Form 10-Q
period 2008-09-30
BRISTOL MYERS SQUIBB CO
filed 2008-10-23
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2008, there were 1,979,611,750 shares outstanding of the Registrant’s $.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EARNINGS
Net Sales	$5,254	$4,601	$15,348	$13,135

Cost of products sold	1,634	1,478	4,874	4,152
Marketing, selling and administrative	1,208	1,105	3,507	3,260
Advertising and product promotion	362	338	1,101	950
Research and development	834	802	2,442	2,338
Acquired in-process research and development	—	—	32	—
Provision for restructuring, net	26	—	67	44
Litigation expense, net	30	—	32	14
Gain on sale of product assets	—	(247)	—	(273)
Equity in net income of affiliates	(164)	(139)	(478)	(393)
Other expense, net	169	8	188	29

Total Expenses, net	4,099	3,345	11,765	10,121
Earnings from Continuing Operations Before Income Taxes and Minority Interest	1,155	1,256	3,583	3,014
Provision for income taxes	308	292	896	535
Minority interest, net of taxes	259	211	730	546

Net Earnings from Continuing Operations	588	753	1,957	1,933

Discontinued Operations:
Earnings, net of taxes	8	105	107	321
Gain on Disposal, net of taxes	1,982	—	1,939	—

	1,990	105	2,046	321

Net Earnings	$2,578	$858	$4,003	$2,254

Earnings per Common Share
Basic:
Net Earnings from Continuing Operations	$0.30	$0.38	$0.99	$0.98
Discontinued Operations:
Earnings, net of taxes	—	0.05	0.06	0.17
Gain on Disposal, net of taxes	1.00	—	0.98	—

Net Earnings per Common Share	$1.30	$0.43	$2.03	$1.15

Diluted:
Net Earnings from Continuing Operations	$0.30	$0.38	$0.98	$0.98
Discontinued Operations:
Earnings, net of taxes	—	0.05	0.05	0.16
Gain on Disposal, net of taxes	0.99	—	0.97	—

Net Earnings per Common Share	$1.29	$0.43	$2.00	$1.14

Average Common Shares Outstanding:
Basic	1,977	1,974	1,976	1,968
Diluted	2,004	2,012	2,006	2,005

Dividends declared per common share	$0.31	$0.28	$0.93	$0.84

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
COMPREHENSIVE INCOME

Net Earnings	$2,578	$858	$4,003	$2,254
Other Comprehensive Income/(Loss):
Foreign currency translation	(49)	40	(23)	74
Deferred gains/(losses) on derivatives qualifying as hedges, net of tax liability of $30 and net of tax benefit of $14 for the three months ended September 30, 2008 and 2007, respectively; and net of tax liability of $27 and net of tax benefit of $15 for the nine months ended September 30, 2008 and 2007, respectively	67	(27)	36	(28)
Deferred gains on pension and other postretirement benefits, net of tax liability of $23 and $15 for the three months ended September 30, 2008 and 2007, respectively; and $49 and $30 for the nine months ended September 30, 2008 and 2007, respectively	7	27	70	85
Deferred gains/(losses) on available for sale securities, net of tax benefit of $1 for the three months ended September 30, 2007; and net of tax benefit of $1 for both the nine months ended September 30, 2008 and 2007	134	(1)	25	(1)

Total Other Comprehensive Income	159	39	108	130

Comprehensive Income	$2,737	$897	$4,111	$2,384

RETAINED EARNINGS

Retained Earnings at January 1			$19,762	$19,845
Cumulative effect of adoption of FIN No. 48			—	27
Net Earnings			4,003	2,254
Cash dividends declared			(1,846)	(1,663)

Retained Earnings at September 30			$21,919	$20,463

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$7,173	$1,801
Marketable securities	258	424
Receivables, net of allowances of $133 in 2008 and $180 in 2007	4,224	4,240
Inventories, net	2,055	2,162
Deferred income taxes, net of valuation allowances	691	851
Prepaid expenses	378	310
Assets held for sale	—	560

Total Current Assets	14,779	10,348

Property, plant and equipment, net	5,360	5,650
Goodwill	4,841	4,998
Other intangible assets, net	1,212	1,330
Deferred income taxes, net of valuation allowances	1,119	2,716
Other assets	1,165	1,130

Total Assets	$28,476	$26,172

LIABILITIES

Current Liabilities:
Short-term borrowings	$135	$1,891
Accounts payable	1,441	1,442
Accrued expenses	2,897	2,951
Deferred income	832	447
Accrued rebates and returns	769	763
U.S. and foreign income taxes payable	199	296
Dividends payable	618	614
Accrued litigation liabilities	60	205
Liabilities related to assets held for sale	—	35

Total Current Liabilities	6,951	8,644

Pension liabilities and other postretirement liabilities	695	782
Deferred income	809	714
U.S. and foreign income taxes payable	455	537
Other liabilities	508	552
Long-term debt	6,120	4,381

Total Liabilities	15,538	15,610

Commitments and contingencies (Note 20)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series: Authorized 10 million shares; issued and outstanding 5,672 in 2008 and 5,815 in 2007, liquidation value of $50 per share	—	—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2008 and 2007	220	220
Capital in excess of par value of stock	2,800	2,722
Restricted stock	(77)	(97)
Accumulated other comprehensive loss	(1,353)	(1,461)
Retained earnings	21,919	19,762

	23,509	21,146
Less cost of treasury stock — 226 million common shares in 2008 and 2007	(10,571)	(10,584)

Total Stockholders’ Equity	12,938	10,562

Total Liabilities and Stockholders’ Equity	$28,476	$26,172

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net earnings	$4,003	$2,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	449	373
Amortization	187	265
Deferred income tax expense/(benefit)	1,629	(175)
Litigation settlement expense, net	32	14
Stock-based compensation expense	132	97
Provision for restructuring	67	44
Gain on sale of product assets and businesses	(3,434)	(273)
Acquired in-process research and development	32	—
Impairment charges and asset write-offs	247	7
Loss on disposal of property, plant and equipment and investment in other companies	21	12
Equity income in excess of cash distributions from affiliates	(23)	(36)
Unfunded pension expense	81	129
Changes in operating assets and liabilities:
Receivables	(598)	(366)
Inventories	(75)	(105)
Prepaid expenses and other assets	(92)	(19)
Litigation settlement payments, net of insurance recoveries	(178)	(318)
Accounts payable and accrued expenses	516	389
Product liability	(13)	(13)
U.S. and foreign income taxes payable	385	(44)
Deferred income and other liabilities	(27)	288

Net Cash Provided by Operating Activities	3,341	2,523

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	280	19,159
Purchases of marketable securities	(248)	(19,096)
Additions to property, plant and equipment and capitalized software	(656)	(593)
Proceeds from disposal of property, plant and equipment and investment in other companies	74	24
Proceeds from sale of product assets and businesses	4,531	273
Purchase of Kosan Biosciences, Inc., net	(191)	—
Proceeds from sale and leaseback of properties	227	—
Other investments	(12)	(3)

Net Cash Provided by/(Used in) Investing Activities	4,005	(236)

Cash Flows From Financing Activities:
Short-term repayments	(1,717)	(41)
Long-term debt borrowings/(repayments)	1,579	(1,301)
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	4	312
Dividends paid	(1,845)	(1,659)

Net Cash Used in Financing Activities	(1,979)	(2,689)

Effect of Exchange Rates on Cash and Cash Equivalents	5	31

Increase/(Decrease) in Cash and Cash Equivalents	5,372	(371)
Cash and Cash Equivalents at Beginning of Period	1,801	2,018

Cash and Cash Equivalents at End of Period	$7,173	$1,647

The consolidated statements of cash flows include the activities of discontinued operations.

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2008 and December 31, 2007, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. These unaudited consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

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

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

Note 2. Alliances and Investments

Sanofi

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $250 million and $206 million for the three months ended September 30, 2008 and 2007, respectively, and $714 million and $532 million for the nine months ended September 30, 2008 and 2007, respectively. The Company recorded net sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,773 million and $1,562 million for the three months ended September 30, 2008 and 2007, respectively, and $5,108 million and $4,256 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statement of earnings. The Company’s share of net income from these partnership entities before taxes was $163 million and $143 million for the three months ended September 30, 2008 and 2007, respectively, and $487 million and $392 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statement of cash flows.

The Company and Sanofi have an alliance for the copromotion of irbesartan. The Company recognized other income of $8 million in each of the three month periods ended September 30, 2008 and 2007, respectively, and $24 million in each of the nine month periods ended September 30, 2008 and 2007, respectively, related to the amortization of deferred income associated with Sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the United States upon formation of the alliance. The unrecognized portion of the deferred income amounted to $130 million and $154 million at September 30, 2008 and December 31, 2007, respectively, and will continue to amortize through 2013, the expected expiration of the license.

Note 2. Alliances and Investments (Continued)

The following is the summarized financial information for the Company’s equity investments in the partnership with Sanofi for the territory covering Europe and Asia:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2008	2007	2008	2007
Net sales	$881	$788	$2,704	$2,273
Gross profit	657	606	2,048	1,753
Net income	318	294	978	801

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

The Company recorded net sales for ABILIFY* of $564 million and $420 million for the three months ended September 30, 2008 and 2007, respectively, and $1,547 million and $1,198 million for the nine months ended September 30, 2008 and 2007, respectively. The Company amortized into cost of products sold $1 million in each of the three month periods ended September 30, 2008 and 2007, and $5 million in each of the nine month periods ended September 30, 2008 and 2007 for previously capitalized milestone payments. The unamortized capitalized payment balance is recorded in other intangible assets, and was $24 million at September 30, 2008 and $29 million at December 31, 2007, and will continue to amortize through 2012, the expected expiration of the agreement.

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

The Company recorded net sales for ERBITUX* of $184 million and $185 million for the three months ended September 30, 2008 and 2007, and $567 million and $507 million for the nine months ended September 30, 2008 and 2007, respectively. The Company amortized into cost of products sold $9 million in each of the three months ended September 30, 2008 and 2007, respectively, and $28 million in each of the nine months ended September 30, 2008 and 2007, respectively, for previously capitalized milestone payments. The unamortized portion of the approval payments is recorded in other intangible assets, and was $369 million at September 30, 2008 and $397 million at December 31, 2007, and will continue to amortize through 2018, the remaining term of the agreement.

The Company acquired an investment in ImClone upon execution of the commercialization agreement. The Company accounts for its investment in ImClone under the equity method and records its share of the results, adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004, in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded equity income of $2 million and an equity loss of $1 million for the three months ended September 30, 2008 and 2007, respectively, and an equity loss of $3 million and equity income of $8 million for the nine months ended September 30, 2008 and 2007, respectively. The Company’s recorded investment and the market value of its holdings in ImClone common stock was $113 million and approximately $898 million at September 30, 2008, respectively, and $114 million

Note 2. Alliances and Investments (Continued)

and approximately $619 million at December 31, 2007, respectively. The Company holds 14.4 million shares of ImClone stock, representing approximately 17% of ImClone’s shares outstanding at both September 30, 2008 and December 31, 2007. On a per share basis, the carrying value of the ImClone investment and the closing market price of the ImClone shares at September 30, 2008 were $7.87 and $62.40, respectively, compared to $7.92 and $43.00, respectively, at December 31, 2007.

Eli Lilly and Company (Lilly) commenced a tender offer of $70 per share on October 14, 2008 for the outstanding shares of ImClone’s common stock. Based on Bristol-Myers Squibb’s ownership of 14.4 million shares of ImClone, the Company expects to receive approximately $1.0 billion in cash upon Lilly’s acceptance of the Company’s tendering of its shares. The Company will continue to have marketing rights to ERBITUX* and believes it has rights to ImClone’s investigational compound IMC-11F8.

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

The Company records revenue for ATRIPLA* in a limited number of EU countries where the Company agreed to purchase the product from Gilead and distribute it to third party customers. Gilead records all other ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records net sales for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead or by Gilead to third-party customers. The Company’s net sales for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. The Company recorded efavirenz revenues of $155 million and $87 million for the three months ended September 30, 2008 and 2007, respectively, and $405 million and $236 million for the nine months ended September 30, 2008 and 2007, respectively, related to ATRIPLA* sales, and $1 million of ATRIPLA* sales for both the three and nine months ended September 30, 2008. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statement of earnings. The Company recorded an equity loss on the U.S. joint venture with Gilead of $2 million in each of the three month periods ended September 30, 2008 and 2007, respectively, and $6 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007. In October 2008, the Company received from AstraZeneca a milestone payment of $50 million for the June 2008 filing of the New Drug Application to the Food and Drug Administration (FDA) for ONGLYZA*. The companies have proposed the name ONGLYZA* which, if approved by the FDA and the European Medicines Evaluation Agency will serve as the trade name for saxagliptin.

The upfront payment was deferred and is being recognized over the useful life of the products into other income. The Company amortized into other income $1 million of upfront payments for each of the three month periods ended September 30, 2008 and 2007, and $5 million in each of the nine month periods ended September 30, 2008 and 2007. The unamortized portion of the upfront payments was $88 million at September 30, 2008 and $93 million at December 31, 2007. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products.

Note 2. Alliances and Investments (Continued)

Pfizer

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. In connection with the Japan agreement, Pfizer made an additional upfront payment of $40 million in December 2007 which was deferred and is being recognized over the useful life of the product into other income. The Company amortized into other income $5 million and $4 million of the upfront payments for the three months ended September 30, 2008 and 2007, respectively, and $14 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively. The unamortized portion of the upfront payments was $265 million at September 30, 2008 and $279 million at December 31, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis, and will manufacture product under this arrangement.

Note 3. Restructuring

In December 2007, the Company announced a three-year Productivity Transformation Initiative (PTI) to fundamentally change the way it runs its business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the Company is transformed into a next-generation biopharmaceutical company. In July 2008, the Company announced its expansion of the PTI to include additional productivity initiatives through 2012. Costs associated with the implementation of the December 5, 2007 announcement are estimated to be between $0.9 billion to $1.1 billion on a pre-tax basis. The Company is in the process of identifying projects to implement under the July 24, 2008 expansion of the PTI and will provide additional information on the expansion of the PTI and its expected costs by year end. The exact timing of the recognition of the PTI charges cannot be predicted with certainty and will be affected by the existence of triggering events for expense recognition under U.S. GAAP, among other factors.

As part of the overall PTI, the Company incurred charges of $107 million and $329 million in the three and nine months ended September 30, 2008, respectively. Included in these charges are net termination benefits of $25 million and $64 million for the three and nine months ended September 30, 2008, respectively, and other exit costs of $1 million and $3 million for the three and nine months ended September 30, 2008, respectively. The PTI charges, including the termination benefits and other exit costs, are primarily included in cost of products sold; marketing, selling and administrative expenses; and provision for restructuring. In connection with the PTI, the Company aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base.

2008 Activities

The net charges include termination benefits for workforce reductions of approximately 310 and 680 manufacturing, selling and administrative personnel, primarily in the U.S. and Europe for the three and nine months ended September 30, 2008, respectively.

The following table presents details of expenses incurred by segment and Corporate/Other in connection with the PTI activities:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$19	$1	$20	$51	$2	$53
Nutritionals	—	—	—	2	—	2
Corporate/Other	5	—	5	11	—	11

Subtotal	24	1	25	64	2	66
Changes in estimates	1	—	1	—	1	1

Provision for restructuring, net	$25	$1	$26	$64	$3	$67

Note 3. Restructuring (Continued)

2007 Activities

The net charges include termination benefits for workforce reductions of approximately 50 and 500 manufacturing, selling and administrative personnel primarily in the U.S., Latin America and Europe for the three and nine months ended September 30, 2007, respectively.

The following table presents details of expenses by segment and Corporate/Other:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$5	$—	$5	$35	$—	$35
Nutritionals	—	—	—	1	—	1
Corporate/Other	1	—	1	13	1	14

Subtotal	6	—	6	49	1	50
Changes in estimates	(6)	—	(6)	(6)	—	(6)

Provision for restructuring, net	$—	$—	$—	$43	$1	$44

The following table represents the reconciliation of restructuring liabilities and spending against those liabilities:

	Termination Liability	Other Exit Costs Liability	Total
Dollars in Millions
Liability as of January 1, 2008	$168	$(1)	$167
Charges	64	2	66
Spending	(104)	(1)	(105)
Change in estimates	—	1	1
Gain on divestiture (1)	(2)	—	(2)

Liability as of September 30, 2008	$126	$1	$127

(1)	Gain on divestiture represents reversal of $2 million liability previously accrued for ConvaTec restructuring charges.

In addition to termination and other charges, the Company recorded $53 million and $17 million of manufacturing network rationalization charges, primarily including accelerated depreciation charges, for the three months ended September 30, 2008 and 2007, respectively, and $207 million and $46 million for the nine months ended September 30, 2008 and 2007, respectively. These charges were primarily recorded in cost of products sold on the consolidated statement of earnings and primarily relate to the Pharmaceuticals segment.

Note 4. Acquisitions and Divestitures

On September 15, 2008, Mead Johnson Nutritionals filed a registration statement with the U.S. Securities and Exchange Commission for an initial public offering (IPO) of its Class A common stock. The Company plans to sell approximately 10% and no more than 20% of Mead Johnson Nutritionals to the public through the IPO and to retain at least an 80% equity interest in the new company as part of the Company’s overall business portfolio for the foreseeable future. After extensively considering strategic options, management believes this plan will allow Mead Johnson Nutritionals to implement its growth plan, increase shareholder value and maintain its important financial contribution to the Company. The execution of the plan is dependent upon and subject to a number of factors and uncertainties including business and market conditions. The registration statement relating to these securities has not yet become effective. These securities may not be sold nor may offers to buy these securities be accepted before the time the registration statement becomes effective. This footnote shall not constitute an offer to sell or a solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

In August 2008, the Company completed the divestiture of its ConvaTec business. In January 2008, the Company completed the divestiture of Bristol-Myers Squibb Medical Imaging. See “—Note 5. Discontinued Operations” for further discussions of these divestitures.

On June 26, 2008, the Company completed the acquisition of Kosan Biosciences, Inc. (Kosan), a cancer therapeutics company with a library of novel compounds, including Hsp90 inhibitors for cancer and microtubule stabilizers, which may have additional potential in neurodegenerative diseases, for a net purchase price of approximately $191 million. The transaction was accounted for under the purchase method of accounting and therefore the excess purchase price over the fair value of the net assets acquired per the preliminary valuation was allocated to goodwill. In connection with this transaction, the Company recorded approximately $32 million in acquisition-related in-process research and development charges in the second quarter of 2008.

In July 2007, the Company completed the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries to Lion Corporation (Japan) for $247 million in cash. As a result of this transaction, the Company recognized a pre-tax gain of $247 million ($144 million, net of tax) in the third quarter of 2007.

Note 5. Discontinued Operations

On August 1, 2008, the Company completed the divestiture of its ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista) for a gross purchase price of approximately $4.1 billion, resulting in a pre-tax gain of $3.4 billion, $2.0 billion net of tax, which is included in discontinued operations. The gross purchase price includes an estimated post-closing purchase price adjustment based on the Company’s estimate of the closing working capital of the ConvaTec business and therefore the purchase price and transaction gain are subject to future adjustment based on the actual closing working capital of the ConvaTec business, pursuant to the terms of the Stock and Asset Purchase Agreement, dated May 3, 2008. In addition, in the nine months ended September 30, 2008, the Company recorded in discontinued operations a curtailment loss of $5 million and special termination benefits of $13 million associated with the re-measurement of the U.S. and Japan pension plans’ obligations and assets triggered by the decision to sell the ConvaTec business. The results of the ConvaTec business, which previously were reported as a separate operating segment, are included in earnings from discontinued operations, net of taxes, for all periods presented.

In January 2008, the Company completed the divestiture of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista for a gross purchase price of approximately $525 million, before post-closing working capital adjustments, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations. The results of the Medical Imaging business, which previously were included in the former Other Health Care operating segment, are included in earnings from discontinued operations, net of taxes, for all periods presented. The net assets associated with the Medical Imaging business, totaling approximately $525 million, were reclassified to assets and liabilities held for sale as of December 31, 2007.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in other expense, net associated with both the ConvaTec and the Medical Imaging businesses. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing. These activities for both the ConvaTec and the Medical Imaging businesses are not expected to be material to the Company’s results of operations or cash flows. The ConvaTec agreements extend for periods generally less than 24 months, with the majority ranging between six and 18 months from the transaction close date, subject in certain cases to limited extensions. The Medical Imaging agreements extend for periods generally less than 24 months, with the majority ranging between three and six months from the transaction close date, subject in certain cases to closing extensions. The transitional service fees, net of identifiable direct costs, are recognized in other expense, net and amounted to $6 million and $10 million during the three and nine months ended September 30, 2008, respectively.

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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$120	$7	$127	$292	$157	$449

Earnings (loss) from discontinued operations:
Earnings (loss) before income taxes	$28	$(13)	$15	$86	$69	$155
Curtailment losses and special termination benefits	2	—	2	—	—	—
Provision (benefit) for income taxes	8	(3)	5	31	19	50

Earnings (loss) from discontinued operations, net of taxes	$18	$(10)	$8	$55	$50	$105

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$732	$33	$765	$832	$487	$1,319

Earnings (loss) from discontinued operations:
Earnings (loss) before income taxes	$194	$(8)	$186	$258	$212	$470
Curtailment losses and special termination benefits	18	—	18	—	—	—
Provision (benefit) for income taxes	63	(2)	61	90	59	149

Earnings (loss) from discontinued operations, net of taxes	$113	$(6)	$107	$168	$153	$321

The consolidated statements of cash flows include the ConvaTec and Medical Imaging businesses through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and, accordingly, debt was not allocated to these businesses.

Note 5. Discontinued Operations (Continued)

The following table includes Medical Imaging assets and liabilities that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2007. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture. In addition, goodwill at December 31, 2007 of $2 million has been excluded from the following summary of net assets held for sale and was considered in determining the pre-tax gain on sale in the first quarter of 2008. These assets are not generating operating results or cash flows and were included in the table below as assets held for sale at December 31, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2008	2007	2008	2007
Basic:
Net Earnings from Continuing Operations	$588	$753	$1,957	$1,933

Discontinued Operations:
Earnings, net of taxes	8	105	107	321
Gain on Disposal, net of taxes	1,982	—	1,939	—

Net Earnings	$2,578	$858	$4,003	$2,254

Basic Earnings Per Share:
Average Common Shares Outstanding - Basic	1,977	1,974	1,976	1,968

Net Earnings from Continuing Operations	$0.30	$0.38	$0.99	$0.98

Discontinued Operations:
Earnings, net of taxes	—	0.05	0.06	0.17
Gain on Disposal, net of taxes	1.00	—	0.98	—

Net Earnings per Common Share	$1.30	$0.43	$2.03	$1.15

Diluted:
Net Earnings from Continuing Operations	$588	$753	$1,957	$1,933
Interest expense on conversion of convertible debt, net of taxes	4	10	16	28

Net Earnings from Continuing Operations used for Diluted Earnings per Common Share Calculation	592	763	1,973	1,961
Discontinued Operations:
Earnings, net of taxes	8	105	107	321
Gain on Disposal, net of taxes	1,982	—	1,939	—

Net Earnings	$2,582	$868	$4,019	$2,282

Diluted Earnings Per Share:
Average Common Shares Outstanding	1,977	1,974	1,976	1,968
Conversion of convertible debt	24	29	27	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	3	9	3	8

Average Common Shares Outstanding - Diluted	2,004	2,012	2,006	2,005

Net Earnings from Continuing Operations	$0.30	$0.38	$0.98	$0.98

Discontinued Operations:
Earnings, net of taxes	—	0.05	0.05	0.16
Gain on Disposal, net of taxes	0.99	—	0.97	—

Net Earnings per Common Share	$1.29	$0.43	$2.00	$1.14

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 138 million and 84 million for the three months ended September 30, 2008 and 2007, respectively, and 141 million and 78 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 7. Other Expense, Net

The components of other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dollars in Millions
Interest expense	$84	$109	$237	$325
Interest income	(37)	(69)	(111)	(184)
Impairment charge of marketable securities	224	—	247	—
Foreign exchange transaction (gains)/losses	(51)	21	(34)	24
Other, net	(51)	(53)	(151)	(136)

Other expense, net	$169	$8	$188	$29

Interest expense was decreased by net interest swap gains of $17 million and $39 million for the three and nine months ended September 30, 2008, respectively, and increased by net interest swap losses of $4 million and $8 million for the three and nine months ended September 30, 2007, respectively. Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. See “—Note 10. Marketable Securities” for further detail on impairment of marketable securities. Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters, ConvaTec and Medical Imaging net transitional service fees, and amortization of certain upfront payments related to the Company’s alliances. See “—Note 2. Alliances and Investments.”

Note 8. Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 26.7% and 25.0% for the three and nine months ended September 30, 2008, respectively, compared to 23.2% and 17.8% for the three and nine months ended September 30, 2007, respectively. The higher tax rate in the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to earnings mix in high tax jurisdictions in 2008, the impairment of auction rate securities and the benefit of the research and development credit in 2007, which expired on December 31, 2007. The tax rate for the nine months ended September 30, 2007 was favorably impacted due to a tax benefit of $105 million in the first quarter of 2007. This benefit related to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The tax rate for the nine months ended September 30, 2008 was favorably impacted by a benefit of $91 million of tax related to the effective settlement of the 2002-2003 audit with the Internal Revenue Service. The effective settlement was related to the Joint Committee of Congress approval of a Foreign Tax Credit Carrryback Claim to 2000 and 2001. The Company received a cash refund of approximately $432 million, including interest, in the third quarter of 2008.

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (The Act). The Act extended the Research and Development Credit for both 2008 and 2009. The Company will record the benefit of the Research and Development Credit for all of 2008 in the fourth quarter. The Act also extended through 2009 a deferral for certain payments (interest, dividends, rents and royalties) between commonly controlled foreign corporations.

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

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit, research tax credit and charitable contribution carryforwards. The charitable contribution carryforwards are expected to be fully utilized by the end of 2008 due to the Medical Imaging and ConvaTec divestitures. The foreign tax credit and research credit carryforwards expire in varying amounts beginning in 2012. It is anticipated that there will be a significant reduction to the foreign tax credit and research tax credit carryforward due to the Medical Imaging and ConvaTec divestitures. Realization of foreign tax credit, research tax credit and charitable contribution carryforwards are dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company is currently under examination by a number of tax authorities, including all of the major jurisdictions listed in the table below, which have potential adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2008 will

Note 8. Income Taxes (Continued)

decrease in the range of approximately $195 million to $235 million in the next 12 months as a result of the settlement of certain tax audits and other events. The expected range of settlements, within the next 12 months, has increased slightly from the year end disclosure. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made.

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

Note 9. Fair Value Measurement

As stated in “—Note 1. Basis of Presentation and New Accounting Standards”, on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Note 9. Fair Value Measurement (Continued)

Financial assets and liabilities carried at fair value at September 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Dollars in Millions
U.S. Treasury Bills	$1,256	$—	$—	$1,256
Equity Securities	24	—	—	24
U.S. Treasury-Backed Securities	—	4,990	—	4,990
Interest Rate Swap Derivative Assets	—	151	—	151
Foreign Exchange Derivative Assets	—	51	—	51
Auction Rate Securities	—	—	213	213
Floating Rate Securities	—	—	178	178

Total assets at fair value (1)	$1,280	$5,192	$391	$6,863

	Level 1	Level 2	Level 3	Total
Dollars in Millions
Interest Rate Swap Derivative Liabilities	$—	$89	$—	$89
Foreign Exchange Derivative Liabilities	—	12	—	12
Natural Gas Contracts	—	2	—	2

Total liabilities at fair value (1)	$—	$103	$—	$103

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s investment in ImClone, short- and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

Due to the lack of observable market quotes on the Company’s auction rate securities (ARS) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. During the second quarter of 2008, the Company sold the portion of its ARS portfolio that contained sub-prime mortgages as its underlying collateral for $45 million, for a gain of $2 million. During the third quarter of 2008, the Company recorded an impairment charge of $224 million related to certain ARS. The impairment charge included an additional $64 million decline in value during the period as well as $160 million which was previously determined to be temporary as of June 30, 2008. The Company continued to adjust ARS to fair value based on third party valuation models including indicative pricing and other non-observable evidence of fair value, including internal valuation models. The third quarter impairment charge was required after an analysis of other-than-temporary impairment factors, including the severity of decline and current market conditions.

The Company’s floating rate securities (FRS) are primarily rated AA/A2 or better with several securities on negative watch. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the FRS consist primarily of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities, and corporate bonds and loans. Since the latter part of 2007, the general FRS market became less liquid or active due to the continuing credit and liquidity concerns. As a result, there is no availability of observable market quotes in the active market (Level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (Level 2 inputs). The Company marks-to-market its FRS based on indicative pricing. Those indicative price quotes represent the individual broker’s own assessments based on similar assets as well as using valuation techniques and analyzing the underlying assets of FRS. Due to the current lack of an active market for the Company’s FRS and the general lack of transparency into their underlying assets, the Company also relies on other qualitative analysis including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs) to value its FRS portfolio. In the three and nine months ended September 30, 2008, the Company received $2 million and $105 million, respectively, of principal at par primarily on FRS that matured in March 2008.

Note 9. Fair Value Measurement (Continued)

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Treasury Bills and Treasury-Backed Securities – valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2008.

•

Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2008.

•

Natural gas forward contracts – valued using NYMEX futures prices for natural gas at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2008.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the nine months ended September 30, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and will be fair valued under the provisions of SFAS No. 157. The Company did not elect the fair value option for its $1.6 billion Senior Notes issued on May 1, 2008.

Note 10. Marketable Securities

The following tables summarize the Company’s current and non-current marketable securities, which include U.S. dollar-denominated FRS and ARS, both of which are accounted for as available for sale debt securities.

September 30, 2008	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Current
Floating rate securities	$116	$94	$94	$(22)
U.S. Treasury Bills	135	135	135	—
Other	29	29	29	—

Total current	$280	$258	$258	$(22)

Non-current
Available for sale
Auction rate securities (1)	$464	$213	$213	$(27)
Floating rate securities	141	84	84	(57)

Total non-current	$605	$297	$297	$(84)

December 31, 2007	Cost	Fair Value	Carrying Value	Unrealized Loss in Accumulated OCI
Dollars in Millions
Current
Floating rate securities	$362	$337	$337	$(25)
Other	87	87	87	—

Total current	$449	$424	$424	$(25)

Non-current
Available for sale
Auction rate securities (2)	$811	$419	$419	$(117)

Total non-current	$811	$419	$419	$(117)

(1)	The Company recorded a pre-tax impairment charge of $224 million in earnings at September 30, 2008 related to these securities.
(2)	The Company recorded a pre-tax impairment charge of $275 million in earnings at December 31, 2007 related to these securities.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS).

		Non-current
	Current FRS	FRS	ARS	Total
Dollars in Millions
Carrying value at January 1, 2008	$337	$—	$419	$756
Settlements	(105)	—	(49)	(154)
Transfers between current and non-current	(104)	104	—	—
Total losses
Included in earnings	—	—	(247)	(247)
Included in other comprehensive income	(34)	(20)	90	36

Carrying value at September 30, 2008	$94	$84	$213	$391

On December 31, 2007, the Company’s carrying value in FRS amounted to $337 million. In the three and nine months ended September 30, 2008, the Company received $2 million and $105 million, respectively, of principal at par primarily on FRS that matured in March 2008. In the nine months ended September 30, 2008, the Company reduced the carrying value of the remaining FRS by $54 million to $178 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated OCI. In addition, in the first quarter of 2008, the Company reclassified $104 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current assets, as the Company expects these FRS to recover their values beyond the next 12 months due to liquidity concerns and the continued uncertainty in the capital markets.

Note 10. Marketable Securities (Continued)

On December 31, 2007, the Company’s carrying value in ARS amounted to $419 million. In the first quarter of 2008, the Company received $4 million at par value of partial calls on its ARS and in addition recorded an impairment charge of $25 million on ARS that were previously assessed as other-than-temporarily impaired. In the second quarter of 2008, the Company sold the portion of its ARS portfolio that contained sub-prime mortgages as its underlying collateral for $45 million, for a gain of $2 million. During the third quarter of 2008, the Company recorded an impairment charge of $224 million related to certain ARS. The impairment charge included an additional $64 million decline in value during the period as well as $160 million which was previously determined to be temporary as of June 30, 2008. The Company continued to adjust ARS to fair value based on third party valuation models and other non-observable evidence of fair value. The third quarter impairment charge was required after an analysis of other-than-temporary impairment factors, including the severity of decline and current financial market conditions.

Note 11. Receivables

The major categories of receivables were as follows:

Dollars in Millions	September 30, 2008	December 31, 2007
Trade receivables	$2,679	$2,805
Alliance partners receivables	1,413	824
Income tax refund claims	52	472
Miscellaneous receivables	213	319

	4,357	4,420
Less allowances	133	180

Receivables, net	$4,224	$4,240

For additional information on the Company's alliance partners, see “—Note 2. Alliances and Investments.”

Note 12. Inventories

The major categories of inventories were as follows:

Dollars in Millions	September 30, 2008	December 31, 2007
Finished goods	$862	$904
Work in process	772	834
Raw and packaging materials	421	424

Inventories, net	$2,055	$2,162

Note 13. Property, Plant and Equipment

The major categories of property, plant and equipment were as follows:

Dollars in Millions	September 30, 2008	December 31, 2007
Land	$151	$185
Buildings	4,508	4,696
Machinery, equipment and fixtures	4,150	4,418
Construction in progress	769	915

	9,578	10,214
Less accumulated depreciation	4,218	4,564

Property, plant and equipment, net	$5,360	$5,650

Note 14. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 were as follows:

Dollars in Millions	Pharmaceuticals Segment	Nutritionals Segment	ConvaTec/ Medical Imaging	Total
Balance at January 1, 2008	$4,603	$113	$282	$4,998
Adjustments:
Reduction due to sale of Medical Imaging	—	—	(2)	(2)
Reduction due to sale of ConvaTec	—	—	(280)	(280)
Purchase price and allocation adjustments	125	—	—	125

Balance at September 30, 2008	$4,728	$113	$—	$4,841

Goodwill of $132 million was recorded as a result of the Kosan acquisition, while a $7 million goodwill reduction was recorded as a result of establishing an additional deferred tax asset related to the 2007 acquisition of Adnexus. See “— Note 4. Acquisitions and Divestitures” for further detail.

At September 30, 2008 and December 31, 2007, other intangible assets consisted of the following:

Dollars in Millions	September 30, 2008	December 31, 2007
Patents/Trademarks	$157	$179
Less accumulated amortization	101	99

Patents/Trademarks, net	56	80

Licenses	651	663
Less accumulated amortization	239	215

Licenses, net	412	448

Technology	1,214	1,214
Less accumulated amortization	743	660

Technology, net	471	554

Capitalized Software	998	917
Less accumulated amortization	725	669

Capitalized Software, net	273	248

Other intangible assets, net	$1,212	$1,330

Amortization expense for other intangible assets for the three months ended September 30, 2008 and 2007 was $61 million and $89 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $187 million and $265 million, respectively. Included in amortization expense for the nine months ended September 30, 2008 was $1 million of amortization expense related to the ConvaTec discontinued operations. Included in amortization expense for the three and nine months ended September 30, 2007 was $17 million and $51 million, respectively, of amortization expense related to the Medical Imaging discontinued operations and $1 million and $3 million, respectively, of amortization expense related to the ConvaTec discontinued operations.

Expected amortization expense related to the September 30, 2008 net carrying amount of other intangible assets follows:

Years Ending December 31:	Dollars in Millions
2008 (three months)	$61
2009	235
2010	229
2011	210
2012	168
Later Years	309

Note 15. Accumulated Other Comprehensive Income/(Loss)

The accumulated balances related to each component of other comprehensive income/(loss), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2007	$(424)	$(23)	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	74	(28)	85	(1)	130

Balance at September 30, 2007	$(350)	$(51)	$(1,126)	$12	$(1,515)

Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	(23)	36	70	25	108

Balance at September 30, 2008	$(348)	$(1)	$(903)	$(101)	$(1,353)

Note 16. Business Segments

The Company has two reportable segments—Pharmaceuticals and Nutritionals. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson Nutritionals, primarily an infant formula and children’s nutritionals business.

The following table summarizes the Company’s net sales and earnings from continuing operations before minority interest and income taxes by business segment.

	Three Months Ended September 30,				Nine Months Ended September 30,

	Net Sales		Earnings From Continuing Operations Before Minority Interest and Income Taxes		Net Sales		Earnings From Continuing Operations Before Minority Interest and Income Taxes
Dollars in Millions	2008	2007	2008	2007	2008	2007	2008	2007
Pharmaceuticals	$4,510	$3,926	$1,403	$977	$13,173	$11,234	$3,849	$2,807
Nutritionals	744	675	200	196	2,175	1,901	645	536

Total Segments	5,254	4,601	1,603	1,173	15,348	13,135	4,494	3,343
Corporate/Other	—	—	(448)	83	—	—	(911)	(329)

Total	$5,254	$4,601	$1,155	$1,256	$15,348	$13,135	$3,583	$3,014

Corporate/Other consists principally of interest income, interest expense, certain administrative expenses and certain corporate programs, impairment charges of ARS, amortization of certain upfront payments, restructuring charges and certain other litigation matters.

Note 16. Business Segments (Continued)

Net sales of the Company’s key products were as follows:

	Net Sales by Products
	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2008	2007	2008	2007
Pharmaceuticals
Cardiovascular
PLAVIX*	$1,439	$1,254	$4,134	$3,381
AVAPRO*/AVALIDE*	334	309	974	876
PRAVACHOL	34	86	176	353
Virology
REYATAZ	342	273	963	790
SUSTIVA Franchise (total revenue)	294	237	849	696
BARACLUDE	144	72	388	176
Oncology
ERBITUX*	184	185	567	507
TAXOL	91	102	286	308
SPRYCEL	82	46	224	102
IXEMPRA	25	—	76	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	564	420	1,547	1,198
Immunoscience
ORENCIA	119	60	312	156
Other Pharmaceuticals	858	882	2,677	2,691

Total Pharmaceuticals	4,510	3,926	13,173	11,234

Nutritionals
ENFAMIL	295	281	872	802
Other Nutritionals	449	394	1,303	1,099

Total Nutritionals	744	675	2,175	1,901

Total	$5,254	$4,601	$15,348	$13,135

Note 17. Pension and Other Postretirement Benefit Plans

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2008	2007	2008	2007	2008	2007	2008	2007
Service cost — benefits earned during the period	$55	$61	$2	$3	$174	$184	$6	$7
Interest cost on projected benefit obligation	98	88	9	8	294	261	29	27
Expected return on plan assets	(118)	(110)	(7)	(6)	(354)	(328)	(21)	(19)
Amortization of prior service cost/(benefit)	3	4	(1)	(1)	8	9	(3)	(3)
Amortization of loss	24	34	1	1	73	103	4	4

Net periodic benefit cost	62	77	4	5	195	229	15	16
Curtailments, settlements and special termination benefits	2	1	(1)	(1)	18	2	(1)	(1)

Total net periodic benefit cost	$64	$78	$3	$4	$213	$231	$14	$15

Net actuarial loss and prior service cost amortized from accumulated OCI into net periodic benefit costs for the three months ended September 30, 2008 and 2007 were $27 million and $38 million for pension benefits, respectively, and were de minimis for other benefits. For the nine months ended September 30, 2008 and 2007, net actuarial loss and prior service cost amortized from accumulated OCI were $81 million and $112 million for pension benefits, respectively. Other benefits amortized from accumulated OCI were $2 million and $1 million in the nine months ended September 30, 2008 and 2007, respectively.

Concurrent with the agreement to sell ConvaTec, a revaluation of various pension plans’ assets and obligations was performed. The revaluation resulted in a settlement and a net curtailment loss of $5 million and special termination benefits of $13 million. These gains and losses were included in discontinued operations in the second and third quarters of 2008.

Contributions

For the three and nine months ended September 30, 2008, there were no contributions to the U.S. pension plans and contributions to the international plans were $57 million and $95 million, respectively. For the three and nine months ended September 30, 2007, contributions to the U.S. pension plans were $20 million, and contributions to the international plans were $19 million and $52 million, respectively. Although no minimum contributions will be required, the Company expects to make cash contributions to the U.S. pension plans in 2008 but has not yet determined an amount. The Company expects contributions to the international plans to be in the range of $140 million to $160 million for the year ending December 31, 2008. There will be no cash funding for other benefits.

Those cash benefit payments from the Company, which are classified as contributions under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106, for the three and nine months ended September 30, 2008, totaled $13 million and $37 million for pension benefits, respectively, and $16 million and $43 million for other postretirement benefits, respectively.

Note 18. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of taxes, related to employee stock options, restricted stock, and long-term performance awards for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2008	2007	2008	2007
Cost of products sold	$5	$3	$14	$10
Marketing, selling and administrative	26	19	79	59
Research and development	13	9	39	29

Total stock-based compensation expense	44	31	132	98
Deferred tax benefit	(14)	(10)	(43)	(34)

Stock-based compensation expense, net of taxes	$30	$21	$89	$64

Note 18. Employee Stock Benefit Plans (Continued)

Stock Options

Information related to stock option grants and exercises under the Company’s Stock Award and Incentive Plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2008	2007	2008	2007
Stock options granted	0.1	0.1	18.2	14.6
Weighted-average grant-date fair value (per share)	$4.42	$6.62	$4.96	$6.03
Total intrinsic value of stock options exercised	$0.5	$4.2	$1.1	$31.9
Cash proceeds from exercise of stock options	$0.5	$18.0	$4.2	$319.3

At September 30, 2008, there was $118 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.

At September 30, 2008, there were 137.5 million and 103.1 million of stock options outstanding and exercisable, respectively, with a weighted-average exercise price of $35.47 and $39.08, respectively. The aggregate intrinsic value for these outstanding and exercisable stock options was $7.9 million and $2.9 million, respectively, and represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $20.85 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable at September 30, 2008 was 0.5 million.

The fair value of employee stock options granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following table presents the weighted-average assumptions used in the valuation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	31.5%	28.1%	31.0%	29.0%
Risk-free interest rate	3.5%	4.7%	3.3%	4.7%
Dividend yield	4.8%	4.1%	4.3%	4.5%
Expected life	7.0 years	6.3 years	6.7 years	6.3 years

Restricted Stock

The Company’s Stock Award and Incentive Plans provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four-year period from the date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. At September 30, 2008, there were 10.1 million shares of restricted stock and restricted stock units outstanding under the plan. For the three months ended September 30, 2008 and 2007, less than 0.1 million and 0.1 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $21.14 and $29.54 per share, respectively. For the nine months ended September 30, 2008 and 2007, 5.3 million and 3.5 million shares, respectively, of restricted stock and restricted stock units were granted with a weighted-average fair value of $22.25 and $27.10 per share, respectively.

At September 30, 2008, there was $173 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares and share units that vested during the three months ended September 30, 2008 and 2007 was $4 million and $5 million, respectively, and during the nine months ended September 30, 2008 and 2007 was $52 million and $32 million, respectively.

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

At September 30, 2008, there were 1.6 million performance shares outstanding under the Company’s Stock Award and Incentive Plans with $28 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 1.8 years. There were no performance shares granted during the three months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, 1.2 million and 0.3 million performance shares were granted, with a weighted average fair value of $21.50 and $27.35 per share, respectively.

Note 19. Short-Term Borrowings and Long-Term Debt

The components of long-term debt were as follows:

Dollars in Millions	September 30, 2008	December 31, 2007
5.875% Notes due 2036	$1,344	$1,284
6.125% Notes due 2038	1,001	—
4.375% Euro Notes due 2016	697	688
4.625% Euro Notes due 2021	677	662
5.25% Notes due 2013	618	614
5.45% Notes due 2018	594	—
6.80% Debentures due 2026	382	383
7.15% Debentures due 2023	371	365
6.88% Debentures due 2097	296	296
Floating Rate Convertible Senior Debentures due 2023	50	—
5.75% Industrial Revenue Bonds due 2024	35	34
1.81% Yen Notes due 2010	33	31
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	7	9

	$6,120	$4,381

In September 2008, the Company repaid $1,150 million principal amount of the $1,200 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2023, as a result of a redemption by the note holders. All or a portion of the remaining balance of $50 million can be redeemed by the holders at par on September 15, 2013 and 2018, or if a fundamental change in ownership of the Company occurs, and has been reclassified to long-term debt as of September 30, 2008. All or a part of the remaining debt is also callable at par at any time by the issuer.

In August 2008 and February 2008, the Company repaid the $400 million 4.00% Notes due 2008 and $117 million of the 1.10% Yen Notes due 2008, respectively.

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

In the first quarter of 2008, the Company entered into an aggregate $600 million notional amount 30-year forward starting interest rate swaps terminating in June 2008 with several financial institutions. The forward starting interest rate swaps were settled on April 30, 2008 at a loss of $19 million. This loss is being deferred in other comprehensive income/(loss) and is being amortized to interest expense over the life of the 6.125% Notes due 2038.

The Company entered into fixed-to-floating interest rate swaps for $4.9 billion (U.S. dollar value at September 30, 2008) of its long-term debt. In the nine months ended September 30, 2008, in conjunction with the issuance of May 1, 2008 Issued Notes, the Company executed several fixed-to-floating interest rate swaps to convert $1.2 billion of the $1.6 billion newly-issued fixed rate debt to variable rate debt.

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

The most significant of these matters are described in “Item 8. Financial Statements and Supplemental Data—Note 22. Legal Proceedings and Contingencies” in the Company’s 2007 Form 10-K. The following discussion is limited to certain recent developments related to these previously described matters, and certain new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with the Company’s 2007 Form 10-K and Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. Net sales of PLAVIX* were approximately $4.8 billion for the year ended December 31, 2007 and $4.1 billion for the nine months ended September 30, 2008. U.S. net sales of PLAVIX* for the same periods were $4.1 billion and $3.6 billion, respectively. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – United States

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, in April 2007, the Company received a subpoena from the New York State Attorney General’s Office — Antitrust Bureau (NYAG) for documents related to the proposed settlement agreement with Apotex to settle the pending patent infringement lawsuit. The Company and the NYAG are currently in discussions regarding resolution of this matter.

PLAVIX* Litigation – International

PLAVIX* – Canada (Apotex, Inc.)

As previously disclosed, in April 2007, Apotex filed a lawsuit in Canada in the Ontario Superior Court of Justice (Superior Court) entitled Apotex Inc., et al. v. Sanofi-Aventis, et al., seeking a payment of $60 million, plus interest related to the break-up of the proposed settlement agreement. In January 2008, the Superior Court granted defendants’ motions to dismiss on the grounds of forum non conveniens and subject matter jurisdiction. Apotex has appealed the decision to the Court of Appeal for Ontario. On October 10, 2008, the Court of Appeal dismissed the lawsuit. Apotex has 60 days in which to file an appeal to the Supreme Court of Canada.

PLAVIX* – Australia

As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75 mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts are valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and a claim directed to clopidogrel and its pharmaceutically acceptable salts are invalid. In view of this decision, it is possible a generic company could develop and seek registration in Australia for an alternate salt form of clopidogrel (other than bisulfate, hydrochloride, hydrobromide, or taurocholate). The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims, which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims.

Note 20. Legal Proceedings and Contingencies (Continued)

PLAVIX* – Germany

As previously disclosed, in 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by Sanofi and BMS for PLAVIX*. In May 2008, the German health authority (Bfarm) granted marketing authorization to the YES Pharmaceutical product. Data protection for PLAVIX* did not expire until July 2008. Sanofi and BMS filed an objection to the grant of the marketing authorization on the grounds that their data exclusivity rights had been infringed. YES Pharmaceutical and its partners sought immediate enforcement of the marketing authorization, which was denied by Bfarm. YES Pharmaceutical and its partners then filed a legal motion for immediate enforcement before the administrative court, which was granted. YES Pharmaceutical’s partners, Hexal and Ratiopharm, began and continue to market the product in Germany. Sanofi and BMS appealed the decision of the administrative court, but this appeal has been rejected by the administrative appeal court. The third party objection before Bfarm is still pending. YES Pharmaceutical and its partners have announced that they plan to seek marketing authorization in other EU countries in addition to Germany. Also, the Company believes that other companies have filed for generic approvals in the EU of a clopidogrel containing product after the expiration of the data protection period. These applications are pending.

OTHER INTELLECTUAL PROPERTY LITIGATION

ORENCIA

As previously disclosed, in August 2006, ZymoGenetics, Inc. filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sales of ORENCIA infringe U.S. Patents Nos. 5,843,725 and 6,018,026. On October 22, 2008, the Company and ZymoGenetics, Inc. entered into a Release and Licence Agreement under which the Company received a nonexclusive, worldwide license to ZymoGenetics, Inc.’s patents claiming Ig fusion proteins in exchange for a lump sum payment of $21 million to be paid in the fourth quarter of 2008. Pursuant to the agreement, the patent infringement lawsuit will be terminated.

ENFAMIL

On September 15, 2008, the Company and its wholly-owned subsidiary Mead Johnson & Co. filed a patent infringement lawsuit against Abbott Laboratories and Abbott Nutrition (Abbott) in U.S. District Court for the Southern District of Indiana for infringement of its U.S. Patent No. 7,040,500. The companies allege that Abbott’s sale of certain cans of SIMILAC* infant formula powder infringes the ‘500 patent. The companies have filed for a preliminary injunction, which request remains pending.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In January 2007, a notice of appeal with respect to the judgment was filed. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. Plaintiffs filed a petition for review with the California Supreme Court, which remains pending. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company in the event plaintiffs are successful on appeal.

SHAREHOLDER DERIVATIVE ACTIONS

On July 31, 2007, certain members of the Board of Directors, current and former officers and the Company were named in two derivative actions filed in the New York State Supreme Court, John Frank v. Peter Dolan, et al. (07-602580) and Donald Beebout v. Peter Dolan, et al. (07-602579), and one derivative action filed in the federal district court, Steven W. Sampson v. James D. Robinson, III, et al. (07-CV-6890). The complaints allege breaches of fiduciary duties for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. Plaintiffs seek monetary damages on behalf of the Company, contribution and indemnification. By decision filed on December 13, 2007, the state court granted motions to dismiss the complaints, Frank and Beebout, relating to certain members of the Board of Directors, but did not dismiss the complaints as to the former officers. By decision dated August 20, 2008, the federal district court granted the Company’s motion to dismiss the Sampson action. Plaintiffs have filed a motion for reconsideration, which is pending before the court.

Note 20. Legal Proceedings and Contingencies (Continued)

SECURITIES LITIGATION

In Re Bristol-Myers Squibb, Co. Securities Litigation

As previously disclosed, in June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al. (07 CV 5867) and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former Chief Executive Officer, Peter Dolan and former Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, naming an additional former officer but no longer naming Andrew Bonfield as a defendant. By decision dated August 20, 2008, the federal district court denied defendants’ motions to dismiss.

The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in a number of private class actions as well as suits brought by the attorneys general of numerous states alleging that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in seven state attorneys’ general suits pending in federal and state courts around the country. The Company has reached a settlement in principle in the case in Alabama state court that was scheduled to proceed to trial in October 2008.

As previously reported, one set of class actions, together with a suit by the Arizona attorney general, have been consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In September 2008, the Court in the AWP MDL issued an order certifying multi-state classes for a class of Medigap insurers and a class of third-party payors and individuals who paid or reimbursed for drugs based on AWP.

It is not possible at this time to reasonably assess the outcome of these lawsuits or their potential impact on the Company.

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program. In July 2006, the U.S. District Court for the Northern District of California dismissed the lawsuit with prejudice for failure to state a claim and plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit. In September 2008, the Ninth Circuit reversed District Court’s dismissal and reinstated the lawsuit.

It is not possible at this time to reasonably assess the outcome of this lawsuit, or its potential impact on the Company.

Note 21. Subsequent Event

In October 2008, the Company signed an agreement to sell its manufacturing facility located in Giza, Egypt and the 20 mature pharmaceutical products manufactured in the facility to GlaxoSmithKline plc for $210 million. The sale is expected to be completed in the fourth quarter of 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) is a global biopharmaceutical and related health care products company whose mission is to extend and enhance human life by providing the highest quality pharmaceutical and related health care products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical and related health care products.

Financial Highlights

For the third quarter of 2008, the Company reported global net sales of $5.3 billion, an increase of 14%, including a 3% favorable foreign exchange impact, compared to the same period in 2007. The growth was driven by a 15% increase in pharmaceutical net sales to $4.5 billion as well as a 10% increase in nutritional net sales to $744 million.

Diluted net earnings per common share from continuing operations was $0.30 in the third quarter of 2008 compared with $0.38 in the corresponding period in 2007. The 2008 results included charges of $224 million attributed to the impairment of auction rate securities (ARS) and $107 million associated with the implementation of the Productivity Transformation Initiative (PTI), whereas the 2007 results include a $247 million gain associated with the sale of a product asset. During the third quarter of 2008, the Company generated $1.4 billion of cash from operating activities, obtained proceeds of $4.1 billion associated with the sale of its ConvaTec business and used approximately $1.2 billion to redeem most of its Floating Rate Convertible Senior Debentures.

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

Central to the Company’s strategy is the PTI, which will be expanded to achieve an additional $1.0 billion in projected annual cost savings and cost avoidance by 2012 in addition to the previously announced strategy to realize $1.5 billion in annual cost savings and cost avoidance by 2010. The Company is on track to achieve the $1.5 billion in annual cost savings and cost avoidance by 2010. Costs associated with achieving the $1.5 billion in annual cost savings and cost avoidance by 2010 are estimated to be between $0.9 billion to $1.1 billion on a pre-tax basis. Costs associated with the expansion of PTI for an additional $1.0 billion in cost savings and cost avoidance through 2012 have not yet been determined. The Company has incurred approximately $0.6 billion of costs to date in connection with the implementation of the PTI, including approximately $0.1 billion in the third quarter of 2008.

Consistent with the Company’s objective to maximize the value of its non-pharmaceutical businesses, in August 2008, the Company completed the sale of its ConvaTec business for a gross purchase price of approximately $4.1 billion, subject to customary post-closing adjustments, to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista).

On September 15, 2008, Mead Johnson Nutritionals filed a registration statement with the U.S. Securities and Exchange Commission for an initial public offering of its Class A Common Stock. The Company plans to sell approximately 10% and no more than 20% of Mead Johnson Nutritionals through an initial public offering and to retain at least an 80% equity interest in the new company as part of the Company’s overall business portfolio for the foreseeable future. After extensively considering strategic options, management believes this plan will allow Mead Johnson Nutritionals to implement its growth plan, increase shareholder value and maintain its important financial contribution to the Company. The execution of the plan is dependent upon and subject to a number of factors and uncertainties including business and market conditions.

The Company continues to focus on supplementing its internal research and development portfolio with strategic partnerships and acquisitions. In August 2008, the Company entered into an agreement with PDL BioPharma Inc. (PDL) to license and commercialize Elotuzumab, PDL’s blood cancer drug for the treatment of multiple myeloma.

Eli Lilly and Company (Lilly) commenced a tender offer of $70 per share on October 14, 2008 for the outstanding shares of ImClone Systems Incorporated’s (ImClone) common stock. Based on Bristol-Myers Squibb’s ownership of 14.4 million shares of ImClone, the Company expects to receive approximately $1.0 billion in cash upon Lilly’s acceptance of the Company’s tendering of its shares. The Company will continue to have marketing rights to ERBITUX* and believes it has the rights to ImClone’s investigational compound IMC-11F8.

In the third quarter of 2008, the Company increased, and has plans to continue to increase, its investment to improve growth in its key products, which include PLAVIX* (clopidogrel bisulfate), ABILIFY* (aripiprazole), REYATAZ (atazanavir sulfate), the SUSTIVA Franchise (efavirenz), ERBITUX* (cetuximab), ORENCIA (abatacept), BARACLUDE (entecavir), SPRYCEL (dasatinib) and IXEMPRA (ixabepilone).

New Product and Pipeline Developments

In October 2008, the U.S. Food and Drug Administration (FDA) approved the use of REYATAZ (atazanavir sulfate) 300 milligram once-daily boosted with ritonavir 100 milligram as part of combination therapy in previously untreated (treatment-naïve) HIV-1 infected patients. This use of once-daily REYATAZ/ritonavir in HIV-1 infected treatment-naïve adult patients is based upon 48-week results from the CASTLE study, which demonstrated similar antiviral efficacy of REYATAZ/ritonavir to twice-daily lopinavir/ritonavir, each as part of HIV combination therapy in treatment-naïve HIV-1 infected adult patients. Data from the CASTLE study was published in the August 23 issue of The Lancet.

In September 2008, Bristol-Myers Squibb and its development partner Medarex, Inc. announced updated survival data from three Phase II studies of ipilimumab in patients with advanced metastatic melanoma (stage III or IV) who had been previously treated. Study results showed that approximately half of patients who received ipilimumab (10 mg/kg) remained alive beyond one year.

In September 2008, at the annual meeting of the American Society for Therapeutic Radiology and Oncology, the Company and its development partner ImClone announced ERBITUX* five year data showing significant improvements in overall survival for patients with locally or regionally advanced head and neck cancer. In the September 10, 2008 issue of the New England Journal of Medicine, the EXTREME study was published and it showed that ERBITUX* improved survival in first-line recurrent and/or metastatic head and neck cancer.

In September 2008, at the annual meeting of the European Association for the Study of Diabetes, the Company and its development partner AstraZeneca announced results of Phase III studies of ONGLYZA (saxagliptin), when used in combination with metformin as an initial therapy, when added to solfonylorea or thiazolidinedione in patients with inadequately controlled type 2 diabetes significantly lowered A1C and demonstrated significant improvements across key measures of glucose control.

In September 2008, at the annual meeting of the European Society of Cardiology, the Company and its development partner Pfizer announced a Phase II study (APPRAISE-1) of apixaban – a novel anticoagulant – provided encouraging trends suggesting that anticoagulation with apixaban on top of current standards of care and continued beyond the initial hospitalization may reduce the risk of a second heart attack, stroke or death.

In August 2008, the Company and its development partner Pfizer announced that the primary endpoint was not met in a Phase III study of apixaban for prevention of venous thromboembolism (VTE) in patients undergoing total knee replacement. The rate of the primary efficacy endpoint on apixaban was numerically similar to that observed with enoxaparin, but did not meet the pre-specified statistical criteria for non-inferiority compared to enoxaparin. The results of the trial do not necessitate any changes in protocols of any other ongoing apixaban studies. The companies are considering further studies in preventing VTE in knee surgery and will not submit the U.S. regulatory filing for VTE prevention in the second half of 2009, as previously communicated. Programs directed toward prevention of VTE, including EMEA registration studies, treatment of VTE, Acute Coronary Systems and in the prevention of stroke in atrial fibrillation continue as planned.

In August 2008, the Company entered into an agreement with PDL BioPharma, Inc. for the global development and commercialization of elotuzumab, an anti-CS1 antibody currently in Phase I development for multiple myeloma.

In July 2008, the Company and its partner AstraZeneca announced that regulatory submissions for ONGLYZA (saxagliptin) were made in both the United States and in Europe on June 30 and July 1, respectively. The concurrent European filing further demonstrates the Company’s commitment to rapidly bring forward new medicines for serious unmet medical needs like Type II diabetes. In September 2008, the FDA announced it has accepted the filing.

Three Months Results of Operations

	Three Months Ended September 30,
				% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Net Sales	$5,254	$4,601	14%
Earnings from Continuing Operations before Minority Interest and Income Taxes	$1,155	$1,256	(8)%	22.0%	27.3%
Provision for Income Taxes	$308	$292	5%
Effective tax rate	26.7%	23.2%
Net Earnings from Continuing Operations	$588	$753	(22)%	11.2%	16.4%

Third quarter 2008 net sales increased 14% to $5,254 million, including a 3% favorable foreign exchange impact, compared to the same period in 2007, driven by increased pharmaceutical net sales which totaled $4,510 million in the third quarter of 2008. U.S. net sales increased 14% to $3,064 million in the third quarter of 2008 compared to the same period in 2007, primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV and hepatitis portfolio and ORENCIA partially offset by increased charges for sales returns of PRAVACHOL (Pravastatin). International net sales increased 14% to $2,190 million, including a 7% favorable foreign exchange impact. Nutritional net sales increased 10% to $744 million, including a 3% foreign exchange impact, compared to the same period in 2007.

The composition of the change in net sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	14%	8%	3%	3%

In general, the Company’s business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within the Pharmaceuticals section below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business.

The Company operates in two reportable segments—Pharmaceuticals and Nutritionals.

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Pharmaceuticals	$4,510	$3,926	15%	85.8%	85.3%
Nutritionals	744	675	10%	14.2%	14.7%

Net Sales	$5,254	$4,601	14%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the consolidated statement of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Three Months Ended September 30,
Dollars in Millions	2008	2007
Gross Sales	$5,952	$5,250
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(129)	(127)
Women, Infants and Children (WIC) Rebates	(202)	(242)
Managed Health Care Rebates and Other Contract Discounts	(93)	(84)
Medicaid Rebates	(52)	(27)
Cash Discounts	(78)	(62)
Sales Returns	(69)	(27)
Other Adjustments	(75)	(80)

Total Gross-to-Net Sales Adjustments	(698)	(649)

Net Sales	$5,254	$4,601

Pharmaceuticals

The composition of the change in pharmaceutical net sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	15%	10%	2%	3%

U.S. pharmaceutical net sales increased 18% to $2,708 million in the third quarter of 2008 compared to $2,302 million in the same period in 2007, primarily due to increased sales of PLAVIX* ABILIFY*, the HIV and hepatitis portfolio and ORENCIA partially offset by increased charges for sales returns of PRAVACHOL (Pravastatin). International pharmaceutical net sales increased 11%, including a 7% favorable foreign exchange impact, to $1,802 million for the third quarter of 2008 compared to $1,624 million in the same period in 2007. The increase was primarily due to increased sales of BARACLUDE, ABILIFY*, SPRYCEL and the HIV portfolio. The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, Sanofi-Aventis (Sanofi) for PLAVIX* and AVAPRO*/AVALIDE*, which continue to show growth in the third quarter of 2008.

Key pharmaceutical products and their net sales, representing 81% and 78% of total pharmaceutical net sales in the third quarter of 2008 and 2007, respectively, are as follows:

	Three Months Ended September 30,
Dollars in Millions	2008	2007	% Change
Cardiovascular
PLAVIX*	$1,439	$1,254	15%
AVAPRO*/AVALIDE*	334	309	8%
PRAVACHOL	34	86	(60)%
Virology
REYATAZ	342	273	25%
SUSTIVA Franchise (total revenue)	294	237	24%
BARACLUDE	144	72	100%
Oncology
ERBITUX*	184	185	(1)%
TAXOL	91	102	(11)%
SPRYCEL	82	46	78%
IXEMPRA	25	—	—
Affective (Psychiatric) Disorders
ABILIFY*	564	420	34%
Immunoscience
ORENCIA	119	60	98%

•

Sales of PLAVIX*, a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi, increased 15%, including a 1% favorable foreign exchange impact. Sales of PLAVIX* increased 17% in the U.S. to $1,263 million in the third quarter of 2008 from $1,080 million in the same period in 2007, primarily due to higher average net selling prices and higher demand. Estimated total U.S. prescription demand for PLAVIX* increased 7% compared to the same period in 2007. While market exclusivity for PLAVIX* is expected to expire in 2011 in the U.S. and 2013 in the major European markets, the composition-of-matter patent for PLAVIX* is the subject of litigation. For additional information on the PLAVIX* litigations, see “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies.” Data protection for PLAVIX* expired on July 15, 2008 in the European Union (EU). In most of the major markets within Europe, the product benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member states, however, where there is no composition-of-matter patent covering clopidogrel bisulfate, competitors are seeking regulatory approval to enter those markets with generic clopidogrel bisulfate. In addition, at least one group of competitor companies has received marketing authorization for, and has started to market, an alternative salt form of clopidogrel in Germany. The competitor companies have announced that they plan to seek marketing authorization in other EU countries in addition to Germany.

•

Sales of AVAPRO*/AVALIDE*, an angiotensin II receptor blocker for the treatment of hypertension, also part of the Sanofi alliance, increased 8%, including a 3% favorable foreign exchange impact. U.S. sales increased 7% to $189 million in the third quarter of 2008 from $176 million in the same period in 2007, primarily due to higher average net selling prices, partially offset by lower demand. Estimated total U.S. prescription demand decreased approximately 7% compared to 2007. International sales increased 9%, including a 6% favorable foreign exchange impact, to $145 million compared to $133 million in the same period in 2007.

•

Sales of PRAVACHOL, an HMG Co-A reductase inhibitor, decreased 60%, despite a 4% favorable foreign exchange impact, due to increased charges for sales returns in the U.S. and continued generic competition in the U.S. and key European markets.

•

Sales of REYATAZ, a protease inhibitor for the treatment of HIV, increased 25%, including a 4% favorable foreign exchange impact. U.S. sales increased 25% to $176 million in the third quarter of 2008 from $141 million in the same period in 2007, primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 18% compared to the same period in 2007. International sales increased 26%, including a 7% favorable foreign exchange impact, to $166 million in the third quarter of 2008 from $132 million in the same period in 2007.

•

Sales of the SUSTIVA Franchise, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, increased 24%, including a 2% favorable foreign exchange impact. U.S. sales increased 23% to $185 million in the third quarter of 2008 from $151 million in the same period in 2007, primarily due to higher demand for ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) and higher average selling prices, partially offset by lower demand for SUSTIVA. Estimated total U.S. prescription growth increased approximately 15% compared to 2007. International sales increased 27%, including a 6% favorable foreign exchange impact, to $109 million in the third quarter of 2008 from $86 million in the same period in 2007. Total revenue for the SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue from bulk efavirenz included in the combination therapy ATRIPLA*, a once-daily single tablet three-drug regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. ATRIPLA* is sold through joint venture arrangements with Gilead Sciences, Inc. (Gilead). The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of ATRIPLA* to third-party customers. For additional information on revenue recognition of the SUSTIVA Franchise, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	Sales of BARACLUDE, an oral antiviral agent for the treatment of chronic hepatitis B, increased 100% due to continued growth across all markets.

•

Sales of ERBITUX*, which is sold by the Company almost exclusively in the U.S., were relatively flat at $184 million in the third quarter of 2008 compared to $185 million in the same period in 2007 due to a non-recurring increase in the third quarter 2007 sales attributed to a conversion to an open distributor model. ERBITUX* is marketed by the Company under a distribution and copromotion agreement with ImClone.

•

Sales of TAXOL, an anti-cancer agent sold almost exclusively in international markets, decreased 11% despite a 7% favorable foreign exchange impact. The decrease is primarily due to increased generic competition in Japan.

•

Sales for SPRYCEL, an oral inhibitor of multiple tyrosine kinases, increased 78%, including a 10% favorable foreign exchange impact. U.S. sales increased 24% to $21 million in the third quarter of 2008 from $17 million in the same period in 2007 due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased approximately 29% compared to 2007. International sales increased 110%, including a 15% favorable foreign exchange impact, to $61 million compared to $29 million in the same period in 2007.

•

Sales of IXEMPRA, a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer, were $25 million in the third quarter of 2008. IXEMPRA was launched in the U.S. in October 2007.

•

Total revenue for ABILIFY*, an antipsychotic agent for the treatment of schizophrenia, bipolar disorders and major depressive disorders, increased 34%, including a 3% favorable foreign exchange impact. U.S. sales increased 32% to $435 million in the third quarter of 2008 from $329 million in the same period in 2007, primarily due to higher demand, driven by a new indication for major depressive disorders that was approved in the fourth quarter of 2007. Estimated total U.S. prescription demand increased approximately 26% compared to the same period last year. International sales increased 42%, including a 12% favorable foreign exchange impact, to $129 million in the third quarter of 2008 from $91 million in the same period in 2007, due to continued growth in European markets. Total revenue for ABILIFY* primarily consists of alliance revenue representing the Company’s 65% share of net sales in countries where it copromotes with Otsuka Pharmaceutical Co., Ltd. (Otsuka) and the product is distributed by an Otsuka affiliate. For information on patent litigations relating to ABILIFY*, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies” in the 2007 Form 10-K. For additional information on revenue recognition of ABILIFY*, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•

Sales of ORENCIA, a fusion protein indicated for patients with moderate to severe rheumatoid arthritis, increased 98%, including a 3% favorable foreign exchange impact, primarily due to strong growth in the U.S. and increasing contributions in Europe where ORENCIA was launched in May 2007.

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

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the three months ended September 30, 2008 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS data on a weighted-average basis and (iv) months of inventory on hand in the distribution channel.

	Three Months Ended September 30, 2008
	Total U.S.	Change in U.S.	Change in U.S.	At September 30, 2008
	Net Sales	Net Sales(a)	Total Prescriptions(b)	Months on Hand
PLAVIX*	$1,263	17%	7%	0.4
AVAPRO*/AVALIDE*	189	7	(7)	0.5
PRAVACHOL	(18)	**	(52)	0.8
REYATAZ	176	25	18	0.5
SUSTIVA Franchise (c) (total revenue)	185	23	15	0.5
BARACLUDE	36	64	59	0.5
ERBITUX* (d)	182	(1)	N/A	0.5
SPRYCEL	21	24	29	0.8
IXEMPRA(d, e)	24	—	N/A	0.6
ABILIFY*	435	32	26	0.4
ORENCIA (d)	97	70	N/A	0.4

	Three Months Ended September 30, 2007
	Total U.S.	Change in U.S.	Change in U.S. Total	At September 30, 2007
	Net Sales	Net Sales(a)	Prescriptions(b)	Months on Hand
PLAVIX*	$1,080	128%	86%	0.4
AVAPRO*/AVALIDE*	176	11	(4)	0.4
PRAVACHOL	17	(77)	(78)	0.7
REYATAZ	141	9	10	0.5
SUSTIVA Franchise (c) (total revenue)	151	18	19	0.6
BARACLUDE	22	57	70	0.5
ERBITUX* (d)	183	6	N/A	0.3
SPRYCEL	17	55	**	0.7
IXEMPRA(d, e)	—	—	N/A	—
ABILIFY*	329	27	10	0.4
ORENCIA (d)	57	68	N/A	0.4

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both SUSTIVA and ATRIPLA* prescription units. The estimated months on hand only includes SUSTIVA.
(d)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(e)	IXEMPRA was launched in the U.S. in October 2007.
**	Change is in excess of 200%.

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

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and, outside of the U.S., in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. In the case of the Company’s U.S. Pharmaceuticals products at September 30, 2008, there were no products to disclose. In the case of the Company’s International Pharmaceuticals and Nutritionals products, the following products had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2008.

At June 30, 2008, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.4 months of inventory on hand at direct customers compared to approximately 1.2 months of inventory on hand at December 31, 2007. The level of inventory on hand was due primarily to the ordering patterns of private pharmacists in France.

At June 30, 2008, EFFERALGAN, an analgesic product, had approximately 1.3 months of inventory on hand compared to 0.9 months of inventory on hand at December 31, 2007. The level of inventory on hand was due primarily to the ordering patterns of private pharmacists in France as well as the launch of a Depon Odis distributor in Greece.

At June 30, 2008, VIDEX/VIDEX EC, an antiviral product, had approximately 1.6 months of inventory on hand at direct customers compared to 1.3 months of inventory on hand at December 31, 2007. The level of inventory on hand maintained by the Company was due primarily to government purchasing patterns in Brazil. The Company was contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company had no control over the inventory levels relating to such orders. No VIDEX/VIDEX EC has been sold to the Brazilian government since January 2008, when the Company completed delivery per contact requirements.

In the U.S., for all products sold exclusively through wholesalers or through distributors, the Company determines its months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by the Company’s three largest wholesalers, which accounted for approximately 92% of total gross sales of U.S. Pharmaceuticals products in the third quarter of 2008, and provided by the Company’s distributors. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third-party data, which represent their own record-keeping processes and, as such, may also reflect estimates.

For pharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s Pharmaceuticals business outside of the U.S. and Nutritionals business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data do not exist or are otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. Pharmaceuticals business for the quarter ended September 30, 2008 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in its annual report Form 10-K for the year ended December 31, 2008.

Nutritionals

The composition of the change in nutritional net sales is as follows:

		Analysis of % Change
Three Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	10%	(2)%	9%	3%

Key nutritional product lines and their net sales, representing 97% of total nutritional net sales in both the third quarter of 2008 and 2007, are as follows:

	Three Months Ended September 30,
Dollars in Millions	2008	2007	% Change
Infant Formulas	$497	$469	6%
ENFAMIL	295	281	5%
Toddler/Children’s Nutritionals	221	183	21%

Worldwide nutritional net sales increased 10%, including a 3% favorable foreign exchange impact, to $744 million in the third quarter of 2008 from $675 million in the same period in 2007. Nine percent of this increase is due to price changes in response to higher dairy product costs. U.S. nutritional net sales decreased 10% to $275 million in the third quarter of 2008 from $304 million in the same period in 2007, primarily due to the 2007 timing of contract transactions under the Women, Infants and Children Rebates program. International nutritional net sales increased 26%, including a 5% favorable foreign exchange impact, to $469 million in the third quarter of 2008 from $371 million in the same period in 2007, primarily due to growth in both infant formulas and children’s nutritionals.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, China, Canada, Spain, Mexico, Japan, Germany and Italy. The Company’s net sales by geographic areas were as follows:

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
United States	$3,064	$2,683	14%	58%	58%
Europe, Middle East and Africa	1,147	987	16%	22%	22%
Other Western Hemisphere	421	409	3%	8%	9%
Pacific	622	522	19%	12%	11%

Total	$5,254	$4,601	14%	100%	100%

Sales in the U.S. increased 14% in the third quarter of 2008 compared to the same period in 2007, primarily due to items previously discussed in “—Item 2. Pharmaceuticals.”

Sales in Europe, Middle East and Africa increased 16%, including a 9% favorable foreign exchange impact, primarily due to sales growth in major European markets for REYATAZ, SPRYCEL, ABILIFY*, BARACLUDE, and ORENCIA, partially offset by increased generic competition for PRAVACHOL.

Sales in the Other Western Hemisphere countries increased 3%, including a 5% favorable foreign exchange impact, primarily due to the increased sales of key nutritional products in Mexico, as well as increased sales of REYATAZ and SPRYCEL across major other Western Hemisphere markets.

Sales in the Pacific region increased 19%, including a 5% favorable foreign exchange impact, primarily due to increased sales of key nutritional products in China and the Philippines and BARACLUDE in China and Japan.

Expenses

	Three Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Cost of products sold	$1,634	$1,478	11%	31.1%	32.1%
Marketing, selling and administrative	1,208	1,105	9%	23.0%	24.0%
Advertising and product promotion	362	338	7%	6.9%	7.3%
Research and development	834	802	4%	15.9%	17.4%
Provision for restructuring, net	26	—	—	0.5%	—
Litigation expense, net	30	—	—	0.6%	—
Gain on sale of product assets	—	(247)	100%	—	(5.3)%
Equity in net income of affiliates	(164)	(139)	(18)%	(3.2)%	(3.0)%
Other expense, net	169	8	**	3.2%	0.2%

Total Expenses, net	$4,099	$3,345	23%	78.0%	72.7%

**	Change is in excess of 200%.

•

Cost of products sold, as a percentage of net sales, decreased to 31.1% in the third quarter of 2008 compared to 32.1% in the same period in 2007. Costs of products sold include manufacturing rationalization charges of $53 million related to the implementation of the PTI in 2008, or 1.0% of net sales, compared to $17 million of rationalization charges recorded in the third quarter of 2007, or 0.4% of net sales, and an unfavorable foreign exchange impact. The increased manufacturing rationalization charges and unfavorable foreign exchange impact in 2008 are more than offset by manufacturing costs improvements from previously implemented initiatives and favorable product mix.

•	Marketing, selling and administrative increased 9%, including an unfavorable 3% foreign exchange impact, primarily due to the implementation cost associated with the PTI.

•	Advertising and product promotion increased 7%, including an unfavorable 2% foreign exchange impact, primarily due to increased investment in the international nutritionals business.

•

Research and development increased 4%, including an unfavorable 1% foreign exchange impact. Research and development included charges of $37 million in 2008 for upfront and milestone payments, as compared to $60 million in the third quarter of 2007. Excluding these charges, the increase in research and development primarily reflects increased development for pipeline compounds. Research and development dedicated to pharmaceutical products was 17.9% of pharmaceutical net sales in the third quarter of 2008 compared to 19.8% in 2007, reflecting higher pharmaceutical net sales.

•

Restructuring programs in the third quarter of 2008, which are included in the PTI that began in late 2007, have been implemented to realign and streamline operations in order to increase productivity, to reduce operating expenses and to rationalize the Company’s mature brand portfolio, manufacturing network, research facilities, sales and marketing organizations, as well as to standardize and simplify processes and services. The PTI is expected to generate approximately $1.5 billion in annual cost savings and cost avoidance by 2010 with an additional $1.0 billion in cost savings and cost avoidance by 2012. For additional information on restructuring, see “Item 1. Financial Statements—Note 3. Restructuring” and for additional information on the PTI, see “—Strategy” above.

•

Litigation expense was related to settlements of certain litigation matters. For additional information on litigation charges, see “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies – Pricing, Sales and Promotional Practices Litigation and Investigations.”

•

The gain on sale of product assets in 2007 was for the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries. For additional information, see “Item I. Financial Statements – Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	The components of other expense, net were as follows:

	2008	2007
Dollars in Millions
Interest expense	$84	$109
Interest income	(37)	(69)
Impairment of marketable securities	224	—
Foreign exchange transaction (gains)/losses	(51)	21
Other, net	(51)	(53)

Other expense, net	$169	$8

Interest expense decreased approximately 23% primarily due to net interest rate swap gains of $17 million attributed to decreasing interest rates as well as a reduced average effective interest rate in 2008 on the Floating Rate Convertible Senior Debentures due 2023 when compared to prior year.

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. The 46% decrease from prior year is attributed to a change in mix of the Company’s short-term investment portfolio as well as a decrease in rates of returns on short-term marketable securities, including U.S. Treasury bills, when compared to the prior year.

The impairment of marketable securities balance is attributed to the Company’s impairment of its auction rate securities. See “Item 1. Financial Statements—Note 10. Marketable Securities” for further detail.

The fluctuation in foreign exchange transaction (gains)/losses relates primarily to the favorability in foreign exchange rates on non-qualifying foreign exchange hedges and on the re-measurement of non-functional currency denominated transactions when compared to the prior period.

Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on disposal of property, plant and equipment, certain other litigation matters, ConvaTec and Medical Imaging net transitional service fees, and amortization of certain upfront payments related to the Company’s alliances.

During the quarters ended September 30, 2008 and 2007, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Three Months Ended September 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$26	$—	$—	$26
Accelerated depreciation and other shutdown costs	53	—	—	—	—	—	53
Process standardization implementation costs	—	28	—	—	—	—	28

	53	28	—	26	—	—	107
Litigation Matters:
Litigation settlement	—	—	—	—	30	—	30

Other:
Mead Johnson Nutritionals charges	—	9	—	—	—	—	9
Product liability	—	—	—	—	—	2	2
Upfront and milestone payments	—	—	37	—	—	—	37
Auction rate securities impairment	—	—	—	—	—	224	224

	$53	$37	$37	$26	$30	$226	409

Income taxes on items above							(87)

Decrease to Net Earnings from Continuing Operations							$322

Three Months Ended September 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Gain on sale of product assets	Other (income)/ expense, net	Total
Litigation Matters:
Insurance recovery	$—	$—	$—	$(11)	$(11)
Product liability	—	—	—	5	5

	—	—	—	(6)	(6)

Other:
Upfront and milestone payments	—	60	—	—	60
Accelerated depreciation and asset impairment	17	—	—	—	17
Gain on sale of product assets	—	—	(247)	—	(247)

	$17	$60	$(247)	$(6)	(176)

Income taxes on items above					82

(Increase) to Net Earnings from Continuing Operations					$(94)

Earnings From Continuing Operations Before Minority Interest and Income Taxes

	Three Months Ended September 30,
Dollars in Millions	2008	2007	% Change
Pharmaceuticals	$1,403	$977	44%
Nutritionals	200	196	2%

Total segments	1,603	1,173	37%
Corporate/Other	(448)	83	**

Total	$1,155	$1,256	(8)%

**	Change is in excess of 200%.

Pharmaceuticals

Earnings from continuing operations before minority interest and income taxes increased 44%, primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV and hepatitis portfolio and ORENCIA, as well as an increase in equity in net income of affiliates and favorable net foreign exchange movements, partially offset by a moderate rate of increase in operating expenses, increase in manufacturing rationalization charges related to the implementation of the PTI and continued investment in research and development.

Nutritionals

Earnings from continuing operations before minority interest and income taxes increased 2%, primarily due to increased international net sales offset by continued investment in advertising and product promotions.

Corporate/Other

Loss from continuing operations before minority interest and income taxes was $448 million in the third quarter of 2008 compared to a gain income of $83 million in the third quarter of 2007. The difference was primarily due to impairment charge of ARS, higher costs associated with the implementation of the PTI, higher restructuring and litigation expenses in 2008, and gain on sale of product assets in 2007, partially offset by favorable net foreign exchange movements.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 26.7% for the three months ended September 30, 2008 compared to 23.2% for the three months ended September 30, 2007. The higher tax rate in the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to earnings mix in high tax jurisdictions in 2008, the impairment of auction rate securities and the benefit of the research and development credit in 2007, which expired on December 31, 2007. For additional information on new tax legislation and other tax matters, see “Item 1. Financial Statements—Note 8. Income Taxes”.

Minority Interest

Minority interest, net of taxes increased to $259 million in 2008 from 2007, primarily resulting from an increase in earnings in the Company’s partnership with Sanofi for the territory covering the Americas related to increased PLAVIX* sales.

Discontinued Operations

On August 1, 2008, the Company completed the divestiture of its ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista) for a gross purchase price of approximately $4.1 billion, resulting in a pre-tax gain of $3.4 billion, $2.0 billion net of tax, which is recorded in discontinued operations. In January 2008, the Company completed the sale of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista for a gross purchase price of approximately $525 million, before post-closing working capital adjustments, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in other expense, net associated with both the ConvaTec and the Medical Imaging businesses. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations and are not expected to be material to the Company’s results of operations or cash flows. See “Item 1. Financial Statements —Note 5. Discontinued Operations” for additional information on the ConvaTec and Medical Imaging divestitures and the related continuing cash flow and income statement activities.

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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$120	$7	$127	$292	$157	$449

Earnings (loss) from discontinued operations:
Earnings (loss) before income taxes	$28	$(13)	$15	$86	$69	$155
Curtailment losses and special termination benefits	2	—	2	—	—	—
Provision (benefit) for income taxes	8	(3)	5	31	19	50

Earnings (loss) from discontinued operations, net of taxes	$18	$(10)	$8	$55	$50	$105

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$732	$33	$765	$832	$487	$1,319

Earnings (loss) from discontinued operations:
Earnings (loss) before income taxes	$194	$(8)	$186	$258	$212	$470
Curtailment losses and special termination benefits	18	—	18	—	—	—
Provision (benefit) for income taxes	63	(2)	61	90	59	149

Earnings (loss) from discontinued operations, net of taxes	$113	$(6)	$107	$168	$153	$321

Nine Months Results of Operations

Except as noted below, the factors affecting the third quarter comparisons all affected the nine month comparisons.

	Nine Months Ended September 30,
				% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Net Sales	$15,348	$13,135	17%
Earnings from Continuing Operations before Minority Interest and Income Taxes	$3,583	$3,014	19%	23.3%	22.9%
Provision for Income Taxes	$896	$535	67%
Effective tax rate	25.0%	17.8%
Net Earnings from Continuing Operations	$1,957	$1,933	1%	12.8%	14.7%

Net sales for the first nine months of 2008 increased 17% to $15.3 billion, including a 4% favorable foreign exchange impact, compared to the same period in 2007. U.S. net sales increased 17% to $8.9 billion in 2008 compared to the same period in 2007, primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV and hepatitis portfolio and ORENCIA, partially offset by increased charges for sales returns and generic competition for PRAVACHOL. International net sales increased 16%, including a 10% favorable foreign exchange impact, to $6.5 billion.

The composition of the change in net sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	17%	9%	4%	4%

The percent of the Company’s net sales by segment were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Pharmaceuticals	$13,173	$11,234	17%	85.8%	85.5%
Nutritionals	2,175	1,901	14%	14.2%	14.5%

Net Sales	$15,348	$13,135	17%	100.0%	100.0%

The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2008	2007
Gross Sales	$17,347	$15,084
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(383)	(416)
Women, Infants and Children (WIC) Rebates	(602)	(670)
Managed Health Care Rebates and Other Contract Discounts	(270)	(239)
Medicaid Rebates	(145)	(123)
Cash Discounts	(209)	(176)
Sales Returns	(139)	(92)
Other Adjustments	(251)	(233)

Total Gross-to-Net Sales Adjustments	(1,999)	(1,949)

Net Sales	$15,348	$13,135

The activities and ending balances of each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2007	$63	$230	$111	$137	$18	$221	$124	$904
Provision related to sales made in current period	551	845	340	176	238	137	328	2,615
Provision related to sales made in prior periods	—	3	(7)	(7)	1	18	(1)	7
Returns and payments	(551)	(880)	(306)	(181)	(233)	(201)	(334)	(2,686)
Impact of foreign currency translation	—	—	6	—	—	4	10	20
Discontinued operations	7	—	(10)	—	—	(1)	1	(3)

Balance at December 31, 2007	70	198	134	125	24	178	128	857
Provision related to sales made in current period	383	603	276	155	208	96	250	1,971
Provision related to sales made in prior periods	—	(1)	(6)	(10)	1	43	1	28
Returns and payments	(390)	(585)	(260)	(144)	(200)	(141)	(258)	(1,978)
Impact of foreign currency translation	—	—	3	—	—	(2)	(1)	—
Discontinued operations	(23)	—	(1)	—	(1)	(3)	(8)	(36)

Balance at September 30, 2008	$40	$215	$146	$126	$32	$171	$112	$842

In 2008, the Company recorded gross-to-net sales adjustments related to sales made in prior periods. The significant items included charges for sales returns of $43 million primarily related to higher than expected returns for certain non-exclusive products.

Pharmaceuticals

The composition of the change in pharmaceutical net sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	17%	10%	3%	4%

For the nine months ended September 30, 2008, worldwide pharmaceutical net sales increased 17%, including a 4% favorable foreign exchange impact. U.S. pharmaceutical net sales increased 20% to $7,792 million from $6,489 in 2007, primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV and hepatitis portfolio and ORENCIA partially offset by increased charges for sales returns and generic competition for PRAVACHOL (Pravastatin). International pharmaceutical net sales increased 13%, including a 10% favorable foreign exchange impact, to $5,381 million in the first nine months of 2008 from $4,745 million in 2007, primarily due to increased sales of BARACLUDE, ABILIFY* and SPRYCEL.

Key pharmaceutical products and their net sales, representing 80% and 76% of total pharmaceutical net sales in the first nine months of 2008 and 2007, respectively, are as follows:

	Nine Months Ended September 30,
Dollars in Millions	2008	2007	% Change
Cardiovascular
PLAVIX*	$4,134	$3,381	22%
AVAPRO*/AVALIDE*	974	876	11%
PRAVACHOL	176	353	(50)%
Virology
REYATAZ	963	790	22%
SUSTIVA Franchise (total revenue)	849	696	22%
BARACLUDE	388	176	120%
Oncology
ERBITUX*	567	507	12%
TAXOL	286	308	(7)%
SPRYCEL	224	102	120%
IXEMPRA	76	—	—
Affective (Psychiatric) Disorders
ABILIFY* (total revenue)	1,547	1,198	29%
Immunoscience
ORENCIA	312	156	100%

•

Sales of PLAVIX* increased 22%, including a 1% favorable foreign exchange impact. U.S. sales increased 25% to $3,609 million in the first nine months of 2008 from $2,882 million in the same period in 2007, primarily due to higher demand and the impact of residual sales of generic clopidogrel bisulfate in 2007. Estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased approximately 4% in the first nine months of 2008 compared to 2007, while estimated total U.S. prescription demand for branded PLAVIX* increased 26% in the same period. For further discussion of certain issues related to IMS’ revised data for PLAVIX*, see “—Estimated End-User Demand” above.

•

Sales of AVAPRO*/AVALIDE* increased 11%, including a 5% favorable foreign exchange impact. U.S. sales increased 7% to $547 million in 2008 from $509 million in the same period in 2007. Estimated total U.S. prescription demand decreased approximately 7% compared to 2007. International sales increased 16%, including an 11% favorable foreign exchange impact, to $427 million in the first nine months of 2008 from $367 million in the same period in 2007.

•	Sales of PRAVACHOL decreased 50%, despite a 4% favorable foreign exchange impact. Estimated total U.S. prescription demand decreased approximately 78% compared to 2007.

•

Sales of REYATAZ increased 22%, including a 5% favorable foreign exchange impact. U.S. sales increased 17% to $495 million in the first nine months of 2008 from $422 million in the same period in 2007. Estimated total U.S. prescription demand increased approximately 15% compared to 2007. International sales increased 27%, including an 11% favorable foreign exchange impact, to $468 million in the first nine months of 2008 from $368 million in the same period in 2007, primarily due to increased demand.

•

Total revenue for the SUSTIVA Franchise increased 22%, including a 4% favorable foreign exchange impact. U.S. sales increased 20% to $531 million in the first nine months of 2008 from $442 million in the same period in 2007. Estimated total U.S. prescription growth increased approximately 14% compared to 2007. International sales increased 25%, including a 10% favorable foreign exchange impact, to $318 million in the first nine months of 2008 from $254 million in the same period in 2007.

•	Sales of ERBITUX* increased 12%, primarily due to increased demand for usage in the treatment of head and neck and colorectal cancer.

•

Total revenue for ABILIFY* increased 29%, including a 3% favorable foreign exchange impact. U.S. sales increased 26% to $1,186 in the first nine months of 2008 from $944 million in the same period in 2007. Estimated total U.S. prescription demand increased approximately 20% compared to 2007. International sales increased 42%, including a 15% favorable foreign exchange impact, to $361 million in the first nine months of 2008 from $254 million in the same period in 2007.

The estimated U.S. prescription change data provided above includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on NGPS version 2.0 data provided by IMS.

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the nine months ended September 30, 2008 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; and (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS data on a weighted-average basis.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)	Total U.S. Net Sales	Change in U.S. Net Sales(a)	Change in U.S. Total Prescriptions(b)
PLAVIX*	$3,609	25%	26%	$2,882	25%	6%
AVAPRO*/AVALIDE*	547	7	(7)	509	9	(3)
PRAVACHOL	7	(94)	(78)	121	(76)	(82)
REYATAZ	495	17	15	422	14	13
SUSTIVA Franchise (c) (total revenue)	531	20	14	442	26	22
BARACLUDE	100	69	60	59	84	86
ERBITUX* (d)	560	12	N/A	501	4	N/A
SPRYCEL	62	51	42	41	**	**
IXEMPRA(d, e)	75	—	N/A	—	—	N/A
ABILIFY*	1,186	26	20	944	25	12
ORENCIA (d)	257	71	N/A	150	163	N/A

(a)	Reflects percentage change in net sales in dollar terms, including change in average selling prices and wholesaler buying patterns.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both branded SUSTIVA and ATRIPLA* prescription units. The estimated months on hand only includes branded SUSTIVA.
(d)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(e)	IXEMPRA was launched in the U.S. in October 2007.

**	Change is in excess of 200%.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Nutritionals

The composition of the change in nutritional net sales is as follows:

		Analysis of % Change
Nine Months Ended September 30,	Total Change	Volume	Price	Foreign Exchange
2008 vs. 2007	14%	1%	9%	4%

Key nutritional product lines and their net sales, representing 97% and 96% of total nutritional net sales in the first nine months of 2008 and 2007, respectively, are as follows:

	Nine Months Ended September 30,
Dollars in Millions	2008	2007	% Change
Infant Formulas	$1,462	$1,326	10%
ENFAMIL	872	802	9%
Toddler/Children’s Nutritionals	641	507	26%

Worldwide nutritional net sales increased 14%, including a 4% favorable foreign exchange impact. U.S. nutritional net sales decreased 2% to $836 million in the first nine months of 2008 from $853 million in the same period in 2007, primarily due to decreased sales of infant formulas. International nutritional net sales increased 28%, including an 8% favorable foreign exchange impact, to $1,339 million in the first nine months of 2008 from $1,048 million in the same period in 2007, primarily due to growth in both infant formula and children’s nutritionals.

Geographic Areas

The Company’s net sales by geographic areas were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
United States	$8,853	$7,548	17%	58%	57%
Europe, Middle East and Africa	3,443	2,908	18%	22%	22%
Other Western Hemisphere	1,246	1,157	8%	8%	9%
Pacific	1,806	1,522	19%	12%	12%

Total	$15,348	$13,135	17%	100%	100%

Sales in the U.S. increased 17%, primarily due to items previously discussed in “—Pharmaceuticals” above.

Sales in Europe, Middle East and Africa increased 18%, including a 12% favorable foreign exchange impact.

Sales in the Other Western Hemisphere countries increased 8%, including an 8% favorable foreign exchange impact.

Sales in the Pacific region increased 19%, including an 8% favorable foreign exchange impact, primarily due to increased sales of BARACLUDE and AVAPRO*/AVALIDE* across all regions, as well as key nutritional products, partially offset by increased generic competition for PRAVACHOL.

Expenses

	Nine Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2008	2007	% Change	2008	2007
Cost of products sold	$4,874	$4,152	17%	31.8%	31.6%
Marketing, selling and administrative	3,507	3,260	8%	22.8%	24.8%
Advertising and product promotion	1,101	950	16%	7.2%	7.2%
Research and development	2,442	2,338	4%	15.9%	17.8%
Acquired in-process research and development	32	—	—	0.2%	—
Provision for restructuring, net	67	44	52%	0.5%	0.3%
Litigation expense, net	32	14	129%	0.2%	0.1%
Gain on sale of product assets	—	(273)	100%	—	(2.0)%
Equity in net income of affiliates	(478)	(393)	(22)%	(3.1)%	(2.9)%
Other expense, net	188	29	**	1.2%	0.2%

Total Expenses, net	$11,765	$10,121	16%	76.7%	77.1%

**	Change is in excess of 200%.

•

Cost of products sold, as a percentage of net sales, increased to 31.8% in the first nine months of 2008 compared to 31.6% in the same period in 2007. Costs of products sold include manufacturing rationalization charges of $207 million related to the implementation of the PTI in 2008, or 1.3% of net sales, compared to $46 million of rationalization charges recorded in 2007, or 0.4% of net sales. The increased manufacturing rationalization charges in 2008 are partially offset by manufacturing costs improvements from previously implemented initiatives and favorable product mix.

•

Marketing, selling and administrative increased 8%, including an unfavorable 4% foreign exchange impact, primarily due to higher selling expenses in support of key products. General and administrative expenses increased from 2007 levels resulting from the implementation costs of the productivity initiatives, partially offset by the ongoing productivity initiatives.

•

Advertising and product promotion increased 16%, including an unfavorable 4% foreign exchange impact, primarily due to increased promotions for new indications of ABILIFY* in the U.S. and Europe, increased investment in ORENCIA, and increased investment in international Nutritionals business.

•

Research and development increased 4%, including an unfavorable 1% foreign exchange impact. Research and development includes charges of $88 million in 2008 for upfront and milestone payments compared to $157 in the same period in 2007. Research and development dedicated to pharmaceutical products was 17.9% of pharmaceutical net sales in the first nine months of 2008 compared to 20.2% in the same period in 2007 and reflect the impact of higher net sales.

•

Acquired in-process research and development of $32 million in the first nine months of 2008 is attributed to the acquisition of Kosan. For additional information on the acquisition, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Restructuring charges recorded under the PTI for the nine months ended September 30, 2008 amounted to $67 million. For additional information on restructuring, see “Item 1. Financial Statements – Note 3. Restructuring” and for additional information on the PTI, see “—Strategy” above.

•

Litigation expense was related to the settlement of certain litigation matters. See “Item 1. Financial Statements—Note 20. Legal Proceedings and Contingencies – Pricing, Sales and Promotional Practices Litigation and Investigations.”

•

The gain on sale of product assets in 2007 was for the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries, as well as certain assets from the dermatology products portfolio. For additional information, see “Item 1. Financial Statements—Note 4. Acquisitions and Divestitures.”

•

Equity in net income of affiliates is principally related to the Company’s international joint venture with Sanofi. For additional information on equity in net income of affiliates, see “Item 1. Financial Statements—Note 2. Alliances and Investments.”

•	The components of other expense, net were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2008	2007
Interest expense	$237	$325
Interest income	(111)	(184)
Impairment of marketable securities	247	—
Foreign exchange transaction (gains)/losses	(34)	24
Other, net	(151)	(136)

Other expense, net	$188	$29

Interest expense decreased approximately 27% primarily due to net interest rate swap gains of $39 million as well as a reduced average effective rate in 2008 on the Floating Rate Convertible Senior Debentures due 2023 when compared to prior year.

Interest income decreased approximately 40% primarily due to the change in mix in the Company’s short-term investment portfolio as well as a decrease in the rate of returns on short-term investments, including Treasury bills, when compared to the prior year.

The impairment of marketable securities balance is attributed to the Company’s impairment of its auction rate securities. See “Item 1. Financial Statements—Note 10. Marketable Securities” for further detail.

The fluctuation in foreign exchange transaction (gains)/losses is attributed to the favorability in foreign exchange rates on non-qualifying foreign exchange hedges and on the re-measurement of non-functional currency denominated transactions when compared to the prior period.

During the nine months ended September 30, 2008 and 2007, the Company recorded specified (income)/expense items that affected the comparability of results of the periods presented herein, which are set forth in the following tables:

Nine Months Ended September 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$67	$—	$—	$67
Accelerated depreciation and other shutdown costs	207	—	—	—	—	—	207
Process standardization implementation costs	—	64	—	—	—	—	64
Gain on sale and leaseback of properties	—	—	—	—	—	(9)	(9)

	207	64	—	67	—	(9)	329
Litigation Matters:
Litigation settlement	—	—	—	—	32	—	32

Other:
Mead Johnson Nutritionals charges	—	10	—	—	—	—	10
Product liability	—	—	—	—	—	18	18
Upfront and milestone payments	—	—	88	—	—	—	88
Acquired in-process research and development	—	—	32	—	—	—	32
Auction rate securities impairment	—	—	—	—	—	247	247

	$207	$74	$120	$67	$32	$256	756

Income taxes on items above							(154)

Decrease to Net Earnings from Continuing Operations							$602

Nine Months Ended September 30, 2007

Dollars in Millions	Cost of products sold	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Gain on sale of product assets	Total
Litigation Matters:
Litigation settlement	$—	$—	$—	$14	$—	$—	$14
Insurance recovery	—	—	—	—	(11)	—	(11)
Product liability	—	—	—	—	5	—	5

	—	—	—	14	(6)	—	8

Other:
Upfront and milestone payments	—	157	—	—	—	—	157
Accelerated depreciation and asset impairment	46	—	—	—	—	—	46
Downsizing and streamlining of worldwide operations	—	—	44	—	—	—	44
Gain on sale of product assets	—	—	—	—	—	(273)	(273)

	$46	$157	$44	$14	$(6)	$(273)	(18)

Income taxes on items above							37
Change in estimate for taxes on a prior year specified item							(39)

(Increase) to Net Earnings from Continuing Operations							$(20)

Earnings From Continuing Operations Before Minority Interest and Income Taxes

	Nine Months Ended September 30,
Dollars in Millions	2008	2007	% Change
Pharmaceuticals	$3,849	$2,807	37%
Nutritionals	645	536	20%

Total segments	4,494	3,343	34%
Corporate/Other	(911)	(329)	177%

Total	$3,583	$3,014	19%

Pharmaceuticals

Earnings from continuing operations before minority interest and income taxes increased 37% primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV and hepatitis portfolio and ORENCIA, as well as an increase in equity in net income of affiliates and favorable net foreign exchange movements partially offset by a moderate rate of increase in operating expenses, increase in manufacturing rationalization charges related to the implementation of the PTI and continued investment in research and development.

Nutritionals

Earnings from continuing operations before minority interest and income taxes increased 20% primarily due to increased international net sales offset by continued investment in advertising and product promotions.

Corporate/Other

The increase in loss from continuing operations before minority interest and income taxes from prior period was primarily due to impairment of marketable securities, higher costs associated with the implementation of the PTI, higher restructuring and litigation expenses in 2008, and gain on sale of product assets in 2007, partially offset by favorable net foreign exchange movements.

Income Taxes

The effective income tax rate on earnings from continuing operations before minority interest and income taxes was 25.0% for the nine months ended September 30, 2008 compared to 17.8% for the nine months ended September 30, 2007. The 2007 tax rate was favorably impacted by a tax benefit of $105 million due to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed. The lower tax rate in 2007 was also due to the research and development tax credit, which expired on December 31, 2007. The tax rate for the nine months ended September 30, 2008 was impacted by earnings mix in high tax jurisdictions and the favorable benefit of $91 million of tax related to the effective settlement of the 2002-2003 audit with the Internal Revenue Service. For additional information on new tax legislation, see “Item 1. Financial Statements— Note 8. Income Taxes.”

Financial Position, Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were approximately $7.4 billion at September 30, 2008, compared to $2.2 billion at December 31, 2007. The Company continues to maintain a sufficient level of working capital, which was approximately $7.8 billion at September 30, 2008 and $1.7 billion at December 31, 2007. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include substantial investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working capital items and borrowings are expected to fund near-term operations outside the U.S.

On December 31, 2007, the Company’s carrying value in floating rate securities (FRS) amounted to $337 million. In the three and nine months ended September 30, 2008, the Company received $2 million and $105 million, respectively, of principal at par primarily on FRS that matured in March 2008. In the nine months ended September 30, 2008, the Company reduced the carrying value of the remaining FRS by $54 million to $178 million. The Company assessed this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive income (OCI). In addition, in the first quarter of 2008, the Company reclassified $104 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current assets, as the Company expects these FRS to recover their full or substantial values beyond the next 12 months due to liquidity concerns and the continued uncertainty in the capital markets.

On December 31, 2007, the Company’s carrying value in ARS amounted to $419 million. In the first quarter of 2008, the Company received $4 million at par value of partial calls on its ARS and in addition the Company recorded an impairment charge of $25 million on ARS that were previously assessed as impaired. In the second quarter of 2008, the Company sold the portion of its ARS portfolio that contained sub-prime mortgages as its underlying collateral for $45 million, for a gain of $2 million. During the third quarter of 2008, the Company recorded an impairment charge of $224 million related to certain ARS. The impairment charge included an additional $64 million decline in value during the period as well as $160 million which was previously determined to be temporary as of June 30, 2008. The Company continued to adjust ARS to fair value based on third party valuation models and other non-observable evidence of fair value. The third quarter impairment charge was required after an analysis of other-than-temporary impairment factors, including the severity of decline and current financial market conditions.

As of September 30, 2008, the Company maintained a $178 million carrying value in FRS and a $213 million carrying value in ARS after adjusting for $79 million and $27 million, respectively, of unrecognized losses in accumulated other comprehensive income.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on FRS and ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition and reported earnings. The Company believes that, based on the Company’s current level of cash, cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

Short-term borrowings were $0.1 billion at September 30, 2008, compared to $1.9 billion at December 31, 2007. In September 2008, the Company repaid $1.15 billion principal amount of the $1.2 billion aggregate principal amount of Floating Rate Convertible Senior Debentures due 2023. In August 2008 and February 2008, the Company repaid the $400 million 4.00% Notes due 2008 and $117 million of the 1.10% Yen Notes due 2008, respectively. The Company maintains cash balances and short-term investments in excess of short-term borrowings. Long-term debt was $6.1 billion at September 30, 2008 compared to $4.4 billion at December 31, 2007. The increase is primarily attributed to the May 1, 2008 issuance of $600 million aggregate principal amount of 5.45% Notes due 2018 and $1 billion aggregate principal amount of its 6.125% Notes due 2038.

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s revised the long-term credit rating outlook to negative from stable. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch’s long-term credit rating remains on stable outlook.

The following is a discussion of working capital:

Dollars in Millions	September 30, 2008	December 31, 2007
Working capital	$7,828	$1,704

The increase in working capital of $6.1 billion from December 31, 2007 to September 30, 2008 was impacted by:

•	Generation of $3.3 billion of net cash provided by operating activities.

•

Increase in cash and cash equivalents due to proceeds of $4.1 billion from the sale of the ConvaTec business and issuance of $1.0 billion of 6.125% Notes due 2038 and $600 million of 5.45% Notes due 2018 of which $1.15 billion was used to repay a portion of the Floating Rate Convertible Senior Debentures due 2023, previously classified as short term.

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2008	2007
Cash flow provided by/(used in):
Operating activities	$3,341	$2,523
Investing activities	4,005	(236)
Financing activities	(1,979)	(2,689)

Net cash provided by operating activities was $3,341 million in 2008 and was generated primarily from net earnings of $4,003 million, adjusted by $3,434 million of gains attributed to the sales of the ConvaTec and Medical Imaging businesses and a $247 million net impairment charge primarily related to ARS. Also, impacting cash flow from operating activities in 2008 was a $1,629 million non-cash deferred tax expense primarily associated with the ConvaTec and Medical Imaging gains on sales of businesses. Total changes in operating assets and liabilities amounted to a net use of cash of $82 million in the nine months ended September 30, 2008 and is primarily driven by an $598 million increase in receivables, due primarily to increased sales, and litigation settlement payments of $178 million, partially offset by an increase in payables and accrued expense due to the timing of cash payments, as well as a cash inflow of $385 million from U.S. and foreign income tax payables mainly attributed to the cash refund of approximately $432 million, including interest, in the third quarter of 2008 related to the prior year foreign tax credit carryback claim.

Net cash provided by operating activities was $2,523 million in 2007 and consisted primarily of $2,254 million of net earnings, adjusted by $273 million of gains on sales of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries and U.S. dermatology products, and a $175 million benefit attributed to the settlement of certain tax matters with the IRS, the tax effect of certain milestone payments and additional research and development credits. Total changes in operating assets and liabilities amounted to a net use of cash of $188 million in the nine months ended September 30, 2007 and is primarily driven by a $366 million increase in receivables and litigation settlement payments of $318 million, partially offset by a $389 million increase in accounts payables and $288 million cash inflow from upfront cash payments that were received from alliance partners for codevelopment and commercialization agreements entered into in 2007.

Net cash provided by investing activities was $4,005 million in 2008 and included proceeds of $4,048 million associated with the sale of the ConvaTec business, $483 million associated with the sale of Medical Imaging business, and $227 million in connection with the sale and leaseback of the Paris, France facility, partially offset by a $191 million use of cash associated with the purchase of Kosan. Net cash used in investing activities was $236 million in 2007 and included $593 million of capital expenditures, partially offset by $273 million of proceeds from the sales of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries and U.S. dermatology products, as well as $63 million net proceeds from marketable securities.

Net cash used in financing activities was $1,979 million in 2008 and includes the September 2008 repayment of $1.15 billion par value of the Company’s Floating Rate Convertible Senior Debentures, the repayment of the $400 million 4.00% Notes due August 2008, and repayment of $117 million of 1.10% Yen Notes offset by the issuance of $600 million aggregate principal amount of 5.45% Notes due 2018 and $1.0 billion aggregate principal amount of 6.125% Notes due 2038 in May 2008, resulting in net proceeds of approximately $1,579 million. The Company increased its dividends by 11% for an increased cash use of $186 million when compared to the prior period. Cash proceeds from stock option exercises decreased to $4 million in 2008 from $312 million in 2007 due to less stock option exercises attributed to the decrease in average stock price when compared to the prior period. Cash used by financing activities in 2007 was also impacted by the repayment of the $1.3 billion Floating Rate Bank Facility.

Dividends declared per common share were $0.93 for the nine months ended September 30, 2008 and $0.84 for the nine months ended September 30, 2007. The Company paid $1,845 million and $1,659 million in dividends for the nine months ended September 30, 2008 and September 30, 2007, respectively. Dividend decisions are made on a quarterly basis by the Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K. In the first quarter of 2008, the Company entered into a sale and leaseback of an administrative facility in Paris, France, which resulted in approximately $120 million of future lease costs over a nine-year lease period. In addition, the Company reduced a $677 million, five-year purchase obligation to a $165 million, two-year purchase obligation upon early termination.

In the second quarter of 2008, the Company entered into a 10-year, $324 million agreement with International Business Machines Corporation to support the Company’s human resources functions including payroll, benefits, recruiting and call center support, as well as to upgrade the Company’s human resources computer systems. The Company also expanded and extended its existing information technology and financial outsourcing agreements with Accenture LLC. The 10-year agreement is valued at approximately $800 million. In addition, during 2008, the Company entered into other contractual purchase obligations amounting to approximately $275 million with obligation periods ranging between one and 20 years.

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

The Company maintains Inventory Management Agreements (IMAs) with all of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. Pharmaceuticals products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 92% of total gross sales of U.S. Pharmaceuticals products in the third quarter of 2008. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product-level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceuticals business outside of the U.S. and Nutritionals business units around the world, the Company has significantly more direct customers, limited information on direct customer product-level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product-level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2007 Annual Report on Form 10-K, in its Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, and in this quarterly report, particularly under “Item 1A. Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

In the nine months ended September 30, 2008, the Company sold $933 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 14 months.

In addition, in the first quarter of 2008, the Company entered into an aggregate $600 million notional amount 30-year forward starting interest rate swaps terminating in June 2008 with several financial institutions in order to hedge the variability in forecasted interest expense resulting from the probable issuance of debt in 2008. The forward starting interest rate swaps were settled on April 30, 2008 at a loss of $19 million. The loss is being deferred in other comprehensive income/(loss) and will be amortized to interest expense over the life of the 6.125% Notes due 2038. Furthermore, in the nine months ended September 30, 2008, the Company executed several fixed-to-floating interest rate swaps to convert $1.2 billion of the $1.6 billion fixed rate debt to be paid in 2018 and 2038 to variable rate debt.

In the nine months ended September 30, 2008, the Company recognized an impairment charge of $247 million on its ARS portfolio. In addition, at September 30, 2008, the Company recognized unrealized losses of $27 million related to ARS and $79 million related to FRS in accumulated other comprehensive income. If deterioration in the credit and capital markets continue, or if the Company experiences any additional ratings downgrades on any investments in its ARS and FRS portfolio, the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition, cash flow and reported earnings. The Company believes that, based on the Company’s current level of cash, cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

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

There have been no material changes from the risk factors disclosed in the Company’s 2007 Form 10-K, except for the following:

Data protection for PLAVIX* has expired in the EU and PLAVIX* faces competition in European markets this year.

Data protection for PLAVIX* expired on July 15, 2008 in the European Union (EU). In most of the major markets within Europe, the product benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member states, however, where there is no composition-of-matter patent covering clopidogrel bisulfate, competitors are seeking regulatory authority to enter those markets with generic clopidogrel bisulfate. In addition, at least one group of competitor companies has received marketing authorization for, and has started to market, an alternate salt form of clopidogrel in Germany. These competitor companies have announced that they plan to seek marketing authorization in other EU countries in addition to Germany. At this time, the Company cannot estimate reliably the impact of any such competition on the Company’s financial results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine month period ended September 30, 2008:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2008	13,431	$26.14	—	$2,220
February 1 to 29, 2008	16,142	$24.13	—	$2,220
March 1 to 31, 2008	530,289	$22.07	—	$2,220

Three months ended March 31, 2008	559,862

April 1 to 30, 2008	13,019	$22.28	—	$2,220
May 1 to 31, 2008	34,544	$22.16	—	$2,220
June 1 to 30, 2008	11,098	$22.59	—	$2,220

Three months ended June 30, 2008	58,661

July 1 to 31, 2008	9,889	$20.80	—	$2,220
August 1 to 31, 2008	5,932	$21.11	—	$2,220
September 1 to 30, 2008	60,781	$21.24	—	$2,220

Three months ended September 30, 2008	76,602

Nine months ended September 30, 2008	695,125

(a)	Reflects the following transactions during the nine months ended September 30, 2008 for the surrender to the Company of 695,125 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the nine months ended September 30, 2008, no shares were repurchased pursuant to this program.

Item 6.	EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit Number and Description		Page
3.1	Bylaws of Bristol-Myers Squibb Company, as amended as of September 9, 2008 (incorporated by reference herein to Exhibit 3.1 to the Form 8-K dated September 9, 2008 and filed September 12, 2008).
10.1	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008.	E-10-1
10.2	Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008.	E-10-2
10.3	Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and as amended effective June 10, 2008).	E-10-3
10.4	Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (effective May 1, 2007 and as amended effective June 10, 2008).	E-10-4
10.5	Form of Performance Shares Agreement for the 2007-2009 Performance Cycle.	E-10-5
10.6	Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective June 10, 2008.	E-10-6
31a.	Section 302 Certification Letter.	E-31-1
31b.	Section 302 Certification Letter.	E-31-2
32a.	Section 906 Certification Letter.	E-32-1
32b.	Section 906 Certification Letter.	E-32-2

*	Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the European Union as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; SIMILAC is a trademark of Abbott Laboratories.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: October 23, 2008	By:	/s/ James M. Cornelius
James M. Cornelius Chairman of the Board and Chief Executive Officer

Date: October 23, 2008	By:	/s/ Jean-Marc Huet
Jean-Marc Huet Chief Financial Officer