Form 10-K
period 2008-12-31
BRISTOL MYERS SQUIBB CO
filed 2009-02-20
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the 1,978,967,503 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $40,628,202,837. Bristol-Myers Squibb has no non-voting common equity. At February 6, 2009, there were 1,979,509,306 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 5, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. The Company, through its divisions and subsidiaries, is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical and nutritional products.

Acquisitions and Divestitures

In January 2008, the Company completed the divestiture of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista Capital Partners L.P. (Avista) for a gross purchase price of approximately $525 million, excluding post-closing adjustments. As a result of the transaction the Company recorded a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations in the consolidated statements of earnings.

In June 2008, the Company acquired Kosan Biosciences, Inc., a developer of novel oncology products, for a net purchase price of approximately $191 million. In connection with the transaction, the Company recorded approximately $32 million in acquisition-related in-process research and development charges.

In August 2008, the Company completed the divestiture of its ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista, for $4.1 billion. As a result of the transaction, the Company recorded a pre-tax gain of $3.4 billion, $2.0 billion net of tax, subject to certain post-closing adjustments, which are included in discontinued operations in the consolidated statements of earnings.

In December 2008, the Company completed the sale of its mature brand business in Egypt to GlaxoSmithKline for $209 million. As a result of the transaction, the Company recognized a pre-tax gain of $144 million, $88 million net of tax, in the fourth quarter of 2008.

Business Segments

The Company reports financial and operating information in two segments—Pharmaceuticals and Nutritionals. The Nutritionals segment is operated through the Company’s subsidiary Mead Johnson Nutrition Company (Mead Johnson). In August 2008, the Company completed the divestiture of its ConvaTec business to Cidron Healthcare Limited and Avista. The results of the ConvaTec business, previously presented as the former ConvaTec operating segment, are included in discontinued operations in all periods presented. In January 2008, the Company completed the divestiture of its Medical Imaging business to Avista, the results of which are included in discontinued operations in all periods presented.

For additional information about business segments, see “Item 8. Financial Statements—Note 22. Segment Information.”

Pharmaceuticals Segment

The Pharmaceuticals segment competes with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. These products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. The Company manufactures these products in the U.S. and Puerto Rico and in 11 foreign countries.

The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Pharmaceuticals segment accounted for 86% of the Company’s net sales in each of 2008, 2007 and 2006.

U.S. pharmaceutical net sales accounted for 60%, 58% and 54% of total pharmaceutical net sales in 2008, 2007 and 2006, respectively, while pharmaceutical net sales in Europe, Middle East and Africa accounted for 24%, 25% and 28% of total pharmaceutical net sales in 2008, 2007 and 2006, respectively. Pharmaceutical net sales in Japan accounted for 3% of total pharmaceutical net sales in 2008 and 4% in each of 2007 and 2006.

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

An increasing portion of the Company’s innovative pharmaceutical products are biological products, or biologics. Currently, generic versions of biological products cannot be approved under U.S. law. However, the law could change in the future. Even in the absence of new legislation, the U.S. Food and Drug Administration (FDA) is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data, and address the challenges of biologics manufacturing, which involve more complex processes and are more costly than those of traditional pharmaceutical operations.

The chart below shows key products in the Pharmaceuticals segment, together with the year in which the basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the European Union (EU) and Japan. The Company also sells its pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the U.S., the EU and Japan. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

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

The following schedule details sales of key products and estimated basic exclusivity loss in the U.S., EU and Japanese markets for the years ended December 31, 2008, 2007 and 2006:

				Past or Currently Estimated Year of U.S. Basic Exclusivity Loss		Past or Currently Estimated Year of EU Basic Exclusivity Loss (a)		Past or Currently Estimated Year of Japanese Basic Exclusivity Loss
	Net Sales by Products
Key Pharmaceutical Products	2008	2007	2006
Dollars in Millions
Cardiovascular
PLAVIX*	$5,603	$4,755	$3,257	2011		2008-2013	(b)	++
AVAPRO*/AVALIDE*	1,290	1,204	1,097	2012		2007-2013		++
PRAVACHOL	203	443	1,197	2006		2002-2008		++
Virology
REYATAZ	1,292	1,124	931	2017		2017	(c)	2017
SUSTIVA Franchise (total revenue)	1,149	956	791	2013	(d)	2013	(d)	++
BARACLUDE	541	275	83	2015		2011-2016		2016
Oncology
ERBITUX*	749	692	652	2017	(e)	++		2009	(j)
TAXOL	385	422	563	2000		2003		2006
SPRYCEL	310	158	25	2020		2020	(f)	++
IXEMPRA	101	15	—	2018		2018		++
Affective (Psychiatric) Disorders
ABILIFY*	2,153	1,660	1,282	2014	(g)	2014	(h)	++
Immunoscience
ORENCIA	441	231	89	2019	(e)	2017	(i)	++

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

*	Indicates brand names of products which are registered trademarks not owned by the Company or its subsidiaries. Specific trademark ownership information can be found on page 138.
++	The Company does not currently market the product in the jurisdiction indicated.
(a)

References to the EU throughout this Form 10-K include all 27 member states that were members of the European Union during the year ended December 31, 2008. Basic patent applications have not been filed in all 27 current member states for all of the listed products. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)

Data exclusivity in the EU expired in July 2008. In most of the major markets within Europe, the product has national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel.

(c)	Data exclusivity in the EU expires in 2014.
(d)	Exclusivity period relates to SUSTIVA brand only.
(e)	Biologic product approved under a BLA. In the U.S., there is currently no regulatory approval path for generic biologics.
(f)	Pending application. EU patent application was not filed in Estonia, Latvia, Lithuania, Malta, Slovakia and Slovenia.
(g)	The Company’s rights to commercialize aripiprazole in the U.S. terminate in 2012.
(h)	The Company’s rights to commercialize aripiprazole in the EU terminate in 2014. Patent protection in Romania and Denmark expires in 2009.
(i)	Data exclusivity in the EU expires in 2017.
(j)	Data exclusivity in Japan expires 2016.

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

The composition of matter patent in the U.S. expires in 2011 (which includes a statutory patent term extension), and is currently the subject of patent litigation in the U.S. with Apotex and other generic companies, as well as in other less significant jurisdictions. The District Court has upheld the validity and enforceability of the composition of matter patent and the Circuit Court has upheld the District Court’s decision sustaining the validity of the patent. Apotex has filed a petition with the Circuit Court to reconsider its decision en banc. It is not possible at this time reasonably to assess the outcome of the appeal by Apotex and/or the timing of any renewed generic competition from Apotex or potential additional generic competition from other generic pharmaceutical companies. However, if Apotex were to prevail in its appeal, the Company would expect renewed generic competition promptly thereafter. For more information about these litigation matters, as well as the generic launch by Apotex, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies.”

In the EU, regulatory data exclusivity protection expired in July 2008. In most of the major markets within Europe, PLAVIX* benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member countries, however, where there is no composition of matter patent covering clopidogrel bisulfate, competitors are seeking regulatory approval to enter those markets with generic clopidogrel bisulfate. In addition, at least one group of competitor companies has received marketing authorization for, and has started to market, an alternative salt form of clopidogrel in Germany. The competitor companies have announced that they plan to seek marketing authorization in other EU countries in addition to Germany.

The Company obtains its bulk requirements for clopidogrel bisulfate from Sanofi and a third-party. Both the Company and Sanofi finish the product in their own facilities. For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

AVAPRO*/AVALIDE*	Irbesartan/irbesartan-hydrochlorothiazide is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy.

Irbesartan was codeveloped and is jointly marketed with Sanofi. The global alliance operates under the framework of two geographic territories: one in the Americas and Australia (the Company’s primary territory) and the other in Europe and Asia (Sanofi’s primary territory).

The basic composition of matter patent in the U.S. expires in 2012 (including pediatric extension) and in most countries in the EU in 2012-2013. Data exclusivity in the EU expired in August 2007 for AVAPRO* and in October 2008 for AVALIDE*.

Irbesartan is manufactured by both the Company and Sanofi. The Company manufactures its bulk requirements for irbesartan and finishes AVAPRO*/AVALIDE* in its own facilities. For AVALIDE*, the Company purchases bulk requirements for hydrochlorothiazide from a third-party.

For more information about the Company’s arrangements with Sanofi, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

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

The composition of matter patent has expired in all major markets. The Company obtains its bulk requirements for pravastatin from Sankyo and finishes the product in its own facilities.

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

SUSTIVA Franchise

Efavirenz, the active ingredient in SUSTIVA, is a non-nucleoside reverse transcriptase inhibitor (NNRTI) for the treatment of HIV. The SUSTIVA Franchise includes SUSTIVA, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz included in the combination therapy, ATRIPLA*, which is sold through a joint venture with Gilead Sciences, Inc. (Gilead). In the U.S., the Company and Gilead share responsibility for commercializing ATRIPLA*. Gilead records 100% of ATRIPLA* revenues and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the Gilead joint venture to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. In Europe, the Company and Gilead share responsibility for commercializing ATRIPLA* throughout the EU and certain other European countries. Gilead records revenues from net sales of ATRIPLA* in most countries in Europe, and the Company records revenues at a percentage relative to the contribution represented by SUSTIVA. In December 2007, the European Commission granted marketing authorization for ATRIPLA*. For more information about the Company’s arrangement with Gilead, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Rights to market efavirenz in the U.S., Canada, the United Kingdom (UK), France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. for a royalty based on a percentage of net sales.

The composition of matter patent for efavirenz in the U.S. expires in 2013, but a method of use patent for the treatment of HIV infection expires in 2014 with a possible six month pediatic extension. Market exclusivity for SUSTIVA is expected to expire in 2013 in countries in the EU; the Company does not, but another company does, market efavirenz in Japan.

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

The Company has a composition of matter patent that expires in the U.S. in 2015. The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. There is uncertainty about China’s exclusivity’s laws and, due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority at any time.

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

ERBITUX* is marketed in North America by the Company under a distribution and copromotion agreement with ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly). The Company shares copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 among the Company, ImClone, Merck KGaA and Merck Japan. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer. For a description of the Company’s alliance with ImClone, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

There is no patent that specifically claims the composition of matter of cetuximab, the active molecule in ERBITUX*. ERBITUX* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. The inventorship of this use patent was challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda). Pursuant to a settlement agreement executed and announced in December 2007 by ImClone, Sanofi and Yeda to end worldwide litigation related to the use patent, Sanofi and Yeda granted ImClone a worldwide license under the use patent. The settlement agreement did not change the royalty the Company pays to ImClone on ERBITUX* sales.

Yeda has the right to license the use patent to others. Yeda’s license of the patent to third parties could result in product competition for ERBITUX* that might not otherwise occur. It is too early to assess whether and to what extent any such competitive impact will occur or to quantify any such impact. However, Yeda has granted Amgen Inc. (Amgen) a license under the use patent. Amgen received FDA approval to market an EGFR-product that competes with ERBITUX*.

The Company obtains its finished goods requirements for cetuximab for use in North America from ImClone. ImClone manufactures bulk requirements for cetuximab in its own facilities and finishing is performed by a third-party for ImClone. For a description of the Company’s supply agreement with ImClone, see “—Manufacturing and Quality Assurance” below.

TAXOL

TAXOL (paclitaxel) is used in the treatment of refractory ovarian cancer, first-line treatment of ovarian cancer in combination with cisplatin, second-line treatment of acquired immunodeficiency syndrome (AIDS)-related Kaposi’s Sarcoma, treatment of metastatic breast cancer after failure of combination chemotherapy, adjuvant treatment of node-positive breast cancer and in the treatment of non-small cell lung carcinoma with cisplatin.

The market exclusivity for TAXOL has expired in all major markets.

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

Market exclusively for SPRYCEL is expected to expire in 2020 in the U.S. In several EU countries, the patent is pending and upon grant, would expire in April 2020 (excluding term extensions). An EU patent application was not filed in Cyprus, Estonia, Latvia, Lithuania, Malta, Netherlands, Slovakia or Slovenia. In the U.S., New Chemical Entity regulatory exclusivity protection expires in 2011, and Orphan Drug Exclusivity expires in 2013, which protects the product from generic applications for the currently approved orphan indications only.

The Company manufactures its bulk requirements for dasatinib and finishes the product in its own facilities.

IXEMPRA

IXEMPRA (ixabepilone) is a microtubule inhibitor belonging to a class of antineoplastic agents, the epothilones and their analogs. In October 2007, the FDA approved ixabepilone in combination with capecitabine for the treatment of patients with metastatic or locally advanced breast cancer resistant to treatment with an anthracycline and a taxane, or whose cancer is taxane resistant and for whom further anthracycline therapy is contraindicated, and in monotherapy for the treatment of metastatic or locally advanced breast cancer in patients whose tumors are resistant or refractory to anthracyclines, taxanes, and capecitabine. Marketing authorization is currently being sought in the EU and other countries.

The basic composition of matter patent protecting ixabepilone in the U.S. is due to expire in May 2018, and a patent term extension has been requested which, upon grant, would extend the patent term until September 2020. A corresponding patent also has been granted in EU countries which is due to expire in June 2018 (excluding term extensions). In the U.S., New Chemical Entity regulatory exclusivity protection expires in 2012.

Ixabepilone was developed by the Company, but is subject to a license agreement with Helmholtz Zentrum fur Infektionsforschung GmbH (HZI), relating to epothilone technologies. Under the agreement, HZI is entitled to royalties of 0.5% of net sales in all countries in which the product is sold.

The Company manufactures its bulk requirements for ixabepilone in its own facilities including the manufacturing of the active ingredient. The drug product which comprises a pharmaceutical kit is finished by Baxter Oncology GmbH.

Affective (Psychiatric) Disorders

ABILIFY*	Aripiprazole is an atypical antipsychotic agent for patients with schizophrenia, bipolar mania disorder and major depressive disorder.

Aripiprazole is copromoted in the U.S. by the Company and Otsuka Pharmaceutical Co., Ltd. (Otsuka). The Company’s rights to commercialize aripiprazole in the U.S. terminate in 2012. Thereafter, Otsuka has the sole right to commercialize aripiprazole in the U.S. In Germany and Spain, the Company copromotes with an Otsuka affiliate. In the UK and France, the Company currently acts as distributor for the product and copromotes with an Otsuka affiliate. In all other European markets, the Company acts as exclusive distributor. The Company is the exclusive licensee for the product in the rest of the world, excluding Japan and certain other countries. In the U.S., Spain and Germany, the Company records alliance revenue for its contractual share of the net sales and records all expenses related to the product. Alliance revenue is recorded by the Company as net sales based upon 65% of third-party customer net sales in the copromotion countries. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, the Company currently records 100% of the net sales and related cost of products sold. In countries where the Company has an exclusive right to sell ABILIFY*, the Company also records 100% of the net sales and related cost of products sold. For more information about the Company’s arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

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

Otsuka has received formal notices from each of Teva Pharmaceuticals USA (Teva), Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc. (Synthon), Sun Pharmaceuticals Ltd. (Sun) and Apotex stating that each has filed an Abbreviated New Drug Application (aNDA) with the FDA for various dosage forms of aripiprazole, which the Company and Otsuka comarket in the U.S. as ABILIFY*. Each of the notices further state that its aNDA contains a p(IV) certification directed to ‘528 Patent, which covers aripiprazole and expires in October 2014. In addition, each of the notices purport to provide Otsuka with the respective p(IV) certification. These certifications contain various allegations regarding the enforceability of the ‘528 Patent and/or the validity and/or infringement of some or all of the claims therein. Otsuka has filed patent infringement actions based on the ‘528 Patent against Teva, Barr, Sandoz, Sun and Apotex in the U.S. District Court of New Jersey and against Synthon in the U.S. District Court for the Middle District of North Carolina. Otsuka has sole rights to enforce the ‘528 Patent.

A composition of matter patent is in force in Germany, the UK, France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplementary protection certificate in all of the above countries except Romania and Denmark. Data exclusivity in the EU expires in 2014. There is no composition of matter patent in Austria, Belgium, Finland, Greece, Ireland, Luxembourg, Portugal, Latvia, Hungary, Cyprus, Czech Republic, Slovenia, Slovakia, Poland, Malta, Lithuania, Bulgaria and Estonia.

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

The Company has a series of patents covering abatacept and its method of use. A patent term extension has been granted for one of the composition of matter patents, extending the term of the patent to 2019. In the majority of the EU countries, the Company has a patent covering abatacept that expires in 2012. In a majority of these EU countries, the Company has applied for supplementary protection certificates, which would extend the term of the patent if granted. Data exclusivity in the EU expires in 2017.

The Company obtains bulk abatacept from a third-party and from its own manufacturing facilities. The Company finishes the product in its own facilities.

In addition to the products discussed above, the Company’s Pharmaceuticals segment also includes the Company’s wholly-owned UPSA Consumer Medicines business in Europe, which includes EFFERALGAN, as well as ASPIRINE UPSA, DAFALGAN and FERVEX in Europe and other overseas markets.

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

Each of the Company’s strategic alliances and arrangements with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 180 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize this product. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and has not been dismissed) or a material breach by the other party has occurred (and not been cured). Early termination due to product safety concerns typically arises when a product is determined to create significant risk of harm to patients due to concerns regarding the product’s efficacy or level of toxicity. The Company’s strategic alliances and arrangements typically do not otherwise contain provisions that provide the other party the right to terminate the alliance on short notice.

In general, where the other party to the Company’s strategic alliance and arrangement will continue to have exclusivity protection upon the expiration or termination of the alliance, the Company does not retain any rights to the product or to the other party’s intellectual property. The loss of rights to one or more products that are marketed and sold by the Company pursuant to strategic alliance arrangements with third parties in one or more countries or territories could be material to the Company’s results of operations and cash flows, and, in the case of PLAVIX*, could be material to its financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of the Company’s strategic alliances and arrangements generally are co-extensive with the exclusivity period (with the exception of the commercialization agreement with Otsuka, as discussed below) and may vary on a country-by-country basis.

The Company’s most significant current alliances and arrangements for both currently marketed products and investigational compounds are noted below.

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

The worldwide alliance operates under the framework of two geographic regions, one covering certain European and Asian countries, defined as Territory A, and one covering the U.S., Puerto Rico, Canada, Australia and certain Latin American countries, defined as Territory B. The region covering the U.S., Puerto Rico, Canada, Australia, and certain Latin American countries is managed by two separate territory agreements, one for U.S. and Puerto Rico AVAPRO*/AVALIDE* only, and a second agreement for U.S. and Puerto Rico PLAVIX* only, plus Canada, Australia, Mexico, Brazil, Colombia and Argentina for both products. Within each of Territories A and B, a Territory Partnership exists to supply product to the countries within each territory and to manage certain central expenses such as marketing, research and development and royalties. Countries within Territories A and B are structured so that the Company’s local affiliate and Sanofi either comarket separate brands (e.g., each affiliate operates independently and sells a competing brand), or copromote a single brand.

Within Territory A, the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China (clopidogrel bisulfate only). The Company sells ISCOVER* and KARVEA*/KARVEZIDE* and Sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries, except China, where the Company retains the right to, but does not currently comarket ISCOVER*. The Company and Sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the UK, Belgium, Netherlands, Switzerland and Portugal. In addition, the Company and Sanofi copromote PLAVIX* in Austria, Italy, Ireland, Denmark, Finland, Norway, Sweden, Turkey, Taiwan, Korea, Singapore, Malaysia and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. Sanofi acts as the operating partner for Territory A and owns a 50.1% majority financial controlling interest in this territory. The Company’s ownership interest in this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statements of earnings. The Company’s share of net income from these partnership entities before taxes was $632 million in 2008, $526 million in 2007 and $439 million in 2006.

Within Territory B, the Company and Sanofi copromote PLAVIX* in the U.S., Canada and Puerto Rico and AVAPRO*/AVALIDE* in Canada. The other Territory B countries, Australia, Mexico, Brazil, Colombia (clopidogrel bisulfate only) and Argentina are comarketing countries. In 2001, the Company and Sanofi modified their previous exclusive license to the Company for AVAPRO*/AVALIDE* in the U.S. and Puerto Rico to form a copromotion joint venture, as part of which the Company contributed the AVAPRO*/AVALIDE* intellectual property and Sanofi agreed to pay the Company $200 million in 2001 and $150 million in 2002. The Company accounts for these payments as a sale of an interest in a license and defers and amortizes the total amount of $350 million into other income over the expected useful life of the license, which is approximately 11 years from the date of the formation of the copromotion joint venture. The Company acts as the operating partner for Territory B and the U.S./Puerto Rico

AVAPRO*/AVALIDE* Territory and owns a 50.1% majority controlling interest in these territories. As such, the Company consolidates all partnership results in these territories and records Sanofi’s share of the results as a minority interest, net of taxes, which was $976 million in 2008, $746 million in 2007 and $428 million in 2006.

The Company recorded net sales in Territory B, the U.S./Puerto Rico AVAPRO*/AVALIDE* Territory, and Territory A comarketing countries of $6.9 billion in 2008, $6.0 billion in 2007 and $4.4 billion in 2006.

The territory partnerships are governed by a series of committees with enumerated functions, powers and responsibilities. Each territory has two senior committees (Senior Committees) which have final decision making authority with respect to that territory as to the enumerated functions, powers and responsibilities within their jurisdictions.

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

For further discussion of the Company’s strategic alliance with Sanofi, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Otsuka The Company maintains a worldwide commercialization agreement with Otsuka, to codevelop and copromote ABILIFY* for the treatment of schizophrenia and related psychiatric disorders, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt; and copromote the product with Otsuka in the U.S., Puerto Rico, the UK, Germany, France and Spain. In the U.S., Germany and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company records alliance revenue for its 65% contractual share of third-party net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries the Company records 100% of the net sales and related cost of products sold.

Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company or Otsuka to third-party customers. The agreement expires in November 2012 in the U.S. For the entire EU, the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country. Early termination is available based on the other party’s voluntary or involuntary bankruptcy, failure to make minimum payments, failure to commence the first commercial sale within three months after receipt of all necessary approvals and material breach. Early termination of the strategic alliance is immediate upon notice in the case of (i) voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, or (iii) first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that the Company were to challenge Otsuka’s patent rights or, on a market-by-market basis, the Company were to market a product in direct competition with ABILIFY*. Upon termination or expiration of the alliance, the Company does not retain any rights to ABILIFY*.

The Company recorded net sales for ABILIFY* of $2.2 billion in 2008, $1.7 billion in 2007 and $1.3 billion in 2006. Total milestone payments made to Otsuka under the agreement through 2008 were $217 million.

For further discussion of the Company’s strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

ImClone The Company has a commercialization agreement with ImClone, a wholly owned subsidiary of Lilly, for the codevelopment and copromotion of ERBITUX* in the U.S. as well as codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement, covering North America, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America. The Company purchases all of its commercial requirements for bulk ERBITUX* from ImClone at a price equal to ImClone’s manufacturing cost plus 10%. The agreement expires as to ERBITUX* in North America in September 2018.

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

In July 2007, the Company and ImClone amended the terms of their agreement for the codevelopment and copromotion of ERBITUX* in North America and have jointly agreed to expand the investment in the ongoing clinical development plan for ERBITUX* by up to several hundred million dollars. Development costs, up to a threshold value, will be the sole responsibility of the Company; costs in excess of this threshold will be shared by both companies according to a predetermined ratio.

The Company shares copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007, and expiring in 2032, among BMS, BMKK, E.R. Squibb & Sons, LLC, ImClone, Merck KGaA and Merck Japan. ImClone has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for ImClone to continue. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer.

The Company recorded net sales for ERBITUX* of $749 million, $692 million and $652 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Upon initial execution of the commercialization agreement, the Company acquired an ownership interest in ImClone, which approximated 17% at the time of the transaction noted below, and had been accounting for its investment under the equity method. The Company received approximately $1.0 billion in cash from the sale of its shares of ImClone to Lilly.

For further discussion of the Company’s strategic alliance with ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Gilead The Company and Gilead have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe. In July 2006, the FDA granted approval of ATRIPLA*, which is the first complete Highly Active Antiretroviral Therapy treatment product for HIV available in the U.S. in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and may help simplify HIV therapy for patients and providers. Guidelines issued by the U.S. Department of Health and Human Services list the combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz as one of the preferred non-NNRTI-based treatments for use in appropriate patients that have never taken anti-HIV medicines before ATRIPLA* was approved by Health Canada in October 2007 and by the European Commission in December 2007 for commercialization in the 27 countries of the EU, as well as Norway and Iceland.

The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S., Canada, throughout the EU and certain other European countries, and both provide funding and field-based sales representatives in support of promotional efforts for ATRIPLA*. Gilead records 100% of ATRIPLA* revenues in the U.S., Canada and most countries in Europe. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture with Gilead to third-party customers. The Company’s revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. In a limited number of EU countries, the Company records revenue for ATRIPLA* where the Company agreed to purchase the product from Gilead and distribute it to third-party customers. The Company recorded efavirenz revenues of $582 million, $335 million and $76 million in 2008, 2007 and 2006, respectively, related to ATRIPLA* sales.

Gilead consolidates the results of the joint venture in their operating results and the Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings.

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

For further discussion of the Company’s strategic alliance with Gilead, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Investigational Compounds Under Development

Medarex The Company maintains a worldwide collaboration and share purchase agreement with Medarex, Inc. (Medarex) to codevelop and copromote ipilimumab, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. The FDA has granted Fast Track status to ipilimumab in combination with MDX–1379 (gp100), a vaccine that is being developed in combination with ipilimumab, for treatment of patients with late stage unresectable metastatic melanoma who have failed or are intolerant to first-line therapy.

Future milestone payments are expected to be made by the Company to Medarex based upon the successful achievement of various regulatory and sales-related stages. The Company and Medarex will also share in future development and commercialization costs. Medarex could receive up to $205 million if all regulatory milestones are met, and up to $275 million in sales-related milestones. Medarex will have an option to copromote and receive up to 45% of the profits with the Company in the U.S. The Company will receive an exclusive license outside of the U.S. and pay royalties to Medarex.

The Company maintains a $16 million equity investment in Medarex, representing 2.4% of their outstanding shares.

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

AstraZeneca In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca, one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a SGLT2 inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007. In October 2008, the Company received from AstraZeneca a milestone payment of $50 million for the June 2008 filing of the New Drug Application to the Food and Drug Administration (FDA) for ONGLYZA. The companies have proposed the name ONGLYZA which, if approved by the FDA and the European Medicines Evaluation Agency will serve as the trade name for saxagliptin in the countries where it has been approved.

Milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events, as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in future development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records in research and development expenses saxagliptin and dapagliflozin development costs net of its alliance partner’s share. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis, excluding Japan, (in the case of Saxagliptin), and the Company will manufacture both products and, with certain limited exceptions, record net sales in most key markets.

In December 2008, the Company and AstraZeneca executed an amendment to the SGLT Agreement to include the development and commercialization of dapagliflozin in Japan, with AstraZeneca having operational and cost responsibility for all development and regulatory activities on behalf of the collaboration. The two companies will jointly market the product in Japan, sharing all commercialization expenses and activities and splitting profits and losses equally. Bristol-Myers Squibb will manufacture dapagliflozin and also record sales. Dapagliflozin is currently being studied in Phase II clinical trials in Japan.

Otsuka In January 2007, the Company granted Otsuka exclusive rights in Japan to develop and commercialize saxagliptin. The Company will receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of saxagliptin in Japan, and retained rights to co-promote saxagliptin with Otsuka in Japan. Otsuka is responsible for all development costs in Japan.

Pfizer In April 2007, the Company and Pfizer entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. Pfizer made an upfront payment of $40 million in December 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records expenses for apixaban development costs, net of its alliance partner’s share, in research and development. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits and losses equally on a global basis.

Exelixis In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL-184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL-281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company agreed to pay Exelixis $195 million in 2008 upon execution of the agreement and an additional $45 million in 2009. The Company expensed as research and development the $240 million upon execution of the agreement in 2008. Exelixis will fund the first $100 million of development for XL-184. If Exelixis elects to continue sharing development costs and elects to copromote in the U.S., Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits and losses equally; failing such elections, Exelixis receives milestones and royalties. The Company will fund 100% of development costs in Japan. In addition to double-digit royalties on ex-U.S. sales, the Company could pay up to $610 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. During December 2006, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is pursuing the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, the Company paid Exelixis $60 million of upfront fees in 2006. During 2008, the Company paid Exelixis $40 million in IND acceptance milestones. If Exelixis elects to fund development costs and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts out of the codevelopment and copromotion agreement, BMS will take over full development and U.S. commercial rights, and if successful will pay Exelixis development and regulatory milestones up to $190 million and up to an additional $90 million of sales based milestones, as well as double digit royalties.

Since July 2001, the Company has held an equity interest in Exelixis, which at December 31, 2008 was less than 1%.

Other Additionally, the Company has other licensing arrangements such as with Novartis for REYATAZ and with HZI for IXEMPRA, a novel microtubule-stabilizing agent for the treatment of breast cancer. Based on the Company’s current expectations with respect to the expiration of market exclusivity in the Company’s significant markets, the licensing arrangements with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan; and arrangements with HZI for IXEMPRA are expected to expire in 2017 in the U.S., and on the 10th anniversary of the first commercial sale in the EU and Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU and Japan, see “—Products” above and “—Intellectual Property and Product Exclusivity” below.

For further information on alliances relating to products under development and drug discovery, see “—Research and Development” below.

Nutritionals Segment

Infant formulas and toddler/children’s nutritionals, representing 97%, 96% and 96% of total nutritional net sales in 2008, 2007 and 2006, respectively, were as follows:

	Net Sales			% Change
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Infant Formulas	$1,932	$1,786	$1,637	8%	9%
ENFAMIL	1,157	1,082	1,007	7%	7%
Toddler/Children’s Nutritionals	856	693	606	24%	14%

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

The Company’s nutritionals products are generally sold by wholesalers and retailers and are promoted primarily to health care professionals. The Company also promotes Nutritionals products directly to consumers worldwide through advertising. The Company manufactures these products in the U.S. and in five foreign countries. Nutritional net sales accounted for 14% of the Company’s net sales in each of 2008, 2007 and 2006. U.S. nutritional net sales accounted for 38%, 44% and 46% of total nutritional net sales in 2008, 2007 and 2006, respectively, while international nutritional net sales accounted for 62%, 56% and 54% of total nutritional net sales in 2008, 2007 and 2006, respectively. Approximately one-half of U.S. gross sales of infant formula are subject to rebates issued under the Women, Infants and Children (WIC) program. Sales subject to WIC rebates have much lower margins than those of non-WIC program sales. For further information on key Nutritionals product lines and their sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Productivity Transformation Initiative

In December 2007 and July 2008, the Company announced productivity transformation initiatives (PTI) designed to fundamentally change the way it runs its business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the Company is transformed into a next-generation biopharmaceutical company, and to create a total of $2.5 billion in annual productivity cost savings and cost avoidance by 2012. In connection with PTI, the Company aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base.

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

The charges associated with the previously announced PTI are estimated to be an aggregate range of $1.3 billion to $1.6 billion, which includes $695 million of costs already incurred. The incurred costs are net of $159 million of gains related to the sale of mature product lines and business. Also, included in these charges are net termination benefits of $174 million and $182 million for the years ended December 31, 2008 and 2007, respectively, and other exit costs of $44 million and $1 million for the years ended December 31, 2008 and 2007, respectively. The exact timing of the recognition of PTI charges cannot be predicted with certainty and will be affected by the existence of triggering events for expense recognition, among other factors.

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

Manufacturing and Quality Assurance

To meet all expected product demand, the Company operates and manages its manufacturing network, including its third-party contract manufacturers, and the inventory related thereto, in a manner that permits the Company to improve efficiency while maintaining flexibility in its ability to reallocate manufacturing capacity. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Given that shifting or adding manufacturing capacity can be a lengthy process requiring significant capital and out-of-pocket expenditures and regulatory approvals, the Company maintains and operates its flexible manufacturing network, consisting of internal and external resources, that minimizes unnecessary product transfers and inefficient uses of manufacturing capacity. For further discussion of the regulatory impact on the Company’s manufacturing, see “—Government Regulation and Price Constraints” below.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as the Company adds to its product line and realigns its focus over the next several years, the Company expects to modify its existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. During 2006, the Board of Directors approved capital expenditures of approximately $750 million for a bulk biologics manufacturing facility in the U.S. In February 2007, the Company completed the land purchase of an 89-acre site to locate its large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction of the Devens, Massachusetts facility began in early 2007, and the facility is projected to be operationally complete by the end of 2009. The Company expects to submit the site for regulatory approval in 2010. Commercial production of biologic compounds is anticipated to begin by 2011.

The Company relies on third parties to manufacture, or to supply it with active ingredients necessary for it to manufacture certain products, including PLAVIX*, BARACLUDE, AVALIDE*, REYATAZ, PRAVACHOL, ABILIFY*, ERBITUX*, the SUSTIVA Franchise and, ORENCIA. To maintain a stable supply of these products, the Company takes a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for is a reasonable level of these ingredients held by the third-party supplier, the Company or both, so that the Company’s manufacturing operations are not interrupted. As an additional protection, in some cases, the Company takes steps to maintain an approved back-up source where available. For example, the Company will rely on the combined capacity of its Devens, Massachusetts, Syracuse, New York, and Manati, Puerto Rico, facilities, and the capacity available at its third-party contract manufacturers to manufacture ORENCIA and the commercial quantities of the Company’s other investigational biologics compounds in late-stage development should those compounds receive regulatory approval.

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

Control of production processes involves detailed specifications for ingredients, equipment and facilities, manufacturing methods, processes, packaging materials, and labeling. The Company performs tests at various stages of production processes and on the final product to ensure that the product meets regulatory requirements and the Company’s standards. These tests may involve chemical and physical chemical analyses, microbiological testing, or a combination of these along with other analyses. Quality control is provided by business unit/site quality assurance groups that monitor existing manufacturing procedures and systems used by the Company, its subsidiaries and third-party suppliers.

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

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be substantial and rapid declines in the product’s sales. The rate of this decline varies by country and by therapeutic category. For a discussion of how generic versions of a product can impact that product’s sales, see “—Generic Competition” below.

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

United States

A company seeking to market an innovative pharmaceutical in the U.S. must file a complete set of safety and efficacy data to the FDA. The type of application filed depends on whether the drug is a chemical (a small molecule) or a biological product (a large molecule). If the innovative pharmaceutical is a chemical, the company files a New Drug Application (NDA). If the medicine is a biological product, a Biologic License Application (BLA) is filed. The type of application filed affects regulatory exclusivity rights.

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

In the U.S., the increased likelihood of generic challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. For a discussion of one such litigation related to patent challenges by generic companies, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies—PLAVIX* Litigation,” and “—Other Intellectual Property Litigation.” Second, statutory and regulatory provisions in the U.S. limit the ability of an innovator company to prevent generic drugs from being approved and launched while patent litigation is ongoing. Third, the FDA is actively considering ways to expand the use of a regulatory mechanism that allows for regulatory approval of drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required for a full NDA. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular Company product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. For more information about new legislation, see “—Government Regulation and Price Constraints” below.

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

Japan

In Japan, medicines of new chemical entities are generally afforded eight years of data exclusivity for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data exclusivity and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

In general, Japanese law treats chemically-synthesized and biologically-derived drugs the same with respect to intellectual property and market exclusivity.

Rest of World

In countries outside of the U.S., the EU and Japan, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. (e.g., Canada) or the EU (e.g., Switzerland). Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with World Trade Organization (WTO) commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of the Company’s innovative drugs in developing countries, the Company takes into account not only formal legal rights but political and other factors as well.

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

The Company’s prescription pharmaceutical products are sold principally to wholesalers, but the Company also sells directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. In 2008, gross sales to three pharmaceutical wholesalers in the U.S., McKesson, Cardinal Health, Inc. (Cardinal) and AmerisourceBergen Corporation (AmerisourceBergen), accounted for approximately 20%, 16% and 12%, respectively, of the Company’s total gross sales. In 2007, gross sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 18%, 15% and 11%, respectively, of the Company’s total gross sales. In 2006, gross sales to McKesson, Cardinal and AmerisourceBergen accounted for approximately 17%, 15% and 10%, respectively, of the Company’s total gross sales. Gross sales to these U.S. wholesalers were concentrated in the Pharmaceuticals segment.

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

For information on sales and marketing of Nutritionals products, see “—Nutritionals Segment” above.

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

To successfully compete for business with MCOs and PBMs, the Company must often demonstrate that its products offer not only medical benefits but also cost advantages as compared with other forms of care. Most new products that the Company introduces must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In certain countries outside the U.S., patent protection is weak or nonexistent and the Company must compete with generic versions shortly after it launches its innovative product. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For a discussion of the generic launch of a clopidogrel bisulfate product that competes with PLAVIX*, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies—PLAVIX* Litigation.”

Many other companies, large and small, manufacture and sell one or more products that are similar to those marketed by the Company’s Nutritionals segment. Sources of competitive advantage include patents and trademarks, product quality and efficacy, brand identity, advertising and promotion, product innovation, broad distribution capabilities, customer satisfaction and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve both consumer and trade acceptance of these products.

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

Managed Care Organizations

The growth of MCOs in the U.S. has been a major factor in the competitive make-up of the health care marketplace. Over half of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to the Company’s business. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D formularies, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, even larger entities, enhancing their purchasing strength and importance to the Company.

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

Research and Development

The Company invests heavily in research and development because it believes it is critical to its long-term competitiveness. The Company has major facilities in Princeton, Hopewell and New Brunswick, New Jersey and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities in the U.S. and in Belgium, Canada, the UK and India. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our research and development activities.

The Company spent $3.6 billion in 2008, $3.2 billion in 2007 and $3.0 billion in 2006 on Company-sponsored research and development activities. The Company-sponsored pharmaceutical research and development spending includes certain payments under third-party collaborations and contracts. At the end of 2008, the Company employed approximately 7,800 people in research and development throughout the Company, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

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

On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 12 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. The Company believes its investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications it has in all stages of development.

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

Apixaban

Apixaban is an oral Factor Xa inhibitor, which was discovered internally and is in Phase III clinical trials for the prevention of thromboembolic disorders. In April 2007, the Company entered into a worldwide agreement with Pfizer for the codevelopment and cocommercialization of apixaban. The Company owns a patent covering apixaban as composition of matter that expires in 2022 (extended to 2023 via patent term adjustment) in the U.S.

Saxagliptin

Saxagliptin is an oral compound for the potential treatment of diabetes, which was discovered internally and is currently under regulatory review in the U.S. and Europe. In January 2007, the Company entered into an agreement with AstraZeneca for the codevelopment and cocommercialization of saxagliptin. The Company owns a patent covering saxagliptin as composition of matter that expires in 2021 in the U.S.

Dapagliflozin

Dapagliflozin is an oral compound for the potential treatment of diabetes, which was discovered internally and is currently in Phase III clinical trials. The Company has entered into an agreement with AstraZeneca for the codevelopment and cocommercialization of dapagliflozin worldwide. The Company owns a patent covering dapagliflozin as composition of matter that expires in 2020 in the U.S.

Ipilimumab

Ipilimumab, a biologic product, which is being codeveloped with Medarex and is currently in Phase III clinical trials, is a monoclonal antibody being investigated as an anticancer treatment. It is in a novel class of agents intended to potentiate elements of the immunologic response. The Company owns a patent covering ipilimumab as composition of matter that expires in 2016 in the U.S. and has rights to method of use patents licensed by Medarex that expire in 2015 in the U.S. The Company also has rights to a Medarex patent covering ipilimumab as composition of matter that expires in 2020 (extended to 2022 via patent term adjustment) in the U.S.

Belatacept

Belatacept, a biological product, which is being developed internally and is in Phase III clinical trials, is a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. The Company owns a patent covering belatacept as composition of matter that expires in 2021 in the U.S.

XL-184

XL-184 is an oral anticancer compound, which was discovered by and licensed from Exelixis and is in Phase III clinical testing. XL-184 targets three enzymes: MET, which encourages tumor cell survival and movement, VEGF2, which helps tumors develop new blood vessels, and RET, which is also involved in cell growth and migration and is found in many thyroid cancers. This compound is currently in Phase III clinical trials for medullary thyroid cancer.

Tanespimycin

Tanespimycin is an Hsp90 inhibitor currently in Phase III trials for the treatment of multiple myeloma. There is no composition of matter patent that specifically covers Tanespimycin. Tanespimycin has been granted approval for filing as an orphan drug for the treatment of chronic myelogenous leukemia and will obtain 7 years of exclusivity upon approval.

Brivanib

Brivanib is an oral small molecule dual kinase inhibitor that blocks both the VEGF receptor and the FGF receptor which is currently in Phase III trials as an anti-cancer treatment. The Company owns a patent covering brivanib as composition of matter that expires in 2023 in the U.S.

In September 2008, the Company terminated its collaboration agreement with Solvay Pharmaceuticals B.V. that included the Phase II compound ibipinabant, a cannabinoid-1 receptor antagonist, which was in Phase II clinical trials.

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

Of particular importance is the FDA in the U.S. It has jurisdiction over virtually all of the Company’s businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of the Company’s pharmaceutical products. The FDA also regulates most of the Company’s Nutritionals products. In many cases, the FDA’s requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S.

The Company’s pharmaceuticals products are subject to pre-market approval requirements in the U.S. New drugs are approved under, and are subject to, the FDC Act and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act (PHS Act), and related regulations. Biological drugs are licensed under the PHS Act. Medical devices are subject to the FDC Act including Medical Device Amendments. The Company’s Nutritionals products are regulated by the FDA, primarily under the Infant Formula Act of 1980 and its amendments.

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

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) as part of the FDC Act, which regulates such activities at both the Federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. For discussion of recent settlement of certain investigations of drug pricing and sales and marketing activities, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies.”

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

Whether or not FDA approval or approval of the EMEA has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the U.S. or the EU, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that such product will be approved in another country.

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

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. The Company participates in state government-managed Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Rebates under Medicaid and related state programs reduced revenues by $205 million in 2008, $169 million in 2007 and $174 million in 2006. The Company also participates in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other prime vendor programs in which the Company participates provide discounts for outpatient medicines purchased by certain Public Health Service entities and other hospitals meeting certain criteria. The Company recorded discounts related to the prime vendor programs of $529 million in 2008, $551 million in 2007 and $624 million in 2006.

In the U.S., governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for WIC. All states participate in the WIC program and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts, which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC customer. States participating in the WIC program are required to engage in competitive bidding or to use other cost containment measures that yield savings equal to or greater than the savings generated by a competitive bidding system. Mead Johnson participates in this program and approximately half of its gross U.S. sales are subject to rebates under the WIC program. Rebates under the WIC program reduced revenues by $796 million in 2008, $848 million in 2007 and $872 million in 2006.

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

An environment, health and safety group within the Company monitors operations around the world, providing the Company with an overview of regulatory requirements and overseeing the implementation of Company standards for compliance. The Company also incurs operating and capital costs for such matters on an ongoing basis. The Company expended approximately $43 million, $45 million and $50 million on capital environmental projects undertaken specifically to meet environmental requirements in 2008, 2007 and 2006, respectively, and expects to spend approximately $39 million in 2009. Although the Company believes that it is in substantial compliance with applicable environmental, health and safety requirements and the permits required for its operations, the Company nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of the Company’s current and former facilities have been in operation for many years, and, over time, the Company and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and the Company may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, the Company is involved in investigation and remediation at 14 current or former Company facilities. The Company has also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 30 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

The Company may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites the Company bears remediation responsibility pursuant to contract obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies.”

Employees

As of December 31, 2008, the Company employed approximately 35,000 people.

During 2008, the Company continued to implement its comprehensive cost reduction program that included work force reduction in some areas and the rationalization of some facilities. Also, during 2008, the Company sold its ConvaTec and Medical Imaging businesses, which employed approximately 4,000 people.

For further discussion about PTI and restructuring activities, see “—Productivity Transformation Initiative” above and “Item 8. Financial Statements—Note 3. Restructuring.”

Foreign Operations

The Company has significant operations outside the U.S. They are conducted both through the Company’s subsidiaries and through distributors, and involve both of the same business segments as the Company’s U.S. operations —Pharmaceuticals and Nutritionals.

For a geographic breakdown of net sales, see the table captioned Geographic Areas in “Item 8. Financial Statements—Note 22. Segment Information” and for further discussion of the Company’s sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

International operations are subject to certain risks, which are inherent in conducting business abroad, including, but not limited to, currency fluctuations, possible nationalization or expropriation, price and exchange controls, counterfeit products, limitations on foreign participation in local enterprises and other restrictive governmental actions. The Company’s international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. In 2008, the change in foreign exchange rates had a net favorable impact on the growth rate of revenues, however the trend changed during the latter half of the year. While the Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, the Company attempts to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 21. Financial Instruments.”

Bristol-Myers Squibb Website

The Company’s internet website address is www.bms.com. On its website, the Company makes available, free of charge, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

Information relating to corporate governance at Bristol-Myers Squibb, including the Company’s Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors, (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning the Company’s Executive Committee, Board of Directors, including

Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by Directors and executive officers, is available on the Company’s website under the “Investors—Corporate Governance” caption and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on the Company’s website. Information relating to stockholder services, including the Company’s Dividend Reinvestment Plan and direct deposit of dividends, is available on the Company’s website under the “Investors—Stockholder Services” caption.

The Company incorporates by reference certain information from parts of its proxy statement for the 2009 Annual Meeting of Stockholders. The SEC allows the Company to disclose important information by referring to it in that manner. Please refer to such information. The Company’s proxy statement for the 2009 Annual Meeting of Stockholders and 2008 Annual Report will be available on the Company’s website under the “Investors—SEC Filings” caption on or after March 23, 2009.

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

The Company faces intense competition from other pharmaceutical manufacturers, including from lower-priced generic products.

Competition from manufacturers of competing products, including lower-priced generic versions of the Company’s products is a major challenge, both within the United States (U.S.) and internationally. Our Pharmaceuticals Segment is confronted by a record level of industry patent expirations and increasingly aggressive generic competition. Such competition may include (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with the Company’s current products; (ii) technological advances and patents attained by competitors; (iii) results of clinical studies related to the Company’s products or a competitor’s products; and (iv) business combinations among the Company’s competitors and major customers.

The Company depends on key products for most of its net sales, cash flows and earnings.

The Company derives a majority of our revenue from a few key products. In 2008, net sales of PLAVIX* contributed $5.6 billion, representing 27% of total net sales, and net sales of ABILIFY* contributed approximately $2.2 billion, representing approximately 10% of total net sales. Three other products (AVAPRO*/AVALIDE*, REYATAZ and the SUSTIVA Franchise) each contributed more than $1.0 billion in net sales. A reduction in sales of these products could significantly negatively impact the Company’s net sales, cash flows and earnings.

It is possible that the Company may lose market exclusivity of a product earlier than expected.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there are often very substantial and rapid declines in the product’s sales. The rate of this decline varies by country and by therapeutic category.

Market exclusivity for the Company’s products is based upon patent rights and/or certain regulatory forms of exclusivity. The scope of the Company’s patent rights may vary from country to country. In some countries, including in certain European Union member states, basic patent protection for the Company’s products may not exist because historically certain countries did not offer the right to obtain certain types of patents and/or the Company (or its licensors) did not file in those markets. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions of the product can be approved and marketed, such as generic clopidogrel bisulfate in certain EU markets. In addition, prior to the expiration of data exclusivity, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. Manufacturers of generic products are also increasingly seeking to challenge patents before they expire, and may in some cases launch a generic product before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. The length of market exclusivity for any of the Company’s products is impossible to predict with certainty and there can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimates disclosed in this Form 10-K.

Data protection for PLAVIX* has expired in the EU and PLAVIX* faces competition in European markets.

Data protection for PLAVIX* expired on July 15, 2008 in the European Union (EU). In most of the major markets within Europe, the product benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member states, however, where there is no composition of matter patent covering clopidogrel bisulfate, competitors are seeking regulatory authority to enter those markets with generic clopidogrel bisulfate. In addition, at least one group of competitor companies has received marketing authorization for, and has started to market, an alternate salt form of clopidogrel in Germany. The Company is aware that alternate salt applications have been filed in the EU. At this time, the Company cannot estimate reliably the impact of any such competition on the Company’s financial results.

U.S. and foreign laws and regulations may negatively affect the Company’s sales and profit margins.

The Company could become subject to new government laws and regulations, such as (i) health care reform initiatives in the U.S. at the state and Federal level and in other countries; (ii) changes in the U.S. Food and Drug Administration (FDA) and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the U.S. and certain foreign countries; (iv) new laws, regulations and judicial or other governmental decisions affecting pricing, reimbursement or marketing within or across jurisdictions; (v) changes in intellectual property law; and (vi) other matters such as compulsory licenses that could alter the protections afforded one or more of its products.

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

The Company may experience difficulties and delays inherent in manufacturing and sale, such as (i) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (ii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (iii) supply chain continuity including the failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; (iv) construction delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for the Company’s biologics products; and (v) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, or physical limitations that could impact continuous supply.

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

As part of its strategy, the Company currently is implementing a comprehensive cost reduction program that includes workforce reductions in some areas and the rationalization of some facilities. The Company expects to incur restructuring and other charges in connection with this program in the aggregate range of $1.3 billion to $1.6 billion on a pre-tax basis until 2012, with $695 million of those charges having been incurred in 2008 and 2007.

The Company may not be able to fully execute the strategic transformation of its business to attain a new period of sustainable revenue and earnings growth. The Company continues to invest in its key products and pipeline as part of a focus on addressing areas of significant unmet medical need. Failure to realize the expected cost savings in 2009, to achieve and maintain a competitive cost base, or to successfully transition the product portfolio, however, could materially and adversely affect the Company’s results of operations. In addition, the Company’s failure to hire and retain personnel with the right expertise and experience in operations that are critical to its business functions could adversely impact the execution of its business strategy. Changes in the Company’s structure, operations, revenues, costs, or efficiency resulting from acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, could result in greater than expected costs and other difficulties, including the need for regulatory approvals, as appropriate.

The Company is increasingly dependent on its information technology and outsourcing arrangements.

The Company is increasingly dependent on information technology systems and any significant breakdown, invasion, destruction or interruption of these systems could negatively impact operations. The Company is also increasing its dependence on third-party providers for certain services, including information technology systems, certain financial outsourcing arrangements and certain human resource functions. The failure of these service providers to meet their obligations and/or the development of significant disagreements or other factors that materially disrupt the Company’s ongoing relationship with these providers could negatively affect operations.

Recent adverse changes in U.S., global, or regional economic conditions could have a continuing adverse effect on the profitability of some or all of our businesses.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. Although we believe that based on our current cash, cash equivalents and marketable securities balances and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow, or financial flexibility, continued deterioration of the credit and capital markets could cause additional impairments to our investment portfolio, which could negatively impact our financial condition and reported earnings. The continued decline in economic activity could adversely affect demand for our products, thus reducing our revenue and earnings as well as have an adverse impact on our customers, distributors, alliance partners, suppliers, service providers and counterparties to certain financial instruments such as marketable securities and derivatives. The severe decline in equity markets have resulted in a decline in our pension plan assets which will increase future funding requirements.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our results of operations.

We have significant operations outside of the U.S. Revenues from operations outside of the U.S. accounted for 42% of the Company’s revenues in 2008. As such, we are exposed to changes in fluctuation of foreign currency exchange rates. We also have significant borrowings which are exposed to changes in interest rates. At December 31, 2008, the Company had short-term borrowings and long-term debt of $6.7 billion. The Company is also exposed to other economic factors over which the Company has no control.

The illegal distribution and sale by third parties of counterfeit versions of the Company’s products could have a negative impact on our reputation.

Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. A patient who receives a counterfeit drug may be at risk for a number of dangerous health consequences. Our reputation could suffer harm as a result of counterfeit drugs sold under the name of one of our products.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Company’s world headquarters is located at 345 Park Avenue, New York, NY, where it leases approximately 275,000 square feet of floor space, approximately 215,000 square feet of which is sublet to others.

The Company manufactures products at 27 major worldwide locations with an aggregate floor space of approximately 5.6 million square feet. All facilities are owned by the Company. The following table illustrates the geographic location of the Company’s significant manufacturing facilities by business segment.

	Pharmaceuticals	Nutritionals	Total Company
United States	4	2	6
Europe, Middle East and Africa	8	1	9
Other Western Hemisphere	4	1	5
Pacific	4	3	7

Total	20	7	27

Portions of these facilities and other facilities owned or leased by the Company in the U.S. and elsewhere are used for research, administration, storage and distribution. For further information about the Company’s facilities, see “Item 1. Business—Manufacturing and Quality Assurance.”

As part of the Company’s PTI, it has reduced and expects to continue to reduce the number of its manufacturing facilities.

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART IA

Executive Officers of the Registrant

Listed below is information on executive officers of the Company as of February 20, 2009. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
James M. Cornelius Chairman of the Board and Chief Executive Officer Member of the Management Council	65

2000 to 2005 – Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2005 to 2006 – Interim Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2006 to 2007 – Interim Chief Executive Officer and Director of the Company.

2007 to 2008 – Chief Executive Officer and Director of the Company.

2008 to present – Chairman of the Board and Chief Executive Officer of the Company.

Lamberto Andreotti Executive Vice President and Chief Operating Officer, Worldwide Pharmaceuticals Member of the Management Council	58

2002 to 2005 – Senior Vice President and President International, Worldwide Medicines Group, a division of the Company.

2005 to 2007 – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company.

2007 to present – Executive Vice President and Chief Operating Officer, Worldwide Pharmaceuticals, a division of the Company.

Joseph C. Caldarella Vice President and Corporate Controller, Corporate Staff	53	1998 to 2005 – Vice President, Finance, Pharmaceutical Research Institute, a division of the Company. 2005 to present – Vice President and Corporate Controller, Corporate Staff of the Company.

John E. Celentano Senior Vice President, Strategy and Productivity Transformation Member of the Management Council	49

2002 to 2005 – President, Latin America and Canada, Worldwide Medicines Group, a division of the Company.

2005 to 2008 – President, Health Care Group, a division of the Company.

2008 to present – Senior Vice President, Strategy and Productivity Transformation, Corporate Staff of the Company.

Brian Daniels, M.D. Senior Vice President, Global Development and Medical Affairs, Research and Development Member of the Management Council	49

2004 to 2008 – Senior Vice President, Global Clinical Development, Research and Development, a division of the Company.

2008 to present – Senior Vice President, Global Development and Medical Affairs, Research and Development, a division of the Company.

Carlo de Notaristefani President, Technical Operations, Worldwide Pharmaceuticals Member of the Management Council	51

2004 to 2004 – Senior Vice President, International Finishing Operations, Worldwide Medicines Group, a division of the Company.

2004 to present – President, Technical Operations, Worldwide Pharmaceuticals, a division of the Company.

Anthony C. Hooper President, U.S. Pharmaceuticals Member of the Management Council	54	2004 to present – President, U.S. Pharmaceuticals, Worldwide Pharmaceuticals Group, a division of the Company.

Jean-Marc Huet Senior Vice President and Chief Financial Officer, Corporate Staff Member of the Management Council	39	2003 to 2007 – Chief Financial Officer, Royal Numico N.V. 2008 to present – Chief Financial Officer, Corporate Staff of the Company.

Sandra Leung Senior Vice President and General Counsel, Corporate Staff Member of the Management Council	48

2002 to 2006 – Vice President and Corporate Secretary, Corporate Staff of the Company.

2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel, Corporate Staff of the Company.

2007 to present – Senior Vice President and General Counsel, Corporate Staff of the Company.

Anthony A. McBride Senior Vice President, Human Resources, Corporate Staff Member of the Management Council	45

2002 to 2005 – Vice President, Human Resources, International & Global Marketing, a division of the Company,

2005 to 2008 – Vice President, Human Resources, Pharmaceutical Commercial Operations, a division of the Company.

2008 to present – Senior Vice President, Human Resources, Corporate Staff of the Company.

Elliott Sigal, M.D., Ph.D. Executive Vice President, Chief Scientific Officer and President, Research and Development Member of the Management Council	57

2002 to 2004 – Senior Vice President, Global Clinical and Pharmaceutical Development, Research Institute, a division of the Company.

2004 to present – Chief Scientific Officer and President, Research and Development, a division of the Company.

Robert T. Zito Senior Vice President, Corporate and Business Communications and Chief Communications Officer Member of the Management Council	55	1999 to 2004 – Executive Vice President, Communications, New York Stock Exchange. 2004 to present – Senior Vice President, Corporate Affairs, Corporate Staff of the Company.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange (NYSE) and were traded on the NYSE Arca, Inc, formerly the Pacific Exchange, Inc. (symbols: BMY; BMYPR). A quarterly summary of the high and low market prices is presented below:

Common:

	2008		2007
	High	Low	High	Low
First Quarter	$27.37	$20.05	$29.39	$25.73
Second Quarter	23.60	19.43	32.25	27.00
Third Quarter	22.93	19.70	32.35	26.38
Fourth Quarter	23.82	16.00	30.35	26.52

Preferred:
	2008		2007
	High	Low	High	Low
First Quarter	$500.00	$500.00	$600.00	$460.00
Second Quarter	*	*	500.00	500.00
Third Quarter	*	*	503.00	475.00
Fourth Quarter	*	*	475.37	450.00

*	During the second, third and fourth quarters of 2008, there were no trades of the Company’s preferred stock. The preferred stock pays a quarterly dividend of $0.50 per share.

Holders of Common Stock

The number of record holders of common stock at December 31, 2008 was 66,305.

The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2009 Proxy Statement to be filed on or about March 23, 2009 with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Dividends

The Board of Directors of the Company declared the following dividends per share, which were paid in 2008 and 2007 in the quarters indicated below:

	Common		Preferred
	2008	2007	2008	2007
First Quarter	$0.31	$0.28	$0.50	$0.50
Second Quarter	0.31	0.28	0.50	0.50
Third Quarter	0.31	0.28	0.50	0.50
Fourth Quarter	0.31	0.28	0.50	0.50

	$1.24	$1.12	$2.00	$2.00

In December 2008, the Board of Directors of the Company declared a quarterly dividend of $0.31 per share on the common stock of the Company which was paid on February 2, 2009 to shareholders of record as of January 2, 2009. The Board of Directors also declared a quarterly dividend of $0.50 per share on the preferred stock of the Company, payable on March 2, 2009 to shareholders of record as of February 6, 2009.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the 12 month period ended December 31, 2008:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, except per share data
January 1 to 31, 2008	13,431	$26.14	—	$2,220
February 1 to 29, 2008	16,142	$24.13	—	$2,220
March 1 to 31, 2008	530,289	$22.07	—	$2,220

Three months ended March 31, 2008	559,862

April 1 to 30, 2008	13,019	$22.28	—	$2,220
May 1 to 31, 2008	34,544	$22.16	—	$2,220
June 1 to 30, 2008	11,098	$22.59	—	$2,220

Three months ended June 30, 2008	58,661

July 1 to 31, 2008	9,889	$20.80	—	$2,220
August 1 to 31, 2008	5,932	$21.11	—	$2,220
September 1 to 30, 2008	60,781	$21.24	—	$2,220

Three months ended September 30, 2008	76,602

October 1 to 31, 2008	334,477	$20.53	—	$2,220
November 1 to 30, 2008	24,174	$20.53	—	$2,220
December 1 to 31, 2008	14,084	$20.54	—	$2,220

Three months ended December 31, 2008	372,735

Twelve months ended December 31, 2008	1,067,860

(a)

Reflects transaction during the 12 months ended December 31, 2008 for the surrender to the Company of 1,067,860 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b)

In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14.0 billion of the Company’s common stock. During the 12 months ended December 31, 2008, no shares were repurchased pursuant to this program.

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

Total return indices reflect reinvested dividends and are weighted using beginning-period market capitalization for each of the reported time periods. We measured our performance against this same group in the 2008 Proxy Statement.

Comparison of Five Year Cumulative Total Return

	December 31,
	2003	2004	2005	2006	2007	2008
Bristol-Myers Squibb	$100	$93	$87	$104	$109	$101
S&P 500 Index	$100	$109	$112	$128	$132	$81
Peer Group	$100	$97	$99	$112	$114	$95

Assumes $100 invested on December 31, 2003 in Bristol-Myers Squibb Common Stock, S&P 500 Index and Peer Group. Values are as of December 31 of specified year assuming dividends are reinvested.

Item 6.	SELECTED FINANCIAL DATA.

Five Year Financial Summary

Amounts in Millions, except per share data	2008	2007	2006	2005	2004
Income Statement Data:(1)
Net Sales	$20,597	$18,193	$16,208	$17,613	$17,837
Earning from Continuing Operations Before Income Taxes and Minority Interest	5,471	3,186	2,085	4,016	3,911
Net Earnings from Continuing Operations	3,155	1,741	1,214	2,652	2,017

Net Earnings from Continuing Operations per Common Share:
Basic	$1.60	$0.88	$0.62	$1.36	$1.04
Diluted	$1.59	$0.88	$0.62	$1.35	$1.02

Average common shares outstanding:
Basic	1,977	1,970	1,960	1,952	1,942
Diluted	2,001	1,980	1,963	1,983	1,976

Dividends paid on common and preferred stock	$2,461	$2,213	$2,199	$2,186	$2,174

Dividends declared per common share	$1.24	$1.15	$1.12	$1.12	$1.12

Financial Position Data at December 31:

Total Assets	$29,552	$25,926	$25,271	$28,068	$30,435
Cash and cash equivalents	7,976	1,801	2,018	3,050	3,680
Marketable securities	289	424	1,995	2,749	3,794
Long-term debt	6,585	4,381	7,248	8,364	8,463
Stockholders’ Equity	12,241	10,562	9,991	11,208	10,202

(1)

The Company recorded items that affected the comparability of results. For a discussion of these items for the years 2008, 2007 and 2006, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses/Gains.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

About the Company

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) is a global biopharmaceutical and nutritional products company whose mission is to extend and enhance human life by providing the highest quality pharmaceutical and nutritional products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceuticals and nutritional products. The Company has two reportable segments—Pharmaceuticals and Nutritionals. The Pharmaceuticals segment consists of the global pharmaceutical/biotechnology and international consumer medicines business, which accounted for approximately 86% of the Company’s 2008 net sales. The Nutritionals segment consists of Mead Johnson Nutrition Company (Mead Johnson), primarily an infant formula and children’s nutritionals business, which accounted for approximately 14% of the Company’s 2008 net sales.

2008 Financial Highlights

The following table is a summary of operating activity:

	Year Ended December 31,
Dollars in Millions	2008	2007
Net Sales	$20,597	$18,193

Net Earnings from Continuing Operations	3,155	1,741
Net Earnings from Discontinued Operations	2,092	424
Net Earnings	5,247	2,165

Net Cash/(Debt)	1,526	(4,047)

Net Sales

The Company’s net sales from continuing operations increased 13%. PLAVIX* (clopidogrel bisulfate) and ABILIFY* continue to drive worldwide sales growth with sales increases of 18% and 30%, respectively. Significant contributions to sales growth are also provided by other key products including ORENCIA, SPRYCEL and the HIV and Hepatitis portfolio.

Net Earnings from Continued Operations

The increases in net earnings from continuing operations is attributed to increased sales growth and favorability in gross margins, a portion of which is attributed to a favorable product mix as well as cost savings and avoidances resulting from the Company’s productivity transformation initiative (PTI). The $582 million after-tax gain related to the tendering of the Company’s shares in ImClone also had a significant impact on net earnings from continuing operations amongst other specified items discussed in “—Expenses/Gains” below.

Net Earnings from Discontinued Operations

In 2008, the Company completed the divestitures of its Medical Imaging business for a gross purchase price of $525 million resulting in an after-tax loss of $43 million as well as the ConvaTec business for gross purchase price of approximately $4.1 billion resulting in an after-tax gain of $2.0 billion. The results of the Medical Imaging and ConvaTec businesses and the related gains and losses are included in discontinued operations for all years presented.

Net Cash/(Debt)

Net cash/(debt) position as of December 31, 2008 improved due to proceeds of $4.6 billion from the divestiture of the ConvaTec and Medical Imaging businesses and proceeds of $1.0 billion from the sale of our ImClone shares. Cash generated from operating activities of $3.7 billion was more than adequate to fund dividend payments of $2.5 billion as well as capital expenditure payments of $941 million.

Business Environment

The Company conducts its business primarily within the pharmaceutical/biotechnology industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including product efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance of its manufacturing operations, and research and development of new products. To successfully compete for business in the health care industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the Company’s new product introductions compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. The Company manufactures branded products, which are priced higher than generic products. Generic competition is one of the Company’s leading challenges globally.

In the pharmaceutical/biotechnology industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, the Company can lose a major portion of that product’s sales in a short period of time. Currently, generic versions of biological products cannot be approved under United States (U.S.) law. However, the law could change in the future. Even in the absence of new legislation, the U.S. Food and Drug Administration (FDA) is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data and address the challenges of biologics manufacturing, which involves more complex processes that are more costly than those of traditional pharmaceutical operations.

Both in the U.S. and internationally, the health care industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on the Company’s sales. In the U.S., Congress and some state legislatures have considered a number of proposals and have enacted laws that could result in major changes in the current health care system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the U.S. This legislation has had a modest favorable impact on the Company as a result of an increase in the number of seniors with drug coverage. At the same time, there continues to be a potential negative impact on the U.S. pharmaceutical business that could result from pricing pressures or controls. In many markets outside the U.S., the Company operates in environments of government-mandated, cost-containment programs, or under other regulatory bodies or groups that can exert downward pressure on pricing. Pricing freedom is limited in the United Kingdom (UK), for instance, by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products as more than two years can elapse after drug approval before new medicines become available in some countries.

The growth of Managed Care Organizations (MCOs) in the U.S. has played a large role in the competition that surrounds the health care industry. MCOs seek to reduce health care expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in MCO formularies and the Company generally has been successful in having its major products included. The Company believes that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.

Pharmaceutical/biotechnology production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become more important to the Company’s product portfolio, the Company will continue to make arrangements with third-party manufacturers and to make substantial investments to increase its internal capacity to produce biologics on a commercial scale. One such investment is a new, state-of-the-art manufacturing facility for the production of biologics in Devens, Massachusetts, the construction of which began in May 2007.

The Company has maintained a competitive position in the market and strives to uphold this position, which is dependent on its success in discovering and developing innovative, cost-effective products that serve unmet medical need. The Company has expanded PTI activities in order to achieve additional savings in order to further reduce costs, streamline operations and rationalize global manufacturing to become a more productive and competitive biopharmaceutical company.

The Company and its subsidiaries are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time reasonably to assess the final outcome of these investigations or litigations. For additional discussion of legal matters, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies.”

Strategy

The Company’s multi-year strategy is transformation into a next-generation biopharmaceutical company. The strategy encompasses all aspects and all geographies of the business and will yield substantial cost savings and cost avoidance and increase the Company’s financial flexibility to take advantage of attractive market opportunities that may arise.

Managing costs is one part of the Company’s overall strategy as it transitions to a next-generation biopharmaceutical company, focused on delivering its present commitments, maximizing near-term growth opportunities and improving its earnings base in 2012-2013. The Company announced PTI designed to create a total of $2.5 billion in annual productivity savings and cost avoidance by 2012. The first wave, announced in December 2007, targets $1.5 billion in savings and cost avoidance by 2010. The second wave, announced in July 2008, targets an additional $1.0 billion in savings and cost avoidance by 2012.

The Company will continue to focus on the development of our biopharmaceutical business and will maintain its growth by investing in research and development of new product pipeline. The Company will continue to invest in key growth products, including specialty and biologic medicines, and cardiovascular and metabolic drugs. The Company is seeking to reallocate resources to continue its string of pearls strategy and enable strategic transactions, such as the acquisition of Kosan Biosciences, Inc. (Kosan) and strategic alliances, such as the global codevelopment and cocommercialization agreement with Exelixis, Inc. (Exelixis) and a global collaboration agreement with ZymoGenetics, both entered in 2008. The Company will continue pursuing partnerships and expanding other collaborative arrangements with biopharmaceutical companies and will continue entering into strategic alliances with third parties in order to obtain rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by such third parties.

The Company will continue to maximize the value of our non-core businesses. In 2008, the Company completed the divestiture of its ConvaTec and Medical Imaging businesses. The Company has also sold its mature brands business located in Egypt.

New Product and Pipeline Developments

SPRYCEL

•	In January 2009, the Company announced the approval of SPRYCEL in Japan.

IXEMPRA

•

In December 2008, the Company announced new data from studies of IXEMPRA (ixabepilone) plus capecitabine compared to capecitabine alone, including a pre-specified sub set analysis demonstrating a significant increase in progression free survival in patients with triple negative breast cancer.

•

In November 2008, the Committee for Medicinal Products for Human Use (CHMP) in Europe issued a negative opinion on the marketing authorization application for IXEMPRA in the treatment of patients with metastatic breast cancer. The Company requested a re-examination of the case, which is currently under consideration by CHMP.

Exelixis

•

In December 2008, the Company announced a global collaboration with Exelixis covering two novel molecules for cancer with their associated development programs: Exelixis’ XL184, a small molecule inhibitor of MET, VEGFR2 and RET, which is currently in Phase III development for medullary thyroid cancer; and, Exelixis’ XL281, a small molecule inhibitor of RAF kinase, which is currently in Phase I development for the treatment of patients with advanced solid tumor malignancies. Under the agreement, the Company receives development and commercialization rights to both programs.

Dapagliflozin

•

In December 2008, the Company and AstraZeneca announced expansion of their worldwide collaboration to include the development and commercialization of dapagliflozin in Japan. Dapagliflozin, one of two investigational drugs under joint development by the companies, is currently being studied in Phase III clinical trials in several countries, including the U.S., to assess its efficacy and safety as a once-daily treatment for type 2 diabetes.

ERBITUX*

•

In January 2009, the Company and its marketing partner ImClone Systems, Inc. (ImClone), a wholly-owned subsidiary of Eli Lilly and Company (Lilly), announced, that the companies will withdraw, and eventually resubmit, an application with the FDA to broaden the use of ERBITUX* to include first-line treatment of patients with advanced non-small cell lung cancer in combination with platinum-based chemotherapy (cisplatin/vinorelbine).

•

In October 2008, the FDA has accepted for filing and priority review, the supplemental Biologics License Application (sBLA) to broaden the indication for ERBITUX* to include use in combination with platinum-based chemotherapy for the first-line treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck.

•

In October 2008, publication of study results showing that metastatic colorectal cancer (mCRC) patients with wild-type or “normal” K-ras tumors who were treated with ERBITUX* plus best supportive care (BSC) had a statistically significant increase in overall survival and progression-free survival compared to those treated with BSC alone. Specifically, patients whose tumors had the normal (mutant negative) K-ras gene achieved a near two-fold improvement in overall survival and progression-free survival over patients treated with BSC alone. In patients with mutated K-ras tumors, there was no significant difference in overall or progression-free survival between those treated with ERBITUX* plus BSC and those treated with BSC alone. The Company and the FDA are in discussions regarding possible label changes related to this study.

•

In September 2008, the announcement of five year data showing significant improvements in overall survival for patients with locally or regionally advanced head and neck cancer and the EXTREME study was published in the New England Journal of Medicine showing that ERBITUX* improved survival in first-line recurrent and/or metastatic head and neck cancer.

•	In July 2008, ERBITUX* received marketing approval in Japan for treatment of patients with advanced or recurrent colorectal cancer.

•

In May 2008, at the annual meeting of the American Society of Clinical Oncology (ASCO), a landmark Phase III study (FLEX) showed that the addition of ERBITUX* to platinum-based chemotherapy significantly increased overall survival in the first-line treatment of patients with advanced non-small cell lung cancer, when compared to platinum-based chemotherapy alone.

ABILIFY*

•

A supplemental New Drug Application for ABILIFY* was approved by the FDA in February 2008 for the acute treatment of manic and mixed episodes associated with certain pediatric patients (age 10-17) with Bipolar I Disorder.

•

FDA approval was received in May 2008 for new ABILIFY* indications for pediatric bipolar (ages 10-17) maintenance therapy, pediatric schizophrenia (ages 10-17) maintenance therapy, and as add-on treatment to lithium or valproate for acute treatment of bipolar disorder in both pediatric (age 10-17) and adult patients.

•

The European Commission authorized marketing of ABILIFY* in March 2008 in the treatment of moderate to severe manic episodes in Bipolar I Disorder and for the prevention of a new manic episode in patients who experienced predominantly manic episodes and whose manic episodes responded to ABILIFY* treatment.

ORENCIA

•

In October 2008, the Company announced results from a 10-month study, which showed that ORENCIA, compared to placebo (PBO), significantly improved multiple aspects of health-related quality of life: physical and psychosocial well being, pain and sleep quality in juvenile idiopathic arthritis (JIA) patients between the ages 6 and 17 years. These results were part of a study looking at the safety and efficacy of ORENCIA in children with JIA who had failed on previous treatments such as methotrexate (MTX) or biologics.

•

In October 2008, the Company announced results from a Phase IIIb study in adult patients with early moderate-to-severe erosive rheumatoid arthritis (RA) who had never received previous MTX treatment. This study showed that ORENCIA in combination with MTX had significantly more patients achieve a Disease Activity Score 28 using C-reactive protein-defined remission, compared with MTX plus PBO. The safety profile of ORENCIA in combination with MTX was similar to that of MTX plus PBO. Also, in the same quarter, the Company filed an sBLA with the FDA for the use of ORENCIA for patients with early RA.

•	In June 2008, new Phase II data presented at the European League Against Rheumatism demonstrated that ORENCIA may delay the development of RA in people with undifferentiated inflammatory arthritis.

•

In April 2008, ORENCIA was approved by the FDA for treatment of juvenile RA. Additionally, the U.S. label for ORENCIA was revised with an indication that means ORENCIA is now an appropriate option for patients with moderate-to-severe RA, regardless of prior treatment received.

REYATAZ

•

In October 2008, the Company announced 96-week data from the CASTLE study, in which 74% of the 440 patients in the REYATAZ/r arm achieved an undetectable viral load, defined as human immunodeficiency virus (HIV)-1 RNA less than 50 copies/mL, compared with 68% of the 443 patients in the lopinavir/r arm. The difference between treatment arms may have been related to the 16% discontinuation rate in the REYATAZ/r arm and the 21% discontinuation rate in the lopinavir/r arm.

•

In October 2008, the FDA approved the use of REYATAZ (atazanavir sulfate) 300 milligram once-daily boosted with ritonavir 100 milligram as part of combination therapy in previously untreated (treatment-naïve) HIV-1 infected patients. This use of once-daily REYATAZ/ritonavir in HIV-1 infected treatment-naïve adult patients is based upon 48-week results from the CASTLE study, which demonstrated similar antiviral efficacy of REYATAZ/ritonavir to twice-daily lopinavir/ritonavir, each as part of HIV combination therapy in treatment-naïve HIV-1 infected adult patients. Data from the CASTLE study was published in the August 23 issue of The Lancet.

•

In June 2008, European approval was received for an expanded indication for REYATAZ 300 mg once-daily boosted with ritonavir 100 mg as part of combination therapy in treatment-naïve HIV-1 infected patients.

•	In February 2008, the first data comparing boosted REYATAZ (REYATAZ plus ritonavir) and lopinavir/ritonavir was presented at the Congress on Retroviruses and Opportunistic Infections.

BARACLUDE

•

The Company announced in November 2008 data from two separate cohort evaluations, in which long-term treatment with BARACLUDE was associated with improved liver histology, including improvement in fibrosis, in chronic hepatitis B patients. The histology data were presented at the 59th Annual Meeting of the American Association for the Study of Liver Diseases.

•

New data at the March 2008 Asian Pacific Association for the Study of the Liver meeting, demonstrated a continued low incidence of resistance to BARACLUDE in nucleoside-naive patients through five years of treatment, which is important for many chronic hepatitis B patients requiring long-term treatment.

Apixaban

•

In September 2008, the Company and its development partner Pfizer announced a Phase II study (APPRAISE-1) of apixaban – a novel anticoagulant – provided encouraging trends suggesting that anticoagulation with apixaban on top of current standards of care and continued beyond the initial hospitalization may reduce the risk of a second heart attack, stroke or death.

•

The primary endpoint was not met in a Phase III study of apixaban for prevention of venous thromboembolism (VTE) in patients undergoing total knee replacement. The results of the trial do not necessitate any changes in protocols of any other ongoing apixaban studies. The companies are considering further studies in preventing VTE in knee surgery and will not submit the U.S. regulatory filing for VTE prevention in the second half of 2009, as previously communicated. Programs directed toward prevention of VTE, including European Medicines Evaluation Agency registration studies, treatment of VTE, Acute Coronary Systems and in the prevention of stroke in atrial fibrillation continue as planned.

Ipilimumab

•	Favorable updated survival data was announced in September 2008 from three Phase II studies of ipilimumab.

Saxagliptin

•	Favorable results were announced in September 2008 of Phase III studies of ONGLYZA (saxagliptin).

•	Regulatory submissions for ONGLYZA were made in both the U.S. and in Europe on June 30 and July 1, respectively.

•

At the annual scientific sessions of the American Diabetes Association, a Phase III study demonstrated that saxagliptin produced significant reductions in key measures of glucose control in treatment-naïve people with type 2 diabetes compared to placebo.

Elotuzumab

•

The Company entered into an agreement with PDL BioPharma, Inc. in August 2008, for the global development and commercialization of elotuzumab, an anti-CS1 antibody currently in Phase I development for multiple myeloma.

KAI-9803

•	In May 2008, the Company entered into an agreement with KAI to develop and commercialize KAI’s novel acute heart attack medicine, KAI-9803.

Kosan

•

In June 2008, Bristol-Myers Squibb completed the acquisition of Kosan, a cancer therapeutics company with a library of novel compounds, including Hsp90 inhibitors for cancer and microtubule stabilizers, which may have additional potential in neurodegenerative diseases.

ZymoGenetics

•

In January 2009, the Company and ZymoGenetics announced a global collaboration for PEG-Interferon lambda, a novel type 3 interferon currently in Phase Ib development for the treatment of Hepatitis C, and its related development program.

PLAVIX*

•

The European Committee for Medicinal Products for Human Use in March 2008 issued a positive opinion recommending approval of the 300 milligram loading dose tablet of PLAVIX*. This positive opinion was ratified by the European Commission.

RESULTS OF OPERATIONS

The following discussions of the Company’s results of continuing operations exclude the results related to the Medical Imaging business prior to its divestiture in January 2008, and the ConvaTec business prior to its divestiture in August 2008. Both Medical Imaging and ConvaTec were previously presented as a component of the former Other Health Care operating segment, which was renamed the ConvaTec operating segment subsequent to the Medical Imaging divestiture. These businesses have been segregated from continuing operations and included in discontinued operations for all periods presented.

The Company’s results of operations were as follows:

				% Change
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net Sales	$20,597	$18,193	$16,208	13%	12%
Earnings from Continuing Operations Before Income Taxes and Minority Interest	$5,471	$3,186	$2,085	72%	53%
% of net sales	26.6%	17.5%	12.9%

Provision for Income Taxes	$1,320	$682	$431	94%	58%
Effective tax rate	24.1%	21.4%	20.7%

Net Earnings from Continuing Operations	$3,155	$1,741	$1,214	81%	43%
% of net sales	15.3%	9.6%	7.5%

Net Sales

The composition of the changes in net sales was as follows:

					2008 vs. 2007				2007 vs. 2006
	Net Sales			Analysis of % Change				Analysis of % Change
Dollars in Millions	2008	2007	2006	Total Change	Volume	Price	Foreign Exchange	Total Change	Volume	Price	Foreign Exchange
U.S.	$12,042	$10,422	$8,785	16%	9%	7%	—	19%	15%	4%	—
Non-U.S.	8,555	7,771	7,423	10%	4%	1%	5%	5%	(1)%	—	6%

Total	$20,597	$18,193	$16,208	13%	7%	4%	2%	12%	7%	2%	3%

The 2008 and 2007 increase in U.S. net sales is primarily driven by growth in key U.S. pharmaceutical products which are described below in further detail. Increases in international net sales in 2008 and 2007 were aided by a weakened U.S. dollar relative to certain foreign currencies, especially the euro and U.K. pound.

In general, the Company’s business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within “—Pharmaceuticals” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of the Company’s key pharmaceuticals products and new products sold by the U.S. pharmaceuticals business. The U.S. and non-U.S. net sales are based upon the location of the customer.

The Company’s net sales by segment were as follows:

	Net Sales			% Change		% of Total Net Sales
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
Pharmaceuticals	$17,715	$15,622	$13,861	13%	13%	86%	86%	86%
Nutritionals	2,882	2,571	2,347	12%	10%	14%	14%	14%

Total	$20,597	$18,193	$16,208	13%	12%	100%	100%	100%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments and are further described in “—Critical Accounting Policies” below.

The reconciliations of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
Gross Sales	$23,344	$20,814	$18,909
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(529)	(551)	(624)
Women, Infants and Children (WIC) Rebates	(796)	(848)	(872)
Managed Health Care Rebates and Other Contract Discounts	(376)	(333)	(274)
Medicaid Rebates	(205)	(169)	(174)
Cash Discounts	(282)	(239)	(214)
Sales Returns	(228)	(155)	(224)
Other Adjustments	(331)	(326)	(319)

Total Gross-to-Net Sales Adjustments	(2,747)	(2,621)	(2,701)

Net Sales	$20,597	$18,193	$16,208

The gross-to-net adjustments are primarily a function of gross sales and activity is typically correlated with current sales trends as is the case with managed health care rebates and other contract discounts, Medicaid rebates, cash discounts, and other adjustments in 2008, 2007 and 2006. Managed health care rebates and other contract discounts and Medicaid rebates are also affected by changes to sales mix and contractual and legislative discount rates. The 2007 increases in managed health care rebates and other contract discounts were also impacted by the reduction of reserves in 2006 related to the TRICARE Retail Pharmacy Refund Program.

Prime vendor charge-backs decreased throughout 2008 and 2007 as a result lower sales of TAXOL attributed to the loss of exclusivity. The Women, Infant and Children (WIC) rebates decrease is related to the net impact of several WIC contract transactions.

The 2008 increase in sales returns is primarily attributed to increased provisions for PRAVACHOL, driven by higher retail sales returns than previously assumed, and the loss of exclusivity of ZERIT. The 2007 variance in sales returns when compared to the prior year is attributed to higher provisions in 2006 for cardiovascular non-exclusive brands and from the discontinued commercialization of TEQUIN (gatifloxacin).

The activities and ending balances of each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2007	$63	230	$111	$137	$18	$221	$124	$904
Provision related to sales made in current period	551	845	340	176	238	137	328	2,615
Provision related to sales made in prior periods	—	3	(7)	(7)	1	18	(2)	6
Returns and payments	(551)	(880)	(306)	(181)	(234)	(201)	(334)	(2,687)
Impact of foreign currency translation	—	—	6	—	—	4	10	20
Discontinued operations	7	—	(10)	—	1	(1)	2	(1)

Balance at December 31, 2007	$70	$198	$134	$125	$24	$178	$128	$857
Provision related to sales made in current period	529	799	383	213	281	136	338	2,679
Provision related to sales made in prior periods	—	(3)	(7)	(8)	1	92	(7)	68
Returns and payments	(531)	(799)	(357)	(197)	(274)	(189)	(333)	(2,680)
Impact of foreign currency translation	—	—	2	—	(1)	(5)	(3)	(7)
Discontinued operations	(23)	—	(1)	—	—	(3)	(8)	(35)

Balance at December 31, 2008	$45	$195	$154	$133	$31	$209	$115	$882

In 2008 and 2007, the Company recorded gross-to-net sales adjustments related to sales made in prior periods. The significant items included charges for sales returns of $92 million in 2008 and $18 million in 2007, primarily resulting from higher than expected returns of certain non-exclusive products.

No other significant revisions were made to the estimates for gross-to-net sales adjustments in 2008 and 2007.

Pharmaceuticals

The composition of the changes in pharmaceutical net sales was as follows:

					2008 vs. 2007				2007 vs. 2006
	Net Sales			Analysis of % Change				Analysis of % Change
Dollars in Millions	2008	2007	2006	Total Change	Volume	Price	Foreign Exchange	Total Change	Volume	Price	Foreign Exchange
U.S.	$10,611	$8,992	$7,417	18%	11%	7%	—	21%	16%	5%	—
Non-U.S.	7,104	6,630	6,444	7%	3%	(1)%	5%	3%	(2)%	(1)%	6%

Total	$17,715	$15,622	$13,861	13%	8%	3%	2%	13%	8%	2%	3%

In 2008, most of the key U.S. pharmaceutical products contributed to the growth in sales. PLAVIX* and ABILIFY*, represented approximately 46% and 16%, of total U.S. pharmaceuticals net sales and represented approximately 53% and 23% of the total growth in pharmaceuticals sales when compared to prior year. In 2007, PLAVIX* and ABILIFY* represented approximately 45% and 15%, of total U.S. pharmaceuticals net sales and contributed approximately 89% and 16%, of total growth in U.S. pharmaceuticals net sales. This growth more than offsets decreases in U.S. net sales attributed to generic competition for PRAVACHOL.

Both 2008 and 2007 international pharmaceuticals sales were aided by a weakened U.S. dollar against many foreign currencies when compared to the previous period. The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, Sanofi-Aventis (Sanofi) for PLAVIX* and AVAPRO*/AVALIDE*, which continued to show growth in 2008.

Net sales of key pharmaceutical products represent 80%, 76% and 72% of total pharmaceutical net sales in 2008, 2007 and 2006, respectively. The following table details U.S. and international pharmaceuticals net sales by key products, the percentage change from prior year as well as the foreign exchange impact when compared to the prior year. Commentary detailing the reasons for significant variances by key product is provided below.

	Net Sales				% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2008		2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Cardiovascular
PLAVIX*
U.S.	$4,920		$4,060	$2,655	21%	53%	—	—
Non-U.S.	683		695	602	(2)%	15%	3%	8%
Total	5,603		4,755	3,257	18%	46%	1%	1%
AVAPRO*/AVALIDE*
U.S.	735		692	647	6%	7%	—	—
Non-U.S.	555		512	450	8%	14%	4%	8%
Total	1,290		1,204	1,097	7%	10%	2%	3%
PRAVACHOL
U.S.	(10	)(a)	139	553	(107)%	(75)%	—	—
Non-U.S.	213		304	644	(30)%	(53)%	4%	3%
Total	203		443	1,197	(54)%	(63)%	2%	2%
Virology
REYATAZ
U.S.	667		587	514	14%	14%	—	—
Non-U.S.	625		537	417	16%	29%	5%	8%
Total	1,292		1,124	931	15%	21%	2%	4%
SUSTIVA Franchise (total revenue)
U.S.	724		604	495	20%	22%	—	—
Non-U.S.	425		352	296	21%	19%	4%	10%
Total	1,149		956	791	20%	21%	2%	4%
BARACLUDE
U.S.	140		88	50	59%	76%	—	—
Non-U.S.	401		187	33	114%	**	9%	N/A
Total	541		275	83	97%	**	6%	N/A
Oncology
ERBITUX*
U.S.	739		683	646	8%	6%	—	—
Non-U.S.	10		9	6	11%	50%	—	2%
Total	749		692	652	8%	6%	—	—
TAXOL
U.S.	6		14	12	(57)%	17%	—	—
Non-U.S.	379		408	551	(7)%	(26)%	8%	1%
Total	385		422	563	(9)%	(25)%	8%	1%
SPRYCEL
U.S.	92		58	22	59%	164%	—	—
Non-U.S.	218		100	3	118%	**	8%	N/A
Total	310		158	25	96%	**	5%	N/A
IXEMPRA
U.S.	98		15	—	**	—	N/A	—
Non-U.S.	3		—	—	—	—	—	—
Total	101		15	—	**	—	N/A	—
Affective (Psychiatric) Disorders
ABILIFY*
U.S.	1,676		1,305	1,052	28%	24%	—	—
Non-U.S.	477		355	230	34%	54%	7%	12%
Total	2,153		1,660	1,282	30%	29%	1%	2%
Immunoscience
ORENCIA
U.S.	363		216	88	68%	145%	—	—
Non-U.S.	78		15	1	**	**	N/A	N/A
Total	441		231	89	91%	160%	1%	1%

(a)	Negative PRAVACHOL U.S. sales in 2008 reflect higher retail sales returns than previously assumed.
**	Change is in excess of 200%.

PLAVIX* - a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi

•

U.S. sales increases in 2008 and 2007 were primarily attributed to increased prescription demand and higher average selling prices. Demand was negatively affected beginning in the third quarter of 2006 through the second quarter of 2007 by the launch of a generic clopidogrel bisulfate. The generic in the distribution channel was substantially depleted by June 30, 2007. In 2008 and 2007, estimated total U.S. prescription demand for clopidogrel bisulfate (branded and generic) increased approximately 4% and 8%, respectively, whereas estimated U.S. prescription demand for branded PLAVIX* increased 19% and 34% respectively.

•	International net sales in 2008 were negatively impacted by the August 2008 launch of a clopidogrel alternative salt (clopidogrel beyslate) launched in Germany.

•	See “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*	/AVALIDE* (known in the EU as APROVEL*/KARVEA*) - an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

Worldwide sales increases in 2008 and 2007 were primarily attributed to higher average selling prices which more than offset declines in overall demand. Total U.S. prescription demand for AVAPRO*/AVALIDE* decreased approximately 7% in 2008 and approximately 4% in 2007.

PRAVACHOL - an HMG Co-A reductase inhibitor for the treatment of hypercholesterolemia and reducing the risk of heart attack

•

Worldwide sales decreases in 2008 and 2007 were attributed to continued generic competition in the U.S. and key European markets. Market exclusivity ended in the U.S in April 2006 and in 2004 for most EU countries.

•	U.S. sales in 2008 were negatively impacted by higher retail sales returns than previously assumed.

REYATAZ - a protease inhibitor for the treatment of HIV

•	U.S. sales increases in 2008 and 2007 were primarily due to a higher prescription demand of 14% and 13%, respectively.

•

The international sales increase in 2008 was primarily due to higher demand across most markets with Europe being the key driver due to the June 2008 approval for front-line treatment. Growth in 2007 international revenue was attributed to increased demand in Europe and Latin America.

SUSTIVA

Franchise - a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenez 600mg/ emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc.

•

Worldwide sales increases in 2008 and 2007 were primarily due to higher demand attributed to the successful launch of ATRIPLA* in the U.S. in July 2006; in the EU in December 2007; and in Canada in October 2007. U.S. prescription demand for the Sustiva franchise increased approximately 14% in 2008 and 20% in 2007. To a lesser extent, higher average selling prices contributed to the increase in net revenues.

BARACLUDE - an oral antiviral agent for the treatment of chronic hepatitis B

•

Worldwide sales increases in 2008 and 2007 were primarily due to the continued growth across all markets, particularly international markets, due to the successful launch in various countries including China in February 2006, the UK and Germany in July 2006, France and Japan in September 2006 and the U.S. in April 2005.

•

There continues to be increased awareness and acceptance of its long-term efficacy, safety and resistance data as evidenced by the American Association for the Study of Liver Disease treatment guidelines that recommended BARACLUDE as a first line treatment option.

ERBITUX*

- a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of the Company’s strategic alliance with ImClone

•

Sold by the Company almost exclusively in the U.S., the sales increases in 2008 and 2007 were primarily due to increased demand for a recent indication for usage in the treatment of head and neck cancer.

•	Sales in 2007 were also positively impacted by a transition to a broader distribution model resulting in higher sales associated with initial shipments of inventory to distributors.

TAXOL - an anti-cancer agent, currently sold almost exclusively in non-U.S. markets

•	Sales decreases in 2008 and 2007 were due primarily to generic competition in Japan.

SPRYCEL

- an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate)

•

Worldwide sales increases in 2008 and 2007 were primarily due to higher demand associated with the successful launch in the U.S. in July 2006 and in most European markets beginning in the fourth quarter of 2006, higher U.S. selling prices and continued launches in Russia and Turkey in 2008.

IXEMPRA	- a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer

•	The sales increase in 2008 reflects the launch of the product in the U.S. in October 2007.

ABILIFY*

- an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka Pharmaceutical Co., Ltd. (Otsuka)

•

U.S. sales increases in 2008 and 2007 were primarily attributed to increased demand and higher average selling prices. Prescription demand increased approximately 23% in 2008 and approximately 12% in 2007. Contributing to the prescription growth are new indications in 2008 and 2007 for certain patients with bipolar disorder and major depressive disorder.

•

International sales increases in 2008 and 2007 were also primarily attributed to increased prescription demand. 2008 sales growth was aided by a new bipolar indication in the second quarter of 2008 in the EU.

ORENCIA

- a fusion protein indicated for adult patients with moderate to severe RA who have had an inadequate response to one or more currently available treatments, such as MTX or anti-tumor necrosis factor therapy

•	U.S. sales increases in 2008 and 2007 were primarily due to the continued growth since the launch of this biologic product in the U.S. in February 2006.

•	International sales increase in 2008 reflects the European launch in May 2007.

The estimated U.S. prescription change data provided throughout this Form 10-K includes information only from the retail and mail order channels and does not reflect information from other channels, such as hospitals, institutions and long-term care, among others. The estimated prescription data is based on the Next-Generation Prescription Service (NGPS) version 2.0 of the National Prescription Audit provided by IMS Health (IMS), a supplier of market research for the pharmaceutical industry, as described below. The data provided by IMS is a product of IMS’ own recordkeeping process and is an estimate based on IMS’ sampling procedures. The data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

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

The Company continuously seeks to improve the quality of its estimates of prescription change amounts and ultimate patient/consumer demand through review of its methodologies and processes for calculation of these estimates and review and analysis of its own and third parties data used in such calculations. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data used in such calculations.

Estimated End-User Demand

The following tables set forth for each of the Company’s key pharmaceutical products sold by the U.S. Pharmaceuticals business, for the years ended December 31, 2008, 2007 and 2006: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on NGPS data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

				Year Ended December 31,						At December 31,
	Total U.S. Net Sales			% Change in U.S. Net Sales(a)			% Change in U.S. Total Prescriptions (b)			Months on Hand
Dollars in Millions	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
PLAVIX*	$4,920	$4,060	$2,655	21%	53%	(18)%	19%	34%	(21)%	0.4	0.5	0.6
AVAPRO*/AVALIDE*	735	692	647	6%	7%	13%	(7)%	(4)%	2%	0.5	0.5	0.5
PRAVACHOL(h)	(10)	139	553	(107)%	(75)%	(57)%	(75)%	(82)%	(59)%	0.8	0.7	0.6
REYATAZ	667	587	514	14%	14%	27%	14%	13%	14%	0.5	0.6	0.7
SUSTIVA Franchise (c)	724	604	495	20%	22%	23%	14%	20%	9%	0.6	0.6	0.7
BARACLUDE	140	88	50	59%	76%	**	55%	77%	**	0.7	0.6	0.7
ERBITUX* (d)	739	683	646	8%	6%	57%	N/A	N/A	N/A	0.5	0.5	0.4
SPRYCEL (e)	92	58	22	59%	164%	—	36%	**	—	0.8	0.9	1.4
IXEMPRA(d, f)	98	15	—	**	—	—	N/A	N/A	N/A	0.7	0.9	—
ABILIFY*	1,676	1,305	1,052	28%	24%	40%	23%	12%	21%	0.5	0.5	0.5
ORENCIA (d, g)	363	216	88	68%	145%	—	N/A	N/A	N/A	0.5	0.5	0.4

(a)	Reflects percentage change in net sales in dollar terms.
(b)	Derived by multiplying NGPS mail order prescription data by a factor that approximates three and adding to this the NGPS retail prescriptions.
(c)

Beginning in the third quarter of 2006, the SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy, ATRIPLA*. The change in U.S. total prescriptions growth for the SUSTIVA Franchise includes both branded SUSTIVA and ATRIPLA* prescription units.

(d)	ERBITUX*, ORENCIA and IXEMPRA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(e)	SPRYCEL was launched in the U.S. in July 2006.
(f)	IXEMPRA was launched in the U.S. in October 2007.
(g)	ORENCIA was launched in the U.S. in February 2006.
(h)	Negative net sales attributed to higher retail returns than previously assumed.
**	Change is in excess of 200%.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. The following products had estimated levels of inventory in the distribution channel in excess of one month on hand (1) in the case of the Company’s U.S. Pharmaceuticals products, December 31, 2008 and (2) in the case of the Company’s international Pharmaceuticals and Nutritionals products, September 30, 2008.

At September 30, 2008, BUFFERIN, a salicylatate drug, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 0.9 months of inventory on hand at December 31, 2007. The increased level of inventory on hand was due primarily to increased inventory levels in China caused by distributors’ preparations for national holidays.

At September 30, 2008, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand as compared to 1.2 months of inventory on hand at December 31, 2007. The previously stated level of inventory on hand as of September 30, 2008 was due primarily to private pharmacists purchasing DAFALGAN approximately once every eight weeks and the seasonality of the product.

At September 30, 2008, VIDEX/VIDEX EC, an antiviral product, had approximately 1.3 months of inventory on hand at direct customers compared to 1.3 months of inventory on hand at December 31, 2007. The previously stated level of inventory on hand was due primarily to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company has no control over the inventory levels relating to such orders.

In the U.S., for all products sold exclusively through wholesalers or through distributors, the Company determines its months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by the Company’s three largest wholesalers, which accounted for approximately 90% of total gross sales of U.S. Pharmaceuticals products in 2008, and provided by the Company’s distributors. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, such estimates are calculated using third-party data, which represent their own record-keeping processes and may also reflect estimates.

For pharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s Pharmaceuticals business outside of the U.S. and Nutritionals business units around the world, the Company has significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations.

Nutritionals

The composition of the change in nutritional net sales was as follows:

	Net Sales			2008 vs. 2007 Analysis of % Change				2007 vs. 2006 Analysis of % Change
Dollars in Millions	2008	2007	2006	Total Change	Volume	Price	Foreign Exchange	Total Change	Volume	Price	Foreign Exchange
U.S.	$1,108	$1,128	$1,091	(2)%	(6)%	4%	—	3%	1%	2%	—
Non-U.S.	1,774	1,443	1,256	23%	8%	12%	3%	15%	4%	5%	6%

Total	$2,882	$2,571	$2,347	12%	2%	8%	2%	10%	3%	4%	3%

Infant formulas and toddler/children’s nutritionals, representing 97%, 96% and 96% of total nutritional net sales in 2008, 2007 and 2006, respectively, were as follows:

	Net Sales			% Change
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Infant Formulas	$1,932	$1,786	$1,637	8%	9%
ENFAMIL	1,157	1,082	1,007	7%	7%
Toddler/Children’s Nutritionals	856	693	606	24%	14%

In 2008, the decrease in U.S. nutritional net sales was primarily due to decreased sales of infant formulas. The increase in international nutritionals net sales was primarily due to growth in both infant formulas and children’s nutritionals.

In 2007, the increase in U.S. nutritional net sales was primarily due to increased sales of infant formulas. International nutritional net sales increased primarily due to growth in both infant formulas and children’s nutritionals.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Spain, Canada, China, Japan, Italy, Mexico and Germany. The Company’s sales by geographic areas based on the location of the entity selling the product were as follows:

	Net Sales			% Change		% of Total Net Sales
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
United States	$12,042	$10,422	$8,785	16%	19%	58%	57%	54%
Europe, Middle East and Africa	4,514	4,036	3,979	12%	1%	22%	22%	25%
Other Western Hemisphere	1,622	1,628	1,517	—	7%	8%	9%	9%
Pacific	2,419	2,107	1,927	15%	9%	12%	12%	12%

Total	$20,597	$18,193	$16,208	13%	12%	100%	100%	100%

See items previously discussed in “—Item 1. Pharmaceuticals” for items impacting the increase in U.S. net sales for 2008 and 2007.

Europe, Middle East and Africa sales increases in 2008 are primarily due to sales growth in major European markets for ABILIFY*, SPRYCEL, and the HIV and hepatitis portfolio in addition to a favorable foreign exchange impact of 6%. Sales in 2007 were essentially flat as sales growth in major European markets for SPRYCEL, ABILIFY* and the HIV and hepatitis portfolio, and a favorable foreign exchange impact of 8%, was offset by generic competition for PRAVACHOL and TAXOL.

Other Western Hemisphere countries sales in 2008 were essentially flat with a minimum foreign exchange impact. Sales increases in 2007 are primarily due to increased sales of PLAVIX* in Canada and Mexico, key nutritional products and AVAPRO*/AVALIDE* in Canada, and a favorable foreign exchange impact of 4%. These increases were partially offset by the discontinued commercialization of TEQUIN.

Pacific region sales increases in 2008 and 2007 are primarily due to sales growth of BARACLUDE in China, Japan, and Korea and key nutritional products throughout the region in addition to favorable foreign exchange impacts of 6% and 5%, respectively. In addition, sales in 2007 were negatively impacted by increased generic competition for TAXOL and PRAVACHOL.

No single country outside the U.S. contributed more than 10% of the Company’s total revenues in 2008, 2007 or 2006. Net sales in France, Canada, Spain and Japan exceeded $500 million in both 2008 and 2007. Net sales in China and Italy exceeded $500 million in 2008, while Mexico had more than $500 million in sales in 2007.

Expenses/Gains

				% Change		% of Net Sales
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
Costs of products sold	$6,396	$5,868	$5,420	9%	8%	31%	32%	33%
Marketing, selling and administrative	4,792	4,516	4,469	6%	1%	23%	25%	28%
Advertising and product promotion	1,550	1,415	1,304	10%	9%	8%	8%	8%
Research and development	3,585	3,227	2,951	11%	9%	17%	18%	18%
Acquired in-process research and development	32	230	—	(86)%	100%	—	1%	—
Provision for restructuring, net	218	183	59	19%	**	1%	1%	—
Litigation expense, net	33	14	302	136%	(95)%	—	—	2%
Gain on sale of product lines and businesses	(159)	(273)	(200)	42%	(37)%	(1)%	(2)%	(1)%
Equity in net income of affiliates	(617)	(524)	(474)	(18)%	(11)%	(3)%	(3)%	(3)%
Gain on sale of ImClone shares	(895)	—	—	(100)%	—	(4)%	—	—
Other expense, net	191	351	292	(46)%	20%	1%	2%	2%

Total Expenses, net	$15,126	$15,007	$14,123	1%	6%	73%	82%	87%

**	Change is in excess of 200%.

Costs of products sold

•

The improvement in costs of products sold as a percentage of net sales in 2008 was primarily attributed to a more favorable worldwide pharmaceuticals product sales mix, higher U.S. pharmaceuticals average selling prices, and realized manufacturing savings from PTI. These factors were partially offset by product and material price increases. The 2008 costs include manufacturing rationalization charges of $249 million related to the implementation of PTI in 2008, or 1.2% of net sales, compared to $179 million of rationalization charges recorded in 2007, or 1.0% of net sales.

•	The improvement in costs of products sold as a percentage of sales in 2007 was primarily due to sales growth in higher margin products including PLAVIX*.

Marketing, selling and administrative

•

The increase in 2008 was primarily related to $104 million of increased process standardization costs incurred as part of PTI when compared to the prior period, $41 million of costs incurred as part of the initial public offering for Mead Johnson, higher selling expenses in support of key products, and an unfavorable 2% foreign exchange impact.

•	The increase in 2007 was primarily due to an unfavorable impact of foreign exchange and higher marketing expenses, partially offset by lower sales force expenses.

•	The decrease in marketing, selling and administrative expenses as a percentage of net sales was the result of increased sales growth outpacing expenses which are being managed through PTI.

Advertising and product promotion

•

The increase in 2008 was primarily related to increased promotions for new indications of ABILIFY* in the U.S., increased promotion for ORENCIA, increased expenses in the international Nutritionals business, and an unfavorable foreign exchange impact.

•

The increase in 2007 was primarily related to increased spending for direct-to-customer advertising for PLAVIX*, ABILIFY* and ORENCIA, expenses to support the launch of IXEMPRA, higher spending on newer products in Europe, and an unfavorable foreign exchange impact.

Research and development

•

The increase in 2008 was primarily related to increased licensing and upfront and milestone payments, increased spending for pipeline compounds, and an unfavorable foreign exchange impact. The 2008 increase was partially offset by sharing of codevelopment costs with alliance partners AstraZeneca and Pfizer.

•

The increase in 2007 was primarily attributed to continued investment in late-stage compounds and developing a pipeline in disease areas that address significant unmet medical needs, as well as increased upfront and milestone payments in 2007 when compared to 2006 as detailed below. The 2007 increase was partially offset by sharing of codevelopment costs with alliance partners AstraZeneca and Pfizer.

•

Upfront and milestone payments made in 2008 and expensed to research and development totaled $348 million and were paid primarily to Exelixis, PDL BioPharma, Inc., and KAI. The 2007 charges totaled $162 million and were paid to Exelixis, Pfizer, Adnexus and Isis. The 2006 charges totaled $70 million and were paid to Exelixis and Solvay Global.

•	Research and development expenses dedicated to pharmaceutical products were 19.6%, 20.0% and 20.3% of pharmaceutical net sales in 2008, 2007 and 2006, respectively.

Acquired in-process research and development

•

Acquired in-process research and development costs (IPRD) consisted of the estimated fair value of research and development acquired as part of an acquisition which, through December 31, 2008, were immediately expensed at the acquisition date.

•	The 2008 charge related to IPRD from the acquisition of Kosan whereas the 2007 charge related to IPRD obtained from the acquisition of Adnexus Therapeutics, Inc. (Adnexus).

Provision for restructuring, net

•	The increase in provision for restructuring, net was attributed to the timing of the implementation of PTI, which was announced in December 2007 and expanded in July 2008.

•	The increase in 2007 was attributed to the charges, primarily severance related, associated with the announcement of the PTI in December 2007. See “Item 8. Financial Statements—Note 3. Restructuring.”

Litigation expense, net

•

Litigation expenses in 2006 related to reserves for the settlement in principle of certain pricing and sales investigations, partially offset by insurance recoveries from an unrelated matter and positive settlement of a litigation matter. For additional information on litigation matters, see “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies.”

Gain on sale of product lines and businesses

•	The gain in 2008 was primarily attributable to the sale of the mature brands businesses in Egypt.

•

The gain in 2007 was attributed to the sale of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries, as well as certain assets related to U.S. dermatology products.

•	The gain in 2006 was attributed to the sale of inventory, patent and intellectual property rights related to DOVONEX*.

•	For additional information on these transactions, see “Item 8. Financial Statements—Note 4. Acquisitions and Divestitures.”

Equity in net income of affiliates

•

Equity in net income of affiliates was principally related to the Company’s international joint venture with Sanofi. The increases in 2008 and 2007 are correlated with increases in international PLAVIX* sales. For additional information on equity in net income of affiliates, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Gain on sale of ImClone shares

•

The gain on sale of ImClone shares was attributed to the Company’s receipt of approximately $1.0 billion in cash for the tendering of its investment in ImClone. See “Item 8. Financial Statements—Note 2. Alliances and Collaborations” for further detail.

Other expense, net

•	The components of other expense, net are as follows:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
Interest expense	$310	$422	$498
Interest income	(130)	(241)	(274)
ARS impairment charge	305	275	—
(Gain)/loss on debt buyback and termination of interest rate swap agreements	(57)	—	220
Foreign exchange transaction (gains)/losses	(76)	15	—
Other, net	(161)	(120)	(152)

Other expense, net	$191	$351	$292

•	Interest expense decreases in 2008 and 2007 were primarily due to decreases in interest rates.

•

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. The decrease in interest income in 2008 was primarily due to the change in mix in the Company’s short-term investment portfolio as well as a decrease in the rate of return on short-term investments, including U.S. Treasury Bills, when compared to the prior year.

•

ARS impairment charge was attributed to the Company’s auction rate securities (ARS). In addition, a $19 million loss on the sale of ARS in 2008 was recognized and is included in other, net. See “Item 8. Financial Statements—Note 11. Cash, Cash Equivalents and Marketable Securities” for further detail.

•

The gain on debt buyback in 2008 is attributed to the repurchase of certain debt and the monetization of certain interest rate swaps due to the recent appreciation of value. See “Item 8. Financial Statements —Note 18. Short-Term Borrowing and Long-Term Debt” for further information.

•

Foreign exchange transaction gains in 2008 were attributed to a strengthening U.S. dollar impact on non-qualifying foreign exchange hedges and on the re-measurement of non-functional currency denominated transactions when compared to the prior year.

•

Other, net includes income from third-party contract manufacturing, certain royalty income and expense, debt retirement costs, gains and losses on sale of property, plant and equipment, gains and losses on the sale of marketable securities, insurance recoveries, deferred income recognized, certain other litigation matters, ConvaTec and Medical Imaging net transitional service fees, amortization of certain upfront payments related to the Company’s alliances, proceeds from swap terminations, and pension curtailments. See “Item 8. Financial Statements—Note 8. Other Expense, Net” for further information.

During the years ended December 31, 2008, 2007 and 2006, the Company recorded the following specified expense/(income) items that affected the comparability of results of the periods presented herein. For a discussion of these items, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations;” “—Note 3. Restructuring;” “—Note 4. Acquisitions and Divestitures;” “—Note 9. Income Taxes;” “—Note 11. Cash, Cash Equivalents and Marketable Securities;” “—Note 18. Short-Term Borrowings and Long-Term Debt;” and “—Note 25. Legal Proceedings and Contingencies.”

Dollars in Millions Year Ended December 31, 2008	Cost of products sold	Marketing, selling and administrative	Research and development	Acquired in-process research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product lines and businesses	Gain on sale of ImClone shares	Other expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$189	$—	$—	$—	$—	$189
Accelerated depreciation, asset impairment and other shutdown costs	213	—	—	—	20	—	—	—	8	241
Pension settlements/curtailments	9	—	—	—	—	—	—	—	8	17
Process standardization implementation costs	—	109	—	—	—	—	—	—	—	109
Gain on sale and leaseback of properties	—	—	—	—	—	—	—	—	(9)	(9)
Termination of lease contracts	—	—	—	—	9	—	—	—	6	15
Gain on sale of product lines and businesses	—	—	—	—	—	—	(159)	—	—	(159)

	222	109	—	—	218	—	(159)	—	13	403
Other:

Litigation settlement	—	—	—	—	—	33	—	—	—	33
Insurance recovery	—	—	—	—	—	—	—	—	(20)	(20)
Mead Johnson charges	—	41	—	—	—	—	—	—	3	44
Product liability	—	—	—	—	—	—	—	—	18	18
Upfront and milestone payments and acquired in-process research and development	—	—	348	32	—	—	—	—	—	380
Asset impairment	27	—	13	—	—	—	—	—	—	40
ARS impairment charges and loss on sale	—	—	—	—	—	—	—	—	324	324
Debt buyback and swap terminations	—	—	—	—	—	—	—	—	(57)	(57)
Gain on sale of ImClone shares	—	—	—	—	—	—	—	(895)	—	(895)

	$249	$150	$361	$32	$218	$33	$(159)	$(895)	$281	270

Income taxes on items above										39

Decrease to Net Earnings from Continuing Operations										$309

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Acquired in-process research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product lines and businesses	Other expense, net	Total
Year Ended December 31, 2007
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$139	$—	$—	$6	$145
Accelerated depreciation and asset impairment	102	8	—	—	—	—	—	—	110
Process standardization implementation costs	—	5	—	—	—	—	—	32	37

	102	13	—	—	139	—	—	38	292
Other:
Litigation settlement	—	—	—	—	—	14	—	—	14
Insurance recovery	—	—	—	—	—	—	—	(11)	(11)
Product liability	—	—	—	—	—	—	—	15	15
Upfront and milestone payments and acquired in-process research and development	—	—	162	230	—	—	—	—	392
ARS impairment charges	—	—	—	—	—	—	—	275	275
Downsizing and streamlining of worldwide operations	—	—	—	—	44	—	—	—	44
Accelerated depreciation, asset impairment and contract termination	77	—	—	—	—	—	—	23	100
Gain on sale of properties and product lines and businesses	—	—	—	—	—	—	(273)	(9)	(282)

	$179	$13	$162	$230	$183	$14	$(273)	$331	839

Income taxes on items above									(33)
Change in estimate for taxes on a prior year specified item									(39)

Decrease to Net Earnings from Continuing Operations									$767

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Gain on sale of product lines and businesses	Other expense, net	Total
Year Ended December 31, 2006
Litigation Matters:
Pharmaceutical pricing and sales litigation	$—	$—	$—	$—	$353	$—	$—	$353
Product liability	—	—	—	—	—	—	11	11
Claim for damages	—	—	—	—	—	—	13	13
Commercial litigations	—	—	—	—	(14)	—	—	(14)
Insurance recovery	—	—	—	—	(37)	—	—	(37)

	—	—	—	—	302	—	24	326
Other:
Debt retirement costs	—	—	—	—	—	—	220	220
Accelerated depreciation, asset impairment and contract termination	167	4	15	—	—	—	—	186
Upfront and milestone payments	—	—	70	—	—	—	—	70
Downsizing and streamlining of worldwide operations	—	—	—	59	—	—	—	59
Gain on sale of product lines and businesses	—	—	—	—	—	(200)	—	(200)

	$167	$4	$85	$59	$302	$ (200)	$244	661

Income taxes on items above								(149)
Change in estimate for taxes on prior year specified items								39

Decrease to Net Earnings from Continuing Operations								$551

The specified items presented above were reflected in the segment results as follows:

Dollars in Millions	2008		2007	2006
Pharmaceuticals	$673		$579	$208
Nutritionals	17		—	16

Total segments	690		579	224
Corporate/Other	(420	)(1)	260	437

Total	$270		$839	$661

(1)	Includes $895 million gain on sale of ImClone shares.

Earnings From Continuing Operations Before Income Taxes and Minority Interest

	Earnings From Continuing Operations Before Income Taxes and Minority Interest			% Change		% Segment Net Sales
Dollars in Millions	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
Pharmaceuticals	$4,988	$3,471	$2,569	44%	35%	28%	22%	19%
Nutritionals	830	708	696	17%	2%	29%	28%	30%

Total segments	5,818	4,179	3,265	39%	28%	28%	23%	20%
Corporate/Other	(347)	(993)	(1,180)	65%	16%

Total	$5,471	$3,186	$2,085	72%	53%	27%	18%	13%

Pharmaceuticals

Earnings increased in 2008 primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV and hepatitis portfolio and ORENCIA. The increase in segment income as a percentage of segment net sales in 2008 was primarily due to similar factors discussed in the analysis of consolidated expenses. A more favorable product sales mix, higher average selling prices and realized manufacturing savings from PTI contributed to a reduction of costs of products sold as a percentage of net sales. The results of PTI also contributed to a reduction of marketing, selling and administrative expense as a percentage of net sales.

Earnings increased in 2007 primarily due to increased PLAVIX* sales and strong sales growth of other key products. The increase in segment income as a percentage of segment net sales in 2007 was similar to the reasons discussed above although to a lesser extent as PTI was beginning in 2007.

Nutritionals

Earnings increased in 2008 primarily due to increased international net sales. The increase in segment income as a percentage of segment net sales in 2008 was primarily due to the growth rate in net sales exceeding the growth rate for marketing, selling and administrative expenses and research and development as well as a 2007 bad debt charge for a distributor insolvency. These factors were partially offset by higher dairy prices, advertising and promotion expenses and additional legal, accounting and consulting expenses incurred in preparation of the initial public offering.

Earnings increased in 2007 primarily due to growth of key products. The decrease in segment income as a percentage of segment net sales in 2007 was primarily due to higher dairy prices, unfavorable product mix and a bad debt charge for a distributor insolvency.

Corporate/Other

Earnings from continuing operations before income taxes and minority interest reported in Corporate/Other consists of:

Dollars in Millions	2008	2007	2006
Corporate administrative expense	$(532)	$(556)	$(558)
Stock-based compensation expense	(181)	(133)	(112)
Provision for restructuring, net	(218)	(183)	(59)
Litigation expense, net	(33)	(14)	(302)
Interest expense	(310)	(422)	(498)
Interest income	130	241	274
ARS impairment charge	(305)	(275)	—
Gain on sale of ImClone shares	895	—	—
Gain on sale of product lines and businesses	159	273	200
Gain/(loss) on debt buyback and termination of interest rate swap agreements	57	—	(220)
Other	(9)	76	95

Total Corporate/Other earnings from continuing operations before income taxes and minority interest	$(347)	$(993)	$(1,180)

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes and minority interest was 24.1% in 2008, compared with 21.4% in 2007 and 20.7% in 2006.

The increase in the 2008 effective tax rate from 2007 was primarily due to higher pre-tax income in the U.S., including the gain on sale of ImClone, and earnings mix in high tax jurisdictions in 2008. Partially off-setting these impacts were lower non-deductible charges in 2008 for acquired in-process research and development expenses and lower ARS impairment charges with little or no tax benefit. The tax rate in 2008 was favorably impacted by a benefit of $91 million of tax related to the final settlement of the 2002-2003 audit with the Internal Revenue Service.

The 2007 tax rate was unfavorably impacted by the impairment on the Company’s investment in certain ARS with little tax benefit and the non-deductible write-off of acquired in-process research and development expenses related to the acquisition of Adnexus, partially offset by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S foreign tax credits claimed. The effective tax rate for 2006 was unfavorably impacted by the elimination of tax benefits under Section 936 of the Internal Revenue Code, the treatment of provisions for a portion of certain litigation reserves as non-deductible, partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain intercompany transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions.

The Company has recognized significant deferred tax assets at December 31, 2008 related to U.S. Federal foreign tax credit carryforwards of approximately $451 million and U.S. Federal research and development tax credit carryforwards of approximately $271 million. The U.S. Federal charitable contribution carryforwards were fully utilized during 2008 due to gains related to the ConvaTec and Medical Imaging divestitures, while the foreign tax credit and research and development tax credit carryforwards expire in varying amounts beginning in 2014. The foreign tax credit and research and development tax credit carryforwards have been reduced due to derecognition under FIN No. 48. The ConvaTec and Medical Imaging divestitures have resulted in a significant reduction to the foreign tax credit and research and development tax credit carryforwards in 2008. The realization of the foreign tax credit and research and development tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

Minority Interest

Minority interest is primarily related to the Company’s partnership with Sanofi for the territory covering the Americas related to PLAVIX* sales. Increases of minority interest correspond to the increased sales of PLAVIX*.

Dollars in Millions	2008	2007	2006
Sanofi partnership	$1,444	$1,106	$609
Others	24	26	19

Minority interest, pre-tax	1,468	1,132	628
Income taxes	472	369	188

Minority interest, net of taxes	$996	$763	$440

Financial Position, Liquidity and Capital Resources

The Company continues to maintain a sufficient level of working capital, which was approximately $8.1 billion at December 31, 2008 and $1.7 billion at December 31, 2007. In 2008 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working capital items and borrowings are expected to fund near-term operations outside the U.S.

In December 2006, the Company obtained a $2.0 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2008.

On February 17, 2009, Mead Johnson entered into a three year syndicated revolving credit facility agreement. The credit facility is unsecured and provides for borrowings and letters of credit up to $410 million.

Net Financial Assets

Net financial asset position at December 31 was as follows:

Dollars in Millions	2008	2007
Financial assets:
Cash and cash equivalents	$7,976	$1,801
Marketable securities-current	289	424

Total financial assets	8,265	2,225

Debt:
Short-term borrowings, including current portion of long-term debt	154	1,891
Long-term debt	6,585	4,381

Total debt	6,739	6,272

Net cash/(debt)	$1,526	$(4,047)

Net Cash/(Debt)

Net cash/(debt) position at December 31, 2008 improved due to proceeds of $4.6 billion from the divestiture of the ConvaTec and Medical Imaging businesses and proceeds of $1.0 billion from the sale of our ImClone shares. Cash generated from operating activities of $3.7 billion was more than adequate to fund dividend payments of $2.5 billion as well as capital expenditure payments of $941 million.

Investments

The following table summarizes the Company’s carrying value and related unrealized (loss)/gain position of its current and non-current marketable securities, which include U.S. dollar-denominated floating rate securities (FRS) and ARS, both of which are accounted for as “available for sale” debt securities. See “Item 8. Financial Statements—Note 11. Cash, Cash Equivalents and Marketable Securities,” for further discussion on the Company FRS and ARS portfolio including the related cost basis and fair value for each investment.

	December 31, 2008		December 31, 2007
	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI
Dollars in Millions
Current:
Available for sale
Floating rate securities	$109	$(6)	$337	$(25)
U.S. Treasury Bills	180	1	—	—
Other	—	—	87	—

Total current	$289	$(5)	$424	$(25)

Non-current:
Available for sale
Auction rate securities	$94	$—	$419	$(117)
Floating rate securities	94	(45)	—	—

Total non-current	$188	$(45)	$419	$(117)

During 2008, the Company received $108 million of principal at par primarily on a FRS that matured in March 2008 and temporarily reduced the carrying value of the remaining FRS by $26 million to $203 million as an unrealized loss in accumulated other comprehensive income (OCI). In addition, during 2008 the Company reclassified $94 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current other assets due to liquidity concerns and the continued uncertainty in the capital markets.

During 2008, the Company received $118 million primarily in connection with the sale of ARS with a carrying value of $137 million, resulting in a loss of $19 million. In addition, a $305 million other-than-temporary impairment charge was recognized, including $117 million that was previously determined to be temporary at December 31, 2007. The 2008 impairment charge was required after an analysis of other-than-temporary impairment factors, including the severity and duration of the decline in value, future prospects of the issuer and the Company’s ability and intent to hold the securities to recovery. The ARS sold were securities generally backed by sub-prime mortgages, collateralized debt obligations and structured credit. The ARS remaining at December 31, 2008 represents interests in insurance securitizations and to a lesser extent, structured credit.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including FRS and ARS), the Company may incur additional impairments to its investment portfolio, which could negatively affect the Company’s financial condition and reported earnings. The Company believes that, based on the Company’s current level of cash, cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

Credit Ratings

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

Working Capital

The following is a discussion of working capital:

	December 31,
Dollars in Millions	2008	2007
Working capital	$8,053	$1,704

The increase in working capital of $6.3 billion from December 31, 2007 to December 31, 2008 was impacted by:

•	Proceeds from the sale of the ConvaTec business ($4.1 billion);

•	Proceeds from the sale of our ImClone shares ($1.0 billion); and

•	Proceeds from issuance of 6.125% Notes due 2038 ($1.0 billion) and 5.45% Notes due 2018 ($600 million).

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
Cash flow provided by/(used in):
Operating activities	$3,707	$3,153	$2,083
Investing activities	5,079	(202)	206
Financing activities	(2,582)	(3,213)	(3,351)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements related to all activities of the Company other than to investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for:

•	Non-cash operating items such as depreciation and amortization; impairment charges; stock-based compensation charges;

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of product lines and businesses; and

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

The Company’s operating cash flow has grown consistently throughout the three years ended December 31, 2008 as the increases in net income, attributed to reasons noted throughout this MD&A, continue to directly impact operating cash flows. This is evident as the net income adjusted for non-cash operating items as well as gains and losses attributed to investing and financing activities amounted to $3.6 billion in 2008, $3.2 billion in 2007 and $2.5 billion in 2006. These amounts exclude the changes in operating assets and liabilities, discussed below.

The net impact of the changes in operating assets and liabilities, which are discussed in more detail below, include the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities. The Company continues to maximize its operating cash flows with its recently announced working capital initiative designed to continue to improve those working capital items that are most directly affected by changes in sales volume, such as accounts receivable, inventories and accounts payable.

In 2008, changes in operating assets resulted in a net cash inflow of $117 million which was impacted by:

•

Cash inflows from income tax payable/receivable ($371 million) which includes the impact of the receipt of a $432 million tax refund, including interest, related to a prior year foreign tax credit carryback claim;

•	Cash inflows from accounts payables ($253 million) which are primarily attributed to the timing of vendor and alliance payments;

•

Cash inflows from inventory ($130 million) which is primarily attributed to the utilization of inventories which were built up in the prior year for new product launches and strategic builds for existing products launches including for new indications of ABILIFY*;

•	Cash inflows from deferred income ($61 million) which are primarily due to receipt of upfront and milestone payments from alliance partners;

•

Cash outflows from other operating assets and liabilities ($333 million) which are primarily due to net litigation related payments made in the current period ($190 million) attributed to the settlement of certain pricing and sales litigation accrued in prior periods; pension funding in excess of current year expense ($120 million); and increase in non-current inventory ($112 million); and

•	Cash outflows from accounts receivables ($365 million) which are attributed to increased sales.

In 2007, changes in operating assets resulted in a net cash outflow of $7 million which was impacted by:

•	Cash outflows from accounts receivable ($519 million) which are primarily attributed to increased sales;

•

Cash outflows from U.S and foreign income taxes payable ($199 million) which are primarily attributed to tax payments which included settlement payments associated with various tax issues for the 2002-2003 IRS audit;

•	Cash inflows from deferred income ($454 million) which are primarily due to receipt of upfront and milestone payments from alliance partners including Pfizer and AstraZeneca;

•

Cash inflows from other operating assets and liabilities ($170 million) which are primarily due to increases in accrued royalties attributed to increased PLAVIX* sales; and increases in accrued salaries and bonuses due to the timing of payments; partially offset by cash outflows primarily related to litigation related payments ($318 million) for the settlement of pricing and sales litigation accrued in prior periods; and

•	Cash inflows from accounts payables ($141 million) which include the impact of increased purchases of raw materials for planned inventory buildup.

In 2006, changes in operating assets resulted in a net cash outflow of $464 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($573 million) which are primarily due to the pay down of accrued rebates and returns primarily resulting from exclusivity loss of PRAVACHOL, volume erosion on highly rebated PARAPLATIN and TAXOL and lower PLAVIX* volumes; and reduced royalties from lower PLAVIX* sales; Additions in the litigation settlement accrual related to the pricing and sales litigation settlements are primarily offset by net litigation related payments related to other matters accrued in prior years ($272 million);

•

Cash outflows from accounts payable ($349 million) which are primarily due to lower purchases of PRAVACHOL raw materials, due to the loss of PRAVACHOL exclusivity and a significant reduction of payables in early 2006 resulting from lower payment of invoices in December 2005; and

•	Cash inflows from accounts receivables ($444 million) are primarily due to lower PLAVIX* sales and the loss of exclusivity of PRAVACHOL.

Investing Activities

Net cash provided by investing activities was $5.1 billion in 2008 and included:

•	Proceeds from the divestiture of ConvaTec ($4.1 billion); Medical Imaging ($483 million); and mature brands business in Egypt ($209 million);

•	Proceeds from the tendering of the Company’s shares in ImClone ($1.0 billion);

•	Proceeds from the sale and leaseback of the Paris, France facility ($227 million);

•	Capital expenditures ($941 million) which included expenditures associated with the construction of the Company’s biologic facility in Devens, Massachusetts; and

•	Acquisition of Kosan ($191 million).

Net cash used in investing activities was $202 million in 2007 and included:

•	Capital expenditures ($843 million);

•	Acquisition of Adnexus ($432 million);

•	Net proceeds from the sale of marketable securities ($756 million); and

•	Proceeds from the sales of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries and U.S. dermatology products ($273 million).

Net cash provided by investing activities was $206 million in 2006 and included:

•	Net proceeds from the sale of marketable securities ($762 million);

•	Proceeds from the disposal of properties in connection with sale and lease back of administrative facilities in New Jersey ($281 million);

•	Proceeds from the sale of various product assets primarily from the sale of several assets related to DOVONEX ($226 million);

•	Capital expenditures ($785 million); and

•	Milestone payments primarily related to ImClone ($280 million).

Financing Activities

Net cash used in financing activities was $2.6 billion in 2008 and included:

•	Dividend payments ($2.5 billion);

•	Redemption of Floating Rate Convertible Senior Debentures due 2023 ($1.2 billion);

•	Repayment of 4.00% Notes due August 2008 ($400 million) and 1.10% Yen Notes due 2008 ($117 million);

•	Repurchase of some of the Company’s Notes ($228 million);

•	Net proceeds from the issuance of 5.45% Notes due 2018 ($600 million) and 6.125% Notes due 2038 ($1.0 billion);

•	Net proceeds from the termination of interest rate swap agreements ($211 million); and

•	Net proceeds from stock option exercises in 2008 ($5 million) reflects the exercise of fewer stock options in 2008 due to the decrease in the average stock price when compared to the prior periods.

Net cash used in financing activities was $3.2 billion in 2007 and included:

•	Dividend payments ($2.2 billion);

•	Repayment of the floating rate bank facility ($1.3 billion); and

•	Proceeds from the exercise of stock options ($333 million).

Net cash used in financing activities was $3.4 billion in 2006 and included:

•	Debt payments associated with the early retirement of 5.75% Notes due 2011 ($2.5 billion) and floating rate bank facility ($1.2 billion);

•	Dividend payments ($2.2 billion); and

•	Proceeds from the issuance of 5.87% Notes due 2036 ($1.3 billion), and Euro Notes ($1.3 billion).

Dividends declared per common share were $1.24 for 2008, $1.15 for 2007 and $1.12 for 2006. In December 2008, the Company declared a quarterly dividend of $0.31 per common share and indicated a dividend for the full year 2009 of $1.24 per share. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

Contractual Obligations

Payments due by period for the Company’s contractual obligations at December 31, 2008 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2009	2010	2011	2012	2013	Later Years
Short-term borrowings	$154	$154	$—	$—	$—	$—	$—
Long-term debt (1)	5,737	—	45	—	—	647	5,045
Interest on long-term debt(2)	6,360	246	251	271	278	272	5,042
Operating leases	674	136	110	93	79	73	183
Purchase obligations	2,907	621	409	401	406	411	659
Stand-by letters of credit/performance guarantees	168	96	33	11	15	3	10
Uncertain tax positions(3)	120	120	—	—	—	—	—
Other long-term liabilities(4)	381	—	120	57	34	25	145

Total(5)	$16,501	$1,373	$968	$833	$812	$1,431	$11,084

(1)

The current portion of long-term debt obligations is included in short-term borrowings on the Company’s consolidated balance sheet at December 31, 2008 and all balances approximate the outstanding nominal long-term debt values.

(2)

Includes estimated future interest payments on our short-term and long-term debt. Also includes accrued interest payable recorded on our consolidated balance sheets, which consists primarily of the accrual of interest on short-term and long-term debt as well as the accrual of periodic cash settlements of derivatives, netted by counterparty.

(3)	Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above.
(4)	Does not include minority interest of $33 million.
(5)

The table above excludes future contributions by the Company to its pension, postretirement and postemployment benefit plans. Required contributions are contingent upon numerous factors including minimum regulatory funding requirements and the funded status of each plan. Due to the uncertainty of such future obligations, they are excluded from the table. Contributions for both U.S. and international plans are expected to be up to $690 million in 2009. See “Item 8. Financial Statements—Note 24 Pension, Postretirement and Postemployment Benefits” for further detail.

In addition to the above, the Company has committed to make approximately $3.0 billion potential future research and development milestone payments to third parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on the Company’s consolidated balance sheets.

For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 18. Short-Term Borrowings and Long-Term Debt,” “—Note 21. Financial Instruments,” “—Note 23. Leases,” and “—Note 24. Pension, Postretirement and Postemployment Liabilities.”

SEC Consent Order

As previously disclosed, on August 4, 2004, the Company entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.

Under the terms of the Consent, the Company agreed, subject to certain defined exceptions, to limit sales of all products sold to its direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. The Company also agreed in the Consent to certain measures that it has implemented including: (a) establishing a formal review and certification process of its annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer the Company’s accounting and financial reporting processes; (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that the Company’s budget process gives appropriate weight to inputs that come from the bottom to the top, and not just from the top to the bottom, and adequately documenting that process.

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

The Company maintains Inventory Management Agreements (IMAs) with most of its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. Pharmaceutical products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. Pharmaceuticals products in 2008, 2007 and 2006. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. Pharmaceutical business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s Pharmaceutical business outside of the U.S. and Nutritionals business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Recently Issued Accounting Standards

In 2008, the following new accounting pronouncements, critical to the Company’s financial statements, discussed in “Item 8. Financial Statements—Note 1. Accounting Policies—Recently Issued Accounting Standards”, have been considered and evaluated for required application and their impact:

•	EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

•	SFAS No. 157, Fair Value Measurements

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

•	EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

•	SFAS No. 141(R), Business Combinations

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

Managed health care rebates and other contract discounts

The Company offers rebates and discounts to managed health care organizations in the U.S. which manage prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit in addition to their commercial plans, as well as globally to other contract counterparties such as hospitals and group purchasing organizations. In addition, the Company pays rebates under U.S. Department of Defense TRICARE Retail Pharmacy Refund Program. The Company accounts for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to the Company’s estimate of managed health care rebates and other contract discounts attributable to a sale. The Company determines its estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. The Company considers the sales performance of products subject to managed health care rebates and other contract discounts and levels of inventory in the distribution channel and adjusts the accrual periodically throughout each quarter to reflect actual experience.

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

Sales returns

The Company accounts for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to the Company’s estimate of sales recorded for which the related products are expected to be returned. The provision for sales returns was $228 million in 2008, $155 million in 2007 and $224 million in 2006, which approximates 1% of gross sales for each of the three years.

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

Other adjustments

In addition to the gross-to-net sales adjustments described above, the Company makes other gross-to-net sales adjustments. For example, the Company offers sales discounts, most significantly in its non-U.S. businesses, and also offers consumer coupons and rebates, most significantly in its U.S. Nutritionals and Pharmaceuticals businesses. In addition, in a number of countries outside the U.S., including certain major European countries, the Company provides rebates to government entities. The Company generally accounts for these other gross-to-net adjustments by establishing an accrual in an amount equal to the Company’s estimate of the adjustments attributable to a sale. The Company generally determines its estimates of the accruals for these other gross-to-net sales adjustments primarily based on historical experience, performance on commitments to government entities and other relevant factors, including estimated levels of inventory in the distribution channel, and adjusts the accruals periodically throughout each quarter to reflect actual experience.

Use of information from external sources

The Company uses information from external sources to estimate its gross-to-net sales adjustments. The Company’s estimates of inventory at the wholesalers are based on the projected prescription demand-based sales for its products and historical inventory experience, as well as the Company’s analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and the Company’s internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. The Company receives information from IMS, a supplier of market research to the pharmaceutical industry, which it uses to project the prescription demand-based sales for many of its U.S. Pharmaceutical products. In 2007, IMS refined and improved its NGPS projection methodology and fully rolled out NGPS Version 2.0 of the National Prescription Audit to all subscribers, which resulted in newly revised volume estimates for historic time periods. Therefore, since the first quarter of 2007, the Company has used the new IMS standard NGPS Version 2.0 projection methodology and has applied NGPS Version 2.0 data for reporting prescription growth and market shares to all periods presented in the Annual Report on Form 10-K. The Company has also continued the practice of combining retail and mail prescription volume on a retail-equivalent basis. The Company uses this methodology for its internal demand forecasts. The Company also uses information from external sources to identify prescription trends, patient demand and average selling prices. The Company’s estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which the Company receives third-party information.

Retirement Benefits

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations. Management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates, and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect projected benefit obligations and future cash funding.

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), in the year ended December 31, 2006 and the adoption of this accounting pronouncement resulted in a $1.1 billion reduction of accumulated other comprehensive income in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s results of operations or cash flows.

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

The U.S. plans’ pension expense for 2008 was determined using a 6.75% assumed discount rate and a 3.56% assumed rate of compensation increase. The present value of benefit obligations at December 31, 2008 for the U.S. plans was determined using a 6.5% assumed discount rate and a 3.56% assumed rate of compensation increase. If the assumed discount rate used in determining the U.S. plans’ pension expense for 2008 had been reduced by 0.25%, such expense would have increased by approximately $17 million. If the assumed rate of compensation increase used in determining the U.S. plans’ pension expense for 2008 had been reduced by 0.25%, such expense would have decreased by approximately $9 million. If the assumed discount rate used in determining the projected benefit obligation at December 31, 2008 had been reduced by 0.25%, the projected benefit obligation would have increased by $126 million.

In determining the expected long-term rate of return on plan assets, the Company estimates returns for individual asset classes with input from external advisors. The Company also considers long-term historical returns including actual performance compared to benchmarks for similar investments.

The U.S. plans’ pension expense for 2008 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2008 had been reduced by 1%, such expense would have increased by $43 million.

For a more detailed discussion on retirement benefits, see “Item 8. Financial Statements—Note 24. Pension, Postretirement and Postemployment Liabilities.”

Acquisitions

The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired IPRD are expensed at the date of acquisition.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, including IPRD, we typically use the “income method.” This method starts with our forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the amount and timing of projected costs to develop the IPRD into commercially viable products; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. For example, the useful life of the right associated with a pharmaceutical product’s exclusive patent will be finite and will result in amortization expense being recognized in the results of operations over a determinable period.

For a more detailed discussion on acquired in-process research and development, see “Item 8. Financial Statements—Note 1. Accounting Policies—Acquired In-Process Research and Development.”

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

Goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. All other long-lived assets are tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the asset. Such assets are deemed to be impaired if their net book value exceeds their estimated fair value.

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.

Impairment charges of long-lived assets were $63 million in 2008, $104 million in 2007 and $120 million in 2006. For discussions on impairment of long-lived assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Impairment of Long-Lived Assets” and “—Goodwill and Other Intangible Assets.”

Equity Investments

The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. The Company’s previous investment in ImClone was subject to this accounting. For a discussion of the Company’s investment in ImClone, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

For discussions on equity investments, see “Item 8. Financial Statements—Note 1. Accounting Policies—Investments” and “—Note 2. Alliances and Collaborations.”

Marketable Securities

The Company’s marketable securities at December 31, 2008 consisted of U.S. Treasury Bills, FRS and ARS.

Due to the lack of availability of observable market quotes on the Company’s investment portfolio of FRS and ARS, the Company utilizes valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

A considerable amount of judgment and estimation is applied in the valuation of FRS and ARS. In addition, the Company also applies judgment in determining whether the marketable securities are other-than-temporarily impaired. The Company typically considers the severity and duration of the decline, future prospects of the issuer and the Company’s ability and intent to hold the security to recovery.

Other-than-temporary impairment charges related to ARS were $305 million and $275 million in 2008 and 2007, respectively. The carrying value of ARS was $94 million at December 31, 2008.

The credit and capital markets have continued to deteriorate in 2009. If uncertainties in these markets continue, these markets deteriorate further or the Company experiences any additional ratings downgrades on any investments in its portfolio (including on ARS), the Company may incur additional impairment charges.

For discussions on marketable securities, FRS and ARS, see “Item 8. Financial Statements—Note 10. Fair Value Measurement” and “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Restructuring

To streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring charges. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates. Adjustments to reflect changes in estimates for restructuring actions taken in prior periods resulted in an increase of $1 million in 2008, and a reduction of $6 million in 2007 and $14 million in 2006.

For discussions on restructuring, see “Item 8. Financial Statements—Note 1. Accounting Policies—Restructuring” and “—Note 3. Restructuring.”

Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These estimates are subject to uncertainties that are difficult to predict and, as such, actual results could vary from these estimates.

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies,” “—Note 9. Income Taxes” and “—Note 25. Legal Proceedings and Contingencies.”

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. The Company had net deferred tax assets of $2.8 billion and $3.5 billion at December 31, 2008 and 2007, respectively, net of valuation allowances of $1.8 billion and $2.0 billion.

The Company recognized significant deferred tax assets at December 31, 2008 related to U.S. Federal foreign tax credit carryforwards of $451 million and U.S. Federal research and development tax credit carryforwards of $271 million. The realization of these tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

The Company establishes liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known.

For discussions on income taxes, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 9. Income Taxes.”

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

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and to a lesser extent natural gas pricing. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company’s primary net foreign currency translation exposures are the euro, Japanese yen, Canadian dollar, Chinese renminbi, and Mexican peso. To manage these exposures, the Company utilizes foreign currency contracts, which are subject to cash flow hedge accounting treatment. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

The Company also uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed-to-floating rate interest swaps, which are subject to fair-value hedge accounting treatment. In addition, all of the Company’s financial instruments, including derivatives, are subject to counterparty credit risk which the Company considers as part of the overall fair value measurement. Derivative financial instruments are not used for speculative purposes.

Foreign Exchange Risk

A significant portion of the Company’s revenues and earnings is exposed to changes in foreign currency rates. In addition, the Company is exposed to foreign exchange transaction risk that arises from non-functional currency denominated assets and liabilities. In order to manage this risk, the Company uses foreign exchange forward contracts to offset its exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in other expense, net, as they occur. In addition, the Company utilizes foreign currency contracts to manage foreign exchange risk that primarily arises from certain intercompany transactions and designates these derivative instruments as foreign currency cash flow hedges when appropriate.

The notional amounts of the Company’s foreign exchange derivative contracts were $1.2 billion and $1.7 billion at December 31, 2008 and 2007, respectively. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in accumulated OCI and then recognized in earnings when the hedged item affects earnings. The Company estimates that a 10% appreciation or depreciation in the underlying currencies being hedged from their levels against the U.S. dollar at December 31, 2008, with all other variables held constant, would decrease by $119 million or increase by $109 million, respectively, the fair value of foreign exchange forward contracts held at December 31, 2008.

The Company is also exposed to translation risk on its non-U.S. dollar-denominated net assets. In order to manage this risk the Company uses non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation component of accumulated OCI.

For additional information, see “Item 8. Financial Statements—Note 21. Financial Instruments.”

Interest Rate Risk

The Company uses interest rate swaps as part of its interest rate risk management strategy. The interest rate swaps used are principally fixed-to-floating rate swaps, which are designated as fair-value hedges. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires interest rate swaps that qualify for fair-value hedge accounting, as well as the underlying debt, to be reported at fair value. As such, the swaps and the underlying debt have been revalued resulting in a $647 million increase to non-current other assets and long-term debt at December 31, 2008. Swaps are generally held to maturity and intended to create an appropriate balance of fixed and floating rate debt for the Company. The Company estimates that an increase or decrease of 100 basis points in short-term or long-term interest rates would decrease or increase the fair value of the Company’s interest rate swaps by $455 million, excluding the effects of counterparty credit risk.

For additional information, see “Item 8. Financial Statements—Note 10. Fair Value Measurements,” “—Note 11. Cash, Cash Equivalents and Marketable Securities,” “—Note 18. Short-Term Borrowings and Long-Term Debt” and “—Note 21. Financial Instruments.”

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2008	2007	2006
EARNINGS
Net Sales	$20,597	$18,193	$16,208

Costs of products sold	6,396	5,868	5,420
Marketing, selling and administrative	4,792	4,516	4,469
Advertising and product promotion	1,550	1,415	1,304
Research and development	3,585	3,227	2,951
Acquired in-process research and development	32	230	—
Provision for restructuring, net	218	183	59
Litigation expense, net	33	14	302
Gain on sale of product lines and businesses	(159)	(273)	(200)
Equity in net income of affiliates	(617)	(524)	(474)
Gain on sale of ImClone shares	(895)	—	—
Other expense, net	191	351	292

Total Expenses, net	15,126	15,007	14,123

Earnings from Continuing Operations Before Income Taxes and Minority Interest	5,471	3,186	2,085
Provision for income taxes	1,320	682	431
Minority interest, net of taxes	996	763	440

Net Earnings from Continuing Operations	3,155	1,741	1,214

Discontinued Operations:
Earnings, net of taxes	113	424	371
Gain on Disposal, net of taxes	1,979	—	—

	2,092	424	371

Net Earnings	$5,247	$2,165	$1,585

Earnings per Common Share
Basic:
Net Earnings from Continuing Operations	$1.60	$0.88	$0.62
Discontinued Operations:
Earnings, net of taxes	0.05	0.22	0.19
Gain on Disposal, net of taxes	1.00	—	—

Net Earnings per Common Share	$2.65	$1.10	$0.81

Diluted:
Net Earnings from Continuing Operations	$1.59	$0.88	$0.62
Discontinued Operations:
Earnings, net of taxes	0.05	0.21	0.19
Gain on Disposal, net of taxes	0.99	—	—

Net Earnings per Common Share	$2.63	$1.09	$0.81

Average Common Shares Outstanding:
Basic	1,977	1,970	1,960
Diluted	2,001	1,980	1,963
Dividends declared per common share	$1.24	$1.15	$1.12

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME AND RETAINED EARNINGS

Dollars in Millions

	Year Ended December 31,
	2008	2007	2006
COMPREHENSIVE INCOME

Net Earnings	$5,247	$2,165	$1,585

Other Comprehensive Income/(Loss):
Foreign currency translation	(123)	240	159
Foreign currency translation reclassified to net earnings due to business divestitures	(12)	—	—
Foreign currency translation on hedge of a net investment	36	(141)	(30)
Derivatives qualifying as cash flow hedges, net of tax of $3 in 2008, $24 in 2007 and $32 in 2006	9	(56)	(73)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of tax of $23 in 2008, $15 in 2007 and $22 in 2006	42	42	34
Minimum pension liability adjustment, net of tax of $44 in 2006	—	—	82
Pension and postretirement benefits, net of tax of $697 in 2008 and $52 in 2007	(1,387)	130	—
Pension and postretirement benefits reclassified to net earnings, net of tax of $50 in 2008 and $50 in 2007	102	108	—
Available for sale securities, net of tax of $0 in 2008, $19 in 2007 and $6 in 2006	(37)	(139)	12
Available for sale securities reclassified to net earnings, net of tax of $6 in 2008	112	—	—

Total Other Comprehensive (Loss)/Income	(1,258)	184	184

Comprehensive Income	$3,989	$2,349	$1,769

RETAINED EARNINGS

Retained Earnings at January 1	$19,762	$19,845	$20,464
Cumulative effect of adoption of FIN No. 48	—	27	—
Net earnings	5,247	2,165	1,585
Cash dividends declared	(2,460)	(2,275)	(2,204)

Retained Earnings at December 31	$22,549	$19,762	$19,845

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$7,976	$1,801
Marketable securities	289	424
Receivables, net of allowances of $128 and $180	3,710	3,994
Inventories, net	1,765	2,162
Deferred income taxes, net of valuation allowances	703	851
Prepaid expenses	320	310
Assets held for sale	—	560

Total Current Assets	14,763	10,102

Property, plant and equipment, net	5,405	5,650
Goodwill	4,827	4,998
Other intangible assets, net	1,151	1,330
Deferred income taxes, net of valuation allowances	2,137	2,716
Other assets	1,269	1,130

Total Assets	$29,552	$25,926

LIABILITIES

Current Liabilities:
Short-term borrowings	$154	$1,891
Accounts payable	1,535	1,442
Accrued expenses	2,936	2,951
Deferred income	277	201
Accrued rebates and returns	806	763
U.S. and foreign income taxes payable	347	296
Dividends payable	617	614
Accrued litigation liabilities	38	205
Liabilities related to assets held for sale	—	35

Total Current Liabilities	6,710	8,398

Pension, postretirement, and postemployment liabilities	2,285	782
Deferred income	791	714
U.S. and foreign income taxes payable	466	537
Other liabilities	474	552
Long-term debt	6,585	4,381

Total Liabilities	17,311	15,364

Commitments and contingencies (Note 25)

STOCKHOLDERS’ EQUITY

Preferred stock, $2 convertible series, par value of $1 per share: Authorized 10 million shares; issued and outstanding 5,668 in 2008 and 5,815 in 2007, liquidation value of $50 per share	$—	$—
Common stock, par value of $.10 per share: Authorized 4.5 billion shares; 2.2 billion issued and outstanding in both 2008 and 2007	220	220
Capital in excess of par value of stock	2,828	2,722
Restricted stock	(71)	(97)
Accumulated other comprehensive loss	(2,719)	(1,461)
Retained earnings	22,549	19,762

	22,807	21,146
Less cost of treasury stock — 226 million common shares in 2008 and 2007	(10,566)	(10,584)

Total Stockholders’ Equity	12,241	10,562

Total Liabilities and Stockholders’ Equity	$29,552	$25,926

The accompanying notes are an integral part of these financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net earnings	$5,247	$2,165	$1,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	562	542	564
Amortization	254	350	363
Deferred income tax expense/(benefits)	1,430	(416)	(236)
Stock-based compensation expense	181	133	112
Acquired in-process research and development	32	230	—
Impairment charges	349	379	120
Gain on sale of product lines and businesses	(3,570)	(273)	(207)
(Gain)/loss on debt buyback/restructuring and interest rate swap termination	(57)	—	220
Loss on sale of property, plant and equipment	36	51	33
Gain on sale of ImClone and other investments	(874)	(1)	(7)
Changes in operating assets and liabilities:
Receivables	(365)	(519)	444
Inventories	130	(54)	78
Deferred income	61	454	27
Accounts payable	253	141	(349)
U.S. and foreign income taxes receivable/payable	371	(199)	(91)
Changes in other operating assets and liabilities	(333)	170	(573)

Net Cash Provided by Operating Activities	3,707	3,153	2,083

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	560	20,634	31,479
Purchases of marketable securities	(422)	(19,878)	(30,717)
Additions to property, plant and equipment and capitalized software	(941)	(843)	(785)
Proceeds from sale of property, plant and equipment and investment in other companies	83	44	2
Proceeds from sale of product lines and businesses	4,756	273	226
Proceeds from sale and leaseback of properties	227	—	281
Milestone payments for intangible assets	—	—	(280)
Purchase of businesses, net of cash acquired	(191)	(432)	—
Proceeds from sale of ImClone shares	1,007	—	—

Net Cash Provided by/(Used in) Investing Activities	5,079	(202)	206

Cash Flows From Financing Activities:
Short-term (repayments)/borrowings	(1,688)	(33)	30
Long-term debt borrowings	1,580	—	2,506
Long-term debt repayments	(229)	(1,300)	(3,796)
Interest rate swap termination	211	—	(62)
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	5	333	170
Dividends paid	(2,461)	(2,213)	(2,199)

Net Cash Used in Financing Activities	(2,582)	(3,213)	(3,351)

Effect of Exchange Rates on Cash and Cash Equivalents	(29)	45	30

Increase/(Decrease) in Cash and Cash Equivalents	6,175	(217)	(1,032)
Cash and Cash Equivalents at Beginning of Period	1,801	2,018	3,050

Cash and Cash Equivalents at End of Period	$7,976	$1,801	$2,018

The consolidated statements of cash flows include the activities of the discontinued operations.

The accompanying notes are an integral part of these financial statements.

Note 1 ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements, prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP), include the accounts of Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company has entered into codevelopment, cocommercialization and license arrangements with other parties for various therapeutic areas with terms including upfront and contingent payments. All such arrangements with other parties were not determined to be with variable interest entities under the requirements of FIN No. 46(R), Consolidation of Variable Interest Entities, primarily due to the Company not providing more than 50% subordinated financial support. As a result, the Company does not consolidate the financial results of any of these parties.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Among other changes, during 2008 the Company reclassified certain receivables on sale of products to alliance partners. The new presentation also changed the previously reported line items within the consolidated statements of cash flows, however, the new presentation did not change net cash provided by operating activities. See “—Note 12. Receivables, Net.”

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, tax assets and tax liabilities, stock-based compensation expense, retirement and postretirement benefits (including the actuarial assumptions), financial instruments with no observable market quotes, as well as in estimates used in applying the revenue recognition policy. Actual results may or may not differ from estimated results.

Revenue Recognition

The Company recognizes revenue when title and substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at time of shipment. However, in the case of certain sales made by the Nutritionals business and certain non-U.S. businesses within the Pharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser, see “—Note 2. Alliances and Collaborations” for further discussion of revenue recognition related to alliances. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

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

Note 1 ACCOUNTING POLICIES (Continued)

Sales Rebate and Return Accruals

Sales rebate and return accruals are established in the same period the related revenue is recognized, resulting in a reduction to sales and the establishment of a liability, which is included in accrued rebates and returns. An accrual is recorded based on an estimate of the proportion of recorded revenue that will result in a rebate or return. Prime vendor charge-back accruals and cash discounts, established in a similar manner, are recorded as a reduction to accounts receivable. The accrued liabilities and reductions to the trade receivables are as follows:

	December 31,
Dollars in Millions	2008	2007
Medicaid rebates	$133	$125
Women, Infants and Children (WIC) rebates	195	198
Sales returns	209	178
Managed health care rebates and other contract discounts	154	134
Prime vendor charge-backs	45	70
Cash discounts	31	24
Other adjustments	115	128

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

Cash and Cash Equivalents

Cash and cash equivalents consist of U.S. Treasury backed securities, bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies which are subject to currency rate risk.

Marketable Securities

The Company determined the appropriate classification of all marketable securities was “available for sale” at the time of purchase. As such, all of the Company’s investments in marketable securities were reported at fair value at December 31, 2008 and 2007. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other than temporary are charged to earnings and those that are considered temporary are reported as a component of accumulated other comprehensive income (OCI) in stockholders’ equity. The Company uses the average cost method of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities. Realized gains and losses are included in other expense, net.

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

Note 1 ACCOUNTING POLICIES (Continued)

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

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from three to 10 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software, net of accumulated amortization, included in other intangible assets, net was $295 million and $248 million at December 31, 2008 and 2007, respectively. Amortization expense was $84 million in 2008, $116 million in 2007 and $124 million in 2006.

Investments

The Company accounts for 50% or less-owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statements of earnings. Losses are recognized in other expense, net when a decline in market value is deemed to be other than temporary. The Company reviews its equity investments for impairment based on its determination of whether the decline in market value of the investment below the Company’s carrying value is other than temporary. In making this determination, the Company considers factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Acquisitions

The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. Acquired businesses are accounted for using the purchase method of accounting, which requires that the assets acquired and the liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development (IPRD) are expensed at the date of acquisition. Goodwill is not recognized when acquired net assets do not constitute a business.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Pharmaceutical segment includes four separate reporting units based on geography. The Nutritionals segment consists of one reporting unit. The Company completed its annual goodwill impairment assessment in the first quarter of 2008 and monitored for any potential impairment in the remaining quarters of 2008, none of which indicated an impairment of goodwill.

Other intangible assets, net, consisting of patents/trademarks, licenses, technology and capitalized software, are amortized on a straight-line basis over their useful lives, ranging from two to 17 years. Such intangible assets are deemed to be impaired if their net carrying value exceeds their estimated fair value.

Restructuring

The Company has recognized restructuring charges in connection with activities that streamline operations and rationalize manufacturing facilities. As a result, the Company has made estimates and judgments regarding its future plans, including future termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results may vary from these estimates.

Note 1 ACCOUNTING POLICIES (Continued)

Product Liability

Accruals for product liability (including associated legal costs) are recorded on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recorded, on an undiscounted basis, when it is probable that a recovery will be realized and are classified as a reduction of litigation expense, net in the consolidated statements of earnings.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company does not recognize gain contingencies until realized. For a discussion of contingencies, see “—Note 25. Legal Proceedings and Contingencies.”

Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the consolidated statements of earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are subsequently recognized in the consolidated statements of earnings when the hedged item affects earnings; cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options, the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company immediately recognizes the gain or loss on the designated hedging financial instruments in the consolidated statements of earnings.

Shipping and Handling Costs

The Company typically does not charge customers for shipping and handling costs. Therefore, shipping and handling costs are included in marketing, selling and administrative expenses and were $242 million in 2008, $226 million in 2007 and $211 million in 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $570 million in 2008, $503 million in 2007 and $472 million in 2006.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities for those assets and liabilities previously not carried at fair value. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The implementation of SFAS No. 157 for non-financial assets and liabilities is effective January 1, 2009. The Company’s adoption of SFAS No. 157 relating to financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 157 with respect to non-financial assets and liabilities in the future is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using

Note 1 ACCOUNTING POLICIES (Continued)

derivative instruments be disclosed in terms of the underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company provided the required disclosures in the December 31, 2008 consolidated financial statements.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This EITF is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. This accounting pronouncement will not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. This FASB also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The FASB also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This FASB is effective for the Company on January 1, 2009 and will also change the Company’s consolidated financial statements presentation in 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this FASB requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This FASB also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. This FASB applies to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which, in the case of the Company, was effective at January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. FIN No. 48 also requires expanded disclosure at the end of each reporting period including a tabular reconciliation of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007. As a result of the adoption of this accounting pronouncement, the Company recognized $27 million of previously unrecognized tax benefits, which was accounted for as an increase to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which is effective retroactively to January 1, 2007. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN No. 48-1 did not have any effect on the Company’s consolidated financial statements.

Note 2 ALLIANCES AND COLLABORATIONS

Sanofi

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a minority interest, net of taxes, which was $976 million in 2008, $746 million in 2007 and $428 million in 2006. The Company recorded net sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $6,893 million in 2008, $5,958 million in 2007 and $4,355 million in 2006.

Cash flows from operating activities of the partnerships in the territory covering the Americas and Australia are recorded as operating activities within the Company’s consolidated statements of cash flows. Distributions of partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis and are also recorded within operating activities on the Company’s consolidated statements of cash flows.

Sanofi acts as the operating partner of the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnerships within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statements of earnings. The Company’s share of income from these partnership entities before taxes was $632 million in 2008, $526 million in 2007 and $439 million in 2006.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statements of cash flows.

The Company and Sanofi have an alliance for the copromotion of irbesartan. The Company recognized other income of $31 million in 2008, $32 million in 2007 and $31 million in 2006, related to the amortization of deferred income associated with Sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. The unrecognized portion of the deferred income amounted to $123 million and $154 million at December 31, 2008 and 2007, respectively, and will continue to amortize through 2012, the expected expiration of the license.

The following is the summarized financial information for the Company’s interests in the partnerships with Sanofi for the territory covering Europe and Asia:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
Net sales	$3,478	$3,090	$2,785
Gross profit	2,634	2,379	2,156
Net income	1,266	1,070	942
Current assets	1,525	1,727	1,595
Current liabilities	1,525	1,727	1,595

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka ABILIFY* (aripiprazole) for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company or Otsuka to third-party customers. The product is currently copromoted with Otsuka in the U.S., United Kingdom (UK), Germany, France and Spain. In the U.S., Germany and Spain, where the product is invoiced to third-party customers by the Company

Note 2 ALLIANCES AND COLLABORATIONS (Continued)

on behalf of Otsuka, the Company records alliance revenue for its 65% contractual share of third-party net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK, France and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries, the Company records 100% of the net sales and related cost of products sold.

The agreement expires in November 2012 in the U.S. For the entire European Union (EU), the agreement expires in June 2014. In each other country where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded net sales for ABILIFY* of $2,153 million in 2008, $1,660 million in 2007 and $1,282 million in 2006. Total milestone payments made to Otsuka under the agreement through December 2008 were $217 million, of which $157 million was expensed as acquired in-process research and development in 1999. The remaining $60 million was capitalized in other intangible assets, net and is amortized in cost of products sold over the remaining life of the agreement in the U.S. The Company amortized in cost of products sold $6 million in each of 2008, 2007 and 2006. The unamortized capitalized payment balance was $23 million and $29 million at December 31, 2008 and 2007, respectively.

ImClone

The Company has a commercialization agreement expiring in September 2018 with ImClone Systems Incorporated (ImClone) for the codevelopment and copromotion of ERBITUX* (cetuximab) in the U.S., as well as codevelopment and copromotion rights in Canada and Japan to the extent the product is commercialized in such countries. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement, covering North America, ImClone receives a distribution fee based on a flat rate of 39% of net sales in North America.

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

The Company recorded net sales for ERBITUX* of $749 million in 2008, $692 million in 2007 and $652 million in 2006. The Company amortized into cost of products sold $37 million in 2008, $38 million in 2007 and $34 million in 2006, for previously capitalized milestone payments, which were accounted for as a license acquisition. The unamortized portion of the approval payments is recorded in other intangible assets, net, and was $360 million and $397 million at December 31, 2008 and 2007, respectively, and will continue to amortize through 2018, the remaining term of the agreement.

Upon initial execution of the commercialization agreement, the Company acquired an ownership interest in ImClone, which approximated 17% at the time of the transaction noted below, and had been accounting for its investment under the equity method. The Company recorded an equity loss in income of affiliates, which was adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004 of $5 million in 2008 and equity in net income of affiliates of $7 million in 2007 and $43 million in 2006. In November 2008, Eli Lilly and Company (Lilly) acquired ImClone and, as a result, the Company sold its shares of ImClone for $1.0 billion and recognized a pre-tax gain of $895 million. The Company will continue to have marketing rights to ERBITUX* and believes it has rights to ImClone’s investigational compound IMC-11F8.

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe. ATRIPLA* was approved by the FDA in July 2006, Health Canada in October 2007 and by the European Commission in December 2007 for commercialization in the 27 countries of the EU, as well as Norway and Iceland.

Gilead records all ATRIPLA* revenues in the U.S., Canada and most countries in Europe and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product by the joint venture to third-party customers. The Company’s net sales for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue, which approximates revenue for the SUSTIVA brand. In a limited number of EU countries, the Company records revenue for ATRIPLA* where the Company agreed to purchase the product from Gilead and distribute it to third-party customers. The Company recorded revenues of $582 million in 2008, $335 million in 2007 and $76 million in 2006 related to ATRIPLA* sales. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings. The Company recorded an equity loss on the U.S. joint venture with Gilead of $9 million in 2008 and 2007 and $6 million in 2006.

Note 2 ALLIANCES AND COLLABORATIONS (Continued)

AstraZeneca

In January 2007, the Company entered into two worldwide (except for Japan) codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the codevelopment and cocommercialization of dapagliflozin, a sodium-glucose contransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under the terms of the agreements, the Company received from AstraZeneca an upfront payment of $100 million in January 2007. In October 2008, the Company received from AstraZeneca a milestone payment of $50 million for the June 2008 filing of the New Drug Application to the Food and Drug Administration (FDA) for ONGLYZA. The companies have proposed the name ONGLYZA which, if approved by the FDA and the European Medicines Evaluation Agency, will serve as the trade name for saxagliptin.

The upfront and milestone payments were deferred and are being recognized over the useful life of the products into other income. The Company amortized into other income $9 million of upfront payments in 2008 and $7 million in 2007. The unamortized portion of the upfront and milestone payments was $134 million at December 31, 2008 and $93 million at December 31, 2007. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis, excluding Japan, and the Company will manufacture both products.

Pfizer

In April 2007, the Company and Pfizer Inc. (Pfizer) entered into a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. In accordance with the terms of the agreement, Pfizer made an upfront payment of $250 million to the Company in May 2007, which was deferred and is being recognized over the life of the agreement into other income. In December 2007, the Company and Pfizer agreed to include Japan in the worldwide agreement. In connection with the Japan agreement, Pfizer made an additional upfront payment of $40 million in December 2007 which was deferred and is being recognized over the useful life of the product into other income. The Company amortized into other income $18 million of the two upfront payments in 2008 and $11 million in 2007. The unamortized portion of the upfront payments was $261 million at December 31, 2008 and $279 million at December 31, 2007. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The Company may also receive additional payments of up to $780 million from Pfizer based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis, and will manufacture product under this arrangement.

Exelixis

In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL-184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL-281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company agreed to pay Exelixis $195 million in 2008 upon execution of the agreement and an additional $45 million in 2009. The Company expensed as research and development the $240 million upon execution of the agreement in 2008. Exelixis will fund the first $100 million of development for XL-184. If Exelixis elects to continue sharing development costs and elects to copromote in the U.S., Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits/losses equally; failing such elections, Exelixis receives milestones and royalties. The Company will fund 100% of development costs in Japan. In addition to double-digit royalties on non-U.S. sales, the Company could pay up to $610 million if all development and regulatory milestones are met and up to an additional $300 million if all sales-based milestones are met.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. During December 2006, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is

Note 2 ALLIANCES AND COLLABORATIONS (Continued)

pursuing the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, the Company paid Exelixis $60 million of upfront fees in 2006. During 2008, the Company paid Exelixis $40 million in IND acceptance milestones. If Exelixis elects to fund development costs and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts out of the codevelopment and copromotion agreement, BMS will take over full development and U.S. commercial rights, and, if successful, will pay Exelixis development and regulatory milestones up to $190 million and up to an additional $90 million of sales-based milestones, as well as double-digit royalties.

Note 3 RESTRUCTURING

In December 2007 and July 2008, the Company announced productivity transformation initiatives (PTI) designed to fundamentally change the way it runs its business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the Company is transformed into a next-generation biopharmaceutical company, and to create a total of $2.5 billion in annual productivity cost savings and cost avoidance by 2012. In connection with the PTI, the Company aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base.

The charges associated with the previously announced PTI are estimated to be an aggregate range of $1.3 billion to $1.6 billion, which includes $695 million of costs already incurred. The incurred costs are net of $159 million of gains related to the sale of mature product lines and businesses. The exact timing of the recognition of PTI charges cannot be predicted with certainty and will be affected by the existence of triggering events for expense recognition, among other factors. Also, included in these charges are net termination benefits of $174 million in 2008 and $182 million in 2007 and other exit costs of $44 million in 2008 and $1 million in 2007.

The net restructuring charges include termination benefits for workforce reduction of approximately 2,370 in 2008, 2,800 in 2007 and 1,080 in 2006 manufacturing, selling, administrative, and research and development personnel across all geographic regions.

The following table presents details of expenses incurred by segment and Corporate/Other in connection with restructuring activities:

	2008			2007			2006
	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Dollars in Millions
Pharmaceuticals	$157	$43	$200	$156	$—	$156	$62	$1	$63
Nutritionals	3	—	3	3	—	3	3	1	4
Corporate/Other	14	—	14	29	1	30	6	—	6

Subtotal	174	43	217	188	1	189	71	2	73
Changes in estimates	—	1	1	(6)	—	(6)	(13)	(1)	(14)

Provision for restructuring, net	$174	$44	$218	$182	$1	$183	$58	$1	$59

Note 3 RESTRUCTURING (Continued)

The following table represents the reconciliation of restructuring liabilities and spending against those liabilities:

	Termination Liability	Other Exit Costs Liability	Total
Dollars in Millions
Liability at January 1, 2006	$60	$—	$60
Charges	71	2	73
Spending	(44)	—	(44)
Changes in estimates	(13)	(1)	(14)

Liability at December 31, 2006	74	1	75
Charges	188	1	189
Spending	(88)	(3)	(91)
Changes in estimates	(6)	—	(6)

Liability at December 31, 2007	168	(1)	167
Charges	174	43	217
Spending	(152)	(22)	(174)
Change in estimates	—	1	1
ConvaTec divestiture	(2)	—	(2)

Liability at December 31, 2008	$188	$21	$209

In addition to termination and other charges, the Company recognized accelerated depreciation, fixed asset impairment charges and other shutdown costs of $241 million in 2008, $110 million in 2007 and $186 million in 2006. Most of these charges were included in cost of products sold and primarily relate to the rationalization of the Company’s manufacturing network in the Pharmaceuticals segment. These assets continue to be depreciated until the facility closures are complete.

The remaining costs of PTI were primarily attributed to process standardization activities across the Company and are recognized as incurred.

Note 4 ACQUISITIONS AND DIVESTITURES

In June 2008, the Company completed the acquisition of Kosan Biosciences, Inc. (Kosan), a cancer therapeutics company with a library of novel compounds, including Hsp90 inhibitors for cancer and microtubule stabilizers, which may have additional potential in neurodegenerative diseases, for a net purchase price of approximately $191 million. The transaction was accounted for under the purchase method of accounting. The purchase price was preliminarily allocated to acquired-in-process research and development of $32 million, other net assets of $32 million and goodwill of $127 million.

In October 2007, the Company completed the acquisition of Adnexus Therapeutics, Inc. (Adnexus), a developer of a new therapeutic class of biologics called ADNECTINS, for a net purchase price of $415 million. In addition, in the event that certain future development and regulatory milestones are achieved, the Company is obligated under the terms of the agreement to pay the former stockholders of Adnexus up to an additional $74 million. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated to acquired-in-process research and development of $230 million, other identifiable intangible assets of $27 million (existing process technology to be used in future discovery), other net assets of $9 million and goodwill of $149 million (after reflecting additional deferred tax assets of $7 million in 2008).

The results of operations for these two acquisitions have been included in the accompanying consolidated financial statements from their dates of acquisition. Pro forma supplemental financial information was not included as the impact of the business combinations was not material.

In December 2008, the Company completed the sale of its mature brand business located in Egypt for $209 million in cash to GlaxoSmithKline. As a result of the transaction, the Company recognized a pre-tax gain of $144 million ($88 million net of tax) in the fourth quarter of 2008.

In August 2008, the Company completed the divestiture of its ConvaTec business. In January 2008, the Company completed the divestiture of Bristol-Myers Squibb Medical Imaging. See “—Note 6. Discontinued Operations and Assets Held for Sale” for further discussions of these divestitures.

Note 4 ACQUISITIONS AND DIVESTITURES (Continued)

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

Note 5 MEAD JOHNSON NUTRITION COMPANY INITIAL PUBLIC OFFERING

During February 2009, Mead Johnson Nutrition Company (Mead Johnson) completed an initial public offering (IPO), in which it sold 34.5 million shares of its Class A common stock at $24 per share. Net proceeds received were approximately $780 million, which will be allocated to minority interest, net of taxes, and capital in excess of par value of stock within the Company’s stockholders’ equity in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.

Upon completion of the IPO, the Company held 42.3 million shares of Mead Johnson Class A common stock and 127.7 million shares of Mead Johnson Class B common stock. The rights of the holders of the shares of Class A common stock and Class B common stock are identical, except with regard to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time at the election of the holder into one share of Class A common stock. The Class B common stock will automatically convert into shares of Class A common stock in certain circumstances.

Upon completion of the IPO, the Company holds an 83.1% interest in Mead Johnson. Mead Johnson will continue to be consolidated for financial reporting purposes. The Company has entered into various agreements relating to the separation of Mead Johnson, including, a separation agreement, a transitional services agreement, a tax matters agreement, a registration rights agreement and an employee matters agreement.

On February 17, 2009, Mead Johnson entered into a three year syndicated revolving credit facility agreement. The credit facility is unsecured and provides for borrowings and letters of credit up to $410 million.

Note 6 DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In August 2008, the Company completed the divestiture of its ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista) for a gross purchase price of approximately $4.1 billion, resulting in a pre-tax gain of $3.4 billion, $2.0 billion net of tax, which is included in discontinued operations. The gross purchase price includes an estimated post-closing purchase price adjustment based on the Company’s estimate of the closing working capital of the ConvaTec business and therefore the purchase price and transaction gain are subject to future adjustment based on the actual closing working capital of the ConvaTec business, pursuant to the terms of the Stock and Asset Purchase Agreement, dated May 3, 2008. In addition, in 2008, the Company recorded in discontinued operations a curtailment loss of $5 million and special termination benefits of $13 million associated with the re-measurement of the U.S. and Japan pension plans’ obligations and assets triggered by the decision to sell the ConvaTec business. The results of the ConvaTec business, which previously were reported as a separate operating segment, are included in earnings from discontinued operations, net of taxes, for all periods presented.

In January 2008, the Company completed the divestiture of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista for a gross purchase price of approximately $525 million, excluding post closing adjustments, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million, which are included in discontinued operations. The results of the Medical Imaging business, which previously were included in the former Other Health Care operating segment, are included in earnings from discontinued operations, net of taxes, for all periods presented. The net assets associated with the Medical Imaging business, totaling approximately $525 million, were reclassified to assets and liabilities held for sale at December 31, 2007.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in other expense, net associated with both the ConvaTec and the Medical Imaging businesses. The activities that give rise to these cash flows and income statement activities are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing. These activities for both the ConvaTec and the Medical Imaging businesses are not expected to be material to the Company’s results of operations or cash flows. The ConvaTec agreements extend for periods generally less than 24 months, with the majority ranging between six and 18 months from the transaction close date, subject in certain cases to limited extensions. The Medical Imaging agreements extend for periods generally less than 24 months, with the majority ranging between three and six months from the transaction close date, subject in certain cases to closing extensions. The transitional service fees, net of identifiable direct costs, are recognized in other expense, net and amounted to $15 million during the year ended December 31, 2008.

Note 6 DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

The following summarized financial information related to the ConvaTec and Medical Imaging businesses have been segregated from continuing operations and reported as discontinued operations through the date of disposition and does not reflect the costs of certain services provided to ConvaTec and Medical Imaging by the Company. Such costs, which were not allocated by the Company to ConvaTec and Medical Imaging, were for services, which included, without limitation, legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Year Ended December 31,
	ConvaTec			Medical Imaging
Dollars in Millions	2008	2007	2006	2008	2007	2006
Net sales	$735	$1,155	$1,048	$34	$629	$658

Earnings before incomes taxes	$193	$348	$315	$2	$273	$235
Curtailment losses and special termination benefits	18	—	—	—	—	—
Provision for income taxes	63	121	107	1	76	72

Earnings, net of taxes	$112	$227	$208	$1	$197	$163

Gain on disposal	$3,387	$—	$—	$25	$—	$—
Provision for income taxes	1,365	—	—	68	—	—

Gain/(loss) on disposal, net of taxes	$2,022	$—	$—	$(43)	$—	$—

The consolidated statements of cash flows includes the ConvaTec and Medical Imaging businesses through the date of disposition. The Company uses a centralized approach to the cash management and financing of its operations and, accordingly, debt was not allocated to these businesses.

The following table includes Medical Imaging assets and liabilities that have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets at December 31, 2007. The amounts presented below were adjusted to exclude cash and intercompany receivables and payables between the business held for sale and the Company, which were excluded from the divestiture. In addition, goodwill at December 31, 2007 of $2 million has been excluded from the following summary of net assets held for sale, and was considered in determining the pre-tax gain on sale in the first quarter of 2008. These assets are not generating operating results or cash flows and were included in the consolidated balance sheet as assets held for sale at December 31, 2007.

Dollars in Millions	December 31, 2007
Medical Imaging
Assets
Receivables, net of allowances of $2	$62
Inventories, net	20
Other assets	31
Property, plant and equipment, net	174
Other intangible assets, net	273

Total assets held for sale	560

Liabilities
Accounts payable	$12
Accrued liabilities	23

Total liabilities related to assets held for sale	35

Net assets held for sale	$525

Note 7 EARNINGS PER SHARE

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

	Year Ended December 31,
Dollars in Millions, except per share data	2008	2007	2006
Basic:
Net Earnings from Continuing Operations	$3,155	$1,741	$1,214
Discontinued Operations:
Earnings, net of taxes	113	424	371
Gain on Disposal, net of taxes	1,979	—	—

Net Earnings	$5,247	$2,165	$1,585

Basic Earnings Per Share:
Average Common Shares Outstanding - Basic	1,977	1,970	1,960

Net Earnings from Continuing Operations	$1.60	$0.88	$0.62
Discontinued Operations:
Earnings, net of taxes	0.05	0.22	0.19
Gain on Disposal, net of taxes	1.00	—	—

Net Earnings per Common Share	$2.65	$1.10	$0.81

Diluted:
Net Earnings from Continuing Operations	$3,155	$1,741	$1,214
Interest expense on conversion of convertible debt, net of taxes	16	—	—

Net Earnings from Continuing Operations used for Diluted Earnings per Common Share Calculation	3,171	1,741	1,214
Discontinued Operations:
Earnings, net of taxes	113	424	371
Gain on Disposal, net of taxes	1,979	—	—

Net Earnings	$5,263	$2,165	$1,585

Diluted Earnings Per Share:
Average Common Shares Outstanding - Basic	1,977	1,970	1,960
Conversion of convertible debt	21	—	—
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	3	10	3

Average Common Shares Outstanding - Diluted	2,001	1,980	1,963

Net Earnings from Continuing Operations	$1.59	$0.88	$0.62
Discontinued Operations:
Earnings, net of taxes	0.05	0.21	0.19
Gain on Disposal, net of taxes	0.99	—	—

Net Earnings per Common Share	$2.63	$1.09	$0.81

Weighted-average shares issuable upon the exercise of stock options of 139 million in 2008, 107 million in 2007 and 164 million in 2006 were not included in the diluted earnings per share calculation because they were anti-dilutive. In addition, 29 million shares from the assumed conversion of the convertible debt were not included in the diluted earnings per share calculation in 2007 and 2006 because they were anti-dilutive.

Note 8 OTHER EXPENSE, NET

The components of other expense, net were as follows:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
Interest expense	$310	$422	$498
Interest income	(130)	(241)	(274)
ARS impairment charge	305	275	—
(Gain)/loss on debt buyback and termination of interest rate swap agreements	(57)	—	220
Foreign exchange transaction (gains)/losses	(76)	15	—
Other, net	(161)	(120)	(152)

Other expense, net	$191	$351	$292

Interest expense includes $48 million net interest rate swap gains in 2008 and net interest rate swap losses of $13 million in 2007 and $18 million in 2006. See “—Note 21. Financial Instruments” for additional discussion on terminated swap contracts.

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. For further detail on auction rate securities (ARS) impairment see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on the sale of property, plant and equipment, gains and losses on the sale of marketable securities (including a $19 million loss on the sale of ARS in 2008), insurance recoveries, certain litigation charges/recoveries, ConvaTec and Medical Imaging net transitional service fees, and amortization of certain upfront payments related to the Company’s alliances. See “—Note 2. Alliances and Collaborations.”

Note 9 INCOME TAXES

The components of earnings/(loss) from continuing operations before income taxes and minority interest were as follows:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
U.S.	$2,446	$972	$(985)
Non-U.S.	3,025	2,214	3,070

	$5,471	$3,186	$2,085

The above amounts are categorized based on the location of the taxing authorities.

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
Dollars in Millions	2008	2007	2006
Current:
U.S.	$343	$221	$33
Non-U.S.	774	683	625

	1,117	904	658

Deferred:
U.S.	127	(160)	(200)
Non-U.S.	76	(62)	(27)

	203	(222)	(227)

	$1,320	$682	$431

Note 9 INCOME TAXES (Continued)

Effective Tax Rate

The Company’s provision for income taxes in 2008, 2007 and 2006 was different from the amount computed by applying the statutory U.S. Federal income tax rate to earnings from continuing operations before income taxes and minority interest, as a result of the following:

	% of Earnings Before Income Taxes and Minority Interest
Dollars in Millions	2008		2007		2006
Earnings from Continuing Operations Before Income Taxes and Minority Interest	$5,471		$3,186		$2,085

U.S. statutory rate	1,915	35.0%	1,115	35.0%	730	35.0%
Foreign tax effect of operations in Ireland, Puerto Rico and Switzerland	(586)	(10.7)%	(492)	(15.4)%	(616)	(29.5)%
State and local taxes (net of valuation allowance)	1	0.0%	10	0.3%	42	2.0%
U.S. Federal and foreign contingent tax matters	(40)	(0.7)%	(60)	(1.9)%	87	4.2%
Acquired in-process research and development expense	11	0.2%	81	2.5%	—	—
U.S. Federal research and development tax credit	(84)	(1.5)%	(98)	(3.1)%	(85)	(4.1)%
U.S. Federal and foreign valuation allowance	—	—	—	—	(24)	(1.2)%
Impairment of financial instruments	51	0.9%	96	3.0%	—	—
Foreign and other	52	0.9%	30	1.0%	297	14.3%

	$1,320	24.1%	$682	21.4%	$431	20.7%

The increase in the 2008 effective tax rate from 2007 was primarily due to higher pre-tax income in the U.S. including the gain on sale of ImClone, and earnings mix in high tax jurisdictions in 2008. Partially offsetting these factors were lower non-deductible charges in 2008 for acquired in-process research and development expenses and lower ARS impairment charges with little or no tax benefit. The tax rate in 2008 was favorably impacted by a benefit of $91 million of tax related to the final settlement of the 2002-2003 audit with the Internal Revenue Service.

The 2007 tax rate was unfavorably impacted by the impairment on the Company’s investment in certain ARS with little tax benefit and the non-deductible write-off of acquired in-process research and development expenses related to the acquisition of Adnexus, partially offset by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S foreign tax credits claimed. The effective tax rate for 2006 was unfavorably impacted by the elimination of tax benefits under Section 936 of the Internal Revenue Code, the treatment of provisions for a portion of certain litigation reserves as non-deductible, partially offset by favorable U.S. tax legislation enacted in 2006 related to the tax treatment of certain intercompany transactions amongst the Company’s foreign subsidiaries, and the implementation of tax planning strategies related to the utilization of certain charitable contributions.

Note 9 INCOME TAXES (Continued)

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2008	2007
Acquired in-process research and development	$409	$839
Intercompany profit and other inventory items	213	263
U.S. Federal foreign tax credit carryforwards	451	1,140
Deferred income	272	276
U.S. Federal research and development tax credit carryforwards	271	275
U.S. Federal charitable contribution carryforwards	—	80
State net operating loss carryforwards	319	451
Foreign net operating loss carryforwards	1,419	1,461
Other foreign deferred tax assets	97	146
Pension and postretirement benefits	768	248
Depreciation	(121)	(131)
Share-based compensation	96	78
Repatriation of foreign earnings	(5)	150
Legal settlements	22	47
Tax deductible goodwill	(508)	(447)
Milestone payments and license fees	444	333
Other, net	426	224

	4,573	5,433
Valuation allowance	(1,795)	(1,950)

Deferred tax assets, net	$2,778	$3,483

Recognized as:
Deferred income taxes – current	$703	$851
Deferred income taxes – non-current	2,137	2,716
U.S. and foreign income taxes payable	(3)	(4)
Other liabilities – non-current	(59)	(80)

Total	$2,778	$3,483

The Company has established a valuation allowance against deferred tax assets where the Company has determined that it is not more likely than not that the deferred tax assets will be realized. At December 31, 2008, a valuation allowance of $1,795 million has been established for the following items: $77 million of state deferred tax assets, $1,407 million of foreign net operating loss and tax credit carryforwards, $280 million of state net operating loss and tax credit carryforwards, $14 million related to impaired financial instruments, and $17 million of U.S. Federal and state deferred tax assets related to both the Adnexus and Kosan acquisitions that were offset against goodwill.

The Company recognized significant deferred tax assets at December 31, 2008 related to U.S. Federal foreign tax credit carryforwards of $451 million and U.S. Federal research and development tax credit carryforwards of $271 million. The U.S. Federal charitable contribution carryforwards were fully utilized during 2008 due to gains related to the ConvaTec and Medical Imaging divestitures, while the foreign tax credit and research and development tax credit carryforwards expire in varying amounts beginning in 2014. The foreign tax credit and research and development tax credit carryforwards have been reduced due to derecognition under FIN No. 48. The ConvaTec and Medical Imaging divestitures have resulted in a significant reduction to the foreign tax credit and research and development tax credit carryforwards in 2008. The realization of the foreign tax credit and research and development tax credit carryforwards are dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

Income taxes paid during the year were $636 million in 2008, $994 million in 2007 and $741 million in 2006. As discussed above, the tax rate in 2008 was favorably impacted by a benefit of $91 million of tax related to the final settlement of the 2002-2003 audit with the Internal Revenue Service. The final settlement was related to the Joint Committee of Congress approval of a Foreign Tax Credit Carryback Claim to 2000 and 2001. The Company received a $432 million cash refund, including interest, in 2008.

The current tax benefit realized upon the exercise of stock options is credited to capital in excess of par value of stock and was $5 million in 2007 and $10 million in 2006.

Note 9 INCOME TAXES (Continued)

At December 31, 2008, the Company had approximately $15.4 billion of undistributed earnings of foreign subsidiaries for which taxes have not been provided as the Company has invested or expects to invest these undistributed earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007, resulting in the recognition of $27 million of previously unrecognized tax benefits which were accounted for as an increase to the opening balance of retained earnings. FIN No. 48 requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits and certain information regarding interest and penalty amounts reflected as part of the Company’s uncertain tax positions. A tabular reconciliation of the Company’s changes in uncertain tax positions from January 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008 is as follows:

Dollars in Millions	Unrecognized Federal, State and Foreign Tax Benefits	Interest	Penalties	Unrecognized Income Tax Benefits, Including Interest and Penalties	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Including Interest and Penalties, Net of Deferred Income Tax Benefits
Total uncertain tax positions that, if recognized, would impact the effective tax rate at January 1, 2007	$898	$72	$22	$992	$(56)	$936
Add tax attributable to deferred tax items at January 1, 2007	242	—	—	242	—	242

Balance, gross uncertain tax positions, at January 1, 2007	1,140	72	22	1,234	(56)	1,178
Gross additions to tax positions related to current year	208	—	1	209	(3)	206
Gross reductions to tax positions related to current year	(4)	—	—	(4)	—	(4)
Gross additions to tax positions related to prior years	193	79	6	278	(27)	251
Gross reductions to tax positions related to prior years	(253)	(20)	(1)	(274)	17	(257)
Settlements	(240)	(54)	(3)	(297)	10	(287)
Reductions to tax positions related to lapse of statute	(1)	—	(1)	(2)	—	(2)
Cumulative translation adjustment	15	4	3	22	—	22

Balance, gross uncertain tax positions, at December 31, 2007	1,058	81	27	1,166	(59)	1,107
Less tax attributable to deferred tax items at December 31, 2007	(264)	—	—	(264)	—	(264)

Total uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2007	$794	$81	$27	$902	$(59)	$843

Total uncertain tax positions that, if recognized, would impact the effective tax rate at January 1, 2008	$794	$81	$27	$902	$(59)	$843
Add tax attributable to deferred tax items at January 1, 2008	264	—	—	264	—	264

Balance, gross uncertain tax positions, at January 1, 2008	1,058	81	27	1,166	(59)	1,107
Gross additions to tax positions related to current year	67	—	—	67	(1)	66
Gross reductions to tax positions related to current year	(28)	—	—	(28)	—	(28)
Gross additions to tax positions related to prior years	238	48	5	291	(55)	236
Gross reductions to tax positions related to prior years	(131)	(13)	(5)	(149)	27	(122)
Settlements	(17)	(6)	(1)	(24)	5	(19)
Reductions to tax positions related to lapse of statute	(378)	(41)	(4)	(423)	22	(401)
Cumulative translation adjustment	(18)	(5)	(2)	(25)	—	(25)

Balance, gross uncertain tax positions, at December 31, 2008	791	64	20	875	(61)	814
Less tax attributable to deferred tax items at December 31, 2008	(116)	—	—	(116)	—	(116)

Total uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2008	$675	$64	$20	$759	$(61)	$698

The annual tabular reconciliation required under FIN No. 48 requires a gross presentation of unrecognized tax benefits. On a gross basis (before reductions in deferred tax assets), the Company’s total amount of unrecognized tax benefits as of January 1, 2008, excluding interest and penalties, was $1,058 million.

Note 9 INCOME TAXES (Continued)

The uncertain tax benefits at December 31, 2008 are recorded against the Company’s deferred tax assets to the extent the uncertainty directly related to that asset; otherwise, they are recorded as either current or non-current income taxes payable.

The total amount of gross uncertain tax benefits at December 31, 2008, excluding interest and penalties decreased to $791 million. This reduction is primarily due to favorable resolution of uncertain tax positions, partially offset by additional uncertain tax benefits accrued during 2008. Included in gross reductions to tax positions related to prior years is $27 million of uncertain tax positions that are no longer included in the FIN No. 48 table as a result of the disposition of businesses.

Included in the balance of unrecognized tax benefits was $264 million of uncertain tax positions at January 1, 2008 and $116 million at December 31, 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, if applicable, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority or utilization of tax attributes to an earlier period.

The amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $794 million at January 1, 2008, and $675 million at December 31, 2008.

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are reflected separately on the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the consolidated statements of earnings for 2008 was a net benefit of $6 million for interest and $4 million for penalties. The net benefit for interest was a result of $48 million of additional accrual and $54 million of reduction in interest. The net benefit for penalties was a result of $5 million of additional accrual and $9 million of reduction in penalties. The total amount of interest and penalties related to uncertain tax positions and recognized in the consolidated balance sheets at December 31, 2008 was $64 million for interest and $20 million for penalties.

The Company is currently under examination by a number of tax authorities, including all of the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2008 will decrease in the range of approximately $95 million to $125 million in the next twelve months as a result of the settlement of certain tax audits. Such settlements will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made. The Company believes that it has adequately provided for all open tax years by tax jurisdiction under FIN No. 48.

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

U.S.	2004 to 2008
Canada	2001 to 2008
France	2004 to 2008
Germany	1999 to 2008
Italy	2003 to 2008
Mexico	2003 to 2008

Note 10 FAIR VALUE MEASUREMENT

As stated in “—Note 1. Accounting Policies,” on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short- and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values. Financial assets and liabilities carried at fair value at December 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Dollars in Millions
Available for Sale:
U.S. Treasury Bills	$180	$—	$—	$180
Equity Securities	21	—	—	21
U.S. Treasury-Backed Securities	—	7,049	—	7,049
Floating Rate Securities	—	—	203	203
Auction Rate Securities	—	—	94	94

Total available for sale assets	201	7,049	297	7,547

Derivatives:
Interest Rate Swap Derivatives	—	647	—	647
Foreign Exchange Derivatives	—	90	—	90

Total derivative assets	—	737	—	737

Total assets at fair value	$201	$7,786	$297	$8,284

	Level 1	Level 2	Level 3	Total
Dollars in Millions
Derivatives:
Foreign Exchange Derivatives	$—	$45	$—	$45
Natural Gas Contracts	—	7	—	7

Total derivative liabilities	—	52	—	7

Total liabilities at fair value	$—	$52	$—	$52

The Company’s assets that utilize Level 3 inputs for fair value measurement consist of the auction rate securities and floating rate securities (FRS).

Due to the lack of observable market quotes on the Company’s ARS investment portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company’s determination of fair value on its ARS investment portfolio at December 31, 2008 included indicative prices received from external banks, internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities, and other non-observable evidence of fair value. Although the ARS continue to pay interest according to their stated terms, due to the continued severity in the capital markets and the length of time until the ARS mature, the Company believes that full recovery is no longer probable. For further discussion on the Company’s December 31, 2008 fair value, carrying value and rollforward of ARS activity, including sales and other-than-temporary impairment charge recorded during 2008, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Note 10 FAIR VALUE MEASUREMENT (Continued)

The Company’s FRS are primarily rated ‘A/Baa1’ or better. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the FRS consist primarily of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities, and corporate bonds and loans. Since the latter part of 2007, the general FRS market became less liquid or active due to the continuing credit and liquidity concerns. As a result, there is no availability of observable market quotes in the active market (Level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (Level 2 inputs). The Company marks-to-market its FRS based on indicative pricing. Those indicative price quotes represent the individual broker’s own assessments based on similar assets as well as using valuation techniques and analyzing the underlying assets of FRS. Due to the current lack of an active market for the Company’s FRS and the general lack of transparency into their underlying assets, the Company also relies on other qualitative analysis including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs) to value its FRS portfolio. For further discussion on the Company’s December 31, 2008 fair value, carrying value and rollforward of activity that occurred during 2008, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Treasury Bills and Treasury-Backed Securities – valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, at the reporting date. Counterparties to these contracts are financial institutions, some of which experienced downgrades during 2008. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. In addition, a credit valuation adjustment had a significant impact on the valuation of the Company’s interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

•

Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are financial institutions, some of which experienced downgrades during 2008. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. Due to the short-term maturities of the Company’s foreign exchange derivatives, which are generally 15 months or less, counterparty credit risk is not significant.

•

Natural gas forward contracts – valued using NYMEX futures prices for natural gas at the reporting date. Counterparties to these contracts are financial institutions, some of which experienced downgrades during 2008. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying natural gas prices. Due to the short-term maturities of the Company’s natural gas derivatives, which are 15 months or less, counterparty credit risk is not significant.

Increases or decreases to the aggregate fair value of financial assets and liabilities measured at fair value would not have a significant impact on the Company’s liquidity or financial flexibility. Approximately 87% of the fair value of net financial assets is U.S. Treasury Bills and U.S. Treasury-backed securities.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted during 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and will be fair valued under the provisions of SFAS No. 157. The Company did not elect the fair value option for its $1.6 billion Senior Notes issued on May 1, 2008.

Note 11 CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents at December 31, 2008 of $7,976 million primarily consisted of U.S. Treasury-backed securities. Cash and cash equivalents at December 31, 2007 of $1,801 million primarily consisted of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies which are subject to currency rate risk.

Marketable securities at December 31, 2008 primarily consisted of U.S. Treasury Bills and U.S. dollar-denominated FRS. During 2008, the Company’s FRS holdings have been downgraded from December 31, 2007 ratings, which were primarily ‘AAA/Aaa’, to ratings that ranged from ‘AAA/Aaa’ to ‘A/Baa1’ at December 31, 2008. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the Company’s FRS consist primarily of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities, and corporate bonds and loans. The Company accounts for its marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” Non-current FRS are classified as non-current other assets at December 31, 2008.

The following tables summarize the Company’s current and non-current marketable securities at December 31, 2008 and 2007, which include U.S. dollar-denominated FRS and ARS, both of which are accounted for as “available for sale” debt securities:

December 31, 2008	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI
Dollars in Millions
Current:
Available for sale
Floating rate securities	$115	$109	$109	$(6)
U.S. Treasury Bills	179	180	180	1
Other	—	—	—	—

Total current	$294	$289	$289	$(5)

Non-current:
Available for sale
Auction rate securities(1)	$169	$94	$94	$—
Floating rate securities	139	94	94	(45)

Total non-current	$308	$188	$188	$(45)

December 31, 2007	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI
Dollars in Millions
Current:
Available for sale
Floating rate securities	$362	$337	$337	$(25)
Other	87	87	87	—

Total current	$449	$424	$424	$(25)

Non-current:
Available for sale
Auction rate securities(1)	$811	$419	$419	$(117)

Total non-current	$811	$419	$419	$(117)

(1)	The Company recognized a pre-tax other-than-temporary impairment charge of $305 and $275 million during 2008 and 2007, respectively, and a $19 million loss on the sale of certain of these securities.

Note 11 CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (Continued)

On December 31, 2007, the Company’s principal value in FRS amounted to $337 million. During 2008, the Company received $108 million of principal at par primarily on FRS that matured in March 2008 and temporarily reduced the fair value of the remaining FRS by $26 million to $203 million as an unrealized loss in accumulated OCI. In addition, during 2008, the Company reclassified $94 million of the remaining FRS with maturity dates beyond 2009 from current assets to non-current other assets due to liquidity concerns and the continued uncertainty in the capital markets.

During 2008, the Company received $118 million in connection with the sale of ARS with a carrying value of $137 million, resulting in a loss of $19 million. In addition, a $305 million other-than-temporary impairment charge was recognized, including $117 million that was previously determined to be temporary at December 31, 2007. The 2008 impairment charge was required after an analysis of other-than-temporary impairment factors, including the severity and the duration of the decline in value, future prospects of the issuer and the Company’s ability and intent to hold the security to recovery. The ARS sold were securities generally backed by sub-prime mortgages, collateralized debt obligations and structured credit. The ARS remaining at December 31, 2008 primarily represents interests in insurance securitizations and to a lesser extent, structured credits.

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS):

		Non-current
	Current FRS	FRS	ARS	Total
Dollars in Millions
Carrying value at January 1, 2008	$337	$—	$419	$756
Settlements	(106)	(2)	(118)	(226)
Transfers between current and non-current	(104)	104	—	—
Total losses
Included in earnings	—	—	(324)	(324)
Included in other comprehensive income	(18)	(8)	117	91

Carrying value at December 31, 2008	$109	$94	$94	$297

For a discussion on the fair value of financial instruments, including ARS and FRS, see “—Note 10. Fair Value Measurement.”

The contractual maturities of the carrying value of the “available for sale” debt securities at December 31, 2008 were as follows:

Dollars in Millions	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total
Available for Sale
Floating Rate Securities	$109	$94	$—	$—	$203
Auction Rate Securities	—	—	—	94	94
U.S. Treasury Bills	180	—	—	—	180

Total Available for Sale	$289	$94	$—	$94	$477

Note 12 RECEIVABLES, NET

The major categories of receivables were as follows:

	December 31,
Dollars in Millions	2008	2007
Trade receivables	$2,545	$2,781
Alliance Partner receivables	870	602
Income tax refund claims	64	472
Miscellaneous receivables	359	319

	3,838	4,174
Less allowances	128	180

Receivables, net	$3,710	$3,994

Receivables are netted with deferred income on sales of product to alliance partners until recognition of revenue. As a result, a corresponding reclassification was made which reduced Alliance Partner receivables and deferred income by $566 million and $246 million at December 31, 2008 and 2007, respectively. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Collaborations.”

In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 35% and 29% of total trade receivables at December 31, 2008 and 2007, respectively.

Note 13 INVENTORIES, NET

The major categories of inventories were as follows:

	December 31,
Dollars in Millions	2008	2007
Finished goods	$707	$904
Work in process	738	834
Raw and packaging materials	320	424

Inventories, net	$1,765	$2,162

Inventories expected to remain on-hand beyond one year were $185 million and $73 million at December 31, 2008 and 2007, respectively, and were included in non-current other assets.

Note 14 PROPERTY, PLANT AND EQUIPMENT, NET

The major categories of property, plant and equipment were as follows:

	December 31,
Dollars in Millions	2008	2007
Land	$149	$185
Buildings	4,506	4,696
Machinery, equipment and fixtures	4,007	4,418
Construction in progress	787	915

	9,449	10,214
Less accumulated depreciation	4,044	4,564

Property, plant and equipment, net	$5,405	$5,650

Capitalized interest was $23 million in 2008, $27 million in 2007 and $18 million in 2006.

Note 15 GOODWILL

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007 were as follows:

Dollars in Millions	Pharmaceuticals Segment	Nutritionals Segment	ConvaTec/ Medical Imaging	Total
Balance at January 1, 2007	$4,445	$113	$271	$4,829
Acquisition of Adnexus	156	—	—	156
Other adjustments	2	—	11	13

Balance at January 1, 2008	$4,603	$113	$282	$4,998
Sale of Medical Imaging	—	—	(2)	(2)
Sale of ConvaTec	—	—	(280)	(280)
Sale of mature brand business in Egypt	(9)	—	—	(9)
Acquisition of Kosan	127	—	—	127
Adnexus purchase price adjustment	(7)	—	—	(7)

Balance at December 31, 2008	$4,714	$113	$—	$4,827

See “— Note 4. Acquisitions and Divestitures” for further detail.

Note 16 OTHER INTANGIBLE ASSETS, NET

At December 31, 2008 and 2007, other intangible assets consisted of the following:

	Patents/Trademarks		Licenses		Technology		Capitalized Software		Total Other Intangible Assets
Dollars in Millions	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Gross carrying amount	$156	$179	$650	$663	$1,107	$1,214	$1,040	$917	$2,953	$2,973
Less accumulated amortization	103	99	250	215	704	660	745	669	1,802	1,643

Other intangible assets, net	$53	$80	$400	$448	$403	$554	$295	$248	$1,151	$1,330

The change in the carrying amount of other intangible assets for the years ended December 31, 2008 and 2007 were as follows:

	Total Other Intangible Assets
Dollars in Millions	2008	2007
Other intangible assets, net carrying amount at January 1	$1,330	$1,852
Additions	138	74
Acquisition of Adnexus	—	27
Amortization	(254)	(350)
Medical Imaging – assets held for sale	—	(273)
Sale of ConvaTec	(21)	—
Impairment charges	(40)	—
Other	(2)	—

Other intangible assets, net carrying amount at December 31	$1,151	$1,330

Impairment charges in 2008 relate to certain patent and product rights acquired from Dupont in 2001 and results from development programs that were abandoned and license terminations. Amortization expense for other intangible assets was $254 million in 2008, $350 million in 2007 and $363 million in 2006. Amortization expense for other intangible assets related to ConvaTec and Medical Imaging reflected in discontinued operations was $4 million in 2008, $69 million in 2007 and $71 million in 2006.

Expected amortization expense related to the current net carrying amount of other intangible assets follows:

Years Ending December 31,	Dollars in Millions
2009	$219
2010	228
2011	211
2012	172
2013	90
Later Years	231

Note 17 ACCRUED EXPENSES

The major categories of accrued expenses were as follows:

	December 31,
Dollars in Millions	2008	2007
Employee compensation and benefits	$784	$784
Royalties	515	492
Accrued research and development	466	399
Restructuring – current	158	105
Pension and postretirement benefits	90	85
Other	923	1,086

	$2,936	$2,951

Note 18 SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings were $154 million and $1,891 million at December 31, 2008 and 2007, respectively.

In September 2008, the Company repaid $1,150 million principal amount of the $1,200 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2023, as a result of a partial redemption by the note holders. All or a portion of the remaining balance of $50 million can be redeemed by the holders at par on September 15, 2013 and 2018, or if a fundamental change in ownership of the Company occurs. All or part of the remaining debt is callable at par at any time by the issuer. The Debentures have a conversion price of $41.28, or a conversion rate of 24.2248 shares, subject to certain anti-dilutive adjustments. The maximum conversion rate is 38.7597 shares. The Debentures pay interest quarterly at an annual rate equal to the three month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero).

In August 2008 and February 2008, the Company repaid the $400 million 4.00% Notes due 2008 and $117 million of the 1.10% Yen Notes due 2008, respectively.

In December 2006, the Company obtained a $2.0 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2008.

The components of long-term debt were as follows:

Dollars in Millions	December 31, 2008	December 31, 2007
Principal Value
5.875% Notes due 2036	$1,023	$1,250
6.125% Notes due 2038	1,000	—
4.375% Euro Notes due 2016	698	725
4.625% Euro Notes due 2021	698	725
5.45% Notes due 2018	600	—
5.25% Notes due 2013	597	600
6.80% Debentures due 2026	350	350
7.15% Debentures due 2023	339	350
6.88% Debentures due 2097	287	300
Floating Rate Convertible Senior Debentures due 2023	50	—
5.75% Industrial Revenue Bonds due 2024	35	35
1.81% Yen Notes due 2010	39	31
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	6	9

Subtotal	$5,737	$4,390

Adjustments to Principal Value
Fair value of interest rate swaps(1)	647	(24)
Unamortized proceeds from swap terminations	233	37
Unamortized bond discounts	(32)	(22)

	$6,585	$4,381

(1)	For further discussion on Company’s interest rate swaps refer to “—Note 21. Financial Instruments.”

Note 18 SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

In November and December 2008, the Company repurchased approximately $254 million principal amount of debt and terminated $241 million notional amount of interest rate swaps, resulting in a gain of $57 million reported in other expense, net. The table below summarizes the debt repurchase and related activity:

Dollars in Millions	Principal Amount	Repurchase Price	Gain on Repurchase	Swap Termination Proceeds	Other	Earnings Impact
5.875% Notes due 2036	$227	$201	$26	$32	$(3)	$55
6.88% Debentures due 2097	13	13	—	—	—	—
7.15% Debentures due 2023	11	11	—	2	—	2
5.25% Notes due 2013	3	3	—	—	—	—

Total	$254	$228	$26	$34	$(3)	$57

On May 1, 2008, the Company issued $600 million aggregate principal amount of 5.45% Notes due 2018 and $1.0 billion aggregate principal amount of 6.125% Notes due 2038 (collectively, the “May 1, 2008 Issued Notes”) in a registered public offering. Interest payments are made May 1 and November 1 of each year, beginning on November 1, 2008. The May 1, 2008 Issued Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the May 1, 2008 Issued Notes, in whole or in part, at any time at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments as set forth in the prospectus supplement dated April 28, 2008.

In December 2008, the Company terminated $550 million notional amount of its 2036 and 2038 fixed-to-floating interest rate swap agreements related to its Notes due 2036 and 2038 and received proceeds of $197 million. These proceeds are being recognized against interest expense over the remaining life of the underlying debt.

In September 2005, the Company terminated $350 million notional amount of its 2026 fixed-to-floating interest rate swap agreements related to its $350 million 6.80% Debentures due 2026 and received proceeds of $39 million. These proceeds are being recognized against interest expense over the remaining life of the underlying debt, of which approximately $1 million, pre-tax, was recognized in each of the years 2008, 2007 and 2006. For further discussion on the Company’s swap terminations refer to “—Note 21. Financial Instruments.”

Including payments due to interest rate swaps, cash payments for interest were $539 million in 2008, $610 million in 2007 and $682 million in 2006. Cash receipts from interest rate swaps were $236 million in 2008, $210 million in 2007 and $205 million in 2006 and were excluded from cash payments for interest.

The Company’s principal value of long-term debt obligations were $5,737 million at December 31, 2008 of which $45 million is due in 2010, $647 million is due in 2013, and the remaining $5,045 million is due later than 2013.

At December 31, 2008, the Company provided a total of $168 million financial guarantees in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds have been issued to support a range of ongoing operating activities, including sale of Company products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the Company’s outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 19 STOCKHOLDERS’ EQUITY

Changes in common shares, treasury stock, capital in excess of par value of stock and restricted stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
Balance at January 1, 2006	2,205	248	$(11,168)	$2,528	$(71)
Employee stock compensation plans	—	(10)	241	98	(57)

Balance at December 31, 2006	2,205	238	(10,927)	2,626	(128)
Employee stock compensation plans	—	(12)	343	96	31

Balance at December 31, 2007	2,205	226	(10,584)	2,722	(97)
Employee stock compensation plans	—	—	18	106	26

Balance at December 31, 2008	2,205	226	$(10,566)	$2,828	$(71)

Each share of the Company’s preferred stock is convertible into 16.96 shares of common stock and is callable at the Company’s option. The reductions in the number of issued shares of preferred stock in 2008, 2007 and 2006 were due to conversions into shares of common stock.

The accumulated balances related to each component of OCI, net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Cash Flow Hedges	Minimum Pension Liability	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2006	$(553)	$16	$(229)	$—	$1	$(765)
Other comprehensive income/(loss)	129	(39)	82	—	12	184
Adjustments on adoption of SFAS No. 158	—	—	147	(1,211)	—	(1,064)

Balance at December 31, 2006	(424)	(23)	—	(1,211)	13	(1,645)
Other comprehensive income/(loss)	99	(14)	—	238	(139)	184

Balance at December 31, 2007	(325)	(37)	—	(973)	(126)	(1,461)
Other comprehensive income/(loss)	(99)	51	—	(1,285)	75	(1,258)

Balance at December 31, 2008	$(424)	$14	$—	$(2,258)	$(51)	$(2,719)

Note 20 EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Plans

On May 1, 2007, the stockholders approved the Company’s 2007 Stock Award and Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 2002 Stock Incentive Plan (the 2002 Plan) that expired on May 31, 2007. The 2007 Plan provides for 42 million new shares of common stock reserved for delivery to participants, plus shares remaining available for new grants under the 2002 Plan and shares recaptured from outstanding awards under the 2002 Plan. Only the number of shares actually delivered to participants in connection with an award after all restrictions have lapsed will be counted against the number of shares reserved. Shares tendered in a prior year to pay the purchase price of options and the number of shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved. At December 31, 2008 and 2007, 350 million and 352 million shares of common stock, respectively, were reserved for issuance pursuant to stock plans, options and conversions of preferred stock. There were 100 million and 98 million shares available to be granted for the active plans at December 31, 2008 and 2007, respectively, adjusted for the combination of plans.

Under the Company’s 2007 Plan and the 2002 Plan, executive officers and key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, the Company issues shares for the stock option exercise from treasury stock. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. At December 31, 2008 there were 202 thousand stock appreciation rights outstanding, all treated as liability awards.

The 2007 Plan and the 2002 Plan provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four year period from date of grant. Compensation expense is recognized over the restricted period. During the first quarter of 2007, the Company began granting restricted stock units instead of restricted stock. A stock unit is a right to receive stock at the end of the specified vesting period. A stock unit has no voting rights.

Note 20 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The 2007 Plan and the 2002 Plan also incorporate the Company’s long-term performance awards. These awards, which are delivered in the form of a target number of performance shares, have a three year cycle. For 2008 to 2010 and 2007 to 2009, the awards have annual goals set at the beginning of each performance period and are based 50% on earnings per share and 50% on sales. Maximum performance will result in a maximum payout of 165% for the 2008 to 2010 award and 220% for the 2007 to 2009 award. In addition, a one-time special performance award was granted for the 2008 to 2010 performance period. This special performance award has annual goals, set at the beginning of each performance period, based 50% on pre-tax operating margin and 50% on operating cash flow. Maximum performance will result in a maximum payout of 165%. The goals for the 2005 through 2007 and the 2006 through 2008 awards are set for the three year period and are based 50% on cumulative earnings per share and 50% on cumulative sales, with the ultimate payout modified by the Company’s total stockholder return versus the 11 companies in its proxy peer group. Maximum performance for all three measures will result in a maximum payout of 253% of target. If threshold targets are not met for the performance period, no payment will be made under the plan.

Under the TeamShare Stock Option Plan, which terminated on January 3, 2005, full-time employees, excluding key executives, were granted options to purchase the Company’s common stock at the market price on the date the options were granted. The Company authorized 66 million shares for issuance under the plan. Individual grants generally became exercisable evenly on the third, fourth and fifth anniversary of the grant date and have a maximum term of 10 years. Options on 36 million shares have been exercised under the plan at December 31, 2008.

The Company’s results of operations for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123(R), Share-Based Payment, which includes the impact of the expensing of stock options. The Company has elected the alternative method as provided in FSP No. 123(R)-3, Transition Election Related To Accounting For The Tax Effects of Share-Based Payment Awards, in determining the Company’s pool of excess tax benefits. The following tables summarize stock-based compensation expense related to employee stock options, restricted stock and long-term performance awards for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
Dollars in Millions	2008	2007	2006
Stock options	$79	$72	$80
Restricted stock	82	53	34
Long-term performance shares	20	8	(2)

Total stock-based compensation expense	$181	$133	$112

Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
Dollars in Millions	2008	2007	2006
Cost of products sold	$18	$13	$11
Marketing, selling and administrative	109	80	67
Research and development	54	40	34

Total stock-based compensation expense	181	133	112
Deferred tax benefit	59	45	39

Stock-based compensation expense, net of taxes	$122	$88	$73

Stock-based compensation expense of $5 million in 2008, $7 million in 2007 and $6 million in 2006 is included in discontinued operations.

Note 20 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Stock Options

A summary of stock option activities were as follows:

Shares in Millions	Shares of Common Stock Issued Under Plan	Weighted-Average Exercise Price of Shares
Balance at January 1, 2006	164	$38.45
Granted	16	23.18
Exercised	(8)	21.00
Expired or forfeited	(9)	33.53

Balance at December 31, 2006	163	38.16
Granted	15	26.31
Exercised	(13)	27.02
Expired or forfeited	(17)	32.84

Balance at December 31, 2007	148	38.53
Granted	18	22.11
Exercised	—	15.90
Expired or forfeited	(34)	41.72

Balance at December 31, 2008	132	35.48

Information related to stock option grants and exercises under both the 2007 Plan and the 2002 Plan are summarized as follows:

	Year Ended December 31,
Amounts in Millions, except per share data	2008	2007	2006
Stock options granted	18.4	15.3	15.3
Weighted-average grant-date fair value (per share)	$4.95	$6.56	$4.74
Total intrinsic value of stock options exercised	$2	$37	$17
Cash proceeds from exercise of stock options	$5	$345	$167

At December 31, 2008, there was $100 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.4 years.

The following tables summarize information concerning the Company’s stock compensation plans and currently outstanding and exercisable options:

Shares in Millions	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights
Plan Category
Equity compensation plans approved by security holders	124	$35.33
Equity compensation plans not approved by security holders(1)	8	37.80

	132	35.48

(1)	Shares under this plan are no longer being issued.

Note 20 EMPLOYEE STOCK BENEFIT PLANS (Continued)

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2008 (amounts in millions, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$1 - $20	—	8.22	$4.80	$8	—	8.08	$3.79	$3
$20 - $30	85	6.56	25.00	25	53	5.44	25.73	5
$30 - $40	—	7.32	30.93	—	—	5.75	30.61	—
$40 - $50	20	2.27	45.60	—	19	2.27	45.60	—
$50 - $60	10	2.24	58.47	—	10	2.25	58.34	—
$60 and up	17	0.48	63.28	—	17	0.48	63.28	—

	132	4.82	35.48	$33	99	3.67	39.16	$8

Vested or expected to vest	130	4.77	35.63	$32

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $23.25 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable at December 31, 2008 was 17 million. At December 31, 2007, 113 million outstanding options were exercisable and the weighted-average exercise price was $42.21.

The fair value of employee stock options granted were estimated on the date of the grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following table presents the weighted-average assumptions used in the valuation:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	31.1%	28.9%	26.7%
Risk-free interest rate	3.3%	4.7%	4.6%
Dividend yield	4.3%	4.5%	4.8%
Expected life	6.7 yrs	6.2 yrs	6.3 yrs

The Company derived the expected volatility assumption required in the Black-Scholes model by calculating a 10-year historical volatility and weighting that equally with the derived implied volatility. The selection of the blended historical and implied volatility approach was based on the Company’s assessment that this calculation of expected volatility is more representative of future stock price trends than using only historical volatility.

The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of a lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures were estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

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

Note 20 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Restricted Stock Awards and Restricted Stock Units

The fair value of nonvested shares of the Company’s common stock is determined based on the average trading price of the Company’s common stock on the grant date.

Restricted share activities were as follows:

Shares in Thousands	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2006	4,162	$27.36
Granted	4,295	23.45
Vested	(645)	32.48
Forfeited	(921)	26.64

Nonvested shares at December 31, 2006	6,891	24.58
Granted	3,584	27.14
Vested	(1,360)	25.51
Forfeited	(892)	25.13

Nonvested shares at December 31, 2007	8,223	25.48
Granted	5,468	22.22
Vested	(3,310)	25.37
Forfeited	(1,650)	24.22

Nonvested shares at December 31, 2008	8,731	23.73

Expected to vest	8,270	23.73

At December 31, 2008, there was $153 million of total unrecognized compensation cost related to nonvested restricted stock and that cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of nonvested shares and share units granted that was recognized as compensation expense was $82 million in 2008, $53 million in 2007 and $34 million in 2006. The total fair value of shares and share units that vested in 2008 was $84 million.

Long-Term Performance Awards

Since the adoption of SFAS No. 123(R), the fair value of the 2006 through 2008 performance award was estimated on the date of grant using a Monte Carlo simulation model due to a market condition. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant and calculates the fair market value for the long-term performance awards. For the 2008 to 2010 and the 2007 to 2009 performance awards, because theses awards do not contain a market condition, the fair value was based on the closing trading price of the Company’s common stock on the grant date.

The valuation model for the 2006 through 2008 award used the following assumptions:

Grant Year	Grant Date	Weighted-Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2006	3/7/2006	20.4%	4.9%	4.4%

Weighted-average expected volatility is based on the three year historical volatility levels on the Company’s common stock. Expected dividend yield is based on historical dividend payments. Risk-free interest rate reflects the yield on five year zero coupon U.S. Treasury bonds, based on the performance shares’ contractual term. The fair value of the performance awards is amortized over the performance period of the award.

Note 20 EMPLOYEE STOCK BENEFIT PLANS (Continued)

Information related to performance awards under both the 2007 Plan and the 2002 Plan is summarized as follows:

Shares in Thousands				Performance Shares Outstanding
Grant Date	Performance Cycle Measurement Date	Shares Granted	Weighted-Average Grant-Date Fair Value	December 31, 2008	December 31, 2007
3/1/05	12/31/07	1,087	$25.45	—	830
3/7/06	12/31/08	640	20.00	348	415
3/6/07	Annually on 12/31	219	27.01	176	209
5/1/07	Annually on 12/31	57	28.68	57	57
3/19/08	Annually on 12/31	878	21.46	786	—
3/25/08	Annually on 12/31	279	21.60	224	—
3/31/08	Annually on 12/31	15	21.30	15	—
4/7/08	Annually on 12/31	15	22.00	15	—

Total outstanding				1,621	1,511

Unrecognized compensation cost related to the performance share plan was $24 million at December 31, 2008 and is expected to be recognized over a weighted-average period of 1.7 years.

Accuracy of Fair Value Estimates

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Note 21 FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and to a lesser extent natural gas pricing. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company’s primary net foreign currency translation exposures are the euro, Japanese yen, Canadian dollar, Chinese renminbi, and Mexican peso. To manage these exposures, the Company utilizes foreign currency contracts, which are subject to cash flow hedge accounting treatment. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

The Company also uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed-to-floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. Derivative financial instruments are not used for speculative purposes.

Cash Flow Hedges

Foreign Exchange contracts

The Company utilizes foreign currency contracts to hedge anticipated transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional amounts of the Company’s foreign exchange derivative contracts at December 31, 2008 and 2007 were $1,151 million and $1,225 million, respectively. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in accumulated OCI and then recognized in earnings when the hedged item affects earnings.

The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2008. The fair value of all foreign exchange forward contracts is based on year-end currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Note 21 FINANCIAL INSTRUMENTS (Continued)

Dollars in Millions, except currency rates	Weighted-Average Strike Price	Notional Amount	Fair Value Asset/(Liability)	Maturity
Foreign Exchange Forwards:
Cash Flow Hedges
Australian dollar	$0.79	$56	$7	2009
Brazilian real	2.44	9	—	2009
British pound	1.83	94	19	2009
Canadian dollar	1.09	107	12	2009
Euro	1.42	486	11	2009
Japanese yen	101.05	225	(27)	2009
Japanese yen	88.55	10	—	2010
Mexican peso	11.27	100	21	2009
Polish zloty	2.73	30	2	2009
Swedish krona	6.31	14	3	2009
Swiss franc	1.02	20	1	2009

Total Cash Flow Hedges		$1,151	$49

At December 31, 2007 the total notional and fair market value for contracts to buy Japanese yen was $145 million and $1 million, respectively, which are fully offset by the total notional and fair market value for sell contracts of $145 million and $1 million, respectively. At December 31, 2008, the Company did not hold any foreign exchange option contracts to buy or sell Japanese yen.

At December 31, 2008, the balance of deferred gains on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $45 million ($35 million net of tax), all of which is expected to be reclassified into earnings within the next 14 months.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company perform periodic assessments of hedge effectiveness. The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of fair value can no longer be deferred in accumulated OCI and is included in current period earnings. For the years ended December 31, 2008, 2007 and 2006, the impact of hedge ineffectiveness on earnings was not significant. Additionally, for the years ended December 31, 2008, 2007 and 2006, the impact of discontinued hedges was a pre-tax gain of $6 million and a pre-tax loss of $12 million and $10 million, respectively.

Natural Gas contracts

The Company utilizes forward contracts to hedge anticipated purchase of natural gas, and designates these derivative instruments as cash flow hedges when appropriate. For these derivatives, in which the majority qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in accumulated OCI and then recognized in earnings when the hedged item affects earnings. For the year ended December 31, 2008, the impact of discontinued natural gas hedges was a pre-tax loss of $4 million and was not material for the year ended December 31, 2007.

Non-Qualifying Foreign Exchange Contracts

In addition to the foreign exchange contracts noted above, the Company utilizes forward contracts to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These forward contracts are not designated as hedges and are mark-to-market through other expense, net. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at December 31, 2008 and 2007 were not material.

Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These foreign exchange forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in other expense, net, as they occur. The notional and fair value amounts of these foreign exchange forward contracts at December 31, 2008 and 2007 were not material.

Hedge of Net Investment

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

Note 21 FINANCIAL INSTRUMENTS (Continued)

The Company had unhedged exposures to net foreign currency-denominated assets and liabilities of approximately $1,074 million and $1,902 million at December 31, 2008 and 2007, respectively, primarily in Japan, China, Mexico, Australia, the UK and Thailand.

Fair Value Hedges

Interest Rate contracts

The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed-to-floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. In November 2006, in connection with the funding of the retirement of the 2011 fixed rate debt, the Company executed several fixed-to-floating interest rate swaps to convert $1.3 billion and €1 billion ($1.3 billion at inception) of the Company’s newly-issued fixed rate debt to be paid in 2016, 2021, and 2036 to variable rate debt. In 2008, the Company executed additional fixed-to-floating interest rate swaps to convert $1.2 billion of the Company’s newly-issued fixed rate debt to be paid in 2018 and 2038 to variable rate. The total notional amounts of outstanding interest rate swaps were $2.6 billion and €1 billion ($1.4 billion) at December 31, 2008, $2.6 billion and €1.0 billion ($1.5 billion) at December 31, 2007 and $2.6 billion and €1 billion ($1.3 billion) at December 31, 2006. The Company recognized a net decrease in interest expense of $48 million in 2008, and a net increase of $13 million and $18 million in 2007 and 2006, respectively.

The swaps, as well as the underlying debt being hedged, are recorded at fair value. Swaps are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. Swaps that qualify as fair value hedges that are terminated prior to their maturity dates are reported as part of the carrying value of the underlying debt and are amortized to earnings over the remaining life of the debt. Swaps that qualify as cash flow hedges that are terminated are reported in accumulated OCI and amortized to earnings over the remaining life of the debt. At December 31, 2008, the balance of deferred losses on forward starting swaps included in accumulated OCI was $19 million, which will be reclassified into earnings over the remaining life of the debt.

In November and December 2008, the Company repurchased approximately $254 million principal amount of debt and terminated $241 million notional amount of interest rate swaps resulting in a gain of $57 million, reported in other expense, net. Also in 2008, the Company terminated $550 million notional amount of fixed-to-floating interest rate swap agreements for total proceeds of $197 million. The proceeds from this swap termination are being recognized against interest expense over the remaining life of the underlying debt. For further discussion on the Company’s debt buyback refer to “—Note 18. Short-Term Borrowings and Long-Term Debt.”

Note 21 FINANCIAL INSTRUMENTS (Continued)

The following tables summarize the interest rate swaps outstanding at December 31, 2008 and the earnings impact from terminated interest rate swaps for 2008, 2007 and 2006:

Interest Rate Swaps Outstanding

Interest Rate Swaps	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Dollars in Millions
Swaps associated with:
5.25% Notes due 2013	$597	1 month U.S. $ LIBOR +0.42%	2003	2013	$71
5.45% Notes due 2018	600	1 month U.S. $ LIBOR +1.065%	2008	2018	87
4.375% €500 Million Notes due 2016	698	3 month EUR € EURIBOR +0.40%	2006	2016	17
4.625% €500 Million Notes due 2021	698	3 month EUR € EURIBOR +0.56%	2006	2021	9
7.15% Notes due 2023	339	1 month U.S. $ LIBOR +1.66%	2004	2023	98
5.875% Notes due 2036	573	1 month U.S. $ LIBOR +0.62%	2006	2036	200
6.125% Notes due 2038	300	1 month U.S. $ LIBOR +1.3255%	2008	2038	95
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.292%	2008	2038	70

	$4,005				$647

Earnings Impact from Terminated Interest Rate Swaps

		Unrecognized Gains/(Losses)		Pre-Tax Income/ (Expense) Recognized
Interest Rate Swaps	Year of Termination	Long-term Debt	Other Comprehensive Loss	2008	2007	2006
Dollars in Millions
Interest rate swap lock associated with:
5.75% Notes due 2011	2001	$—	$—	$—	$—	$(37)
6.125% Notes due 2038	2008	—	(19)	—	—	—
Swaps associated with:
5.75% Notes due 2011	2005	—	—	—	—	(21)
6.80% Notes due 2026	2005	36		1	1	1
5.75% Notes due 2011	2006	—	—	—	—	(62)
5.25% Notes due 2013	2008	—	—	—	—	—
7.15% Notes due 2023	2008	—	—	3	—	—
5.875% Notes due 2036	2008	—	—	31	—	—
5.875% Notes due 2036	2008	172	—	—	—	—
5.75% Notes due 2038	2008	25	—	—	—	—

		$233	$(19)	$35	$1	$(119)

The following table summarizes the Company’s fair value of outstanding derivatives at December 31, 2008 and 2007:

	Balance Sheet Location	2008	2007	Balance Sheet Location	2008	2007
Dollars in Millions
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$647	$72	Accrued expenses	$—	$(96)
Foreign exchange contracts	Other assets	89	8	Accrued expenses	(40)	(64)
Hedge of net investments		—	—	Short-term borrowings	—	(108)
Hedge of net investments		—	—	Long-term debt	(1,319)	(1,450)
Natural gas contracts		—	—	Accrued expenses	(7)	—

		736	80		(1,366)	(1,718)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	1	12	Accrued expenses	(5)	(3)

Total Derivatives		$737	$92		$ (1,371)	$ (1,721)

Note 21 FINANCIAL INSTRUMENTS (Continued)

The impact on earnings from interest rate swaps that qualified as fair value hedges for the years ended December 31, 2008 and 2007 was as follows:

Dollars in Millions	2008	2007
Interest income/(expense)	$49	$(12)
Terminated – gain recognized in other expense, net	34	—

Total	$83	$(12)

The impact on OCI and earnings from foreign exchange and natural gas forwards that qualified as cash flow hedges was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Forward Starting Swap		Total Impact
Dollars in Millions	2008	2007	2008	2007	2008	2007	2008	2007
Gain/(loss) recognized in OCI at December 31 (effective portion)	$45	$(54)	$(3)	$—	$(19)	$—	$23	$(54)
Loss reclassified from OCI to cost of products sold (effective portion)	(65)	(56)	(2)	—	—	—	(67)	(56)
Gain/(loss) recognized in other expense, net (discontinued and ineffective portion)	6	(12)	(4)	—	—	—	2	(12)

The impact on OCI and earnings from non-derivative debt designated as a hedge of net investment for the years ended December 31, 2008 and 2007 was as follows:

	Net Investment Hedges
Dollars in Millions	2008	2007
Loss recognized in OCI (effective portion)	$(131)	$(168)
Gain recognized in other expense, net (ineffective portion and amount excluded from effectiveness testing)	9	—

The impact on earnings from non-qualifying derivatives for the years ended December 31, 2008 and 2007 was as follows:

Dollars in Millions	2008	2007
Gain recognized in other expense, net	$5	$4

For a discussion on the fair value of financial instruments, see “—Note 10. Fair Value Measurement.” For a discussion on cash, cash equivalents and marketable securities, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.” For long-term debt, the difference between the fair value and carrying value is not material.

On January 13, 2009, the Company terminated fixed-to-floating interest rate swaps with a notional amount of $1,061 million resulting in a $187 million gain which will be amortized over the remaining life of the debt.

Note 22 SEGMENT INFORMATION

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company reports financial and operating information in two segments—Pharmaceuticals and Nutritionals. The Pharmaceuticals segment is comprised of the global pharmaceutical and international consumer medicines businesses. The Nutritionals segment consists of Mead Johnson, primarily an infant formula business and children’s nutritional business.

In January and August 2008, the Company completed the divestiture of its Medical Imaging and ConvaTec businesses, respectively. The results of the Medical Imaging and ConvaTec businesses, previously included in the former Other Health Care and ConvaTec operating segments, respectively, are included in discontinued operations. For additional information on the divestitures of Medical Imaging and ConvaTec, see “—Note 4. Acquisitions and Divestitures” and “—Note 6. Discontinued Operations and Assets Held for Sale.”

The Company’s products are sold principally to the wholesale and retail trade, both nationally and internationally. Certain products are also sold to other drug manufacturers, hospitals, clinics, government agencies and the medical profession. Gross sales to three pharmaceutical wholesalers in the U.S. accounted for approximately 20%, 16% and 12% of the Company’s total gross sales in 2008, 18%, 15% and 11% of the Company’s total gross sales in 2007 and 17%, 15% and 10% of the Company’s total gross sales in 2006.

NOTE 22 SEGMENT INFORMATION (Continued)

	Net Sales			Earnings From Continuing Operations Before Income Taxes and Minority Interest			Year-End Assets
Dollars in Millions	2008	2007	2006	2008	2007	2006	2008	2007
Pharmaceuticals	$17,715	$15,622	$13,861	$4,988	$3,471	$2,569	$12,246	$12,303
Nutritionals	2,882	2,571	2,347	830	708	696	1,277	1,274

Total segments	20,597	18,193	16,208	5,818	4,179	3,265	13,523	13,577
Corporate/Other	—	—	—	(347)	(993)	(1,180)	16,029	12,349

Total	$20,597	$18,193	$16,208	$5,471	$3,186	$2,085	$29,552	$25,926

Corporate/Other assets include cash and cash equivalents, marketable securities, assets of discontinued operations and certain other assets. Earnings from continuing operations before income taxes and minority interest reported in Corporate/Other consists of:

Dollars in Millions	2008	2007	2006
Corporate administrative expense	$(532)	$(556)	$(558)
Stock-based compensation expense	(181)	(133)	(112)
Provision for restructuring, net	(218)	(183)	(59)
Litigation expense, net	(33)	(14)	(302)
Interest expense	(310)	(422)	(498)
Interest income	130	241	274
ARS impairment charge	(305)	(275)	—
Gain on sale of ImClone shares	895	—	—
Gain on sale of product lines and businesses	159	273	200
Gain/(loss) on debt buyback and termination of interest rate swap agreements	57	—	(220)
Other	(9)	76	95

Total Corporate/Other earnings from continuing operations before income taxes and minority interest	$(347)	$(993)	$(1,180)

Net sales of the Company’s key products were as follows:
	Net Sales by Products
Dollars in Millions	2008	2007	2006
Pharmaceuticals
PLAVIX*	$5,603	$4,755	$3,257
AVAPRO*/AVALIDE*	1,290	1,204	1,097
PRAVACHOL	203	443	1,197
REYATAZ	1,292	1,124	931
SUSTIVA Franchise (total revenue)	1,149	956	791
BARACLUDE	541	275	83
ERBITUX*	749	692	652
TAXOL	385	422	563
SPRYCEL	310	158	25
IXEMPRA	101	15	—
ABILIFY*	2,153	1,660	1,282
ORENCIA	441	231	89
Other Pharmaceuticals	3,498	3,687	3,894

Total Pharmaceuticals	17,715	15,622	13,861

Nutritionals
ENFAMIL	1,157	1,082	1,007
Other Nutritionals	1,725	1,489	1,340

Total Nutritionals	2,882	2,571	2,347

Total	$20,597	$18,193	$16,208

Note 22 SEGMENT INFORMATION (Continued)

	Capital Expenditures			Depreciation
Dollars in Millions	2008	2007	2006	2008	2007	2006
Pharmaceuticals	$621	$639	$538	$482	$430	$453
Nutritionals	66	63	65	44	44	41

Total segments	687	702	603	526	474	494
Corporate/Other(1)	80	99	77	36	68	70

Total	$767	$801	$680	$562	$542	$564

(1)

The Corporate/Other amounts include the activities of the ConvaTec and Medical Imaging businesses, including capital expenditures of $26 million in 2008, $30 million in 2007 and $33 million in 2006 and depreciation expense of $6 million, in 2008, $28 million in 2007 and $28 million in 2006.

The Company’s selected geographic area information was as follows:

	Net Sales			Year-End Assets
Dollars in Millions	2008	2007	2006	2008	2007
United States	$12,042	$10,422	$8,785	$20,034	$17,008
Europe, Middle East and Africa	4,514	4,036	3,979	4,592	5,198
Other Western Hemisphere	1,622	1,628	1,517	3,467	2,300
Pacific	2,419	2,107	1,927	1,459	1,420

Total	$20,597	$18,193	$16,208	$29,552	$25,926

Note 23 LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate and motor vehicles, in effect at December 31, 2008, were as follows:

Years Ending December 31,	Dollars in Millions
2009	$136
2010	110
2011	93
2012	79
2013	73
Later years	183

Total minimum payments	674
Less total minimum sublease rentals	36

Net minimum rental commitments	$638

Operating lease rental expense was $179 million in 2008, $166 million in 2007 and $149 million in 2006 (net of sublease rental income of $16 million in 2008, $17 million in 2007 and $21 million in 2006).

In February 2008, the Company completed the sale and leaseback of an administrative facility in Paris, France for $227 million (€155 million), resulting in a pre-tax gain from the transaction of $111 million, of which $102 million was deferred and will reduce future lease rental costs over the lease period of 9 years.

In December 2006, the Company completed the sale and leaseback of several administrative facilities in New Jersey for $283 million, resulting in a pre-tax gain from the transaction of $154 million, of which $145 million was deferred and will reduce future lease rental costs over the lease periods ranging from 8 to 12 years.

Note 24 PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan in the U.S. which represents approximately 70% of the Company’s total pension plan assets and obligations. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and compensation. Plan assets consist principally of equity and fixed-income securities.

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

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Pension Benefits			Other Benefits
Dollars in Millions	2008	2007	2006	2008	2007	2006
Service cost — benefits earned during the year	$227	$249	$238	$7	$8	$9
Interest cost on projected benefit obligation	389	352	326	38	36	34
Expected return on plan assets	(469)	(442)	(410)	(28)	(25)	(22)
Amortization of prior service cost/(benefit)	10	11	12	(3)	(3)	(3)
Amortization of net actuarial loss	98	140	166	5	6	4
Amortization of transitional obligation	—	—	1	—	—	—

Net periodic benefit cost	255	310	333	19	22	22
Curtailments	1	—	—	(2)	—	—
Settlements	36	—	—	—	—	—
Special termination benefits	14	3	(1)	2	1	—

Total net periodic benefit cost	$306	$313	$332	$19	$23	$22

Total net periodic benefit costs have been recognized as follows:
	Pension Benefits			Other Benefits
Dollars in Millions	2008	2007	2006	2008	2007	2006
Continuing operations	$275	$280	$297	$19	$22	$21
Discontinued operations	31	33	35	—	1	1

Total net periodic benefit cost	$306	$313	$332	$19	$23	$22

The estimated net actuarial loss and prior service cost that will be amortized from accumulated OCI into net periodic benefit cost in 2009 are:

Dollars in Millions	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$156	$11
Amortization of prior service cost/(benefit)	9	(3)

	$165	$8

NOTE 24 PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES (Continued)

Changes in benefit obligations, plan assets, funded status and amounts recognized on the balance sheet as of and for the years ended December 31, 2008 and 2007, for the Company’s defined benefit and postretirement benefit plans, were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2008	2007	2008	2007
Benefit obligation at beginning of year	$6,184	$6,186	$646	$651
Service cost—benefits earned during the year	227	249	8	9
Interest cost on projected benefit obligation	389	352	38	36
Plan participants’ contributions	5	4	22	16
Curtailments and settlements	(124)	(28)	(3)	(2)
Actuarial assumptions losses/(gains)	189	(179)	(62)	11
Plan amendments and other	—	2	—	—
Retiree Drug Subsidy received	—	—	10	5
Benefits paid	(622)	(496)	(87)	(87)
Special termination benefits	13	4	2	2
Exchange rate (gains)/losses	(193)	90	(5)	5

Benefit obligation at end of year	$6,068	$6,184	$569	$646

Fair value of plan assets at beginning of year	$6,019	$5,658	$320	$291
Actual return on plan assets	(1,451)	458	(91)	29
Employer contribution	426	323	56	66
Plan participants’ contributions	5	4	22	16
Settlements	(63)	(9)	—	—
Retiree Drug Subsidy received	—	—	10	5
Benefits paid	(622)	(496)	(87)	(87)
Exchange rate (losses)/gains	(162)	81	—	—

Fair value of plan assets at end of year	$4,152	$6,019	$230	$320

Funded status	$(1,916)	$(165)	$(339)	$(326)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$26	$291	$—	$—
Accrued expenses	(33)	(27)	(57)	(58)
Pension and other postretirement liabilities (accrued benefit cost)	(1,909)	(429)	(282)	(268)

Net amount recognized	$(1,916)	$(165)	$(339)	$(326)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$3,248	$1,358	$169	$117
Net obligation at adoption	2	2	—	—
Prior service cost/(benefit)	32	46	(16)	(20)

Net amount recognized	$3,282	$1,406	$153	$97

The impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 was $96 million in 2008, $98 million in 2007 and $94 million in 2006 and was reflected as a reduction in accumulated postretirement benefit obligation.

The accumulated benefit obligation for all defined benefit pension plans was $5,418 million and $5,417 million at December 31, 2008 and 2007, respectively.

Information related to the Company’s pension plans at December 31 was as follows:

Dollars in Millions	2008	2007
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$5,865	$1,376
Fair value of plan assets	3,923	921
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$5,179	$352
Fair value of plan assets	3,869	62

NOTE 24 PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES (Continued)

Actuarial assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.33%	6.46%	7.00%	6.46%
Rate of compensation increase	3.63%	3.67%	3.55%	3.60%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.47%	5.74%	5.49%	6.46%	5.73%	5.49%
Expected long-term return on plan assets	8.29%	8.30%	8.39%	8.75%	8.75%	8.75%
Rate of compensation increase	3.70%	3.63%	3.60%	3.60%	3.60%	3.61%

The Company uses the yield on high quality corporate bonds that matches the duration of the benefit obligations in determining the discount rate. The Citigroup Above Median yield curve is used in developing the discount rate for the U.S. plans.

The Company considers several factors in developing the expected return on plan assets, such as its long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of target asset allocation of each individual asset class. The long-term expected rate of return on plan assets for the U.S. plans included an active management premium of approximately 1% over projected market returns received from external advisors. The Company’s long-term expected annualized returns for U.S. pension plans were as follows:

	2008	2007	2006
10 years	3.4%	8.2%	9.3%
15 years	7.1%	10.4%	10.1%
20 years	8.3%	10.6%	10.5%

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value exceeds the fair value of plan assets by approximately $1.1 billion at December 31, 2008 and was less than the fair value of plan assets by approximately $100 million at December 31, 2007. The change was primarily driven by the significant losses incurred on plan assets in 2008 due to current market conditions. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a three year period.

Gains and losses have resulted from changes in actuarial assumptions (such as changes in the discount rate) and from differences between assumed and actual experience (such as differences between actual and assumed returns on plan assets). These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. As a result, approximately $1.7 billion related to pension benefits is not expected to be amortized during 2009. The remaining actuarial losses are amortized over the expected remaining service periods of active participants.

Assumed health care cost trend rates at December 31 were as follows:

	2008	2007	2006
Health care cost trend rate assumed for next year	8.91%	9.37%	9.87%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.52%	4.49%	4.49%
Year that the rate reaches the ultimate trend rate	2017	2018	2018

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Dollars in Millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$5	$(2)
Effect on postretirement benefit obligation	39	(25)

NOTE 24 PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES (Continued)

Plan assets

The Company’s asset allocation at December 31 was as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Publicly traded equity securities	59%	65%	63%	67%
Debt securities (including cash)	30%	27%	23%	24%
Private equity	10%	7%	13%	9%
Other	1%	1%	1%	—

Total	100%	100%	100%	100%

The Company’s investment strategy emphasizes equities in order to achieve high expected returns and, in the long run, low expense and low required cash contributions. For the U.S. pension plans, a target asset allocation of 70% public equity (58% U.S., 12% international), 8% private equity and 22% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the three major asset categories. Approximately 83% of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

Private equity is valued on a three month lag. Bristol–Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2008 and 2007.

Contributions

Contributions to the U.S. pension plans were $250 million in 2008, $238 million in 2007 and $235 million in 2006. Contributions to the U.S. pension plans are expected to be approximately $550 million during 2009, of which $400 million was contributed in January 2009.

Contributions to the international pension plans were $176 million in 2008, $85 million in 2007 and $90 million in 2006. Contributions to the international plans are expected to be in the range of $120 million to $140 million in 2009.

Estimated Future Benefit Payments

The following benefit payments for mainly the U.S. pension plans, which reflect expected future service, as appropriate, are expected to be paid:

		Other Benefits
Dollars in Millions	Pension Benefits	Gross	Medicare Subsidy	Net
2009	$359	$67	$9	$58
2010	371	68	10	58
2011	394	68	11	57
2012	423	67	11	56
2013	443	66	12	54
Years 2014 – 2018	2,543	308	56	252

NOTE 24 PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES (Continued)

Adoption of SFAS No. 158

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), in the year ended December 31, 2006, resulting in a $1,064 million reduction of accumulated OCI in stockholders’ equity, a $767 million reduction in total assets and a $297 million increase in total liabilities. The impact of the adoption in 2006 is summarized as follows:

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

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The Company’s contribution is based on employee contributions and the level of Company match. The Company’s contributions to the plan were $58 million in 2008, $60 million in 2007 and $56 million in 2006.

Post Employment Benefit Plan

The Company offers long-term disability benefits to certain employees. These post employment liabilities were $94 million and $87 million at December 31, 2008 and 2007, respectively. The expense related to these benefits was $26 million in 2008, $17 million in 2007 and $25 million in 2006.

Termination Indemnity Plans

The Company operates in certain jurisdictions, primarily in Europe, which require the recording of statutory termination obligations. These obligations are recognized on an undiscounted basis assuming employee termination at each measurement date. The total pension liability recorded for these obligations was $62 million at December 31, 2008 and $70 million at December 31, 2007.

Note 25 LEGAL PROCEEDINGS AND CONTINGENCIES

Various lawsuits, claims, proceedings and investigations are pending involving the Company and certain of its subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. Significant litigation charges were $33 million in 2008, $14 million in 2007 and $302 million in 2006, net of revised estimates to previously accrued amounts. Cash payments related to significant litigation were $210 million in 2008, $318 million in 2007 and $272 million in 2006. The most significant of these matters are described below.

There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material.

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not possible reasonably to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition in the U.S. would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, Sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

PLAVIX* Litigation – U.S.

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the United States District Court for the Southern District of New York (District Court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Also, as previously reported, the District Court has upheld the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District Court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires.

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 patent. Apotex has filed a petition with the Circuit Court for a rehearing en banc, which petition is pending. The District Court has stayed certain antitrust counterclaims brought by Apotex pending the final outcome of the appeal.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in five additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. A trial date for the action against Dr. Reddy’s has not been set. On January 24, 2008, the court entered an order that requires Dr. Reddy’s to give the Company 10 business days notice of its intent to launch. The patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva have each filed an appeal. The lawsuit against Watson, filed in October 2004, is based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent. The U.S. Patent and Trademark Office granted this request in July of 2007. Thus, the ‘210 Patent is currently under reexamination. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation, although Sun, like Teva and Cobalt, can appeal the outcome of the litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

As previously disclosed, in March 2007, the Company was served with a Civil Investigative Demand by the FTC requesting documents and information related to the proposed settlement. The Company and the FTC are currently in discussions regarding potential resolution of this matter. In addition, as previously disclosed, in April 2007, the Company received a subpoena from the New York State Attorney General’s Office — Antitrust Bureau (NYAG) for documents related to the proposed settlement. On December 22, 2008, the Company entered into a settlement agreement with the NYAG on behalf of all states pursuant to which the Company agreed to pay $1.1 million to resolve the states’ claims.

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

It is not possible at this time reasonably to assess the outcomes of the appeal by Apotex of the Circuit court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in an appeal of the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* promptly thereafter. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additionally, it is not possible at this time reasonably to assess the amount of damages that could be recovered by the Company and Apotex’s ability to pay such damages in the event the Company prevails in Apotex’s appeal of the District court decision.

Additionally, on November 13, 2008, Apotex filed the lawsuit in New Jersey Superior Court entitled Apotex Inc., et al. v. Sanofi-Aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of the proposed settlement agreement. On December 31, 2008, the defendants removed the case to the Federal District Court for New Jersey. Apotex has moved to remand the case back to state court.

PLAVIX* Litigation – International

PLAVIX* – Canada (Apotex, Inc.)

As previously disclosed, Sanofi-Synthelabo and Sanofi-Synthelabo Canada Inc. instituted a prohibition action in the Federal Court of Canada against Apotex and the Minister of Health in response to a Notice of Allegation (NOA) from Apotex directed against Canadian Patent No. 1,336,777 (the ‘777 Patent) covering clopidogrel bisulfate. Apotex’s NOA indicated that it had filed an Abbreviated New Drug Submission (ANDS) for clopidogrel bisulfate tablets and that it sought approval (a Notice of Compliance) of that ANDS before the expiration of the ‘777 Patent, which is scheduled for August 12, 2012. Apotex’s NOA further alleged that the ‘777 Patent was invalid or not infringed. In March 2005, the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the Canadian PLAVIX* patent and held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex. That order of prohibition precludes approval of Apotex’s ANDS until the patent expires in 2012, unless the Federal Court’s decision is reversed on appeal. Apotex filed an appeal and in December 2006, the Federal Court of Appeal dismissed Apotex’s appeal and upheld the Federal Court’s issuance of the order of prohibition. In February 2007, Apotex filed leave to appeal this decision to the Supreme Court of Canada, which was granted in July 2007. BIOTECanada, the Canadian Generic Pharmaceutical Association and Canada’s Research-Based Pharmaceutical Companies were granted leave to intervene. On November 6, 2008, the Supreme Court of Canada dismissed Apotex’s appeal of the Federal Court of Appeal decision and upheld the validity of the ‘777 Patent and the order of prohibition.

Also, as previously disclosed, in April 2007, Apotex filed a lawsuit in Canada in the Ontario Superior Court of Justice entitled Apotex Inc., et al. v. Sanofi-Aventis, et al., seeking a payment of $60 million, plus interest, related to the break-up of the proposed settlement agreement. In January 2008, the Court granted defendants’ motions to dismiss on the grounds of forum non conveniens and subject matter jurisdiction. Apotex appealed the decision to the Court of Appeal for Ontario. On October 10, 2008, the Court of Appeal dismissed the lawsuit. Apotex did not appeal to the Supreme Court of Canada. Instead, on November 13, 2008, Apotex filed the lawsuit in New Jersey Superior Court described above.

PLAVIX* – Canada (Cobalt)

As previously disclosed, Sanofi and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt and the Minister of Health in response to a NOA from Cobalt directed against the ‘777 Patent and Canadian Patent No. 2,334,870 (the ‘870 Patent). Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 Patents. Cobalt alleged that the ‘777 Patent was invalid and that the ‘870 Patent was invalid and not infringed. Following the Supreme Court of Canada decision in Apotex Inc. v. Sanofi-Synthelabo Canada Inc., 2008 SCC 61, dismissing Apotex’s appeal and upholding the validity of the ’777 Patent as described above, the Federal Court of Canada granted Sanofi’s application for an order of prohibition against the Minister of Health and Cobalt precluding approval of Cobalt’s ANDS until the ’777 Patent expires in 2012. Sanofi did not pursue the prohibition action with respect to the ’870 Patent.

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

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PLAVIX* – Australia

As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts are valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts are invalid. In view of this decision, it is possible a generic company could develop and seek registration in Australia for an alternate salt form of clopidogrel (other than bisulfate, hydrochloride, hydrobromide, or taurocholate). The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009 and a decision is pending.

PLAVIX* – Germany

As previously disclosed, in 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by Sanofi and BMS for PLAVIX*. In May 2008, the German health authority (Bfarm) granted marketing authorization to the YES Pharmaceutical product. Data protection for PLAVIX* did not expire until July 2008. Sanofi and BMS filed an objection to the grant of the marketing authorization on the grounds that their data exclusivity rights had been infringed. YES Pharmaceutical and its partners sought immediate enforcement of the marketing authorization, which was denied by Bfarm. YES Pharmaceutical and its partners then filed a legal motion for immediate enforcement before the administrative court, which was granted. YES Pharmaceutical’s partners, Hexal and Ratiopharm, began and continue to market the product in Germany. Sanofi and BMS appealed the decision of the administrative court, but this appeal has been rejected by the administrative appeal court. The third- party objection before Bfarm was dismissed by Bfarm. Sanofi and BMS have appealed this decision to the administrative court in Cologne. This matter is currently pending. YES Pharmaceutical and its partners have announced that they plan to seek marketing authorization in other EU countries in addition to Germany. Also, the Company believes that other companies have filed for approvals in the EU of a clopidogrel containing product. These applications are pending.

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

ERBITUX*

As previously disclosed, in February 2007, Abbott Laboratories (Abbott) filed suit against ImClone in the U.S. District Court for the District of Massachusetts alleging that ImClone’s manufacture and sale of ERBITUX* infringe U.S. Patent No. 5,665,578 (the ‘578 Patent), and seeking damages for that alleged infringement. Pursuant to settlement and sublicensing agreements executed by ImClone and Repligen Corporation (Repligen) announced on September 10, 2007, Repligen granted ImClone a royalty-free, irrevocable worldwide sublicense for the future use of other patented technology, including the ‘578 Patent, owned by Abbott and licensed to Repligen under an agreement between Abbott and Repligen. On September 23, 2008, ImClone and Abbott executed a written settlement agreement ending the litigation pending between the parties. Under the terms of the settlement agreement, ImClone paid Abbott $17.5 million for full and final settlement of all claims and counterclaims. The Company’s commercial agreements with ImClone include provisions pursuant to which certain financial consequences to the Company resulting from the settlement and sublicensing agreements would be the responsibility of ImClone.

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

It is not possible at this time to assess the outcome of this lawsuit or the potential impact on the Company.

ENFAMIL

On September 15, 2008, the Company and its wholly-owned subsidiary Mead Johnson & Co. filed a patent infringement lawsuit against Abbott Laboratories and Abbott Nutrition (Abbott) in U.S. District Court for the Southern District of Indiana for infringement of its U.S. Patent No. 7,040,500. The companies allege that Abbott’s sale of certain cans of SIMILAC* infant formula powder infringes the ‘500 patent. In February 2009, the companies entered into a settlement agreement resolving this matter.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In November 2008, the California Supreme Court granted the plaintiffs’ petition for review. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company in the event plaintiffs are successful on appeal.

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

ANTITRUST LITIGATION

As previously disclosed, 18 lawsuits comprised of both individual suits and purported class actions have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits allege, among other things, that the purported settlement with Apotex of the patent infringement litigation violated the Sherman Act and related laws. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The putative class actions filed on behalf of direct purchasers have been consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the putative class actions filed on behalf of indirect purchasers have been consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints were filed on October 19, 2007. Defendants filed a consolidated motion to dismiss on December 11, 2007, which remains pending. It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

SHAREHOLDER DERIVATIVE ACTIONS

As previously disclosed, on July 31, 2007, certain members of the Board of Directors, current and former officers and the Company were named in two derivative actions filed in the New York State Supreme Court, John Frank v. Peter Dolan, et al. (07-602580) and Donald Beebout v. Peter Dolan, et al. (07-602579), and one derivative action filed in the federal district court, Steven W. Sampson v. James D. Robinson, III, et al. (07-CV-6890). The complaints allege breaches of fiduciary duties for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. Plaintiffs seek monetary damages on behalf of the Company, contribution and indemnification. By decision filed on December 13, 2007, the state court granted motions to dismiss the complaints, Frank and Beebout, relating to certain members of the Board of Directors, but did not

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

dismiss the complaints as to the former officers. By decision dated August 20, 2008, the federal district court granted the Company’s motion to dismiss the Sampson action. Plaintiffs have appealed the district court’s decision to the U.S. Circuit Court of Appeals for the Second Circuit, which is pending.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in five state attorneys’ general suits pending in federal and state courts around the country.

As previously reported, one set of class actions, together with a suit by the Arizona attorney general, have been consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. In June 2007, the Company settled in principle the claims of Class 1 (Medicare Part B beneficiaries nationwide) for $13 million, plus half the costs of class notice up to a maximum payment of $1 million and the parties are finalizing the terms of the settlement. A hearing will be scheduled for preliminary approval of the Class 1 settlement. In June 2007, in a non-jury trial in the AWP MDL, the Court found the Company liable for violations of Massachusetts’ consumer protection laws with respect to certain oncology drugs for certain years and awarded damages in the amount of $183 thousand plus interest for Class 3 (private third-party payors) and instructed the parties to apply the Court’s opinion to determine damages for Class 2 (Medigap insurers). In August, 2007, the Court found damages of $187 thousand plus interest for Class 2. The Company has appealed the June 2007 decision to the U.S. Court of Appeals for the First Circuit and oral arguments were heard on November 4, 2008. In September 2008, the Court in the AWP MDL issued an order certifying multi-state classes for Class 2 and Class 3.

It is not possible at this time reasonably to assess the outcome of the litigation matters described above, or their potential impact on the Company.

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program. In July 2006, the U.S. District Court for the Northern District of California dismissed the lawsuit with prejudice for failure to state a claim and plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit. In September 2008, the Ninth Circuit reversed the District Court’s dismissal and reinstated the lawsuit.

It is not possible at this time to reasonably assess the outcome of this lawsuit, or its potential impact on the Company.

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. In addition to lawsuits, the Company also faces unfiled claims involving other products. At this time, the Company does not believe that any of the on-going lawsuits will likely result in a material effect on the Company’s financial results or operations. However, the Company is also aware of potential unfiled claims. It is not possible at this time to reasonably assess the outcome of any additional lawsuits that might be filed or their potential impact on the Company.

The Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). The NJ District Court ordered an administrative termination of these cases pending resolution of potentially related issues before the United State Supreme Court in cases involving prescription drugs and preemption. The defendants have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably asses the outcomes of these lawsuits or their impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of December 31, 2008, the Company estimated its share of the total future costs for these sites to be approximately $62 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

Passaic River (NJ) Remediation and Natural Resource Damages Claims

As previously disclosed, in September 2003, the New Jersey Department of Environmental Protection (NJDEP) issued an administrative enforcement Directive requiring the Company and other companies to perform an assessment of natural resource damages and to implement unspecified interim remedial measures to restore conditions in the Lower Passaic River (LPR). The Directive named the Company due to releases from a nearby bulk chemical reprocessing facility operated by a predecessor of McKesson Corp. Subsequently, the EPA issued notice letters to numerous parties, but not the Company, requesting performance of a Remedial Investigation/Feasibility Study (RI/FS) of conditions in the LPR. Under a consent agreement with EPA in 2004, a group of these other parties committed to pay roughly half of the $20 million estimated for the RI/FS by EPA at that time. The EPA thereafter substantially increased its estimate of the scope and cost of the RI/FS and, as a result, the EPA agreed to allow the group to perform most of the remaining RI/FS tasks. By the group’s estimate, total costs to complete the RI/FS and related tasks now exceed $50 million. The group has negotiated an amended consent agreement with the EPA to conduct the remaining RI/FS work, which became effective in May 2007. As part of that process, the Company and McKesson have bought out of remaining RI/FS tasks.

Separately, the Company has agreed to pay approximately $110 thousand towards RI/FS tasks previously funded by McKesson and work cooperatively going forward, subject to later reallocation. In mid-2007 the EPA announced plans to seek implementation of “early-action” remedial measures to address the most highly-contaminated portions of the LPR while the RI/FS is being completed. The EPA has indicated it expects to select any such actions early in 2009. Also, a sub-group of the cooperating private parties have commenced discussions with federal natural resource trustee agencies concerning an agreement to assess natural resource damages in the LPR. Those discussions are expected to continue until mid-2009. The remaining parties, including the Company and McKesson, have declined to discuss the proposal at least until the scope and cost of the “early-actions” sought by the EPA are most thoroughly understood. The extent of any liability the Company may face for these and related requirements cannot yet be determined.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and has asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted; the Company transmitted an initial interim funding payment in December 2007. The parties have since commenced mediation activities, which are expected to conclude by mid-2009.

ODS Regulatory Compliance

As previously disclosed, the EPA was investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent Mead Johnson a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The Company has signed a Consent Decree with the EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility, which was filed in the Evansville Division of the U.S. District Court for the Southern District of Indiana on July 8, 2008. The Consent Decree requires the Company to pay a civil penalty of $127 thousand and to retire, retrofit or replace 17 ODS-containing refrigeration units by June 2009 located at facilities in New Jersey, Indiana, and Puerto Rico. The Consent Decree also requires the Company to spend at least $2,225 thousand on a Supplemental Environmental Project, which consists of the removal of two ODS-containing comfort cooling devices at the New Brunswick, NJ facility and the tie in of their functions to a new centralized chiller system that does not use ODS as a refrigerant. The Consent Decree has not yet been entered by the court.

New Brunswick Facility – Environmental & Personal Injury Lawsuits

As previously disclosed, in May 2008, approximately 100 lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. The complaints also allege that BMS has failed to remediate contamination at the New Brunswick facility in compliance with state and federal cleanup requirements. The New Brunswick facility is already undergoing environmental remediation as part of a New Jersey Department of Environmental Protection (NJDEP) approved cleanup plan. In addition to the lawsuits, the plaintiffs filed a notice seeking relief under the NJ Environmental Rights Act. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company has filed motions to dismiss these lawsuits, some of which were denied with leave to refile them after discovery has been taken, while others are still pending before the court. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

WAGE & HOUR LITIGATION

As previously disclosed, a putative class action complaint was filed against the Company by former sales representatives. In Beth Amendola v. Bristol-Myers Squibb Company, et al. (Docket No. 07-CV-6088), filed in June 2007 in the District court, the plaintiff alleges that the Company violated the federal Fair Labor Standards Act by, among other things, not paying overtime compensation to her and a putative class of similarly situated sales employees. On June 5, 2008 the Court issued a decision that renders the case a nonclass action lawsuit. The Company settled the lawsuit with the individual plaintiffs. This settlement agreement is not material to the Company and concludes the lawsuit.

NOTE 25 LEGAL PROCEEDINGS AND CONTINGENCIES (Continued)

OTHER PROCEEDINGS

SEC Germany Investigation

As previously disclosed, in October 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. On October 4, 2006, the SEC informed the Company that its inquiry is now formal. The SEC’s inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with both the SEC and the German authorities. The Company has established an accrual with respect to the investigation by the German prosecutor. It is not possible at this time reasonably to assess the outcome of these investigations or their impact on the Company.

ConvaTec – Italy Investigation

As previously reported, the Italian competition authorities investigated a complaint lodged by a hospital in the Ferrara region of Italy relating to an allegation that four medical device companies, including ConvaTec, boycotted tenders in 2003 and 2004, (the Ferrara tenders). In May 2007, ConvaTec received a statement of objections from the Italian competition authorities, whereby the authorities alleged that four medical device companies, including ConvaTec, acted in a concerted manner with regard not only to the Ferrara tenders, but tenders or pricing discussions in three other regions and acted in such a way to prevent competition throughout Italy. In August 2007, the competition authorities issued their decision, and found that the four medical device companies had infringed Italian anti-trust law by not participating in the Ferrara tenders, and imposed a fine against ConvaTec in an amount that is not material to the Company. (As ConvaTec was a division of BMS Italy prior to its divestiture, the fine was imposed against BMS Italy). ConvaTec appealed the decision to the Administrative Court and the fine imposed against ConvaTec was later reduced. The Company has further appealed the decision to the High Court of Second Instance (Consiglio di Stato) and a hearing occurred on February 17, 2009.

Note 26 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008:
Net Sales	$4,891	$5,203	$5,254	$5,249	$20,597
Gross Margin	3,321	3,533	3,620	3,727	14,201
Net Earnings from Continuing Operations	647	722	588	1,198	3,155
Net Earnings from Discontinued Operations, net	14	42	1,990	46	2,092
Net Earnings	661	764	2,578	1,244	5,247
Earnings per Common Share(1):
Basic:
Net Earnings from Continuing Operations	$0.32	$0.37	$0.30	$0.61	$1.60
Net Earnings from Discontinued Operations, net	0.01	0.02	1.00	0.02	1.05

Net Earnings per common share	$0.33	$0.39	$1.30	$0.63	$2.65

Diluted:
Net Earnings from Continuing Operations	$0.32	$0.36	$0.30	$0.61	$1.59
Net Earnings from Discontinued Operations, net	0.01	0.02	0.99	0.02	1.04

Net Earnings per common share	$0.33	$0.38	$1.29	$0.63	$2.63

Dividends declared per common share	$0.31	$0.31	$0.31	$0.31	$1.24

Cash and cash equivalents	$2,443	$4,047	$7,173	$7,976	$7,976
Marketable securities	194	355	258	289	289

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007:
Net Sales	$4,063	$4,471	$4,601	$5,058	$18,193
Gross Margin	2,797	3,063	3,123	3,342	12,325
Net Earnings/(Loss) from Continuing Operations	592	588	753	(192)	1,741
Net Earnings from Discontinued Operations, net	98	118	105	103	424
Net Earnings/(Loss)	690	706	858	(89)	2,165
Earnings per Common Share(1):
Basic:
Net Earnings/(Loss) from Continuing Operations	$0.30	$0.30	$0.38	$(0.10)	$0.88
Net Earnings from Discontinued Operations, net	0.05	0.06	0.05	0.05	0.22

Net Earnings/(Loss) per common share	$0.35	$0.36	$0.43	$(0.05)	$1.10

Diluted:
Net Earnings/(Loss) from Continuing Operations	$0.30	$0.30	$0.38	$(0.10)	$0.88
Net Earnings from Discontinued Operations, net	0.05	0.06	0.05	0.05	0.21

Net Earnings/(Loss) per common share	$0.35	$0.36	$0.43	$(0.05)	$1.09

Dividends declared per common share	$0.28	$0.28	$0.28	$0.31	$1.15

Cash and cash equivalents	$2,214	$2,379	$1,647	$1,801	$1,801
Marketable securities	1,798	2,267	1,935	424	424

(1)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

The following table reconciles previously reported data with current year quarterly data which has been updated for discontinued operations related to the ConvaTec disposition. See “—Note 6. Discontinued Operations and Assets Held for Sale.”

	First Quarter 2007			Fourth Quarter 2007			First Quarter 2008
Dollars in Millions, except per share data	Previously Reported	Adjusted for ConvaTec Disposition	As Reported in December 31, 2008 10-K	Previously Reported	Adjusted for ConvaTec Disposition	As Reported in December 31, 2008 10-K	Previously Reported	Adjusted for ConvaTec Disposition	As Reported in December 31, 2008 10-K
Net Sales	$4,317	$(254)	$4,063	$5,381	$(323)	$5,058	$5,181	$(290)	$4,891
Gross Margin	2,977	(180)	2,797	3,564	(222)	3,342	3,524	(203)	3,321
Net Earnings from Continuing Operations	643	(51)	592	(133)	(59)	(192)	701	(54)	647
Net Earnings from Discontinued Operations, net	47	51	98	44	59	103	(40)	54	14
Net Earnings	690	—	690	(89)	—	(89)	661	—	661
Earnings per Common Share:
Basic:
Net Earnings from Continuing Operations	$0.33	$(0.03)	$0.30	$(0.07)	$(0.03)	$(0.10)	$0.35	$(0.03)	$0.32
Net Earnings from Discontinued Operations, net	0.02	0.03	0.05	0.02	0.03	0.05	(0.02)	0.03	0.01

Net Earnings per common share	$0.35	$—	$0.35	$(0.05)	$—	$(0.05)	$0.33	$—	$0.33

Diluted:
Net Earnings from Continuing Operations	$0.33	$(0.03)	$0.30	$(0.07)	$(0.03)	$(0.10)	$0.35	$(0.03)	$0.32
Net Earnings from Discontinued Operations, net	0.02	0.03	0.05	0.02	0.03	0.05	(0.02)	0.03	0.01

Net Earnings per common share	$0.35	$—	$0.35	$(0.05)	$—	$(0.05)	$0.33	$—	$0.33

Note 26 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

The Company recorded the following specified expense/(income) items in 2008 and 2007 that affected the comparability of results:

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008:
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$11	$30	$26	$122	$189
Accelerated depreciation, asset impairment and other shutdown costs	96	58	53	34	241
Pension settlements/curtailments	—	—	—	17	17
Process standardization implementation costs	15	21	28	45	109
Gain on sale and leaseback of properties	(9)	—	—	—	(9)
Termination of lease contracts	—	—	—	15	15
Gain on sale of product lines and businesses	—	—	—	(159)	(159)

	113	109	107	74	403
Other:
Litigation settlement	—	2	30	1	33
Insurance recovery	—	—	—	(20)	(20)
Mead Johnson charges	—	1	9	34	44
Product liability	16	—	2	—	18
Upfront and milestone payments and acquired in-process research and development	20	63	37	260	380
Asset impairment	—	—	—	40	40
ARS impairment charges and gain/(loss) on sale	25	(2)	224	77	324
Debt buyback and swap terminations	—	—	—	(57)	(57)
Gain on sale of ImClone shares	—	—	—	(895)	(895)

	174	173	409	(486)	270
Income taxes on items above	(33)	(34)	(87)	193	39

Decrease/(Increase) to Net Earnings from Continuing Operations	$141	$139	$322	$(293)	$309

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007:
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$145	$145
Accelerated depreciation and asset impairment	—	—	—	110	110
Process standardization implementation costs	—	—	—	37	37

	—	—	—	292	292
Other:
Litigation settlement	—	14	—	—	14
Insurance recovery	—	—	(11)	—	(11)
Product liability	—	—	5	10	15
Upfront and milestone payments and acquired in-process research and development	80	17	60	235	392
ARS impairment charges	—	—	—	275	275
Downsizing and streamlining of worldwide operations	37	7	—	—	44
Accelerated depreciation, asset impairment and contract termination	16	13	17	54	100
Gain on sale of properties and product lines and businesses	—	(26)	(247)	(9)	(282)

	133	25	(176)	857	839
Income taxes on items above	(40)	(5)	82	(70)	(33)
Change in estimate for taxes on a prior year specified item	(39)	—	—	—	(39)

Decrease/(Increase) to Net Earnings from Continuing Operations	$54	$20	$(94)	$787	$767

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 9 and 24 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007, and Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey February 20, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2008, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2008 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

On February 17, 2009, Mead Johnson & Company (MJ&C), as borrower, and Mead Johnson Nutrition Company (Mead Johnson), as guarantor, both of which are indirect, majority-owned subsidiaries of the Company, entered into a three year syndicated revolving credit facility agreement (Credit Facility) with the financial institutions and other lenders named therein, including JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent.

The Credit Facility is unsecured and repayable on maturity in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $410 million, which amount may be increased from time to time up to $500 million at the request of MJ&C, subject to customary conditions contained in the Credit Facility. The proceeds of the Credit Facility are to be used for working capital and other general corporate purposes of Mead Johnson and its subsidiaries, including commercial paper backup and repurchase of shares.

Borrowings under the Credit Facility will bear interest either at (a) the LIBOR rate for specified interest periods plus a margin determined with reference to the Company’s consolidated leverage ratio or (b) a floating rate based upon JPMCB’s prime rate, the Federal Funds rate or the LIBOR rate plus, in each case, a margin determined with reference to the Company’s consolidated leverage ratio. The Company is also paying customary facility, structuring and syndication and administration fees.

Mead Johnson has guaranteed the obligations of MJ&C and all other subsidiary borrowers under the Credit Facility. Additional subsidiaries of Mead Johnson may become borrowers under the Credit Facility, in which case, Mead Johnson and MJ&C both will guaranty all obligations of such subsidiary under the Credit Facility.

The Credit Facility contains customary covenants, including covenants applicable to Mead Johnson and its subsidiaries, limiting liens, substantial asset sales and mergers. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Credit Facility also contains the following financial covenants:

•

Mead Johnson is required to maintain a ratio of (a) consolidated total debt to (b) consolidated EBITDA of not greater than 3.25 to 1.0. Compliance with such covenant is tested on the last day of each fiscal quarter and as a condition precedent to each credit extension under the Credit Facility.

•

Mead Johnson is required to maintain a ratio of (i) consolidated EBITDA to (ii) consolidated interest expense of at least 3.00 to 1.00. Compliance with such covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 20, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 20, 2009

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)

Reference is made to the 2009 Proxy Statement to be filed on or about March 23, 2009 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)

The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2009 Proxy Statement to be filed on or about March 23, 2009 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2009 Proxy Statement to be filed on or about March 23, 2009 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2009 Proxy Statement to be filed on or about March 23, 2009 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to the 2009 Proxy Statement to be filed on or about March 23, 2009 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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
1.

Form of Underwriting Agreement relating to the 5.450% Notes due 2018 and 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 1.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of September 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K dated September 9, 2008 and filed on September 12, 2008).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

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

*

4i.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4k.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4l.

Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r the Form 8-K dated November 20, 2006 and filed on November 27, 2006).

*

4m.

Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).	*

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).	*

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).	*

4q.	Form of 5.45% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	*

4r.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	*

10a.

$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2006 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2006 and filed on December 27, 2006).

*

10b.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	*

**10c.

Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

*

**10d.

Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10e.

Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10f.

Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

*

**10g.

Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).

*

**10h.

Form of Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended March 31, 2007).

*

**10i.	Form of Restricted Stock Award Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10j.	Form of Performance Shares Agreement for the 2006-2008 Performance Cycle (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10k.	Form of Performance Shares Agreement for the 2007-2009 Performance Cycle (incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2008).	*

**10l.	Form of Performance Shares Agreement for the 2008-2010 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007).	*

**10m.	Form of Performance Shares Agreement for the 2009-2011 Performance Cycle (filed herewith).	E-10-1

**10n.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10o.	Form of Restricted Stock Units Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10p.

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

**10q.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10r.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10s.

Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (effective May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10t.

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

**10v.

Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

*

**10w.

Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective June 10, 2008 (incorporated herein by reference by reference to Exhibit 10.6 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10x.

Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).

*

**10y.

Amended and Restated Aircraft Time Sharing Agreement dated June 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2008).

*

**10z.

Letter Agreement dated February 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed on February 15, 2008).

*

**10aa.

Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 5, 2006 and filed on December 11, 2006).

*

**10bb.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (filed herewith).	E-10-2

**10cc.

Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10dd.

Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 2005).

*

**10ee.

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

**10ff.

Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)

*

**10gg.

Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

*

**10hh.

Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

*

**10ii.

Form of Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and Cidron Healthcare Limited dated May 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

**10jj.	Letter Agreement between Jean-Marc Huet and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

**10kk.	Separation Agreement between Andrew Bonfield and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

*

Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), ISCOVER, KARVEZIDE, COAPROVEL, and PLAVIX are trademarks of Sanofi-Aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; DOVONEX is a trademark of Leo Pharma A/S; NORVIR is a trademark of Abbott Laboratories; SIMILAC is a trademark of Abbott Laboratories and EXCEDRIN in Spain, Asia (excluding China and Taiwan) and certain Oceanic countries are trademarks of Lion Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ JAMES M. CORNELIUS
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CORNELIUS	Chairman of the Board and	February 20, 2009
(James M. Cornelius)	Chief Executive Officer
(Principal Executive Officer)

/s/ JEAN-MARC HUET	Chief Financial Officer	February 20, 2009
(Jean-Marc Huet)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Vice President and Corporate Controller	February 20, 2009
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ LEWIS B. CAMPBELL	Director	February 20, 2009
(Lewis B. Campbell)

/s/ LOUIS J. FREEH	Director	February 20, 2009
(Louis J. Freeh)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 20, 2009
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 20, 2009
(Michael Grobstein)

/s/ LEIF JOHANSSON	Director	February 20, 2009
(Leif Johansson)

/s/ ALAN J. LACY	Director	February 20, 2009
(Alan J. Lacy)

/s/ VICKI L. SATO, PH.D.	Director	February 20, 2009
(Vicki L. Sato, Ph.D.)

/s/ TOGO D. WEST, JR.	Director	February 20, 2009
(Togo D. West, Jr.)

/s/ R. SANDERS WILLIAMS, M.D.	Director	February 20, 2009
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
1.

Form of Underwriting Agreement relating to the 5.450% Notes due 2018 and 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 1.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of September 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Form 8-K dated September 9, 2008 and filed on September 12, 2008).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

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

*

4i.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	*

4j.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4k.	Specimen Certificate of Convertible Preferred Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	*

4l.

Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r the Form 8-K dated November 20, 2006 and filed on November 27, 2006).

*

4m.

Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).	*

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).	*

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).	*

4q.	Form of 5.45% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	*

4r.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	*

10a.

$2,000,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2006 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America, N.A. as syndication agent, and JPMorgan Chase Bank and Citicorp North America, Inc., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 21, 2006 and filed on December 27, 2006).

*

10b.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	*

**10c.

Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

*

**10d.

Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10e.

Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10f.

Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

*

**10g.

Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).

*

**10h.

Form of Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended March 31, 2007).

*

**10i.	Form of Restricted Stock Award Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10j.	Form of Performance Shares Agreement for the 2006-2008 Performance Cycle (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10k.	Form of Performance Shares Agreement for the 2007-2009 Performance Cycle (incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2008).	*

**10l.	Form of Performance Shares Agreement for the 2008-2010 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007).	*

**10m.	Form of Performance Shares Agreement for the 2009-2011 Performance Cycle (filed herewith).	E-10-1

**10n.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10o.	Form of Restricted Stock Units Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10p.

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

**10q.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10r.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10s.

Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (effective May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10t.

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

**10v.

Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

*

**10w.

Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective June 10, 2008 (incorporated herein by reference by reference to Exhibit 10.6 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10x.

Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).

*

**10y.

Amended and Restated Aircraft Time Sharing Agreement dated June 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2008).

*

**10z.

Letter Agreement dated February 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed on February 15, 2008).

*

**10aa.

Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 5, 2006 and filed on December 11, 2006).

*

**10bb.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (filed herewith).	E-10-2

**10cc.

Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended to March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10dd.

Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended to January 10, 2006 (incorporated herein by reference to Exhibit 10l to the Form 10-K for the fiscal year ended December 31, 2005).

*

**10ee.

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

**10ff.

Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000.)

*

**10gg.

Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

*

**10hh.

Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

*

**10ii.

Form of Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and Cidron Healthcare Limited dated May 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

**10jj.	Letter Agreement between Jean-Marc Huet and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

**10kk.	Separation Agreement between Andrew Bonfield and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts, charge-backs & discounts	Bad debts written off/payments for charge- backs & discounts	Balance at end of period
Dollars in Millions
Allowances for Charge-Backs, Discounts and Doubtful Accounts:(1)
For the year ended December 31, 2008	$180	$914	$(966)	$128
For the year ended December 31, 2007	150	949	(919)	180
For the year ended December 31, 2006	207	955	(1,012)	150

Description	Balance at beginning of period	Provisions for valuation allowance	Release of valuation allowance /other	Other comprehensive income	Goodwill	Balance at end of period
Dollars in Millions
Valuation Allowance on Deferred Tax Assets: (1)
For the year ended December 31, 2008	$1,950	$9	$(192)	$14	$14	$1,795
For the year ended December 31, 2007	625	1,325	—	—	—	1,950
For the year ended December 31, 2006	559	189	(123)	—	—	625

(1)

Amounts have been reclassified to give effect to discontinued operations. For further information on discontinued operations, see “Item 8. Financial Statements—Note 6. Discontinued Operations and Assets Held for Sale.”