Form 10-Q
period 2009-03-31
BRISTOL MYERS SQUIBB CO
filed 2009-04-28
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices) (Zip Code)

(212) 546-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2009, there were 1,980,882,704 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
EARNINGS

Net Sales	$5,015	$4,891

Cost of products sold	1,413	1,570
Marketing, selling and administrative	1,064	1,134
Advertising and product promotion	324	319
Research and development	923	782
Provision for restructuring, net	27	11
Litigation expense, net	104	—
Equity in net income of affiliates	(146)	(164)
Other (income)/expense, net	(78)	32

Total Expenses, net	3,631	3,684

Earnings from Continuing Operations Before Income Taxes	1,384	1,207
Provision for income taxes	463	330

Net Earnings from Continuing Operations	921	877

Discontinued Operations:
Earnings net of taxes	—	57
Loss on Disposal, net of taxes	—	(43)

Net Earnings from Discontinued Operations	—	14

Net Earnings	921	891

Net Earnings Attributable to Noncontrolling Interest	283	230

Net Earnings Attributable to Shareholders	$638	$661

Earnings from Continuing Operations Attributable to Shareholders per Common Share:
Basic	$0.32	$0.32
Diluted	$0.32	$0.32

Earnings Attributable to Shareholders per Common Share:
Basic	$0.32	$0.33
Diluted	$0.32	$0.33

Dividends declared per common share	$0.31	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
COMPREHENSIVE INCOME

Net Earnings	$921	$891
Other Comprehensive Income/(Loss):
Foreign currency translation	(75)	154
Foreign currency translation on hedge of a net investment	33	(117)
Derivatives qualifying as cash flow hedges, net of tax of $17 in 2009 and $35 in 2008	34	(74)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of tax of $7 in 2009 and $5 in 2008	(20)	11
Pension and postretirement benefits, net of tax of $60 in 2009	110	—
Pension and postretirement benefits reclassified to net earnings, net of tax of $17 in 2009 and $6 in 2008	30	23
Available for sale securities, net of tax of $1 in 2009 and $2 in 2008	2	(77)

Total Other Comprehensive Income/(Loss)	114	(80)

Comprehensive Income	1,035	811

Comprehensive Income Attributable to Noncontrolling Interest	286	230

Comprehensive Income Attributable to Shareholders	$749	$581

RETAINED EARNINGS

Retained Earnings at January 1	$22,549	$19,762
Net Earnings Attributable to Shareholders	638	661
Cash dividends declared	(616)	(615)

Retained Earnings at March 31	$22,571	$19,808

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$7,832	$7,976
Marketable securities	1,088	289
Receivables, net of allowances of $118 in 2009 and $128 in 2008	3,600	3,644
Inventories, net	1,735	1,765
Deferred income taxes, net of valuation allowances	759	703
Prepaid expenses	361	320

Total Current Assets	15,375	14,697

Property, plant and equipment, net	5,386	5,405
Goodwill	4,827	4,827
Other intangible assets, net of accumulated amortization of $1,857 in 2009 and $1,802 in 2008	1,107	1,151
Deferred income taxes, net of valuation allowances	1,944	2,137
Other assets	1,054	1,269

Total Assets	$29,693	$29,486

LIABILITIES

Current Liabilities:
Short-term borrowings	$156	$154
Accounts payable	1,695	1,535
Accrued expenses	2,438	2,936
Deferred income	321	277
Accrued rebates and returns	821	806
U.S. and foreign income taxes payable	446	347
Dividends payable	618	617
Accrued litigation liabilities	138	38

Total Current Liabilities	6,633	6,710

Pension, postretirement and postemployment liabilities	1,723	2,285
Deferred income	767	791
U.S. and foreign income taxes payable	510	466
Other liabilities	439	441
Long-term debt	6,492	6,585

Total Liabilities	16,564	17,278

Commitments and contingencies (Note 21)

EQUITY

Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,668 in 2009 and 2008, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2009 and 2008	220	220
Capital in excess of par value of stock	3,759	2,828
Restricted stock	(98)	(71)
Accumulated other comprehensive loss	(2,605)	(2,719)
Retained earnings	22,571	22,549
Less cost of treasury stock —224 million common shares in 2009 and 226 million in 2008	(10,510)	(10,566)

Total Shareholders’ Equity	13,337	12,241
Noncontrolling interest	(208)	(33)

Total Equity	13,129	12,208

Total Liabilities and Equity	$29,693	$29,486

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net earnings	$921	$891
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(283)	(230)
Depreciation	110	186
Amortization	52	65
Deferred income tax expense	27	267
Stock-based compensation expense	43	48
Impairment charges	—	25
Gain on sale of product lines and businesses	(37)	(25)
Gain on sale of property, plant and equipment	(7)	(6)
Changes in operating assets and liabilities:
Receivables	81	(5)
Inventories	(18)	(103)
Deferred income	26	(23)
Accounts payable	206	200
U.S. and foreign income taxes payable	71	(134)
Changes in other operating assets and liabilities	(740)	(381)

Net Cash Provided by Operating Activities	452	775

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	80	148
Purchases of marketable securities	(870)	(48)
Additions to property, plant and equipment and capitalized software	(201)	(250)
Proceeds from sale of property, plant and equipment and investment in other companies	28	16
Proceeds from sale of product lines and businesses	37	483
Proceeds from sale and leaseback of properties	—	227

Net Cash (Used in)/Provided by Investing Activities	(926)	576

Cash Flows From Financing Activities:
Short-term debt borrowings/(repayments)	2	(120)
Long-term debt repayments	—	(1)
Interest rate swap termination	187	—
Dividends paid	(616)	(613)
Proceeds from Mead Johnson initial public offering	782	—

Net Cash Provided by/(Used in) Financing Activities	355	(734)

Effect of Exchange Rates on Cash and Cash Equivalent	(25)	25

(Decrease)/Increase in Cash and Cash Equivalents	(144)	642
Cash and Cash Equivalents at Beginning of Period	7,976	1,801

Cash and Cash Equivalents at End of Period	$7,832	$2,443

The consolidated statements of cash flows include the activities of the discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2009 and December 31, 2008, the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008. All material intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in our current Report on Form 8-K, filed on April 28, 2009. See “—Note 3. Business Segments” for discussion of the change in business segments, due to the Mead Johnson Nutrition Company (Mead Johnson) initial public offering. Certain reclassifications were made to conform to the current period presentation.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results.

The Company recognizes revenue when title and substantially all the risks and rewards of ownership have transferred to the customer. Generally, revenue is recognized at the time of shipment; however, for certain sales made by Mead Johnson and certain non-U.S. businesses within the BioPharmaceuticals segment, revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.

In addition, the Company includes alliance revenue in net sales. The Company has agreements to promote pharmaceuticals discovered by other companies. Alliance revenue is based upon a percentage of the Company’s copromotion partners’ net sales and is earned when the related product is shipped by the copromotion partners and title passes to the customer.

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

The Company adopted the provisions of Statement of Financial Standards (SFAS) No. 157, Fair Value Measurements, with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, on January 1, 2009. As a result of adoption the following retroactive adjustment was made: the December 31, 2008 noncontrolling interest balance of $33 million, previously presented as $66 million of receivables and $33 million of non-current other liabilities, has been presented as part of equity. Also, noncontrolling interest has been presented as a reconciling item in the consolidated statements of earnings, the consolidated statements of comprehensive income and retained earnings and the consolidated statements of cash flows.

The Company adopted SFAS No. 141(R), Business Combinations, for business combinations on or after January 1, 2009. This pronouncement replaced SFAS No. 141, Business Combinations, and requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements as there were no business combinations.

Note 1. Basis of Presentation and New Accounting Standards (Continued)

The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, effective January 1, 2009 and the provisions have been applied retroactively. According to this pronouncement a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements are presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-1 applies to the entire collaborative agreement. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 2. Alliances and Collaborations

Sanofi

The Company has agreements with Sanofi-Aventis (Sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel bisulfate), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records Sanofi’s share of the results as a noncontrolling interest which was $391 million ($266 million after-tax) and $334 million ($226 million after-tax) for the three months ended March 31, 2009 and 2008, respectively. The Company recorded net sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,737 million and $1,613 million for the three months ended March 31, 2009 and 2008, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnership within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statements of earnings. The Company’s share of income from these partnership entities before taxes was $147 million and $162 million for the three months ended March 31, 2009 and 2008, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statements of cash flows.

The Company and Sanofi have an alliance for the copromotion of irbesartan. The Company recognized other income of $8 million in each of the three months ended March 31, 2009 and 2008, related to the amortization of deferred income associated with Sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. The unrecognized portion of the deferred income amounted to $115 million and $123 million at March 31, 2009 and December 31, 2008, respectively, and will continue to amortize through 2012, the expected expiration of the license.

Note 2. Alliances and Collaborations (Continued)

The following is the summarized financial information for the Company’s equity interests in the partnerships with Sanofi for the territory covering Europe and Asia:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Net sales	$755	$897
Gross profit	567	683
Net income	289	332

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale by the Company or Otsuka to third-party customers. The product is currently copromoted with Otsuka in the U.S., United Kingdom (UK), Germany, France and Spain. Currently in the U.S., Germany, France and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company records alliance revenue for its 65% contractual share of third-party net sales and records all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK and Italy, where the Company is presently the exclusive distributor for the product, the Company records 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries, the Company records 100% of the net sales and related cost of products sold.

In April 2009, the Company and Otsuka announced an agreement to extend the U.S. portion of the commercialization and manufacturing agreement until the expected loss of product exclusivity in April 2015. Under the terms of the agreement, the Company paid Otsuka $400 million which will be amortized as reduction of sales through the extension period. Beginning on January 1, 2010, the share of ABILIFY* U.S. net sales the Company will receive will change from 65% to 58% for 2010, 53.5% for 2011 and 51.5% for 2012. During this period, Otsuka will be responsible for 30% of the expenses related to the commercialization of ABILIFY*. Beginning January 1, 2013, and through the expected loss of U.S. exclusivity in 2015, the Company will receive 50% of the first $2.7 billion in U.S. net sales, 20% between $2.7 billion and $3.2 billion, 7% between $3.2 billion and $3.7 billion, 2% between $3.7 billion and $4.0 billion, 1% between $4.0 billion and $4.2 billion, and 20% in excess of $4.2 billion. During this period, Otsuka will be responsible for 50% of all expenses related to the commercialization of ABILIFY*.

In addition, the Company and Otsuka announced that they have entered into an oncology collaboration for SPRYCEL and IXEMPRA, which includes the U.S., Japan and European Union (EU) markets (the Oncology Territory). Beginning in 2010 through 2012, the Company will pay Otsuka a collaboration fee equal to 30% of the first $400 million of net sales of SPRYCEL and IXEMPRA in the Oncology Territory, 5% between $400 million and $600 million, 3% between $600 million and $800 million, 2% between $800 million and $1.0 billion, and 1% in excess of $1.0 billion. Between 2013 and 2020, the collaboration fee the Company will pay Otsuka increases to an amount equal to 65% of the first $400 million of net sales of SPRYCEL and IXEMPRA in the Oncology Territory, 12% between $400 million and $600 million, 3% between $600 million and $800 million, 2% between $800 million and $1.0 billion, and 1% in excess of $1.0 billion. During these periods, Otsuka will contribute (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products, and (ii) 1% of such commercial operational expenses relating to the products in the territory in excess of $175 million. Starting in 2011, Otsuka will have the right to co-promote SPRYCEL with the Company in the U.S. and Japan and in 2012 in the top five EU markets.

The U.S. extension and the oncology collaboration include a change-of-control provision in the case of an acquisition of the Company. If the acquiring company does not have a competing product to ABILIFY*, then the new company will assume the ABILIFY* extension agreement and oncology collaboration as it exists today. If the acquiring company has a product that competes with ABILIFY*, the acquiring company may choose whether to divest ABILIFY* or the competing product. In the scenario where ABILIFY* is divested, Otsuka would have the option to acquire the Company’s rights under the extension agreement. The agreements also provide that in the event of a generic competitor to ABILIFY* during the extension term, BMS has the option of terminating the ABILIFY* extension. In such event, BMS would receive a payment from Otsuka according to a pre-determined schedule and the oncology collaboration would either terminate at the same time or continue for a short period according to a pre-determined schedule.

For the entire EU, the agreement remained unchanged and will expire in June 2014. In other countries where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

Note 2. Alliances and Collaborations (Continued)

The Company recorded net sales for ABILIFY* of $589 million and $454 million for the three months ended March 31, 2009 and 2008, respectively. The Company amortized into cost of products sold $2 million in each of the three months ended March 31, 2009 and 2008 for previously capitalized milestone payments. The unamortized capitalized payment balance is recorded in other intangible assets, net and was $21 million at March 31, 2009 and $23 million at December 31, 2008, and will continue to amortize through 2012.

Lilly

The Company has a commercialization agreement with Eli Lilly and Company (Lilly) through its November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and copromotion of ERBITUX* (cetuximab) in the U.S., which expires in September of 2018. The Company also has codevelopment and copromotion rights in Canada and Japan. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement covering North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America.

In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA to provide for cocommercialization of ERBITUX* in Japan, which expires in 2032. Lilly has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for Lilly to continue. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer.

The Company recorded net sales for ERBITUX* of $164 million and $187 million for the three months ended March 31, 2009 and 2008, respectively. The Company amortized into cost of products sold $9 million in each of the three months ended March 31, 2009 and 2008 for previously capitalized milestone payments, which were accounted for as a license acquisition. The unamortized portion of the approval payments is recorded in other intangible assets, net and was $351 million at March 31, 2009 and $360 million at December 31, 2008, and will continue to amortize through 2018, the remaining term of the agreement.

Upon initial execution of the commercialization agreement, the Company acquired an ownership interest in ImClone which approximated 17% at the time of the transaction noted below, and had been accounting for its investment under the equity method. The Company recorded equity in net income of affiliates, which was adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004 of $4 million for the three months ended March 31, 2008. The Company sold its shares of ImClone for $1.0 billion and recognized a pre-tax gain of $895 million in November 2008.

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe.

Gilead records all ATRIPLA* revenues in the U.S., Canada and most countries in Europe and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product to third-party customers. In a limited number of EU countries, the Company records revenue for ATRIPLA* where the Company agreed to purchase the product from Gilead and distribute it to third-party customers. The Company recorded revenues of $182 million and $119 million for the three months ended March 31, 2009 and 2008, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings. The Company recorded an equity loss on the U.S. joint venture with Gilead of $2 million in each of the three months ended March 31, 2009 and 2008.

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the worldwide (except for Japan) codevelopment and cocommercialization of saxagliptin, a DPP-IV inhibitor (Saxagliptin Agreement), and one for the worldwide (including Japan) codevelopment and cocommercialization of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company.

Note 2. Alliances and Collaborations (Continued)

The $150 million in upfront and milestone payments received by the Company in the two year period ended December 31, 2008 were deferred and are being recognized over the useful life of the products into other income. The Company amortized into other income $3 million and $2 million of these payments in the three months ended March 31, 2009 and 2008, respectively. The unamortized portion of the upfront and milestone payments was $131 million at March 31, 2009 and $134 million at December 31, 2008. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to $300 million if all development and regulatory milestones for saxagliptin are met and up to an additional $300 million if all sales-based milestones for saxagliptin are met. Under the SGLT2 Agreement, the Company could receive up to $350 million if all development and regulatory milestones for dapagliflozin are met and up to an additional $390 million if all sales-based milestones for dapagliflozin are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca (with AstraZeneca bearing all the costs of the initial agreed upon development plan for dapagliflozin in Japan) and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. The Company received from AstraZeneca, research and development reimbursements of $24 million and $38 million for the three months ended March 31, 2009 and 2008, respectively. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis (excluding, in the case of saxagliptin, Japan), and the Company will manufacture both products. The companies will cocommercialize dapagliflozin in Japan and share profits/losses equally. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive a royalty.

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions.

The Company received $290 million in upfront payments in the two year period ended December 31, 2008. In addition, the Company received a $150 million milestone payment in April 2009 for the commencement of Phase III clinical trials for prevention of major adverse cardiovascular events in acute coronary syndrome. The Company amortized into other income $5 million of the upfront payments in each of the three month periods ended March 31, 2009 and 2008. The unamortized portion of the upfront and milestone payments was $256 million at March 31, 2009 and $261 million at December 31, 2008. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The company received from Pfizer, research and development reimbursements of $42 million and $43 million for the three months ended March 31, 2009 and 2008, respectively. The Company may also receive additional payments from Pfizer of up to $630 million based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis, and will manufacture product under this arrangement.

Medarex

The Company maintains a worldwide collaboration with Medarex, Inc. (Medarex) to codevelop and copromote ipilimumab, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma.

Future milestone payments are expected to be made by the Company to Medarex based upon the successful achievement of various regulatory and sales-related stages. The Company and Medarex will also share in future development costs. Medarex could receive up to $220 million if all regulatory milestones for ipilimumab are met and up to $275 million if sales-related milestones for ipilimumab are met. In the U.S., Medarex will receive royalties unless it exercises an option to copromote in the U.S., in which event it will share in commercialization costs and receive/bear up to 45% of the profits/losses with the Company in the U.S. The Company has an exclusive license outside of the U.S. and will pay royalties to Medarex.

The Company invested $25 million in Medarex in prior periods, representing 2.4% of their outstanding shares.

Note 2. Alliances and Collaborations (Continued)

Exelixis

In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company paid Exelixis $195 million in 2008 upon execution of the agreement, which was expensed as research and development, and agreed to pay an additional $45 million in 2009. Exelixis will fund the first $100 million of development for XL184. If Exelixis elects to continue sharing development, Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits/losses equally and has an option to copromote in the U.S.; failing such elections, Exelixis receives milestones and royalties on U.S. sales. The Company will fund 100% of development costs in Japan. In addition to royalties on non-U.S. sales, the Company could pay up to $610 million if all development and regulatory milestones are met on both compounds and up to an additional $300 million if all sales-based milestones are met on both compounds.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. During December 2006, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis will pursue the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, the Company paid Exelixis $60 million of upfront fees in 2006. During 2008, the Company paid Exelixis $40 million in IND acceptance milestones. If Exelixis elects to fund development costs and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts out of the codevelopment and copromotion agreement, the Company will take over full development and U.S. commercial rights, and, if successful, will pay Exelixis development and regulatory milestones up to $190 million and up to an additional $90 million of sales-based milestones, as well as royalties.

Since July 2001, the Company has held an equity investment in Exelixis, which at March 31, 2009 represented less than 1% of their outstanding shares.

ZymoGenetics

In January 2009, the Company and ZymoGenetics, Inc. (ZymoGenetics) entered into a global codevelopment arrangement in the U.S. for PEG-Interferon lambda, a novel type 3 interferon for the treatment of hepatitis C. Under the terms of the arrangement, the Company paid ZymoGenetics $105 million in 2009 which was expensed as research and development. ZymoGenetics will fund the first $100 million of global development for PEG-Interferon lambda after which, ZymoGenetics will fund 20% of development costs in the U.S. and Europe and the Company will fund 100% of the development costs in the rest of the world. If ZymoGenetics elects to continue sharing development and commercialization costs in the U.S., ZymoGenetics will share 40% of U.S. profits/losses and has an option to copromote in the U.S. Failing such election to fund development costs in the U.S., ZymoGenetics receives royalties on U.S. sales. In addition to royalties on non-U.S. sales, the Company could pay up to $430 million if all hepatitis C development and regulatory milestones are met, up to $287 million if development and regulatory milestones for other potential indications are met and up to an additional $285 million if all sales-based milestones are met.

Note 3. Business Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company reports financial and operating information in two segments —BioPharmaceuticals and Mead Johnson. The BioPharmaceuticals segment is comprised of the global biopharmaceutical and international consumer medicines businesses. The Mead Johnson segment consists of the Company’s 83.1% interest in Mead Johnson Nutrition Company, which is primarily an infant formula and children’s nutrition business.

Effective January 1, 2009, the Company changed its measurement of segment income for all the periods presented. The following summarizes the most significant changes from the previously reported amounts:

•

Certain items that were previously excluded from segment results are now included, including among other items, costs attributed to certain corporate administrative functions and programs, stock-based compensation expense and net interest expense;

•

Certain items that were previously included in segment results are now excluded, including among other items, costs attributed to productivity transformation initiative (PTI), upfront milestone payments and acquired in-process research and development; and

•	The pre-tax income attributable to noncontrolling interest is excluded from the segment results.

Note 3. Business Segments (Continued)

The following table reconciles the Company’s segment results to earnings from continuing operations before income taxes:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Segment results:
BioPharmaceuticals	$1,098	$832
Mead Johnson	159	208

Total segment results	1,257	1,040

Reconciliation of segment results to earnings from continuing operations before income taxes:
Productivity transformation initiative	(29)	(113)
Auction Rate Securities (ARS) impairment charge	—	(25)
Upfront and milestone payments	(145)	(20)
Litigation and product liability charges	(97)	(16)
Mead Johnson separation costs	(17)	—
Noncontrolling interest — pre-tax	415	341

Earnings from continuing operations before income taxes	$1,384	$1,207

Net sales of the Company’s key products and product categories within business segments were as follows:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
BioPharmaceuticals
PLAVIX*	$1,435	$1,308
AVAPRO*/AVALIDE*	302	305
REYATAZ	322	297
SUSTIVA Franchise (total revenue)	292	273
BARACLUDE	152	108
ERBITUX*	164	187
SPRYCEL	88	66
IXEMPRA	24	25
ABILIFY*	589	454
ORENCIA	124	87
Other	830	1,078

Total BioPharmaceuticals	4,322	4,188

Mead Johnson Nutrition Company products	693	703

Total	$5,015	$4,891

The following table summarizes the Company’s total assets by business segment:
	March 31,	December 31,
Dollars in Millions	2009	2008
BioPharmaceuticals	$27,985	$28,125
Mead Johnson	1,708	1,361

Total	$29,693	$29,486

Note 4. Restructuring

The Company’s productivity transformation initiative is designed to fundamentally change the way it runs its business to meet the challenges of a changing business environment, to take advantage of the diverse opportunities in the marketplace as the Company is transforming into a next-generation BioPharma company, and to create a total of $2.5 billion in annual productivity cost savings and cost avoidance by 2012. In connection with the PTI, the Company aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and to substantially improve its cost base.

The charges associated with the PTI are estimated to be an aggregate range of $1.3 billion to $1.6 billion, which includes $724 million of costs already incurred. The incurred costs are net of $203 million of gains related to the sale of mature product lines and businesses. The exact timing of the recognition of PTI charges cannot be predicted with certainty and will be affected by the existence of triggering events for expense recognition, among other factors.

In three months ended March 31, 2009 and 2008, the Company recorded following PTI charges:

	March 31,	March 31,
Dollars in Millions	2009	2008
Provision for restructuring, net	$27	$11
Accelerated depreciation, asset impairment and other shutdown costs	26	96
Process standardization implementation costs	20	15
Gain on sale of product lines, businesses, and assets	(44)	(9)

Total	$29	$113

Most of the accelerated depreciation, asset impairment charges and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the Company’s manufacturing network in the BioPharmaceuticals segment. These assets continue to be depreciated until the facility closures are complete. The remaining costs of PTI were primarily attributed to process standardization activities across the Company and are recognized as incurred.

Restructuring charges included termination benefits for workforce reduction of approximately 215 and 200 manufacturing, selling, administrative, and research and development personnel across all geographic regions for the three months ended March 31, 2009 and 2008, respectively. The following table presents the detail of expenses incurred in connection with the restructuring activities:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Termination	Other Exit		Termination	Other Exit
Dollars in Millions	Benefits	Costs	Total	Benefits	Costs	Total
Charges	$23	$6	$29	$13	$1	$14
Changes in estimates	(2)	—	(2)	(4)	1	(3)

Provision for restructuring, net	$21	$6	$27	$9	$2	$11

The Company excludes the impact of restructuring charges and other related PTI costs from segment income. See “—Note 3. Business Segments” for a reconciliation of segment results to earnings from continuing operations before income taxes. Restructuring charges originating from the BioPharmaceuticals segment were $19 million and $10 million for the three months ended March 31, 2009 and 2008, respectively, with the remaining charges relating to the Mead Johnson segment.

The following table represents the reconciliation of restructuring liabilities and spending against those liabilities:

	Termination	Other Exit Costs
Dollars in Millions	Liability	Liability	Total
Liability at January 1, 2009	$188	$21	$209
Charges	23	6	29
Changes in estimates	(2)	—	(2)
Spending	(41)	(3)	(44)

Liability at March 31, 2009	$168	$24	$192

Note 5. Mead Johnson Nutrition Company Initial Public Offering

In February 2009, Mead Johnson Nutrition Company completed an initial public offering (IPO), in which it sold 34.5 million shares of its Class A common stock at $24 per share. The net proceeds, after deducting $46 million of underwriting discounts, commissions and offering expenses, were $782 million, which were allocated to noncontrolling interest and capital in excess of par value of stock within the Company’s equity in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51.

Upon completion of the IPO, the Company held 42.3 million shares of Mead Johnson Class A common stock and 127.7 million shares of Mead Johnson Class B common stock, representing an 83.1% interest in Mead Johnson and 97.5% of the combined voting power of the outstanding common stock. The rights of the holders of the shares of Class A common stock and Class B common stock are identical, except with regard to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time at the election of the holder into one share of Class A common stock. The Class B common stock will automatically convert into shares of Class A common stock in certain circumstances.

Mead Johnson will continue to be consolidated for financial reporting purposes. The Company has entered into various agreements related to the separation of Mead Johnson, including a separation agreement, a transitional services agreement, a tax matters agreement, a registration rights agreement and an employee matters agreement.

Note 6. Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestiture of ConvaTec and Medical Imaging. The results of the ConvaTec and Medical Imaging businesses are included in net earnings from discontinued operations for the three months ended March 31, 2008. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million).

The following summarized financial information related to the ConvaTec and Medical Imaging businesses has been segregated from continuing operations in 2008 and reported as discontinued operations through the date of disposition and does not reflect the costs of certain services provided to ConvaTec and Medical Imaging by the Company. These costs were not allocated by the Company to ConvaTec and Medical Imaging and were for services that included legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended March 31, 2008
Dollars in Millions	ConvaTec	Medical Imaging	Total
Net sales	$290	$18	$308

Earnings before income taxes	$83	$4	$87
Curtailment losses and special termination benefits	—	—	—
Provision for income taxes	29	1	30

Earnings, net of taxes	$54	$3	$57

Gain on disposal	$—	$25	$25
Provision for income taxes	—	68	68

Loss on disposal, net of taxes	$—	$(43)	$(43)

The consolidated statements of cash flows include the ConvaTec and Medical Imaging businesses through the date of disposition. The Company uses a centralized approach for cash management and financing of its operations and; debt was not allocated to these businesses.

Note 7. Earnings Per Share

The numerator for basic earnings per share is net earnings attributable to shareholders reduced by dividends attributable to unvested shares. The numerator for diluted earnings per share is net earnings attributable to shareholders with interest expense added back for the assumed conversion of the convertible debt into common stock and reduced by dividends attributable to unvested shares. The denominator for basic earnings per share is the weighted-average number of common stock outstanding during the period. The denominator for diluted earnings per share is weighted-average shares outstanding adjusted for the effect of dilutive stock options, restricted shares and contingently convertible debt into common stock. The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2009	2008
Basic:
Net Earnings from Continuing Operations	$921	$877
Less Net Earnings Attributable to Noncontrolling Interest	(283)	(230)

Net Earnings from Continuing Operations Attributable to Shareholders	638	647
Dividends attributable to unvested shares	(2)	(2)

Net Earnings from Continuing Operations Attributable to Shareholders used for Basic Earnings per Common Share Calculation	636	645
Discontinued Operations:
Earnings, net of taxes	—	57
Loss on Disposal, net of taxes	—	(43)

Net Earnings Attributable to Shareholders	$636	$659

Basic Earnings Per Share:
Average Common Shares Outstanding – Basic	1,978	1,975

Net Earnings from Continuing Operations Attributable to Shareholders per Common Share	$0.32	$0.32
Discontinued Operations:
Earnings, net of taxes	—	0.03
Loss on Disposal, net of taxes	—	(0.02)

Net Earnings Attributable to Shareholders per Common Share	$0.32	$0.33

Diluted:
Net Earnings from Continuing Operations	$921	$877
Less Net Earnings Attributable to Noncontrolling Interest	(283)	(230)

Net Earnings from Continuing Operations Attributable to Shareholders	638	647
Contingently convertible debt interest expense and dividends attributable to unvested shares	(2)	6

Net Earnings from Continuing Operations Attributable to Shareholders used for Diluted Earnings per Common Share Calculation	636	653
Discontinued Operations:
Earnings, net of taxes	—	57
Loss on Disposal, net of taxes	—	(43)

Net Earnings Attributable to Shareholders	$636	$667

Diluted Earnings Per Share:
Average Common Shares Outstanding – Basic	1,978	1,975
Contingently convertible debt common stock equivalents	2	29
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	3	4

Average Common Shares Outstanding – Diluted	1,983	2,008

Net Earnings from Continuing Operations Attributable to Shareholders per Common Share	$0.32	$0.32
Discontinued Operations:
Earnings, net of taxes	—	0.03
Loss on Disposal, net of taxes	—	(0.02)

Net Earnings Attributable to Shareholders per Common Share	$0.32	$0.33

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 123 million and 127 million for the three months ended March 31, 2009 and 2008, respectively.

Note 8. Other (Income)/Expense, Net

The components of other (income)/expense, net were as follows:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Interest expense	$52	$73
Interest income	(13)	(43)
ARS impairment charge	—	25
Foreign exchange transaction (gains)/losses	(13)	19
Gain on sale of product lines, businesses and assets	(44)	(9)
Other, net	(60)	(33)

Other (income)/expense, net	$(78)	$32

For the three months ended March 31, 2009 and 2008 interest expense was reduced by $24 million and $7 million, respectively, from the effects of interest rate swaps. In addition, for the three months ended March 31, 2009 and 2008, interest expense was reduced by $5 million and less than $1 million, respectively, from the amortization of basis adjustment resulting from the termination of interest rate swaps during 2009 and 2008. See “—Note 20. Financial Instruments” for additional discussion on terminated swap contracts.

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. For further detail on auction rate securities (ARS) impairment see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Gain on sale of product lines, businesses and assets was primarily related to the sale of the Pakistan business in 2009.

Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on the sale of property, plant and equipment, insurance recoveries, deferred income recognized, certain litigation charges/recoveries, ConvaTec and Medical Imaging net transitional service fees, and amortization of certain upfront payments related to the Company’s alliances. See “—Note 2. Alliances and Collaborations.”

Note 9. Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 33.5% for the three months ended March 31, 2009 compared to 27.3% for the three months ended March 31, 2008. The higher tax rate was primarily related to the transfer of various international units of the Company to Mead Johnson prior to its initial public offering. The tax rate for the three months ended March 31, 2008 was adversely impacted by the lack of benefit of the research and development credit that was not in effect for the three months ended March 31, 2008.

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

The Company has recorded significant deferred tax assets related to U.S. foreign tax credit and research and development tax credit carryforwards. The foreign tax credit and research and development tax credit carryforwards expire in varying amounts beginning in 2014. Realization of foreign tax credit and research tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

The Company will continue to file a consolidated U.S. federal tax return and various state combined tax returns with Mead Johnson. As part of the Mead Johnson initial public offering a tax sharing agreement was put in place between the Company and Mead Johnson. Mead Johnson will make payments to the Company on a quarterly basis for its tax liability for U.S. federal purposes and various state purposes computed as a stand alone entity. These payments represent either Mead Johnson’s share of the tax liability or reimbursement to the Company for utilization of certain tax attributes. The Company has agreed to indemnify Mead Johnson for any outstanding tax liabilities or audit exposures (such as, income, sales and use, or property taxes) that existed for periods prior to the initial public offering.

The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company is currently under examination by a number of tax authorities, which have potential adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2009 will decrease in the range of approximately $75 million to $105 million in the next 12 months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made at this time.

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

U.S.	2004 to 2009
Canada	2001 to 2009
France	2006 to 2009
Germany	1999 to 2009
Italy	2003 to 2009
Mexico	2003 to 2009

Note 10. Fair Value Measurement

Financial assets and liabilities carried at fair value at March 31, 2009 are classified in the table below in one of the three categories as defined by SFAS No. 157:

Dollars in Millions	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government Agency Securities	$1,035	$—	$—	$1,035
U.S. Treasury Bills	365	—	—	365
Equity Securities	19	—	—	19
Prime Money Market Funds	—	3,115	—	3,115
U.S. Treasury-Backed Securities Money Market Funds	—	1,941	—	1,941
U.S. Government Agency Backed Securities Funds	—	1,007	—	1,007
FDIC Insured Bank Securities	—	100	—	100
Floating Rate Securities	—	—	129	129
Auction Rate Securities	—	—	94	94

Total available for sale assets	1,419	6,163	223	7,805

Derivatives:
Interest Rate Swap Derivatives	—	413	—	413
Foreign Exchange Derivatives	—	77	—	77

Total derivative assets	—	490	—	490

Total assets at fair value	$1,419	$6,653	$223	$8,295

Dollars in Millions	Level 1	Level 2	Level 3	Total
Derivatives:
Foreign Exchange Derivative	$—	$15	$—	$15
Natural Gas Contracts	—	8	—	8

Total derivative liabilities	—	23	—	23

Total liabilities at fair value	$—	$23	$—	$23

Due to the lack of observable market quotes on the Company’s ARS portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company’s determination of fair value on its ARS investment portfolio at March 31, 2009 included indicative prices received from external banks, internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other non-observable evidence of fair value.

The Company’s floating rate securities (FRS) are primarily rated ‘BBB+/B3’ or better at March 31, 2009. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the FRS primarily consist of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities and corporate bonds and loans. Since the latter part of 2007, the general FRS market became less liquid or active due to the continuing credit and liquidity concerns; as a result, there is no availability of observable market quotes in the active market (Level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (Level 2 inputs). The Company marks-to-market its FRS based on indicative pricing. Those indicative price quotes represent the individual broker’s own assessments based on similar assets as well as using valuation techniques and analyzing the underlying assets of FRS. Due to the current lack of an active market for the Company’s FRS and the general lack of transparency into their underlying assets, the Company also relies on other qualitative analysis including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs) to value its FRS portfolio. During the three months ended March 31, 2009, the Company received $80 million of principal at par primarily on FRS that matured in March 2009.

For further discussion on the Company’s March 31, 2009 fair value, carrying value and rollforward of activity that occurred during 2009, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Note 11. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents at March 31, 2009 and December 31, 2008 of $7,832 million and $7,976 million, respectively, primarily consisted of U.S. Treasury-backed securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk.

Marketable securities at March 31, 2009 and December 31, 2008 primarily consisted of U.S. Treasury Bills, government securities and U.S. dollar-denominated FRS. The Company’s FRS holdings are rated ‘BBB+/ B3’ or better at March 31, 2009. The Company accounts for its marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.”

The following tables summarize the Company’s current and non-current marketable securities, which include U.S. dollar-denominated FRS and ARS, both of which are accounted for as “available for sale” debt securities:

	March 31, 2009				December 31, 2008
			Carrying	Unrealized (Loss)/Gain in Accumulated			Carrying	Unrealized (Loss)/Gain in Accumulated
Dollars in Millions	Cost	Fair Value	Value	OCI	Cost	Fair Value	Value	OCI
Current:
Floating rate securities	$40	$39	$39	$(1)	$115	$109	$109	$(6)
U.S. Treasury Bills	364	365	365	1	179	180	180	1
U.S. government securities	684	684	684	—	—	—	—	—

Total current	$1,088	$1,088	$1,088	$—	$294	$289	$289	$(5)

Non-current:
Auction rate securities	$169	$94	$94	$—	$169	$94	$94	$—
Floating rate securities	134	90	90	(44)	139	94	94	(45)

Total non-current	$303	$184	$184	$(44)	$308	$188	$188	$(45)

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS):

	2009				2008
	Current	Non-current			Current	Non-current
Dollars in Millions	FRS	FRS	ARS	Total	FRS	FRS	ARS	Total
Carrying value at January 1	$109	$94	$94	$297	$337	$—	$419	$756
Settlements	(75)	(5)	—	(80)	(101)	—	(4)	(105)
Transfers between current and non-current	—	—	—	—	(104)	104	—	—
Losses included in earnings	—	—	—	—	—	—	(25)	(25)
Gains/(Losses) included in OCI	5	1	—	6	(32)	—	(39)	(71)

Carrying value at March 31	$39	$90	$94	$223	$100	$104	$351	$555

Note 12. Receivables, Net

The major categories of receivables were as follows:

	March 31,	December 31,
Dollars in Millions	2009	2008
Trade receivables	$2,428	$2,545
Alliance partners receivables	849	804
Income tax refund claims	78	64
Miscellaneous receivables	363	359

	3,718	3,772
Less allowances	118	128

Receivables, net	$3,600	$3,644

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, a corresponding reclassification was made which reduced alliance partner receivables and deferred income by $659 million and $566 million at March 31, 2009 and December 31, 2008, respectively. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Collaborations.”

In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 36% and 35% of total trade receivables at March 31, 2009 and December 31, 2008, respectively.

Note 13. Inventories, Net

The major categories of inventories were as follows:

	March 31,	December 31,
Dollars in Millions	2009	2008
Finished goods	$688	$707
Work in process	639	738
Raw and packaging materials	408	320

Inventories, net	$1,735	$1,765

Inventories expected to remain on-hand beyond one year were $215 million at March 31, 2009 and $185 million at December 31, 2008 and were included in non-current other assets.

Inventories include capitalized costs related to production of products for programs in Phase III development subject to final U.S. Food and Drug Administration approval. The probability of future sales as well as the status of the regulatory approval process were considered in assessing the recoverability of these costs. These capitalized costs were $43 million and $47 million at March 31, 2009 and December 31, 2008, respectively.

Note 14. Property, Plant and Equipment, Net

The major categories of property, plant and equipment were as follows:

	March 31,	December 31,
Dollars in Millions	2009	2008
Land	$148	$149
Buildings	4,562	4,506
Machinery, equipment and fixtures	3,946	4,007
Construction in progress	812	787

Total property, plant and equipment	9,468	9,449
Less accumulated depreciation	4,082	4,044

Property, plant and equipment, net	$5,386	$5,405

Capitalized interest was $4 million and $7 million for the three months ended March 31, 2009 and 2008, respectively.

Note 15. Accrued Expenses

The major categories of accrued expenses were as follows:

	March 31,	December 31,
Dollars in Millions	2009	2008
Employee compensation and benefits	$418	$784
Royalties	476	515
Accrued research and development	464	466
Restructuring—current	142	158
Pension and postretirement benefits	83	90
Other	855	923

Total accrued expenses	$2,438	$2,936

Note 16. Equity

Changes in common shares, treasury stock, capital in excess of par value of stock and restricted stock were as follows:

	Common Shares	Treasury	Cost of Treasury	Capital in Excess of Par Value	Restricted
Dollars and Shares in Millions	Issued	Stock	Stock	of Stock	Stock
Balance at January 1, 2008	2,205	226	$(10,584)	$2,722	$(97)
Employee stock compensation plans	—	(1)	13	28	(8)

Balance at March 31, 2008	2,205	225	$(10,571)	$2,750	$(105)

Balance at January 1, 2009	2,205	226	$(10,566)	$2,828	$(71)
Mead Johnson initial public offering	—	—	—	942	—
Employee stock compensation plans	—	(2)	56	(11)	(27)

Balance at March 31, 2009	2,205	224	$(10,510)	$3,759	$(98)

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Dollars in Millions
Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	37	(63)	23	(77)	(80)

Balance at March 31, 2008	$(288)	$(100)	$(950)	$(203)	$(1,541)

Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	(42)	14	140	2	114

Balance at March 31, 2009	$(466)	$28	$(2,118)	$(49)	$(2,605)

The reconciliation of noncontrolling interest was as follows:

Dollars in Millions	2009	2008
Balance at January 1	$(33)	$(27)
Mead Johnson initial public offering	(160)	—
Noncontrolling interest	408	341
Other comprehensive income attributable to noncontrolling interest	3	—
Distributions	(426)	(308)

Balance at March 31	$(208)	$6

Noncontrolling interest is primarily related to the Company’s partnerships with Sanofi for the territory covering the Americas for sales of PLAVIX*. Net earnings attributable to noncontrolling interest is presented net of taxes of $132 million and $111 million for three months ended March 31, 2009 and 2008, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships.

Note 17. Pension, Postretirement and Postemployment Liabilities

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2009	2008	2009	2008
Service cost — benefits earned during the period	$59	$65	$1	$2
Interest cost on projected benefit obligation	104	97	9	10
Expected return on plan assets	(126)	(119)	(5)	(7)
Amortization of prior service cost/(credit)	3	3	(1)	(1)
Amortization of net actuarial loss	42	25	3	2

Net periodic benefit cost	$82	$71	$7	$6

In February 2009, the Company remeasured the U.S. Retirement Income Plan and several other retirement and benefit plans upon the transfer of certain plan assets and related obligations to new Mead Johnson plans for active Mead Johnson participants. The remeasurement resulted in a $170 million reduction to accumulated OCI ($110 million net of tax) and a corresponding decrease to the unfunded status of the plan due to updated plan asset valuations and a change in the discount rate from 6.5% to 7.0%.

Contribution to the U.S. pension plans are expected to be approximately $650 million during 2009, of which $407 million was contributed in the three months ended March 31, 2009. An additional $200 million was contributed in April 2009. Contributions to the international plans are expected to be in the range of $120 million to $140 million in 2009, of which $14 million was contributed in the three months ended March 31, 2009.

Note 18. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of taxes:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Stock options	$18	$21
Restricted stock	16	22
Long-term performance awards	9	5

Total stock-based compensation expense	43	48
Less tax benefit	(14)	(16)

Stock-based compensation expense, net of taxes	$29	$32

In the first quarter of 2009, the Company granted 23.7 million stock options, 6.1 million restricted stock units and 1.6 million long-term performance awards. The weighted-average grant date fair value of stock options granted was $3.68 per share. The weighted-average stock price for restricted stock and long-term performance awards granted during the first quarter of 2009 was $17.91 and $18.28, respectively. Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at March 31, 2009 were as follows:

			Long-Term Performance
Dollars in Millions	Stock Options	Restricted Stock	Awards
Unrecognized compensation cost	$160	$234	$45
Expected weighted-average period of compensation cost to be recognized	2.8 years	3.1 years	1.8 years

Note 19. Short-Term Borrowings and Long-Term Debt

Short-term borrowings were $156 million and $154 million at March 31, 2009 and December 31, 2008, respectively.

The components of long-term debt were as follows:

	March 31,	December 31,
Dollars in Millions	2009	2008
Principal Value
5.875% Notes due 2036	$1,023	$1,023
6.125% Notes due 2038	1,000	1,000
4.375% Euro Notes due 2016	679	698
4.625% Euro Notes due 2021	679	698
5.45% Notes due 2018	600	600
5.25% Notes due 2013	597	597
6.80% Debentures due 2026	350	350
7.15% Debentures due 2023	339	339
6.88% Debentures due 2097	287	287
Floating Rate Convertible Senior Debentures due 2023	50	50
5.75% Industrial Revenue Bonds due 2024	35	35
1.81% Yen Notes due 2010	36	39
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	5	6

Subtotal	$5,695	$5,737

Adjustments to Principal Value
Fair value of interest rate swaps	$413	$647
Unamortized basis adjustment from swap terminations	415	233
Unamortized bond discounts	(31)	(32)

Total	$6,492	$6,585

In February 2009, Mead Johnson & Company as borrower and Mead Johnson as guarantor, both of which are indirect, majority-owned subsidiaries of the Company, entered into a three year syndicated revolving credit facility agreement (Credit Facility) with the financial institutions and other lenders named therein, including JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility is unsecured and repayable on maturity in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted, at any one time under the Credit Facility, is $410 million, which may be increased up to $500 million, at the option of Mead Johnson and with the consent of the lenders, subject to customary conditions contained in the Credit Facility. The proceeds of the Credit Facility are to be used for working capital and other general corporate purposes of Mead Johnson and its subsidiaries, including commercial paper backup and repurchase of shares. There were no borrowings outstanding under this revolving credit facility at March 31, 2009.

In December 2006, the Company obtained a $2.0 billion, five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under this revolving credit facility at March 31, 2009.

In January 2009, the Company terminated $1,061 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $187 million. The basis adjustment on the debt, which was equal to the proceeds from this swap termination, is being recognized as a reduction to interest expense over the remaining life of the underlying debt. In April 2009, the Company executed several fixed-to-floating interest rate swaps to convert $597 million of its 5.25% Notes due 2013 from fixed rate debt to variable rate debt. For further discussion of the Company’s interest rate swaps, refer to “—Note 20. Financial Instruments.”

Note 20. Financial Instruments

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and to a lesser extent natural gas pricing. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. Derivative financial instruments are not used for speculative purposes.

Cash Flow Hedges

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at March 31, 2009 and December 31, 2008 were $914 million and $62 million net assets and $1,151 million and $49 million net assets, respectively. For these derivatives, the majority of which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings.

At March 31, 2009, the balance of deferred gains on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $68 million ($50 million net of tax), all of which is expected to be reclassified into earnings within the next 11 months.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, requires that the Company perform periodic assessments of hedge effectiveness. The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period earnings. For the three months ended March 31, 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2009, the impact of discontinued foreign exchange hedges was a pre-tax gain of $3 million and was reported in other income/expense, net.

Natural Gas contracts — The Company utilizes forward contracts to hedge forecasted purchases of natural gas and designates these derivative instruments as cash flow hedges when appropriate. For these derivatives the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The notional and fair value amounts of the Company’s natural gas derivative contracts at March 31, 2009 and December 31, 2008 were 2 million decatherms and $8 million liability and 3 million decatherms and $7 million liability, respectively.

At March 31, 2009, the balance of deferred losses on natural gas forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $4 million ($3 million net of tax), all of which is expected to be reclassified into earnings within the next 9 months.

Non-Qualifying Foreign Exchange Contracts

In addition to the foreign exchange contracts noted above, the Company utilizes forward contracts to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These forward contracts are not designated as hedges and are marked to fair value through other (income)/expense, net, as they occur, and substantially offset the change in spot value of the underlying foreign currency denominated monetary asset or liability. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at March 31, 2009 were not material.

Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These foreign exchange forward contracts are not designated as hedges; therefore, changes in the fair value of these derivatives are recognized in earnings in other (income)/expense, net, as they occur. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at March 31, 2009 were not material.

Note 20. Financial Instruments (Continued)

Hedge of Net Investment

The Company uses non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation (CTA) component of accumulated OCI. At March 31, 2009, $98 million was recorded in the foreign currency translation component of accumulated OCI.

Fair Value Hedges

Interest Rate contracts — The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed-to-floating interest rate swaps, which are designated in fair-value hedge relationships. The total notional amounts of outstanding interest rate swaps were $1.5 billion and €1 billion ($1.4 billion) at March 31, 2009. For the three months ended March 31, 2009, the effect of the interest rate swaps was to decrease interest expense by $24 million.

The swaps, as well as the underlying debt for the benchmark risk being hedged, are recorded at fair value. Swaps are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. The basis adjustment to the debt hedged in qualifying fair value hedging relationships where the underlying swap is terminated prior to maturity is amortized to earnings as an adjustment to interest expense over the remaining life of the debt.

In January 2009, the Company terminated $1,061 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $187 million. The basis adjustment on the debt, which was equal to the proceeds from this swap termination, is being recognized as a reduction to interest expense over the remaining life of the underlying debt. At March 31, 2009, the balance of unamortized basis adjustment on terminated swaps included in long term debt was $415 million.

In April 2009, the Company executed several fixed-to-floating interest rate swaps to convert $597 million of its 5.25% Notes due 2013 from fixed rate debt to variable rate debt.

The effective portion of the fair value of swaps that qualify as cash flow hedges that are terminated, but for which the hedged debt remains outstanding, are reported in accumulated OCI and amortized to earnings as an adjustment to interest expense over the remaining life of the debt. At March 31, 2009, the balance of deferred losses on forward starting swaps included in accumulated OCI was $19 million, which will be reclassified into earnings over the remaining life of the debt.

For further discussion on the Company’s debt refer to “—Note 19. Short-Term Borrowings and Long-Term Debt.”

The following table summarizes the interest rate swaps outstanding at March 31, 2009:

	Notional Amount of	Variable Rate	Year of		Fair
Dollars in Millions	Underlying Debt	Received	Transaction	Maturity	Value
Swaps associated with:
5.45% Note due 2018	$400	1 month U.S. $ LIBOR +1.065%	2008	2018	$48
4.375% €500 Million Notes due 2016	679	3 month EUR € EURIBOR +0.40%	2006	2016	34
4.625% €500 Million Notes due 2021	679	3 month EUR € EURIBOR +0.56%	2006	2021	28
7.15% Notes due 2023	175	1 month U.S. $ LIBOR +1.66%	2004	2023	41
5.875% Notes due 2036	573	1 month U.S. $ LIBOR +0.62%	2006	2036	165
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.3255%	2008	2038	46
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.292%	2008	2038	51

Total interest rate swaps	$2,906				$413

Note 20. Financial Instruments (Continued)

The following table summarizes the Company’s fair value of outstanding derivatives at March 31, 2009 and December 31, 2008 on the consolidated balance sheets:

Dollars in Millions	Balance Sheet Location	2009	2008	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$413	$647		$—	$—
Foreign exchange contracts	Other assets	76	89	Accrued expenses	(14)	(40)
Hedge of net investments		—	—	Long-term debt	(1,184)	(1,319)
Natural gas contracts		—	—	Accrued expenses	(8)	(7)

Subtotal		489	736		(1,206)	(1,366)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	1	1	Accrued expenses	(1)	(5)

Total Derivatives		$490	$737		$(1,207)	$(1,371)

The impact on earnings from interest rate swaps that qualified as fair value hedges for the three months ended March 31, 2009 and 2008 was as follows:

Dollars in Millions	2009	2008
Interest expense	$ (24)	$(7)
Amortized basis adjustment from swap terminations recognized in interest expense	(5)	—

Total	$ (29)	$(7)

The impact on OCI and earnings from foreign exchange contracts, natural gas contracts, and forward starting swaps that qualified as cash flow hedges for the three months ended March 31, 2009 and 2008 was as follows:

	Foreign Exchange		Natural Gas		Forward Starting
	Contracts		Contracts		Swaps		Total Impact
Dollars in Millions	2009	2008	2009	2008	2009	2008	2009	2008
Net carrying amount at January 1	$35	$(38)	$(2)	$—	$(19)	$—	$14	$(38)
Cash flow hedges deferred in OCI	53	(71)	(2)	—	—	(38)	51	(109)
Cash flow hedges reclassified to cost of products sold (effective portion)	(27)	16	—	—	—	—	(27)	16
Change in deferred taxes	(11)	17	1	—	—	14	(10)	31

Net carrying amount at March 31	$50	$(76)	$(3)	$—	$(19)	$(24)	$28	$(100)

The impact on OCI and earnings from non-derivative debt designated as a hedge of net investment for the three months ended March 31, 2009 and 2008 was as follows:

	Net Investment Hedges
Dollars in Millions	2009	2008
Net carrying amount at January 1	$(131)	$(168)
Change in spot value of non-derivative debt designated as a hedge deferred in CTA/OCI	38	(117)
Gain recognized in other (income)/expense, net (overhedged portion)	(5)	—

Net carrying amount at March 31	$(98)	$(285)

The impact on earnings from non-qualifying derivatives recorded in other (income)/expense, net for the three months ended March 31, 2009 and 2008 was as follows:

Dollars in Millions	2009	2008
(Gain)/loss recognized in other (income)/expense, net	$(2)	$8

For a discussion on the fair value of financial instruments, see “—Note 10. Fair Value Measurement.” For a discussion on cash, cash equivalents and marketable securities, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with Standard & Poor’s and Moody’s long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2009 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Note 21. Legal Proceedings and Contingencies

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

The most significant of these matters are described in “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies” in the Company’s 2008 Form 10-K. The following discussion is limited to certain recent developments related to these previously described matters, and certain new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with the Company’s 2008 Form 10-K. Unless noted to the contrary, all matters described in the 2008 Form 10-K remain outstanding and the status is consistent with what has previously been reported.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case will be remanded to the District Court for further proceedings. Apotex could file a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in five additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. A trial date for the action against Dr. Reddy’s has not been set. On January 24, 2008, the court entered an order that requires Dr. Reddy’s to give the Company 10 business days notice of its intent to launch. The patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Consequently, on July 12, 2007, the District

Note 21. Legal Proceedings and Contingencies (Continued)

Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva have each filed an appeal. The lawsuit against Watson, filed in October 2004, is based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent. The U.S. Patent and Trademark Office granted this request in July of 2007. Thus, the ‘210 Patent is currently under reexamination. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and, with respect to Dr. Reddy’s, Teva, Cobalt and Watson all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

It is not possible at this time reasonably to assess the outcome of any petition for writ of certiorari by Apotex requesting an appeal of the Circuit Court’s decision, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. However, if Apotex were to prevail in an appeal of the patent litigation, the Company would expect to face renewed generic competition for PLAVIX* promptly thereafter. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additionally, it is not possible at this time reasonably to assess the amount of damages that could be recovered by the Company and Apotex’s ability to pay such damages in the event the Company prevails in the patent litigation.

As previously disclosed, in March 2007, the Company was served with a Civil Investigative Demand by the FTC requesting documents and information related to the proposed settlement. On March 30, 2009, an agreed-to final judgment between the Company and the FTC resolving this matter was entered by the U.S. District Court for the District of Columbia. The settlement agreement includes a payment of $2.1 million and resolution of the FTC’s claims. In addition, the previously disclosed settlement agreement between the Company and the New York State Attorney General’s Office — Antitrust Bureau on behalf of all states, which included a payment of $1.1 million to resolve the states’ claims related to the proposed settlement, has become final.

PLAVIX* Litigation – International

PLAVIX* – EU

As previously disclosed, in 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by Sanofi and BMS for PLAVIX*. In May 2008, the German health authority (Bfarm) granted marketing authorization to the YES Pharmaceutical product. Data protection for PLAVIX* did not expire until July 2008. Sanofi and BMS filed an objection to the grant of the marketing authorization on the grounds that their data exclusivity rights had been infringed. YES Pharmaceutical and its partners sought immediate enforcement of the marketing authorization, which was denied by Bfarm. YES Pharmaceutical and its partners then filed a legal motion for immediate enforcement before the administrative court, which was granted. YES Pharmaceutical’s partners, Hexal and Ratiopharm, began and continue to market the product in Germany. Sanofi and BMS appealed the decision of the administrative court, but this appeal has been rejected by the administrative appeal court. The third- party objection before Bfarm was dismissed by Bfarm. Sanofi and BMS have appealed this decision to the administrative court in Cologne. This matter is currently pending. YES Pharmaceutical and its partners have announced that they plan to seek marketing authorization in other EU countries in addition to Germany. Also, the Company believes that other companies have filed for approvals in the EU of a clopidogrel containing product. At least one of these applications in Hungary has been granted and others are pending.

Note 21. Legal Proceedings and Contingencies (Continued)

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun) and Apotex relating to U.S. Patent No. 5,006,528, which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. The lawsuits are currently pending in the U.S. District Court for the District of New Jersey.

It is not possible at this time reasonably to assess the outcome of these lawsuits or their impact on the Company.

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. Teva sent Gilead Sciences Inc. (Gilead) a Paragraph IV certification letter challenging two of the fifteen Orange-Book listed patents for ATRIPLA*. Gilead is currently reviewing the certification letter. ATRIPLA* is the product of a joint venture between the Company and Gilead.

SECURITIES LITIGATION

In Re Bristol-Myers Squibb Co. Securities Litigation

As previously disclosed, in June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al. (07 CV 5867) and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former Chief Executive Officer, Peter Dolan and former Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, naming an additional former officer but no longer naming Andrew Bonfield as a defendant. By decision dated August 20, 2008, the federal district court denied defendants’ motions to dismiss. In the first quarter of 2009, the Company established a reserve of $100 million for this matter.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

ABILIFY* State Attorneys General Investigation

In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a 38-state coalition investigating whether certain ABILIFY* marketing practices violated the respective states’ consumer protection statutes. It is not possible at this time to reasonably assess the outcome of this investigation or its potential impact on the Company.

Omnicare Qui Tam Litigation

In April 2009, the Company was served a qui tam complaint filed in the U.S. District Court for the District of Massachusetts by a former employee of Omnicare, Inc. (Omnicare). Omnicare is a provider of pharmaceutical care to seniors. The U.S. declined to intervene in the lawsuit. The complaint alleges civil violations to the federal and various state false claims acts based on allegations that the Company and other pharmaceutical manufacturers paid Omnicare kickbacks to switch the medications of Omnicare’s patients, thereby damaging the government and private payers. The Company intends to vigorously defend the lawsuit. It is not possible at this time to reasonable assess the outcome of this lawsuit, or its potential impact on the Company.

Note 21. Legal Proceedings and Contingencies (Continued)

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). The NJ District Court ordered an administrative termination of these cases pending resolution of potentially related issues before the United States Supreme Court in cases involving prescription drugs and preemption. Following the Supreme Court’s ruling in that other matter, on April 2, 2009, the NJ District Court ordered these cases restored to the active docket. It is not possible at this time to reasonably assess the outcomes of these lawsuits or their potential impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of March 31, 2009, the Company estimated its share of the total future costs for these sites to be approximately $60 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). These estimated future costs include a site in Brazil where the Company is working with the Brazilian environmental authorities to determine what remediation steps must be undertaken.

Passaic River (NJ) Remediation and Natural Resource Damages Claim

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

Separately, the Company has agreed to pay approximately $110 thousand towards RI/FS tasks previously funded by McKesson and work cooperatively going forward, subject to later reallocation. In mid-2007 the EPA announced plans to seek implementation of “early-action” remedial measures to address the most highly-contaminated portions of the LPR while the RI/FS is being completed. The EPA has indicated it expects to select any such actions by mid-2009. Also, a sub-group of the cooperating private parties have commenced discussions with federal natural resource trustee agencies concerning an agreement to assess natural resource damages in the LPR. Those discussions are expected to continue until mid-2009. The remaining parties, including the Company and McKesson, have declined to discuss the proposal at least until the scope and cost of the “early-actions” sought by the EPA are more thoroughly understood.

Note 21. Legal Proceedings and Contingencies (Continued)

In 2006, NJDEP filed suit against a set of parties tied to a facility suspected of significant discharges to the LPR to recover costs and unspecified damages. That case languished until recently, when the defendants filed third-party claims against most members of the cooperating group and numerous other parties. Those claims also seek contribution to the costs of the various actions the defendants are funding on other response actions related to the LPR. The defendants did not name the Company in those claims. The other group members are actively discussing strategy and coordinated actions; for now, the Company is not participating in those efforts. While the group currently does not plan to add the Company to the litigation, it remains to be seen whether any of the other new defendants will do so. The extent of any liability the Company may face for these and related risks cannot yet be determined.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and has asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted; the Company transmitted an initial interim funding payment in December 2007. The parties have since commenced mediation, which is expected to continue through mid-2009; if necessary, the parties will move to a binding allocation process, which could conclude by the fall of 2009.

ODS Regulatory Compliance

As previously disclosed, the EPA was investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent Mead Johnson a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The Company has signed a Consent Decree with the EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility, which was filed in the Evansville Division of the U.S. District Court for the Southern District of Indiana on July 8, 2008. The Consent Decree requires the Company to pay a civil penalty of $127 thousand and to retire, retrofit or replace 17 ODS-containing refrigeration units by June 2009 located at facilities in New Jersey, Indiana, and Puerto Rico. The Consent Decree also requires the Company to spend at least $2,225 thousand on a Supplemental Environmental Project, which consists of the removal of two ODS-containing comfort cooling devices at the New Brunswick, NJ facility and the tie in of their functions to a new centralized chiller system that does not use ODS as a refrigerant. The Department of Justice filed a motion with the U.S. District Court for the Southern District of Indiana on January 27, 2009, to enter the Consent Decree, but the court has not yet acted on the motion.

New Brunswick Facility – Environmental & Personal Injury Lawsuits

As previously disclosed, in May 2008, lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. In March 2009, the court denied most of the Company’s motion to dismiss and, with respect to the claims it did dismiss, the court afforded plaintiffs the opportunity to re-plead without prejudice. Also in March 2009, a few additional lawsuits were filed in Atlantic County. The total number of cases is over 100. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonable assess the outcome of these lawsuits, or the potential impact on the Company.

Note 21. Legal Proceedings and Contingencies (Continued)

OTHER PROCEEDINGS

SEC Germany Investigation

As previously disclosed, in October 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. On October 4, 2006, the SEC informed the Company that its inquiry is now formal. The SEC’s inquiry encompasses matters currently under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with both the SEC and the German authorities. The Company and the German authorities are currently in discussions to resolve this matter and the Company has established an accrual with respect to the investigation by the German prosecutor.

ConvaTec – Italy Investigation

As previously reported, the Italian competition authorities investigated a complaint lodged by a hospital in the Ferrara region of Italy relating to an allegation that four medical device companies, including ConvaTec, boycotted tenders in 2003 and 2004, (the Ferrara tenders). In May 2007, ConvaTec received a statement of objections from the Italian competition authorities, whereby the authorities alleged that four medical device companies, including ConvaTec, acted in a concerted manner with regard not only to the Ferrara tenders, but tenders or pricing discussions in three other regions and acted in such a way to prevent competition throughout Italy. In August 2007, the competition authorities issued their decision, and found that the four medical device companies had infringed Italian anti-trust law by not participating in the Ferrara tenders, and imposed a fine against ConvaTec in an amount that is not material to the Company. (As ConvaTec was a division of BMS Italy prior to its divestiture, the fine was imposed against BMS Italy). ConvaTec appealed the decision to the Administrative Court and the fine imposed against ConvaTec was later reduced. The Company further appealed the decision to the High Court of Second Instance (Consiglio di Stato) and in February 2009, the High Court rejected the Company’s appeal. The publication of the final decision concludes the matter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) is a global BioPharma and nutritional products company whose mission is to extend and enhance human life by providing the highest quality biopharmaceutical and nutritional products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceuticals and nutritional products. The Company has two reportable segments—BioPharmaceuticals and Mead Johnson. The BioPharmaceuticals segment consists of the global biopharmaceutical and international consumer medicines business, which accounted for approximately 86% of the Company’s first quarter 2009 net sales. The Mead Johnson segment consists of the Company’s 83.1% interest in the newly publicly traded Mead Johnson Nutrition Company (Mead Johnson), which is primarily an infant formula and children’s nutrition business, and which accounted for approximately 14% of the Company’s first quarter 2009 net sales.

Financial Highlights

The following table is a summary of operating activity:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Net Sales	$5,015	$4,891
Gross Margin	3,602	3,321
Gross Margin as a percentage of sales	72%	68%
Net Earnings	921	891

Net Sales

The Company’s net sales increased 3% despite a 5% unfavorable foreign exchange impact. ABILIFY* (aripiprazole) and PLAVIX* (clopidogrel bisulfate) continue to drive sales growth with sales increases of 30% and 10%, respectively. Significant contributions to sales growth are also provided by other key products including ORENCIA (abatacept), SPRYCEL (dasatinab) and the Company’s virology portfolio, led by REYATAZ for HIV and BARACLUDE for hepatitis B. ERBITUX* sales were down 12%.

Net Earnings

The increase in net earnings was attributed to sales growth and favorability in gross margins, a portion of which is attributed to realized manufacturing savings from the Company’s productivity transformation initiative (PTI), cost improvements, favorable product mix and price increases amongst other specified items discussed in “—Specified Items” below.

Strategy

The Company’s multi-year strategy is transformation into a next-generation BioPharma company. The strategy encompasses all aspects and all geographies of the business and will yield substantial cost savings and cost avoidance and increase the Company’s financial flexibility to take advantage of attractive market opportunities that may arise.

As part of the Company’s strategy, its subsidiary Mead Johnson completed an initial public offering of its Class A common stock. Net proceeds received were $782 million and the Company holds an 83.1% interest in Mead Johnson and 97.5% of the combined voting power of the outstanding common stock.

In addition, the Company extended its ABILIFY* comarketing agreement in the U.S. and entered into oncology collaboration in the U.S., Japan and European Union (EU) markets with Otsuka Pharmaceutical Company Ltd. (Otsuka) in April 2009.

Managing costs is one part of the Company’s overall strategy as it transitions to a next-generation BioPharma company, focused on delivering its present commitments, maximizing near-term growth opportunities and improving its earnings base in 2012-2013. The Company’s announced PTI is designed to create a total of $2.5 billion in annual productivity savings and cost avoidance by 2012. The charges associated with the PTI are estimated to be an aggregate range of $1.3 billion to $1.6 billion, which includes $724 million of costs already incurred.

The Company will continue to focus on the development of our BioPharmaceuticals business and will maintain growth by investing in research and development. The Company will continue to invest in key growth products, including specialty and biologic medicines and cardiovascular and metabolic drugs. The Company is seeking to reallocate resources to continue its string of pearls strategy and enable strategic transactions, such as a global collaboration agreements with ZymoGenetics, Inc. (ZymoGenetics) and Exelixis Inc.

Product and Pipeline Developments

PLAVIX*

•

In March 2009, the Company and Sanofi-Aventis (Sanofi) announced new findings from their Active A trial. The landmark investigational study on PLAVIX* provided results that demonstrated that, for patients with atrial fibrillation who were at increased risk for stroke and could not take an oral anticoagulant, taking PLAVIX* in addition to aspirin significantly reduced major vascular events by 11% over aspirin alone. The greatest benefit was in reduction of stroke by 28%, which is the primary goal of physicians treating patients with arterial fibrillation. As expected, compared to aspirin alone, taking PLAVIX* in addition to aspirin significantly increased the rate of major bleeding.

ERBITUX*

•

In March 2009, the Company and Eli Lilly and Company (Lilly) announced that the companies received a complete response letter from the U.S. Food and Drug administration (FDA) for the first-line squamous cell carcinoma of the head and neck (SCCHN) supplemental Biologics License Application (sBLA) for ERBITUX* (cetuximab). In its complete response letter the FDA requested an additional pharmacokinetic study to confirm the comparability of ERBITUX* used in the first-line head and neck submission as compared to the ERBITUX* currently marketed in the United States. As previously announced, Lilly and the Company recently withdrew the advanced non-small cell lung cancer sBLA for ERBITUX* because of the same matter. In both cases, the companies continue to work with the FDA to confirm pharmacokinetic comparability.

ABILIFY*

•

In January 2009, the Company submitted a supplemental new drug application for ABILIFY* to the FDA for treatment of irritability associated with autistic disorder for pediatric patients aged 6 to 17 and the FDA has accepted the filing.

IXEMPRA

•	In March 2009, the Company withdrew its marketing authorization application for IXEMPRA (ixabepilone), which was submitted to the European Medicines Agency in September 2007.

Dapagliflozin

•

In March 2009, the Company and AstraZeneca PLC (AstraZeneca) published findings from a 12-week, Phase IIb dose-ranging study that dapagliflozin produced clinically meaningful reductions across all key glycemic measures studied in treatment-naive type 2 diabetes patients, compared to placebo. The study findings also showed that patients receiving dapagliflozin experienced greater reductions in body weight compared to patients on placebo.

ONGLYZA

•

In April 2009, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted 10 to 2 that the data supporting the new drug application for ONGLYZA (saxagliptin) for the treatment of adults with type 2 diabetes were sufficient to rule out unacceptable cardiovascular risk relative to comparators in the program. The Committee also unanimously recommended that Bristol-Myers Squibb and AstraZeneca perform a post-marketing trial to confirm the cardiovascular profile of ONGLYZA. The companies announced on April 23, 2009 that the Prescription Drug User Fee Act (PDUFA) date has been extended from April 30, 2009 to July 30, 2009.

NTC-801

•

In March 2009, the Company announced a global collaboration with Nissan Chemical Industries, Ltd. and Teijin Pharma Limited (Nissan) for the development and commercialization of NTC-801, a selective inhibitor of the acetylcholine-activated potassium ion channel, currently in Phase I development in Japan, for the maintenance of normal sinus rhythm in patients with atrial fibrillation.

Apixaban

•	In April 2009, the Company and Pfizer Inc. initiated the Phase III program for the treatment of Acute Coronary Syndrome.

PEG-Interferon Lambda

•

In January 2009, the Company announced a global collaboration with ZymoGenetics on its PEG-Interferon lambda, a novel type 3 interferon currently in Phase Ib development for the treatment of hepatitis C. In April 2009, the Company and ZymoGenetics announced positive 4-week results of PEG-Interferon lambda with ribavirin for the treatment of hepatitis C from an ongoing Phase Ib clinical trial.

Three Months Results of Operations

The following discussions of the Company’s results of continuing operations exclude the results related to the ConvaTec and the Medical Imaging businesses prior to their divestitures. These businesses have been segregated from continuing operations and included in discontinued operations for the three months ended March 31, 2008, refer to “Item 1. Financial Statements—Note 6. Discontinued Operations” for further discussion.

The Company’s results of operations were as follows:

	Three Months Ended March 31,
Dollars in Millions	2009	2008	% Change
Net Sales	$5,015	$4,891	3%
Earnings from Continuing Operations before Income Taxes	$1,384	$1,207	15%
% of net sales	27.6%	24.7%
Provision for Income Taxes	$463	$330	40%
Effective tax rate	33.5%	27.3%
Net Earnings from Continuing Operations	$921	$877	5%
% of net sales	18.4%	17.9%
Net Earnings Attributable to Noncontrolling Interest	$283	$230	23%
% of net sales	5.6%	4.7%
Net Earnings Attributable to Shareholders	$638	$661	(3)%
% of net sales	12.7%	13.5%

The composition of the change in net sales was as follows:

	Three Months Ended March 31,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,031	$2,747	10%	5%	5%	—
Non-U.S.	1,984	2,144	(7)%	3%	2%	(12)%

Total	$5,015	$4,891	3%	4%	4%	(5)%

The increase in U.S. net sales was driven by growth in key U.S. biopharmaceutical products, which are described below in further detail. Decreases in international net sales were primarily due to a strengthening U.S. dollar relative to certain foreign currencies, especially the euro and U.K. pound, and generic competition for PLAVIX* and certain mature brands. These decreases were partially offset by growth in certain key products, including BARACLUDE, ORENCIA, SPRYCEL and Mead Johnson products.

In general, the Company’s business is not seasonal. For information on U.S. biopharmaceutical prescriber demand, reference is made to the table within “—BioPharmaceuticals” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain key biopharmaceuticals products and new products sold by the U.S. BioPharmaceuticals business. The U.S. and non-U.S. net sales are based upon the location of the customer.

The Company operates in two reportable segments—BioPharmaceuticals and Mead Johnson. The Company’s net sales by segment were as follows:

	Three Months Ended March 31,

	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
BioPharmaceuticals	$4,322	$4,188	3%	86.2%	85.6%
Mead Johnson	693	703	(1)%	13.8%	14.4%

Total	$5,015	$4,891	3%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliations of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Gross Sales	$5,692	$5,540
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(126)	(129)
Women, Infants and Children (WIC) Rebates	(195)	(197)
Managed Health Care Rebates and Other Contract Discounts	(102)	(85)
Medicaid Rebates	(63)	(52)
Cash Discounts	(71)	(62)
Sales Returns	(41)	(29)
Other Adjustments	(79)	(95)

Total Gross-to-Net Sales Adjustments	(677)	(649)

Net Sales	$5,015	$4,891

Gross-to-net sales adjustments increased by 4%. Managed health care rebates and other contract discounts increased by 20% primarily due to increased Medicare rebates.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2009	$45	$195	$154	$133	$31	$209	$115	$882
Provision related to sales made in current period	126	195	102	63	70	38	85	679
Provision related to sales made in prior periods	—	—	—	—	1	3	(6)	(2)
Returns and payments	(135)	(169)	(103)	(56)	(71)	(51)	(80)	(665)
Impact of foreign currency translation	—	—	—	—	—	(1)	(3)	(4)

Balance at March 31, 2009	$36	$221	$153	$140	$31	$198	$111	$890

BioPharmaceuticals

The composition of the change in biopharmaceutical net sales was as follows:

	Three Months Ended March 31,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$2,784	$2,459	13%	7%	6%	—
Non-U.S.	1,538	1,729	(11)%	3%	(1)%	(13)%

Total	$4,322	$4,188	3%	5%	3%	(5)%

U.S. biopharmaceutical net sales increased primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV portfolio and ORENCIA. International biopharmaceutical net sales decreased as a result of unfavorable foreign exchange rates due to the strengthening U.S. dollar which more than offset increased sales of BARACLUDE (entecavir), SPRYCEL, ORENCIA, ABILIFY*, and the HIV portfolio. The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, Sanofi for PLAVIX* and AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide).

Net sales of key biopharmaceutical products represent 81% and 74% of total biopharmaceutical net sales in the first quarter of 2009 and 2008, respectively. The following table details U.S. and international biopharmaceuticals net sales by key products, percentage change from the prior period, as well as the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

		Three Months Ended March 31,
Dollars in Millions	2009	2008	% Change	% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$1,296	$1,139	14%	—
Non-U.S.	139	169	(18)%	(14)%
Total	1,435	1,308	10%	(2)%
AVAPRO*/AVALIDE*
U.S.	173	174	(1)%	—
Non-U.S.	129	131	(2)%	(16)%
Total	302	305	(1)%	(7)%
Virology
REYATAZ
U.S.	176	160	10%	—
Non-U.S.	146	137	7%	(16)%
Total	322	297	8%	(7)%
SUSTIVA Franchise (total revenue)
U.S.	190	175	9%	—
Non-U.S.	102	98	4%	(20)%
Total	292	273	7%	(7)%
BARACLUDE
U.S.	36	29	24%	—
Non-U.S.	116	79	47%	(13)%
Total	152	108	41%	(10)%
Oncology
ERBITUX*
U.S.	162	185	(12)%	—
Non-U.S.	2	2	—	—
Total	164	187	(12)%	—
SPRYCEL
U.S.	30	20	50%	—
Non-U.S.	58	46	26%	(21)%
Total	88	66	33%	(15)%
IXEMPRA
U.S.	22	25	(12)%	—
Non-U.S.	2	—	N/A	N/A
Total	24	25	(4)%	—
Affective (Psychiatric) Disorders
ABILIFY*
U.S.	481	348	38%	—
Non-U.S.	108	106	2%	(18)%
Total	589	454	30%	(4)%
Immunoscience
ORENCIA
U.S.	99	73	36%	—
Non-U.S.	25	14	79%	(31)%
Total	124	87	43%	(5)%

PLAVIX* — a platelet aggregation inhibitor that is part of the Company’s alliance with Sanofi

•	U.S. net sales increased primarily due to higher average selling prices and increased demand. Estimated total U.S. prescription demand increased approximately 4% in the first quarter of 2009.

•	International net sales were negatively impacted by the August 2008 launch in Germany of a clopidogrel alternative salt (clopidogrel besylate).

•	See “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for a discussion of PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

Worldwide net sales decreased slightly primarily due to an unfavorable foreign exchange impact for non-U.S. sales partially offset by higher average selling prices. Estimated total U.S. prescription demand decreased approximately 9%.

•

In Spain, APROVEL*/KARVEA* began to experience generic competition in the first quarter of 2009 and the Company expects this competition to increase over time. In 2008, the annual net sales of APROVEL*/KARVEA* in Spain were $57 million.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of approximately 7%.

•	International net sales increased primarily due to higher demand across most markets with Europe being the key driver due to the June 2008 approval for front-line treatment.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased primarily due to price increases as well as higher demand. Estimated total U.S. prescription demand increased approximately 9%.

•	International net sales increased despite unfavorable foreign exchange primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007.

•

In April 2009, Teva Pharmaceuticals, Ltd. (Teva) filed an Abbreviated New Drug Application with the FDA to manufacture and market a generic version of ATRIPLA*. For further details see “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued growth across all markets, particularly international markets.

•

There continues to be increased awareness and acceptance of its long-term efficacy, safety and resistance as evidenced by the American Association for the Study of Liver Disease recommendation of BARACLUDE (entecavir) as a first-line treatment option.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of the Company’s strategic alliance with Lilly

•	U.S. net sales decreased primarily due to study results released in 2008 regarding the impact of the K-ras gene expression on the effectiveness on patients with colorectal cancer.

SPRYCEL — an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate)

•	Worldwide net sales increased primarily due to higher demand from previously launched markets, growth attributed to recently launched markets as well as higher U.S. average selling prices.

IXEMPRA — a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer

•	Worldwide net sales were relatively flat.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales increased primarily due to increased demand and higher average selling prices. Estimated total U.S. prescription demand increased approximately 31% and was primarily attributed to the 2008 and 2007 indications for certain patients with bipolar disorder and major depressive disorder.

•	International net sales increased primarily due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	Worldwide net sales increased primarily due to increases in demand.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect information from other channels such as hospitals, home health care, clinics, federal facilities including VA hospitals, and long-term care, among others.

In the first quarter of 2009, the Company changed its service provider for U.S. prescription data to Wolters Kluwer Health, Inc. (WK), a supplier of market research audit data for the pharmaceutical industry, for external reporting purposes and internal demand for most products. Prior to 2009, the Company used prescription data based on the Next-Generation Prescription Service Version 2.0 of the National Prescription Audit provided by IMS Health (IMS). The Company continuously seeks to improve the quality of its estimates of prescription change amounts and ultimate patient/consumer demand by reviewing estimate calculation methodologies, processes, and analyzing internal and third party data. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third parties’ data used in such calculations.

The estimated prescription data is based on the Source Prescription Audit provided by the above suppliers and is a product of their respective recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

The Company has calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor that approximates three and adding to this the retail prescriptions. The Company believes that a calculation of estimated total U.S. prescription change based on this weighted-average approach, with respect to the retail and mail order channels, provides a superior estimate of total prescription demand. The Company uses this methodology for its internal demand reporting.

Estimated End-User Demand

The following tables set forth for each of the Company’s key biopharmaceutical products sold by the U.S. BioPharmaceuticals business, for the three months ended March 31, 2009 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on third party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended March 31,						At March 31,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
	2009	2008	2009	2008	2009	2008	2009	2008
					(WK)	(IMS)
Dollars in Millions
PLAVIX*	$1,296	$1,139	14%	45%	4%	78%	0.4	0.4
AVAPRO*/AVALIDE*	173	174	(1)%	7%	(9)%	(7)%	0.4	0.4
REYATAZ	176	160	10%	12%	7%	12%	0.5	0.5
SUSTIVA Franchise (a)	190	175	9%	22%	9%	15%	0.5	0.5
BARACLUDE	36	29	24%	71%	19%	59%	0.6	0.5
ERBITUX*(b)	162	185	(12)%	17%	N/A	N/A	0.4	0.4
SPRYCEL	30	20	50%	100%	20%	49%	0.7	1.0
IXEMPRA(b)	22	25	(12)%	—	N/A	N/A	0.6	0.7
ABILIFY*	481	348	38%	19%	31%	14%	0.4	0.4
ORENCIA(b)	99	73	36%	83%	N/A	N/A	0.4	0.4

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. The Company discloses U.S. biopharmaceuticals products that had estimated levels of inventory in the distribution channel in excess of one month on hand at, March 31, 2009 and international biopharmaceuticals and Mead Johnson products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2008. Below is a discussion of those products that meet these criteria:

At December 31, 2008, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.2 months of inventory on hand at December 31, 2007. The level of inventory on hand was primarily due to private pharmacists purchasing DAFALGAN approximately once every eight weeks.

At December 31, 2008, VIDEX/VIDEX EC, an antiviral product, had approximately 1.4 months of inventory on hand at direct customers compared to approximately 1.3 months of inventory on hand at December 31, 2007. The level of inventory on hand was primarily due to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company had no control over the inventory levels relating to such orders.

At December 31, 2008, REYATAZ, a protease inhibitor for the treatment of HIV, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.0 months of inventory on hand at December 31, 2007. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

In the U.S., for all products sold exclusively through wholesalers or through distributors, the Company determines its months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by the Company’s three largest wholesalers, which account for approximately 90% of total gross sales of U.S. BioPharmaceuticals products, and provided by the Company’s distributors. Factors that may influence the Company’s estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their record keeping processes.

For biopharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s BioPharmaceuticals business outside of the U.S. and Mead Johnson business units around the world, the Company has significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. BioPharmaceuticals business for the quarter ended March 31, 2009 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report Form 10-Q.

Mead Johnson

The analysis of the change in Mead Johnson net sales was as follows:

	Three Months Ended March 31,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
Net Sales	$693	$703	(1)%	(3)%	9%	(7)%

Mead Johnson operates in four geographic operating segments: North America, Latin America, Asia and Europe. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these geographic operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe. The net sales by reportable segment were as follows:

	Three Months Ended March 31,
Dollars in Millions	2009	2008	% Change
Asia/Latin America	$390	$349	12%
North America/Europe	303	354	(14)%

Total	$693	$703	(1)%

The Asia/Latin America segment 12% increase was comprised of a 15% benefit from price and 7% from volume, partly offset by a 10% adverse impact of foreign exchange. The North America/Europe segment 14% decrease was comprised of 2% from higher pricing, which was offset by a 12% decline in volume and a 4% decline due to foreign exchange. The volume sales decline resulted from weaker performance in the U.S. market due to share losses driven by inroads from private label, and the impact of changes in the government-sponsored WIC program and the timing of product innovations relative to those of competitors.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Spain, Japan, Italy, Canada, Germany, and China. The Company’s net sales by geographic areas, based on the location of the customer, were as follows:

	Three Months Ended March 31,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
United States	$3,031	$2,747	10%	60%	56%
Europe, Middle East and Africa	991	1,122	(12)%	20%	23%
Other Western Hemisphere	383	457	(16)%	8%	9%
Pacific	610	565	8%	12%	12%

Total	$5,015	$4,891	3%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—BioPharmaceuticals.”

Net sales in Europe, Middle East and Africa decreased primarily due to increased generic competition for PLAVIX* and PRAVACHOL and a 14% unfavorable foreign exchange impact, partially offset by sales growth in major European markets for BARACLUDE, REYATAZ, SPRYCEL, ORENCIA and ABILIFY*.

Net sales in the Other Western Hemisphere countries decreased primarily due to a 17% unfavorable foreign exchange impact, partially offset by increased sales of key Mead Johnson products in Latin America, as well as increased sales of REYATAZ and SPRYCEL across major other Western Hemisphere markets.

Net sales in the Pacific region increased primarily due to increased sales of key Mead Johnson products in Asia and BARACLUDE in China and Japan, partially offset by a 5% unfavorable foreign exchange impact.

Expenses

	Three Months Ended March 31,
	Expenses			% of Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
Cost of products sold	$1,413	$1,570	(10)%	28.2%	32.1%
Marketing, selling and administrative	1,064	1,134	(6)%	21.2%	23.2%
Advertising and product promotion	324	319	2%	6.5%	6.5%
Research and development	923	782	18%	18.4%	16.0%
Provision for restructuring, net	27	11	145%	0.5%	0.2%
Litigation expense, net	104	—	—	2.1%	—
Equity in net income of affiliates	(146)	(164)	11%	(2.9)%	(3.4)%
Other (income)/expense, net	(78)	32	**	(1.6)%	0.7%

Total Expenses, net	$3,631	$3,684	(1)%	72.4%	75.3%

**	Change is in excess of 200%.

Cost of products sold

•

The improvement in cost of products sold as a percentage of net sales was primarily due to realized manufacturing savings from PTI, favorable foreign exchange impact, favorable worldwide biopharmaceuticals product sales mix, and higher U.S. biopharmaceuticals average selling prices. These factors were partially offset by product and material price increases. The 2009 costs include manufacturing rationalization charges of $26 million related to the implementation of PTI, compared to $96 million of rationalization charges recorded in 2008.

Marketing, selling and administrative

•	The decrease, including a favorable 5% foreign exchange impact, was primarily due to productivity savings and lower legal defense costs.

Advertising and product promotion

•	The increase, including a favorable 4% foreign exchange impact, was primarily due to increased advertising for ABILIFY.

Research and development

•	The increase, including a favorable 3% foreign exchange impact, was primarily due to increased licensing, and upfront payments to ZymoGenetics ($105 million) and Nissan ($40 million).

Provision for restructuring, net

•	The increase was primarily due to the timing of the implementation of PTI, which was announced in December 2007 and expanded in July 2008.

Litigation expense, net

•

The increase was due to the establishment of a $100 million reserve, related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

•

Equity in net income of affiliates was primarily related to the Company’s international joint venture with Sanofi. The decrease correlated to decreases in international PLAVIX* sales. For additional information, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense, net

•	The components of other (income)/expense, net were as follows:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Interest expense	$52	$73
Interest income	(13)	(43)
ARS impairment charge	—	25
Foreign exchange transaction (gains)/losses	(13)	19
Gain on sale of product lines, businesses and assets	(44)	(9)
Other, net	(60)	(33)

Other (income)/expense, net	$(78)	$32

•	Interest expense decreased primarily due to decreased interest rates and the amortization of basis adjustment resulting from the termination of interest rate swaps during 2009 and 2008.

•

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. The decrease was primarily due to a change in mix of the Company’s short-term investment portfolio as well as a decrease in rates of returns on short-term marketable securities, including U.S. Treasury Bills.

•	ARS impairment charge was due to the Company’s auction rate securities (ARS). See “Item 1. Financial Statements—Note 11. Cash, Cash Equivalents and Marketable Securities” for further detail.

•

Foreign exchange transaction gains were primarily due to a strengthening U.S. dollar impact on non-qualifying foreign exchange hedges and the re-measurement of non-functional currency denominated transactions.

•	Gain on sale of product lines, businesses and assets was primarily related to the sale of the Pakistan business in 2009.

•

Other, net includes income from third-party contract manufacturing, certain royalty income and expense, gains and losses on the sale of property, plant and equipment, insurance recoveries, deferred income recognized, certain litigation charges/recoveries, ConvaTec and Medical Imaging net transitional service fees, and amortization of certain upfront payments related to the Company’s alliances.

Specified Items

During the quarters ended March 31, 2009 and 2008, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results. However, $273 million and $173 million of the pre-tax amounts for the three months ended March 31, 2009 and 2008, respectively, were related to the BioPharmaceuticals segment and the remaining amounts were related to the Mead Johnson segment.

Three Months Ended March 31, 2009

	Cost of	Marketing,	Research	Provision for	Litigation	Other
	products	selling and	and	restructuring,	expense,	(income)/
Dollars in Millions	sold	administrative	development	net	net	expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$23	$—	$—	$23
Accelerated depreciation, asset impairment and other shutdown costs	26	—	—	3	—	—	29
Process standardization implementation costs	—	20	—	—	—	—	20
Termination of leased contracts	—	—	—	1	—	—	1
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(44)	(44)

Total PTI	26	20	—	27	—	(44)	29
Other:
Litigation charges	—	—	—	—	104	(10)	94
Mead Johnson separation costs	—	17	—	—	—	—	17
Upfront payments	—	—	145	—	—	—	145
Product liability	8	—	—	—	—	(5)	3

Total	$34	$37	$145	$27	$104	$(59)	288

Income taxes on items above							(98)
Income tax attributable to Mead Johnson separation							130

Decrease to Net Earnings							$320

Three Months Ended March 31, 2008

	Cost of	Marketing,	Research	Provision for	Other
	products	selling and	and	restructuring,	(income)/
Dollars in Millions	sold	administrative	development	net	expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$11	$—	$11
Accelerated depreciation, asset impairment and other shutdown costs	96	—	—	—	—	96
Process standardization implementation costs	—	15	—	—	—	15
Gain on sale and leaseback of properties	—	—	—	—	(9)	(9)

Total PTI	96	15	—	11	(9)	113
Other:
Product liability	—	—	—	—	16	16
Milestone payments	—	—	20	—	—	20
ARS impairment charge	—	—	—	—	25	25

Total	$96	$15	$20	$11	$32	174

Income taxes on items above						(33)

Decrease to Net Earnings						$141

Segment Results

As discussed in “Item 1. Financial Statements—Note 3. Business Segments,” in 2009 the Company changed the allocation of certain assets and operating activities, previously classified as “Corporate/Other,” to the BioPharmaceuticals and Mead Johnson segments for management analysis and reporting purposes. The following table reconciles the Company’s segment results to earnings from continuing operations before income taxes. Reconciling items are specified items, see “—Specified Items” above, and share of earnings attributable to noncontrolling interest.

	Three Months Ended March 31,
	Segment Results		% Change	% of Net Segment Sales
Dollars in Millions	2009	2008	2009 vs. 2008	2009	2008
BioPharmaceuticals	$1,098	$832	32%	25%	20%
Mead Johnson	159	208	(24)%	23%	30%

Total segment results	1,257	1,040	21%

Reconciliation of segment results to earnings from continuing operations before income taxes:
Specified items	(288)	(174)
Noncontrolling interest — pre-tax	415	341	22%

Earnings from continuing operations before income taxes	$1,384	$1,207	15%

BioPharmaceuticals

Earnings increased primarily due to increased sales of ABILIFY*, PLAVIX*, the HIV and hepatitis portfolio, SPRYCEL and ORENCIA. The increase in segment income, as a percentage of segment net sales, was primarily due to similar factors discussed in the analysis of consolidated expenses. A more favorable product sales mix, higher average selling prices and realized manufacturing savings from PTI contributed to a reduction of cost of products sold as a percentage of net sales. The results of PTI also contributed to a reduction of marketing, selling and administrative expenses as a percentage of net sales.

Mead Johnson

Earnings decreased primarily due to intersegment interest expense of $28 million and additional noncontrolling interest of $13 million resulting from the Mead Johnson initial public offering.

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 33.5% for the three months ended March 31, 2009 compared to 27.3% for the three months ended March 31, 2008. The higher tax rate was primarily related to the transfer of various international units of the Company to Mead Johnson prior to its initial public offering. For additional information on tax matters, see “Item 1. Financial Statements—Note 9. Income Taxes.”

Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestiture of ConvaTec and Medical Imaging. The results of the ConvaTec and Medical Imaging businesses are included in net earnings from discontinued operations for the three months ended March 31, 2008. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million). See “Item 1. Financial Statements—Note 6. Discontinued Operations” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to the Company’s partnerships with Sanofi for the territory covering the Americas related to PLAVIX* sales and the 16.9% noncontrolling interest in Mead Johnson. See “Item 1. Financial Statements—Note 5. Mead Johnson Nutrition Company Initial Public Offering,” for further discussion. The increase in noncontrolling interest corresponds to increased sales of PLAVIX*, the Mead Johnson initial public offering and Mead Johnson operating results.

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Sanofi partnerships	$391	$334
Mead Johnson	13	—
Other	11	7

Noncontrolling interest—pre-tax	415	341
Income taxes	132	111

Noncontrolling interest—net of taxes	$283	$230

Financial Position, Liquidity and Capital Resources

The Company continues to maintain a sufficient level of working capital, which was approximately $8.7 billion at March 31, 2009 and $8.0 billion at December 31, 2008. In 2009 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working capital items and borrowings are expected to fund near-term operations outside the U.S.

In December 2006, the Company obtained a $2.0 billion five year revolving credit facility from a syndicate of lenders, which is extendable on the anniversary date with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under this revolving credit facility at March 31, 2009.

On February 17, 2009, Mead Johnson entered into a three year syndicated revolving credit facility agreement. The credit facility is unsecured and provides for borrowings and letters of credit with a maximum outstanding amount at any time of $410 million, which may be increased up to $500 million at the option of Mead Johnson, with the consent of the lenders. There were no borrowings outstanding under this revolving credit facility at March 31, 2009.

Net Financial Assets

Net financial assets position was as follows:

	March 31,	December 31,
Dollars in Millions	2009	2008
Financial assets:
Cash and cash equivalents	$7,832	$7,976
Marketable securities—current	1,088	289

Total financial assets	8,920	8,265

Debt:
Short-term borrowings, including current portion of long-term debt	156	154
Long-term debt	6,492	6,585

Total debt	6,648	6,739

Net financial assets	$2,272	$1,526

Net financial assets at March 31, 2009 increased $746 million primarily attributed to the net proceeds from the Mead Johnson initial public offering of $782 million.

The Company believes that, based on the Company’s current level of cash, cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

Credit Ratings

The Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s long-term credit rating outlook is negative. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch’s long-term credit rating remains on stable outlook.

Working Capital

The following is a discussion of working capital:

	March 31,	December 31,
Dollars in Millions	2009	2008
Working capital	$8,742	$7,987

The increase in working capital of $755 million from December 31, 2008 to March 31, 2009 was primarily attributed to the net proceeds from the Mead Johnson initial public offering ($782 million).

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2009	2008
Cash flow provided by/(used in):
Operating activities	$ 452	$ 775
Investing activities	(926)	576
Financing activities	355	(734)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements related to all activities of the Company other than to investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for:

•	Noncontrolling interest;

•	Non-cash operating items such as depreciation and amortization; impairment charges; stock-based compensation charges;

•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of product lines and businesses; and

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

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

During the first quarter of 2009, changes in operating assets and liabilities resulted in a net cash outflow of $374 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($740 million) primarily related to decreases in accrued bonuses ($348 million) due to the timing of payments and pension funding ($339 million) in excess of current year expense;

•	Cash inflows from accounts payables ($206 million) primarily attributed to the timing of vendor and alliance payments; and

•	Cash inflows from U.S. and foreign income taxes payable ($71 million) due to pension contributions.

In the first quarter of 2008, changes in operating assets and liabilities resulted in a net cash outflow of $446 million which was impacted by:

•	Cash outflows from other operating assets and liabilities ($381 million) primarily related to decreases in accrued bonuses ($284 million) due to the timing of payments;

•	Cash outflows from U.S and foreign income taxes payable ($134 million) primarily attributed to the utilization of foreign tax credits in connection with tax payments;

•	Cash outflows from inventory ($103 million) mainly due to an increase in inventory in support of PLAVIX* sales and other key products; and

•	Cash inflows from accounts payables ($200 million) primarily attributed to the timing of vendor and alliance payments.

Investing Activities

Net cash used in investing activities was $926 million in the first quarter of 2009 and included:

•	Net purchases of marketable securities ($790 million);

•	Capital expenditures ($201 million); and

•	Proceeds from the divestiture of mature brands businesses including the Pakistan business ($37 million).

Net cash provided by investing activities was $576 million in the first quarter of 2008 and included:

•	Proceeds from the divestiture of Medical Imaging ($483 million);

•	Proceeds from the sale and leaseback of the Paris, France facility ($227 million);

•	Net proceeds from the sale of marketable securities ($100 million); and

•	Capital expenditures ($250 million).

Financing Activities

Net cash provided by financing activities was $355 million in the first quarter of 2009 and included:

•	Net proceeds from the Mead Johnson initial public offering ($782 million);

•	Net proceeds from the termination of interest rate swap agreements ($187 million); and

•	Dividend payments ($616 million).

Net cash used in financing activities was $734 million in the first quarter of 2008 and included:

•	Dividend payments ($613 million); and

•	Repayment of 1.10% Yen Notes due 2009 ($117 million).

Dividends declared per common share were $0.31 for the three months ended March 31, 2009 and March 31, 2008. The Company paid $616 million and $613 million in dividends for the three months ended March 31, 2009 and March 31, 2008, respectively. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

At March 31, 2009, the Company has committed to make approximately $4.1 billion, in the aggregate, of potential future research and development milestone payments to third parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on the Company’s consolidated balance sheets.

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

The Company maintains Inventory Management Agreements (IMAs) with its U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. BioPharmaceuticals products. Under the current terms of the IMAs, the Company’s three largest wholesaler customers provide the Company with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. BioPharmaceuticals products. The inventory information received from these wholesalers, together with the Company’s internal information, is used to estimate months on hand product level inventories at these wholesalers. The Company estimates months on hand product inventory levels for its U.S. BioPharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for the Company’s BioPharmaceuticals business outside of the U.S. and Mead Johnson business units around the world, the Company has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, the Company relies on a variety of methods to estimate months on hand product level inventories for these business units.

The Company believes the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

Consistent with prior years, the Company selected the first quarter as the period in which the annual goodwill impairment test was completed. As a result of the Mead Johnson initial public offering, the Company increased the number of Mead Johnson reporting units used in the goodwill impairment test. There is no goodwill impairment required as a result of the testing performed.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2008 Form 10-K.

In the first quarter of 2009, the Company sold $100 million notional amount of forward contracts (in several currencies) to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 11 months.

In the first quarter of 2009, the Company terminated $1,061 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $187 million. The basis adjustment on the debt, which was equal to the proceeds from this swap termination, is being recognized as a reduction to interest expense over the remaining life of the underlying debt.

In April 2009, the Company executed several fixed-to-floating interest rate swaps to convert $597 million of its 5.25% Notes due 2013 from fixed rate debt to variable rate debt.

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

The Company upgraded and integrated its SAP general ledger with a new consolidation and financial reporting warehouse in the three months ended March 31, 2009.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2008 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the three month period ended March 31, 2009:

	Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that may Yet Be Purchased Under the
Period	Shares Purchased(a)	per Share(a)	Programs(b)	Plans or Programs (b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2009	6,459	$ 22.87	—	$ 2,220
February 1 to 28, 2009	8,702	$ 21.91	—	$ 2,220
March 1 to 31, 2009	795,957	$ 18.43	—	$ 2,220

Three months ended March 31, 2009	811,118

(a)	Reflects the following transactions during the three months ended March 31, 2009 for the surrender to the Company of 811,118 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the three months ended March 31, 2009, no shares were repurchased pursuant to this program.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10.1	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, effective as of January 20, 1987 as amended effective June 10, 2008.
10.2	Letter Agreement dated April 21, 2009 between James M. Cornelius and Bristol-Myers Squibb Company.
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of ImClone Systems Incorporated; AVAPRO/AVALIDE (known in the European Union as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi-Aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; and ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: April 28, 2009	By:	/s/ James M. Cornelius
James M. Cornelius Chairman of the Board and Chief Executive Officer

Date: April 28, 2009	By:	/s/ Jean-Marc Huet
Jean-Marc Huet Chief Financial Officer