Form 10-Q
period 2009-06-30
BRISTOL MYERS SQUIBB CO
filed 2009-07-23
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:         1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2009, there were 1,980,924,717 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.
Controls and Procedures	63

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	63

Item 1A.
Risk Factors	63

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 4.
Submission of Mattters to a Vote of Security Holders	65

Item 6.
Exhibits	65

Signatures	66

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2009	2008	2009	2008

Net Sales	$5,384	$5,203	$10,399	$10,094

Cost of products sold	1,461	1,670	2,874	3,240
Marketing, selling and administrative	1,077	1,165	2,141	2,299
Advertising and product promotion	400	420	724	739
Research and development	829	826	1,752	1,608
Acquired in-process research and development	—	32	—	32
Provision for restructuring, net	20	30	47	41
Litigation expense, net	28	2	132	2
Equity in net income of affiliates	(150)	(150)	(296)	(314)
Other (income)/expense, net	(22)	(13)	(100)	19

Total Expenses, net	3,643	3,982	7,274	7,666

Earnings from Continuing Operations Before Income Taxes	1,741	1,221	3,125	2,428
Provision for income taxes	443	258	906	588

Net Earnings from Continuing Operations	1,298	963	2,219	1,840

Discontinued Operations:
Earnings, net of taxes	—	42	—	99
Loss on Disposal, net of taxes	—	—	—	(43)

Net Earnings from Discontinued Operations	—	42	—	56

Net Earnings	1,298	1,005	2,219	1,896

Net Earnings Attributable to Noncontrolling Interest	315	241	598	471

Net Earnings Attributable to Bristol-Myers Squibb Company	$983	$764	$1,621	$1,425

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$0.49	$0.36	$0.81	$0.69
Diluted	$0.49	$0.36	$0.81	$0.68

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$0.49	$0.38	$0.81	$0.72
Diluted	$0.49	$0.38	$0.81	$0.71

Dividends declared per common share	$0.31	$0.31	$0.62	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
COMPREHENSIVE INCOME

Net Earnings	$1,298	$1,005	$2,219	$1,896
Other Comprehensive Income/(Loss):
Foreign currency translation	95	(13)	20	141
Foreign currency translation on hedge of a net investment	(35)	2	(2)	(115)
Derivatives qualifying as cash flow hedges, net of taxes of $15 and $16 for the three months ended June 30, 2009 and 2008, respectively; and $2 and $19 for the six months ended June 30, 2009 and 2008, respectively	(31)	8	3	(66)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $7 and $11 for the three months ended June 30, 2009 and 2008, respectively; and $14 and $16 for the six months ended June 30, 2009 and 2008, respectively	(21)	24	(41)	35
Pension and postretirement benefits, net of taxes of $160 and $9 for the three months ended June 30, 2009 and 2008, respectively; and $220 and $9 for the six months ended June 30, 2009 and 2008, respectively	295	17	405	17
Pension and postretirement benefits reclassified to net earnings, net of taxes of $20 and $11 for the three months ended June 30, 2009 and 2008, respectively; and $37 and $17 for the six months ended June 30, 2009 and 2008, respectively	35	23	65	46
Available for sale securities, net of taxes of $4 and $3 for the three months ended June 30, 2009 and 2008, respectively; and $5 and $1 for the six months ended June 30, 2009 and 2008, respectively	12	(32)	14	(109)

Total Other Comprehensive Income/(Loss)	350	29	464	(51)

Comprehensive Income	1,648	1,034	2,683	1,845

Comprehensive Income Attributable to Noncontrolling Interest	317	241	603	471

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$1,331	$793	$2,080	$1,374

RETAINED EARNINGS

Retained Earnings at January 1			$22,549	$19,762
Net Earnings Attributable to Bristol-Myers Squibb Company			1,621	1,425
Cash dividends declared			(1,234)	(1,230)

Retained Earnings at June 30			$22,936	$19,957

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$7,507	$7,976
Marketable securities	613	289
Receivables, net of allowances of $130 in 2009 and $128 in 2008	3,619	3,644
Inventories, net	1,780	1,765
Deferred income taxes, net of valuation allowances	666	703
Prepaid expenses	385	320

Total Current Assets	14,570	14,697

Property, plant and equipment, net	5,468	5,405
Goodwill	4,827	4,827
Other intangible assets, net of accumulated amortization of $1,912 in 2009 and $1,802 in 2008	1,070	1,151
Deferred income taxes, net of valuation allowances	1,802	2,137
Marketable securities	983	188
Other assets	1,089	1,081

Total Assets	$29,809	$29,486

LIABILITIES

Current Liabilities:
Short-term borrowings	$124	$154
Accounts payable	1,802	1,535
Accrued expenses	2,548	2,936
Deferred income	267	277
Accrued rebates and returns	815	806
U.S. and foreign income taxes payable	394	347
Dividends payable	630	617
Accrued litigation liabilities	164	38

Total Current Liabilities	6,744	6,710

Pension, postretirement and postemployment liabilities	1,061	2,285
Deferred income	872	791
U.S. and foreign income taxes payable	531	466
Other liabilities	430	441
Long-term debt	6,235	6,585

Total Liabilities	15,873	17,278

Commitments and contingencies (Note 21)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,664 in 2009 and 5,668 in 2008, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2009 and 2008	220	220
Capital in excess of par value of stock	3,790	2,828
Restricted stock	(87)	(71)
Accumulated other comprehensive loss	(2,255)	(2,719)
Retained earnings	22,936	22,549
Less cost of treasury stock —224 million common shares in 2009 and 226 million in 2008	(10,508)	(10,566)

Total Bristol-Myers Squibb Company Shareholders’ Equity	14,096	12,241
Noncontrolling interest	(160)	(33)

Total Equity	13,936	12,208

Total Liabilities and Equity	$29,809	$29,486

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net earnings	$2,219	$1,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(598)	(471)
Depreciation	231	328
Amortization	101	126
Deferred income tax expense	112	276
Stock-based compensation expense	88	88
Impairment charges	—	23
Gain on sale of product lines and businesses	(59)	(25)
Gain on debt buyback and interest swap terminations	(11)	—
Gain on sale of property, plant and equipment and investment in other companies	(8)	(12)
Acquired in-process research and development	—	32
Changes in operating assets and liabilities:
Receivables	64	59
Inventories	(10)	(78)
Deferred income	75	(53)
Accounts payable	266	305
U.S. and foreign income taxes payable	61	(118)
Changes in other operating assets and liabilities	(1,283)	(487)

Net Cash Provided by Operating Activities	1,248	1,889

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	810	306
Purchases of marketable securities	(1,913)	(323)
Additions to property, plant and equipment and capitalized software	(365)	(460)
Proceeds from sale of property, plant and equipment and investment in other companies	36	53
Proceeds from sale of product lines and businesses	68	483
Purchase of Kosan Biosciences, Inc., net	—	(191)
Proceeds from sale and leaseback of properties	—	227

Net Cash (Used in)/Provided by Investing Activities	(1,364)	95

Cash Flows From Financing Activities:
Short-term debt repayments	(30)	(99)
Long-term debt borrowings	—	1,579
Long-term debt repayments	(67)	—
Interest rate swap termination	191	(19)
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	—	4
Dividends paid	(1,231)	(1,230)
Proceeds from Mead Johnson initial public offering	782	—

Net Cash (Used in)/Provided by Financing Activities	(355)	235

Effect of Exchange Rates on Cash and Cash Equivalents	2	27

(Decrease)/Increase in Cash and Cash Equivalents	(469)	2,246
Cash and Cash Equivalents at Beginning of Period	7,976	1,801

Cash and Cash Equivalents at End of Period	$7,507	$4,047

The consolidated statements of cash flows include the activities of the discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009. All material intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date, July 23, 2009. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in our Current Report on Form 8-K filed on April 28, 2009. See “—Note 3. Business Segments” for discussion of the change in business segments, due to the Mead Johnson Nutrition Company (Mead Johnson) initial public offering. Certain reclassifications were made to conform to the current period presentation.

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

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of intangible assets; restructuring charges and accruals; sales rebate and return accruals; inventory obsolescence; legal contingencies; tax assets and tax liabilities; stock-based compensation; retirement and postretirement benefits (including the actuarial assumptions); financial instruments, including marketable securities with no observable market quotes; as well as in estimates used in applying the revenue recognition policy. Actual results may differ from the estimated results.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The adoption of this pronouncement is not expected to have a material effect on the consolidated financial statements.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. Among other items, SFAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 is effective January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amending FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest

Note 1. Basis of Presentation and New Accounting Standards (Continued)

entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 is effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

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

The Company adopted SFAS No. 141(R), Business Combinations, for business combinations on or after January 1, 2009. This pronouncement replaced SFAS No. 141, Business Combinations, and requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated financial statements as there were no business combinations.

The Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, effective January 1, 2009 and the provisions have been applied retroactively. According to this pronouncement a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third-parties in connection with collaborative arrangements are presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-1 applies to the entire collaborative agreement. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 2. Alliances and Collaborations

sanofi

The Company has agreements with sanofi-aventis (sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel bisulfate), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records sanofi’s share of the results as a noncontrolling interest which was $424 million ($283 million after-tax) and $354 million ($238 million after-tax) for the three months ended June 30, 2009 and 2008, respectively, and $815 million ($549 million after-tax) and $688 million ($464 million after-tax) for the six months ended June 30, 2009 and 2008, respectively. The Company recorded net sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,851 million and $1,722 million for the three months ended June 30, 2009 and 2008, respectively, and $3,588 million and $3,335 million for the six months ended June 30, 2009 and 2008, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnership within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statements of earnings. The Company’s share of income from these partnership entities before taxes was $154 million and $162 million for the three months ended June 30, 2009 and 2008, respectively, and $301 million and $324 million for the six months ended June 30, 2009 and 2008, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statements of cash flows.

The Company and sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. Under this alliance, the Company recognized other income of $8 million in each of the three month periods ended June 30, 2009 and 2008, and $16 million in each of the six month periods ended June 30, 2009 and 2008, related to the amortization of deferred income associated with sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. The unrecognized portion of the deferred income amounted to $107 million and $123 million at June 30, 2009 and December 31, 2008, respectively, and will continue to amortize through 2012, the expected expiration of the license.

The following is the summarized financial information for the Company’s equity interests in the partnerships with sanofi for the territory covering Europe and Asia:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Net sales	$772	$926	$1,527	$1,823
Gross profit	577	708	1,144	1,391
Net income	295	328	584	660

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

Note 2. Alliances and Collaborations (Continued)

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

In April 2009, the Company and Otsuka announced an agreement to extend the U.S. portion of the commercialization and manufacturing agreement until the expected loss of product exclusivity in April 2015. Under the terms of the agreement, the Company paid Otsuka $400 million, which will be amortized as a reduction of net sales through the extension period. Beginning on January 1, 2010, the share of ABILIFY* U.S. net sales that the Company records will change from 65% to the following:

Share as a % of U.S. Net Sales
2010	58.0%
2011	53.5%
2012	51.5%

During this period, Otsuka will be responsible for 30% of the expenses related to the commercialization of ABILIFY*.

Beginning January 1, 2013, and through the expected loss of U.S. exclusivity in 2015, the Company will receive the following percentages of U.S. annual net sales:

Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

During this period, Otsuka will be responsible for 50% of all expenses related to the commercialization of ABILIFY*.

In addition, the Company and Otsuka announced that they have entered into an oncology collaboration for SPRYCEL and IXEMPRA, which includes the U.S., Japan and European Union (EU) markets (the Oncology Territory). Beginning in 2010 through 2020, the collaboration fees the Company will pay to Otsuka annually are the following percentages of net sales of SPRYCEL and IXEMPRA in the Oncology Territory:

	% of Net Sales
	2010 - 2012	2013 - 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 billion to $800 billion	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

During these periods, Otsuka will contribute (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products, and (ii) 1% of such commercial operational expenses relating to the products in the territory in excess of $175 million. Starting in 2011, Otsuka will have the right to co-promote SPRYCEL with the Company in the U.S. and Japan and in 2012, in the top five EU markets.

The U.S. extension and the oncology collaboration include a change-of-control provision in the case of an acquisition of the Company. If the acquiring company does not have a competing product to ABILIFY*, then the new company will assume the ABILIFY* agreement (as amended) and the oncology collaboration as it exists today. If the acquiring company has a product that competes with ABILIFY*, Otsuka can elect to request the acquiring company to choose whether to divest ABILIFY* or the competing product. In the scenario where ABILIFY* is divested, Otsuka would be obligated to acquire the Company’s rights under the ABILIFY* agreement (as amended). The agreements also provide that in the event of a generic competitor to ABILIFY* after January 1, 2010, the Company has the option of terminating the ABILIFY* April 2009 amendment (with the agreement as previously

Note 2. Alliances and Collaborations (Continued)

amended remaining in force). If the Company were to exercise such option then either (i) the Company would receive a payment from Otsuka according to a pre-determined schedule and the oncology collaboration would terminate at the same time or (ii) the oncology collaboration would continue for a truncated period according to a pre-determined schedule.

For the entire EU, the agreement remained unchanged and will expire in June 2014. In other countries where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded total revenue for ABILIFY* of $643 million and $529 million for the three months ended June 30, 2009 and 2008, respectively, and $1,232 million and $983 million for the six months ended June 30, 2009 and 2008, respectively. The Company amortized into cost of products sold $2 million in each of the three month periods ended June 30, 2009 and 2008, and $4 million in each of the six month periods ended June 30, 2009 and 2008, for previously capitalized milestone payments. The unamortized capitalized payment balance is recorded in other intangible assets, net and was $19 million at June 30, 2009 and $23 million at December 31, 2008, and will continue to amortize through 2012. The Company amortized as a reduction of net sales $16 million for both the three and six month periods ended June 30, 2009, related to the $400 million extension payment. The unamortized portion of this payment amounted to $384 million at June 30, 2009, and is included in other assets, net.

Lilly

The Company has a commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and copromotion of ERBITUX* (cetuximab) in the U.S., which expires as to ERBITUX* in September of 2018. The Company also has codevelopment and copromotion rights in Canada and Japan. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement covering North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America.

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

The Company recorded net sales for ERBITUX* of $173 million and $196 million for the three months ended June 30, 2009 and 2008, respectively, and $337 million and $383 million for the six months ended June 30, 2009 and 2008, respectively. The Company amortized into cost of products sold $10 million and $9 million for the three months ended June 30, 2009 and 2008, respectively, and $19 million in each of the six month periods ended June 30, 2009 and 2008, for previously capitalized milestone payments, which were accounted for as a license acquisition. The unamortized portion of the approval payments is recorded in other intangible assets, net and was $341 million at June 30, 2009 and $360 million at December 31, 2008, and will continue to amortize through 2018, the remaining term of the agreement.

Upon initial execution of the commercialization agreement, the Company acquired an ownership interest in ImClone which approximated 17% at the time of the transaction noted below, and had been accounting for its investment under the equity method. The Company recorded an equity loss in net income of affiliates, which was adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004, of $9 million and $5 million for the three and six months ended June 30, 2008, respectively. The Company sold its shares of ImClone for $1.0 billion and recognized a pre-tax gain of $895 million in November 2008.

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe.

Gilead records all ATRIPLA* revenues in the U.S., Canada and most countries in Europe and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product to third-party customers. In a limited number of EU countries, the Company records revenue for ATRIPLA* where the Company agreed to purchase the product from Gilead and distribute it to third-party customers. The Company recorded revenues of $206 million and $131 million for the three months ended June 30, 2009 and 2008, respectively, and $388 million and $250 million

Note 2. Alliances and Collaborations (Continued)

for the six months ended June 30, 2009 and 2008, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings. The Company recorded an equity loss on the U.S. joint venture with Gilead of $3 million and $2 million for the three months ended June 30, 2009 and 2008, respectively, and $5 million and $4 million for the six months ended June 30, 2009 and 2008, respectively.

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

The $150 million in upfront and milestone payments received by the Company in the two year period ended December 31, 2008 were deferred and are being recognized over the useful life of the products into other income. The Company amortized into other income $3 million and $2 million of these payments in the three months ended June 30, 2009 and 2008, respectively, and $6 million and $4 million in the six months ended June 30, 2009 and 2008, respectively. The unamortized portion of the upfront and milestone payments was $128 million at June 30, 2009 and $134 million at December 31, 2008. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to an additional $250 million if all development and regulatory milestones for saxagliptin are met and up to an additional $300 million if all sales-based milestones for saxagliptin are met. Under the SGLT2 Agreement, the Company could receive up to an additional $350 million if all development and regulatory milestones for dapagliflozin are met and up to an additional $390 million if all sales-based milestones for dapagliflozin are met. Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca (with AstraZeneca bearing all the costs of the initial agreed upon development plan for dapagliflozin in Japan) and any additional development costs will generally be shared equally. The Company records development costs related to saxagliptin and dapagliflozin net of AstraZeneca’s share in research and development expenses. The Company incurred reimbursable research and development expenses of $5 million and $43 million for the three months ended June 30, 2009 and 2008, respectively, and $29 million and $81 million for the six months ended June 30, 2009 and 2008, respectively. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis (excluding, in the case of saxagliptin, Japan), and the Company will manufacture both products. The companies will cocommercialize dapagliflozin in Japan and share profits/losses equally. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive a royalty.

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions.

The Company received $290 million in upfront payments in the two year period ended December 31, 2008. In addition, the Company received a $150 million milestone payment in April 2009 for the commencement of Phase III clinical trials for prevention of major adverse cardiovascular events in acute coronary syndrome. The Company amortized into other income $7 million and $4 million of the upfront and milestone payments in the three months ended June 30, 2009 and 2008, respectively, and $12 million and $9 million for the six months ended June 30, 2009 and 2008, respectively. The unamortized portion of the upfront and milestone payments was $399 million at June 30, 2009 and $261 million at December 31, 2008. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The Company records apixaban development costs net of Pfizer’s share in research and development expenses. The Company incurred reimbursable research and development expenses of $45 million and $40 million for the three months ended June 30, 2009 and 2008, respectively, and $87 million and $83 million for the six months ended June 30, 2009 and 2008, respectively. The Company may also receive additional payments from Pfizer of up to an additional $630 million based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis, and will manufacture product under this arrangement.

Note 2. Alliances and Collaborations (Continued)

Medarex

The Company maintains a worldwide collaboration with Medarex, Inc. (Medarex) to codevelop and copromote ipilimumab, a fully human antibody currently in Phase III development for the treatment of metastatic melanoma.

Future milestone payments would be required to be made by the Company to Medarex based upon the successful achievement of various regulatory and sales-related stages. The Company and Medarex will also share in future development costs. Medarex could receive up to $220 million if all regulatory milestones for ipilimumab are met and up to $275 million if sales-related milestones for ipilimumab are met. In the U.S., Medarex will receive royalties unless it exercises an option to copromote in the U.S., in which event it will share in commercialization costs and receive/bear up to 45% of the profits/losses with the Company in the U.S. The Company has an exclusive license outside of the U.S. and will pay royalties to Medarex.

The Company previously invested $25 million in Medarex which represents 2.4% of their outstanding shares. See “—Note 22. Subsequent Event.”

Exelixis

In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company paid Exelixis $195 million in 2008 upon execution of the agreement, and paid an additional $20 million in the first six months of 2009 and $25 million in July 2009, all of which was expensed as research and development in 2008. Exelixis will fund the first $100 million of development for XL184. If Exelixis elects to continue sharing development, Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits/losses equally and has an option to copromote in the U.S.; failing such elections, Exelixis receives milestones and royalties on U.S. sales. The Company will fund 100% of development costs in Japan. In addition to royalties on non-U.S. sales, the Company could pay up to $610 million if all development and regulatory milestones are met on both compounds and up to an additional $300 million if all sales-based milestones are met on both compounds.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. During December 2006, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis will pursue the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, the Company paid Exelixis $60 million of upfront fees in 2007. During 2008, the Company paid Exelixis $40 million in IND acceptance milestones. If Exelixis elects to fund development costs and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts out of the codevelopment and copromotion agreement, the Company will take over full development and U.S. commercial rights, and, if successful, will pay Exelixis development and regulatory milestones up to $190 million and up to an additional $90 million of sales-based milestones, as well as royalties.

Since July 2001, the Company has held an equity investment in Exelixis, which at June 30, 2009 represented less than 1% of their outstanding shares.

ZymoGenetics

In January 2009, the Company and ZymoGenetics, Inc. (ZymoGenetics) entered into a global codevelopment arrangement in the U.S. for PEG-Interferon lambda, a novel type 3 interferon for the treatment of hepatitis C. Under the terms of the arrangement, the Company paid ZymoGenetics $105 million in the first six months of 2009 and an additional $25 million in July 2009, all of which was expensed as research and development. ZymoGenetics will fund the first $100 million of global development for PEG-Interferon lambda after which, ZymoGenetics will fund 20% of development costs in the U.S. and Europe and the Company will fund 100% of the development costs in the rest of the world. If ZymoGenetics elects to continue sharing development and commercialization costs in the U.S., ZymoGenetics will share 40% of U.S. profits/losses and has an option to copromote in the U.S. Failing such election to fund development costs in the U.S., ZymoGenetics will receive royalties on U.S. sales. The Company will pay ZymoGenetics royalties on all non-U.S. sales. In addition, the Company could pay up to $405 million if all hepatitis C development and regulatory milestones are met; up to $287 million if development and regulatory milestones for other potential indications are met; and up to an additional $285 million if all sales-based milestones are met.

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

Effective January 1, 2009, the Company changed its measurement of segment income for all the periods presented. The following summarizes the most significant changes from the previously reported amounts:

•

Certain items that were previously excluded from segment results are now included, including, but not limited to, costs attributed to certain corporate administrative functions and programs, stock-based compensation expense and net interest expense;

•

Certain items that were previously included in segment results are now excluded, including but not limited to, costs attributed to productivity transformation initiative (PTI), upfront milestone payments and acquired in-process research and development; and

•	The pre-tax income attributable to noncontrolling interest is excluded from the segment results.

The following table reconciles the Company’s segment results to earnings from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Segment results:
BioPharmaceuticals	$1,242	$848	$2,340	$1,680
Mead Johnson	151	188	310	396

Total segment results	1,393	1,036	2,650	2,076

Reconciliation of segment results to earnings from continuing operations before income taxes:
Productivity transformation initiative	(82)	(109)	(111)	(222)
Auction rate securities (ARS) impairment charge and gain on sale	—	2	—	(23)
Upfront and milestone payments and acquired in-process research and development	(29)	(63)	(174)	(83)
Litigation and product liability charges	(28)	(2)	(125)	(18)
Mead Johnson separation costs	(8)	(1)	(25)	(1)
Mead Johnson gain on sale of trademark	12	—	12	—
Debt buyback and swap terminations	11	—	11	—
Noncontrolling interest	472	358	887	699

Earnings from continuing operations before income taxes	$1,741	$1,221	$3,125	$2,428

Net sales of the Company’s key products and product categories within business segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
BioPharmaceuticals
PLAVIX*	$1,539	$1,387	$2,974	$2,695
AVAPRO*/AVALIDE*	313	335	615	640
REYATAZ	331	324	653	621
SUSTIVA Franchise (total revenue)	312	282	604	555
BARACLUDE	179	136	331	244
ERBITUX*	173	196	337	383
SPRYCEL	107	76	195	142
IXEMPRA	29	26	53	51
ABILIFY*	643	529	1,232	983
ORENCIA	148	106	272	193
Other	891	1,078	1,721	2,156

Total BioPharmaceuticals	4,665	4,475	8,987	8,663

Mead Johnson Nutrition Company products	719	728	1,412	1,431

Total	$5,384	$5,203	$10,399	$10,094

Note 4. Restructuring

The Company’s productivity transformation initiative is designed to fundamentally change the way it runs its business to meet the challenges of a changing business environment, to take advantage of the diverse opportunities in the marketplace as the Company is transforming into a next-generation biopharmaceutical company, and to create a total of $2.5 billion in annual productivity cost savings and cost avoidance by 2012. In connection with the PTI, the Company aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and to substantially improve its cost base.

The charges associated with the PTI are estimated to be in the range of $1.3 billion to $1.6 billion, which includes $806 million of costs already incurred. The incurred costs are net of $214 million of gains related to the sale of mature product lines and businesses. The exact timing of the recognition of PTI charges cannot be predicted with certainty and will be affected by the existence of triggering events for expense recognition, among other factors.

The Company recorded the following PTI charges:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Provision for restructuring, net	$20	$30	$47	$41
Accelerated depreciation, asset impairment and other shutdown costs	24	58	50	154
Retirement plan curtailment charge (Note 17)	25	—	25	—
Process standardization implementation costs	24	21	44	36
Gain on sale of product lines, businesses and assets	(11)	—	(55)	(9)

Total	$82	$109	$111	$222

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

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 140 and 170 for the three months ended June 30, 2009 and 2008, respectively, and 355 and 370 for the six months ended June 30, 2009 and 2008, respectively. The following tables present the detail of expenses incurred in connection with the restructuring activities:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
Dollars in Millions	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Charges	$18	$—	$18	$27	$—	$27
Changes in estimates	2	—	2	3	—	3

Provision for restructuring, net	$20	$—	$20	$30	$—	$30

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
Dollars in Millions	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Charges	$41	$6	$47	$40	$1	$41
Changes in estimates	—	—	—	(1)	1	—

Provision for restructuring, net	$41	$6	$47	$39	$2	$41

The Company excludes the impact of restructuring charges and other related PTI costs from segment income. See “—Note 3. Business Segments” for a reconciliation of segment results to earnings from continuing operations before income taxes. Restructuring charges originating from the BioPharmaceuticals segment were $19 million and $29 million for the three months ended June 30, 2009 and 2008, respectively, and $38 million and $39 million for the six months ended June 30, 2009 and 2008, respectively, with the remaining charges relating to the Mead Johnson segment.

The following table represents the reconciliation of restructuring liabilities and spending against those liabilities:

Dollars in Millions	Termination Liability	Other Exit Costs Liability	Total
Liability at January 1, 2009	$188	$21	$209
Charges	41	6	47
Spending	(75)	(4)	(79)

Liability at June 30, 2009	$154	$23	$177

Note 5. Mead Johnson Nutrition Company Initial Public Offering

In February 2009, Mead Johnson Nutrition Company completed an initial public offering (IPO), in which it sold 34.5 million shares of its Class A common stock at $24 per share. The net proceeds, after deducting $46 million of underwriting discounts, commissions and offering expenses, were $782 million, which were allocated to noncontrolling interest and capital in excess of par value of stock within the Company’s equity.

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

Mead Johnson continues to be consolidated for financial reporting purposes. The Company has entered into various agreements related to the separation of Mead Johnson, including a separation agreement, a transitional services agreement, a tax matters agreement, a registration rights agreement and an employee matters agreement.

Note 6. Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestiture of ConvaTec and Medical Imaging. The results of the ConvaTec and Medical Imaging businesses are included in net earnings from discontinued operations for the three months and six months ended June 30, 2008. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million).

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

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$322	$8	$330	$612	$26	$638

Earnings before income taxes	$83	$1	$84	$166	$5	$171
Curtailment losses and special termination benefits	16	—	16	16	—	16
Provision for income taxes	26	—	26	55	1	56

Earnings, net of taxes	$41	$1	$42	$95	$4	$99

The consolidated statements of cash flows include the ConvaTec and Medical Imaging businesses through the date of disposition. The Company uses a centralized approach for cash management and financing of its operations; as such, debt was not allocated to these businesses.

Note 7. Earnings Per Share

The numerator for basic earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The numerator for diluted earnings per share is net earnings attributable to shareholders with interest expense added back for the assumed conversion of the convertible debt into common stock and reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average number of common stock outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive stock options, restricted shares and contingently convertible debt into common stock. The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2009	2008	2009	2008
Basic:
Net Earnings from Continuing Operations	$1,298	$963	$2,219	$1,840
Less Net Earnings Attributable to Noncontrolling Interest	(315)	(241)	(598)	(471)

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company	983	722	1,621	1,369
Dividends and undistributed earnings attributable to unvested shares	(6)	(4)	(9)	(7)

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company used for Basic Earnings per Common Share Calculation	977	718	1,612	1,362
Discontinued Operations:
Earnings, net of taxes	—	42	—	99
Loss on Disposal, net of taxes	—	—	—	(43)

Net Earnings Attributable to Bristol-Myers Squibb Company	$977	$760	$1,612	$1,418

Basic Earnings Per Share:
Average Common Shares Outstanding – Basic	1,980	1,977	1,979	1,976

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company per Common Share	$0.49	$0.36	$0.81	$0.69
Discontinued Operations:
Earnings, net of taxes	—	0.02	—	0.05
Loss on Disposal, net of taxes	—	—	—	(0.02)

Net Earnings Attributable to Bristol-Myers Squibb Company per Common Share	$0.49	$0.38	$0.81	$0.72

Diluted:
Net Earnings from Continuing Operations	$1,298	$963	$2,219	$1,840
Less Net Earnings Attributable to Noncontrolling Interest	(315)	(241)	(598)	(471)

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company	983	722	1,621	1,369
Contingently convertible debt interest expense and dividends and undistributed earnings attributable to unvested shares	(6)	—	(9)	5

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company used for Diluted Earnings per Common Share Calculation	977	722	1,612	1,374
Discontinued Operations:
Earnings, net of taxes	—	42	—	99
Loss on Disposal, net of taxes	—	—	—	(43)

Net Earnings Attributable to Bristol-Myers Squibb Company	$977	$764	$1,612	$1,430

Diluted Earnings Per Share:
Average Common Shares Outstanding – Basic	1,980	1,977	1,979	1,976
Contingently convertible debt common stock equivalents	1	29	1	29
Incremental shares outstanding assuming the exercise/vesting of share-based compensation awards	2	—	2	—

Average Common Shares Outstanding – Diluted	1,983	2,006	1,982	2,005

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company per Common Share	$0.49	$0.36	$0.81	$0.68
Discontinued Operations:
Earnings, net of taxes	—	0.02	—	0.05
Loss on Disposal, net of taxes	—	—	—	(0.02)

Net Earnings Attributable to Bristol-Myers Squibb Company per Common Share	$0.49	$0.38	$0.81	$0.71

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 138 million and 143 million for the three months ended June 30, 2009 and 2008, respectively, and 132 million and 142 million for the six months ended June 30, 2009 and 2008, respectively.

Note 8. Other (Income)/Expense, Net

The components of other (income)/expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Interest expense	$42	$80	$94	$153
Interest income	(14)	(31)	(27)	(74)
Gain on debt buyback and termination of interest rate swap agreements	(11)	—	(11)	—
ARS impairment charge	—	—	—	25
Foreign exchange transaction losses/(gains)	17	(2)	4	17
Gain on sale of product lines, businesses and assets	(23)	—	(67)	(9)
Net royalty income and amortization of upfront and milestone payments received from alliance partners (Note 2)	(34)	(41)	(69)	(82)
Pension curtailment charge (Note 17)	25	—	25	—
Other, net	(24)	(19)	(49)	(11)

Other (income)/expense, net	$(22)	$(13)	$(100)	$19

Interest expense was reduced by $29 million and $15 million for the three months ended June 30, 2009 and 2008, respectively, and $53 million and $22 million for the six months ended June 30, 2009 and 2008, respectively, from the effects of interest rate swaps. In addition, interest expense was further reduced by $7 million and less than $1 million for the three months ended June 30, 2009 and 2008, respectively, and $12 million and less than $1 million for the six months ended June 30, 2009 and 2008, respectively, from the termination of interest rate swaps during 2009 and 2008. See “—Note 20. Financial Instruments” for additional discussion on terminated swap contracts.

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. For further detail on ARS impairment charge, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Foreign exchange transaction losses were primarily due to a weakening U.S. dollar impact on non-qualifying foreign exchange hedges and the re-measurement of non-functional currency denominated transactions.

Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including the Pakistan business in 2009.

Other, net includes income from third-party contract manufacturing, gains and losses on the sale of property, plant and equipment, deferred income recognized, certain litigation charges/recoveries, and ConvaTec and Medical Imaging net transitional service fees.

Note 9. Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 25.4% and 29.0% for the three and six months ended June 30, 2009, respectively, compared to 21.1% and 24.2% for the three and six months ended June 30, 2008, respectively. The higher tax rate in the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to a tax benefit of $91 million recorded in the three months ended June 30, 2008 related to the effective settlement of the 2002—2003 audit with the Internal Revenue Service. In addition, the three months ended June 30, 2009 included offsetting effects related to the Mead Johnson separation activities discussed below and a $40 million tax benefit related to the final settlement of certain state audits. The higher tax rate in the six months ended June 30, 2009 compared to the same period in 2008 was primarily related to the transfer of various international units of the Company to Mead Johnson prior to its initial public offering in addition to the items discussed above.

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

President Obama’s Administration has proposed reforms to the international tax laws that if adopted may increase taxes and reduce the Company’s results of operations and cash flows.

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

The Company will continue to file a U.S. federal consolidated federal tax return and various state combined tax returns with Mead Johnson. As part of the initial public offering of Mead Johnson, a tax sharing agreement was put in place between the Company and Mead Johnson. Mead Johnson will make payments to the Company on a quarterly basis for its tax liability for U.S. federal purposes and various state purposes computed as a stand alone entity. These payments represent either Mead Johnson’s share of the tax liability or reimbursement to the Company for utilization of certain tax attributes. The Company has agreed to indemnify Mead Johnson for any outstanding tax liabilities or audit exposures (such as, income, sales and use, or property taxes) that existed for periods prior to the initial public offering.

The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company is currently under examination by a number of tax authorities, which have potential adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2009 will decrease in the range of approximately $55 million to $85 million in the next 12 months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities, which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made at this time.

Note 10. Fair Value Measurement

Financial assets and liabilities carried at fair value at June 30, 2009 are classified in one of the three categories, which are described below:

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

Dollars in Millions	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government Agency Securities	$550	$—	$—	$550
U.S. Treasury Bills	160	—	—	160
Equity Securities	28	—	—	28
Prime Money Market Funds	—	3,275	—	3,275
U.S. Treasury Money Market Funds	—	1,454	—	1,454
U.S. Government Agency Money Market Funds	—	918	—	918
Corporate Debt Securities	—	393	—	393
FDIC Insured Debt Securities	—	301	—	301
Floating Rate Securities	—	—	96	96
Auction Rate Securities	—	—	94	94

Total available for sale assets	738	6,341	190	7,269

Derivatives:
Interest Rate Swap Derivatives	—	210	—	210
Foreign Exchange Derivatives	—	27	—	27

Total derivative assets	—	237	—	237

Total assets at fair value	$738	$6,578	$190	$7,506

Dollars in Millions	Level 1	Level 2	Level 3	Total
Derivatives:
Foreign Exchange Derivatives	$—	$39	$—	$39
Interest Rate Swap Derivatives	—	13	—	13
Natural Gas Contracts	—	5	—	5

Total derivative liabilities	—	57	—	57

Total liabilities at fair value	$—	$57	$—	$57

At June 30, 2009, the majority of the Company’s ARS are primarily rated ‘BBB/Baa1’ or better; however, several of the ARS are rated below investment grade at ‘BBB/Caa2’. ARS primarily represent interests in insurance securitizations and, to a lesser extent, structured credits. Due to the lack of observable market quotes on the Company’s ARS portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company’s determination of fair value on its ARS investment portfolio at June 30, 2009 included internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other non-observable evidence of fair value. Because the Company intends to sell these investments before recovery of their amortized cost basis, the Company will consider any further decline in fair value to be an other-than-temporary impairment.

Note 10. Fair Value Measurement (Continued)

The Company’s floating rate securities (FRS) are primarily rated ‘BBB/B3’ or better at June 30, 2009. FRS are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. The underlying assets of the FRS primarily consist of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities and corporate bonds and loans. Since the latter part of 2007, the general FRS market became less liquid or active due to continuing credit and liquidity concerns; as a result, there is no availability of observable market quotes in the active market (Level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (Level 2 inputs). Due to the current lack of an active market for the Company’s FRS and the general lack of transparency into their underlying assets, the Company relies on other qualitative analysis including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs) to value its FRS portfolio. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider any decline in fair value to be an other-than-temporary impairment. Therefore, any declines in fair value are reported as a temporary loss in other comprehensive income. During the six months ended June 30, 2009 the Company received $120 million of principal at par for FRS.

In the second quarter of 2009, the Company invested $394 million in corporate debt securities. Corporate debt securities are rated ‘A/A2’ or better.

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Government Agency Securities and U.S. Government Agency Money Market Funds – valued at the quoted market price from observable pricing sources at the reporting date.

•	U.S. Treasury Bills and U.S. Treasury Money Market Funds – valued at the quoted market price from observable pricing sources at the reporting date.

•	Equity Securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•	Prime Money Market Funds – net asset value of $1 per share.

•	Corporate Debt Securities – valued at the quoted market price from observable pricing sources at the reporting date.

•	FDIC Insured Debt Securities – valued at the quoted market price from observable pricing sources at the reporting date.

•

Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2009. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. Due to the short-term maturities of the Company’s foreign exchange derivatives, which are 17 months or less, counterparty credit risk is not significant.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2009. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. In addition, credit valuation adjustment volatility may have a significant impact on the valuation of the Company’s interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

•

Natural gas forward contracts – valued using NYMEX futures prices for natural gas at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2009. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying natural gas prices. Due to the short-term maturities of the Company’s natural gas derivatives, which are six months or less, counterparty credit risk is not significant.

For further discussion on the Company’s June 30, 2009 fair value, carrying value and rollforward of activity that occurred during 2009, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

Note 11. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents at June 30, 2009 and December 31, 2008 of $7,507 million and $7,976 million, respectively, primarily consisted of U.S. government agency securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk.

The following tables summarize the Company’s current and non-current marketable securities, which include U.S. dollar-denominated FRS and ARS, and are accounted for as “available for sale” debt securities:

	June 30, 2009				December 31, 2008
Dollars in Millions	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI
Current:
U.S. government agency securities	$350	$350	$350	$—	$—	$—	$—	$—
U.S. Treasury Bills	160	160	160	—	179	180	180	1
FDIC insured debt securities	100	100	100	—	—	—	—	—
Floating rate securities	3	3	3	—	115	109	109	(6)

Total current	$613	$613	$613	$—	$294	$289	$289	$(5)

Non-current:
Corporate debt securities	$394	$393	$393	$(1)	$—	$—	$—	$—
FDIC insured debt securities	200	201	201	1	—	—	—	—
U.S. government agency securities	200	200	200	—	—	—	—	—
Auction rate securities	169	94	94	—	169	94	94	—
Floating rate securities	131	93	93	(38)	139	94	94	(45)
Other	2	2	2	—	—	—	—	—

Total non-current	$1,096	$983	$983	$(38)	$308	$188	$188	$(45)

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS):

	2009				2008
	Current	Non-current			Current	Non-current
Dollars in Millions	FRS	FRS	ARS	Total	FRS	FRS	ARS	Total
Carrying value at January 1	$109	$94	$94	$297	$337	$—	$419	$756
Settlements	(112)	(8)	—	(120)	(103)	—	(49)	(152)
Transfers between current and non-current	—	—	—	—	(104)	104	—	—
Losses included in earnings	—	—	—	—	—	—	(23)	(23)
Gains/(losses) included in OCI	6	7	—	13	(35)	(12)	(53)	(100)

Carrying value at June 30	$3	$93	$94	$190	$95	$92	$294	$481

Note 12. Receivables, Net

The major categories of receivables were as follows:

Dollars in Millions	June 30, 2009	December 31, 2008
Trade receivables	$2,487	$2,545
Alliance partners receivables	857	804
Income tax refund claims	102	64
Miscellaneous receivables	303	359

	3,749	3,772
Less allowances	130	128

Receivables, net	$3,619	$3,644

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, a corresponding reclassification was made which reduced alliance partner receivables and deferred income by $499 million and $566 million at June 30, 2009 and December 31, 2008, respectively. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Collaborations.”

In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 38% and 35% of total trade receivables at June 30, 2009 and December 31, 2008, respectively.

Note 13. Inventories, Net

The major categories of inventories were as follows:

Dollars in Millions	June 30, 2009	December 31, 2008
Finished goods	$721	$707
Work in process	669	738
Raw and packaging materials	390	320

Inventories, net	$1,780	$1,765

Inventories expected to remain on-hand beyond one year were $288 million at June 30, 2009 and $185 million at December 31, 2008 and were included in non-current other assets.

Inventories include capitalized costs related to production of products for programs in Phase III development subject to final U.S. Food and Drug Administration approval. The probability of future sales, as well as the status of the regulatory approval process were considered in assessing the recoverability of these costs. These capitalized costs were $52 million and $47 million at June 30, 2009 and December 31, 2008, respectively.

Note 14. Property, Plant and Equipment, Net

The major categories of property, plant and equipment were as follows:

Dollars in Millions	June 30, 2009	December 31, 2008
Land	$150	$149
Buildings	4,619	4,506
Machinery, equipment and fixtures	4,077	4,007
Construction in progress	828	787

Total property, plant and equipment	9,674	9,449
Less accumulated depreciation	4,206	4,044

Property, plant and equipment, net	$5,468	$5,405

Capitalized interest was $8 million and $12 million for the six months ended June 30, 2009 and 2008, respectively.

Note 15. Accrued Expenses

The major categories of accrued expenses were as follows:

Dollars in Millions	June 30, 2009	December 31, 2008
Employee compensation and benefits	$467	$784
Royalties	563	515
Accrued research and development	451	466
Restructuring—current	129	158
Pension and postretirement benefits	84	90
Other	854	923

Total accrued expenses	$2,548	$2,936

Note 16. Equity

Changes in common shares, treasury stock, capital in excess of par value of stock and restricted stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
Balance at January 1, 2008	2,205	226	$(10,584)	$2,722	$(97)
Employee stock compensation plans	—	—	14	53	5

Balance at June 30, 2008	2,205	226	$(10,570)	$2,775	$(92)

Balance at January 1, 2009	2,205	226	$(10,566)	$2,828	$(71)
Mead Johnson initial public offering	—	—	—	942	—
Employee stock compensation plans	—	(2)	58	20	(16)

Balance at June 30, 2009	2,205	224	$(10,508)	$3,790	$(87)

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	26	(31)	63	(109)	(51)

Balance at June 30, 2008	$(299)	$(68)	$(910)	$(235)	$(1,512)

Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	18	(38)	470	14	464

Balance at June 30, 2009	$(406)	$(24)	$(1,788)	$(37)	$(2,255)

The reconciliation of noncontrolling interest was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Balance at beginning of period	$(208)	$6	$(33)	$(27)
Mead Johnson initial public offering	—	—	(160)	—
Net earnings attributable to noncontrolling interest	456	358	864	699
Other comprehensive income attributable to noncontrolling interest	2	—	5	—
Distributions	(410)	(376)	(836)	(684)

Balance at June 30	$(160)	$(12)	$(160)	$(12)

Noncontrolling interest is primarily related to the Company’s partnerships with sanofi for the territory covering the Americas for sales of PLAVIX* and the 16.9% of Mead Johnson owned by the public. Net earnings attributable to noncontrolling interest is presented net of taxes of $157 million and $117 million for the three months ended June 30, 2009 and 2008, respectively, and $289 million and $228 million for the six months ended June 30, 2009 and 2008, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships.

Note 17. Pension, Postretirement and Postemployment Liabilities

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2009	2008	2009	2008	2009	2008	2009	2008

Service cost — benefits earned during the period	$48	$54	$2	$2	$107	$119	$3	$4
Interest cost on projected benefit obligation	89	99	10	10	193	196	19	20
Expected return on plan assets	(107)	(117)	(5)	(7)	(233)	(236)	(10)	(14)
Amortization of prior service cost/(credit)	1	2	(1)	(1)	4	5	(2)	(2)
Amortization of net actuarial loss	28	24	2	1	70	49	5	3

Net periodic benefit cost	59	62	8	5	141	133	15	11
Curtailments and special termination benefits	25	16	—	—	25	16	—	—

Total net periodic benefit cost	$84	$78	$8	$5	$166	$149	$15	$11

During June 2009, the Company amended its U.S. Retirement Income Plan (and several other plans) whereby, effective December 31, 2009, the Company will eliminate crediting future benefits relating to service. The Company will continue to consider salary increases for an additional five-year period in determining the benefit obligation related to prior service. The Company has accounted for the amendment as a curtailment.

As a result, the Company re-measured the applicable plan assets and obligations. The re-measurement resulted in a $455 million reduction to accumulated OCI ($295 million net of taxes) and a corresponding decrease to the unfunded status of the plan due to the curtailment, updated plan asset valuations and a change in the discount rate from 7.0% to 7.5%. A curtailment charge of $25 million was also recognized in other (income)/expense, net during the second quarter of 2009 for the remaining amount of unrecognized prior service cost. In addition, the Company has reclassified all participants as inactive for benefit plan purposes and will amortize actuarial gains and losses over the expected weighted-average remaining lives of plan participants (31 years).

In connection with the plan amendment, the Company will also increase its expected contributions to its principal defined contribution plans in the U.S. and Puerto Rico effective January 1, 2010. The net impact of the above actions is expected to reduce the future retiree benefit costs, although future costs will continue to be subject to market conditions and other factors including actual and expected plan asset performance and interest rates.

In February 2009, the Company re-measured the U.S. Retirement Income Plan and several other retirement and benefit plans upon the transfer of certain plan assets and related obligations to new Mead Johnson plans for active Mead Johnson participants. The re-measurement resulted in a $170 million reduction to accumulated OCI ($110 million net of taxes) in the first quarter of 2009 and a corresponding decrease to the unfunded status of the plan due to updated plan asset valuations and a change in the discount rate from 6.5% to 7.0%.

Contributions to the U.S. pension plans are expected to be approximately $650 million during 2009, of which $615 million was contributed in the six months ended June 30, 2009. Contributions to the international plans are expected to be in the range of $120 million to $140 million in 2009, of which $55 million was contributed in the six months ended June 30, 2009.

In 2008, concurrent with the agreement to sell ConvaTec, a revaluation of various pension plans’ assets and obligations was performed. The revaluation resulted in a curtailment charge of $3 million and special termination benefit charge of $13 million, which are included in discontinued operations.

Note 18. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Stock options	$18	$18	$36	$39
Restricted stock	19	17	35	40
Long-term performance awards	8	5	17	9

Total stock-based compensation expense	45	40	88	88
Less tax benefit	(15)	(13)	(29)	(29)

Stock-based compensation expense, net of taxes	$30	$27	$59	$59

In the six months ended June 30, 2009, the Company granted 23.8 million stock options, 6.2 million restricted stock units and 1.6 million long-term performance awards. The weighted-average grant date fair value of stock options granted was $3.70 per share. The weighted-average stock price for restricted stock and long-term performance awards granted during the six months ended June 30, 2009 was $17.94 and $18.28, respectively.

Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at June 30, 2009 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Long-Term Performance Awards
Unrecognized compensation cost	$141	$212	$40
Expected weighted-average period of compensation cost to be recognized	2.5 years	2.9 years	1.6 years

Note 19. Short-Term Borrowings and Long-Term Debt

Short-term borrowings were $124 million and $154 million at June 30, 2009 and December 31, 2008, respectively.

The components of long-term debt were as follows:

Dollars in Millions	June 30, 2009	December 31, 2008
Principal Value
6.125% Notes due 2038	$1,000	$1,000
5.875% Notes due 2036	960	1,023
4.375% Euro Notes due 2016	699	698
4.625% Euro Notes due 2021	699	698
5.45% Notes due 2018	600	600
5.25% Notes due 2013	597	597
6.80% Debentures due 2026	350	350
7.15% Debentures due 2023	339	339
6.88% Debentures due 2097	287	287
Floating Rate Convertible Senior Debentures due 2023	50	50
5.75% Industrial Revenue Bonds due 2024	35	35
1.81% Yen Notes due 2010	37	39
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	3	6

Subtotal	$5,671	$5,737

Adjustments to Principal Value
Fair value of interest rate swaps	$197	$647
Unamortized basis adjustment from swap terminations	397	233
Unamortized bond discounts	(30)	(32)

Total	$6,235	$6,585

Note 19. Short-Term Borrowings and Long-Term Debt (Continued)

In June 2009, the Company repurchased approximately $63 million principal amount of its 5.875% Notes due 2036 for a premium of $4 million. The total gain attributed to this transaction amounted to $11 million, which also included the termination of approximately $35 million notional amount of fixed-to-floating interest rate swaps for proceeds of $5 million.

In June 2009, the Company executed several fixed-to-floating interest rate swaps to convert $200 million of its 5.45% Notes due 2018 from fixed rate debt to variable rate debt. In April 2009, the Company executed several fixed-to-floating interest rate swaps to convert $597 million of its 5.25% Notes due 2013 from fixed rate debt to variable rate debt. In January 2009, the Company terminated $1,061 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $187 million. The basis adjustment on the debt, which was equal to the proceeds from this swap termination, is being recognized as a reduction to interest expense over the remaining life of the underlying debt. For further discussion of the Company’s interest rate swaps, refer to “—Note 20. Financial Instruments.”

In February 2009, Mead Johnson & Company as borrower and Mead Johnson as guarantor, both of which are indirect, majority-owned subsidiaries of the Company, entered into a three year syndicated revolving credit facility agreement. The facility is unsecured and repayable on maturity in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time is $410 million, which may be increased up to $500 million, at the option of Mead Johnson and with the consent of the lenders, subject to customary conditions contained in the facility. There were no borrowings outstanding under this revolving credit facility at June 30, 2009.

The Company obtained a $2.0 billion, revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under this revolving credit facility at June 30, 2009.

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

Cash Flow Hedges

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at June 30, 2009 and December 31, 2008 were $1,194 million and $10 million net liabilities and $1,151 million and $49 million net assets, respectively. For these derivatives, the majority of which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings.

At June 30, 2009, the balance of deferred losses on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $7 million ($4 million net of taxes), all of which is expected to be reclassified into earnings within the next 17 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period earnings. For the three and six months ended June 30, 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and six months ended June 30, 2009, the impact of discontinued foreign exchange hedges was a pre-tax loss of $4 million and $1 million, respectively, and was reported in other (income)/expense, net.

Note 20. Financial Instruments (Continued)

Natural Gas contracts — The Company utilizes forward contracts to hedge forecasted purchases of natural gas and designates these derivative instruments as cash flow hedges when appropriate. For these derivatives the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The notional and fair value amounts of the Company’s natural gas derivative contracts at June 30, 2009 and December 31, 2008 were 1 million decatherms and $5 million liability and 3 million decatherms and $7 million liability, respectively.

At June 30, 2009, the balance of deferred losses on natural gas forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $2 million ($1 million net of taxes), all of which is expected to be reclassified into earnings within the next six months.

Non-Qualifying Foreign Exchange Contracts

In addition to the foreign exchange contracts noted above, the Company utilizes forward contracts to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These forward contracts are not designated as hedges and are marked to fair value through other (income)/expense, net, as they occur, and substantially offset the change in spot value of the underlying foreign currency denominated monetary asset or liability. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at June 30, 2009 were not material.

Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These foreign exchange forward contracts are not designated as hedges; therefore, changes in the fair value of these derivatives are recognized in earnings in other (income)/expense, net, as they occur. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at June 30, 2009 were a $15 million and a $2 million net liability, respectively.

Hedge of Net Investment

The Company uses non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as a hedge of net investment. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation (CTA) component of accumulated OCI. At June 30, 2009, $133 million was recorded in the CTA component of accumulated OCI.

Fair Value Hedges

Interest Rate contracts — The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed-to-floating interest rate swaps, which are designated in fair-value hedge relationships. The total notional amounts of outstanding interest rate swaps were $2.3 billion and €1 billion ($1.4 billion) at June 30, 2009. For the three and six months ended June 30, 2009, the effect of the interest rate swaps was to decrease interest expense by $29 million and $53 million, respectively.

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

In June 2009, the Company executed several fixed-to-floating interest rate swaps to convert $200 million of its 5.45% Notes due 2018 from fixed rate debt to variable rate debt.

In April 2009, the Company executed several fixed-to-floating interest rate swaps to convert $597 million of its 5.25% Notes due 2013 from fixed rate debt to variable rate debt.

Note 20. Financial Instruments (Continued)

In January 2009, the Company terminated $1,061 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $187 million.

The effective portion of the fair value of swaps that qualify as cash flow hedges that are terminated, but for which the hedged debt remains outstanding, are reported in accumulated OCI and amortized to earnings as an adjustment to interest expense over the remaining life of the debt. At June 30, 2009, the balance of deferred losses on forward starting swaps included in accumulated OCI was $19 million, which will be reclassified into earnings over the remaining life of the debt.

For further discussion on the Company’s debt refer to “—Note 19. Short-Term Borrowings and Long-Term Debt.”

The following table summarizes the interest rate swaps outstanding at June 30, 2009:

Dollars in Millions	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Swaps associated with:
5.25% Note due 2013	$597	1 month U.S. $ LIBOR +3.084%	2009	2013	$(13)
5.45% Notes due 2018	400	1 month U.S. $ LIBOR +1.065%	2008	2018	22
5.45% Notes due 2018	200	1 month U.S. $ LIBOR +1.541%	2009	2018	3
4.375 €500 Million Notes due 2016	699	3 month EUR € EURIBOR +0.40%	2006	2016	26
4.625% €500 Million Notes due 2021	699	3 month EUR € EURIBOR +0.56%	2006	2021	13
7.15% Notes due 2023	175	1 month U.S. $ LIBOR +1.66%	2004	2023	26
5.875% Notes due 2036	537	1 month U.S. $ LIBOR +0.62%	2006	2036	83
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.3255%	2008	2038	18
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.292%	2008	2038	19

Total interest rate swaps	$3,707				$197

The following table summarizes the Company’s fair value of outstanding derivatives at June 30, 2009 and December 31, 2008 on the consolidated balance sheets:

Dollars in Millions	Balance Sheet Location	2009	2008	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$210	$647	Accrued expenses	$(13)	$—
Foreign exchange contracts	Other assets	27	89	Accrued expenses	(37)	(40)
Hedge of net investments		—	—	Long-term debt	(1,220)	(1,319)
Natural gas contracts		—	—	Accrued expenses	(5)	(7)

Subtotal		237	736		(1,275)	(1,366)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	1	Accrued expenses	(2)	(5)

Total Derivatives		$237	$737		$(1,277)	$(1,371)

The impact on earnings from interest rate swaps that qualified as fair value hedges for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Interest expense	$29	$15	$53	$22
Amortized basis adjustment from swap terminations recognized in interest expense	7	—	12	—

Total	$36	$15	$65	$22

Note 20. Financial Instruments (Continued)

The impact on OCI and earnings from foreign exchange contracts, natural gas contracts, and forward starting swaps that qualified as cash flow hedges for the six months ended June 30, 2009 and 2008 was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2009	2008	2009	2008	2009	2008	2009	2008
Net carrying amount at January 1	$35	$(38)	$(2)	$—	$(19)	$—	$14	$(38)
Cash flow hedges deferred in OCI	3	(66)	2	—	—	(19)	5	(85)
Cash flow hedges reclassified to cost of products sold (effective portion)	(55)	51	—	—	—	—	(55)	51
Change in deferred taxes	13	3	(1)	—	—	—	12	3

Net carrying amount at June 30	$(4)	$(50)	$(1)	$—	$(19)	$(19)	$(24)	$(69)

The impact on OCI and earnings from non-derivative debt designated as a hedge of net investment for the six months ended June 30, 2009 and 2008 was as follows:

	Net Investment Hedges
Dollars in Millions	2009	2008
Net carrying amount at January 1	$(131)	$(168)
Change in spot value of non-derivative debt designated as a hedge deferred in CTA/OCI	(2)	(115)

Net carrying amount at June 30	$(133)	$(283)

The impact on earnings from non-qualifying derivatives recorded in other (income)/expense, net for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Loss recognized in other (income)/expense, net	$2	$6	$—	$14

For a discussion on the fair value of financial instruments, see “—Note 10. Fair Value Measurement.” For a discussion on cash, cash equivalents and marketable securities, see “—Note 11. Cash, Cash Equivalents and Marketable Securities.”

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with Standard & Poor’s and Moody’s long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2009 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The most significant of these matters are described in “Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies” in the Company’s 2008 Annual Report on Form 10-K. The following discussion is limited to certain recent developments related to these previously described matters, and certain new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

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

PLAVIX* Litigation – U.S.

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the United States District Court for the Southern District of New York (District Court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Also, as previously reported, the District Court upheld the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. until November 2011. The District Court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires.

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case has been remanded to the District Court for further proceedings. Apotex could file a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with sanofi is also a plaintiff in five additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. In May 2009, Dr Reddy’s signed a consent judgment in favor of sanofi and BMS conceding the validity and infringement of the ‘265 Patent. As previously reported, the patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex, although Teva and Cobalt can appeal the outcome of the litigation. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva have each filed an appeal and these appeals are still pending. The lawsuit against Watson, filed in October

Note 21. Legal Proceedings and Contingencies (Continued)

2004, is based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. On May 1, 2009, BMS and Watson entered into a stipulation to dismiss the case. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent. The U.S. Patent and Trademark Office granted this request in July of 2007. Thus, the ‘210 Patent is currently under reexamination. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 Patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and, with respect to Dr. Reddy’s, Teva, Cobalt and Watson all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

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

Additionally, on November 13, 2008, Apotex filed the lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of the proposed settlement agreement. On December 31, 2008, the defendants removed the case to the Federal District Court for New Jersey. Apotex moved to remand the case back to state court and, in June 2009, the Federal District Court of New Jersey remanded the case back to the New Jersey Superior Court.

PLAVIX* Litigation – International

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against sanofi in the Federal Court of Canada alleging that sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. The ‘777 Patent covers clopidogrel bisulfate and was the patent at issue in the prohibition action in Canada previously disclosed in which the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the ‘777 Patent, held that the asserted claims are novel, not obvious and infringed, and granted sanofi’s application for an order of prohibition against the Minster of Health and Apotex, precluding approval of Apotex’s Abbreviated New Drug Submission until the patent expires in 2012, which decision was affirmed on appeal by both the Federal Court of Appeal and the Supreme Court of Canada. On June 8, 2009, sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent.

OTHER INTELLECTUAL PROPERTY LITIGATION

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. Teva sent Gilead Sciences Inc. (Gilead) a Paragraph IV certification letter challenging two of the fifteen Orange-Book listed patents for ATRIPLA*. ATRIPLA* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the United States District Court for the Southern District of New York.

SHAREHOLDER DERIVATIVE ACTIONS

As previously disclosed, on July 31, 2007, certain members of the Board of Directors, current and former officers and the Company were named in two derivative actions filed in the New York State Supreme Court, John Frank v. Peter Dolan, et al. (07-602580) and Donald Beebout v. Peter Dolan, et al. (07-602579), and one derivative action filed in the federal district court, Steven W. Sampson v. James D. Robinson, III, et al. (07-CV-6890). The complaints allege breaches of fiduciary duties for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. Plaintiffs seek monetary damages on behalf of the Company, contribution and indemnification. By decision filed on December 13, 2007, the state court granted motions to dismiss the complaints, Frank and Beebout, relating to certain members of the Board of Directors, but did not

Note 21. Legal Proceedings and Contingencies (Continued)

dismiss the complaints as to the former officers. By decision dated August 20, 2008, the federal district court granted the Company’s motion to dismiss the Sampson action. Plaintiffs appealed the district court’s decision to the U.S. Circuit Court of Appeals for the Second Circuit. In June 2009, the parties reached a settlement in principle to resolve this matter, for an amount that is not material to the Company, pending final approval by the court.

SECURITIES LITIGATION

In Re Bristol-Myers Squibb Co. Securities Litigation

As previously disclosed, in June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al. (07 CV 5867) and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former Chief Executive Officer, Peter Dolan and former Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, naming an additional former officer but no longer naming Andrew Bonfield as a defendant. By decision dated August 20, 2008, the federal district court denied defendants’ motions to dismiss. In May 2009, the parties reached a settlement in principle to resolve this litigation for payment of $125 million, pending final approval by the court.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, is a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in four state attorneys’ general suits pending in federal and state courts around the country.

As previously reported, one set of class actions, together with a suit by the Arizona attorney general, have been consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). The Court in the AWP MDL has certified three classes of persons and entities who paid for or reimbursed for seven of the Company’s physician-administered drugs. In June 2007, the Company settled in principle the claims of Class 1 (Medicare Part B beneficiaries nationwide) for $13 million, plus half the costs of class notice up to a maximum payment of $1 million and the parties are finalizing the terms of the settlement. A hearing is scheduled for preliminary approval of the Class 1 settlement. In June 2007, in a non-jury trial in the AWP MDL, the Court found the Company liable for violations of Massachusetts’ consumer protection laws with respect to certain oncology drugs for certain years and awarded damages in the amount of $183 thousand plus interest for Class 3 (private third-party payors) and instructed the parties to apply the Court’s opinion to determine damages for Class 2 (Medigap insurers). In August, 2007, the Court found damages of $187 thousand plus interest for Class 2. The Company appealed the June 2007 decision to the U.S. Court of Appeals for the First Circuit and oral arguments were heard on November 4, 2008. In September 2008, the Court in the AWP MDL issued an order certifying multi-state classes for Class 2 and Class 3.

In May 2009, the Company reached an agreement in principle to settle the claims of Classes 2 and 3 for $6 million. A preliminary approval hearing is scheduled. The Company’s appeal to the First Circuit has been stayed. Additionally, in May 2009, the Company reached an agreement in principle to settle the AWP lawsuit filed by the state of Arizona, for an amount that is not material to the Company.

Note 21. Legal Proceedings and Contingencies (Continued)

ENVIRONMENTAL PROCEEDINGS

As previously reported, the Company is a party to several environmental proceedings and other matters, and is responsible under various state, Federal and foreign laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third-parties.

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency (EPA), or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties”, and the Company accrues liabilities when they are probable and reasonably estimable. As of June 30, 2009, the Company estimated its share of the total future costs for these sites to be approximately $60 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). These estimated future costs include a site in Brazil where the Company is working with the Brazilian environmental authorities to determine what remediation steps must be undertaken.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the NJDEP sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and has asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted; the Company transmitted an initial interim funding payment in December 2007. The parties commenced mediation in late 2008, and it is uncertain whether further sessions will be productive. If not, the parties will move to a binding allocation process.

ODS Regulatory Compliance

As previously disclosed, the U.S. EPA was investigating industrial and commercial facilities throughout the U.S. that use refrigeration equipment containing ozone-depleting substances (ODS) and enforcing compliance with regulations governing the prevention, service and repair of leaks (ODS requirements). In 2004, the Company performed a voluntary corporate-wide audit at its facilities in the U.S. and Puerto Rico that use ODS-containing refrigeration equipment. The Company submitted an audit report to the EPA in November 2004, identifying potential violations of the ODS requirements at several of its facilities. In addition to the matters covered in the Company’s audit report letter to the EPA, the EPA previously sent Mead Johnson a request for information regarding compliance with ODS requirements at its facility in Evansville, Indiana. The Company responded to the request in June 2004, and, as a result, identified potential violations at the Evansville facility. The Company signed a Consent Decree with the EPA to resolve both the potential violations discovered during the audit and those identified as a result of the EPA request for information to the Evansville facility, which was filed in the Evansville Division of the U.S. District Court for the Southern District of Indiana on July 8, 2008. The Consent Decree required the Company to pay a civil penalty of $127 thousand and to retire, retrofit or replace 17 ODS-containing refrigeration units by June 2009 located at facilities in New Jersey, Indiana, and Puerto Rico. The Consent Decree also required the Company to spend at least $2,225 thousand on a Supplemental Environmental Project, which consists of the removal of two ODS-containing comfort cooling devices at the New Brunswick, NJ facility and the tie in of their functions to a new centralized

Note 21. Legal Proceedings and Contingencies (Continued)

chiller system that does not use ODS as a refrigerant. The Court entered the Consent Decree on May 6, 2009, the $127 thousand civil penalty was paid on June 4, 2009, and the Company will complete all of its obligations under the Consent Decree by July 31, 2009, as required.

Note 22. Subsequent Event

On July 22, 2009, Bristol-Myers Squibb and Medarex announced that the companies signed a definitive merger agreement that provides for the acquisition of Medarex by Bristol-Myers Squibb for an aggregate purchase price of approximately $2.4 billion. Under the terms of the definitive merger agreement, Bristol-Myers Squibb will commence a cash tender offer on or about July 27, 2009 to purchase all of the outstanding shares of Medarex common stock for $16.00 per share in cash.

The closing of the transaction is expected to occur during the third quarter of 2009 subject to, among other items, at least a majority of the outstanding shares of Medarex being tendered (including the shares already owned by Bristol-Myers Squibb) and customary regulatory approvals.

The companies have collaborated on the development of ipilimumab, a novel immunotherapy currently in Phase III development for the treatment of metastatic melanoma.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) is a global biopharmaceutical and nutritional products company whose mission is to extend and enhance human life by providing the highest quality biopharmaceutical and nutritional products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceuticals and nutritional products. The Company has two reportable segments—BioPharmaceuticals and Mead Johnson. The BioPharmaceuticals segment consists of the global biopharmaceutical and international consumer medicines business, which accounted for approximately 86% of the Company’s net sales. The Mead Johnson segment consists of the Company’s 83.1% interest in the newly publicly traded Mead Johnson Nutrition Company (Mead Johnson), which is primarily an infant formula and children’s nutrition business, and which accounted for approximately 14% of the Company’s net sales.

Financial Highlights

The following table is a summary of operating activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2009	2008	2009	2008
Net Sales	$5,384	$5,203	$10,399	$10,094
Gross Margin	3,923	3,533	7,525	6,854
Gross Margin as a percentage of sales	73%	68%	72%	68%
Net Earnings	1,298	1,005	2,219	1,896

Net Sales

The Company’s net sales increased 3% despite a 5% unfavorable foreign exchange impact for both the three and six months ended June 30, 2009. PLAVIX* (clopidogrel bisulfate) and ABILIFY* (aripiprazole) continue to drive sales growth with sales increases of 11% and 22% for the three months ended June 30, 2009, respectively, and 10% and 25% for the six months ended June 30, 2009, respectively. Significant contributions to sales growth were also provided by the Company’s virology portfolio, led by the HIV portfolio, which consists of the SUSTIVA (efavirenz) Franchise and REYATAZ (atazanavir sulfate), and BARACLUDE (entecavir), and other key products including ORENCIA (abatacept) and SPRYCEL (dasatinab). ERBITUX* (cetuximab) sales were down 12% for both the three and six months ended June 30, 2009.

Net Earnings

The increase in net earnings for the three and six months ended June 30, 2009 was attributed to sales growth, improvement in gross margins and cost improvements in marketing, selling and administrative due to productivity transformation initiative (PTI) savings. Gross margin improvement is attributed to realized manufacturing savings from the Company’s PTI, other manufacturing efficiencies; favorable foreign exchange impact; cost improvements, favorable product mix and price increases.

Strategy

The Company continues to execute its multi-year strategy to transform into a next-generation biopharmaceutical company. The strategy encompasses all aspects and all geographies of the business and will yield substantial cost savings and cost avoidance and increase the Company’s financial flexibility to take advantage of attractive market opportunities that may arise.

As part of the Company’s strategy, in the first quarter of 2009 its subsidiary Mead Johnson completed an initial public offering of its Class A common stock. Net proceeds received were $782 million post initial public offering (IPO), and the Company holds an 83.1% interest in Mead Johnson and 97.5% of the combined voting power of the outstanding common stock.

In addition, the Company extended its ABILIFY* comarketing agreement in the U.S. and entered into an oncology collaboration in the U.S., Japan and European Union (EU) markets with Otsuka Pharmaceutical Company Ltd. (Otsuka) in April 2009.

Managing costs is one part of the Company’s overall strategy. The Company’s announced PTI is designed to create a total of $2.5 billion in annual productivity savings and cost avoidance by 2012. The charges associated with the PTI are estimated to be in the range of $1.3 billion to $1.6 billion, which includes $806 million of costs already incurred.

The Company will continue to focus on the development of its BioPharmaceuticals business and will maintain growth by investing in research and development as well as in key growth products, including specialty and biologic medicines and cardiovascular and metabolic drugs. The Company is seeking to reallocate resources to continue its string of pearls strategy and enable strategic transactions, which could range from collaboration and license agreements to outright acquisition of companies.

On July 22, 2009, Bristol-Myers Squibb and Medarex, Inc. (Medarex) announced that the companies signed a definitive merger agreement that provides for the acquisition of Medarex by Bristol-Myers Squibb for an aggregate purchase price of approximately $2.4 billion. See “Item 1. Financial Statements—Note 22. Subsequent Event” for further discussion.

Product and Pipeline Developments

Belatacept

•

In May 2009, belatacept, an investigational co-stimulation blocker being studied for use in solid organ transplantation, was the subject of nine company-sponsored clinical presentations (including the first Phase III data) at the American Transplant Congress. The data suggest that belatacept may represent a promising therapeutic option for kidney transplant patients.

ERBITUX*

•

On July 20, the Company and Eli Lilly and Company (Lilly) announced that the U.S. Food and Drug Administration (FDA) had approved revisions to the U.S. prescribing information for ERBITUX* concerning the treatment of patients with an epidermal growth factor receptor (EGFR)-expressing metastatic colorectal cancer (mCRC). The labeling revisions include a modification which states that ERBITUX* is not recommended for patients whose tumors had K-ras mutations in codon 12 or 13. An estimated 40% of patients with mCRC have K-ras mutations while the majority, approximately 60%, has a wild-type K-ras gene.

SPRYCEL

•

In May 2009, at the American Society of Clinical Oncology annual meeting, the Company presented interim results from two Phase II SPRYCEL studies, which demonstrate that SPRYCEL may have potential as a treatment for a castrate-resistant prostate cancer (CRPC). A Phase III study of SPRYCEL in CRPC is currently ongoing.

•

In May 2009, the Company announced that the FDA has granted full approval for SPRYCEL for the treatment of adults in all phases of chronic myeloid leukemia (CML) (chronic, accelerated, or myeloid or lymphoid blast phase) with resistance or intolerance to prior therapy including GLEEVEC* (imatinib mesylate).

Dapagliflozin

•

In June 2009, at the American Diabetes Association Annual Scientific Sessions, a 12-week study of dapagliflozin was presented which demonstrated improved glycemic control in inadequately controlled type 2 diabetes patients who were treated with high doses of insulin and common oral anti-diabetic medicines.

ONGLYZA

•

In June 2009, the Company and AstraZeneca PLC (AstraZeneca) announced that the marketing authorization application for ONGLYZA (saxagliptin) received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) for the treatment of type 2 diabetes in adults as add-on therapy with metformin, a thiazolidinedione or a sulphonylurea.

•

In June 2009, at the American Diabetes Association Annual Scientific Sessions, interim analysis (at 102 weeks) of a 42-month long-term Phase III extension study was presented which showed that when ONGLYZA was added to metformin in patients with inadequately controlled type 2 diabetes, the profile of adverse events was consistent with that seen at 24 weeks, and the treatment regimen produced long-term glycemic improvement.

•

In April 2009, the Company and AstraZeneca announced that the Prescription Drug User Fee Act date, which is the date by which a decision from the FDA is expected, for ONGLYZA was extended from April 30, 2009 to July 30, 2009.

Ipilimumab

•

In May 2009, the Company and Medarex announced, at the American Society of Clinical Oncology annual meeting, that updated survival results from follow-up extensions of three Phase II studies show a two-year survival ranging from 30% to 42% in patients with advanced metastatic melanoma (Stage III or IV).

XL184

•

In May 2009, the Company and Exelixis reported, at the American Society of Clinical Oncology annual meeting, encouraging data from an ongoing Phase II trial of XL184 in patients with previously-treated glioblastoma multiforme, the most common and aggressive form of brain tumor.

ORENCIA

•

In June 2009, the Company announced, at the Annual European Congress of Rheumatology (EULAR), the results of two studies that demonstrated the consistent safety and effectiveness over five and seven years of treatment in rheumatoid arthritis patients who have had an inadequate response to methotrexate.

Three Months Results of Operations

The following discussions of the Company’s results of continuing operations exclude the results related to the ConvaTec and the Medical Imaging businesses prior to their respective divestitures in 2008. These businesses have been segregated from continuing operations and included in discontinued operations for the three months ended June 30, 2008, refer to “Item 1. Financial Statements—Note 6. Discontinued Operations” for further discussion.

The Company’s results of operations were as follows:

	Three Months Ended June 30,
Dollars in Millions	2009	2008	% Change
Net Sales	$5,384	$5,203	3%
Earnings from Continuing Operations before Income Taxes	$1,741	$1,221	43%
% of net sales	32.3%	23.5%
Provision for Income Taxes	$443	$258	72%
Effective tax rate	25.4%	21.1%
Net Earnings from Continuing Operations	$1,298	$963	35%
% of net sales	24.1%	18.5%
Net Earnings Attributable to Noncontrolling Interest	$315	$241	31%
% of net sales	5.9%	4.6%
Net Earnings Attributable to Bristol-Myers Squibb Company	$983	$764	29%
% of net sales	18.3%	14.7%

The composition of the change in net sales was as follows:

	Three Months Ended June 30,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,247	$2,898	12%	6%	6%	—
Non-U.S.	2,137	2,305	(7)%	3%	2%	(12)%

Total	$5,384	$5,203	3%	4%	4%	(5)%

The increase in U.S. net sales was driven by growth in key U.S. biopharmaceutical products, which are described below in further detail. Decreases in international net sales were primarily due to a strengthening U.S. dollar relative to certain foreign currencies, especially the euro and U.K. pound, and generic competition for PLAVIX* in the EU and certain mature brands. These decreases were partially offset by growth in certain key products, including BARACLUDE, the HIV portfolio, SPRYCEL, ORENCIA and Mead Johnson products.

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

The Company operates in two reportable segments—BioPharmaceuticals and Mead Johnson. The Company’s net sales by operating segment were as follows:

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
BioPharmaceuticals	$4,665	$4,475	4%	86.6%	86.0%
Mead Johnson	719	728	(1)%	13.4%	14.0%

Total	$5,384	$5,203	3%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended June 30,
Dollars in Millions	2009	2008
Gross Sales	$6,049	$5,854
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(139)	(126)
Women, Infants and Children (WIC) Rebates	(187)	(203)
Managed Health Care Rebates and Other Contract Discounts	(111)	(92)
Medicaid Rebates	(35)	(40)
Cash Discounts	(75)	(68)
Sales Returns	(34)	(41)
Other Adjustments	(84)	(81)

Total Gross-to-Net Sales Adjustments	(665)	(651)

Net Sales	$5,384	$5,203

Gross-to-net sales adjustments increased by 2%. Prime vendor charge-backs increased by 10% primarily due to higher government sales of PLAVIX* and higher rebates on ORENCIA. Managed health care rebates and other contract discounts increased by 21%, primarily due to higher PLAVIX* Medicare sales and an increase in contractual discount rates. Medicaid rebates decreased by 13% due to the recovery of net overpayments related to the three year period 2002 through 2004 offset by higher rebates. See “—Six Months Results of Operations” for further discussion.

BioPharmaceuticals

The composition of the change in biopharmaceutical net sales was as follows:

	Three Months Ended June 30,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$2,977	$2,625	13%	6%	7%	—
Non-U.S.	1,688	1,850	(9)%	4%	—	(13)%

Total	$4,665	$4,475	4%	5%	4%	(5)%

U.S. biopharmaceutical net sales increased primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV portfolio and ORENCIA. International biopharmaceutical net sales decreased as a result of unfavorable foreign exchange rates due to the strengthening U.S. dollar, which more than offset increased sales of BARACLUDE, SPRYCEL, the HIV portfolio and ABILIFY*. The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, sanofi-aventis (sanofi) for PLAVIX* and AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide).

Net sales of key biopharmaceutical products represent 81% and 76% of total biopharmaceutical net sales in the second quarter of 2009 and 2008, respectively. The following table details U.S. and international biopharmaceuticals net sales by key products, percentage change from the prior period, as well as the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended June 30,
Dollars in Millions	2009	2008	% Change		% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$1,393	$1,207	15%			—
Non-U.S.	146	180	(19)%			(11)%
Total	1,539	1,387	11%			(1)%
AVAPRO*/AVALIDE*
U.S.	179	184	(3)%			—
Non-U.S.	134	151	(11)%			(13)%
Total	313	335	(7)%			(6)%
Virology
REYATAZ
U.S.	169	159	6%			—
Non-U.S.	162	165	(2)%			(16)%
Total	331	324	2%			(8)%
SUSTIVA Franchise (total revenue)
U.S.	194	171	13%			—
Non-U.S.	118	111	6%			(18)%
Total	312	282	11%			(7)%
BARACLUDE
U.S.	39	35	11%			—
Non-U.S.	140	101	39%			(12)%
Total	179	136	32%			(9)%
Oncology
ERBITUX*
U.S.	171	193	(11)%			—
Non-U.S.	2	3	(33)%			(5)%
Total	173	196	(12)%			—
SPRYCEL
U.S.	33	21	57%			—
Non-U.S.	74	55	35%			(22)%
Total	107	76	41%			(16)%
IXEMPRA
U.S.	26	26		—		—
Non-U.S.	3	—	N/	A	N/	A
Total	29	26	12%			(1)%
Neuroscience
ABILIFY*
U.S.	518	403	29%			—
Non-U.S.	125	126	(1)%			(19)%
Total	643	529	22%			(4)%
Immunoscience
ORENCIA
U.S.	116	87	33%			—
Non-U.S.	32	19	68%			(27)%
Total	148	106	40%			(5)%

PLAVIX*	— a platelet aggregation inhibitor that is part of the Company’s alliance with sanofi

•	U.S. net sales increased primarily due to higher average selling prices and increased demand. Estimated total U.S. prescription demand increased approximately 3%.

•

International net sales were negatively impacted by the August 2008 launch in Germany of a clopidogrel alternative salt (clopidogrel besylate) and subsequent launches of other generic clopidogrel products in the EU.

•	See “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies—PLAVIX* Litigation.”

AVAPRO*/AVALIDE*	(known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•	U.S. net sales decreased primarily due to lower demand partially offset by higher average selling prices. Estimated total U.S. prescription demand decreased approximately 10%.

•

International sales decreased primarily due to unfavorable foreign exchange. In Spain, APROVEL*/KARVEA* began to experience generic competition in the first quarter of 2009 and the Company expects this competition to increase over time. In 2008, the Company’s annual net sales of KARVEA* in Spain were $57 million.

REYATAZ	— a protease inhibitor for the treatment of HIV

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of approximately 7%.

•	International net sales decreased primarily due to unfavorable foreign exchange, which more than offset higher demand across most markets.

SUSTIVA	Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased primarily due to higher demand as well as higher average selling prices. Estimated total U.S. prescription demand increased approximately 9%.

•	International net sales increased despite unfavorable foreign exchange primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007.

•

In April 2009, Teva Pharmaceuticals, Ltd. (Teva) filed an Abbreviated New Drug Application with the FDA to manufacture and market a generic version of ATRIPLA*. In May 2009, Gilead filed a patent infringement action against Teva. For further details see “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

BARACLUDE	— an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued growth across all markets, particularly international markets.

•

There continues to be increased awareness and acceptance of its long-term efficacy, safety and resistance as evidenced by the American Association for the Study of Liver Disease recommendation of BARACLUDE as a first-line treatment option.

ERBITUX*	— a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of the Company’s strategic alliance with Lilly

•	U.S. net sales decreased primarily due to study results released in 2008 regarding the impact of the K-ras gene expression on the effectiveness on patients with colorectal cancer.

SPRYCEL	— an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), which is part of the Company’s strategic alliance with Otsuka

•	Worldwide net sales increased primarily due to higher demand in previously launched markets, growth attributed to recently launched markets as well as higher U.S. average selling prices.

IXEMPRA	— a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer, which is part of the Company’s strategic alliance with Otsuka

•	Worldwide net sales were relatively flat.

ABILIFY*	— an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales increased primarily due to increased demand. Estimated total U.S. prescription demand increased approximately 29% and was primarily attributed to the 2008 and 2007 indications for certain patients with bipolar disorder and major depressive disorder.

•	International net sales increased primarily due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU.

ORENCIA	— a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	Worldwide net sales increased primarily due to increased demand.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect information from other channels such as hospitals, home health care, clinics, federal facilities including VA hospitals, and long-term care, among others.

In the first quarter of 2009, the Company changed its service provider for U.S. prescription data to Wolters Kluwer Health, Inc. (WK), a supplier of market research audit data for the pharmaceutical industry, for external reporting purposes and internal demand for most products. Prior to 2009, the Company used prescription data based on the Next-Generation Prescription Service Version 2.0 of the National Prescription Audit provided by IMS Health (IMS). The Company continuously seeks to improve the quality of its estimates of prescription change amounts and ultimate patient/consumer demand by reviewing estimate calculation methodologies, processes, and analyzing internal and third-party data. The Company expects that it will continue to review and refine its methodologies and processes for calculation of these estimates and will continue to review and analyze its own and third-parties’ data used in such calculations.

The estimated prescription data is based on the Source Prescription Audit provided by the above suppliers and is a product of their respective recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

The Company has calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor that approximates three and adding to this the retail prescriptions. The Company believes that a calculation of estimated total U.S. prescription change based on this weighted-average approach, with respect to retail and mail order channels, provides a superior estimate of total prescription demand. The Company uses this methodology for its internal demand reporting.

Estimated End-User Demand

The following tables set forth for each of the Company’s key biopharmaceutical products sold by the U.S. BioPharmaceuticals business for the three months ended June 30, 2009 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on third-party data on a weighted-average basis and, (iv) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended June 30,						At June 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
	2009	2008	2009	2008	2009	2008	2009	2008
					(WK)	(IMS)
Dollars in Millions
PLAVIX*	$1,393	$1,207	15%	19%	3%	11%	0.4	0.4
AVAPRO*/AVALIDE*	179	184	(3)%	8%	(10)%	(8)%	0.4	0.4
REYATAZ	169	159	6%	15%	7%	13%	0.5	0.5
SUSTIVA Franchise (a)	194	171	13%	16%	9%	13%	0.5	0.6
BARACLUDE	39	35	11%	75%	12%	60%	0.5	0.6
ERBITUX*(b)	171	193	(11)%	21%	N/A	N/A	0.4	0.4
SPRYCEL	33	21	57%	50%	18%	44%	0.8	0.8
IXEMPRA(b)	26	26	—	—	N/A	N/A	0.6	0.6
ABILIFY*	518	403	29%	25%	29%	19%	0.4	0.4
ORENCIA(b)	116	87	33%	64%	N/A	N/A	0.4	0.4

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. The Company discloses U.S. biopharmaceuticals products that had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2009, and international biopharmaceuticals and Mead Johnson products that had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2009. Below is a discussion of those products that meet these criteria:

At March 31, 2009, FERVEX, a cold and flu product, had approximately 2.8 months of inventory on hand at direct customers compared to approximately 1.4 months of inventory on hand at December 31, 2008. The increased level of inventory on hand was primarily due to seasonality, changes in repackaging and other changes in the over-the-counter model in France.

At March 31, 2009, VIDEX/VIDEX EC, an antiviral product, had approximately 1.3 months of inventory on hand at direct customers compared to approximately 1.4 months of inventory on hand at December 31, 2008. The level of inventory on hand was primarily due to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company had no control over the inventory levels relating to such orders.

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

For biopharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s BioPharmaceuticals business outside of the U.S. and Mead Johnson business units around the world, the Company has significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. BioPharmaceuticals business for the quarter ended June 30, 2009 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report Form 10-Q.

Mead Johnson

The analysis of the change in Mead Johnson net sales was as follows:

	Three Months Ended June 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
Net Sales	$719	$728	(1)%	1%	4%	(6)%

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

	Three Months Ended June 30,
Dollars in Millions	2009	2008	% Change
Asia/Latin America	$396	$389	2%
North America/Europe	323	339	(5)%

Total	$719	$728	(1)%

The Asia/Latin America segment 2% increase was comprised of a 9% benefit from price and 1% from volume, partly offset by an 8% adverse impact of foreign exchange. The North America/Europe segment 5% decrease was comprised of 3% lower pricing, and a 3% decline due to foreign exchange, which was offset by a 1% increase in volume. Total sales growth was 5%, excluding the impact of foreign exchange. Performance was driven by double digit sales growth in key Asian markets, including China, Hong Kong and Malaysia as well as a number of markets in Latin America, partly offset by a decline in U.S. net sales.

Geographic Areas

In general, the Company’s products are available in most countries in the world. The largest markets are in the U.S., France, Japan, Spain, Canada, Italy, Germany and China. The Company’s net sales by geographic areas, based on the location of the customer, were as follows:

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
United States	$3,247	$2,898	12%	60%	56%
Europe, Middle East and Africa	1,049	1,185	(11)%	20%	23%
Other Western Hemisphere	441	486	(9)%	8%	9%
Pacific	647	634	2%	12%	12%

Total	$5,384	$5,203	3%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—BioPharmaceuticals.”

Net sales in Europe, Middle East and Africa decreased primarily due to increased generic competition for PLAVIX*, and a 15% unfavorable foreign exchange impact, partially offset by sales growth in major European markets for the HIV portfolio, BARACLUDE, ABILIFY* and SPRYCEL.

Net sales in the Other Western Hemisphere countries decreased primarily due to a 15% unfavorable foreign exchange impact, partially offset by increased sales of key Mead Johnson products in Latin America, as well as increased sales of PLAVIX* and SPRYCEL across major other Western Hemisphere markets.

Net sales in the Pacific region increased primarily due to increased sales of BARACLUDE and SPRYCEL, partially offset by a 5% unfavorable foreign exchange impact.

Expenses

	Three Months Ended June 30,
	Expenses			% of Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
Cost of products sold	$1,461	$1,670	(13)%	27.1%	32.1%
Marketing, selling and administrative	1,077	1,165	(8)%	20.0%	22.4%
Advertising and product promotion	400	420	(5)%	7.4%	8.1%
Research and development	829	826	—	15.4%	15.9%
Acquired in-process research and development	—	32	(100)%	—	0.6%
Provision for restructuring, net	20	30	(33)%	0.4%	0.6%
Litigation expense, net	28	2	**	0.5%	—
Equity in net income of affiliates	(150)	(150)	—	(2.7)%	(3.0)%
Other (income)/expense, net	(22)	(13)	69%	(0.4)%	(0.2)%

Total Expenses, net	$3,643	$3,982	(9)%	67.7%	76.5%

**	Change is in excess of 200%.

Cost of products sold

•

The improvement in cost of products sold as a percentage of net sales was primarily due to realized manufacturing savings from PTI, other manufacturing efficiencies, favorable foreign exchange impact, favorable worldwide biopharmaceuticals product sales mix, and higher U.S. biopharmaceuticals average selling prices. These factors were partially offset by product and material price increases. The 2009 costs include manufacturing rationalization charges of $24 million related to the implementation of PTI, compared to $58 million of rationalization charges recorded in 2008.

Marketing, selling and administrative

•	The decrease, including a favorable 6% foreign exchange impact, was primarily due to PTI.

Advertising and product promotion

•	The decrease was primarily due to a favorable 5% foreign exchange impact.

Research and development

•

Remained flat despite a favorable 3% foreign exchange impact. Upfront and milestone payments were $29 million in 2009 and $31 million in 2008. In addition, key alliance partners’ share of development costs of $52 in 2009 and $83 million in 2008 are netted against research and development. For further details, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Acquired in-process research and development

•	The charge in 2008 related to in-process research and development costs from the acquisition of Kosan, which was immediately expensed.

Provision for restructuring, net

•	The decrease was primarily due to the timing of the implementation of PTI.

Litigation expense, net

•	The increase was due to an additional $25 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

•	Equity in net income of affiliates was flat and primarily related to the Company’s international joint venture. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense, net

•	The components of other (income)/expense, net were as follows:

	Three Months Ended June 30,
Dollars in Millions	2009	2008
Interest expense	$42	$80
Interest income	(14)	(31)
Gain on debt buyback and termination of interest rate swap agreements	(11)	—
Foreign exchange transaction losses/(gains)	17	(2)
Gain on sale of product lines, businesses and assets	(23)	—
Net royalty income and amortization of upfront and milestone payments received from alliance partners	(34)	(41)
Pension curtailment charge (Note 17)	25	—
Other, net	(24)	(19)

Other (income)/expense, net	$(22)	$(13)

•	Interest expense decreased primarily due to lower interest rates and the amortization of basis adjustment resulting from the termination of interest rate swaps during 2009 and 2008.

•

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. The decrease was primarily due to a change in mix of the Company’s investment portfolio as well as a decrease in rates of returns on marketable securities, including U.S. Treasury Bills.

•

Foreign exchange transaction losses were primarily due to a weakening U.S. dollar impact on non-qualifying foreign exchange hedges and the re-measurement of non-functional currency denominated transactions.

•	Gain on sale of product lines, businesses and assets were primarily related to the sale of trademarks and mature brands.

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront and milestone payments related to the Company’s alliances.

•

Other, net includes income from third-party contract manufacturing, gains and losses on the sale of property, plant and equipment, deferred income recognized, certain litigation charges/recoveries, and ConvaTec and Medical Imaging net transitional service fees.

Specified Items

During the quarters ended June 30, 2009 and 2008, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results. However, $128 million and $171 million of the pre-tax amounts for the three months ended June 30, 2009 and 2008, respectively, were related to the BioPharmaceuticals segment and the remaining amounts were related to the Mead Johnson segment.

Three Months Ended June 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$18	$—	$—	$18
Accelerated depreciation and other shutdown costs	24	—	—	2	—	—	26
Retirement plan curtailment charge	—	—	—	—	—	25	25
Process standardization implementation costs	—	24	—	—	—	—	24
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(11)	(11)

Total PTI	24	24	—	20	—	14	82
Other:
Litigation charges	—	—	—	—	28	—	28
Mead Johnson separation costs	—	8	—	—	—	—	8
Mead Johnson gain on sale of trademark	—	—	—	—	—	(12)	(12)
Upfront and milestone payments	—	—	29	—	—	—	29
Debt buyback and swap terminations	—	—	—	—	—	(11)	(11)

Total	$24	$32	$29	$20	$28	$(9)	124

Income taxes on items above							(41)
Income taxes attributable to Mead Johnson separation							43

Decrease to Net Earnings							$126

Three Months Ended June 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$30	$—	$—	$30
Accelerated depreciation and other shutdown costs	58	—	—	—	—	—	58
Process standardization implementation costs	—	21	—	—	—	—	21

Total PTI	58	21	—	30	—	—	109
Other:
Litigation charges	—	—	—	—	2	—	2
Mead Johnson separation costs	—	1	—	—	—	—	1
Upfront and milestone payments	—	—	31	—	—	—	31
Acquired in-process research and development	—	—	32	—	—	—	32
ARS gain on sale	—	—	—	—	—	(2)	(2)

Total	$58	$22	$63	$30	$2	$(2)	173

Income taxes on items above							(34)

Decrease to Net Earnings							$139

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

	Three Months Ended June 30,
	Segment Results		% Change	% of Segment Net Sales
Dollars in Millions	2009	2008	2009 vs. 2008	2009	2008
BioPharmaceuticals	$1,242	$848	46%	27%	19%
Mead Johnson	151	188	(20)%	21%	26%

Total segment results	1,393	1,036	34%

Reconciliation of segment results to earnings from continuing operations before income taxes:
Specified items	(124)	(173)	28%
Noncontrolling interest	472	358	32%

Earnings from continuing operations before income taxes	$1,741	$1,221	43%

BioPharmaceuticals

Earnings increased primarily due to increased sales of PLAVIX*, ABILIFY*, BARACLUDE, the HIV portfolio, ORENCIA and SPRYCEL; stronger gross margins which increased from 70% for the three months ended June 30, 2008 to 74% for the three months ended June 30, 2009; and realized savings from PTI. The increase in segment income, as a percentage of segment net sales, was primarily due to similar factors discussed in the analysis of consolidated expenses. A more favorable product sales mix, higher average selling prices and realized manufacturing savings from PTI contributed to increased gross margins and a reduction of cost of products sold as a percentage of net sales. The results of PTI also contributed to a reduction of marketing, selling and administrative expenses as a percentage of net sales.

Mead Johnson

Earnings decreased primarily due to the impact of items attributed to the February 2009 initial public offering of Mead Johnson including the approximate 17% reduction in ownership ($34 million) and interest expense on intercompany debt ($25 million). These decreases were partially offset by improvement in gross margin from lower commodity costs, price increases and productivity savings.

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 25.4% for the three months ended June 30, 2009 compared to 21.1% for the three months ended June 30, 2008. The higher tax rate was due primarily to a tax benefit of $91 million recorded in the three months ended June 30, 2008 related to the effective settlement of the 2002—2003 audit with the Internal Revenue Service. In addition, the three months ended June 30, 2009 included offsetting effects related to the Mead Johnson separation activities and a $40 million tax benefit related to the final settlement of certain state audits.

President Obama’s Administration has proposed reforms to the international tax laws. For additional information on this and other tax matters, see “Item 1. Financial Statements—Note 9. Income Taxes.”

Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestiture of ConvaTec and Medical Imaging. The results of the ConvaTec and Medical Imaging businesses are included in net earnings from discontinued operations for the three and six months ended June 30, 2008. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million). See “Item 1. Financial Statements—Note 6. Discontinued Operations” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to the Company’s partnerships with sanofi for the territory covering the Americas related to PLAVIX* sales and the 16.9% of Mead Johnson owned by the public. See “Item 1. Financial Statements—Note 5. Mead Johnson Nutrition Company Initial Public Offering,” for further discussion. The increase in noncontrolling interest corresponds to increased sales of PLAVIX*, the Mead Johnson initial public offering and Mead Johnson operating results.

	Three Months Ended June 30,
Dollars in Millions	2009	2008
sanofi partnerships	$424	$354
Mead Johnson	34	—
Other	14	4

Noncontrolling interest—pre-tax	472	358
Income taxes	157	117

Noncontrolling interest—net of taxes	$315	$241

Six Months Results of Operations

The following discussions of the Company’s results of continuing operations exclude the results related to the ConvaTec and the Medical Imaging businesses prior to their respective divestitures in 2008. These businesses have been segregated from continuing operations and included in discontinued operations for the six months ended June 30, 2008, refer to “Item 1. Financial Statements—Note 6. Discontinued Operations” for further discussion.

The Company’s results of operations were as follows:

	Six Months Ended June 30,
Dollars in Millions	2009	2008	% Change
Net Sales	$10,399	$10,094	3%
Earnings from Continuing Operations before Income Taxes	$3,125	$2,428	29%
% of net sales	30.1%	24.1%
Provision for Income Taxes	$906	$588	54%
Effective tax rate	29.0%	24.2%
Net Earnings from Continuing Operations	$2,219	$1,840	21%
% of net sales	21.3%	18.2%
Net Earnings Attributable to Noncontrolling Interest	$598	$471	27%
% of net sales	5.8%	4.7%
Net Earnings Attributable to Bristol-Myers Squibb Company	$1,621	$1,425	14%
% of net sales	15.6%	14.1%

The composition of the change in net sales was as follows:

	Six Months Ended June 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$6,278	$5,645	11%	5%	6%	—
Non-U.S.	4,121	4,449	(7)%	3%	2%	(12)%

Total	$10,399	$10,094	3%	4%	4%	(5)%

The increase in U.S. net sales was driven by growth in key U.S. biopharmaceutical products, which are described below in further detail. Decreases in international net sales were primarily due to a strengthening U.S. dollar relative to certain foreign currencies, especially the euro and U.K. pound, and generic competition for PLAVIX* in Europe and certain mature brands. These decreases were partially offset by growth in certain key products, including the HIV portfolio, BARACLUDE, SPRYCEL and Mead Johnson products.

The Company’s net sales by operating segment were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
BioPharmaceuticals	$8,987	$8,663	4%	86.4%	85.8%
Mead Johnson	1,412	1,431	(1)%	13.6%	14.2%

Total	$10,399	$10,094	3%	100.0%	100.0%

The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Six Months Ended June 30,
Dollars in Millions	2009	2008
Gross Sales	$11,741	$11,396
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(265)	(255)
Women, Infants and Children (WIC) Rebates	(382)	(399)
Managed Health Care Rebates and Other Contract Discounts	(214)	(177)
Medicaid Rebates	(98)	(93)
Cash Discounts	(145)	(131)
Sales Returns	(75)	(71)
Other Adjustments	(163)	(176)

Total Gross-to-Net Sales Adjustments	(1,342)	(1,302)

Net Sales	$10,399	$10,094

Gross-to-net sales adjustments increased by 3%. Managed health care rebates and other contract discounts increased by 21% primarily due to higher PLAVIX* Medicare sales and an increase in contractual discount rates.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2009	$45	$195	$154	$133	$31	$209	$115	$882
Provision related to sales made in current period	261	382	214	128	145	79	171	1,380
Provision related to sales made in prior periods	4	—	—	(30)	—	(4)	(8)	(38)
Returns and payments	(268)	(361)	(197)	(103)	(140)	(96)	(167)	(1,332)
Impact of foreign currency translation	—	—	—	—	—	1	(1)	—

Balance at June 30, 2009	$42	$216	$171	$128	$36	$189	$110	$892

During June 2009, the Centers for Medicare and Medicaid Services (CMS) policy group approved the Company’s revised calculations for determining the Medicaid rebates for the three year period 2002 through 2004. The impact of the revised calculation was a net overpayment of Medicaid rebates of $60 million. The Company’s recovery of overpayments will be a maximum of 25% of the rebate otherwise payable to each state during quarterly periods beginning with the three months ended June 30, 2009. As a result, the Company has recorded a $34 million reduction in the Medicaid liability at June 30, 2009. Most of the remaining impact is expected to be recognized during 2009. In June 2009, the Company also recorded a liability related to various state and federal programs which derive the pricing of products from these revised calculations.

BioPharmaceuticals

The composition of the change in biopharmaceutical net sales was as follows:

	Six Months Ended June 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$5,761	$5,084	13%	6%	7%	—
Non-U.S.	3,226	3,579	(10)%	3%	—	(13)%

Total	$8,987	$8,663	4%	5%	4%	(5)%

U.S. biopharmaceutical net sales increased primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV portfolio and ORENCIA. International biopharmaceutical net sales decreased as a result of unfavorable foreign exchange rates due to the strengthening U.S. dollar, which more than offset increased sales of the HIV portfolio, BARACLUDE, SPRYCEL and ABILIFY*.

The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, sanofi for PLAVIX* and AVAPRO*/AVALIDE*.

Net sales of key biopharmaceutical products represent 81% and 75% of total biopharmaceutical net sales in the first six months of 2009 and 2008, respectively. The following table details U.S. and international biopharmaceuticals net sales by key products, percentage change from the prior period, as well as the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Six Months Ended June 30,
Dollars in Millions	2009	2008	% Change	% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$2,689	$2,346	15%	—
Non-U.S.	285	349	(18)%	(13)%
Total	2,974	2,695	10%	(2)%
AVAPRO*/AVALIDE*
U.S.	352	358	(2)%	—
Non-U.S.	263	282	(7)%	(15)%
Total	615	640	(4)%	(6)%
Virology
REYATAZ
U.S.	345	319	8%	—
Non-U.S.	308	302	2%	(16)%
Total	653	621	5%	(8)%
SUSTIVA Franchise (total revenue)
U.S.	384	346	11%	—
Non-U.S.	220	209	5%	(19)%
Total	604	555	9%	(7)%
BARACLUDE
U.S.	75	64	17%	—
Non-U.S.	256	180	42%	(12)%
Total	331	244	36%	(9)%
Oncology
ERBITUX*
U.S.	333	378	(12)%	—
Non-U.S.	4	5	(20)%	(6)%
Total	337	383	(12)%	—
SPRYCEL
U.S.	63	41	54%	—
Non-U.S.	132	101	31%	(22)%
Total	195	142	37%	(15)%
IXEMPRA
U.S.	48	51	(6)%	—
Non-U.S.	5	—	N/A	N/A
Total	53	51	4%	—
Neuroscience
ABILIFY*
U.S.	999	751	33%	—
Non-U.S.	233	232	—	(19)%
Total	1,232	983	25%	(4)%
Immunoscience
ORENCIA
U.S.	215	160	34%	—
Non-U.S.	57	33	73%	(29)%
Total	272	193	41%	(5)%

PLAVIX*

•	U.S. net sales increased primarily due to higher average selling prices and increased demand. Estimated total U.S. prescription demand increased approximately 3%.

•

International net sales were negatively impacted by the August 2008 launch in Germany of a clopidogrel alternative salt (clopidogrel besylate) and subsequent launches of other generic clopidogrel products in the EU.

AVAPRO*/AVALIDE*

•

Worldwide net sales decreased slightly primarily due to an unfavorable foreign exchange impact for non-U.S. sales partially offset by higher average selling prices. Estimated total U.S. prescription demand decreased approximately 9%.

REYATAZ

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of approximately 7%.

•	International net sales increased primarily due to higher demand across most markets with Europe being the key driver due to the June 2008 approval for first-line treatment.

SUSTIVA	Franchise

•	U.S. net sales increased primarily due to higher demand as well as higher average selling prices. Estimated total U.S. prescription demand increased approximately 9%.

•	International net sales increased despite unfavorable foreign exchange primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007.

BARACLUDE

•	Worldwide net sales increased primarily due to continued growth across all markets, particularly international markets.

ERBITUX*

•	U.S. net sales decreased primarily due to study results released in 2008 regarding the impact of the K-ras gene expression on the effectiveness on patients with colorectal cancer.

SPRYCEL

•	Worldwide net sales increased primarily due to higher demand in previously launched markets, growth attributed to recently launched markets as well as higher U.S. average selling prices.

IXEMPRA

•	Worldwide net sales were relatively flat.

ABILIFY*

•	U.S. net sales increased primarily due to increased demand and higher average selling prices. Estimated total U.S. prescription demand increased approximately 30%.

•

International net sales increased due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU offset by unfavorable foreign exchange impact.

ORENCIA

•	Worldwide net sales increased primarily due to increased demand.

For an explanation of the U.S. prescription data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Estimated End-User Demand

The following tables set forth for each of the Company’s key biopharmaceutical products sold by the U.S. BioPharmaceuticals business for the six months ended June 30, 2009 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; and (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on third-party data on a weighted-average basis.

	Six Months Ended June 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions
	2009	2008	2009	2008	2009	2008
					(WK)	(IMS)
Dollars in Millions
PLAVIX*	$2,689	$2,346	15%	30%	3%	37%
AVAPRO*/AVALIDE*	352	358	(2)%	8%	(9)%	(7)%
REYATAZ	345	319	8%	14%	7%	12%
SUSTIVA Franchise (a)	384	346	11%	19%	9%	14%
BARACLUDE	75	64	17%	73%	15%	60%
ERBITUX*(b)	333	378	(12)%	19%	N/A	N/A
SPRYCEL	63	41	54%	71%	19%	50%
IXEMPRA(b)	48	51	(6)%	—	N/A	N/A
ABILIFY*	999	751	33%	22%	30%	17%
ORENCIA(b)	215	160	34%	72%	N/A	N/A

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Mead Johnson

The analysis of the change in Mead Johnson net sales was as follows:

	Six Months Ended June 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
Net Sales	$1,412	$1,431	(1)%	—	6%	(7)%

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

	Six Months Ended June 30,
Dollars in Millions	2009	2008	% Change
Asia/Latin America	$786	$738	6%
North America/Europe	626	693	(10)%

Total	$1,412	$1,431	(1)%

The Asia/Latin America segment 6% increase was comprised of a 12% benefit from price and 4% from volume, partly offset by a 10% adverse impact of foreign exchange. The North America/Europe segment 10% decrease was comprised of a 1% decline in price, a 6% decline in volume and a 3% decline due to foreign exchange. Total sales growth was 6%, excluding the impact of foreign exchange. Performance was driven by double digit sales growth in key Asian markets, including China, Hong Kong and Malaysia as well as a number of markets in Latin America, partly offset by a decline in U.S. net sales.

Geographic Areas

The Company’s net sales by geographic areas, based on the location of the customer, were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
United States	$6,278	$5,645	11%	60%	56%
Europe, Middle East and Africa	2,040	2,307	(12)%	20%	23%
Other Western Hemisphere	824	943	(13)%	8%	9%
Pacific	1,257	1,199	5%	12%	12%

Total	$10,399	$10,094	3%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—BioPharmaceuticals.”

Net sales in Europe, Middle East and Africa decreased primarily due to increased generic competition for PLAVIX* and PRAVACHOL (pravastatin) and a 14% unfavorable foreign exchange impact, partially offset by sales growth in major European markets for the HIV portfolio, BARACLUDE, ABILIFY* and SPRYCEL.

Net sales in the Other Western Hemisphere countries decreased primarily due to a 16% unfavorable foreign exchange impact, partially offset by increased sales of key Mead Johnson products in Latin America, as well as increased sales of REYATAZ and SPRYCEL across major other Western Hemisphere markets.

Net sales in the Pacific region increased primarily due to increased sales of key Mead Johnson products in Asia and BARACLUDE in China and Japan, partially offset by a 5% unfavorable foreign exchange impact.

Expenses

	Six Months Ended June 30,
	Expenses				% of Net Sales
Dollars in Millions	2009	2008	% Change		2009	2008
Cost of products sold	$2,874	$3,240	(11)%		27.6%	32.1%
Marketing, selling and administrative	2,141	2,299	(7)%		20.6%	22.8%
Advertising and product promotion	724	739	(2)%		7.0%	7.3%
Research and development	1,752	1,608	9%		16.8%	15.9%
Acquired in-process research and development	—	32	(100)%		—	0.3%
Provision for restructuring, net	47	41	15%		0.4%	0.4%
Litigation expense, net	132	2	*	*	1.2%	—
Equity in net income of affiliates	(296)	(314)	(6)%		(2.8)%	(3.1)%
Other (income)/expense, net	(100)	19	*	*	(0.9)%	0.2%

Total Expenses, net	$7,274	$7,666	(5)%		69.9%	75.9%

**	Change is in excess of 200%.

Cost of products sold

•

The improvement in cost of products sold as a percentage of net sales was primarily due to realized manufacturing savings from PTI, other manufacturing efficiencies, favorable foreign exchange impact, favorable worldwide biopharmaceuticals product sales mix, and higher U.S. biopharmaceuticals average selling prices. These factors were partially offset by product and material price increases. The 2009 costs include manufacturing rationalization charges of $50 million related to the implementation of PTI, compared to $154 million of rationalization charges recorded in 2008.

Marketing, selling and administrative

•	The decrease, including a favorable 6% foreign exchange impact, was primarily due to PTI which was partially offset by Mead Johnson separation costs.

Advertising and product promotion

•	The decrease, including a favorable 5% foreign exchange impact, was primarily due to decreased advertising for ABILIFY*.

Research and development

•

The increase, including a favorable 3% foreign exchange impact, was primarily due to upfront and milestone payments of $174 million in 2009 and $51 million in 2008. In addition, key alliance partners’ share of development costs of $116 million in 2009 and $164 million in 2008 are netted against research and development. For further details, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Acquired in-process research and development

•	The charge in 2008 related to in-process research and development costs from the acquisition of Kosan, which was immediately expensed.

Provision for restructuring, net

•	The increase was primarily due to the timing of the implementation of PTI.

Litigation expense, net

•

The increase was primarily due to the establishment of a $125 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

•

Equity in net income of affiliates was primarily related to the Company’s international joint venture with sanofi. The decrease correlated to decreases in international PLAVIX* sales due to generic competition in the EU. For additional information, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense, net

•	The components of other (income)/expense, net were as follows:

	Six Months Ended June 30,
Dollars in Millions	2009	2008
Interest expense	$94	$153
Interest income	(27)	(74)
Gain on debt buyback and termination of interest rate swap agreements	(11)	—
ARS impairment charge	—	25
Foreign exchange transaction losses	4	17
Gain on sale of product lines, businesses and assets	(67)	(9)
Net royalty income and amortization of upfront and milestone payments received from alliance partners	(69)	(82)
Pension curtailment charge (Note 17)	25	—
Other, net	(49)	(11)

Other (income)/expense, net	$(100)	$19

•	Interest expense decreased primarily due to lower interest rates and the amortization of basis adjustment resulting from the termination of interest rate swaps during 2009 and 2008.

•

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. The decrease was primarily due to a change in mix of the Company’s investment portfolio as well as a decrease in rates of returns on marketable securities, including U.S. Treasury Bills.

•

Foreign exchange transaction losses were primarily due to a weakening U.S. dollar impact on non-qualifying foreign exchange hedges and the re-measurement of non-functional currency denominated transactions.

•	Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including the Pakistan business in 2009.

•	Net royalty and alliance partners activity includes income earned from the sanofi partnership and amortization of certain upfront and milestone payments related to the Company’s alliances.

•

Other, net includes income from third-party contract manufacturing, gains and losses on the sale of property, plant and equipment, deferred income recognized, certain litigation charges/recoveries, and ConvaTec and Medical Imaging net transitional service fees.

Specified Items

During the six months ended June 30, 2009 and 2008, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results. However, $401 million and $344 million of the pre-tax amounts for the six months ended June 30, 2009 and 2008, respectively, were related to the BioPharmaceuticals segment and the remaining amounts were related to the Mead Johnson segment.

Six Months Ended June 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$41	$—	$—	$41
Accelerated depreciation, asset impairment and other shutdown costs	50	—	—	6	—	—	56
Retirement plan curtailment charge	—	—	—	—	—	25	25
Process standardization implementation costs	—	44	—	—	—	—	44
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(55)	(55)

Total PTI	50	44	—	47	—	(30)	111
Other:
Litigation charges	—	—	—	—	132	(10)	122
Mead Johnson separation costs	—	25	—	—	—	—	25
Mead Johnson gain on sale of trademark	—	—	—	—	—	(12)	(12)
Upfront and milestone payments	—	—	174	—	—	—	174
Debt buyback and swap terminations	—	—	—	—	—	(11)	(11)
Product liability	8	—	—	—	—	(5)	3

Total	$58	$69	$174	$47	$132	$(68)	412

Income taxes on items above							(139)
Income taxes attributable to Mead Johnson separation							173

Decrease to Net Earnings							$446

Six Months Ended June 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$41	$—	$—	$41
Accelerated depreciation and other shutdown costs	154	—	—	—	—	—	154
Process standardization implementation costs	—	36	—	—	—	—	36
Gain on sale and leaseback of properties	—	—	—	—	—	(9)	(9)

Total PTI	154	36	—	41	—	(9)	222
Other:
Litigation charges	—	—	—	—	2	—	2
Mead Johnson separation costs	—	1	—	—	—	—	1
Upfront and milestone payments	—	—	51	—	—	—	51
Acquired in-process research and development	—	—	32	—	—	—	32
Product liability	—	—	—	—	—	16	16
ARS impairment charge and gain on sale	—	—	—	—	—	23	23

Total	$154	$37	$83	$41	$2	$30	347

Income taxes on items above							(67)

Decrease to Net Earnings							$280

Segment Results

The following table reconciles the Company’s segment results to earnings from continuing operations before income taxes. Reconciling items are specified items, see “—Specified Items” above, and share of earnings attributable to noncontrolling interest.

	Six Months Ended June 30,
	Segment Results		% Change	% of Segment Net Sales
Dollars in Millions	2009	2008	2009 vs. 2008	2009	2008
BioPharmaceuticals	$2,340	$1,680	39%	26%	19%
Mead Johnson	310	396	(22)%	22%	28%

Total segment results	2,650	2,076	28%

Reconciliation of segment results to earnings from continuing operations before income taxes:
Specified items	(412)	(347)	(19)%
Noncontrolling interest	887	699	27%

Earnings from continuing operations before income taxes	$3,125	$2,428	29%

BioPharmaceuticals

Earnings increased primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV portfolio, BARACLUDE, SPRYCEL and ORENCIA; stronger gross margins which increased from 70% for the six months ended June 30, 2008 to 74% for the six months ended June 30, 2009; and realized savings from PTI. The increase in segment income, as a percentage of segment net sales, was primarily due to similar factors discussed in the analysis of consolidated expenses. A more favorable product sales mix, higher average selling prices and realized manufacturing savings from PTI contributed to increased gross margins and a reduction of cost of products sold as a percentage of net sales. The results of PTI also contributed to a reduction of marketing, selling and administrative expenses as a percentage of net sales.

Mead Johnson

Earnings decreased primarily due to the impact of items attributed to the February 2009 initial public offering of Mead Johnson including the approximate 17% reduction in ownership ($47 million) and interest expense on intercompany debt ($53 million).

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 29.0% for the six months ended June 30, 2009 compared to 24.2% for the six months ended June 30, 2008. The higher tax rate was primarily related to the transfer of various international units of the Company to Mead Johnson prior to its initial public offering. For additional information on tax matters, see “Item 1. Financial Statements—Note 9. Income Taxes.”

Noncontrolling Interest

The increase in noncontrolling interest corresponds to increased sales of PLAVIX*, the Mead Johnson initial public offering and Mead Johnson operating results. Noncontrolling interest is as follows:

	Six Months Ended June 30,
Dollars in Millions	2009	2008
sanofi partnerships	$815	$688
Mead Johnson	47	—
Other	25	11

Noncontrolling interest—pre-tax	887	699
Income taxes	289	228

Noncontrolling interest—net of taxes	$598	$471

Financial Position, Liquidity and Capital Resources

The Company maintains a significant level of working capital, which was approximately $7.8 billion at June 30, 2009 and $8.0 billion at December 31, 2008. In 2009 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures (which the Company expects to include investments in facilities to increase and maintain the Company’s capacity to provide biologics on a commercial scale), strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working capital items and borrowings are expected to fund near-term operations outside the U.S.

On July 22, 2009, Bristol-Myers Squibb and Medarex announced that the companies signed a definitive merger agreement that provides for the acquisition of Medarex by Bristol-Myers Squibb for an aggregate purchase price of approximately $2.4 billion. The closing of the transaction is expected to occur during the third quarter of 2009 subject to, among other items, at least a majority of the outstanding shares of Medarex being tendered (including the shares already owned by Bristol-Myers Squibb) and customary regulatory approvals. The transaction will be financed from existing cash resources.

The Company has a $2.0 billion revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under this revolving credit facility at June 30, 2009.

In February 2009, Mead Johnson entered into a three year syndicated revolving credit facility agreement. The credit facility is unsecured and provides for borrowings and letters of credit with a maximum outstanding amount at any time of $410 million, which may be increased up to $500 million at the option of Mead Johnson, with the consent of the lenders. There were no borrowings outstanding under this revolving credit facility at June 30, 2009.

Net Financial Assets

Net financial assets position was as follows:

Dollars in Millions	June 30, 2009	December 31, 2008
Financial assets:
Cash and cash equivalents	$7,507	$7,976
Marketable securities—current	613	289
Marketable securities—non-current(a)	983	188

Total financial assets	9,103	8,453

Debt:
Short-term borrowings, including current portion of long-term debt	124	154
Long-term debt	6,235	6,585

Total debt	6,359	6,739

Net financial assets	$2,744	$1,714

(a)	Includes $187 million and $188 million of ARS and FRS securities at June 30, 2009 and December 31, 2008, respectively.

Net financial assets at June 30, 2009 increased $1,030 million primarily attributed to the net proceeds from the Mead Johnson initial public offering of $782 million and a portion of cash generated from operating activities directed to non-current marketable securities.

In the second quarter of 2009, the Company diversified its investment portfolio and acquired non-current marketable securities. See “Item 1. Financial Statements— Note 11. Cash, Cash Equivalents and Marketable Securities.”

The Company believes that, based on its current levels of cash, cash equivalents, marketable securities and other financial assets and expected operating cash flows, the current credit market issues will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2009	2008
Cash flow provided by/(used in):
Operating activities	$1,248	$1,889
Investing activities	(1,364)	95
Financing activities	(355)	235

Operating Activities

Cash flows from operating activities represent the cash receipts and cash disbursements related to all activities of the Company other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for:

•	Noncontrolling interest;
•	Non-cash operating items such as depreciation and amortization, impairment charges and stock-based compensation charges;
•	Gains and losses attributed to investing and financing activities such as gains and losses on the sale of product lines and businesses; and
•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

The net impact of the changes in operating assets and liabilities, which are discussed in more detail below, include the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities.

The Company continues to maximize its operating cash flows with its working capital initiative designed to continue to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable. Those improvements are being driven by several actions including revised contractual payment terms with customers and vendors, enhanced collection processes and various supply chain initiatives designed to minimize inventory levels. Progress in this area is monitored each period and is a component of the Company’s annual incentive plan. The following summarizes certain working capital components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	June 30, 2009	% of Trailing Twelve Month Net Sales	December 31, 2008	% of Trailing Twelve Month Net Sales
Trade receivables, net of allowances	$2,357	11.3%	$2,417	11.7%
Inventories	1,780	8.5%	1,765	8.6%
Accounts payable	(1,802)	(8.6)%	(1,535)	(7.5)%

Total	$2,335	11.2%	$2,647	12.8%

During the first six months of 2009, changes in operating assets and liabilities resulted in a net cash outflow of $827 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($1,283 million) primarily related to pension funding in excess of current year expense ($504 million), payment to Otsuka which will be amortized as a reduction of net sales through the extension period ($400 million) and decreases in accrued bonuses and salaries due to the timing of payments ($292 million); and

•	Cash inflows from accounts payable ($266 million) primarily attributed to the timing of vendor and alliance payments, as well as the impact of the above noted working capital initiative.

In the first six months of 2008, changes in operating assets and liabilities resulted in a net cash outflow of $372 million, which was impacted by:

•

Cash outflows from other operating assets and liabilities ($487 million) primarily related to decreases in accrued bonuses and salaries ($241 million) due to the timing of payments and litigation settlement payments ($176 million) mainly related to the federal government AWP litigation settlement fund;

•	Cash outflows from U.S and foreign income taxes payable ($118 million) primarily attributed to the utilization of foreign tax credits in connection with tax payments;

•	Cash outflows from inventory ($78 million) mainly due to an increase in inventory; and

•	Cash inflows from accounts payable ($305 million) primarily attributed to the timing of vendor and alliance payments.

Investing Activities

Net cash used in investing activities was $1,364 million in the first six months of 2009 and included:

•	Net purchases of short-term and non-current marketable securities ($1,103 million);

•	Capital expenditures ($365 million); and

•	Proceeds from the divestiture of mature brands businesses ($68 million), including the Pakistan business ($32 million).

Net cash provided by investing activities was $95 million in the first six months of 2008 and included:

•	Proceeds from the divestiture of Medical Imaging ($483 million);

•	Proceeds from the sale and leaseback of the Paris, France facility ($227 million);

•	Capital expenditures ($460 million); and

•	Purchase of Kosan Biosciences, Inc ($191 million).

Financing Activities

Net cash used in financing activities was $355 million in the first six months of 2009 and included:

•	Dividend payments ($1,231 million);

•	Repurchase of 5.875% Notes due 2036 ($67 million);

•	Net proceeds from the Mead Johnson initial public offering ($782 million); and

•	Net proceeds from the termination of interest rate swap agreements ($191 million).

Net cash provided by financing activities was $235 million in the first six months of 2008 and included;

•	Net proceeds from the issuance of 5.45% Notes due 2018 and 6.125% Notes due 2036 ($1,600 million);

•	Dividend payments ($1,230 million); and

•	Repayment of 1.10% Yen Notes due 2008 ($117 million).

Dividends declared per common share were $0.62 for both of the six month periods ended June 30, 2009 and 2008. The Company paid $1,231 million and $1,230 million in dividends for the six months ended June 30, 2009 and 2008, respectively. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K filed on April 28, 2009. In the second quarter of 2009, no new material contractual obligations were incurred.

At June 30, 2009, the Company has committed to make approximately $4.6 billion, in the aggregate, of potential future research and development milestone payments to third-parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on the Company’s consolidated balance sheets.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K.

Consistent with prior years, the Company selected the first quarter of 2009 as the period in which the annual goodwill impairment test was completed. As a result of the Mead Johnson initial public offering, the Company increased the number of Mead Johnson reporting units used in the goodwill impairment test. There was no goodwill impairment required as a result of the testing performed.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K, in its Form 10-Q for the quarter ended March 31, 2009, and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2008 Annual Report on Form 10-K.

In June 2009, the Company repurchased approximately $63 million principal amount of its 5.875% Notes due 2036 for a premium of $4 million. The total gain attributed to this transaction amounted to $11 million, which also included the termination of approximately $35 million notional amount of fixed-to-floating interest rate swaps for proceeds of $5 million.

In June 2009, the Company executed several fixed-to-floating interest rate swaps to convert $200 million of its 5.45% Notes due 2018 from fixed rate debt to variable rate debt.

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

In the three and six months ended June 30, 2009, the Company sold $623 million and $723 million notional amount of forward contracts (in several currencies), respectively, to partially hedge the exchange impact primarily related to forecasted intercompany inventory purchases for up to the next 17 months.

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

In the first quarter of 2009, the Company upgraded and integrated its SAP general ledger with a new consolidation and financial reporting warehouse.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 21. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item  1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the six month period ended June 30, 2009:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2009	6,459	$22.87	—	$2,220
February 1 to 28, 2009	8,702	$21.91	—	$2,220
March 1 to 31, 2009	795,957	$18.43	—	$2,220

Three months ended March 31, 2009	811,118

April 1 to 30, 2009	10,608	$20.83	—	$2,220
May 1 to 31, 2009	14,468	$19.46	—	$2,220
June 1 to 30, 2009	8,637	$20.05	—	$2,220

Three months ended June 30, 2009	33,713

Six months ended June 30, 2009	844,831

(a)	Reflects the following transactions during the six months ended June 30, 2009 for the surrender to the Company of 844,831 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the six months ended June 30, 2009, no shares were repurchased pursuant to this program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 5, 2009 for the purpose of:

A.	the election of eleven directors;
B.	ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm;
C.	voting on a stockholder proposal on executive compensation disclosure;
D.	voting on a stockholder proposal on simple majority vote;
E.	voting on a stockholder proposal on special shareowner meetings; and
F.	voting on a stockholder proposal on executive compensation advisory vote.

The following persons were elected to serve as directors and received the number of votes set opposite their respective names.

	For	Against	Abstained
Lamberto Andreotti	1,668,533,965	25,962,016	8,219,390
Lewis B. Campbell	1,657,159,883	36,827,754	8,727,737
James M. Cornelius	1,641,316,147	52,479,316	8,919,909
Louis J. Freeh	1,596,849,680	96,657,431	9,206,663
Laurie H. Glimcher, M.D.	1,656,479,999	37,284,341	8,951,032
Michael Grobstein	1,661,521,974	32,202,137	8,991,262
Leif Johansson	1,629,341,834	64,363,693	9,009,848
Alan J. Lacy	1,666,095,979	27,783,151	8,836,243
Vicki L. Sato, Ph.D.	1,654,207,075	39,142,361	9,365,938
Togo D. West, Jr.	1,654,865,526	37,513,762	10,336,085
R. Sanders Williams, M.D.	1,673,956,407	20,075,166	8,683,799

The appointment of Deloitte & Touche LLP was ratified with a vote of 1,670,762,363 shares in favor of the appointment, with 23,300,938 shares voting against, 8,653,571 shares abstaining and zero broker non-votes.

The stockholder proposed resolution on executive compensation disclosure received a vote of 168,590,717 shares in favor, with 1,251,292,775 shares voting against, 7,374,774 shares abstaining and 275,458,606 broker non-votes.

The stockholder proposed resolution on simple majority vote received a vote of 434,147,034 shares in favor, with 983,748,737 shares voting against, 9,364,788 shares abstaining and 275,456,313 broker non-votes.

The stockholder proposed resolution on special shareowner meetings vote received a vote of 780,906,287 shares in favor, with 634,247,149 shares voting against, 12,099,630 shares abstaining and 275,463,806 broker non-votes.

The stockholder proposed resolution on executive compensation advisory vote received a vote of 664,543,199 shares in favor, with 709,740,012 shares voting against, 52,960,845 shares abstaining and 275,472,816 broker non-votes.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on form 10-Q for the quarter ended June 30, 2009, filed on July 23, 2009, formatted in Extensive Business Reporting Language (XBRL), tagged as blocks of text: (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of Eli Lilly; AVAPRO/AVALIDE (APROVEL/KARVEA) and PLAVIX are trademarks of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; and ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY
(REGISTRANT)

Date: July 23, 2009	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: July 23, 2009	By:	/s/ Jean-Marc Huet
Jean-Marc Huet
Chief Financial Officer