Form 10-Q
period 2009-09-30
BRISTOL MYERS SQUIBB CO
filed 2009-10-22
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:        1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2009, there were 1,980,980,141 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.
Controls and Procedures	68

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	68

Item 1A.
Risk Factors	68

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 6.
Exhibits	70

Signatures	71

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2009	2008	2009	2008

Net Sales	$5,487	$5,254	$15,886	$15,348

Cost of products sold	1,562	1,634	4,436	4,874
Marketing, selling and administrative	1,117	1,208	3,258	3,507
Advertising and product promotion	361	362	1,085	1,101
Research and development	838	834	2,590	2,442
Acquired in-process research and development	—	—	—	32
Provision for restructuring, net	54	26	101	67
Litigation expense, net	—	30	132	32
Equity in net income of affiliates	(139)	(164)	(435)	(478)
Other (income)/expense, net	(30)	169	(130)	188

Total Expenses, net	3,763	4,099	11,037	11,765

Earnings from Continuing Operations Before Income Taxes	1,724	1,155	4,849	3,583
Provision for income taxes	434	308	1,340	896

Net Earnings from Continuing Operations	1,290	847	3,509	2,687

Net Earnings from Discontinued Operations	—	1,990	—	2,046

Net Earnings	1,290	2,837	3,509	4,733

Net Earnings Attributable to Noncontrolling Interest	324	259	922	730

Net Earnings Attributable to Bristol-Myers Squibb Company	$966	$2,578	$2,587	$4,003

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$0.49	$0.30	$1.30	$0.99
Diluted	$0.48	$0.29	$1.30	$0.98

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$0.49	$1.30	$1.30	$2.02
Diluted	$0.48	$1.28	$1.30	$2.00

Dividends declared per common share	$0.31	$0.31	$0.93	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
COMPREHENSIVE INCOME

Net Earnings	$1,290	$2,837	$3,509	$4,733
Other Comprehensive Income/(Loss):
Foreign currency translation	107	(141)	127	—
Foreign currency translation on hedge of a net investment	(61)	92	(63)	(23)
Derivatives qualifying as cash flow hedges, net of taxes of $20 and $22 for the three months ended September 30, 2009 and 2008, respectively; and $18 and $3 for the nine months ended September 30, 2009 and 2008, respectively	(35)	48	(32)	(18)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $1 and $8 for the three months ended September 30, 2009 and 2008, respectively; and $15 and $24 for the nine months ended September 30, 2009 and 2008, respectively	(7)	19	(48)	54
Pension and postretirement benefits, net of taxes of $220 and $9 for the nine months ended September 30, 2009 and 2008, respectively	—	—	405	17
Pension and postretirement benefits reclassified to net earnings, net of taxes of $4 and $22 for the three months ended September 30, 2009 and 2008, respectively; and $41 and $39 for the nine months ended September 30, 2009 and 2008, respectively	12	7	77	53
Available for sale securities, net of taxes of $2 and $5 for the three months ended September 30, 2009 and 2008, respectively; and $3 and $5 for the nine months ended September 30, 2009 and 2008, respectively	21	(20)	35	(129)
Available for sale securities reclassified to net earnings, net of taxes of $6 for both the three and nine month periods ended September 30, 2008	—	154	—	154

Total Other Comprehensive Income/(Loss)	37	159	501	108

Comprehensive Income	1,327	2,996	4,010	4,841

Comprehensive Income Attributable to Noncontrolling Interest	326	259	929	730

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$1,001	$2,737	$3,081	$4,111

RETAINED EARNINGS

Retained Earnings at January 1			$22,549	$19,762
Net Earnings Attributable to Bristol-Myers Squibb Company			2,587	4,003
Cash dividends declared			(1,849)	(1,846)

Retained Earnings at September 30			$23,287	$21,919

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$6,367	$7,976
Marketable securities	302	289
Receivables, net of allowances of $127 in 2009 and $128 in 2008	3,699	3,644
Inventories, net	1,824	1,765
Deferred income taxes, net of valuation allowances	702	703
Prepaid expenses	493	320

Total Current Assets	13,387	14,697

Property, plant and equipment, net	5,561	5,405
Goodwill	5,475	4,827
Other intangible assets, net	2,726	1,151
Deferred income taxes, net of valuation allowances	1,437	2,137
Marketable securities	1,202	188
Other assets	1,163	1,081

Total Assets	$30,951	$29,486

LIABILITIES

Current Liabilities:
Short-term borrowings	$286	$154
Accounts payable	1,796	1,535
Accrued expenses	2,988	2,936
Deferred income	276	277
Accrued rebates and returns	813	806
U.S. and foreign income taxes payable	433	347
Dividends payable	626	617
Accrued litigation liabilities	174	38

Total Current Liabilities	7,392	6,710

Pension, postretirement and postemployment liabilities	1,018	2,285
Deferred income	934	791
U.S. and foreign income taxes payable	521	466
Other liabilities	408	441
Long-term debt	6,307	6,585

Total Liabilities	16,580	17,278

Commitments and contingencies (Note 23)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,515 in 2009 and 5,668 in 2008, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2009 and 2008	220	220
Capital in excess of par value of stock	3,808	2,828
Restricted stock	(75)	(71)
Accumulated other comprehensive loss	(2,218)	(2,719)
Retained earnings	23,287	22,549
Less cost of treasury stock —224 million common shares in 2009 and 226 million in 2008	(10,504)	(10,566)

Total Bristol-Myers Squibb Company Shareholders’ Equity	14,518	12,241
Noncontrolling interest	(147)	(33)

Total Equity	14,371	12,208

Total Liabilities and Equity	$30,951	$29,486

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net earnings	$3,509	$4,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(922)	(730)
Depreciation	348	449
Amortization	160	187
Deferred income tax expense	179	1,629
Stock-based compensation expense	130	132
Impairment charges	—	247
Gain on sale of product lines and businesses	(75)	(3,434)
Gain on debt buyback and interest swap terminations	(7)	—
(Gain)/Loss on sale of property, plant and equipment and investment in other companies	(31)	21
Acquired in-process research and development	—	32
Changes in operating assets and liabilities:
Receivables	77	(235)
Inventories	1	(75)
Deferred income	135	2
Accounts payable	228	146
U.S. and foreign income taxes payable	56	385
Changes in other operating assets and liabilities	(1,067)	(178)

Net Cash Provided by Operating Activities	2,721	3,311

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	1,601	329
Purchases of marketable securities	(2,318)	(248)
Additions to property, plant and equipment and capitalized software	(534)	(656)
Proceeds from sale of property, plant and equipment and investment in other companies	45	62
Proceeds from sale of product lines and businesses	85	4,531
Purchase of Medarex, Inc, net of cash acquired	(2,232)	—
Purchase of Kosan Biosciences, Inc, net of cash acquired	—	(191)
Proceeds from sale and leaseback of properties	—	227

Net Cash (Used in)/Provided by Investing Activities	(3,353)	4,054

Cash Flows From Financing Activities:
Short-term debt repayments	(1)	(1,717)
Long-term debt borrowings	—	1,580
Long-term debt repayments	(132)	(1)
Interest rate swap termination	194	(19)
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	3	4
Dividends paid	(1,857)	(1,845)
Proceeds from Mead Johnson initial public offering	782	—

Net Cash Used in Financing Activities	(1,011)	(1,998)

Effect of Exchange Rates on Cash and Cash Equivalents	34	5

(Decrease)/Increase in Cash and Cash Equivalents	(1,609)	5,372
Cash and Cash Equivalents at Beginning of Period	7,976	1,801

Cash and Cash Equivalents at End of Period	$6,367	$7,173

The consolidated statements of cash flows include the activities of the discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation and New Accounting Standards

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2009 and December 31, 2008, the results of its operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. All material intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date, October 22, 2009. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in our Current Report on Form 8-K filed on April 28, 2009. See “—Note 3. Business Segments” for discussion of the change in business segments, due to the Mead Johnson Nutrition Company (Mead Johnson) initial public offering. Certain reclassifications were made to conform to the current period presentation.

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

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB finalized SFAS No. 166, Accounting for Transfers of Financial Asset, an amendment of FASB Statement No. 140, which was later superseded by the FASB Codification and included in ASC topic 860. Among other items the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

The Company adopted ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51) on January 1, 2009. As a result of adoption the following retroactive adjustment was made: the December 31, 2008 noncontrolling interest balance of $33 million, previously presented as $66 million of receivables and $33 million of non-current other liabilities, has been presented as part of equity. Also, noncontrolling interest has been presented as a reconciling item in the consolidated statements of earnings, the consolidated statements of comprehensive income and retained earnings and the consolidated statements of cash flows.

The Company adopted ASC 805 (formerly SFAS No. 141(R), Business Combinations), for business combinations on or after January 1, 2009. This requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development (IPRD) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. See “—Note 5. Medarex, Inc. Acquisition” for Medarex, Inc. purchase accounting details.

The Company adopted the provisions of ASC 808-10 Collaborative Arrangements (formerly Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property), effective January 1, 2009 and the provisions have been applied retroactively. According to this pronouncement a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third-parties in connection with collaborative arrangements are presented gross or net based on the criteria in ASC 605-45-45 Overall Considerations of Reporting Revenue Gross as a Principal vs. Net as an Agent (EITF issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent) and other accounting literature. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure under ASC 808-10 applies to the entire collaborative agreement. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 2. Alliances and Collaborations

sanofi

The Company has agreements with sanofi-aventis (sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel bisulfate), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia and (ii) the expiration of all patents and other exclusivity rights in the applicable territory. The Company acts as the operating partner for the territory covering the Americas and Australia and owns a 50.1% majority controlling interest in this territory. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and records sanofi’s share of the results as a noncontrolling interest which was $443 million ($300 million after-tax) and $375 million ($250 million after-tax) for the three months ended September 30, 2009 and 2008, respectively, and $1,258 million ($849 million after-tax) and $1,063 million ($714 million after-tax) for the nine months ended September 30, 2009 and 2008, respectively. The Company recorded net sales in this territory and in comarketing countries outside this territory (Germany, Italy, Spain and Greece) of $1,883 million and $1,773 million for the three months ended September 30, 2009 and 2008, respectively, and $5,472 million and $5,108 million for the nine months ended September 30, 2009 and 2008, respectively. Discovery royalties owed to sanofi were included in cost of products sold and amounted to $305 million and $273 million during the three months ended September 30, 2009 and 2008, respectively, and $881 and $778 million during the nine months ended September 30, 2009 and 2008, respectively.

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

Sanofi acts as the operating partner for the territory covering Europe and Asia and owns a 50.1% majority financial controlling interest within this territory. The Company’s ownership interest in the partnership within this territory is 49.9%. The Company accounts for the investment in partnership entities in this territory under the equity method and records its share of the results in equity in net income of affiliates in the consolidated statements of earnings. The Company’s share of income from these partnership entities before taxes was $141 million and $163 million for the three months ended September 30, 2009 and 2008, respectively, and $442 million and $487 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia. These transactions are recorded as operating activities within the Company’s consolidated statements of cash flows.

The Company and sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. Under this alliance, the Company recognized other income of $8 million in each of the three month periods ended September 30, 2009 and 2008, and $24 million in each of the nine month periods ended September 30, 2009 and 2008, related to the amortization of deferred income associated with sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. The unrecognized portion of the deferred income amounted to $99 million and $123 million at September 30, 2009 and December 31, 2008, respectively, and will continue to amortize through 2012, the expected expiration of the license.

The income attributed to certain packaging activities and development royalties with sanofi are reflected net in other income and were $20 million and $26 million during the three months ended September 30, 2009 and 2008, respectively, and $43 million and $76 million during the nine months ended September 30, 2009 and 2008, respectively.

The following is the summarized financial information for the Company’s equity interests in the partnerships with sanofi for the territory covering Europe and Asia:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Net sales	$732	$881	$2,259	$2,704
Gross profit	541	657	1,685	2,048
Net income	279	318	863	978

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

In addition, the Company and Otsuka announced that they have entered into an oncology collaboration for SPRYCEL (dasatinab) and IXEMPRA (ixabepilone), which includes the U.S., Japan and European Union (EU) markets (the Oncology Territory). Beginning in 2010 through 2020, the collaboration fees the Company will pay to Otsuka annually are the following percentages of net sales of SPRYCEL and IXEMPRA in the Oncology Territory:

	% of Net Sales
	2010 - 2012	2013 - 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 million to $800 million	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

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

The U.S. extension and the oncology collaboration include a change-of-control provision in the case of an acquisition of the Company. If the acquiring company does not have a competing product to ABILIFY*, then the new company will assume the ABILIFY* agreement (as amended) and the oncology collaboration as it exists today. If the acquiring company has a product that competes with ABILIFY*, Otsuka can elect to request the acquiring company to choose whether to divest ABILIFY* or the competing product. In the scenario where ABILIFY* is divested, Otsuka would be obligated to acquire the Company’s rights under the ABILIFY* agreement (as amended). The agreements also provide that in the event of a generic competitor to ABILIFY* after January 1, 2010, the Company has the option of terminating the ABILIFY* April 2009 amendment (with the agreement as previously amended remaining in force). If the Company were to exercise such option then either (i) the Company would receive a payment from Otsuka according to a pre-determined schedule and the oncology collaboration would terminate at the same time or (ii) the oncology collaboration would continue for a truncated period according to a pre-determined schedule.

For the entire EU, the agreement remained unchanged and will expire in June 2014. In other countries where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

The Company recorded total revenue for ABILIFY* of $653 million and $564 million for the three months ended September 30, 2009 and 2008, respectively, and $1,885 million and $1,547 million for the nine months ended September 30, 2009 and 2008, respectively. The Company amortized into cost of products sold $1 million for the each of the three months periods ended September 30, 2009 and 2008 and $5 million for the each of the nine months periods ended September 30, 2009 and 2008 for previously capitalized milestone payments. The unamortized capitalized payment balance is recorded in other intangible assets, net and was $18 million at September 30, 2009 and $23 million at December 31, 2008, and will continue to amortize through 2012. The Company amortized as a reduction of net sales $17 million and $33 million for the three and nine month periods ended September 30, 2009, related to the $400 million extension payment. The unamortized portion of this payment amounted to $367 million at September 30, 2009, and is included in other assets, net.

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

In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA to provide for cocommercialization of ERBITUX* in Japan, which expires in 2032. Lilly has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for Lilly to continue. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer. Merck recorded sales of ERBITUX* in Japan and the Company receives 50% of the pre-tax profit which is further shared equally with Lilly. The Company records its share of profits from commercialization in Japan in other income which was $8 million and $18 million for the three and nine months ended September 30, 2009.

The Company recorded net sales for ERBITUX* of $179 million and $184 million for the three months ended September 30, 2009 and 2008, respectively, and $516 million and $567 million for the nine months ended September 30, 2009 and 2008, respectively. The Company amortized into cost of products sold $9 million in each of the three month periods ended September 30, 2009 and 2008, respectively, and $28 million in each of the nine month periods ended September 30, 2009 and 2008, for previously capitalized milestone payments, which were accounted for as a license acquisition. The unamortized portion of the approval payments is recorded in other intangible assets, net and was $332 million at September 30, 2009 and $360 million at December 31, 2008, and will continue to amortize through 2018, the remaining term of the agreement.

Upon initial execution of the commercialization agreement, the Company acquired an ownership interest in ImClone which approximated 17% at the time of the transaction noted below, and had been accounting for its investment under the equity method. The Company recorded equity income of $2 million and an equity loss of $3 million in net income of affiliates for the three and nine months ended September 30, 2008, respectively, which was adjusted for revenue recognized by ImClone for pre-approved milestone payments made by the Company prior to 2004. The Company sold its shares of ImClone for $1.0 billion and recognized a pre-tax gain of $895 million in November 2008.

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe.

Gilead records all ATRIPLA* revenues in the U.S., Canada and most countries in Europe and consolidates the results of the joint venture in its operating results. The Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product to third-party customers. In a limited number of EU countries, the Company records revenue for ATRIPLA* where the Company agreed to purchase the product from Gilead and distribute it to third-party customers. The Company recorded revenues of $218 million and $155 million for the three months ended September 30, 2009 and 2008, respectively, and $606 million and $405 million for the nine months ended September 30, 2009 and 2008, respectively, related to ATRIPLA* sales. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and records its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings. The Company recorded an equity loss on the U.S. joint venture with Gilead of $2 million and $2 million for the three months ended September 30, 2009 and 2008, respectively, and $7 million and $6 million for the nine months ended September 30, 2009 and 2008, respectively.

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), one for the worldwide (except for Japan) codevelopment and cocommercialization of ONGLYZA (saxagliptin), a DPP-IV inhibitor (Saxagliptin Agreement), and one for the worldwide (including Japan) codevelopment and cocommercialization of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits/losses equally on a global basis (excluding, in the case of saxagliptin, Japan), and the Company will manufacture both products. The companies will cocommercialize dapagliflozin in Japan and share profits/losses equally. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive a royalty.

On July 31, 2009, the FDA approved ONGLYZA as an adjunct to diet and exercise to improve blood sugar (glycemic) control in adults for the treatment of type 2 diabetes mellitus. In August 2009, the Company and AstraZeneca launched ONGLYZA in the U.S. The Company recorded sales of $20 million in third quarter of 2009. Due to the ONGLYZA (saxagliptin) U.S. launch, the Company received a $100 million milestone payment from AstraZeneca in September 2009. On October 1, 2009 ONGLYZA received a Marketing Authorization for use in the EU to treat adults with type 2 diabetes in combination with either metformin, a sulfonylurea or a thiazolidinedione, when any of these agents alone, with diet and exercise, do not provide adequate glycemic control.

The $250 million in upfront and milestone payments received by the Company, including the $100 million milestone payment noted above, were deferred and are being recognized over the useful life of the products into other income. The Company amortized into other income $4 million and $1 million of these payments in the three months ended September 30, 2009 and 2008, respectively, and $10 million and $5 million in the nine months ended September 30, 2009 and 2008, respectively. The unamortized portion of the upfront and milestone payments was $224 million at September 30, 2009 and $134 million at December 31, 2008. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events as well as sales-related milestones. Under the Saxagliptin Agreement, the Company could receive up to an additional $150 million if all development and regulatory milestones for saxagliptin are met and up to an additional $300 million if all sales-based milestones for saxagliptin are met. Under the SGLT2 Agreement, the Company could receive up to an additional $350 million if all development and regulatory milestones for dapagliflozin are met and up to an additional $390 million if all sales-based milestones for dapagliflozin are met.

Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans through 2009 will be paid by AstraZeneca (with AstraZeneca bearing all the costs of the initial agreed upon development plan for dapagliflozin in Japan) and any additional development costs will generally be shared equally. The net reimbursements to the Company for development costs related to saxagliptin and dapagliflozin are classified in research and development expenses and were $2 million and $29 million for the three months ended September 30, 2009 and 2008, respectively, and $31 million and $110 million for the nine months ended September 30, 2009 and 2008, respectively.

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions.

The Company received $290 million in upfront payments in the two year period ended December 31, 2008. In addition, the Company received a $150 million milestone payment in April 2009 for the commencement of Phase III clinical trials for prevention of major adverse cardiovascular events in acute coronary syndrome. The Company amortized into other income $7 million and $5 million of the upfront and milestone payments in the three months ended September 30, 2009 and 2008, respectively, and $19 million and $14 million for the nine months ended September 30, 2009 and 2008, respectively. The unamortized portion of the upfront and milestone payments was $392 million at September 30, 2009 and $261 million at December 31, 2008. Pfizer will fund 60% of all development costs effective January 1, 2007 going forward, and the Company will fund 40%. The net reimbursements to the Company for apixaban development costs are classified in research and development expenses and were $49 million and $42 million for the three months ended September 30, 2009 and 2008, respectively, and $136 million and $125 million for the nine months ended September 30, 2009 and 2008, respectively. The Company may also receive additional payments from Pfizer of up to an additional $630 million based on development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits/losses equally on a global basis, and will manufacture product under this arrangement.

Exelixis

In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company paid Exelixis $195 million in 2008 upon execution of the agreement, and paid an additional $45 million in the first nine months of 2009, all of which was expensed as research and development in 2008. Exelixis will fund the first $100 million of development for XL184. If Exelixis elects to continue sharing development, Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits/losses equally and has an option to copromote in the U.S.; failing such elections, Exelixis receives milestones and royalties on U.S. sales. The Company will fund 100% of development costs in Japan. In addition to royalties on non-U.S. sales, the Company could pay up to $610 million if all development and regulatory milestones are met on both compounds and up to an additional $300 million if all sales-based milestones are met on both compounds.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. In January 2007, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is responsible for the identification and preclinical development of small molecule drug candidates directed against mutually selected targets. Under the terms of this agreement, the Company paid Exelixis $60 million of upfront fees in 2007. During 2008, the Company paid Exelixis $40 million in IND acceptance milestones. If Exelixis elects to codevelop and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts out of the codevelopment and copromotion agreement, the Company will take over full development and U.S. commercial rights, and, if successful, will pay Exelixis development and regulatory milestones up to $380 million and up to an additional $180 million of sales-based milestones, as well as royalties.

Since July 2001, the Company has held an equity investment in Exelixis, which at September 30, 2009 represented less than 1% of their outstanding shares.

ZymoGenetics

In January 2009, the Company and ZymoGenetics, Inc. (ZymoGenetics) entered into a global codevelopment arrangement in the U.S. for PEG-Interferon lambda, a novel type 3 interferon for the treatment of hepatitis C. Under the terms of the arrangement, the Company paid ZymoGenetics $130 million of upfront and milestone payments in the first nine months of 2009, all of which was expensed as research and development. ZymoGenetics will fund the first $100 million of global development for PEG-Interferon lambda after which, ZymoGenetics will fund 20% of development costs in the U.S. and Europe and the Company will fund 100% of the development costs in the rest of the world. If ZymoGenetics elects to continue sharing development and commercialization costs in the U.S., ZymoGenetics will share 40% of U.S. profits/losses and has an option to copromote in the U.S. Failing such election to fund development costs in the U.S., ZymoGenetics will receive royalties on U.S. sales. The Company will pay ZymoGenetics royalties on all non-U.S. sales. In addition, the Company could pay up to $405 million if all hepatitis C development and regulatory milestones are met; up to $287 million if development and regulatory milestones for other potential indications are met; and up to an additional $285 million if all sales-based milestones are met.

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

•	The pre-tax income attributable to noncontrolling interest is excluded from the segment results.

The following table reconciles the Company’s segment results to earnings from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Segment results:
BioPharmaceuticals	$1,216	$1,022	$3,556	$2,702
Mead Johnson	127	159	437	555

Total segment results	1,343	1,181	3,993	3,257

Reconciliation of segment results to earnings from continuing operations before income taxes:
Productivity transformation initiative	(88)	(107)	(199)	(329)
Auction rate securities (ARS) impairment charge	—	(224)	—	(247)
Upfront and milestone payments and acquired in-process research and development	—	(37)	(174)	(120)
Litigation and product liability charges	—	(32)	(125)	(50)
Mead Johnson separation costs	(6)	(9)	(31)	(10)
Medarex acquisition (Note 5)	10	—	10	—
Mead Johnson gain on sale of trademark	—	—	12	—
Debt buyback and swap terminations	(4)	—	7	—
Noncontrolling interest	469	383	1,356	1,082

Earnings from continuing operations before income taxes	$1,724	$1,155	$4,849	$3,583

Net sales of the Company’s key products and product categories within business segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
BioPharmaceuticals
PLAVIX*	$1,554	$1,439	$4,528	$4,134
AVAPRO*/AVALIDE*	329	334	944	974
REYATAZ	360	342	1,013	963
SUSTIVA Franchise (total revenue)	315	294	919	849
BARACLUDE	191	144	522	388
ERBITUX*	179	184	516	567
SPRYCEL	107	82	302	224
IXEMPRA	28	25	81	76
ABILIFY*	653	564	1,885	1,547
ORENCIA	162	119	434	312
ONGLYZA	20	—	20	—
Other	890	983	2,611	3,139

Total BioPharmaceuticals	4,788	4,510	13,775	13,173

Mead Johnson Nutrition Company products	699	744	2,111	2,175

Total	$5,487	$5,254	$15,886	$15,348

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

The charges associated with the PTI are estimated to be in the range of $1.3 billion to $1.6 billion, which includes $1.1 billion of costs already incurred. In addition, PTI also includes $231 million of gains related to the sale of mature product lines and businesses. The exact timing of the recognition of PTI charges cannot be predicted with certainty and will be affected by the existence of triggering events for expense recognition, among other factors.

The Company recorded the following PTI charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Provision for restructuring, net	$54	$26	$101	$67
Accelerated depreciation, asset impairment and other shutdown costs	30	53	80	207
Pension curtailment charge (Note 19)	—	—	25	—
Process standardization implementation costs	21	28	65	64
Gain on sale of product lines, businesses and assets	(17)	—	(72)	(9)

Total	$88	$107	$199	$329

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

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 232 and 310 for the three months ended September 30, 2009 and 2008, respectively, and 587 and 680 for the nine months ended September 30, 2009 and 2008, respectively. The following tables present the detail of expenses incurred in connection with the restructuring activities:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
Dollars in Millions	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Charges	$49	$3	$52	$24	$1	$25
Changes in estimates	2	—	2	1	—	1

Provision for restructuring, net	$51	$3	$54	$25	$1	$26

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
Dollars in Millions	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Charges	$90	$9	$99	$64	$2	$66
Changes in estimates	2	—	2	—	1	1

Provision for restructuring, net	$92	$9	$101	$64	$3	$67

The Company excludes the impact of restructuring charges and other related PTI costs from segment income. See “—Note 3. Business Segments” for a reconciliation of segment results to earnings from continuing operations before income taxes. Provisions for restructuring, net originating from the BioPharmaceuticals segment were $51 million and $26 million for the three months ended September 30, 2009 and 2008, respectively, and $89 million and $65 million for the nine months ended September 30, 2009 and 2008, respectively, with the remaining charges relating to the Mead Johnson segment.

The following table represents the reconciliation of restructuring liabilities and spending against those liabilities:

Dollars in Millions	Termination Liability	Other Exit Costs Liability	Total
Liability at January 1, 2009	$188	$21	$209
Charges	90	9	99
Change in estimates	2	—	2
Spending	(115)	(7)	(122)

Liability at September 30, 2009	$165	$23	$188

Note 5. Medarex, Inc. Acquisition

On September 1, 2009 the Company acquired 100% of the remaining outstanding shares of Medarex, Inc. (Medarex) and its outstanding stock options and restricted stock units upon completion of tender offers that expired on August 27, 2009 and September 1, 2009. The total purchase price of $2.3 billion was allocated to the estimated fair value of the assets acquired and liabilities assumed as presented below. Acquisition costs were $11 million and classified as other (income)/expenses, net. Medarex is a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases. As a result of the acquisition, the Company receives full rights over ipilimumab, currently in Phase III development, and increases the biologics development pipeline creating a more balanced portfolio of small molecules and biologics. This more balanced portfolio associated with our BioPharma model and potential to optimize our existing ipilimumab programs drives a significant amount of the goodwill arising from this acquisition. Goodwill along with in-process research and development and other intangible assets valued in this acquisition are non-deductible for tax purposes and is assigned to the biopharmaceutical segment.

The purchase price allocation presented below is considered preliminary pending completion of the final valuation.

Dollars in Millions
Purchase price:
Cash	$2,285
Fair value of the Company’s equity in Medarex held prior to acquisition(1)	46

Total purchase price	2,331

Identifiable net assets:
Cash	53
Marketable Securities	269
Other current and long-term assets(2)	133
In-process research and development(3)	1,252
Intangible assets - Technology(4)	120
Intangible assets - Licenses(5)	320
Short-term borrowings (Note 21)	(91)
Other current and long-term liabilities	(92)
Deferred income taxes, net	(281)

Total identifiable net assets	1,683

Goodwill	648

(1)	Income of approximately $21 million was recognized from the re-measurement to fair value of our previous equity interest in Medarex of approximately 2.0% held before the acquisition and is included in other income for the three and nine months ended September 30, 2009.
(2)	Includes a 5.1% ownership interest in Genmab ($64 million) and an 18.7% ownership in Celldex Therapeutics, Inc. ($17 million), both of which are publicly traded securities and are accounted for by the Company as “available for sale” investments.
(3)	Includes approximately $1.0 billion related to ipilimumab.
(4)	Amortized over 10 years.
(5)	Amortized over 13 years.

The results of Medarex operations have been included in the accompanying consolidated financial statements from August 27, 2009. Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

A project is considered to be IPRD when the underlying project has not received regulatory approval and it has no alternative future use. IPRD projects are initially considered indefinite lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. Upon commercialization, the assets are amortized over the expected useful lives. The fair value of the IPRD acquired in the business combination was determined based on the present value of each research project’s projected cash flows utilizing an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted-average cost of capital.

Note 6. Mead Johnson Nutrition Company Initial Public Offering

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

Note 7. Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestitures of ConvaTec and Medical Imaging. The results of the ConvaTec and Medical Imaging businesses are included in net earnings from discontinued operations for the three months and nine months ended September 30, 2008. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million). The ConvaTec business divestiture was completed in the third quarter of 2008, resulting in a pre-tax gain of $3,394 million (after-tax gain of $1,982 million).

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

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
Dollars in Millions	ConvaTec	Medical Imaging	Total	ConvaTec	Medical Imaging	Total
Net sales	$120	$7	$127	$732	$33	$765

Earnings (loss) before income taxes	$28	$(13)	$15	$194	$(8)	$186
Curtailment losses and special termination benefits	2	—	2	18	—	18
Provision (benefit) for income taxes	8	(3)	5	63	(2)	61

Earnings (loss), net of taxes	$18	$(10)	$8	$113	$(6)	$107

The consolidated statements of cash flows include the ConvaTec and Medical Imaging businesses through the date of disposition. The Company uses a centralized approach for cash management and financing of its operations; as such, debt was not allocated to these businesses.

Note 8. Earnings Per Share

The numerator for basic earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The numerator for diluted earnings per share is net earnings attributable to shareholders with interest expense added back for the assumed conversion of the convertible debt into common stock and reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average number of common stock outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive common share equivalents and contingently convertible debt into common stock. The computations for basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2009	2008	2009	2008
Basic:
Net Earnings from Continuing Operations	$1,290	$847	$3,509	$2,687
Less Net Earnings Attributable to Noncontrolling Interest	(324)	(259)	(922)	(730)

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company	966	588	2,587	1,957
Dividends and undistributed earnings attributable to unvested shares	(5)	(3)	(14)	(9)

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company used for Basic Earnings per Common Share Calculation	961	585	2,573	1,948
Discontinued Operations:
Net Earnings from Discontinued Operations	—	1,990	—	2,046
Dividends and undistributed earnings attributable to unvested shares	—	(10)	—	(10)

Net Earnings from Discontinued Operations Attributable to Bristol-Myers Squibb Company used for Basic Earnings per Common Share Calculation	961	1,980	2,573	2,036

Net Earnings Attributable to Bristol-Myers Squibb Company	$961	$2,565	$2,573	$3,984

Basic Earnings Per Share:
Average Common Shares Outstanding – Basic	1,980	1,977	1,979	1,976

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company per Common Share	$0.49	$0.30	$1.30	$0.99
Net Earnings from Discontinued Operations per Common Share	—	1.00	—	1.03

Net Earnings Attributable to Bristol-Myers Squibb Company per Common Share	$0.49	$1.30	$1.30	$2.02

Diluted:
Net Earnings from Continuing Operations	$1,290	$847	$3,509	$2,687
Less Net Earnings Attributable to Noncontrolling Interest	(324)	(259)	(922)	(730)

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company	966	588	2,587	1,957
Contingently convertible debt interest expense and dividends and undistributed earnings attributable to unvested shares	(5)	1	(14)	7

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company used for Diluted Earnings per Common Share Calculation	961	589	2,573	1,964
Discontinued Operations:
Net Earnings from Discontinued Operations	—	1,990	—	2,046
Dividends and undistributed earnings attributable to unvested shares	—	(10)	—	(10)

Net Earnings from Discontinued Operations Attributable to Bristol-Myers Squibb Company used for Diluted Earnings per Common Share Calculation	961	1,980	2,573	2,036

Net Earnings Attributable to Bristol-Myers Squibb Company	$961	$2,569	$2,573	$4,000

Diluted Earnings Per Share:
Average Common Shares Outstanding – Basic	1,980	1,977	1,979	1,976
Contingently convertible debt common stock equivalents	1	25	1	28
Incremental shares outstanding assuming the exercise/vesting of share-based compensation awards	3	—	2	—

Average Common Shares Outstanding – Diluted	1,984	2,002	1,982	2,004

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company per Common Share	$0.48	$0.29	$1.30	$0.98
Net Earnings from Discontinued Operations per Common Share	—	0.99	—	1.02

Net Earnings Attributable to Bristol-Myers Squibb Company per Common Share	$0.48	$1.28	$1.30	$2.00

Weighted-average equivalent common shares under the Company’s stock incentive plans, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 117 million and 138 million for the three months ended September 30, 2009 and 2008, respectively, and 121 million and 141 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 9. Other (Income)/Expense, Net

The components of other (income)/expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Interest expense	$47	$84	$141	$237
Interest income	(13)	(37)	(40)	(111)
Loss/(Gain) on debt buyback and termination of interest rate swap agreements	4	—	(7)	—
ARS impairment charge (Note 11)	—	224	—	247
Foreign exchange transaction losses/(gains)	13	(51)	17	(34)
Gain on sale of product lines, businesses and assets	(17)	—	(84)	(9)
Medarex acquisition (Note 5)	(10)	—	(10)	—
Net royalty income and amortization of upfront and milestone payments received from alliance partners (Note 2)	(50)	(42)	(119)	(124)
Pension curtailment charge (Note 19)	—	—	25	—
Other, net	(4)	(9)	(53)	(18)

Other (income)/expense, net	$(30)	$169	$(130)	$188

Interest expense was reduced by $32 million and $17 million for the three months ended September 30, 2009 and 2008, respectively, and $85 million and $39 million for the nine months ended September 30, 2009 and 2008, respectively, from the effects of interest rate swaps. In addition, interest expense was further reduced by $6 million and less than $1 million for the three months ended September 30, 2009 and 2008, respectively, and $18 million and less than $1 million for the nine months ended September 30, 2009 and 2008, respectively, from the termination of interest rate swaps during 2009 and 2008. See “—Note 22. Financial Instruments” for additional discussion on terminated swap contracts.

Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities.

Foreign exchange transaction losses/(gains) were primarily due to a weakening U.S. dollar impact on non-qualifying foreign exchange hedges, discontinued hedges and the re-measurement of non-functional currency denominated transactions.

Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including the Pakistan and other middle eastern businesses in 2009 and sales of various trademarks.

Other, net includes gains and losses on the sale of property, plant and equipment, certain litigation charges/recoveries, and ConvaTec and Medical Imaging net transitional service fees.

Note 10. Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 25.2% and 27.6% for the three and nine months ended September 30, 2009, respectively, compared to 26.7% and 25.0% for the three and nine months ended September 30, 2008, respectively. The 1.5% lower effective tax rate in the three months ended September 30, 2009 was due to the impairment of auction rate security notes with little tax benefit in 2008 and the benefit of the research and development credit in 2009 partially offset by the tax effect of the Mead Johnson separation activities discussed below. The 2.6% higher effective tax rate in the nine months ended September 30, 2009 was due to the transfer of various international units of the Company to Mead Johnson prior to its initial public offering and a 2008 tax benefit of $91 million related to the effective settlement of the 2002—2003 audit with the Internal Revenue Service. The effect of these items were partially offset by the 2009 benefit of the research credit and a $40 million tax benefit related to the final settlement of certain state audits as well as the 2008 impairment of auction rate securities with little tax benefit.

U.S. income taxes have not been provided on the earnings of certain low tax non-U.S. subsidiaries that are not projected to be distributed since the Company has invested or expects to invest such earnings permanently offshore. If, in the future, these earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions would be required.

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

The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company is currently under examination by a number of tax authorities, which have potential adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2009 will decrease in the range of approximately $55 million to $85 million in the next 12 months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes, and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities, which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made at this time.

Note 11. Fair Value Measurement

Financial assets and liabilities carried at fair value at September 30, 2009 are classified in one of the three categories, which are described below:

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

Dollars in Millions	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government Agency Securities	$500	$—	$—	$500
U.S. Treasury Bills	25	—	—	25
Equity Securities	79	—	—	79
Prime Money Market Funds	—	2,782	—	2,782
U.S. Treasury Money Market Funds	—	716	—	716
U.S. Government Agency Money Market Funds	—	679	—	679
Corporate Debt Securities	—	624	—	624
FDIC Insured Debt Securities	—	201	—	201
Floating Rate Securities	—	—	108	108
Auction Rate Securities	—	—	94	94

Total available for sale assets	604	5,002	202	5,808

Derivatives:
Interest Rate Swap Derivatives	—	299	—	299
Foreign Exchange Derivatives	—	4	—	4

Total derivative assets	—	303	—	303

Total assets at fair value	$604	$5,305	$202	$6,111

Dollars in Millions	Level 1	Level 2	Level 3	Total
Derivatives:
Foreign Exchange Derivatives	$—	$75	$—	$75
Interest Rate Swap Derivatives	—	3	—	3
Natural Gas Contracts	—	3	—	3

Total derivative liabilities	—	81	—	81

Total liabilities at fair value	$—	$81	$—	$81

At September 30, 2009, the majority of the Company’s ARS are primarily rated ‘BBB/Baa1’ or better; however, $14 million in ARS are rated below investment grade at ‘BB/Caa2’. ARS primarily represent interests in insurance securitizations and, to a lesser extent, structured credits. Due to the lack of observable market quotes on the Company’s ARS portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The Company’s determination of fair value on its ARS investment portfolio at September 30, 2009 included internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other non-observable evidence of fair value. Because the Company intends to sell these investments before recovery of their amortized cost basis, the Company will consider any further decline in fair value to be an other-than-temporary impairment. During the third quarter of 2008, the Company recorded an impairment charge of $224 million related to certain ARS.

Floating Rate Securities (FRS) are long-term debt securities with coupons that are reset periodically against a benchmark interest rate. During the third quarter of 2009, one rating agency withdrew its rating of the FRS securities and in the fourth quarter another lowered its rating to ‘BB’ on which the Company continues to rely. The Company also continues to receive principal payments and interest on all FRS securities and the Company is not aware of any reported defaults of the securities through September 30, 2009. The underlying assets of the FRS primarily consist of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities and corporate bonds and loans. Since the latter part of 2007, the general FRS market became less liquid or active due to continuing credit and liquidity concerns; as a result, there are no available observable market quotes in the active market (Level 1 inputs) or market quotes on similar or identical assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means (Level 2 inputs). Due to the current lack of an active market for the Company’s FRS and the general lack of transparency into their underlying assets, the Company relies on other qualitative analysis including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs) to value its FRS portfolio. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider any decline in fair value to be an other-than-temporary impairment. Therefore, any declines in fair value are reported as a temporary loss in other comprehensive income. During the nine months ended September 30, 2009 the Company received $131 million of principal at par for FRS.

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

•

Foreign exchange derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2009. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. Due to the short-term maturities of the Company’s foreign exchange derivatives, which are 18 months or less, counterparty credit risk is not significant.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2009. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. In addition, credit valuation adjustment volatility may have a significant impact on the valuation of the Company’s interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

•

Natural gas forward contracts – valued using NYMEX futures prices for natural gas at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2009. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying natural gas prices. Due to the short-term maturities of the Company’s natural gas derivatives, which are three months or less, counterparty credit risk is not significant.

For further discussion on the Company’s September 30, 2009 fair value, carrying value and rollforward of activity that occurred during 2009, see “—Note 12. Cash, Cash Equivalents and Marketable Securities.”

Note 12. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents at September 30, 2009 and December 31, 2008 of $6,367 million and $7,976 million, respectively, primarily consisted of prime money market funds, government agency securities and treasury securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk.

The following tables summarize the Company’s current and non-current marketable securities, which include U.S. dollar-denominated FRS and ARS, and are accounted for as “available for sale” debt securities:

	September 30, 2009				December 31, 2008
Dollars in Millions	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI
Current marketable securities:
U.S. government agency securities	$275	$275	$275	$—	$—	$—	$—	$—
U.S. Treasury Bills	25	25	25	—	179	180	180	1
Floating rate securities	2	2	2	—	115	109	109	(6)

Total current	$302	$302	$302	$—	$294	$289	$289	$(5)

Non-current marketable securities:
Corporate debt securities	$622	$624	$624	$2	$—	$—	$—	$—
FDIC insured debt securities	200	201	201	1	—	—	—	—
U.S. government agency securities	175	175	175	—	—	—	—	—
Auction rate securities	169	94	94	—	169	94	94	—
Floating rate securities	121	106	106	(15)	139	94	94	(45)
Other	2	2	2	—	—	—	—	—

Total non-current	$1,289	$1,202	$1,202	$(12)	$308	$188	$188	$(45)

Other assets:
Equity securities(1)	$88	$79	$79	$(9)	$31	$21	$21	$(10)

(1)	Includes investments in Genmab ($64 million) and Celldex Therapeutics, Inc. ($17 million) acquired in September 2009. See “—Note 5. Medarex Inc., Acquisition.”

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and FRS):

	2009				2008
	Current	Non-current			Current	Non-current
Dollars in Millions	FRS	FRS	ARS	Total	FRS	FRS	ARS	Total
Carrying value at January 1	$109	$94	$94	$297	$337	$—	$419	$756
Settlements	(113)	(18)	—	(131)	(105)	—	(49)	(154)
Transfers between current and non-current	—	—	—	—	(104)	104	—	—
Losses included in earnings	—	—	—	—	—	—	(247)	(247)
Gains/(losses) included in OCI	6	30	—	36	(34)	(20)	90	36

Carrying value at September 30	$2	$106	$94	$202	$94	$84	$213	$391

The following table summarizes the marketable securities that have been in an unrealized loss position for less than 12 months and those that have been in a loss position for more than 12 months at September 30, 2009:

	Less than 12 Months		12 Months or More		Total
Dollars in Millions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Floating Rate Securities	$—	$—	$108	$(15)	$108	$(15)
Equity Securities	74	(8)	5	(1)	79	(9)

Carrying value at September 30	$74	$(8)	$113	$(16)	$187	$(24)

Note 13. Receivables, Net

The major categories of receivables were as follows:

Dollars in Millions	September 30, 2009	December 31, 2008
Trade receivables	$2,482	$2,545
Alliance partners receivables	874	804
Income tax refund claims	124	64
Miscellaneous receivables	346	359

	3,826	3,772
Less allowances	127	128

Receivables, net	$3,699	$3,644

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, a corresponding reclassification was made which reduced alliance partner receivables and deferred income by $662 million and $566 million at September 30, 2009 and December 31, 2008, respectively. For additional information on the Company’s alliance partners, see “—Note 2. Alliances and Collaborations.”

In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 40% and 35% of total trade receivables at September 30, 2009 and December 31, 2008, respectively.

Note 14. Inventories, Net

The major categories of inventories were as follows:

Dollars in Millions	September 30, 2009	December 31, 2008
Finished goods	$732	$707
Work in process	684	738
Raw and packaging materials	408	320

Inventories, net	$1,824	$1,765

Inventories expected to remain on-hand beyond one year were $266 million at September 30, 2009 and $185 million at December 31, 2008 and were included in non-current other assets.

Inventories include capitalized costs related to production of products for programs in Phase III development subject to final U.S. Food and Drug Administration approval. The probability of future sales, as well as the status of the regulatory approval process was considered in assessing the recoverability of these costs. These capitalized costs were $36 million and $47 million at September 30, 2009 and December 31, 2008, respectively.

Note 15. Property, Plant and Equipment, Net

The major categories of property, plant and equipment were as follows:

Dollars in Millions	September 30, 2009	December 31, 2008
Land	$208	$149
Buildings	4,657	4,506
Machinery, equipment and fixtures	4,191	4,007
Construction in progress	848	787

Total property, plant and equipment	9,904	9,449
Less accumulated depreciation	4,343	4,044

Property, plant and equipment, net	$5,561	$5,405

Capitalized interest was $10 million and $16 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 16. Accrued Expenses

The major categories of accrued expenses were as follows:

Dollars in Millions	September 30, 2009	December 31, 2008
Employee compensation and benefits	$668	$784
Royalties	551	515
Accrued research and development	505	466
Restructuring—current	159	158
Pension and postretirement benefits	84	90
Other	1,021	923

Total accrued expenses	$2,988	$2,936

Note 17. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009 were as follows:

Dollars in Millions	BioPharmaceuticals Segment	Mead Johnson Segment	Total
Balance at January 1, 2009	$4,710	$117	$4,827
Acquisition of Medarex (Note 5)	648	—	648

Balance at September 30, 2009	$5,358	$117	$5,475

At September 30, 2009 and December 31, 2008, other intangible assets consisted of the following:

	September 30, 2009			December 31, 2008
Dollars in Millions	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets:
Patents/Trademarks	$137	$93	$44	$156	$103	$53
Licenses	973	285	688	650	250	400
Technology	1,227	781	446	1,107	704	403
Capitalized software	1,094	798	296	1,040	745	295

Total	$3,431	$1,957	$1,474	$2,953	$1,802	$1,151

Indefinite-lived intangible assets:
In-process research and development (Note 5)	$1,252	$—	$1,252	$—	$—	$—

Total identifiable intangible assets	$4,683	$1,957	$2,726	$2,953	$1,802	$1,151

The change in the carrying amount of other intangible assets for the nine months periods ended September 30, 2009 and 2008 were as follows:

	Total Other Intangible Assets
Dollars in Millions	2009	2008
Balance at the beginning of period	$1,151	$1,330
Additions	59	90
Acquisition of Medarex (Note 5)	1,692	—
Amortization	(177)	(187)
Sale of ConvaTec	—	(20)
Other	1	(1)

Other intangible assets, net carrying amount at September 30	$2,726	$1,212

Amortization expense for other intangible assets related to ConvaTec and Medical Imaging reflected in discontinued operations was $4 million in 2008.

Expected amortization expense related to the September 30, 2009 net carrying amount of finite lived other intangible assets follows:

Years Ending December 31,	Dollars in Millions
2009 (three months)	$64
2010	264
2011	254
2012	217
2013	135
Later Years	540

Note 18. Equity

Changes in common shares, treasury stock, capital in excess of par value of stock and restricted stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock	Restricted Stock
Balance at January 1, 2008	2,205	226	$(10,584)	$2,722	$(97)
Employee stock compensation plans	—	—	13	78	20

Balance at September 30, 2008	2,205	226	$(10,571)	$2,800	$(77)

Balance at January 1, 2009	2,205	226	$(10,566)	$2,828	$(71)
Mead Johnson initial public offering	—	—	—	942	—
Adjustments to the Mead Johnson net asset transfer	—	—	—	(7)	—
Employee stock compensation plans	—	(2)	62	45	(4)

Balance at September 30, 2009	2,205	224	$(10,504)	$3,808	$(75)

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	(23)	36	70	25	108

Balance at September 30, 2008	$(348)	$(1)	$(903)	$(101)	$(1,353)

Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	64	(80)	482	35	501

Balance at September 30, 2009	$(360)	$(66)	$(1,776)	$(16)	$(2,218)

The reconciliation of noncontrolling interest was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Balance at beginning of period	$(160)	$(12)	$(33)	$(27)
Mead Johnson initial public offering	—	—	(160)	—
Adjustments to the Mead Johnson net asset transfer	7	—	7	—
Net earnings attributable to noncontrolling interest	467	383	1,331	1,082
Other comprehensive income attributable to noncontrolling interest	2	—	7	—
Distributions	(463)	(376)	(1,299)	(1,060)

Balance at September 30	$(147)	$(5)	$(147)	$(5)

Noncontrolling interest is primarily related to the Company’s partnerships with sanofi for the territory covering the Americas for sales of PLAVIX* and the 16.9% of Mead Johnson owned by the public. Net earnings attributable to noncontrolling interest are presented net of taxes of $145 million and $124 million for the three months ended September 30, 2009 and 2008, respectively, and $434 million and $352 million for the nine months ended September 30, 2009 and 2008, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships.

Note 19. Pension, Postretirement and Postemployment Liabilities

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2009	2008	2009	2008	2009	2008	2009	2008
Service cost — benefits earned during the period	$28	$55	$2	$2	$135	$174	$5	$6
Interest cost on projected benefit obligation	92	98	9	9	285	294	28	29
Expected return on plan assets	(105)	(118)	(5)	(7)	(338)	(354)	(15)	(21)
Amortization of prior service cost/(credit)	—	3	(1)	(1)	4	8	(3)	(3)
Amortization of net actuarial loss	15	24	2	1	85	73	7	4

Net periodic benefit cost	30	62	7	4	171	195	22	15
Curtailments and special termination benefits	—	2	—	(1)	25	18	—	(1)

Total net periodic benefit cost	$30	$64	$7	$3	$196	$213	$22	$14

During June 2009, the Company amended its U.S. Retirement Income Plan (and several other plans) whereby, effective December 31, 2009, the crediting of future benefits relating to service will be eliminated. The Company will continue to consider salary increases for an additional five-year period in determining the benefit obligation related to prior service. The plan amendment was accounted for as a curtailment.

As a result, the Company re-measured the applicable plan assets and obligations. The re-measurement resulted in a $455 million reduction to accumulated OCI ($295 million net of taxes) and a corresponding decrease to the unfunded status of the plan due to the curtailment, updated plan asset valuations and a change in the discount rate from 7.0% to 7.5%. A curtailment charge of $25 million was also recognized in other (income)/expense, net during the second quarter of 2009 for the remaining amount of unrecognized prior service cost. In addition, the Company has reclassified all participants as inactive for benefit plan purposes and will amortize actuarial gains and losses over the expected weighted-average remaining lives of plan participants (32 years).

In connection with the plan amendment, the Company will also increase its expected contributions to its principal defined contribution plans in the U.S. and Puerto Rico effective January 1, 2010. The net impact of the above actions is expected to reduce the future retiree benefit costs, although future costs will continue to be subject to market conditions and other factors including actual and expected plan asset performance, interest rate fluctuations and lump-sum benefit payments.

In February 2009, the Company re-measured the U.S. Retirement Income Plan (and several other plans) upon the transfer of certain plan assets and related obligations to new Mead Johnson plans for active Mead Johnson participants. The re-measurement resulted in a $170 million reduction to accumulated OCI ($110 million net of taxes) in the first quarter of 2009 and a corresponding decrease to the unfunded status of the plan due to updated plan asset valuations and a change in the discount rate from 6.5% to 7.0%.

During the third quarter of 2009, the actuarial valuations for the US pension plans were completed resulting in a $18 million reduction in the net pension cost including amounts attributed to earlier interim periods.

Contributions to the U.S. pension plans are expected to be approximately $650 million during 2009, of which $643 million was contributed in the nine months ended September 30, 2009. Contributions to the international plans are expected to be in the range of $120 million to $140 million in 2009, of which $70 million was contributed in the nine months ended September 30, 2009.

In 2008, concurrent with the agreement to sell ConvaTec, a revaluation of various pension plans’ assets and obligations was performed. The revaluation resulted in a curtailment charge of $5 million and special termination benefit charge of $13 million, which are included in discontinued operations.

Note 20. Employee Stock Benefit Plans

The following table summarizes stock-based compensation expense, net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Stock options	$18	$17	$54	$56
Restricted stock	20	21	55	61
Long-term performance awards	4	6	21	15

Total stock-based compensation expense	42	44	130	132
Less tax benefit	(13)	(14)	(42)	(43)

Stock-based compensation expense, net of taxes	$29	$30	$88	$89

In the nine months ended September 30, 2009, the Company granted 23.8 million stock options, 6.3 million restricted stock units and 1.6 million long-term performance awards. The weighted-average grant date fair value of stock options granted was $3.70 per share. The weighted-average grant date fair value for restricted stock and long-term performance awards granted during the nine months ended September 30, 2009 was $17.97 and $16.52, respectively.

Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at September 30, 2009 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Long-Term Performance Awards
Unrecognized compensation cost	$121	$191	$29
Expected weighted-average period of compensation cost to be recognized	2.4 years	2.8 years	1.4 years

Note 21. Short-Term Borrowings and Long-Term Debt

Short-term borrowings were $286 million and $154 million at September 30, 2009 and December 31, 2008, respectively, and consist primarily of outstanding bank drafts.

As part of the Medarex, Inc. acquisition in September 2009 (see “—Note 5. Medarex, Inc. Acquisition,”), the Company’s consolidated financial statements now reflect Medarex’s outstanding 2.25% Convertible Senior Notes due May 15, 2011 (the “2.25% Notes”). These notes, originally convertible into Medarex shares at the rate of $72.9129 per each $1,000 principal amount ($13.72 per share), were adjusted into the right to receive $1,167 in cash for each $1,000 principal amount outstanding (the equivalent of $16 per share). Short-term borrowings include $88 million related to these notes as of September 30, 2009.

As of September 30, 2009, the 1.81% Yen Notes due 2010 amounting to $38 million were reclassified to short-term borrowings.

The components of long-term debt were as follows:

Dollars in Millions	September 30, 2009	December 31, 2008
Principal Value
6.125% Notes due 2038	$1,000	$1,000
5.875% Notes due 2036	960	1,023
4.375% Euro Notes due 2016	734	698
4.625% Euro Notes due 2021	734	698
5.45% Notes due 2018	600	600
5.25% Notes due 2013	597	597
6.80% Debentures due 2026	332	350
7.15% Debentures due 2023	304	339
6.88% Debentures due 2097	287	287
Floating Rate Convertible Senior Debentures due 2023	50	50
5.75% Industrial Revenue Bonds due 2024	35	35
1.81% Yen Notes due 2010	—	39
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	8	6

Subtotal	$5,656	$5,737

Adjustments to Principal Value
Fair value of interest rate swaps	$296	$647
Unamortized basis adjustment from swap terminations	384	233
Unamortized bond discounts	(29)	(32)

Total	$6,307	$6,585

The increase in the Euro Notes due 2016 and 2021 was due to the U.S. dollar weakening as of September 30, 2009 from December 31, 2008.

In the third quarter of 2009, the Company repurchased approximately $35 million principal amount of its 7.15% Notes due 2023 and $18 million of its 6.8% Notes due 2026 for $44 million and $21 million, respectively. The loss attributed to the transactions amounted to $4 million, which also included the termination of approximately $18 million notional amount of fixed-to-floating interest rate swaps associated with the 7.15% Notes due 2023 for proceeds of $3 million.

In June 2009, the Company repurchased approximately $63 million principal amount of its 5.875% Notes due 2036 for $67 million. The total gain attributed to this transaction amounted to $11 million, which also included the termination of approximately $35 million notional amount of fixed-to-floating interest rate swaps for proceeds of $5 million.

In June 2009, the Company executed several fixed-to-floating interest rate swaps to convert $200 million of its 5.45% Notes due 2018 from fixed rate debt to variable rate debt. In April 2009, the Company executed several fixed-to-floating interest rate swaps to convert $597 million of its 5.25% Notes due 2013 from fixed rate debt to variable rate debt. In January 2009, the Company terminated $1,061 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $187 million. The basis adjustment on the debt, which was equal to the proceeds from this swap termination, is being recognized as a reduction to interest expense over the remaining life of the underlying debt. For further discussion of the Company’s interest rate swaps, refer to “—Note 22. Financial Instruments.”

In February 2009, Mead Johnson & Company as borrower and Mead Johnson as guarantor, both of which are indirect, majority-owned subsidiaries of the Company, entered into a three-year syndicated revolving credit facility agreement. The facility is unsecured and matures in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time is $410 million, which may be increased up to $500 million, at the option of Mead Johnson and with the consent of the lenders, subject to customary conditions contained in the facility. There were no borrowings outstanding under this revolving credit facility at September 30, 2009.

The Company has a $2.0 billion, revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under this revolving credit facility at September 30, 2009.

Note 22. Financial Instruments

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and to a lesser extent natural gas pricing. To reduce that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. Derivative financial instruments are not used for speculative purposes.

Cash Flow Hedges

Foreign Exchange contracts — The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of the Company’s foreign exchange derivative contracts at September 30, 2009 and December 31, 2008 were $1,351 million and $70 million net liabilities and $1,151 million and $49 million net assets, respectively. For these derivatives, the majority of which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings.

At September 30, 2009, the balance of deferred losses on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $73 million ($46 million net of taxes), all of which is expected to be reclassified into earnings within the next 19 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is not deferred in accumulated OCI and is included in current period earnings. For the three and nine months ended September 30, 2009, the impact of hedge ineffectiveness on earnings was not significant. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and nine months ended September 30, 2009, the impact of discontinued foreign exchange hedges was a pre-tax loss of $5 million and $6 million, respectively, and was reported in other (income)/expense, net.

Natural Gas contracts — The Company utilizes forward contracts to hedge forecasted purchases of natural gas and designates these derivative instruments as cash flow hedges when appropriate. For these derivatives the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The notional and fair value amounts of the Company’s natural gas derivative contracts at September 30, 2009 and December 31, 2008 were 772 thousand decatherms and $3 million liability and 3 million decatherms and $7 million liability, respectively.

At September 30, 2009, the balance of deferred losses on natural gas forward contracts that qualified for cash flow hedge accounting included in accumulated OCI on a pre-tax basis was $1 million ($1 million net of taxes), all of which is expected to be reclassified into earnings within the next three months.

Non-Qualifying Foreign Exchange Contracts

In addition to the foreign exchange contracts noted above, the Company utilizes forward contracts to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these forward contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These forward contracts are not designated as hedges and are marked to fair value through other (income)/expense, net, as they occur, and substantially offset the change in spot value of the underlying foreign currency denominated monetary asset or liability. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at September 30, 2009 were not material.

Furthermore, the Company uses foreign exchange forward contracts to offset its exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These foreign exchange forward contracts are not designated as hedges; therefore, changes in the fair value of these derivatives are recognized in earnings in other (income)/expense, net, as they occur. The notional and fair value amounts of purchased and sold foreign exchange forward contracts at September 30, 2009 were $6 million and a $1 million net liability, respectively.

Hedge of Net Investment

The Company uses non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, to hedge the foreign currency exposures of the Company’s net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as a hedge of net investment. The effective portion of foreign exchange gains or losses on these hedges is recorded as part of the foreign currency translation (CTA) component of accumulated OCI. At September 30, 2009, $194 million was recorded in the CTA component of accumulated OCI.

Fair Value Hedges

Interest Rate contracts — The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are comprised principally of fixed-to-floating interest rate swaps, which are designated in fair-value hedge relationships. The total notional amounts of outstanding interest rate swaps were $2.3 billion and €1 billion ($1.5 billion) at September 30, 2009. For the three and nine months ended September 30, 2009, the effect of the interest rate swaps was to decrease interest expense by $32 million and $85 million, respectively, from the effects of interest rate swaps.

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

In September 2009, the Company terminated $18 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $3 million.

In June 2009, the Company terminated $35 million notional amount of fixed-to-floating interest rate swap agreements for proceeds of $5 million.

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

The effective portion of the fair value of swaps that qualify as cash flow hedges that are terminated, but for which the hedged debt remains outstanding, are reported in accumulated OCI and amortized to earnings as an adjustment to interest expense over the remaining life of the debt. At September 30, 2009, the balance of deferred losses on forward starting swaps included in accumulated OCI was $19 million, which will be reclassified into earnings over the remaining life of the debt.

For further discussion on the Company’s debt refer to “—Note 21. Short-Term Borrowings and Long-Term Debt.”

The following table summarizes the interest rate swaps outstanding at September 30, 2009:

Dollars in Millions	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Swaps associated with:
5.25% Note due 2013	$597	1 month U.S. $ LIBOR +3.084%	2009	2013	$(3)
5.45% Notes due 2018	400	1 month U.S. $ LIBOR +1.065%	2008	2018	32
5.45% Notes due 2018	200	1 month U.S. $ LIBOR +1.541%	2009	2018	8
4.375% €500 Million Notes due 2016	734	3 month EUR € EURIBOR +0.40%	2006	2016	37
4.625% €500 Million Notes due 2021	734	3 month EUR € EURIBOR +0.56%	2006	2021	26
7.15% Notes due 2023	157	1 month U.S. $ LIBOR +1.66%	2004	2023	29
5.875% Notes due 2036	537	1 month U.S. $ LIBOR +0.62%	2006	2036	110
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.3255%	2008	2038	28
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.292%	2008	2038	29

Total interest rate swaps	$3,759				$296

The following table summarizes the Company’s fair value of outstanding derivatives at September 30, 2009 and December 31, 2008 on the consolidated balance sheets:

Dollars in Millions	Balance Sheet Location	2009	2008	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$299	$647	Accrued expenses	$(3)	$—
Foreign exchange contracts	Other assets	4	89	Accrued expenses	(74)	(40)
Hedge of net investments		—	—	Long-term debt	(1,281)	(1,319)
Natural gas contracts		—	—	Accrued expenses	(3)	(7)

Subtotal		303	736		(1,361)	(1,366)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	1	Accrued expenses	(1)	(5)

Total Derivatives		$303	$737		$(1,362)	$(1,371)

The impact on earnings from interest rate swaps that qualified as fair value hedges for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Interest expense	$32	$17	$85	$39
Amortized basis adjustment from swap terminations recognized in interest expense	6	—	18	—

Total	$38	$17	$103	$39

The impact on OCI and earnings from foreign exchange contracts, natural gas contracts, and forward starting swaps that qualified as cash flow hedges for the nine months ended September 30, 2009 and 2008 was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2009	2008	2009	2008	2009	2008	2009	2008
Net carrying amount at January 1	$35	$(37)	$(2)	$—	$(19)	$—	$14	$(37)
Cash flow hedges deferred in OCI	(52)	5	2	(1)	—	(19)	(50)	(15)
Cash flow hedges reclassified to cost of products sold (effective portion)	(63)	78	—	—	—	—	(63)	78
Change in deferred taxes	34	(27)	(1)	—	—	—	33	(27)

Net carrying amount at September 30	$(46)	$19	$(1)	$(1)	$(19)	$(19)	$(66)	$(1)

The impact on OCI and earnings from non-derivative debt designated as a hedge of net investment for the nine months ended September 30, 2009 and 2008 was as follows:

	Net Investment Hedges
Dollars in Millions	2009	2008
Net carrying amount at January 1	$(131)	$(168)
Change in spot value of non-derivative debt designated as a hedge deferred in CTA/OCI	(63)	(23)

Net carrying amount at September 30	$(194)	$(191)

The impact on earnings from non-qualifying derivatives recorded in other (income)/expense, net for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Loss recognized in other (income)/expense, net	$1	$(12)	$1	$2

For a discussion on the fair value of financial instruments, see —Note 11. Fair Value Measurement. For a discussion on cash, cash equivalents and marketable securities, see —Note 12. Cash, Cash Equivalents and Marketable Securities.

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with Standard & Poor’s and Moody’s long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2009 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Note 23. Legal Proceedings and Contingencies

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

The most significant of these matters are described in Item 8. Financial Statements—Note 25. Legal Proceedings and Contingencies in the Company’s 2008 Annual Report on Form 10-K. The following discussion is limited to certain recent developments related to these previously described matters, and certain new matters that have not previously been described in a prior report. Accordingly, the disclosure below should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Unless noted to the contrary, all matters described in those earlier reports remain outstanding and the status is consistent with what has previously been reported.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit

Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case has been remanded to the District Court for further proceedings. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with sanofi is also a plaintiff in five additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. In May 2009, Dr Reddy’s signed a consent judgment in favor of sanofi and BMS conceding the validity and infringement of the ‘265 Patent. As previously reported, the patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva each filed an appeal. In July 2009, the Circuit Court issued a mandate in the Teva appeal binding Teva to the decision in the Apotex litigation. In August 2009, Cobalt consented to entry of judgment in its appeal agreeing to be bound by Circuit Court’s decision in the Apotex litigation. The lawsuit against Watson, filed in October 2004, is based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. On May 1, 2009, BMS and Watson entered into a stipulation to dismiss the case. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent. The U.S. Patent and Trademark Office (PTO) granted this request in July of 2007. In July 2009, the U.S. Patent and Trademark Office vacated the reexamination proceeding. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 Patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and, with respect to Dr. Reddy’s, Teva, Cobalt and Watson all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

On June 1, 2009, Apotex filed a request for ex parte reexamination of the ‘265 Patent at the PTO and in August 2009, the PTO agreed to reexamine the patent.

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

PLAVIX* Litigation – International

PLAVIX* – Australia

As previously disclosed, sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts are valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts are invalid. In view of this decision, it is possible a generic company could develop and seek registration in Australia for an alternate salt form of clopidogrel (other than bisulfate, hydrochloride, hydrobromide, or taurocholate). The Company and sanofi filed notices of appeal in the Full Court of the Federal Court of Australia appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Federal Court of Australia held all of the claims of Patent No. 597784 invalid. The Company and sanofi are considering their legal options.

PLAVIX* – Korea

As previously disclosed, in June 2006, the Korean Intellectual Property Tribunal (KIPT) invalidated all claims of sanofi’s Korean Patent No. 103,094, including claims directed to clopidogrel and pharmaceutically acceptable salts and to clopidogrel bisulfate, and sanofi appealed. In January 2008, the Patent Court affirmed the KIPT decision. The Company and sanofi filed an appeal to the Supreme Court of Korea and in October 2009, the Supreme Court of Korea affirmed the lower courts’ decisions that the claims to the clopidogrel patent are invalid.

OTHER INTELLECTUAL PROPERTY LITIGATION

REYATAZ

In October 2009, Teva filed an aNDA to manufacture and market a generic version of REYATAZ. The Company received a Paragraph IV certification letter from Teva challenging the two Orange-Book listed patents for REYATAZ. The Company is currently reviewing its legal options.

GENERAL COMMERCIAL LITIGATION

RxUSA Wholesale Litigation

As previously disclosed, in July 2006, a complaint was filed by drug wholesaler RxUSA Wholesale, Inc. in the U.S. District Court for the Eastern District of New York against the Company, 15 other drug manufacturers, five drug wholesalers, two officers of defendant McKesson and a wholesale distribution industry trade group, RxUSA Wholesale, Inc. v. Alcon Labs., Inc., et al. The complaint alleges violations of Federal and New York antitrust laws, as well as various other laws. Plaintiff claims that defendants allegedly engaged in anti-competitive acts that resulted in the exclusion of plaintiff from the relevant market and seeks $586 million in damages before any trebling, and other relief. The Company, together with the other manufacturer defendants, filed a motion to dismiss the case in November 2006, which was granted in September 2009 by the District Court.

SHAREHOLDER DERIVATIVE ACTIONS

As previously disclosed, on July 31, 2007, certain members of the Board of Directors, current and former officers and the Company were named in two derivative actions filed in the New York State Supreme Court, John Frank v. Peter Dolan, et al. (07-602580) and Donald Beebout v. Peter Dolan, et al. (07-602579), and one derivative action filed in the federal district court, Steven W. Sampson v. James D. Robinson, III, et al. (07-CV-6890). The complaints allege breaches of fiduciary duties for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. Plaintiffs seek monetary damages on behalf of the Company, contribution and indemnification. By decision filed on December 13, 2007, the state court granted motions to dismiss the complaints, Frank and Beebout, relating to certain members of the Board of Directors, but did not dismiss the complaints as to the former officers. By decision dated August 20, 2008, the federal district court granted the Company’s motion to dismiss the Sampson action. Plaintiffs appealed the district court’s decision to the U.S. Circuit Court of Appeals for the Second Circuit. In June 2009, the parties reached a settlement in principle to resolve this matter, for an amount that is not material to the Company. In August 2009, the District Court granted preliminary approval of the settlement. A final approval hearing is currently scheduled for December 2009.

SECURITIES LITIGATION

In Re Bristol-Myers Squibb Co. Securities Litigation

As previously disclosed, in June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al. (07 CV 5867) and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former Chief Executive Officer, Peter Dolan and former Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, naming an additional former officer but no longer naming Andrew Bonfield as a defendant. By decision dated August 20, 2008, the federal district court denied defendants’ motions to dismiss. In May 2009, the parties reached a settlement in principle to resolve this litigation for payment of $125 million. In August 2009, the District Court granted preliminary approval of the settlement. A final approval hearing is currently scheduled for December 2009.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in four state attorneys general suits pending in state courts around the country.

As previously reported, one set of class actions, together with a suit by the Arizona attorney general, were consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In August 2009, the District Court granted preliminary approval of a proposed settlement of the AWP MDL plaintiffs’ claims against the Company for $19 million, plus half the costs of class notice up to a maximum payment of $1 million. A final approval hearing is currently scheduled for February 2010. Additionally, in August 2009, the Company settled the AWP lawsuit filed by the state of Arizona for an amount that is not material to the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. As of September 30, 2009, the Company estimated its share of the total future costs for these sites to be approximately $60 million, recorded as other liabilities, which represents the sum of best estimates or, where no simple estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected). These estimated future costs include a site in Brazil where the Company is working with the Brazilian environmental authorities to determine what remediation steps must be undertaken.

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

North Brunswick Township/Board of Education Claims

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted an initial interim funding payment in December 2007, and has escrowed a second required payment pending resolution of questions about the use of the funds to defray local debt financing obligations. The parties commenced mediation in late 2008, and it is uncertain whether further sessions will be productive. If not, the parties will move to a binding allocation process. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. Although per the mediation agreement the BOE and Township have agreed to forbear from asserting claims against the Company, it remains to be seen whether any of the defendants in these new suits will seek to implead the Company.

OTHER PROCEEDINGS

SEC Germany Investigation

As previously disclosed, in October 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. On October 4, 2006, the SEC informed the Company that its inquiry is now formal. The SEC’s inquiry encompasses matters formerly under investigation by the German prosecutor in Munich, Germany. The Company understands the inquiry and investigation concern potential violations of the Foreign Corrupt Practices Act and German law, respectively. The Company is cooperating with the SEC. The investigation by the German prosecutor has been terminated for an amount previously accrued.

Medarex Shareholder Litigation

On July 22, 2009, the Company and Medarex announced the signing of a merger agreement providing for the acquisition of Medarex by the Company, through a tender offer, for $16.00 per share in cash. Following that announcement, certain Medarex shareholders filed similar lawsuits in state and federal court relating to this transaction against Medarex, the members of Medarex’s board of directors, and the Company.

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, Medarex made certain supplemental disclosures during the tender offer period, among other things. The parties also agreed to present to the Superior Court of New Jersey a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the Actions upon the terms set forth in the MOU.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) is a global biopharmaceutical and nutritional products company whose mission is to extend and enhance human life by providing the highest quality biopharmaceutical and nutritional products. The Company is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceuticals and nutritional products. The Company has two reportable segments—BioPharmaceuticals and Mead Johnson. The BioPharmaceuticals segment consists of the global biopharmaceutical and international consumer medicines business, which accounted for approximately 87% of the Company’s net sales. The Mead Johnson segment consists of the Company’s approximately 83% interest in the publicly traded Mead Johnson Nutrition Company (Mead Johnson), which is primarily an infant formula and children’s nutrition business, and which accounted for approximately 13% of the Company’s net sales.

Financial Highlights

The following table is a summary of operating activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2009	2008	2009	2008
Net Sales	$5,487	$5,254	$15,886	$15,348
Gross Margin	3,925	3,620	11,450	10,474
Gross Margin as a percentage of sales	72%	69%	72%	68%
Net Earnings from Continuing Operations	1,290	847	3,509	2,687

Net Sales

The Company’s net sales increased 4% despite a 3% unfavorable foreign exchange impact for the three months ended September 30, 2009 and increased 4% despite a 4% unfavorable foreign exchange impact for the nine months ended September 30, 2009. PLAVIX* (clopidogrel bisulfate) and ABILIFY* (aripiprazole) continue to drive sales growth with sales increases of 8% and 16% for the three months ended September 30, 2009, respectively, and 10% and 22% for the nine months ended September 30, 2009, respectively. Significant contributions to sales growth were also provided by the HIV portfolio (the SUSTIVA Franchise (efavirenz) and REYATAZ(atazanavir sulfate)), BARACLUDE (entecavir), ORENCIA (abatacept) and SPRYCEL (dasatinab). ERBITUX* (cetuximab) sales were down 3% and 9% for the three and nine months ended September 30, 2009, respectively.

On July 31, 2009, the Company received approval from the FDA for ONGLYZA (saxagliptin), a DPP-IV inhibitor, and in the third quarter of 2009, the Company launched ONGLYZA in the United States and Mexico. In October 2009, the Company launched ONGLYZA in the Eurpoean Union (EU).

Net Earnings

The increase in net earnings from continuing operations for the three and nine months ended September 30, 2009 was attributed to sales growth, improvement in gross margins and cost improvements in marketing, selling and administrative due to productivity transformation initiative (PTI) savings. Gross margin improvement is attributed to realized manufacturing savings including those from the Company’s PTI, favorable foreign exchange impact, cost improvements, favorable product mix and price increases.

Strategy

The Company continues to execute its multi-year strategy to transform into a next-generation biopharmaceutical company. The strategy encompasses all aspects and all geographies of the business and will yield substantial cost savings and cost avoidance and increase the Company’s financial flexibility to take advantage of attractive market opportunities that may arise.

As part of the Company’s strategy, in the first quarter of 2009 its subsidiary Mead Johnson completed an initial public offering of its Class A common stock. Net proceeds received were $782 million. Post initial public offering (IPO), the Company holds an 83.1% interest in Mead Johnson and 97.5% of the combined voting power of the outstanding common stock. In addition, the Company extended its ABILIFY* comarketing agreement in the U.S. and entered into an oncology collaboration in the U.S., Japan and the European Union (EU) markets with Otsuka Pharmaceutical Company Ltd. (Otsuka) in April 2009.

The Company is also reallocating resources to continue its string of pearls strategy and enable strategic transactions, which could range from collaboration and license agreements to the acquisition of companies. In September 2009, the Company completed its acquisition of Medarex, Inc. (Medarex) for an aggregate purchase price of approximately $2.3 billion. Also in September, the Company announced the sale of its mature brands business in the Asia-Pacific region, excluding China and Japan, and shares of the Company’s Indonesian subsidiary to Taisho Pharmaceutical Company Ltd. for $310 million. The closing of the transaction is expected to occur during the fourth quarter of 2009. In October, the Company completed the sale of its mature pharmaceutical brands and manufacturing facility in Australia to Sigma Pharmaceuticals Limited for $62 million.

Managing costs is another part of the Company’s overall strategy. The Company’s announced PTI is designed to create a total of $2.5 billion in annual productivity savings and cost avoidance by 2012. The charges associated with the PTI are estimated to be in the range of $1.3 billion to $1.6 billion, which includes $1.1 billion of costs already incurred.

The Company will continue to focus on the development of its BioPharmaceuticals business and will maintain growth by investing in research and development as well as in key growth products, including specialty and biologic medicines and cardiovascular and metabolic drugs. The Company launched ONGLYZA in the U.S. and Mexico in the third quarter of 2009 and in the EU in October 2009.

Product and Pipeline Developments

Belatacept

•

In September, the Company announced that the U.S. Food and Drug Administration (FDA) has accepted, for filing and review, the Company’s submission of a biologic license application for belatacept, which is under development for use in kidney transplantation. The Prescription Drug User Fee Act (PDUFA) goal for FDA action is May 1, 2010.

Dapagliflozin

•

In October, the Company announced results from a 24-week Phase III clinical study, which demonstrated that the investigational drug dapagliflozin, added to metformin, provided significant mean reductions in the primary endpoint, glycosylated hemoglobin level (HbA1c) and in the secondary endpoint, fasting plasma glucose (FPG) in patients with type 2 diabetes inadequately controlled with metformin alone, as compared to placebo plus metformin. The study also showed that individuals receiving dapagliflozin had statistically greater mean reduction in body weight compared to individuals taking placebo.

Apixaban

•

In July, the results of the apixaban ADVANCE-2 study were presented at a late-breaking clinical trial session at the Congress of the International Society of Trombosis and Hemostasis. The study’s results demonstrated that apixaban was superior to the European regimen of enoxaparin (standard of care) for reducing the risk of venous thromboembolism in patients undergoing total knee replacement surgery and showed lower observed bleeding rates compared to enoxaparin. The study also showed that the overall safety profile for apixaban was similar to enoxaparin.

ERBITUX*

•

In September at the European Cancer Organisation and European Society of Medical Oncology Multidisciplinary Congress, data was presented on two Phase III ERBITUX* studies in first-line metastatic colorectal cancer patients. A retrospective analysis of the Phase III CRYSTAL study demonstrated that ERBITUX*, when added to a FOLFIRI chemotherapy regimen, was shown to increase median overall survival in first-line metastatic colorectal cancer (mCRC) patients compared to those receiving FOLFIRI alone. In a subset of patients with wild-type K-ras tumors, median overall survival was increased to 23.5 months in patients who received ERBITUX* plus FOLFIRI compared to 20 months for those taking FOLFIRI alone. Another Phase III study of ERBITUX* plus chemotherapy (primarily capecitabine plus oxaliplatin) in first-line mCRC, known as COIN, was conducted in the UK by the Medical Research Council. The COIN study did not meet its primary endpoint of overall survival.

•

In July, the Company and Eli Lilly and Company (Lilly) announced that the FDA had approved revisions to the U.S. prescribing information for ERBITUX* concerning the treatment of patients with an epidermal growth factor receptor (EGFR)-expressing metastatic colorectal cancer (mCRC). The labeling revisions include a modification which states that ERBITUX* is not recommended for patients whose tumors had K-ras mutations in codon 12 or 13. An estimated 40% of patients with mCRC have K-ras mutations while approximately 60% have a wild-type K-ras gene.

PLAVIX*

•

In August, the OASIS study group presented initial results of the CURRENT-OASIS 7 clinical trial at the European Society of Cardiology congress in Barcelona. The large-scale, global study provided information about an intensified dose-regimen of PLAVIX* in acute coronary syndrome (ACS) patients intending to undergo angioplasty. The study showed no added benefit on the composite primary end-point (cardiovascular death, heart attack or stroke at 30 days) with the higher dose when the entire ACS study population was considered. For clinically relevant subgroups pre-specified for preliminary analysis, such as the percutaneous coronary intervention (PCI) group (70% of the trial population), potentially medically relevant differences in patient outcomes were observed. Analysis showed an improvement in outcome for patients taking the higher PLAVIX* dose regimen (600 mg loading/150 mg for days 2- 7/75 mg for days 8-30) over the standard dose regimen (300 mg loading/75 mg for days 2-30), as shown by a 15% reduction of the same composite end-point of cardiovascular death, heart attack and stroke.

ONGLYZA

•

In October, the Company and AstraZeneca PLC (AstraZeneca) announced that the European Commission has granted marketing authorization for ONGLYZA, a dipeptidyl peptidase-4 inhibitor, in all 27 countries of the European Union to treat type 2 diabetes with either metformin, a sulfonylurea or a thiazolidinedione, when any of these other agents alone, with diet and exercise, does not provide adequate glycemic control.

•

In October, the Company announced results of the 18-week Phase IIIb study in adults with type 2 diabetes with inadequate glycemic control on metformin therapy alone found that the addition of ONGLYZA 5mg per day to metformin treatment achieved the primary objective of demonstrating non-inferiority compared to the addition of JANUVIA*(sitagliptin) 100mg per day to metformin treatment in reducing HbA1c from baseline.

•

In July, the Company and AstraZeneca announced that the FDA approved ONGLYZA. ONGLYZA is indicated as an adjunct to diet and exercise to improve blood sugar (glycemic) control in adults for the treatment of type 2 diabetes mellitus. ONGLYZA once daily can be used in combination with commonly prescribed oral anti-diabetic medications, metformin, sulfonylureas or thiazolidiones, or as a montherapy to significantly reduce glycosylated hemoglobin levels.

ORENCIA

•

In October, the Company announced that new clinical data support continued development of a subcutaneous administration of ORENCIA for patients with moderate to severe rheumatoid arthritis. The subcutaneous program utilizes a new formulation of ORENCIA, which has been specifically designed for subcutaneous administration. These data, from a 4-month open-label trial involving 100 patients, were presented at the American College of Rheumatology Annual Scientific Meeting. The study showed that weekly administration of a 125 mg subcutaneous dose of ORENCIA resulted in minimal, transient immunogenicity prior to Month 4 after repeat dosing. The immunogenicity was similar whether ORENCIA was administered in combination with methotrexate, a common treatment for rheumatoid arthritis, or as a monotherapy. At Month 4, patients had no antibody response to subcutaneous ORENCIA.

•

In October, the Company announced two-year results of a study that supports use of ORENCIA for methotrexate-naïve patients with moderate to severe rheumatoid arthritis of less than or equal to two years duration. The data from the AGREE study, which compared patients treated with ORENCIA plus methotrexate versus patients treated with methotrexate alone, show that patients taking ORENCIA in combination with methotrexate achieved sustained low disease activity scores at 24 months. The data also showed that ORENCIA plus methotrexate can inhibit radiographic progression of rheumatoid arthritis and improve physical function in addition to relieving pain, swelling and fatigue. The safety profile for the open-label period was similar to the double-blind period of the study.

•

In August, the Company announced that clinical data added to the labeling for ORENCIA support use of ORENCIA for patients with moderate to severe rheumatoid arthritis of less than or equal to two years duration. The efficacy and safety data further support use of ORENCIA in new-to-biologic patients with moderate to severe rheumatoid arthritis.

Three Months Results of Operations

The Company’s results of continuing operations exclude the results related to the ConvaTec and the Medical Imaging businesses prior to their respective divestitures in 2008. These businesses have been segregated from continuing operations and included in discontinued operations for the three months ended September 30, 2008, refer to “Item 1. Financial Statements—Note 7. Discontinued Operations” for further discussion.

The Company’s results of operations were as follows:

	Three Months Ended September 30,
Dollars in Millions	2009	2008	% Change
Net Sales	$5,487	$5,254	4%
Earnings from Continuing Operations before Income Taxes	$1,724	$1,155	49%
% of net sales	31.4%	22.0%
Provision for Income Taxes	$434	$308	41%
Effective tax rate	25.2%	26.7%
Net Earnings from Continuing Operations	$1,290	$847	52%
% of net sales	23.5%	16.1%
Net Earnings from Discontinued Operations	$—	$1,990	(100)%
Net Earnings Attributable to Noncontrolling Interest	$324	$259	25%
% of net sales	5.9%	4.9%
Net Earnings Attributable to Bristol-Myers Squibb Company	$966	$2,578	(63)%
% of net sales	17.6%	49.1%

The composition of the change in net sales was as follows:

	Three Months Ended September 30,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,256	$2,983	9%	1%	8%	—
Non-U.S.	2,231	2,271	(2)%	3%	2%	(7)%

Total	$5,487	$5,254	4%	2%	5%	(3)%

The increase in U.S. net sales was driven by growth in key U.S. biopharmaceutical products, which are described below in further detail. Decreases in international net sales were primarily due to a strengthening U.S. dollar relative to certain foreign currencies, especially the euro and U.K. pound, and generic competition for PLAVIX* in the EU and certain mature brands. These decreases were partially offset by growth in certain key products, such as BARACLUDE, the HIV portfolio, SPRYCEL and ORENCIA.

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

The Company operates in two reportable segments—BioPharmaceuticals and Mead Johnson. The Company’s net sales by operating segment were as follows:

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
BioPharmaceuticals	$4,788	$4,510	6%	87.3%	85.8%
Mead Johnson	699	744	(6)%	12.7%	14.2%

Total	$5,487	$5,254	4%	100.0%	100.0%

The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended September 30,
Dollars in Millions	2009	2008
Gross Sales	$6,184	$5,952
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(141)	(129)
Women, Infants and Children (WIC) Rebates	(187)	(202)
Managed Health Care Rebates and Other Contract Discounts	(112)	(93)
Medicaid Rebates	(50)	(52)
Cash Discounts	(74)	(78)
Sales Returns	(48)	(69)
Other Adjustments	(85)	(75)

Total Gross-to-Net Sales Adjustments	(697)	(698)

Net Sales	$5,487	$5,254

Gross-to-net sales adjustments remained flat. Sales returns decreased 30% primarily due to lower sales return charges for certain mature brands. Managed health care rebates and other contract discounts increased by 20%, primarily due to higher PLAVIX* Medicare sales and an increase in contractual discount rates. Medicaid rebates decreased by 4% due to the recovery of net overpayments related to the three year period 2002 through 2004 offset by higher rebates. See “—Nine Months Results of Operations” for further discussion.

BioPharmaceuticals

The composition of the change in biopharmaceutical net sales was as follows:

	Three Months Ended September 30,		2009 vs. 2008
	Net Sales		Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,021	$2,708	12%	3%	9%	—
Non-U.S.	1,767	1,802	(2)%	5%	—	(7)%

Total	$4,788	$4,510	6%	4%	5%	(3)%

U.S. biopharmaceutical net sales increased primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV portfolio and ORENCIA. International biopharmaceutical net sales decreased as a result of unfavorable foreign exchange rates due to the strengthening U.S. dollar and decreased PLAVIX* sales, which more than offset increased sales of BARACLUDE, the HIV portfolio, SPRYCEL, ORENCIA and ABILIFY*. The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, sanofi-aventis (sanofi) for PLAVIX* and AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide).

Net sales of key biopharmaceutical products represent 81% and 78% of total biopharmaceutical net sales in the third quarter of 2009 and 2008, respectively. The following table details U.S. and international biopharmaceuticals net sales by key products, percentage change from the prior period, as well as the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended September 30,
Dollars in Millions	2009	2008	% Change		% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$1,406	$1,263	11%			—
Non-U.S.	148	176	(16)%		(5)%
Total	1,554	1,439	8%		(1)%
AVAPRO*/AVALIDE*
U.S.	186	189	(2)%			—
Non-U.S.	143	145	(1)%		(6)%
Total	329	334	(1)%		(2)%
Virology
REYATAZ
U.S.	186	176	6%			—
Non-U.S.	174	166	5%		(9)%
Total	360	342	5%		(4)%
SUSTIVA Franchise (total revenue)
U.S.	195	185	5%			—
Non-U.S.	120	109	10%		(10)%
Total	315	294	7%		(4)%
BARACLUDE
U.S.	41	36	14%			—
Non-U.S.	150	108	39%		(6)%
Total	191	144	33%		(4)%
Oncology
ERBITUX*
U.S.	175	182	(4)%			—
Non-U.S.	4	2	100%		(5)%
Total	179	184	(3)%			—
SPRYCEL
U.S.	28	21	33%			—
Non-U.S.	79	61	30%		(11)%
Total	107	82	30%		(8)%
IXEMPRA
U.S.	26	24	8%			—
Non-U.S.	2	1	100%		N/	A
Total	28	25	12%		(1)%
Neuroscience
ABILIFY*
U.S.	520	435	20%			—
Non-U.S.	133	129	3%		(9)%
Total	653	564	16%		(2)%
Immunoscience
ORENCIA
U.S.	126	97	30%			—
Non-U.S.	36	22	64%		(11)%
Total	162	119	36%		(2)%
Metabolics
ONGLYZA
U.S.	20	—	N/	A	N/	A
Non-U.S.	—	—	N/	A	N/	A
Total	20	—	N/	A	N/	A

PLAVIX*	— a platelet aggregation inhibitor that is part of the Company’s alliance with sanofi

•	U.S. net sales increased primarily due to higher average selling prices and increases in demand. Estimated total U.S. prescription demand increased approximately 4%.

•

International net sales were negatively impacted by the August 2008 launch in Germany of a clopidogrel alternative salt (clopidogrel besylate) and subsequent launches of other generic clopidogrel products in the EU. International net sales are expected to continue to be negatively impacted by such generic competition.

•	See “Item 1. Financial Statements—Note 23. Legal Proceedings and Contingencies—PLAVIX* Litigation.”

AVAPRO*/AVALIDE*	(known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•	U.S. net sales decreased primarily due to lower demand partially offset by higher average selling prices. Estimated total U.S. prescription demand decreased approximately 10%.

•

International sales decreased primarily due to lower demand as well as unfavorable foreign exchange. In Spain, APROVEL*/KARVEA* began to experience generic competition in the first quarter of 2009 and the Company expects this competition to increase over time. In 2008, the Company’s annual net sales of KARVEA* in Spain were $57 million.

REYATAZ	— a protease inhibitor for the treatment of HIV

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of approximately 6% and higher average selling prices.

•	International net sales increased despite an unfavorable foreign exchange across most markets due to continued demand growth.

SUSTIVA	Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased primarily due to higher demand. Estimated total U.S. prescription demand increased approximately 10%.

•	International net sales increased despite unfavorable foreign exchange primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007.

•

As previously reported, in April 2009, Teva Pharmaceuticals, Ltd. (Teva) filed an Abbreviated New Drug Application with the FDA to manufacture and market a generic version of ATRIPLA*. In May 2009, Gilead filed a patent infringement action against Teva.

BARACLUDE	— an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued growth of international markets.

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

•

U.S. net sales decreased primarily due to the continued impact of study results released in 2008 regarding the impact of the K-ras gene expression on the effectiveness on patients with colorectal cancer and related labeling revisions announced in July 2009.

SPRYCEL	— an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), which is part of the Company’s strategic alliance with Otsuka

•	Worldwide net sales increased primarily due to higher demand in previously launched markets, growth attributed to recently launched markets as well as higher U.S. average selling prices.

IXEMPRA	— a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer and is part of the Company’s strategic alliance with Otsuka

•	Worldwide net sales were relatively flat.

ABILIFY*	— an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales increased primarily due to increased demand and higher average selling prices. Estimated total U.S. prescription demand increased approximately 25% and was primarily attributed to the 2008 and 2007 indications for certain patients with bipolar disorder and major depressive disorder.

•	International net sales increased primarily due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU.

ORENCIA	— a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	Worldwide net sales increased primarily due to increased demand.

ONGLYZA	— once-daily oral tablet for the treatment of type-2 diabetes

•	ONGLYZA was launched in the U.S. and Mexico in the third quarter of 2009 and in the EU in October 2009.

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

Estimated End-User Demand

The following tables set forth for each of the Company’s key biopharmaceutical products sold by the U.S. BioPharmaceuticals business for the three months ended September 30, 2009 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on third-party data on a weighted-average basis and, (iv) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended September 30,						At September 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
	2009	2008	2009	2008	2009	2008	2009	2008
					(WK)	(IMS)
Dollars in Millions
PLAVIX*	$1,406	$1,263	11%	17%	4%	7%	0.4	0.4
AVAPRO*/AVALIDE*	186	189	(2)%	7%	(10)%	(7)%	0.4	0.5
REYATAZ	186	176	6%	25%	6%	18%	0.4	0.5
SUSTIVA Franchise (a)	195	185	5%	23%	10%	15%	0.4	0.5
BARACLUDE	41	36	14%	64%	7%	59%	0.5	0.5
ERBITUX*(b)	175	182	(4)%	(1)%	N/A	N/A	0.4	0.5
SPRYCEL	28	21	33%	24%	23%	29%	0.7	0.8
IXEMPRA(b)	26	24	8%	—	N/A	N/A	0.6	0.6
ABILIFY*	520	435	20%	32%	25%	26%	0.3	0.4
ORENCIA(b)	126	97	30%	70%	N/A	N/A	0.4	0.4
ONGLYZA(c)	20	—	N/A	N/A	N/A	N/A	24.1	N/A

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009. Month on hand ratio of 24.1 is estimated by dividing the estimated amount of the product in the U.S. wholesaler distribution channel by the estimated amount of out-movement of the product from the U.S. wholesaler distribution channel over a period of 31 days.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, the Company monitors the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. The Company is obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. The Company discloses U.S. biopharmaceutical products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2009, and international biopharmaceuticals and Mead Johnson products that had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2009. Below is a discussion of those products that meet these criteria:

At September 30, 2009, ONGLYZA had approximately 24.1 months of inventory on hand. The inventory level on hand is to support the launch of ONGLYZA in August 2009.

At June 30, 2009, PROSOBEE/SOBEE, a Mead Johnson soy-based milk-free infant formula, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.0 months of inventory on hand at March 31, 2009. The level of inventory on hand was primarily due to increased bonus pack shipments and lower demand in the U.S.

At June 30, 2009, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.0 months of inventory on hand at March 31, 2009. The increased level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France.

At June 30, 2009, EFFERALGAN, an analgesic product, had approximately 1.1 months of inventory on hand compared to 0.9 months of inventory on hand at March 31, 2009. The increased level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France.

At June 30, 2009, FERVEX, a cold and flu product had approximately 4.5 months of inventory on hand at direct customers compared to approximately 2.8 months of inventory on hand at March 31, 2009. The increased level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France and the initial stocking of a new distributor in Russia.

At June 30, 2009, VIDEX/VIDEX EC, an antiviral product, had approximately 1.5 months of inventory on hand at direct customers compared to approximately 1.3 months of inventory on hand at March 31, 2009. The level of inventory on hand was primarily due to government purchasing patterns in Brazil. The Company is contractually obligated to provide VIDEX/VIDEX EC to the Brazilian government upon placement of an order for product by the government. Under the terms of the contract, the Company had no control over the inventory levels relating to such orders.

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

For biopharmaceutical products in the U.S. that are not sold exclusively through wholesalers or distributors and for the Company’s BioPharmaceuticals business outside of the U.S. and Mead Johnson business units around the world, the Company has significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, the Company has developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, the Company relies on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect the Company’s estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. BioPharmaceuticals business for the quarter ended September 30, 2009 is not available prior to the filing of this quarterly report on Form 10-Q. The Company will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Mead Johnson

The analysis of the change in Mead Johnson net sales was as follows:

	Three Months Ended September 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
Net Sales	$699	$744	(6)%	(7)%	5%	(4)%

Mead Johnson operates in four geographic operating segments: North America, Latin America, Asia and Europe. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these geographic operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe. The net sales by its reportable segments were as follows:

	Three Months Ended September 30,
Dollars in Millions	2009	2008	% Change
Asia/Latin America	$414	$401	4%
North America/Europe	285	343	(17)%

Total	$699	$744	(6)%

The Asia/Latin America segment grew 4% despite a 6% unfavorable foreign exchange impact driven by double-digit constant dollar growth in key Asian markets, notably China, Hong Kong, Thailand and Malaysia, and also in a number of Latin America markets including Venezuela and Peru. The North America/Europe segment declined 17%, including a 2% unfavorable foreign exchange impact, driven by retail and distributor inventory contractions, year-on-year market share losses and market contractions in the U.S.

Geographic Areas

In general, the Company’s products are available in many countries in the world. The largest markets are in the U.S., France, China, Canada, Spain, Japan, Italy and Germany. The Company’s net sales by geographic areas, based on the location of the customer, were as follows:

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
United States	$3,256	$2,983	9%	59%	57%
Europe, Middle East and Africa	1,104	1,143	(3)%	20%	22%
Other Western Hemisphere	465	491	(5)%	9%	9%
Pacific	662	637	4%	12%	12%

Total	$5,487	$5,254	4%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—BioPharmaceuticals.”

Net sales in Europe, Middle East and Africa decreased primarily due to an 8% unfavorable foreign exchange impact and increased generic competition for PLAVIX*, partially offset by sales growth in major European markets for certain mature brands, the HIV portfolio, BARACLUDE, SPRYCEL and ABILIFY*.

Net sales in the Other Western Hemisphere countries decreased primarily due to a 11% unfavorable foreign exchange impact, partially offset by increased sales of key Mead Johnson products in Latin America, as well as increased sales of AVAPRO*/AVALIDE*, PLAVIX* and SPRYCEL across major other Western Hemisphere markets.

Net sales in the Pacific region increased primarily due to increased sales of BARACLUDE and SPRYCEL. The foreign exchange impact was minimal.

Expenses

	Three Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
Cost of products sold	$1,562	$1,634	(4)%	28.5%	31.1%
Marketing, selling and administrative	1,117	1,208	(8)%	20.4%	23.0%
Advertising and product promotion	361	362	—	6.6%	6.9%
Research and development	838	834	—	15.3%	15.9%
Provision for restructuring, net	54	26	108%	0.9%	0.5%
Litigation expense, net	—	30	(100)%	—	0.6%
Equity in net income of affiliates	(139)	(164)	(15)%	(2.5)%	(3.2)%
Other (income)/expense, net	(30)	169	(118)%	(0.6)%	3.2%

Total Expenses, net	$3,763	$4,099	(8)%	68.6%	78.0%

Cost of products sold

•

The improvement in cost of products sold as a percentage of net sales was primarily due to higher U.S. biopharmaceuticals average selling prices, realized manufacturing efficiencies including those from PTI, favorable foreign exchange impact, and favorable worldwide biopharmaceuticals product sales mix. These factors were partially offset by product and material price increases. The 2009 costs include manufacturing rationalization charges of $30 million related to the implementation of PTI, compared to $53 million of rationalization charges recorded in 2008.

Marketing, selling and administrative

•	The decrease resulted from a favorable 3% foreign exchange impact, and a reduction in general and administrative expenses through PTI.

Advertising and product promotion

•	The decrease resulted from a favorable 3% foreign exchange impact which was partially offset by increased spending for the ONGLYZA launch.

Research and development

•	Expenses were relatively flat including a favorable 2% foreign exchange impact.

Provision for restructuring, net

•	The increase was primarily due to the timing of certain global PTI initiatives.

Litigation expense, net

•	Litigation expense in 2008 was primarily related to settlement of certain patent and pricing litigation matters.

Equity in net income of affiliates

•

Equity in net income of affiliates was primarily related to the Company’s international partnership with sanofi. The decrease correlated to decreases in international PLAVIX* sales due to generic competition in the EU. This unfavorable trend in earnings is expected to continue in future periods. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense, net

•	The components of other (income)/expense, net were as follows:

	Three Months Ended September 30,
Dollars in Millions	2009	2008
Interest expense	$47	$84
Interest income	(13)	(37)
Loss on debt buyback and termination of interest rate swap agreements	4	—
ARS impairment charge (Note 11)	—	224
Foreign exchange transaction losses/(gains)	13	(51)
Gain on sale of product lines, businesses and assets	(17)	—
Medarex acquisition (Note 5)	(10)	—
Net royalty income and amortization of upfront and milestone payments received from alliance partners	(50)	(42)
Other, net	(4)	(9)

Other (income)/expense, net	$(30)	$169

•	Interest expense decreased primarily due to lower interest rates and the amortization of basis adjustment resulting from the termination of interest rate swaps during 2009 and 2008.

•	Interest income relates primarily to interest earned on cash, cash equivalents and investments in marketable securities. The decrease in interest income was primarily due to lower interest rates.

•

Foreign exchange transaction losses/(gains) were primarily due to a weakening U.S. dollar impact on non-qualifying foreign exchange hedges, discontinued hedges and the re-measurement of non-functional currency denominated transactions.

•	Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including businesses in the Middle East and sales of various trademarks.

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront and milestone payments related to the Company’s alliances.

•	Other, net includes gains and losses on the sale of property, plant and equipment, certain litigation charges/recoveries, and ConvaTec and Medical Imaging net transitional service fees.

Specified Items

During the quarters ended September 30, 2009 and 2008, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results. Had the Company recorded these items in segment results, $77 million and $400 million of the pre-tax amounts for the three months ended September 30, 2009 and 2008, respectively, would be attributable to the BioPharmaceuticals segment and the remaining amounts would be related to the Mead Johnson segment.

Three Months Ended September 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Provision for restructuring, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$51	$—	$51
Accelerated depreciation and other shutdown costs	30	—	3	—	33
Process standardization implementation costs	—	21	—	—	21
Gain on sale of product lines, businesses and assets	—	—	—	(17)	(17)

Total PTI	30	21	54	(17)	88
Other:
Mead Johnson separation costs	—	6	—	—	6
Medarex acquisition (Note 5)	—	—	—	(10)	(10)
Debt buyback and swap terminations	—	—	—	4	4

Total	$30	$27	$54	$(23)	88

Income taxes on items above					(29)
Income taxes attributable to Mead Johnson separation					21

Decrease to Net Earnings					$80

Three Months Ended September 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$26	$—	$—	$26
Accelerated depreciation and other shutdown costs	53	—	—	—	—	—	53
Process standardization implementation costs	—	28	—	—	—	—	28

Total PTI	53	28	—	26	—	—	107
Other:
Litigation charges	—	—	—	—	30	—	30
Mead Johnson separation costs	—	9	—	—	—	—	9
Upfront and milestone payments	—	—	37	—	—	—	37
Product liability	—	—	—	—	—	2	2
ARS impairment charge	—	—	—	—	—	224	224

Total	$53	$37	$37	$26	$30	$226	409

Income taxes on items above							(87)

Decrease to Net Earnings							$322

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

	Three Months Ended September 30,
	Segment Results		% Change	% of Segment Net Sales
Dollars in Millions	2009	2008	2009 vs. 2008	2009	2008
BioPharmaceuticals	$1,216	$1,022	19%	25%	23%
Mead Johnson	127	159	(20)%	18%	21%

Total segment results	1,343	1,181	14%

Reconciliation of segment results to earnings from continuing operations before income taxes:
Specified items	(88)	(409)
Noncontrolling interest	469	383	22%

Earnings from continuing operations before income taxes	$1,724	$1,155	49%

BioPharmaceuticals

Earnings increased primarily due to increased sales of PLAVIX*, ABILIFY*, BARACLUDE, ORENCIA, the HIV portfolio and SPRYCEL; stronger gross margins which increased from 71% to 73%; and additional savings realized from PTI. The increase in segment income, as a percentage of segment net sales, was primarily due to similar factors discussed in the analysis of consolidated expenses. A more favorable product sales mix, higher average selling prices and realized manufacturing savings from PTI contributed to increased gross margins and a reduction of cost of products sold as a percentage of net sales. PTI also contributed to a reduction of marketing, selling and administrative expenses as a percentage of net sales.

Mead Johnson

Earnings decreased primarily due to the impact of items attributed to the February 2009 initial public offering of Mead Johnson, including the approximate 17% reduction in ownership ($23 million), an increase in interest expense on intercompany debt ($11 million) and the adverse impact of foreign exchange.

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 25.2% for the three months ended September 30, 2009 compared to 26.7% for the three months ended September 30, 2008. The lower tax rate in the three months ended September 30, 2009 compared to the same period in 2008 was due to the impairment of auction rate securities with little tax benefit in 2008 and the 2009 benefit of the research and development credit.

Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestiture of ConvaTec and Medical Imaging. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million). The ConvaTec business divestiture was completed in the third quarter of 2008, resulting in a pre-tax gain of $3,394 million (after-tax gain of $1,982 million). See “Item 1. Financial Statements—Note 7. Discontinued Operations” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to the Company’s partnerships with sanofi for the territory covering the Americas related to PLAVIX* sales and the 16.9% of Mead Johnson owned by the public. See “Item 1. Financial Statements—Note 6. Mead Johnson Nutrition Company Initial Public Offering,” for further discussion. The increase in noncontrolling interest corresponds to increased sales of PLAVIX*, the Mead Johnson initial public offering and Mead Johnson operating results.

	Three Months Ended September 30,
Dollars in Millions	2009	2008
sanofi partnerships	$443	$375
Mead Johnson	23	—
Other	3	8

Noncontrolling interest—pre-tax	469	383
Income taxes	145	124

Noncontrolling interest—net of taxes	$324	$259

Nine Months Results of Operations

The Company’s results of continuing operations exclude the results related to the ConvaTec and the Medical Imaging businesses prior to their respective divestitures in 2008. These businesses have been segregated from continuing operations and included in discontinued operations for the nine months ended September 30, 2008, refer to “Item 1. Financial Statements—Note 7. Discontinued Operations” for further discussion.

The Company’s results of operations were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008	% Change
Net Sales	$15,886	$15,348	4%
Earnings from Continuing Operations before Income Taxes	$4,849	$3,583	35%
% of net sales	30.5%	23.3%
Provision for Income Taxes	$1,340	$896	50%
Effective tax rate	27.6%	25.0%
Net Earnings from Continuing Operations	$3,509	$2,687	31%
% of net sales	22.1%	17.5%
Net Earnings from Discontinued Operations	$—	$2,046	(100)%
Net Earnings Attributable to Noncontrolling Interest	$922	$730	26%
% of net sales	5.8%	4.8%
Net Earnings Attributable to Bristol-Myers Squibb Company	$2,587	$4,003	(35)%
% of net sales	16.3%	26.1%

The composition of the change in net sales was as follows:

	Nine Months Ended September 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$9,534	$8,628	11%	4%	7%	—
Non-U.S.	6,352	6,720	(5)%	2%	3%	(10)%

Total	$15,886	$15,348	4%	3%	5%	(4)%

The increase in U.S. net sales was driven by growth in key U.S. biopharmaceutical products, which are described below in further detail. Decreases in international net sales were primarily due to a strengthening U.S. dollar relative to certain foreign currencies, especially the euro and U.K. pound, and generic competition for PLAVIX* in Europe and certain mature brands. These decreases were partially offset by growth in BARACLUDE, the HIV portfolio, SPRYCEL, ABILIFY and ORENCIA.

The Company’s net sales by operating segment were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
BioPharmaceuticals	$13,775	$13,173	5%	86.7%	85.8%
Mead Johnson	2,111	2,175	(3)%	13.3%	14.2%

Total	$15,886	$15,348	4%	100.0%	100.0%

The reconciliation of the Company’s gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008
Gross Sales	$17,925	$17,347
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(405)	(383)
Women, Infants and Children (WIC) Rebates	(569)	(602)
Managed Health Care Rebates and Other Contract Discounts	(326)	(270)
Medicaid Rebates	(148)	(145)
Cash Discounts	(220)	(209)
Sales Returns	(123)	(139)
Other Adjustments	(248)	(251)

Total Gross-to-Net Sales Adjustments	(2,039)	(1,999)

Net Sales	$15,886	$15,348

Gross-to-net sales adjustments increased by 2%. Managed health care rebates and other contract discounts increased by 21% primarily due to higher PLAVIX* Medicare sales and an increase in contractual discount rates. Sales returns decreased by 12% due to lower sales returns of certain mature brands.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Women, Infants and Children (WIC) Rebates	Managed Health Care Rebates and Other Contract Discounts	Medicaid Rebates	Cash Discounts	Sales Returns	Other Adjustments	Total
Balance at January 1, 2009	$45	$195	$154	$133	$31	$209	$115	$882
Provision related to sales made in current period	401	569	326	198	219	120	260	2,093
Provision related to sales made in prior periods	4	—	—	(50)	1	3	(12)	(54)
Returns and payments	(410)	(560)	(299)	(167)	(219)	(137)	(249)	(2,041)
Impact of foreign currency translation	—	—	1	—	—	2	3	6

Balance at September 30, 2009	$40	$204	$182	$114	$32	$197	$117	$886

During June 2009, the Centers for Medicare and Medicaid Services (CMS) policy group approved the Company’s revised calculations for determining the Medicaid rebates for the three year period 2002 to 2004. The impact of the revised calculation was a net overpayment of Medicaid rebates of $60 million. The Company’s recovery of overpayments will be a maximum of 25% of the rebate otherwise payable to each state during quarterly periods beginning with the three months ended June 30, 2009. As a result, the Company has recorded a $50 million reduction in the Medicaid liability as of September 30, 2009. Most of the remaining impact is expected to be recognized during 2009. In June 2009, the Company also recorded a liability related to various federal programs which derive the pricing of products from these revised calculations.

BioPharmaceuticals

The composition of the change in biopharmaceutical net sales was as follows:

	Nine Months Ended September 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
U.S.	$8,782	$7,792	13%	6%	7%	—
Non-U.S.	4,993	5,381	(7)%	3%	—	(10)%

Total	$13,775	$13,173	5%	4%	5%	(4)%

U.S. biopharmaceutical net sales increased primarily due to increased sales of PLAVIX*, ABILIFY*, the HIV portfolio and ORENCIA. International biopharmaceutical net sales decreased as a result of unfavorable foreign exchange rates due to the strengthening U.S. dollar as well as decreased PLAVIX* sales, which more than offset increased sales of the HIV portfolio, BARACLUDE, SPRYCEL, ABILIFY and ORENCIA. The Company’s reported international net sales do not include copromotion sales reported by its alliance partner, sanofi for PLAVIX* and AVAPRO*/AVALIDE*.

Net sales of key biopharmaceutical products represent 81% and 76% of total biopharmaceutical net sales in the first nine months of 2009 and 2008, respectively. The following table details U.S. and international biopharmaceuticals net sales by key products, percentage change from the prior period, as well as the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008	% Change	% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$4,095	$3,609	13%	—
Non-U.S.	433	525	(18)%	(10)%
Total	4,528	4,134	10%	(1)%
AVAPRO*/AVALIDE*
U.S.	538	547	(2)%	—
Non-U.S.	406	427	(5)%	(11)%
Total	944	974	(3)%	(5)%
Virology
REYATAZ
U.S.	531	495	7%	—
Non-U.S.	482	468	3%	(13)%
Total	1,013	963	5%	(7)%
SUSTIVA Franchise (total revenue)
U.S.	579	531	9%	—
Non-U.S.	340	318	7%	(16)%
Total	919	849	8%	(6)%
BARACLUDE
U.S.	116	100	16%	—
Non-U.S.	406	288	41%	(10)%
Total	522	388	35%	(7)%
Oncology
ERBITUX*
U.S.	508	560	(9)%	—
Non-U.S.	8	7	14%	(6)%
Total	516	567	(9)%	—
SPRYCEL
U.S.	91	62	47%	—
Non-U.S.	211	162	30%	(17)%
Total	302	224	35%	(12)%
IXEMPRA
U.S.	74	75	(1)%	—
Non-U.S.	7	1	**	N/A
Total	81	76	7%	(1)%
Neuroscience
ABILIFY*
U.S.	1,519	1,186	28%	—
Non-U.S.	366	361	1%	(15)%
Total	1,885	1,547	22%	(3)%
Immunoscience
ORENCIA
U.S.	341	257	33%	—
Non-U.S.	93	55	69%	(22)%
Total	434	312	39%	(4)%
Metabolics
ONGLYZA
U.S.	20	—	N/A	N/A
Non-U.S.	—	—	N/A	N/A
Total	20	—	N/A	N/A

**	Change is in excess of 200%.

PLAVIX*

•	U.S. net sales increased primarily due to higher average selling prices and increased demand. Estimated total U.S. prescription demand increased approximately 4%.

•

International net sales were negatively impacted by the August 2008 launch in Germany of a clopidogrel alternative salt (clopidogrel besylate) and subsequent launches of other generic clopidogrel products in the EU.

AVAPRO*/AVALIDE*

•

Worldwide net sales decreased primarily due to an unfavorable foreign exchange impact for non-U.S. sales as well as lower demand partially offset by higher average selling prices. Estimated total U.S. prescription demand decreased approximately 9%.

REYATAZ

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of approximately 7% and higher average selling prices.

•	International net sales increased primarily due to higher demand across most markets with Europe being the key driver due to the June 2008 approval for first-line treatment.

SUSTIVA Franchise

•	U.S. net sales increased primarily due to higher demand as well as higher average selling prices. Estimated total U.S. prescription demand increased approximately 9%.

•	International net sales increased despite unfavorable foreign exchange primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007.

BARACLUDE

•	Worldwide net sales increased primarily due to continued growth in international markets.

ERBITUX*

•	U.S. net sales decreased primarily due to study results released in 2008 regarding the impact of the K-ras gene expression on the effectiveness on patients with colorectal cancer.

SPRYCEL

•	Worldwide net sales increased primarily due to higher demand in previously launched markets, growth attributed to recently launched markets as well as higher U.S. average selling prices.

IXEMPRA

•	Worldwide net sales were relatively flat.

ABILIFY*

•	U.S. net sales increased primarily due to increased demand and higher average selling prices. Estimated total U.S. prescription demand increased approximately 28%.

•

International net sales increased due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU offset by unfavorable foreign exchange impact.

ORENCIA

•	Worldwide net sales increased primarily due to increased demand.

ONGLYZA

•	ONGLYZA was launched in the U.S., Mexico and Canada in the third quarter of 2009 and in the EU in October 2009.

Estimated End-User Demand

The following tables set forth for each of the Company’s key biopharmaceutical products sold by the U.S. BioPharmaceuticals business for the nine months ended September 30, 2009 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; and (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by the Company based on third-party data on a weighted-average basis.

	Nine Months Ended September 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions
	2009	2008	2009	2008	2009	2008
					(WK)	(IMS)
Dollars in Millions
PLAVIX*	$4,095	$3,609	13%	25%	4%	26%
AVAPRO*/AVALIDE*	538	547	(2)%	7%	(9)%	(7)%
REYATAZ	531	495	7%	17%	7%	15%
SUSTIVA Franchise(a)	579	531	9%	20%	9%	14%
BARACLUDE	116	100	16%	69%	12%	60%
ERBITUX*(b)	508	560	(9)%	12%	N/A	N/A
SPRYCEL	91	62	47%	51%	20%	42%
IXEMPRA(b)	74	75	(1)%	—	N/A	N/A
ABILIFY*	1,519	1,186	28%	26%	28%	20%
ORENCIA(b)	341	257	33%	71%	N/A	N/A
ONGLYZA(c)	20	—	N/A	N/A	N/A	N/A

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in August 2009 in the United States.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Mead Johnson

The analysis of the change in Mead Johnson net sales was as follows:

	Nine Months Ended September 30, Net Sales		2009 vs. 2008 Analysis of % Change
Dollars in Millions	2009	2008	Total Change	Volume	Price	Foreign Exchange
Net Sales	$2,111	$2,175	(3)%	(3)%	6%	(6)%

The net sales by its reportable segment were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008	% Change
Asia/Latin America	$1,200	$1,139	5%
North America/Europe	911	1,036	(12)%

Total	$2,111	$2,175	(3)%

The Asia/Latin America segment grew 5% despite a 9% unfavorable foreign exchange impact driven by double-digit constant dollar growth in key Asian markets, notably China, Hong Kong, Thailand, Malaysia and Vietnam, and also in a number of Latin America markets including Venezuela and Peru. The North America/Europe segment declined 12%, including a 3% unfavorable foreign exchange impact, driven by market share losses and market contractions in the U.S.

Geographic Areas

The Company’s net sales by geographic areas, based on the location of the customer, were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2009	2008	% Change	2009	2008
United States	$9,534	$8,628	11%	60%	56%
Europe, Middle East and Africa	3,144	3,450	(9)%	20%	23%
Other Western Hemisphere	1,289	1,434	(10)%	8%	9%
Pacific	1,919	1,836	5%	12%	12%

Total	$15,886	$15,348	4%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—BioPharmaceuticals.”

Net sales in Europe, Middle East and Africa decreased primarily due to a 12% unfavorable foreign exchange impact and increased generic competition for PLAVIX*, partially offset by sales growth in major European markets for the HIV portfolio, BARACLUDE, ABILIFY*, SPRYCEL and ORENCIA.

Net sales in the Other Western Hemisphere countries decreased primarily due to a 14% unfavorable foreign exchange impact, partially offset by increased sales of key Mead Johnson products in Latin America, as well as increased sales of PLAVIX*, AVAPRO*/AVALIDE*, SPRYCEL and ORENCIA.

Net sales in the Pacific region increased primarily due to increased sales of key Mead Johnson products in Asia and BARACLUDE, certain mature brands and SPRYCEL, partially offset by a 3% unfavorable foreign exchange impact.

Expenses

	Nine Months Ended September 30,
	Expenses				% of Net Sales
Dollars in Millions	2009	2008	% Change		2009	2008
Cost of products sold	$4,436	$4,874	(9)%		27.9%	31.8%
Marketing, selling and administrative	3,258	3,507	(7)%		20.5%	22.8%
Advertising and product promotion	1,085	1,101	(1)%		6.8%	7.2%
Research and development	2,590	2,442	6%		16.3%	15.9%
Acquired in-process research and development	—	32	(100)%		—	0.2%
Provision for restructuring, net	101	67	51%		0.6%	0.5%
Litigation expense, net	132	32	*	*	0.9%	0.2%
Equity in net income of affiliates	(435)	(478)	(9)%		(2.7)%	(3.1)%
Other (income)/expense, net	(130)	188	(169)%		(0.8)%	1.2%

Total Expenses, net	$11,037	$11,765	(6)%		69.5%	76.7%

**	Change is in excess of 200%.

Cost of products sold

•

The improvement in cost of products sold as a percentage of net sales was primarily due to higher U.S. biopharmaceuticals average selling prices, realized manufacturing efficiencies including those from PTI, favorable foreign exchange impact, and favorable worldwide biopharmaceuticals product sales mix. These factors were partially offset by product and material price increases. The 2009 costs include manufacturing rationalization charges of $80 million related to the implementation of PTI, compared to $207 million of rationalization charges recorded in 2008.

Marketing, selling and administrative

•	The decrease resulted from a favorable 4% foreign exchange impact and efficiencies gained from PTI. This decrease was partially offset by Mead Johnson separation costs.

Advertising and product promotion

•	The decrease resulted from a favorable 4% foreign exchange impact, partially offset by increased advertising for ABILIFY* and increased spending for the ONGLYZA launch.

Research and development

•

The increase, despite a favorable 3% foreign exchange impact, was attributed to increased investment in the research portfolio primarily related to recent acquisitions including Medarex. Upfront and milestone payments were $174 million in 2009 and $88 million in 2008.

Acquired in-process research and development

•	The charge in 2008 related to the acquisition of Kosan.

Provision for restructuring, net

•	The increase was primarily due to the timing of the worldwide implementation of PTI.

Litigation expense, net

•

The increase was primarily due to the establishment of a $125 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 23. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

•

Equity in net income of affiliates was primarily related to the Company’s international partnership with sanofi. The decrease correlated to decreases in international PLAVIX* sales due to generic competition in the EU. This unfavorable trend in earnings is expected to continue in future periods. For additional information, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense, net

•	The components of other (income)/expense, net were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008
Interest expense	$141	$237
Interest income	(40)	(111)
Gain on debt buyback and termination of interest rate swap agreements	(7)	—
ARS impairment charge (Note 11)	—	247
Foreign exchange transaction losses/(gains)	17	(34)
Gain on sale of product lines, businesses and assets	(84)	(9)
Medarex acquisition (Note 5)	(10)	—
Net royalty income and amortization of upfront and milestone payments received from alliance partners	(119)	(124)
Pension curtailment charge (Note 19)	25	—
Other, net	(53)	(18)

Other (income)/expense, net	$(130)	$188

•	Interest expense decreased primarily due to lower interest rates and the amortization of basis adjustment resulting from the termination of interest rate swaps during 2009 and 2008.

•	The decrease in interest income was primarily due to lower interest rates.

•

Foreign exchange transaction losses/(gains) were primarily due to a weakening U.S. dollar impact on non-qualifying foreign exchange hedges, discontinued hedges and the re-measurement of non-functional currency denominated transactions.

•	Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including businesses in the Middle East in 2009 and sales of various trademarks.

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront and milestone payments related to the Company’s alliances.

•	Other, net includes gains and losses on the sale of property, plant and equipment, certain litigation charges/recoveries, and ConvaTec and Medical Imaging net transitional service fees.

Specified Items

During the nine months ended September 30, 2009 and 2008, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results. Had the Company recorded these items in segment results, $478 million and $744 million of the pre-tax amounts for the nine months ended September 30, 2009 and 2008, respectively, would be attributed to the BioPharmaceuticals segment and the remaining amounts would be related to the Mead Johnson segment.

Nine Months Ended September 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$92	$—	$—	$92
Accelerated depreciation, asset impairment and other shutdown costs	80	—	—	9	—	—	89
Pension curtailment charge	—	—	—	—	—	25	25
Process standardization implementation costs	—	65	—	—	—	—	65
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(72)	(72)

Total PTI	80	65	—	101	—	(47)	199
Other:
Litigation charges	—	—	—	—	132	(10)	122
Mead Johnson separation costs	—	31	—	—	—	—	31
Mead Johnson gain on sale of trademark	—	—	—	—	—	(12)	(12)
Upfront and milestone payments	—	—	174	—	—	—	174
Medarex acquisition (Note 5)	—	—	—	—	—	(10)	(10)
Debt buyback and swap terminations	—	—	—	—	—	(7)	(7)
Product liability	8	—	—	—	—	(5)	3

Total	$88	$96	$174	$101	$132	$(91)	500

Income taxes on items above							(168)
Income taxes attributable to Mead Johnson separation							194

Decrease to Net Earnings							$526

Nine Months Ended September 30, 2008

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring, net	Litigation expense, net	Other (income)/ expense, net	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$67	$—	$—	$67
Accelerated depreciation and other shutdown costs	207	—	—	—	—	—	207
Process standardization implementation costs	—	64	—	—	—	—	64
Gain on sale and leaseback of properties	—	—	—	—	—	(9)	(9)

Total PTI	207	64	—	67	—	(9)	329
Other:
Litigation charges	—	—	—	—	32	—	32
Mead Johnson separation costs	—	10	—	—	—	—	10
Upfront and milestone payments	—	—	88	—	—	—	88
Acquired in-process research and development	—	—	32	—	—	—	32
Product liability	—	—	—	—	—	18	18
ARS impairment charge	—	—	—	—	—	247	247

Total	$207	$74	$120	$67	$32	$256	756

Income taxes on items above							(154)

Decrease to Net Earnings							$602

Segment Results

The following table reconciles the Company’s segment results to earnings from continuing operations before income taxes. Reconciling items are specified items, see “—Specified Items” above, and share of earnings attributable to noncontrolling interest.

	Nine Months Ended September 30,,
	Segment Results		% Change	% of Segment Net Sales
Dollars in Millions	2009	2008	2009 vs. 2008	2009	2008
BioPharmaceuticals	$3,556	$2,702	32%	26%	21%
Mead Johnson	437	555	(21)%	21%	26%

Total segment results	3,993	3,257	23%

Reconciliation of segment results to earnings from continuing operations before income taxes:
Specified items	(500)	(756)
Noncontrolling interest	1,356	1,082	25%

Earnings from continuing operations before income taxes	$4,849	$3,583	35%

BioPharmaceuticals

Earnings increased primarily due to increased sales of PLAVIX*, ABILIFY*, BARACLUDE, ORENCIA, the HIV portfolio and SPRYCEL; stronger gross margins which increased from 71% to 74%; and realized savings from PTI. The increase in segment income, as a percentage of segment net sales, was primarily due to similar factors discussed in the analysis of consolidated expenses. A more favorable product sales mix, higher average selling prices and realized manufacturing savings from PTI contributed to increased gross margins and a reduction of cost of products sold as a percentage of net sales. The results of PTI also contributed to a reduction of marketing, selling and administrative expenses as a percentage of net sales.

Mead Johnson

Earnings decreased primarily due to the impact of items attributed to the February 2009 initial public offering of Mead Johnson, including the approximate 17% reduction in ownership ($70 million), and an increase in interest expense on intercompany debt ($63 million).

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 27.6% for the nine months ended September 30, 2009 compared to 25.0% for the nine months ended September 30, 2008. The higher tax rate was primarily related to the transfer of various international units of the Company to Mead Johnson prior to its initial public offering. For additional information on tax matters, see “Item 1. Financial Statements—Note 10. Income Taxes.”

Noncontrolling Interest

The increase in noncontrolling interest corresponds to increased sales of PLAVIX*, the Mead Johnson initial public offering and Mead Johnson operating results. Noncontrolling interest is as follows:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008
sanofi partnerships	$1,258	$1,063
Mead Johnson	70	—
Other	28	19

Noncontrolling interest—pre-tax	1,356	1,082
Income taxes	434	352

Noncontrolling interest—net of taxes	$922	$730

Discontinued Operations

As discussed in our 2008 Annual Report on Form 10-K, the Company completed the divestiture of ConvaTec and Medical Imaging. The Medical Imaging business divestiture was completed in the first quarter of 2008, resulting in a pre-tax gain of $25 million (after-tax loss of $43 million). The ConvaTec business divestiture was completed in the third quarter of 2008, resulting in a pre-tax gain of $3,394 million (after-tax gain of $1,982 million). See “Item 1. Financial Statements—Note 7. Discontinued Operations” for further discussion.

Financial Position, Liquidity and Capital Resources

The Company maintains a significant level of working capital, which was approximately $6.0 billion at September 30, 2009 and $8.0 billion at December 31, 2008. In 2009 and future periods, the Company expects cash generated by its U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working capital items and borrowings are expected to fund near-term operations outside the U.S.

The Company has a $2.0 billion revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of this new facility. There were no borrowings outstanding under this revolving credit facility at September 30, 2009.

In February 2009, Mead Johnson entered into a three year syndicated revolving credit facility agreement. The credit facility is unsecured and provides for borrowings and letters of credit with a maximum outstanding amount at any time of $410 million, which may be increased up to $500 million at the option of Mead Johnson, with the consent of the lenders. There were no borrowings outstanding under this revolving credit facility at September 30, 2009.

Mead Johnson & Company, a subsidiary of Mead Johnson, owes $1.75 billion in aggregate principal amount to the Company under three notes that are eliminated in consolidation. Mead Johnson has announced that it is considering options to refinance these notes with parties other than the Company and, as a result, the Company expects to receive approximately $1.75 billion in cash upon completion of the refinancing.

Net Financial Assets

Net financial assets position was as follows:

Dollars in Millions	September 30, 2009	December 31, 2008
Financial assets:
Cash and cash equivalents	$6,367	$7,976
Marketable securities—current	302	289
Marketable securities—non-current(a)	1,202	188

Total financial assets	7,871	8,453

Debt:
Short-term borrowings, including current portion of long-term debt	286	154
Long-term debt	6,307	6,585

Total debt	6,593	6,739

Net financial assets	$1,278	$1,714

(a)	Includes $200 million and $188 million of ARS and FRS securities at September 30, 2009 and December 31, 2008, respectively.

In the second quarter of 2009, the Company diversified its investment portfolio and acquired non-current marketable securities. See “Item 1. Financial Statements— Note 12. Cash, Cash Equivalents and Marketable Securities.”

The Company believes that, based on its current levels of cash, cash equivalents, marketable securities and other financial assets and expected operating cash flows, the current credit market issues will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the dividend.

Credit Ratings

Moody’s Investors Service (Moody’s) long-term and short-term credit ratings for the Company are currently A2 and Prime-1, respectively. Moody’s revised the Company’s long-term credit outlook from negative to stable in August 2009. Standard & Poor’s (S&P) long-term and short-term credit ratings for the Company are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings for the Company are currently A+ and F1, respectively. Fitch’s long-term credit rating remains on stable outlook.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2009	2008
Cash flow provided by/(used in):
Operating activities	$2,721	$3,311
Investing activities	(3,353)	4,054
Financing activities	(1,011)	(1,998)

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

The net impact of the changes in operating assets and liabilities was a cash outflow of $570 million during 2009 and a cash inflow of $45 million during 2008. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

The Company continues to maximize its operating cash flows with its working capital initiative designed to continue to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable. Those improvements are being driven by several actions including additional factoring on non-US trade receivables, revised contractual payment terms with customers and vendors, enhanced collection processes and various supply chain initiatives designed to minimize inventory levels. Progress in this area is monitored each period and is a component of the Company’s annual incentive plan. The following summarizes certain working capital components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	September 30, 2009	% of Trailing Twelve Month Net Sales	December 31, 2008	% of Trailing Twelve Month Net Sales
Trade receivables, net of allowances	$2,355	11.1%	$2,417	11.7%
Inventories	1,824	8.6%	1,765	8.6%
Accounts payable	(1,796)	(8.5)%	(1,535)	(7.5)%

Total	$2,383	11.2%	$2,647	12.8%

During the first nine months of 2009, changes in operating assets and liabilities resulted in a net cash outflow of $570 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($1,067 million) primarily related to pension funding in excess of current year expense ($517 million), payment to Otsuka which will be amortized as a reduction of net sales through the extension period ($400 million) and decreases in accrued bonuses and salaries due to the timing of payments ($111 million);

•	Cash inflows from accounts payable ($228 million) primarily attributed to the timing of vendor and alliance payments, as well as the impact of the above noted working capital initiative;

•	Cash inflows from deferred income ($135 million) mainly due to the milestone payments received from Pfizer ($150 million) and AstraZeneca ($100 million), partially offset by the amortization; and

•	Cash inflows from receivables ($77 million) primarily attributed to additional factoring of non-U.S. trade receivables.

In the first nine months of 2008, changes in operating assets and liabilities resulted in a net cash inflow of $45 million, which was impacted by:

•	Cash inflows from U.S and foreign income taxes payable ($385 million) primarily attributed to the cash refund of prior year foreign tax credit carry back claim;

•	Cash inflows from accounts payable ($146 million) primarily attributed to the timing of vendor and alliance payments;

•	Cash outflows from receivables ($235 million) primarily due to increased sales; and

•	Cash outflows from other operating assets and liabilities ($178 million) primarily related to the federal government AWP litigation settlement fund.

Investing Activities

Net cash used in investing activities was $3,353 million in the first nine months of 2009 and included:

•	Purchase price of Medarex ($2,232 million);

•	Net purchases of marketable securities ($717 million);

•	Capital expenditures ($534 million); and

•

Proceeds from the divestiture of mature brands businesses ($85 million), including the Pakistan business ($32 million), other middle eastern manufacturing businesses ($17 million) and various trademarks ($31 million).

Net cash provided by investing activities was $4,054 million in the first nine months of 2008 and included:

•	Proceeds from the divestitures of ConvaTec and Medical Imaging ($4,531 million);

•	Proceeds from the sale and leaseback of the Paris, France facility ($227 million);

•	Capital expenditures ($656 million); and

•	Purchase of Kosan Biosciences, Inc ($191 million).

Financing Activities

Net cash used in financing activities was $1,011 million in the first nine months of 2009 and included:

•	Dividend payments ($1,857 million);

•	Repurchase of portions of 5.875% Notes due 2036 ($67 million), 7.15% Notes due 2023 ($44 million) and 6.8% Notes due 2026 ($21 million);

•	Net proceeds from the Mead Johnson initial public offering ($782 million); and

•	Net proceeds from the termination of interest rate swap agreements ($194 million).

Net cash used in financing activities was $1,998 million in the first nine months of 2008 and included:

•	Dividend payments ($1,845 million);

•	Repayment of Floating Rate Convertible Senior Debentures due 2023($1.15 billion), 4.00% Notes due 2008 ($400 million) and 1.10% Yen Notes due 2008 ($117 million); and

•	Net proceeds from the issuance of 6.125% Notes due 2038 ($1 billion) and 5.45% Notes due 2018 ($600 million).

Dividends declared per common share were $0.93 for both of the nine month periods ended September 30, 2009 and 2008. The Company paid $1,857 million and $1,845 million in dividends for the nine months ended September 30, 2009 and 2008, respectively. Dividend decisions are made on a quarterly basis by the Company’s Board of Directors.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K filed on April 28, 2009.

At September 30, 2009, the Company has committed to make approximately $4.4 billion, in the aggregate, of potential future research and development milestone payments to third-parties as part of in-licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on the Company’s consolidated balance sheets.

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

Business Combinations

In the third quarter, the Company acquired Medarex for approximately $2.3 billion providing the Company with full rights to ipilimumab and increasing the Company’s biologics development pipeline (see “Item 1. Financial Statements—Note 5. Medarex, Inc. Acquisition”). Medarex is a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases.

Approximately $1.7 billion of the purchase price was allocated to the estimated fair value of identifiable intangible assets including in-process research and development (IPRD) projects of approximately $1.3 billion and developed technology of $440 million. The fair value of IPRD was determined using the present value of each project’s projected cash flows. An income approach was utilized as more fully described in “Item 1. Financial Statements—Note 5. Medarex, Inc. Acquisition.” IPRD projects are initially considered indefinite lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. Upon commercialization, the assets are amortized over the expected useful lives.

The fair value of IPRD included approximately $1.0 billion that was assigned to ipilimumab which is a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. There is also an ongoing ipilimumab Phase II study in lung cancer as well as Phase III studies in adjuvant melanoma and hormone-refractory prostate cancer. The overall development effort is estimated to be in the range of 50% to 70% complete. The projected cost to complete these development efforts range from $250 million to $400 million as of the acquisition date. The fair value of ipilimumab was determined from a market participant view considering the preexisting terms of the collaboration arrangement with BMS, including cost and profit sharing splits. The project’s unit of account was a global view.

Significant judgment was applied in developing the projected cash flows, including the relative timing and probability of the assumed regulatory approvals. The projected cash flows assumed initial positive cash flows to commence shortly after the receipt of expected regulatory approvals, subject to trial results among other things, which, if approved, could potentially be as early as 2011 or 2012. The projected cash flows were discounted at 12%. Actual cash flows attributed to the project are likely to be different than assumed. Ultimate realization of the IPRD project will depend upon successful regulatory approvals, if received, and market factors of a typical biopharmaceutical product.

The remaining $222 million allocated to IPRD was assigned to four other projects that were in Phase II development and 13 other projects at various stages of development that were generated from Medarex technology and are being developed through licensing partners that may generate milestone payments and royalties upon commercialization. The ultimate realization of these projects is contingent upon similar factors as those discussed above.

Developed technology was attributed to three separate license arrangements that have received regulatory approval and technology platforms that produce high affinity, fully human antibodies for use in a broad range of therapeutic areas, including immunology and oncology. The fair value for the license arrangements was $320 million which was determined based on the present value of projected royalty streams beginning in 2010 through 2023. The fair value of the technology platforms was $120 million which was determined based upon the expected annual number of antibodies achieving an early candidate nomination status. Developed technology will be amortized over the expected useful lives of 13 years for license arrangements and 10 years for the technology platforms.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K, in its Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

See “Item 1. Financial Statements—Note 21. Short-Term Borrowings and Long-Term Debt” and “—Note 22. Financial Instruments” for information regarding executions and termination of fixed-to-floating interest rate swaps in connection with the repurchase of certain debt securities.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 23. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of the Company’s equity securities in connection with stock option and restricted stock programs during the nine month period ended September 30, 2009:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2009	6,459	$22.87	—	$2,220
February 1 to 28, 2009	8,702	$21.91	—	$2,220
March 1 to 31, 2009	795,957	$18.43	—	$2,220

Three months ended March 31, 2009	811,118

April 1 to 30, 2009	10,608	$20.83	—	$2,220
May 1 to 31, 2009	14,468	$19.46	—	$2,220
June 1 to 30, 2009	8,637	$20.05	—	$2,220

Three months ended June 30, 2009	33,713

July 1 to 31, 2009	7,663	$20.07	—	$2,220
August 1 to 31, 2009	11,201	$21.72	—	$2,220
September 1 to 30, 2009	37,984	$22.38	—	$2,220

Three months ended September 30, 2009	56,848

Nine months ended September 30, 2009	901,679

(a)	Reflects the following transactions during the nine months ended September 30, 2009 for the surrender to the Company of 901,679 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, the Company announced that the Board of Directors authorized the purchase of up to $14 billion of Company common stock. During the nine months ended September 30, 2009, no shares were repurchased pursuant to this program.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10.1	Bylaws (Statuts) of Sanofi Pharma Bristol-Myers Squibb, a partnership (societe en nom collectif) organized under French law, dated as of June 6, 1997. English Translation (incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on August 17, 2009).
10.2	Internal Regulation (Reglement Interieur) of Sanofi Pharma Bristol-Myers Squibb dated as of June 6, 1997 and effective as of January 1, 1997. English Translation (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on August 17, 2009). †
10.3	Partnership Agreement of Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership between Sanofi Pharmaceuticals, Inc. and Bristol-Myers Squibb Company Investco, Inc. dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.3 to the Form 8-K filed on August 17, 2009).†
10.4	Territory A Alliance Support Agreement between Sanofi and Bristol-Myers Squibb Company dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on August 17, 2009).†
10.5	Amendment No. 1 to the Territory A Alliance Support Agreement between Sanofi-Synthelabo and Bristol-Myers Squibb Company dated as of October 17, 2001 (incorporated by reference herein to Exhibit 10.5 to the Form 8-K filed on August 17, 2009). †
10.6	Territory B Alliance Support Agreement between Sanofi and Bristol-Myers Squibb Company dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.6 to the Form 8-K filed on August 17, 2009). †
10.7	Amendment No. 1 to the Territory B Alliance Support Agreement between Sanofi-Synthelabo and Bristol-Myers Squibb Company dated as of October 17, 2001 (incorporated by reference herein to Exhibit 10.7 to the Form 8-K filed on August 17, 2009).†
10.8	Clopidogrel Intellectual Property License and Supply Agreement between Sanofi and Sanofi Pharma Bristol-Myers Squibb dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.8 to the Form 8-K filed on August 17, 2009). †
10.9	Clopidogrel Intellectual Property License and Supply Agreement between Sanofi and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.9 to the Form 8-K filed on August 17, 2009). †
10.10	Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Sanofi Pharma Bristol-Myers Squibb dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.10 to the Form 8-K filed on August 17, 2009).†
10.11	Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.11 to the Form 8-K filed on August 17, 2009). †
10.12	Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of October 23, 2001 (incorporated by reference herein to Exhibit 10.12 to the Form 8-K filed on August 17, 2009).†
10.13	Amendment No. 3 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of September 25, 2006 (incorporated by reference herein to Exhibit 10.13 to the Form 8-K filed on August 17, 2009).†
10.14	Amendment No. 5 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of April 4, 2009 (incorporated by reference herein to Exhibit 10.14 to the Form 8-K filed on August 17, 2009).†
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in Extensive Business Reporting Language (XBRL), tagged as blocks of text: (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

† Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.

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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: October 22, 2009	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: October 22, 2009	By:	/s/ Jean-Marc Huet
Jean-Marc Huet
Chief Financial Officer