Form 10-K
period 2009-12-31
BRISTOL MYERS SQUIBB CO
filed 2010-02-19
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1,712,792,039 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $34,786,806,312. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2010, there were 1,714,140,539 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 4, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. We are engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical products on a global basis.

Over the last few years, we executed our strategy to transform into a next generation biopharmaceutical company. This transformation encompassed all areas of our business and operations. As part of this strategy, we have divested our non-pharmaceutical businesses, implemented our acquisition and licensing strategy known as the “string-of-pearls”, and executed our productivity transformation initiative (PTI). With respect to divestitures, we sold our Medical Imaging business in January 2008, sold our ConvaTec business in August 2008, and divested the Mead Johnson Nutrition Company (Mead Johnson) in December 2009. During the same period, we completed numerous acquisition and licensing transactions, including the acquisitions of Adnexus Therapeutics, Inc. in October 2007, Kosan Biosciences, Inc. in June 2008 and Medarex, Inc.(Medarex) in September 2009.

Complementing these divestitures and acquisitions, we executed a productivity transformation initiative to enhance our efficiency, effectiveness and competitiveness, and to continue to improve our cost base. As part of the PTI, we have reduced general and administrative operations by simplifying, standardizing and outsourcing certain processes and services, rationalized our mature brands portfolio, consolidated our global manufacturing network while eliminating complexity and enhancing profitability, simplified our geographic footprint and implemented a more efficient go-to-market model. We are meeting our PTI targets and have implemented a culture of continuous improvement.

We report financial and operating information in one segment—BioPharmaceuticals. For additional information about business segments, see “Item 8. Financial Statements—Note 3. Business Segment Information.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the United States (U.S.), Puerto Rico and in 8 foreign countries.

U.S. net sales accounted for 63%, 60% and 58% of total net sales in 2009, 2008 and 2007, respectively, while net sales in Europe, Middle East and Africa accounted for 22% of total net sales in 2009 and 25% in 2008 and 2007. Net sales in Japan accounted for 3% of total net sales in 2009 and 2008 and 4% in 2007. Net sales in Canada accounted for 3% of total net sales in 2009, 2008 and 2007.

Products

Our pharmaceutical products include chemically-synthesized drugs, or small molecules, and an increasing portion of biological products, or “biologics” or large molecules. Small molecule drugs are typically administered orally in the form of a pill, although there are other drug delivery mechanisms that are used as well. Biologics are typically administered to patients through injections. Most of our revenues come from products in the following therapeutic classes: cardiovascular; virology, including human immunodeficiency virus (HIV) infection; oncology; neuroscience; immunoscience; and metabolics.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. Our business is focused on innovative biopharmaceutical products, and we rely on patent rights and other forms of regulatory protection to maintain the market exclusivity of our products. In the U.S., the European Union (EU) and some other countries, when these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often very substantial and rapid declines in the sales of the original innovative product. For further discussion of patent rights and regulatory forms of exclusivity, see “—Intellectual Property and Product Exclusivity” below. For further discussion of the impact of generic competition on our business, see “—Generic Competition” below.

The chart below shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the EU, Japan and Canada. We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the U.S., the EU, Japan and Canada. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication, if there is only one approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

We estimate the market exclusivity period for each of our products on a case-by-case basis for the purposes of business planning only. The length of market exclusivity for any of our products is impossible to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and the inherent uncertainties regarding patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimate or that the exclusivity will be limited to the estimate.

The following schedule presents net sales of our key products and estimated basic exclusivity loss in the U.S., EU, Japanese and Canadian markets:

	Net Sales by Products			Past or Currently Estimated Year of Basic Exclusivity Loss
Key Products	2009	2008	2007	U.S.		EU (a)		Japan		Canada
Dollars in Millions
Cardiovascular
PLAVIX*	$6,146	$5,603	$4,755	2011		2008	(b)	++		2012
AVAPRO*/AVALIDE*	1,283	1,290	1,204	2012		2007-2013		++		2011
Virology
REYATAZ	1,401	1,292	1,124	2017		2017	(c)	2017		2017
SUSTIVA Franchise (total revenue)	1,277	1,149	956	2013	(d)	2013	(d)	++		2013
BARACLUDE	734	541	275	2015		2011-2016		2016		2011
Oncology
ERBITUX*	683	749	692	2018	(e)	++		2009	(l)	2016
SPRYCEL	421	310	158	2020		2020	(f)	++		2020
IXEMPRA	109	101	15	2018		++	(g)	++		++
Neuroscience
ABILIFY*	2,592	2,153	1,660	2015	(h)	2014	(i)	++		2017	(m)
Immunoscience
ORENCIA	602	441	231	2019	(j)	2017	(k)	++		2012
Metabolics
ONGLYZA	24	—	—	2021		2021		++		2021

Note: The currently estimated earliest year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that have not yet been granted. In some instances, we may be able to obtain an additional six months exclusivity for a product based on the pediatric extension, for example. In certain other instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacturing or methods of using the drug. Such patents may sometimes result in a favorable market position for our products, but product exclusivity cannot be predicted or assured. Note also that, for products filed under a Biologics License Application (BLA) in the U.S., the year of exclusivity is listed as the year of patent expiration even though there is currently not a regulatory pathway for the approval of follow-on biologic products, as described in more detail in “—Intellectual Property and Product Exclusivity” below.

*	Indicates brand names of products which are registered trademarks not owned by us or our subsidiaries. Specific trademark ownership information can be found on page 136.
++	We do not currently market the product in the country or region indicated.
(a)

References to the EU throughout this Form 10-K include all 27 member states that were members of the European Union during the year ended December 31, 2009. Basic patent applications have not been filed in all 27 current member states for all of the listed products. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)

Data exclusivity in the EU expired in July 2008. In most of the major markets within Europe, the product has national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. However, generic and alternate salt forms of clopidogrel bisulfate are marketed and compete with PLAVIX* throughout the EU.

(c)	Data exclusivity in the EU expires in 2014.
(d)	Exclusivity period relates to the SUSTIVA brand and does not include exclusivity related to any combination therapy.
(e)

Our rights to commercialize cetuximab terminate in 2018. It is not possible to accurately assess the length of exclusivity. ERBITUX is a biologic and in the U.S. there is currently no regulatory approval path for generic biologics, though this is expected to change in the future.

(f)	Pending application. EU patent applications were not filed in Estonia, Latvia, Lithuania, Malta, Slovakia and Slovenia.
(g)	Although ixabepilone is not approved to be marketed in the EU, it is approved and marketed in Switzerland and the composition of matter patent is expected to expire in 2018.
(h)	Our rights to commercialize aripiprazole in the U.S. terminate in April 2015.
(i)	Our rights to commercialize aripiprazole in the EU terminate in 2014. Patent protection in Romania and Denmark expired in 2009.
(j)	Biologic product approved under a BLA. In the U.S., there is currently no regulatory approval path for generic biologics, though this is expected to change in the future.
(k)	Data exclusivity in the EU expires in 2017.
(l)	Data exclusivity in Japan expires in 2016.
(m)	Exclusivity period is based on regulatory data protection.

Below is a summary of the indication, intellectual property position, product partner, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and, where applicable, the EU, Japan and Canada.

Cardiovascular

PLAVIX*

Clopidogrel bisulfate is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome.

In 2009, the U.S. PLAVIX* label was updated with new warnings on the use of PRILOSEC* (omeprazole) and certain other drugs that could interfere with PLAVIX* by reducing its effectiveness. The label was also updated to include warnings about the variability of response attributed to CYP 2C19 genetic polymorphisms. We are currently in discussions with the U.S. Food and Drug Administration (FDA) about possible additional changes to the U.S. PLAVIX* label.

Clopidogrel bisulfate was codeveloped and is jointly marketed with sanofi-aventis (sanofi). For more information about our alliance with sanofi, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The composition of matter patent in the U.S. currently expires in November 2011 (not including a possible six month pediatric extension), and is the subject of patent litigation in the U.S. with Apotex and other generic companies, as well as in other less significant jurisdictions. For more information about these litigation matters, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

In the EU, regulatory data exclusivity protection expired in July 2008. In most of the major markets within Europe, PLAVIX* benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. In the remainder of EU member countries, however, there is no composition of matter patent covering clopidogrel bisulfate. PLAVIX* is subject to competition in many markets of the EU from both generic clopidogrel bisulfate in those markets where there is no composition of matter patent and from alternative salt forms of clopidogrel over which we and sanofi hold no patent.

We obtain our bulk requirements for clopidogrel bisulfate from sanofi and a third-party. Both the Company and sanofi finish the product in our own facilities.

AVAPRO*/AVALIDE*	Irbesartan/irbesartan-hydrochlorothiazide is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy.

Irbesartan was codeveloped and is jointly marketed with sanofi. For more information about our alliance with sanofi, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The basic composition of matter patent in the U.S. expires in 2012 (including a pediatric extension) and in most countries in the EU in 2012 to 2013. Data exclusivity in the EU expired in August 2007 for AVAPRO* and in October 2008 for AVALIDE*.

Irbesartan is manufactured by both the Company and sanofi. We manufacture our bulk requirements for irbesartan and finish AVAPRO*/AVALIDE* in our facilities. For AVALIDE*, we purchase bulk requirements for hydrochlorothiazide from a third-party.

Virology

REYATAZ	Atazanavir sulfate is a protease inhibitor for the treatment of HIV. REYATAZ was launched in the U.S. in July 2003.

We developed atazanavir under a worldwide license from Novartis Pharmaceutical Corporation (Novartis) for which a royalty is paid based on a percentage of net sales. We are entitled to promote REYATAZ for use in combination with NORVIR* (ritonavir) under a non-exclusive license agreement with Abbott Laboratories, as amended, for which a royalty is paid based on a percentage of net sales.

Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., the major EU member countries and Japan. Data exclusivity in the EU expires in 2014. Two U.S. patents are the subject of patent litigation in the U.S. For more information about this litigation matter, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

We manufacture our bulk requirements for atazanavir and finish the product in our facilities.

SUSTIVA Franchise

Efavirenz, the active ingredient in SUSTIVA, is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. The SUSTIVA Franchise includes SUSTIVA, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz which is included in the combination therapy ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining our SUSTIVA and Gilead Sciences, Inc.’s (Gilead) TRUVADA* (emtricitabine and tenofovir disoproxil fumarate). ATRIPLA* is the first complete Highly Active Antiretroviral Therapy treatment product for HIV available in the U.S. in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and help simplify HIV therapy for patients and providers. For more information about our arrangement with Gilead, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Rights to market efavirenz in the U.S., Canada, the United Kingdom (UK), France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. for a royalty based on a percentage of net sales.

The composition of matter patent for efavirenz in the U.S. expires in 2013, but a method of use patent for the treatment of HIV infection expires in 2014, with a possible six month pediatric extension.

Market exclusivity for SUSTIVA is expected to expire in 2013 in countries in the EU; we do not, but another company does, market efavirenz in Japan. Certain ATRIPLA* patents are the subject of patent litigation in the U.S. At this time, our patents covering efavirenz composition of matter and method of use have not been challenged. For more information about this litigation matter, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

We obtain our bulk requirements for efavirenz from third parties and produce finished goods in our facilities. We provide bulk efavirenz to Gilead, who is responsible for producing the finished ATRIPLA* product.

BARACLUDE

Entecavir is a potent and selective inhibitor of hepatitis B virus that was approved by the FDA in March 2005 for the treatment of chronic hepatitis B infection. BARACLUDE was discovered and developed internally. It has also been approved and is marketed in over 50 countries outside of the U.S., including China, Japan and the EU.

We have a composition of matter patent that expires in the U.S. in 2015. The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. There is uncertainty about China’s exclusivity laws and, due to this uncertainty, it is possible that one or more companies in China could receive marketing authorization from China’s health authority at any time to produce and market a generic form of entecavir in China.

We manufacture our bulk requirements for entecavir and finish the product in our facilities.

Oncology

ERBITUX*

Cetuximab is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX*, a biological product, is approved for the treatment in combination with irinotecan for patients with EGFR-expressing metastatic colorectal cancer (mCRC) who have failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. The FDA has also approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. Specifically, ERBITUX* was approved for use in combination with radiation therapy, for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck and, as a single agent, for the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck for whom prior platinum-based therapy has failed.

In October 2008, the FDA accepted for filing a supplemental Biologics License Application (sBLA) for the first-line squamous cell carcinoma of the head and neck and granted it a priority review status. The FDA has since requested interim data from an additional study to complete the review of this application. We continue to work with the FDA to provide the requested information.

ERBITUX* is marketed in North America by us under an agreement with ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly). We share copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 with ImClone, Merck KGaA and Merck Japan. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer. For a description of our alliance with ImClone, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

There is no patent that specifically claims the composition of matter of cetuximab, the active molecule in ERBITUX*. ERBITUX* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2017. The inventorship of this use patent was challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda). Pursuant to a settlement agreement executed and announced in December 2007 by ImClone, sanofi and Yeda to end worldwide litigation related to the use patent, sanofi and Yeda granted ImClone a worldwide license under the use patent. The settlement agreement did not change the distribution fee we pay to ImClone on ERBITUX* sales.

Yeda has the right to license the use patent to others. Yeda’s license of the patent to third parties could result in product competition for ERBITUX* that might not otherwise occur. We are unable to assess whether and to what extent any such competitive impact will occur or to quantify any such impact. However, Yeda has granted Amgen Inc. (Amgen) a license under the use patent. Amgen received FDA approval to market an EGFR-product that competes with ERBITUX*.

We obtain our finished goods requirements for cetuximab for use in North America from Lilly. Lilly manufactures bulk requirements for cetuximab in its own facilities and finishing is performed by a third-party for Lilly. For a description of our supply agreement with Lilly, see “—Manufacturing and Quality Assurance” below.

SPRYCEL

Dasatinib is a multi-targeted tyrosine kinase inhibitor approved for treatment of adults with all phases of chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate), and for the treatment of adults with Philadelphia chromosome-positive acute lymphoblastic leukemia with resistance or intolerance to prior therapy.

A patent term extension has been granted in the U.S. extending the term on the basic composition of matter patent covering dasatinib until June 2020. In several EU countries, the patent is pending and upon grant, would expire in April 2020 (excluding term extensions). In the U.S., New Chemical Entity regulatory exclusivity protection expires in 2011, and Orphan Drug Exclusivity expires in 2013, which protects the product from generic applications for the currently approved orphan indications only.

Dasatinib was discovered and developed internally. In April 2009, we entered into an oncology collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) covering SPRYCEL and IXEMPRA (ixabepilone). For more information about our arrangement with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

We manufacture our bulk requirements for dasatinib and finish the product in our facilities.

IXEMPRA

Ixabepilone is a microtubule inhibitor belonging to a class of antineoplastic agents, the epothilones and their analogs. In 2007, the FDA approved ixabepilone in combination with capecitabine for the treatment of patients with metastatic or locally-advanced breast cancer resistant to treatment with an anthracycline and a taxane, or whose cancer is taxane resistant and for whom further anthracycline therapy is contraindicated, and in monotherapy for the treatment of metastatic or locally-advanced breast cancer in patients whose tumors are resistant or refractory to anthracyclines, taxanes and capecitabine. We withdrew the marketing authorization application in the EU in March 2009.

The basic composition of matter patent protecting ixabepilone in the U.S. is due to expire in May 2018, and a patent term extension has been requested which, upon grant, would extend the patent term until September 2020. In the U.S., New Chemical Entity regulatory exclusivity protection expires in 2012.

Ixabepilone was developed by us, but is subject to a license agreement with Helmholtz Zentrum fur Infektionsforschung GmbH (HZI), relating to epothilone technologies for which we pay a royalty based on a percentage of net sales. In April 2009, we entered into an oncology collaboration agreement with Otsuka covering SPRYCEL and IXEMPRA. For more information about our arrangement with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

We manufacture our bulk requirements for ixabepilone in our facilities including the manufacturing of the active ingredient. The drug product, which comprises a pharmaceutical kit, is finished by Baxter Oncology GmbH.

Neuroscience

ABILIFY*	Aripiprazole is an atypical antipsychotic agent for patients with schizophrenia, bipolar mania disorder and major depressive disorder.

We have a global commercialization agreement with Otsuka, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. For more information about our arrangement with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The basic U.S. composition of matter patent for ABILIFY* expires in April 2015 (including the granted patent term extension and six month pediatric extension). The basic composition of matter patent protecting aripiprazole is the subject of patent litigation in the U.S. Otsuka has sole rights to enforce this patent. For more information about this litigation matter, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

A composition of matter patent is in force in Germany, the UK, France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplementary protection certificate in all of the above countries except Romania and Denmark. Data exclusivity in the EU expires in 2014.

We obtain our bulk requirements for aripiprazole from Otsuka. Both the Company and Otsuka finish the product in our own facilities.

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

We have a series of patents covering abatacept and its method of use. A patent term extension has been granted for one of the composition of matter patents, extending the term of the patent to 2019. In the majority of the EU countries, we have a patent covering abatacept that expires in 2012. In a majority of these EU countries, we have applied for supplementary protection certificates, which would extend the term of the patent if granted. Data exclusivity in the EU expires in 2017.

We obtain bulk abatacept from a third-party and from our manufacturing facilities. We finish the product in our facilities.

Metabolics

ONGLYZA	Saxagliptin, a dipeptidyl peptidase-4 inhibitor, is an oral compound indicated for the treatment of type 2 diabetes as an adjunct to diet and exercise.

ONGLYZA was discovered internally. We have a worldwide (except Japan) codevelopment and cocommercialization agreement with AstraZeneca PLC (AstraZeneca) for saxagliptin. For more information about our arrangement with AstraZeneca and with Otsuka for Japan, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

We own a patent covering saxagliptin as composition of matter that expires in 2021 in the U.S.

We manufacture our bulk requirements for saxagliptin in our facilities including the manufacturing of the active ingredient. Both the Company and a third-party finish the product in each of their own facilities.

Emerging Markets

We have refined our focus on emerging markets which represent significant opportunities for growth. Such markets are characterized by strong economic development, a rising gross domestic product, a growing middle class and increasing wealth amongst the middle class as well as a demand for quality healthcare. Emerging markets may provide most of the growth opportunity in the pharmaceuticals industry by the middle of the next decade. Our strategy to capitalize on this growth opportunity is an innovation-focused approach. With this approach, we will develop and commercialize select, innovative products in key high-growth markets tailoring the approach to each market individually. We have identified five emerging markets on which to focus – Brazil, Russia, India, China and Turkey. The emerging public health interests of these countries best align with our strategy as well as our current portfolio and pipeline. These countries have also been identified as having improving intellectual property protection. In order to capitalize on the growth opportunities in the emerging markets, we must balance related risks as well as develop innovative pricing and access strategies to make products accessible to patients and provide a reasonable return on investment. These risks include intellectual property protection, currency volatility, reimbursement issues, government stability and scale issues in these markets and are being addressed.

Research and Development

We invest heavily in research and development (R&D) because we believe it is critical to our long-term competitiveness. We have major R&D facilities in Princeton, Hopewell and New Brunswick, New Jersey, Wallingford, Connecticut and Milpitas, California. Pharmaceutical research and development is also carried out at various other facilities in the U.S., Belgium, Canada, the UK and India. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our research and development activities.

We spent $3.6 billion in 2009, $3.5 billion in 2008 and $3.2 billion in 2007 on research and development activities. Research and development spending includes payments under third-party collaborations and contracts. At the end of 2009, we employed approximately 8,000 people in R&D activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We concentrate our biopharmaceutical research and development efforts in the following disease areas with significant unmet medical need: affective (psychiatric) disorders, Alzheimer’s/dementia, cardiovascular (primarily atherosclerosis/thrombosis), diabetes, hepatitis, HIV/AIDS, obesity, oncology, rheumatoid arthritis and related diseases and solid organ transplant. We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

Our drug discovery program includes many alliances and collaborative agreements. These agreements bring new products into the pipeline and help us remain on the cutting edge of technology in the search for novel medicines. In drug development, we engage the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products.

Drug development is time consuming, expensive and risky. In the development of human health products, industry practice and government regulations in the U.S., the EU and most foreign countries provide for the determination of effectiveness and safety of new molecular entities through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the U.S.

or the EU, recorded data on preclinical and clinical experiences are included in the product applications to the FDA or European Medicines Agency (EMA), respectively, for the required regulatory approval.

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

Listed below are several late-stage investigational compounds that we have in Phase III clinical trials for at least one potential indication. Whether or not any of these or our other investigational compounds ultimately becomes one of our marketed products depends on the results of clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. However, as noted above, there can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound that is approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below includes patent term extensions that have been granted but does not include potential patent term extensions.

Apixaban

Apixaban, an oral Factor Xa inhibitor, is in Phase III clinical trials for the prevention of venous thromboembolic disorders, the treatment of acute coronary syndrome and stroke prevention in atrial fibrillation. In April 2007, we entered into a worldwide agreement with Pfizer, Inc. (Pfizer) for the codevelopment and cocommercialization of apixaban. We own a patent covering apixaban as composition of matter that expires in 2023 in the U.S.

Belatacept

Belatacept, a biological product, is a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. In September 2009, the FDA accepted for filing and review our submission of a biologic license application for belatacept, and the Prescription Drug User Fee Act (PDUFA) goal for FDA action is May 1, 2010. In January 2010, the FDA announced that its Cardiovascular and Renal Drugs Advisory Committee plans to meet on March 1, 2010 to provide advice regarding this application. We own a patent covering belatacept as composition of matter that expires in 2022 in the U.S.

Brivanib

Brivanib is an oral small molecule dual kinase inhibitor that blocks both the VEGF receptor and the FGF receptor. It is currently in Phase III trials as an anti-cancer treatment with potential use in hepatocellular carcinoma and colorectal cancer. We own a patent covering brivanib as composition of matter that expires in 2023 in the U.S.

Dapagliflozin

Dapagliflozin is an oral compound for the potential treatment of diabetes is currently in Phase III clinical trials. We have entered into an agreement with AstraZeneca for the codevelopment and cocommercialization of dapagliflozin worldwide. We own a patent covering dapagliflozin as composition of matter that currently expires in October 2020 in the U.S.

Ipilimumab

Ipilimumab, a biologic product, is a monoclonal antibody currently in Phase III development for the treatment of metastatic melanoma. It is also being studied for lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer. It is in a novel class of agents intended to potentiate elements of the immunologic response. The compound was discovered by Medarex which is now our subsidiary. We own a patent covering ipilimumab as composition of matter that currently expires in 2022 in the U.S.

Necitumumab (11F8)

Necitumumab is a fully human monoclonal antibody being investigated as an anticancer treatment, which was discovered by ImClone and is part of the alliance between the Company and Lilly. It has been studied outside the U.S. in lung cancer and colorectal cancer and is in Phase III trials in non small cell lung cancer. Lilly owns a patent covering 11F8 as composition of matter that expires in 2025 in the U.S.

XL-184

XL-184 is an oral anticancer compound, which was discovered by and licensed from Exelixis and is in Phase III clinical trials for medullary thyroid cancer. XL-184 targets three enzymes: MET, which encourages tumor cell survival and movement, VEGF2, which helps tumors develop new blood vessels, and RET, which is also involved in cell growth and migration and is found in many thyroid cancers. Exelixis owns a patent covering XL-184 as composition of matter that expires in 2024, which is exclusively licensed to us.

We recently terminated our development program for tanespimycin, which was in Phase III trials for the potential treatment of multiple myeloma.

Strategic Alliances and Collaborations

We enter into strategic alliances and collaborations with third parties, some of which give us rights to develop, manufacture, market and/or sell pharmaceutical products that are owned by third parties and some of which give third parties the rights to develop, manufacture, market and/or sell pharmaceutical products that are owned by us. These alliances and collaborations can take many forms, including licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures. Such alliances and arrangements reduce the risk of incurring all research and development expenses for compounds that do not lead to revenue-generating products; however, profitability on alliance products are generally lower, sometimes substantially so, than profitability on our own products that are not partnered because profits from alliance products are shared with our alliance partners. While there can be no assurance that new alliances will be formed, we actively pursue such arrangements and view alliances as an important complement to our own discovery and development activities.

Each of our strategic alliances and arrangements with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 180 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize this product. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and has not been dismissed) or a material breach by the other party has occurred (and not been cured). A number of alliance agreements also permit the collaborator or us to terminate without cause, typically exercisable with substantial advance written notice and often exercisable only after a specified period of time has elapsed after the collaboration agreement is signed. Our strategic alliances and arrangements typically do not otherwise contain provisions that provide the other party the right to terminate the alliance on short notice.

In general, we do not retain any rights to a product brought to an alliance by another party or to the other party’s intellectual property after an alliance terminates. The loss of rights to one or more products that are marketed and sold by us pursuant to a strategic alliance arrangement could be material to our results of operations and cash flows, and, in the case of PLAVIX* or ABILIFY*, could be material to our financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of our strategic alliances and arrangements generally are co-extensive with the exclusivity period and may vary on a country-by-country basis.

Our most significant current alliances and arrangements for both currently marketed products and investigational compounds are described below.

Current Marketed Products—In-Licensed

sanofi We have agreements with sanofi for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* and PLAVIX*. AVAPRO*/AVALIDE* is copromoted in certain countries outside the U.S. under the tradename APROVEL*/COAPROVEL* and comarketed in certain countries outside the U.S. by us under the tradename KARVEA*/KARVEZIDE*. PLAVIX* is copromoted in certain countries outside the U.S. under the tradename PLAVIX* and comarketed in certain countries outside the U.S. by us under the tradename ISCOVER*.

The worldwide alliance operates under the framework of two geographic territories, one covering certain European and Asian countries, referred to as Territory A, and one covering the U.S., Puerto Rico, Canada, Australia and certain Latin American countries, referred to as Territory B. Territory B is managed by two separate sets of agreements: one for PLAVIX* in the U.S. and Puerto Rico and both products in Australia, Mexico, Brazil, Colombia and Argentina and a separate set of agreements for AVAPRO*/AVALIDE* in the U.S. and Puerto Rico only. Within each territory, a territory partnership exists to supply finished product to each country within the territory and to manage or contract for certain central expenses such as marketing, research and development and royalties. Countries within Territories A and B are structured so that our local affiliate and sanofi’s local affiliate either comarket separate brands (i.e., each affiliate operates independently and competes with the other by selling the same product under different trademarks), or copromote a single brand (i.e., the same product under the same trademark).

Within Territory A, the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China (clopidogrel bisulfate only). We sell ISCOVER* and KARVEA*/KARVEZIDE* and sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries, except China, where we retain the right to, but do not currently comarket ISCOVER*. The Company and sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the UK, Belgium, Netherlands, Switzerland and Portugal. In addition, the Company and sanofi copromote PLAVIX* in Austria, Italy, Ireland, Denmark, Finland, Norway, Sweden, Taiwan, Korea, Singapore and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. Sanofi acts as the operating partner for Territory A and owns a 50.1% financial controlling interest in this territory. Our ownership interest in this territory is 49.9%. We account for the investment in partnership entities in Territory A under the equity method and recognize our share of the results in equity in net income of affiliates. Our share of net income from these partnership entities before taxes was $558 million in 2009, $632 million in 2008 and $526 million in 2007.

Within Territory B, the Company and sanofi copromote PLAVIX* and AVAPRO*/AVALIDE* in the U.S., Canada and Puerto Rico. The other Territory B countries, Australia, Mexico, Brazil, Colombia (clopidogrel bisulfate only) and Argentina are comarketing countries. We act as the operating partner for Territory B and own a 50.1% majority controlling interest in this territory. As such, we consolidate all partnership results in Territory B and recognize sanofi’s share of the results as net earnings attributable to noncontrolling interest, net of taxes, which was $1,159 million in 2009, $976 million in 2008 and $746 million in 2007.

We recognized net sales in Territory B and Territory A comarketing countries of $7.4 billion in 2009, $6.9 billion in 2008 and $6.0 billion in 2007.

The territory partnerships are governed by a series of committees with enumerated functions, powers and responsibilities. Each territory has two senior committees which have final decision-making authority with respect to that territory as to the enumerated functions, powers and responsibilities within their jurisdictions.

The agreements with sanofi expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights relating to the products in the applicable territory.

The alliance arrangements may be terminated by sanofi or us, either in whole or in any affected country or Territory, depending on the circumstances, in the event of (i) voluntary or involuntary bankruptcy or insolvency, which in the case of involuntary bankruptcy continues for 60 days or an order or decree approving same continues unstayed and in effect for 30 days; (ii) a material breach of an obligation under a major alliance agreement that remains uncured for 30 days following notice of the breach except where commencement and diligent prosecution of cure has occurred within 30 days after notice; (iii) deadlocks of one of the senior committees which render the continued commercialization of the product impossible in a given country or Territory; (iv) an increase in the combined cost of goods and royalty which exceeds a specified percentage of the net selling price of the product; or (v) a good faith determination by the terminating party that commercialization of a product should be terminated for reasons of patient safety.

In the case of each of these termination rights, the agreements include provisions for the termination of the relevant alliance with respect to the applicable product in the applicable country or territory or, in the case of a termination due to bankruptcy or insolvency or material breach, both products in the applicable territory. Each of these termination procedures is slightly different; however, in all events, we could lose all rights to either or both products, as applicable, in the relevant country or territory even in the case of a bankruptcy or insolvency or material breach where we are not the defaulting party.

For further discussion of our strategic alliance with sanofi, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Otsuka We maintain a worldwide commercialization agreement with Otsuka, to codevelop and copromote ABILIFY* (the ABILIFY* Agreement), except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. We also have a collaboration agreement with Otsuka relating to certain oncology products (the Oncology Agreement), which is more fully described under “—Current Marketed Products—Internally Discovered” below.

Under the terms of the ABILIFY* Agreement, as amended, we purchase the product from Otsuka and perform finish manufacturing for sale by us or Otsuka to third-party customers. The ABILIFY* Agreement expires in April 2015 in the U.S and in June 2014 in all EU countries. In each other country where we have the exclusive right to sell ABILIFY*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country.

In the U.S., Germany, France and Spain, the product is invoiced to third-party customers by us on behalf of Otsuka and we recognize alliance revenue for our contractual share of third-party net sales. In Germany, France and Spain, our contractual share is 65% of net sales and we recognize all expenses related to the product. In the U.S., our contractual share was 65% of net sales in 2009 and will be 58% in 2010, under the terms of our agreement with Otsuka to extend the U.S. portion of the ABILIFY* Agreement described more fully below. We recognized all expenses related to the product in 2009, although in 2010 Otsuka is responsible for 30% of commercialization expenses related to the product in the U.S. In the UK and Italy, where we are presently the exclusive distributor for the product, we recognize 100% of the net sales and related cost of products sold and expenses. We also have an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries we recognize 100% of the net sales and related cost of products sold.

In April 2009, the Company and Otsuka extended the U.S. portion of the ABILIFY* Agreement until the expected loss of product exclusivity in April 2015. Under the terms of the extension, we paid Otsuka $400 million. Beginning on January 1, 2010, the share of U.S. net sales that we recognize for ABILIFY* changed from 65% to the following:

Share as a % of U.S. Net Sales
2010	58.0%
2011	53.5%
2012	51.5%

During this period, Otsuka will be responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY* in the U.S.

Beginning January 1, 2013, and through the expected loss of U.S. exclusivity in April 2015, we will receive the following percentages of U.S. annual net sales:

Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

During this period, Otsuka will be responsible for 50% of all U.S. expenses related to the commercialization of ABILIFY* in the U.S.

The U.S. portion of the ABILIFY* Agreement and the Oncology Agreement described below include a change-of-control provision if we are acquired. If the acquiring company does not have a competing product to ABILIFY*, then the new company will assume the ABILIFY* Agreement (as amended) and the Oncology Agreement as it currently exists. If the acquiring company has a product that competes with ABILIFY*, Otsuka can elect to request the acquiring company to choose whether to divest ABILIFY* or the competing product. In the scenario where ABILIFY* is divested, Otsuka would be obligated to acquire our rights under the ABILIFY* Agreement (as amended) at a price according to a predetermined schedule. The agreements also provide that in the event of a generic competitor to ABILIFY* after January 1, 2010, we have the option of terminating the ABILIFY* April 2009 amendment (with the agreement as previously amended remaining in force). If we were to exercise such option then either (i) we would receive a payment from Otsuka according to a pre-determined schedule and the Oncology Agreement would terminate at the same time or (ii) the Oncology Agreement would continue for a truncated period according to a pre-determined schedule.

Early termination of the ABILIFY* Agreement is immediate upon notice in the case of (i) voluntary bankruptcy, (ii) where minimum payments are not made to Otsuka, or (iii) first commercial sale has not occurred within three months after receipt of all necessary approvals, 30 days where a material breach has occurred (and not been cured or commencement of cure has not occurred within 90 days after notice of such material breach) and 90 days in the case where an involuntary bankruptcy petition has been filed (and has not been dismissed). In addition, termination is available to Otsuka upon 30 days notice in the event that we were to challenge Otsuka’s patent rights or, on a market-by-market basis, in the event that we were to market a product in direct competition with ABILIFY*. Upon termination or expiration of the ABILIFY* Agreement, we do not retain any rights to ABILIFY*.

We recognized net sales for ABILIFY* of $2.6 billion in 2009, $2.2 billion in 2008 and $1.7 billion in 2007. In addition to the $400 million extension payment, total upfront licensing and milestone payments made to Otsuka under the ABILIFY* Agreement through 2009 were $217 million.

For a discussion of our Oncology Agreement with Otsuka, see “—Current Marketed Products—Internally Discovered” below. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Lilly We have a commercialization agreement with Lilly through Lilly’s subsidiary ImClone covering ERBITUX* in the U.S. as well as rights in Canada and Japan to the extent the product is commercialized in such countries. Under the agreement, covering North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America and the parties share profits evenly in Japan. The parties share royalties payable to third parties pursuant to a formula set forth in the commercialization agreement. We purchase all of our commercial requirements for bulk ERBITUX* from Lilly at a price equal to Lilly’s manufacturing cost plus 10%. The agreement expires as to ERBITUX* in North America in September 2018.

Early termination is available based on material breach and is effective 60 days after notice of the material breach (and such material breach has not been cured or commencement of cure has not occurred), or upon six months notice from us if there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of the product. Upon termination or expiration of the alliance, we do not retain any rights to ERBITUX*.

We share codevelopment and copromotion rights to ERBITUX* with Merck KGaA in Japan under an agreement signed in October 2007, and expiring in 2032, with Lilly, Merck KGaA and Merck Japan. Lilly has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for it to continue. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer.

We recognized net sales for ERBITUX* of $683 million, $749 million and $692 million in, 2009, 2008 and 2007, respectively.

For further discussion of the our strategic alliance with Lilly, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Gilead We have a joint venture with Gilead to develop and commercialize ATRIPLA* in the U.S., Canada and Europe. The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S., Canada, throughout the EU and certain other European countries, and both provide funding and field-based sales representatives in support of promotional efforts for ATRIPLA*. Gilead recognizes 100% of ATRIPLA* revenues in the U.S., Canada and most countries in Europe. Our revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue to approximate revenue for the SUSTIVA brand. We recognized efavirenz revenues of $869 million, $582 million and $335 million in 2009, 2008 and 2007, respectively, related to ATRIPLA* net sales.

The joint venture between the Company and Gilead will continue until terminated by mutual agreement of the parties or otherwise as described below. In the event of a material breach by one party, the non-breaching party may terminate the joint venture only if both parties agree that it is both desirable and practicable to withdraw the combination product from the markets where it is commercialized. At such time as one or more generic versions of a party’s component product(s) appear on the market in the U.S., the other party will have the right to terminate the joint venture and thereby acquire all of the rights to the combination product, both in the U.S. and Canada; however, for three years the terminated party will continue to receive a percentage of the net sales based on the contribution of bulk component(s) to ATRIPLA*, and otherwise retains all rights to its own product(s).

For further discussion of our strategic alliance with Gilead, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Current Marketed Products—Internally Discovered

AstraZeneca In January 2007, we entered into a worldwide (except for Japan) codevelopment and cocommercialization agreement with AstraZeneca for ONGLYZA (the Saxagliptin Agreement). The Company and AstraZeneca are also parties to a codevelopment and cocommercialization agreement for dapagliflozin, which is described below under “—Investigational Compounds Under Development—Internally Discovered.”

We manufacture ONGLYZA and, with certain limited exceptions, recognize net sales in most key markets. We received $250 million in upfront licensing and milestone payments from AstraZeneca for meeting certain development and regulatory milestones on ONGLYZA and could receive up to an additional $100 million if all remaining development and regulatory milestones under the Saxagliptin Agreement are met and up to an additional $300 million if all sales-based milestones are met. The majority of costs under the initial development plans through 2008 were paid by AstraZeneca and additional development costs are generally shared equally. We expense ONGLYZA development costs, net of AstraZeneca’s share, in research and development. The two companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis, excluding Japan.

For further discussion of our strategic alliance with AstraZeneca, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Otsuka Simultaneously with the extension of the ABILIFY* Agreement, in April 2009, the Company and Otsuka entered into an Oncology Agreement for SPRYCEL and IXEMPRA, which includes the U.S., Japan and the EU markets (the Oncology Territory). Beginning in 2010 through 2020, the collaboration fees that we will pay to Otsuka annually are the following percentages of the aggregate net sales of SPRYCEL and IXEMPRA in the Oncology Territory:

	% of Net Sales
	2010 - 2012	2013 - 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 million to $800 million	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

During these periods, Otsuka will contribute (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products in the Oncology Territory, and (ii) 1% of such commercial operational expenses relating to the products in the Oncology Territory in excess of $175 million. Starting in 2011, Otsuka will have the right to copromote SPRYCEL with us in the U.S. and Japan and in 2012, in the top five EU markets.

The Oncology Agreement expires with respect to SPRYCEL and IXEMPRA in 2020 and includes the same change-of-control provision if we were acquired as the ABILIFY* Agreement described above.

For a discussion of our ABILFY* Agreement with Otsuka, see “—Current Marketed Products—In-Licensed” above. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Investigational Compounds Under Development—In-Licensed

Exelixis In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL-184 and a license for XL-281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, we paid Exelixis $195 million upon execution of the agreement and an additional $45 million in 2009. Exelixis will fund the first $100 million of development for XL-184. If Exelixis elects to continue sharing development costs and elects to copromote in the U.S., Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits and losses equally; failing such elections, Exelixis receives milestones and royalties on U.S. net sales. Royalty percentage rates are tiered based on net sales. We will fund 100% of development costs in Japan. In addition to royalties on non-U.S. net sales, we could pay up to $610 million if all development and regulatory milestones are met on both compounds and up to an additional $300 million if all sales-based milestones are met on both compounds.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. In January 2007, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is pursing the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, we paid Exelixis $100 million of upfront licensing and milestone payments to date. If Exelixis elects to fund development costs and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts-out of the codevelopment and copromotion agreement, we will take over full development and U.S. commercial rights, and, if successful, will pay Exelixis development and regulatory milestones up to $380 million and up to an additional $180 million of sales-based milestones, as well as royalties. Royalty percentage rates are tiered based on net sales.

Since July 2001, we have held an equity interest in Exelixis, which at December 31, 2009 represented less than 1% of their outstanding shares.

ZymoGenetics In January 2009, the Company and ZymoGenetics, Inc. (ZymoGenetics) entered into a global codevelopment arrangement in the U.S. for PEG-Interferon lambda, a novel type 3 interferon for the treatment of hepatitis C. Under the terms of the arrangement, we paid ZymoGenetics $200 million of upfront licensing and milestone payments in 2009. ZymoGenetics will fund the first $100 million of global development for PEG-Interferon lambda after which ZymoGenetics will fund 20% of development costs in the U.S. and Europe and we will fund 80% of the development costs in the U.S. and Europe and 100% of the development costs in the rest of the world. If ZymoGenetics elects to continue sharing development and commercialization costs in the U.S., ZymoGenetics will share 40% of U.S. profits and losses and has an option to copromote in the U.S. Failing such election to fund development costs in the U.S., ZymoGenetics will receive royalties on U.S. net sales. Royalty percentage rates are tiered based on net sales. We will pay ZymoGenetics royalties on all non-U.S. net sales. In addition, we could pay up to $335 million if all hepatitis C development and regulatory milestones are met; up to $287 million if development and regulatory milestones for other potential indications are met; and up to an additional $285 million if all sales-based milestones are met.

For further discussion of our strategic alliance with ZymoGenetics, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Lilly In January 2010, the Company and Lilly restructured the ERBITUX commercialization agreement to provide for the co-development and co-commercialization of necitumumab (IMC-11F8), a fully human antibody currently in Phase III development for non-small cell lung cancer. As restructured, both companies will share in the cost of developing and will share in the profits and losses upon commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. We will fund 55% of development costs for studies that will be used only in the U.S. and will fund 27.5% for global studies. We will pay $250 million to Lilly as a milestone payment if first approval is granted in the U.S. In the U.S. and Canada, we will recognize sales and receive 55% of the profits for necitumumab. Lilly will provide 50% of the selling effort. In Japan, the Company and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration until both parties agree to terminate. Lilly will manufacture the bulk requirements and we will finish the product.

Alder In November 2009, the Company and Alder Biopharmaceuticals, Inc. (Alder) entered into a global agreement for the development and commercialization of ALD518, a novel biologic that has completed Phase IIa development for the treatment of rheumatoid arthritis. Under the terms of the collaboration agreement, Alder granted us worldwide exclusive rights to develop and commercialize ALD518 for all potential indications except cancer, for which Alder retains rights and has granted us an option to codevelop and have exclusive rights to cocommercialize outside the United States. We paid Alder an $85 million upfront licensing payment in 2009, all of which was expensed as research and development. In addition, we could pay up to $764 million of development-based and regulatory-based milestone payments, potential sales-based milestones which, under certain circumstances, may exceed $200 million, and royalties on net sales. Royalty percentage rates are tiered based on net sales. If we choose the option to pursue cancer indications then we could pay up to an additional $185 million of development-based and regulatory-based milestone payments, the aforementioned sales-based milestones and royalties on net sales. Royalty percentage rates are tiered based on net sales.

Investigational Compounds Under Development—Internally Discovered

AstraZeneca As mentioned above, we have a worldwide codevelopment and cocommercialization agreement with AstraZeneca for dapagliflozin (the SGLT2 Agreement). Dapagliflozin is being studied for the potential treatment of diabetes and was discovered by us.

Under the SGLT2 Agreement, we have received $50 million of upfront licensing payments from AstraZeneca and could receive up to $350 million more if all development and regulatory milestones are met for dapagliflozin and up to an additional $390 million if all sales-based milestones are met. The majority of costs under the initial plans through 2009 were paid by AstraZeneca and any additional development costs will generally be shared equally except for Japan, where AstraZeneca bears substantially all of the development costs prior to approval of the first indication. We expense dapagliflozin development costs, net of our alliance partner’s share, in research and development. Under the SGLT2 Agreement, like with the Saxagliptin Agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses for dapagliflozin equally on a global basis, and we will manufacture dapagliflozin and, with certain limited exceptions, recognize net sales in most key markets. With respect to Japan, AstraZeneca has operational and cost responsibility for all development and regulatory activities on behalf of the collaboration, though the two companies will jointly market the product in Japan, sharing all commercialization expenses and activities and splitting profits and losses equally like in the rest of the world. We will also manufacture dapagliflozin and recognize net sales in Japan, like in the rest of the world. Dapagliflozin is currently being studied in Phase II clinical trials in Japan.

For further discussion of our strategic alliance with AstraZeneca, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Pfizer The Company and Pfizer are parties to a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by us and being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. Pfizer funds 60% of all development costs since January 2007 and we fund 40%. We have received $464 million in upfront licensing and milestone payments from Pfizer to date and could receive up to an additional $630 million from Pfizer if all development and regulatory milestones are met. The companies jointly develop the clinical and marketing strategy of apixaban, and will share commercialization expenses and profits and losses equally on a global basis.

For further discussion of our strategic alliance with Pfizer, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Otsuka In January 2007, we granted Otsuka exclusive rights in Japan to develop and commercialize ONGLYZA. We are entitled to receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of

ONGLYZA in Japan. We retained rights to copromote ONGLYZA with Otsuka in Japan. Otsuka is responsible for all development costs in Japan.

Royalty and Other Licensing Arrangements

In addition to the strategic alliances described above, we have other in-licensing and out-licensing arrangements. With respect to in-licenses, we have agreements with Novartis for REYATAZ and with HZI for IXEMPRA, among others. Based on our current expectations with respect to the expiration of market exclusivity in our significant markets, the licensing arrangements with Novartis for REYATAZ are expected to expire in 2017 in the U.S., the EU and Japan; and arrangements with HZI for IXEMPRA are expected to expire in 2017 in the U.S., and on the 10th anniversary of the first commercial sale in the EU and Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU, Japan and Canada, see “—Products” above.

As a result of our acquisition of Medarex, Inc. (Medarex) in August 2009, we own certain compounds out-licensed to third parties for development and commercialization. We expect to receive milestone payments as these compounds move through the regulatory process and royalties based on product sales, if and when the products are commercialized.

Intellectual Property and Product Exclusivity

We own or license a number of patents in the U.S. and foreign countries primarily covering our products. We have also developed many brand names and trademarks for our products. We consider the overall protection of our patents, trademarks, licenses and other intellectual property rights to be of material value and act to protect these rights from infringement.

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

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., the EU, Japan, Canada and certain other markets, regulatory intellectual property rights are offered as incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can extend the market exclusivity period on a product beyond the patent term.

The U.S., EU, Japan and Canada also each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy, or data protection. In certain markets where patent protection and other forms of market exclusivity may have expired, data protection can be of particular importance. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

Specific aspects of the law governing market exclusivity and data protection for pharmaceuticals vary from country to country. The following summarizes key exclusivity rules in markets representing significant sales:

United States

In the U.S., most of our key products are protected by patents with varying terms depending on the type of patent and the filing date. A significant portion of a product’s patent life, however, is lost during the time it takes an innovative company to develop and obtain regulatory approval of a new drug. As compensation at least in part for the lost patent term, the innovator may, depending on a number of factors, extend the expiration date of one patent up to a maximum term of five years, provided that the extension cannot cause the patent to be in effect for more than 14 years from the date of drug approval.

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical, the company files a New Drug Application (NDA). If the medicine is a biological product, a BLA is filed. The type of application filed affects regulatory exclusivity rights.

A competitor seeking to launch a generic substitute of a chemical innovative drug in the U.S. must file an abbreviated NDA (aNDA) with the FDA. In the aNDA, the generic manufacturer needs to demonstrate only “bioequivalence” between the generic substitute and the approved NDA drug. The aNDA relies upon the safety and efficacy data previously filed by the innovator in its NDA. Currently, under U.S. law, there is no abbreviated path for regulatory approval of generic versions of biological products. However, various bills and draft legislation to change this have been introduced in Congress and the FDA is taking steps toward allowing generic versions of certain biologics.

An innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the Orange Book. Absent a successful patent challenge, the FDA cannot approve an aNDA until after the innovator’s listed patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an aNDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is either invalid or not infringed. This allegation is commonly known as a Paragraph IV certification. The innovator then must decide whether to file a patent infringement suit against the generic manufacturer. From time to time, aNDAs, including Paragraph IV certifications, are filed with respect to certain of our products. We evaluate these aNDAs on a case-by-case basis and, where warranted, file suit against the generic manufacturer to protect our patent rights.

In addition to benefiting from patent protection, certain innovative pharmaceutical products can receive periods of regulatory exclusivity. A NDA that is designated as an orphan drug can receive seven years of exclusivity for the orphan indication. During this time period, neither NDAs nor aNDAs for the same drug product can be approved for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical trials are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity.

Medicines approved under a NDA can also receive several types of regulatory data protection. An innovative chemical pharmaceutical is entitled to five years of regulatory data protection in the U.S., during which competitors cannot file with the FDA for approval of generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its aNDA after the fourth year of the five-year data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in a NDA, but is approved in a new formulation or for a new indication on the basis of new clinical trials, receives three years of data protection for that formulation or indication.

In the U.S., the increased likelihood of generic challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions in the U.S. limit the ability of an innovator company to prevent generic drugs from being approved and launched while patent litigation is ongoing. Third, Congress and the FDA are actively considering ways to develop a regulatory mechanism that allows for regulatory approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required for a full BLA. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.

European Union

Patents on pharmaceutical products are generally enforceable in the EU and, as in the U.S., may be extended to compensate for the patent term lost during the regulatory review process. Such extensions are granted on a country-by-country basis.

The primary route we use to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, and is also available for certain new chemical compounds and products. A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a Marketing Authorization Application (MAA) with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the European Commission (EC) and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states.

After obtaining marketing authorization approval, a company must obtain pricing and reimbursement for the pharmaceutical product, which is typically subject to member state law. In certain EU countries, this process can take place simultaneously while the product is marketed but in other EU countries, this process must be completed before the company can market the new product. The pricing and reimbursement procedure can take months and sometimes years to complete.

Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a marketing authorization application for that product with the health authorities. If the marketing authorization application is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state).

In contrast to the U.S., patents in the EU are not listed with regulatory authorities. Generic versions of pharmaceutical products can be approved after data protection expires, regardless of whether the innovator holds patents covering its drug. Thus, it is possible that an innovator may be seeking to enforce its patents against a generic competitor that is already marketing its product. Also, the European patent system has an opposition procedure in which generic manufacturers may challenge the validity of patents covering innovator products within nine months of grant.

In general, EU law treats chemically-synthesized drugs and biologically-derived drugs the same with respect to intellectual property and data protection. In addition to the relevant legislation and annexes related to biologic medicinal products, the EMA has issued guidelines that outline the additional information to be provided for biosimilar products, also known as generic biologics, in order to review an application for marketing approval.

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

Canada

In Canada as of 2006, medicines of new chemical entities are generally afforded eight years of data exclusivity for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after data exclusivity and patent expirations. Currently, unlike the U.S., Canada has no patent term restoration to compensate for the patent term lost during the regulatory review process.

In Canada, biologics are generally treated the same as chemically-synthesized products with respect to patent rights and regulatory exclusivity. Health Canada has issued draft guidance that outlines the additional information to be provided for Subsequent Entry Biologics, also known as biosimilar products or generic biologics, in order to review an application for marketing approval.

Rest of World

In countries outside of the U.S., the EU, Japan and Canada, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. or the EU (e.g., Switzerland). Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with World Trade Organization (WTO) commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of our innovative drugs in developing countries, we take into account not only formal legal rights but political and other factors as well.

Marketing, Distribution and Customers

We promote our products in medical journals and directly to healthcare providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer print, radio and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research. For a discussion of the regulation of promotion and marketing of pharmaceuticals, see “—Government Regulation and Price Constraints” below.

Through our sales and marketing organizations, we explain the approved uses and advantages of our products to medical professionals. We work to gain access to health authorities, PBM and MCO formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products. Marketing of prescription pharmaceuticals is limited to the approved uses of the particular product, but we continue to develop information about our products and provides such information in response to unsolicited inquiries from doctors and other medical professionals.

Our operations include several marketing and sales organizations. Each organization markets a distinct group of products supported by a sales force and is typically based on particular therapeutic areas or physician groups. These sales forces often focus on selling new products when they are introduced, and promotion to physicians is increasingly targeted at specialists and key primary care physicians.

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross sales to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our total gross sales were as follows:

	2009	2008	2007
McKesson Corporation	25%	24%	22%
Cardinal Health, Inc.	20%	19%	18%
AmerisourceBergen Corporation	15%	14%	13%

Our U.S. business has Inventory Management Agreements (IMAs) with substantially all of our direct wholesaler and distributor customers that allows us to monitor U.S. wholesaler inventory levels and requires those wholesalers to maintain inventory levels that are no more than one month of their demand. The IMAs have one-year terms, through December 31, 2010, subject to certain termination provisions.

Competition

The markets in which we compete are generally broad based and highly competitive. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, service and research and development of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product has greater safety and/or efficacy profile for treating a disease or particular form of disease than one of our products. Our sales also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both.

Generic Competition

One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. In the U.S. and the EU, the regulatory approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. As a result, generic pharmaceutical manufacturers typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Upon the expiration or loss of market exclusivity on a product, we can lose the major portion of sales of that product in a very short period of time.

The rate of sales decline of a product after the expiration of exclusivity varies by country. In general, the decline in the U.S. market is more rapid than in most other developed countries, though we have recently observed rapid declines in a number of EU countries as well. Also, the declines in developed countries tend to be more rapid than in developing countries. The rate of sales decline after the expiration of exclusivity has also historically been influenced by product characteristics. For example, drugs that are used in a large patient population (e.g., those prescribed by key primary care physicians) tend to experience more rapid declines than drugs in specialized areas of medicine (e.g., oncology). Drugs that are more complex to manufacture (e.g., sterile injectable products) usually experience a slower decline than those that are simpler to manufacture.

In certain countries outside the U.S., patent protection is weak or nonexistent and we must compete with generic versions shortly after we launch our innovative products. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For more information about market exclusivity, see “—Intellectual Property and Product Exclusivity” above.

We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, together with our ability to manufacture products efficiently and to market them effectively in a highly competitive environment.

Managed Care Organizations

The growth of MCOs in the U.S. is also a major factor in the healthcare marketplace. Over half of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D formularies, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance to us.

To successfully compete for business with MCOs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. Most new products that we introduce compete with other products already on the market or products that are later developed by competitors. As noted above, generic drugs are exempt from costly and time-consuming clinical trials to demonstrate their safety and efficacy and, as such, often have lower costs than brand-name drugs. MCOs that focus primarily on the immediate cost of drugs often favor generics for this reason. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Laws in the U.S. generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be essentially equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it.

Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to have their products included. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. We have been generally, although not universally, successful in having our major products included on MCO formularies.

Government Regulation and Price Constraints

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act), other Federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information and promotion of our products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing, development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex Federal, state, local, and foreign environmental and occupational safety laws and regulations. We anticipate that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time and expense as well as significant capital investments.

Of particular importance is the FDA in the U.S. It has jurisdiction over virtually all of our businesses and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S.

The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (cGMP) established by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that products meet applicable specifications and other requirements to ensure product safety and efficacy. The FDA periodically inspects our drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects us to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy occur following approval.

The Federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations and cash flows.

Marketing authorization for our products is subject to revocation by the applicable governmental agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals, which may or may not be received and which may be subject to a lengthy application process.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) as part of the FDC Act, which regulates such activities at both the Federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other product diversions. For discussion of recent settlement of certain investigations of drug pricing and sales and marketing activities, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

The FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA authority to (1) require that companies conduct post-marketing safety studies of drugs, (2) impose certain drug labeling changes relating to safety, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, (4) require companies to publicly disclose data from clinical trials and (5) pre-review television advertisements.

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state healthcare laws that are used to protect the integrity of government healthcare programs. The Office of Inspector General of the U.S. Department of Health and Human Services (OIG) oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs (primarily Medicaid and Medicare). These laws include the Federal anti-kickback statute, which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government healthcare program. The OIG has issued a series of Guidances to segments of the healthcare industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers (the OIG Guidance), which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. We subscribe to the PhRMA Code, and have implemented a compliance program to address the requirements set forth in the OIG Guidance and our compliance with the healthcare laws. Failure to comply with these healthcare laws could subject us to administrative and legal proceedings, including actions by Federal and state government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies, the impact of which could materially adversely affect our business, financial condition and results of operations and cash flows.

We are also subject to the jurisdiction of various other Federal and state regulatory and enforcement departments and agencies, such as the Federal Trade Commission, the Department of Justice and the Department of Health and Human Services in the U.S. We are also licensed by the U.S. Drug Enforcement Agency to procure and produce controlled substances. We are, therefore, subject to possible administrative and legal proceedings and actions by these organizations. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

Our activities outside the U.S. are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of our products. These regulatory requirements vary from country to country. Whether or not FDA approval or approval of the EMA has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the U.S. or the EU, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that a product will be approved in another country.

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. In other markets, such as the UK and Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited, such as by the operation of a profit and price control plan in the UK and by the operation of a reference price system in Germany. Companies also face significant delays in market access for new products, mainly in France, Spain, Italy and Belgium, and more than two years can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals. In recent years, Italy, for example, has imposed mandatory price decreases. The existence of price differentials within the EU due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. Similar cost containment issues exist in many foreign countries where we do business.

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. We participate in state government-managed Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We also participate in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other prime vendor programs in which we participate provide discounts for outpatient medicines purchased by certain Public Health Service entities and other hospitals meeting certain criteria.

For further discussion of these rebates and programs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales” and “—Critical Accounting Policies.”

Sources and Availability of Raw Materials

In general, we purchase our raw materials and supplies required for the production of our products in the open market. For some products, we purchase our raw materials and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We attempt, if possible, to mitigate our raw material supply risks, through inventory management and alternative sourcing strategies. For further discussion of sourcing, see “—Manufacturing and Quality Assurance” below and discussions of particular products.

Manufacturing and Quality Assurance

To meet all expected product demand, we operate and manage our manufacturing network, including our third-party contract manufacturers, and the inventory related thereto, in a manner that permits us to improve efficiency while maintaining flexibility to reallocate manufacturing capacity. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Given that shifting or adding manufacturing capacity can be a lengthy process requiring significant capital and out-of-pocket expenditures as well as regulatory approvals, we maintain and operate our flexible manufacturing network, consisting of internal and external resources, that minimizes unnecessary product transfers and inefficient uses of manufacturing capacity. For further discussion of the regulatory impact on our manufacturing, see “—Government Regulation and Price Constraints” above.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to modify our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. In February 2007, we purchased an 89-acre site to locate our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction of the Devens, Massachusetts facility began in early 2007 and was substantially completed in 2009. We expect to submit the site for regulatory approval in 2011, with commercial production of biologic compounds anticipated to begin later that year.

We rely on third parties to manufacture or supply us with active ingredients necessary for us to manufacture certain products, including PLAVIX*, BARACLUDE, AVALIDE*, REYATAZ, ABILIFY*, ERBITUX*, the SUSTIVA Franchise, ORENCIA and ONGLYZA. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we will rely on the combined capacity of our Devens, Massachusetts, Syracuse, New York, and Manati, Puerto Rico facilities, and the capacity available at our third-party contract manufacturers to manufacture ORENCIA and the commercial quantities of our other investigational biologics compounds in late-stage development should those compounds receive regulatory approval.

If we or any third-party manufacturer that we rely on for existing or future products is unable to maintain a stable supply of products, operate at sufficient capacity to meet our order requirements, comply with government regulations for manufacturing pharmaceuticals or meet the heightened processing requirements for biologics, our business performance and prospects could be negatively impacted. Additionally, if we or any of our third-party suppliers were to experience extended plant shutdowns or substantial unplanned increases in demand or suspension of manufacturing for regulatory reasons, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.

In connection with divestitures, licensing arrangements or distribution agreements of certain of our products, or in certain other circumstances, we have entered into agreements under which we have agreed to supply such products to third parties. In addition to liabilities that could arise from our failure to supply such products under the agreements, these arrangements could require us to invest in facilities for the production of non-strategic products, result in additional regulatory filings and obligations or cause an interruption in the manufacturing of our own products.

Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. Product quality arises from a total commitment to quality in all parts of our operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. We maintain quality-assurance procedures relating to the quality and integrity of technical information and production processes.

Control of production processes involves detailed specifications for ingredients, equipment and facilities, manufacturing methods, processes, packaging materials and labeling. We perform tests at various stages of production processes and on the final product to ensure that the product meets regulatory requirements and our standards. These tests may involve chemical and physical chemical analyses, microbiological testing, or a combination of these along with other analyses. Quality control is provided by business unit/site quality assurance groups that monitor existing manufacturing procedures and systems used by us, our subsidiaries and third-party suppliers.

Environmental Regulation

Our facilities and operations are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and human health and safety, including those governing discharges of pollutants into the air and water; the use, management and disposal of hazardous, radioactive and biological materials and wastes; and the cleanup of contamination. Pollution controls and permits are required for many of our operations, and these permits are subject to modification, renewal or revocation by the issuing authorities.

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis. We expended approximately $34 million in 2009 and $41 million in 2008 and 2007 on capital projects undertaken specifically to meet environmental requirements. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 14 current or former facilities. We have also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 30 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

We may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites we bear remediation responsibility pursuant to contractual obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

Employees

As of December 31, 2009, we employed approximately 28,000 people.

During 2009, we continued to implement our comprehensive cost reduction program that included work force reductions and the rationalization of facilities. Also during 2009, we split-off our Mead Johnson business, which employed approximately 6,000 people.

For further discussion about PTI and restructuring activities, see “Item 8. Financial Statements—Note 4. Restructuring.”

Foreign Operations

We have significant operations outside the U.S. They are conducted both through our subsidiaries and through distributors.

For a geographic breakdown of net sales, see the table captioned Geographic Areas in “Item 8. Financial Statements—Note 3. Business Segment Information” and for further discussion of our net sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Geographic Areas.”

International operations are subject to certain risks, which are inherent in conducting business abroad, including, but not limited to, currency fluctuations, possible nationalization or expropriation, price and exchange controls, counterfeit products, limitations on foreign participation in local enterprises and other restrictive governmental actions. Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2009, the change in foreign exchange rates had a net unfavorable impact on the growth rate of revenues. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 22. Financial Instruments.”

Bristol-Myers Squibb Website

Our internet website address is www.bms.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (SEC).

Information relating to corporate governance at Bristol-Myers Squibb, including our Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors, (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by directors and executive officers, is available on our website under the “Investors—Corporate Governance” caption and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Stockholder Services” caption.

We incorporate by reference certain information from parts of our proxy statement for the 2010 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2010 Annual Meeting of Stockholders and 2009 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 23, 2010.

Item 1A.	RISK FACTORS.

Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, may also impair our operations.

We face intense competition from other pharmaceutical manufacturers, including both innovative medicines and lower-priced generic products.

Competition from manufacturers of competing products, including lower-priced generic versions of our products is a major challenge, both within the U.S. and internationally. Our business is confronted by a record level of industry patent expirations and increasingly aggressive generic competition. Such competition may include (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with our current products; (ii) technological advances and patents attained by competitors; (iii) results of clinical studies related to our products or a competitor’s products; (iv) earlier-than-expected competition from generic companies; and (v) business combinations among our competitors and major customers.

We depend on key products for most of our net sales, cash flows and earnings.

We derive a majority of our revenue and earnings from a few key products. In 2009, net sales of PLAVIX* contributed approximately $6.1 billion, representing approximately 33% of total net sales. Net sales of ABILIFY* contributed approximately $2.6 billion, representing approximately 14% of total net sales. Three other products (AVAPRO*/AVALIDE*, REYATAZ and the SUSTIVA Franchise) each contributed more than $1.2 billion in net sales. A reduction in sales of one or more of these or other key products could significantly negatively impact our net sales, cash flows and earnings. Our partnership net sales of PLAVIX* in Europe and Asia also contributed substantially to our equity in net income of affiliates, which was $558 million in 2009.

It is possible that we may lose market exclusivity of a product earlier than expected.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there are often very substantial and rapid declines in the product’s sales. The rate of this decline varies by country and by therapeutic category.

Market exclusivity for our products is based upon patent rights and/or certain regulatory forms of exclusivity. The scope of our patent rights may vary from country to country and may also be dependent on the availability of meaningful legal remedies in that country. The failure to obtain patent and other intellectual property rights, or limitations on the use or loss of such rights, could be material to us. In some countries, including in certain EU member states, basic patent protection for our products may not exist because certain countries did not historically offer the right to obtain certain types of patents and/or we (or our licensors) did not file in those markets. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions of the product can be approved and marketed, such as generic clopidogrel bisulfate in certain EU markets. In addition, prior to the expiration of data exclusivity, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval. It is also possible that in the EU, the publication of certain studies in journals prior to obtaining first EU marketing approval may be deemed to begin the data protection period for a product, which could reduce its expected term of exclusivity in the EU.

Manufacturers of generic products are also increasingly seeking to challenge patents before they expire, and may in some cases choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. The length of market exclusivity for any of our products is impossible to predict with certainty and there can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimates disclosed in this Form 10-K.

Data protection for PLAVIX* has expired in the EU and PLAVIX* faces competition in European markets.

Data protection for PLAVIX* expired on July 15, 2008 in the EU. Generic clopidogrel bisulfate or alternative forms of clopidogrel are present in over half of the markets in the EU, including France, Germany and the UK. By the end of 2009, PLAVIX* has experienced significant market share erosion and price discounts in these markets. We expect generic competition in other EU markets to begin in the first half of 2010. PLAVIX* net sales decreased significantly in 2009 compared to 2008 and are expected to continue to decline from generic clopidogrel competition. As such, our international net sales from PLAVIX* and our equity in net income of affiliates are expected to be significantly lower in 2010 when compared with prior years.

U.S. and foreign laws and regulations may negatively affect our net sales and profit margins.

We could become subject to new government laws and regulations, such as (i) healthcare reform initiatives in the U.S. at the Federal and state level and in other countries; (ii) changes in the U.S. FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the U.S. and in certain foreign countries; (iv) new laws, regulations and judicial or other governmental decisions affecting pricing, reimbursement or marketing within or across jurisdictions; (v) changes in intellectual property law; (vi) changes in tax law; and (vii) other matters such as compulsory licenses that could alter the protections afforded to one or more of our products.

Our business and results of operations could be adversely affected by pending healthcare reform legislation in the U.S.

There are proposed bills in both the U.S. Senate and House of Representatives to reform healthcare in the United States. The bills include provisions that could increase the Medicaid rebate, expand the Medicaid program, provide additional prescription drug discounts to certain patients under Medicare Part D and/or assess annual fees to pharmaceutical companies, among other things. Congress and the FDA are also actively considering ways to develop a regulatory mechanism that allows for approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is the basis for a full BLA. If and when any of these or other healthcare reform bills are passed into law, they could have a material adverse effect on our business or results of operation; it is not possible at this time, however, to predict with any certainty what the potential impact of pending U.S. healthcare reform is likely to be.

We face increased pricing pressure in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and programs that could negatively affect our net sales and profit margins.

Pharmaceutical products are subject to increasing price pressures and other restrictions in the U.S. and worldwide, including (i) rules and practices of managed care organizations and institutional and governmental purchasers, (ii) judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (iii) the potential impact of importation restrictions, legislative and/or regulatory changes, pharmaceutical reimbursement, Medicare Part D Formularies and product pricing in general, (iv) delays in gaining reimbursement and/or reductions in reimbursement amounts in countries with broad coverage of pharmaceutical expenditures (e.g., major European markets, Japan and Canada), and (v) other developments in technology and/or industry practices that could directly or indirectly impact the reimbursement policies and practices of third-party payers.

Changes to the product label for any of our marketed products or results from certain studies released after a product is approved could potentially have a negative impact on sales of that product.

The label for any pharmaceutical product can be changed by the regulatory authorities at any time, including after the product has been on the market for years. These changes are often the result of additional data from post-marketing studies, head-to-head trials, spontaneous reporting of adverse events from patients or healthcare professionals, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy), or other studies that produce important additional information about a product. The new information added to a product’s labeling can affect the safety (risk) and/or the efficacy (benefit) profile of the product. Sometimes the additional information from these studies identifies a portion of the patient population that may be non-responsive to the medicine. Changes to a label based on such studies may limit the patient population, such as the recent changes to the PLAVIX* and ERBITUX* labels. The studies providing such additional information may be sponsored by us, but they can also be sponsored by our competitors, insurance companies, government institutions, managed care organizations, influential scientists or investigators, or other interested parties. While additional safety and efficacy information from these studies assist us and healthcare providers in identifying the best patient population for each of our products, it can also have a negative impact on sales for any such product to the extent the patient population or product label becomes more limited. Additionally, certain study results, especially from head-to-head trials, could affect a product’s formulary listing, which could also have an adverse effect on sales.

We may experience difficulties and delays in the manufacturing, distribution and sale of our products.

We may experience difficulties and delays inherent in the manufacturing, distribution and sale of our products, such as (i) seizure or recalls of pharmaceutical products or forced closings of manufacturing plants; (ii) supply chain continuity including as a result of a natural or manmade disaster at one of our facilities or at a critical supplier or vendor as well as our failure or the failure of any of our vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays due to our consolidation and rationalization of manufacturing facilities and the sale or closure of certain sites; (iv) the failure of a sole source or single source supplier to provide us with necessary raw materials, supplies or finished goods for an extended period of time that could impact continuous supply; (v) the failure of a third-party manufacturer to supply us with product on a timely bases; (vi) construction or regulatory approval delays related to new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; and (vii) other manufacturing or distribution problems including limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, physical limitations or other business interruptions that could impact continuous supply.

We may experience difficulties or delays in the development and commercialization of new products.

We may experience difficulties and delays in the development and commercialization of new products, including the inherent risks and uncertainties associated with product development, such as (i) compounds or products that may appear promising in development but fail to reach market within the expected or optimal timeframe, or fail ever to reach market, or to be approved for product extensions or additional indications for any number of reasons, including efficacy or safety concerns, the delay or denial of necessary regulatory approvals, delays or difficulties with producing products at a commercial scale level or excessive costs to manufacture products; (ii) failure to enter into or successfully implement optimal alliances where appropriate for the discovery and/or commercialization of products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; or (iv) failure of one or more of our products to achieve or maintain commercial viability. In addition, in the U.S., we have observed a recent trend by the FDA to delay its approval decision on a new product beyond its announced action date, sometimes by as much as six months or longer. Regulatory approval delays are especially common when the product is expected to have Risk Evaluation and Mitigation Strategy to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could potentially have a negative impact on our net sales and earnings and/or result in a significant impairment of in-process research and development or other intangible assets. Finally, a natural or man made disaster or sabotage of research and development labs and a loss of key molecules and intermediaries could negatively impact the product development cycle.

There are legal matters in which adverse outcomes could negatively affect our business.

We are currently involved in various lawsuits, claims, proceedings and government investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition, including (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting violations of securities, antitrust, federal and state pricing and other laws; (viii) environmental, health and safety matters; and (ix) tax liabilities. There can be no assurance that there will not be an increase in scope in any or all of these matters or there will not be additional lawsuits, claims, proceedings or investigations in the future; nor is there any assurance that any or all of these matters will not have a material adverse impact on us.

We rely on third parties to meet their contractual, regulatory, and other obligations.

We rely on suppliers, vendors and partners, including alliances with other pharmaceutical companies for the manufacturing, development and commercialization of products, and other third parties to meet their contractual, regulatory, and other obligations in relation to their arrangements with us. The failure of these parties to meet their obligations, and/or the development of significant disagreements or other factors that materially disrupt the ongoing commercial relationship and prevent optimal alignment between the partners and their activities, could have a material adverse impact on us. In addition, if these parties violate or are alleged to have violated any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Failure to execute our business strategy could adversely impact our growth and profitability.

Over the last few years, we have transformed from a diversified pharmaceutical and related healthcare products company into a biopharmaceutical company with a focus on innovative products in areas of high unmet medical need. There are risks associated with this strategy. We may not be able to consistently replenish our innovative pipeline, through internal research and development or transactions with third parties. The competition among major pharmaceutical companies for acquisition and product licensing opportunities has become more intense, eliminating some opportunities and making others more expensive. We may not be able to locate suitable acquisition targets or licensing partners at reasonable prices or successfully execute such transactions. Additionally, changes in our structure, operations, revenues, costs, or efficiency resulting from major transactions such as acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, may result in greater than expected costs, may take longer than expected to complete or encounter other difficulties, including the need for regulatory approval where appropriate. The inability to expand our product portfolio with new products or maintain a competitive cost basis could materially and adversely affect our future results of operations. In addition, our failure to hire and retain personnel with the right expertise and experience in operations that are critical to our business functions could adversely impact the execution of our business strategy.

We are increasingly dependent on our outsourcing arrangements.

We are increasing our dependence on third-party providers for certain outsourced services, including certain research and development capabilities, certain financial outsourcing arrangements, certain human resource functions, and information technology activities and systems. Many of these third-party providers are located in markets that are subject to political risk, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of these service providers to meet their obligations, adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man made disasters or other factors that materially disrupt our ongoing relationship with these providers could negatively affect operations.

We are increasingly dependent on information technology.

We are increasingly dependent on information technology systems and any significant breakdown, invasion, destruction or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption or reputational damage given an infiltration of a data center or loss of private information from us or our third-party providers.

Adverse changes in U.S., global, or regional economic conditions could have a continuing adverse effect on the profitability of some or all of our businesses.

The global economic downturn has adversely affected commercial activity in the U.S. and other regions of the world in which we do business. We believe that based on our current cash, cash equivalents and marketable securities balances and expected operating cash flows, decreased liquidity in the credit markets will not have a material impact on our liquidity, cash flow, or financial flexibility. However, deterioration of the financial markets could cause impairments to our investment portfolio, which could negatively impact our financial condition and reported earnings. A continued decline in economic activity could adversely affect demand for our products, thus reducing our revenues, earnings and cash flow, as well as have pass-through effects on us resulting from any significant financial instability from our customers, distributors, alliance partners, suppliers, critical vendors, service providers and counterparties to certain financial instruments, such as marketable securities and derivatives. The severe decline in equity markets during 2008 resulted in a decline in our pension plan assets which increased funding requirements. Although global capital markets have stabilized and partially recovered during 2009, future pension plan funding requirements continue to be sensitive to global economic conditions.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our results of operations.

We have significant operations outside of the U.S. Revenues from operations outside of the U.S. accounted for 37% of our revenues in 2009. As such, we are exposed to changes in fluctuation of foreign currency exchange rates. We also have significant borrowings which are exposed to changes in interest rates. We are also exposed to other economic factors over which we have no control.

The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.

Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. A patient who receives a counterfeit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under the name of one of our products. In addition, thefts of inventory at warehouses, plants or while in-transit which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Our world headquarters are located at 345 Park Avenue, New York, NY, where we lease approximately 81,000 square feet of floor space. We own or lease approximately 250 properties in 48 countries.

We manufacture products at 19 worldwide locations, all of which are owned by us. Our manufacturing locations and aggregate square feet of floor space by geographic area were as follows at December 31, 2009:

	Number of Locations	Square Feet
United States	5	2,429,000
Europe, Middle East and Africa	8	2,226,000
Other Western Hemisphere	4	848,000
Pacific	2	314,000

Total	19	5,817,000

Portions of these manufacturing locations and the other properties owned or leased by us in the U.S. and elsewhere are used for research and development, administration, storage and distribution. For further information about our properties, see “Item 1. Business—Manufacturing and Quality Assurance.”

As part of our PTI, we have reduced and expect to continue to reduce the number of our manufacturing locations.

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART IA

Executive Officers of the Registrant

Listed below is information on our executive officers as of February 19, 2010. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
James M. Cornelius Chairman of the Board and Chief Executive Officer Member of the Management Council	66

2005 to 2006 – Interim Chief Executive Officer and Chairman of the Board, Guidant Corporation.

2006 to 2007 – Interim Chief Executive Officer and Director of the Company.

2007 to 2008 – Chief Executive Officer and Director of the Company.

2008 to present – Chairman of the Board and Chief Executive Officer of the Company.

Lamberto Andreotti Director President and Chief Operating Officer Member of the Management Council	59

2005 to 2007 – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company.

2007 to 2008 – Executive Vice President and Chief Operating Officer, Worldwide Pharmaceuticals, a division of the Company.

2008 to 2009 – Executive Vice President and Chief Operating Officer.

2009 to present – President and Chief Operating Officer and Director of the Company.

Charles Bancroft Acting Chief Financial Officer Member of the Management Council	50	2005 to 2009 – Vice President, Finance, Worldwide Pharmaceuticals, a division of the Company. 2010 to present – Acting Chief Financial Officer.

Joseph C. Caldarella Vice President and Corporate Controller	54	2005 to present – Vice President and Corporate Controller.

Beatrice Cazala President, Global Commercialization, and President, Europe Member of the Management Council	54

2004 to 2008 – President, EMEA, Worldwide Medicines International.

2008 to 2009 – President, EMEA and Asia Pacific, Worldwide Medicines International.

2009 to present – President, Global Commercialization, and President, Europe.

John E. Celentano President, Emerging Markets & Asia Pacific Member of the Management Council	50

2005 to 2008 – President, Health Care Group, a division of the Company.

2008 to 2009 – Senior Vice President, Strategy and Productivity Transformation.

2009 to present – President, Emerging Markets and Asia Pacific.

Brian Daniels, M.D. Senior Vice President, Global Development and Medical Affairs Member of the Management Council	50	2004 to 2008 – Senior Vice President, Global Clinical Development, Research and Development, a division of the Company. 2008 to present – Senior Vice President, Global Development and Medical Affairs.

Carlo de Notaristefani President, Technical Operations and Global Support Functions Member of the Management Council	52	2004 to 2009 – President, Technical Operations, Worldwide Pharmaceuticals, a division of the Company. 2009 to present – President, Technical Operations and Global Support Functions.

Anthony C. Hooper President, Americas Member of the Management Council	55	2004 to 2009 – President, U.S. Pharmaceuticals, Worldwide Pharmaceuticals Group, a division of the Company. 2009 to present – President, Americas.

Sandra Leung Senior Vice President, General Counsel and Corporate Secretary Member of the Management Council	49

2002 to 2006 – Vice President and Corporate Secretary.

2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel.

2007 to present – Senior Vice President, General Counsel and Corporate Secretary.

Anthony A. McBride Senior Vice President, Human Resources Member of the Management Council	46	2005 to 2008 – Vice President, Human Resources, Pharmaceutical Commercial Operations, a division of the Company. 2008 to present – Senior Vice President, Human Resources.

Elliott Sigal, M.D., Ph.D. Executive Vice President, Chief Scientific Officer and President, Research and Development Member of the Management Council	58	2004 to present – Chief Scientific Officer and President, Research and Development.

Robert T. Zito Senior Vice President, Corporate and Business Communications and Chief Communications Officer Member of the Management Council	56	2004 to present – Senior Vice President, Corporate Affairs.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange (NYSE) (Symbol: BMY). A quarterly summary of the high and low market prices is presented below:

Common:

	2009		2008
	High	Low	High	Low
First Quarter	$23.88	$17.51	$27.37	$20.05
Second Quarter	21.97	19.15	23.60	19.43
Third Quarter	22.95	19.37	22.93	19.70
Fourth Quarter	25.96	21.77	23.82	16.00

Preferred:

First Quarter	$525.00	$474.00	$500.00	$500.00
Second Quarter	400.00	400.00	*	*
Third Quarter	371.61	371.61	*	*
Fourth Quarter	440.00	426.07	*	*

*	During the second, third and fourth quarters of 2008, there were no trades of our preferred stock.

Holders of Common Stock

The number of record holders of common stock at December 31, 2009 was 62,836.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

Our Board of Directors declared the following dividends per share, which were paid in 2009 and 2008 in the quarters indicated below:

	Common		Preferred
	2009	2008	2009	2008
First Quarter	$0.31	$0.31	$0.50	$0.50
Second Quarter	0.31	0.31	0.50	0.50
Third Quarter	0.31	0.31	0.50	0.50
Fourth Quarter	0.31	0.31	0.50	0.50

	$1.24	$1.24	$2.00	$2.00

In December 2009, our Board of Directors declared a quarterly dividend of $0.32 per share on our common stock which was paid on February 1, 2010 to shareholders of record as of January 4, 2010. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 3, 2010 to shareholders of record as of February 8, 2010.

Issuer Purchases of Equity Securities

The following table summarizes the surrenders and exchanges of our equity securities during the 12 month period ended December 31, 2009:

Period	Total Number of Shares	Average Price per Share
January 1 to 31, 2009(a)	6,459	$22.87
February 1 to 28, 2009(a)	8,702	$21.91
March 1 to 31, 2009(a)	795,957	$18.43
April 1 to 30, 2009(a)	10,608	$20.83
May 1 to 31, 2009(a)	14,468	$19.46
June 1 to 30, 2009(a)	8,637	$20.05
July 1 to 31, 2009(a)	7,663	$20.07
August 1 to 31, 2009(a)	11,201	$21.72
September 1 to 30, 2009(a)	37,984	$22.38
October 1 to 31, 2009(a)	17,741	$22.17
November 1 to 30, 2009(a)	14,968	$21.82
December 1 to 31, 2009(a)	67,987	$25.46
December 23, 2009(b)	269,285,601	$25.70

Twelve months ended December 31, 2009	270,287,976

(a)	Reflects transaction during the 12 months ended December 31, 2009 for the surrender of 1,002,375 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	On December 23, 2009, we completed the split-off of our 83.1% interest in Mead Johnson to tendering shareholders. The split-off was completed through an exchange offer of our previously held 170 million shares of Mead Johnson for 269 million outstanding shares of our stock.

In June 2001, we announced that the Board of Directors authorized the purchase of up to $14.0 billion of our common stock. At December 31, 2009, approximately $2.2 billion of shares may yet be purchased under the program. During 2009, no shares were repurchased pursuant to this program.

Item 6.	SELECTED FINANCIAL DATA.

Five Year Financial Summary

Amounts in Millions, except per share data	2009	2008	2007	2006	2005
Income Statement Data:(a)
Net Sales	$18,808	$17,715	$15,617	$13,863	$15,411
Earnings from Continuing Operations Before Income Taxes	5,602	4,776	2,523	1,450	3,398
Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company	3,239	2,697	1,296	787	2,262

Net Earnings from Continuing Operations per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$1.63	$1.36	$0.65	$0.40	$1.16
Diluted	$1.63	$1.35	$0.65	$0.40	$1.15

Average common shares outstanding:
Basic	1,974	1,977	1,970	1,960	1,952
Diluted	1,978	1,999	1,977	1,962	1,983

Dividends paid on BMS common and preferred stock	$2,466	$2,461	$2,213	$2,199	$2,186

Dividends declared per common share	$1.25	$1.24	$1.15	$1.12	$1.12

Financial Position Data at December 31:

Total Assets	$31,008	$29,486	$25,867	$25,271	$27,905
Cash and cash equivalents	7,683	7,976	1,801	2,018	3,050
Marketable securities(b)	2,200	477	843	1,995	2,749
Long-term debt	6,130	6,585	4,381	7,248	8,364
Equity	14,785	12,208	10,535	10,041	11,074

(a)	We recognized items that affected the comparability of results. For a discussion of these items for the years 2009, 2008 and 2007, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses.”
(b)	Marketable securities include current and non-current assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global biopharmaceutical company, consisting of global pharmaceutical/biotechnology and international consumer medicines businesses, whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We license, manufacture, market, distribute and sell products on a global basis.

In February 2009, Mead Johnson Nutrition Company (Mead Johnson) completed an initial public offering (IPO) of its Class A common stock. Post IPO, we held an 83.1% interest in Mead Johnson. On December 23, 2009, we completed an exchange offer of our previously held 170 million shares of Mead Johnson for 269 million outstanding shares of our stock. Mead Johnson’s financial results, previously reported as a separate segment, have been reported as discontinued operations for all years presented.

We continued to execute our string-of-pearls strategy in 2009 with the acquisition of Medarex, Inc. (Medarex) in September 2009, and through the various collaboration agreements entered into during the year. The divestiture of Mead Johnson and continued execution of the string-of-pearls strategy has allowed us to become a more focused biopharmaceutical company. We are meeting our productivity transformation initiative (PTI) objectives and have implemented a culture of continuous improvement.

2009 Financial Highlights

The following table is a summary of operating activity:

	Year Ended December 31,
Dollars in Millions, except per share data	2009	2008
Net Sales	$18,808	$17,715

BioPharmaceutical Segment Results	4,492	3,538

Net Earnings from Continuing Operations Attributable to BMS	3,239	2,697
Net Earnings from Discontinued Operations Attributable to BMS	7,373	2,550
Net Earnings Attributable to BMS	10,612	5,247

Diluted Earnings Per Share from Continuing Operations Attributable to BMS	1.63	1.35
Non-GAAP Diluted Earnings Per Share from Continuing Operations Attributable to BMS	1.85	1.49

Cash, Cash Equivalents and Marketable Securities	9,883	8,453

Net Sales

Net sales increased 6%, or 8% excluding an unfavorable foreign exchange impact. U.S. net sales increased 12% to $11.9 billion in 2009. International net sales decreased 3%, or increased 3% excluding an unfavorable foreign exchange impact, to $6.9 billion.

•	Sales growth in 2009 was led by continued increases in PLAVIX* (clopidogrel bisulfate) of 10%, and ABILIFY* (aripiprazole) of 20%.

•	The virology portfolio continued to demonstrate strong sales growth in 2009, led by BARACLUDE (entecavir) of 36%, the SUSTIVA (efavirenz) Franchise of 11% and REYATAZ (atazanavir sulfate) of 8%.

•	Worldwide growth of ORENCIA (abatacept) of 37% and SPRYCEL (dasatinib) of 36%.

•	ERBITUX (cetuximab) net sales were down 9%.

•

ONGLYZA (saxagliptin), a DPP-IV inhibitor, has been submitted to regulatory authorities in more than 50 countries, approved in 36 and, beginning in the third quarter of 2009, launched in six countries - the United States (U.S.), Canada, Mexico, Germany, the United Kingdom (UK) and Denmark. Net sales were $24 million in 2009.

BioPharmaceutical Segment Results

The increase in BioPharmaceutical segment results is attributed to:

•	Increased net sales of various key products noted above.

•	More favorable gross margin percentage attributed to favorable foreign exchange, higher average selling prices, a more favorable product mix and realized efficiencies from PTI.

•	More efficient and reduced spending within marketing, selling and administrative.

•	Partially offset by increased investments within our research and development pipeline.

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company

The increase is attributed to:

•	Improved segment results.

•	Partially offset by unfavorable impact of specified items in 2009 – the prior year includes a gain on sale of ImClone Systems Incorporated (ImClone) shares.

•	Additional taxes on higher income levels; however, the effective tax rate was reduced by 170 basis points to 21.1%.

Net Earnings from Discontinued Operations Attributable to Bristol-Myers Squibb Company

In 2009, we completed the split-off of Mead Johnson resulting in an after-tax gain of approximately $7.2 billion. The results of the Mead Johnson business and related gain are included in discontinued operations for all years presented. In addition to the results of Mead Johnson, the 2008 results include a $2.0 billion after-tax gain on the divestiture of ConvaTec, a $43 million after-tax loss on the divestiture of Medical Imaging and their operating results prior to the divestitures.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share (EPS) from continuing operations increased 21% during 2009 due to the improved operating results driven by the activities discussed above. The EPS impact of the 269 million share reduction resulting from the Mead Johnson split-off was minimal due to the relatively short period that the lower share count was outstanding.

Our non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items. Our non-GAAP diluted EPS from continuing operations increased 24% during 2009 after adjusting for specified items of $428 million in 2009 and $278 million in 2008. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures, see “—Specified Items” and “—Non-GAAP Financial Measures” below.

Cash, Cash Equivalents and Marketable Securities

Sources of cash, cash equivalents and marketable securities included $4.1 billion generated from operating activities; net proceeds from Mead Johnson’s issuance of various notes and draw down from their credit facility of $1.7 billion, which were used to repay intercompany loans prior to the split-off; net proceeds of $782 million from the Mead Johnson IPO, and proceeds of $456 million from the sale of various mature businesses and trademarks. These sources were more than adequate to fund dividend payments of $2.5 billion, Medarex business acquisition of $2.3 billion and capital expenditures of $730 million.

Business Environment

We conduct our business primarily within the pharmaceutical/biotechnology industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect sales of our products, including product efficacy, safety, price and cost-effectiveness; marketing effectiveness; product labeling; quality control and quality assurance of our manufacturing operations; and research and development of new products. To successfully compete for business in the healthcare industry, we must demonstrate that our products offer medical benefits as well as cost advantages. Currently, most of our new product introductions compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. We manufacture branded products, which are priced higher than generic products. Generic competition is one of our leading challenges globally.

In the pharmaceutical/biotechnology industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, we can lose a major portion of that product’s sales in a short period of time. Currently, generic versions of biological products cannot be approved under U.S. law.

However, the law could change in the future. Even in the absence of new legislation, the U.S. Food and Drug Administration (FDA) is taking steps toward allowing generic versions of certain biologics. Competitors seeking approval of biological products must file their own safety and efficacy data and address the challenges of biologics manufacturing, which involve more complex processes which are more costly than those of traditional pharmaceutical operations.

Both in the U.S. and internationally, the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our net sales. In the U.S., Congress and some state legislatures have considered a number of proposals and have enacted laws that could result in major changes in the current healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the U.S. This legislation has had a modest favorable impact on us as a result of an increase in the number of seniors with drug coverage. At the same time, there continues to be a potential negative impact on the U.S. biopharmaceuticals business that could result from pricing pressures or controls. In many markets outside the U.S., we operate in environments of government-mandated, cost-containment programs, or under other regulatory bodies or groups that can exert downward pressure on pricing. Pricing freedom is limited in the UK, for instance, by the operation of a profit control plan and in Germany by the operation of a reference price system. Companies also face significant delays in market access for new products as more than two years can elapse after drug approval before new medicines become available in some countries.

The growth of Managed Care Organizations (MCOs) in the U.S. has played a large role in the competition that surrounds the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of our strategy. Companies compete for inclusion in MCO formularies and we generally have been successful in having our major products included. We believe that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.

Pharmaceutical/biotechnology production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become a larger percentage of our product portfolio, we will continue to make arrangements with third-party manufacturers and to make substantial investments to increase our internal capacity to produce biologics on a commercial scale. One such investment is a new, state-of-the-art manufacturing facility for the production of biologics in Devens, Massachusetts, the construction of which was substantially completed in 2009. We expect to submit the site for regulatory approval in 2011.

We have maintained a competitive position in the market and strive to uphold this position, which is dependent on our success in discovering, developing and delivering innovative, cost-effective products to help patients prevail over serious diseases.

We are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time to reasonably assess the final outcomes of these investigations or litigations. For additional discussion of legal matters, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

Strategy

We continue to execute our multi-year strategy which has allowed us to transform into a next-generation biopharmaceutical company. The strategy encompasses all aspects and all geographies of the business and has yielded and will continue to yield substantial cost savings and cost avoidance which increases our financial flexibility to take advantage of attractive market opportunities that may arise.

With the completion of the Mead Johnson split-off as well as the prior year dispositions of the ConvaTec and Medical Imaging businesses, we are now operating within our core biopharmaceutical business focus. In 2009, we completed the sale of our mature brands businesses and related manufacturing facilities in the Asia-Pacific region, China, Pakistan, Egypt and Australia. We are also reducing the number of facilities in our global manufacturing network.

We are also allocating resources to continue our string-of-pearls strategy and enable strategic transactions, which could range from collaboration and license agreements to the acquisition of companies. In September 2009, we completed our acquisition of Medarex and entered into or restructured collaboration agreements with various companies during 2009, including Alder Pharmaceuticals, Inc. (Alder), Otsuka Pharmaceutical Co., Ltd. (Otsuka), ZymoGenetics, Inc. (ZymoGenetics), and Eli Lilly and Company (Lilly) in January 2010.

Managing costs is another part of our overall strategy. We have implemented all PTI initiatives resulting in the incurrence of $1.3 billion in costs. We are on target to create a total of $2.5 billion in annual productivity savings and cost avoidance by 2012 of which approximately 90% is expected to be realized by the end of 2010. Subsequent to the PTI, we have further implemented a strategic process designed to achieve a culture of continuous improvement to enhance efficiency, effectiveness and competitiveness and to continue to improve our cost base.

We will continue to focus on the development of our biopharmaceuticals business and will maintain growth by investing in research and development as well as in key growth products, including specialty and biologic medicines and cardiovascular and metabolic drugs. ONGLYZA has been submitted to regulatory authorities in more than 50 countries, approved in 36 and, beginning in the third quarter of 2009, launched in six countries — the U.S., Canada, Mexico, Germany, the UK and Denmark.

We have refined our focus on emerging markets which represent significant opportunities for growth. We have identified five emerging markets on which to focus – Brazil, Russia, India, China and Turkey. The emerging public health interests of these countries best align with our strategy as well as our current portfolio and pipeline.

Product and Pipeline Developments

Belatacept

•

In September 2009, we announced that the FDA has accepted, for filing and review, our submission of a biologic license application for belatacept, which is under development for use in kidney transplantation. The Prescription Drug User Fee Act (PDUFA) goal for FDA action is May 1, 2010. In January 2010, the FDA announced that its Cardiovascular and Renal Drugs Advisory Committee plans to meet on March 1, 2010 to provide advice regarding this application.

•

In May 2009, belatacept, an investigational co-stimulation blocker being studied for use in solid organ transplantation, was the subject of nine company-sponsored clinical presentations (including the first Phase III data) at the American Transplant Congress. The data suggest that belatacept may represent a promising therapeutic option for kidney transplant patients.

Dapagliflozin

•

In October 2009, we announced results from a 24-week Phase III clinical study, which demonstrated that the investigational drug dapagliflozin, added to metformin, provided significant mean reductions in the primary endpoint, glycosylated hemoglobin level (HbA1c) and in the secondary endpoint, fasting plasma glucose in patients with type 2 diabetes inadequately controlled with metformin alone, as compared to placebo plus metformin. The study also showed that individuals receiving dapagliflozin had statistically greater mean reduction in body weight compared to individuals taking placebo.

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

Apixaban

•

In December 2009, the Company and Pfizer Inc. (Pfizer) announced plans to submit a regulatory filing in the first half of 2010 for apixaban in Europe. The companies plan to file for regulatory approval of apixaban for the prevention of venous thromboembolism after orthopedic surgery. The application will be supported by ADVANCE-2 and ADVANCE-3, two clinical trials that evaluated apixaban versus the European dosing regimen of enoxaparin for prevention of VTE in patients undergoing orthopedic surgery. Apixaban is a novel, oral, highly-selective Factor Xa inhibitor, a new class of agents being studied for the potential to prevent and treat blood clots in the veins and arteries.

•

In July 2009, the results of the apixaban ADVANCE-2 study were presented at a late-breaking clinical trial session at the Congress of the International Society of Thrombosis and Hemostasis. The study’s results demonstrated that apixaban was superior to the European regimen of enoxaparin (standard of care) for reducing the risk of venous thromboembolism in patients undergoing total knee replacement surgery and showed lower observed bleeding rates compared to enoxaparin. The study also showed that the overall safety profile for apixaban was similar to enoxaparin.

•	In March 2009, the Company and Pfizer initiated a Phase III program for the treatment of Acute Coronary Syndrome.

Ipilimumab

•

In May 2009, the Company and Medarex announced, at the American Society of Clinical Oncology annual meeting, that updated survival results from follow-up extensions of three Phase II studies show a two-year survival ranging from 30% to 42% in patients with advanced metastatic melanoma (Stage III or IV).

NTC-801

•

In March 2009, we announced a global collaboration with Nissan Chemical Industries, Ltd. and Teijin Pharma Limited (Nissan) for the development and commercialization of NTC-801, a selective inhibitor of the acetylcholine-activated potassium ion channel, currently in Phase I development in Japan, for the maintenance of normal sinus rhythm in patients with atrial fibrillation.

PEG-Interferon Lambda

•

In November 2009, at the 60th Annual Meeting of the American Association for the Study of Liver Diseases, the Company and ZymoGenetics presented final Phase Ib results for PEG-Interferon lambda in hepatitis C. Antiviral activity was seen at all dose levels tested and the results support moving to dose-ranging Phase II studies in treatment-naïve hepatitis C patients.

•

In January 2009, we announced a global collaboration with ZymoGenetics on our PEG-Interferon lambda, a novel type 3 interferon currently in Phase Ib development for the treatment of hepatitis C. In April 2009, the Company and ZymoGenetics announced positive 4-week results of PEG-Interferon lambda with ribavirin for the treatment of hepatitis C from an ongoing Phase Ib clinical trial.

XL184

•

In October 2009, the Company and Exelixis, Inc. (Exelixis) reported new Phase II data for the developmental compound XL184 in patients with glioblastoma multiforme (GBM), the most common and aggressive form of brain cancer. XL184 showed promising activity in GBM patients receiving a daily dose of 125 milligrams of the compound.

•

In May 2009, the Company and Exelixis reported, at the American Society of Clinical Oncology annual meeting, encouraging data from an ongoing Phase II trial of XL184 in patients with previously-treated GBM.

ABILIFY*

•	In November 2009, the Company and Otsuka announced that the FDA approved ABILIFY* for the treatment of irritability associated with autistic disorder in pediatric patients (ages 6 to 17 years).

•

In November 2009, the Company and Otsuka following discussions with the Committee for Medicinal Products for Human Use (CHMP), withdrew the marketing authorization application in the EU for a new indication for ABILIFY* in the treatment of major depressive episodes, as an adjunctive therapy, in patients who have had an inadequate response to previous treatment with antidepressants.

ERBITUX*

•

In September 2009, at the European Cancer Organisation and European Society of Medical Oncology Multidisciplinary Congress, data was presented on two Phase III ERBITUX* studies in first-line metastatic colorectal cancer patients. A retrospective analysis of the Phase III CRYSTAL study demonstrated that ERBITUX*, when added to a FOLFIRI chemotherapy regimen, was shown to increase progression-free survival (PFS) median overall survival in first-line metastatic colorectal cancer (mCRC) patients compared to those receiving FOLFIRI alone. In a subset of patients with mCRC who have tumors without K-ras mutations (commonly referred to as “wild-type” K-ras), median overall survival was increased to 23.5 months in patients who received ERBITUX* plus FOLFIRI compared to 20 months for those taking FOLFIRI alone. Another Phase III study of ERBITUX* plus chemotherapy (primarily capecitabine plus oxaliplatin) in first-line mCRC, known as COIN, was conducted in the UK by the Medical Research Council. The COIN study did not meet its primary endpoint of overall survival.

•

In July 2009, the Company and Lilly announced that the FDA had approved revisions to the U.S. prescribing information for ERBITUX* concerning the treatment of patients with an epidermal growth factor receptor (EGFR)-expressing mCRC. The labeling revisions include a modification which states that ERBITUX* is not recommended for patients whose tumors had K-ras mutations in codon 12 or 13. An estimated 40% of patients with mCRC have tumors with such K-ras mutations while approximately 60% of patients with mCRC have tumors without K-ras mutations.

•

In March 2009, the Company and Lilly announced that the companies received a complete response letter from the FDA for the first-line squamous cell carcinoma of the head and neck supplemental Biologics License Application (sBLA) for ERBITUX*. In its complete response letter the FDA requested an additional pharmacokinetic study to confirm the comparability of ERBITUX* used in the first-line head and neck submission as compared to the ERBITUX* currently marketed in the United States. As previously announced, the Company and Lilly recently withdrew the advanced non-small cell lung cancer sBLA for ERBITUX* because of the same matter. In both cases, the companies continue to work with the FDA to confirm pharmacokinetic comparability.

IXEMPRA

•	In March 2009, we withdrew our marketing authorization application for IXEMPRA (ixabepilone), which was submitted to the European Medicines Agency in September 2007.

ALD518

•

In November 2009, the Company and Alder entered into a global agreement for the development and commercialization of ALD518, a novel biologic that has completed Phase IIa development for the treatment of rheumatoid arthritis. ALD518 is a humanized monoclonal antibody targeting IL-6.

PLAVIX*

•

In November 2009, the U.S. PLAVIX* label was updated with new warnings on the use of PRILOSEC* (omeprazole) and certain other drugs that could interfere with PLAVIX* by reducing its effectiveness. The label was also updated to include warnings about the variability of response attributed to CYP 2C19 genetic polymorphisms. The company and sanofi are currently in discussions with the FDA regarding possible additional changes to the U.S. PLAVIX* label.

•

In August 2009, the OASIS study group presented initial results of the CURRENT-OASIS 7 clinical trial at the European Society of Cardiology congress in Barcelona. The large-scale, global study provided information about an intensified dose-regimen of PLAVIX* in acute coronary syndrome (ACS) patients managed by an early invasive strategy with an intent for percutaneous coronary intervention (PCI). The study showed no added benefit on the composite primary end-point (cardiovascular death, heart attack or stroke at 30 days) with the higher dose in the entire ACS study population. For clinically relevant subgroups pre-specified for preliminary analysis, such as the PCI group (70% of the trial population), potentially medically relevant differences in patient outcomes were observed. In those subgroups, analysis showed an improvement in outcome for PCI patients taking the higher PLAVIX* dose regimen (600 mg loading/150 mg for days 2-7/75 mg for days 8-30) over the standard dose regimen (300 mg loading/75 mg for days 2-30), as shown by a 15% reduction of the same composite end-point of cardiovascular death, heart attack and stroke. There was a statistically significant increase in the primary safety endpoint of major bleeding with the high-dose compared to the standard-dose PLAVIX* regimen in both the overall trial population and the PCI population.

•

In March 2009, the Company and sanofi-aventis (sanofi) announced new findings from their Active A trial. The investigational study on PLAVIX* provided results that demonstrated that, for patients with atrial fibrillation who were at increased risk for stroke and could not take an oral anticoagulant, taking PLAVIX* in addition to aspirin significantly reduced major vascular events by 11% over aspirin alone. The greatest benefit was in reduction of stroke by 28%, which is the primary goal of physicians treating patients with atrial fibrillation. Compared to aspirin alone, taking PLAVIX* in addition to aspirin significantly and as expected increased the rate of major bleeding.

ONGLYZA

•

In December 2009, the Company and AstraZeneca submitted an application with the U.S. Food and Drug Administration (FDA) for a fixed dose combination of ONGLYZA plus metformin HCl extended-release tablets. The FDA is currently reviewing the submission.

•

In October 2009, the Company and AstraZeneca announced that the European Commission has granted marketing authorization for ONGLYZA, a dipeptidyl peptidase-4 inhibitor, in all 27 countries of the European Union to treat type 2 diabetes in adults with either metformin, a sulfonylurea or a thiazolidinedione, when any of these other agents alone, with diet and exercise, does not provide adequate glycemic control.

•

In October 2009, the Company and AstraZeneca announced results of the 18-week Phase IIIb study in adults with type 2 diabetes with inadequate glycemic control on metformin therapy alone found that the addition of ONGLYZA 5mg per day to metformin treatment achieved the primary objective of demonstrating non-inferiority compared to the addition of JANUVIA*(sitagliptin) 100mg per day to metformin treatment in reducing HbA1c from baseline.

•

In July 2009, the Company and AstraZeneca announced that the FDA approved ONGLYZA. ONGLYZA is indicated as an adjunct to diet and exercise to improve blood sugar (glycemic) control in adults for the treatment of type 2 diabetes mellitus. ONGLYZA once daily can be used in combination with commonly prescribed oral anti-diabetic medications, metformin, sulfonylureas or thiazolidinediones, or as a monotherapy to significantly reduce glycosylated hemoglobin levels.

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

ORENCIA

•

In January 2010, the European Commission approved ORENCIA in combination with methotrexate for the treatment of moderate to severe active polyarticular juvenile idiopathic arthritis in pediatric patients six years of age and older who have had an insufficient response to other disease-modifying anti-rheumatic drugs, including at least one TNF inhibitor.

•

In October 2009, we announced that new clinical data support continued development of a subcutaneous administration of ORENCIA for patients with moderate to severe rheumatoid arthritis. The subcutaneous program utilizes a new formulation of ORENCIA, which has been specifically designed for subcutaneous administration. These data, from a 4-month open-label trial involving 100 patients, were presented at the American College of Rheumatology Annual Scientific Meeting. The study showed that weekly administration of a 125 mg subcutaneous dose of ORENCIA resulted in minimal, transient immunogenicity prior to month 4 after repeat dosing. The immunogenicity was similar whether ORENCIA was administered in combination with methotrexate, a common treatment for rheumatoid arthritis, or as a monotherapy. At month four, patients had no antibody response to subcutaneous ORENCIA.

•

In October 2009, we announced two-year results of a study that supports use of ORENCIA for methotrexate-naïve patients with moderate to severe rheumatoid arthritis of less than or equal to two years duration. The data from the AGREE study, which compared patients treated with ORENCIA plus methotrexate versus patients treated with methotrexate alone, show that patients taking ORENCIA in combination with methotrexate achieved sustained low disease activity scores at 24 months. The data also showed that ORENCIA plus methotrexate can inhibit radiographic progression of rheumatoid arthritis and improve physical function in addition to relieving pain, swelling and fatigue. The safety profile for the open-label period was similar to the double-blind period of the study.

•

In August 2009, we announced that clinical data added to the labeling for ORENCIA support use of ORENCIA for patients with moderate to severe rheumatoid arthritis of less than or equal to two years duration. The efficacy and safety data further support use of ORENCIA in new-to-biologic patients with moderate to severe rheumatoid arthritis.

•

In June 2009, we announced, at the Annual European Congress of Rheumatology (EULAR), the results of two studies that demonstrated the consistent safety and effectiveness over five and seven years of treatment in rheumatoid arthritis patients who have had an inadequate response to methotrexate.

SPRYCEL

•

In December 2009, at the 51st Annual Meeting of the American Society of Hematology, Phase II data on SPRYCEL was presented which suggested that SPRYCEL could provide chronic myeloid leukemia (CML) patients with a more rapid, improved response than the currently-available first-line treatment, imatinib. Results from a Phase III head-to-head trial (called DASISION) of SPRYCEL and imatinib mesylate in first-line treatment of CML are expected to be announced in the first half of 2010.

•

In May 2009, at the American Society of Clinical Oncology annual meeting, we presented interim results from two Phase II SPRYCEL studies, which demonstrate that SPRYCEL may have potential as a treatment for a castrate-resistant prostate cancer (CRPC). A Phase III study of SPRYCEL in CRPC is currently ongoing.

•

In May 2009, we announced that the FDA has granted full approval for SPRYCEL for the treatment of adults in all phases of CML (chronic, accelerated, or myeloid or lymphoid blast phase) with resistance or intolerance to prior therapy including GLEEVEC* (imatinib mesylate).

REYATAZ

•

In November 2009, we announced a U.S. labeling update for REYATAZ. The label for the medicine now includes long-term data from the CASTLE Study, which showed that a once-daily regimen of REYATAZ and ritonavir – as part of combination therapy – in previously untreated adult patients infected with HIV-1 led to an enduring virologic response through 96 weeks of treatment.

BARACLUDE

•

In October 2009, at the 60th Annual Meeting of the American Association for the Study of Liver Diseases, we announced 48-week data for BARACLUDE in chronic hepatitis B patients with evidence of decompensated cirrhosis. In the patient population studied, BARACLUDE demonstrated greater viral suppression compared to adefovir.

RESULTS OF OPERATIONS

Our results of continuing operations exclude the results related to the Mead Johnson business prior to its split-off in December 2009, the ConvaTec business prior to its divestiture in August 2008, and the Medical Imaging business prior to its divestiture in January 2008. These businesses have been segregated from continuing operations and included in discontinued operations for all years presented, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
Net Sales	$18,808	$17,715	$15,617	6%	13%
Total Expenses	$13,206	$12,939	$13,094	2%	(1)%
Earnings from Continuing Operations before Income Taxes	$5,602	$4,776	$2,523	17%	89%
% of net sales	29.8%	27.0%	16.2%
Provision for Income Taxes	$1,182	$1,090	$471	8%	131%
Effective tax rate	21.1%	22.8%	18.7%
Net Earnings from Continuing Operations	$4,420	$3,686	$2,052	20%	80%
% of net sales	23.5%	20.8%	13.1%
Attributable to Noncontrolling Interest	$1,181	$989	$756	19%	31%
% of net sales	6.3%	5.6%	4.8%
Attributable to Bristol-Myers Squibb Company	$3,239	$2,697	$1,296	20%	108%
% of net sales	17.2%	15.2%	8.3%

Net Sales

The composition of the change in net sales was as follows:

	Year Ended December 31,			2009 vs. 2008				2008 vs. 2007
	Net Sales			Analysis of % Change				Analysis of % Change
Dollars in Millions	2009	2008	2007	Total Change	Volume	Price	Foreign Exchange	Total Change	Volume	Price	Foreign Exchange
U.S.	$11,909	$10,611	$8,992	12%	5%	7%	—	18%	11%	7%	—
Non-U.S.	6,899	7,104	6,625	(3)%	3%	—	(6)%	7%	3%	(1)%	5%

Total	$18,808	$17,715	$15,617	6%	4%	4%	(2)%	13%	8%	3%	2%

In 2009, most of the key U.S. products contributed to the growth in net sales. PLAVIX* and ABILIFY* represented 47% and 17% of total U.S. net sales and contributed 49% and 31% of total growth in U.S. net sales, respectively. In 2008, PLAVIX* and ABILIFY* represented 46% and 16% of total U.S. net sales and contributed 53% and 23% of total growth in U.S. net sales, respectively.

International net sales decrease in 2009 and increase in 2008 were impacted by the fluctuating value of the U.S. dollar against many foreign currencies when compared to the previous periods. Excluding foreign exchange, international net sales increased 3% in 2009 due to growth in various key products, including BARACLUDE, the HIV portfolio, SPRYCEL, ABILIFY* and ORENCIA, which more than offset decreases in PLAVIX* net sales stemming from increased generic competition. Our reported international net sales do not include copromotion sales reported by our alliance partner, sanofi for PLAVIX* and AVAPRO*/AVALIDE*, which decreased in 2009 due to generic competition.

Net sales of mature brands and businesses that were divested during 2007 through 2009 represented approximately 1% of total net sales. Further detail on both domestic and international key product net sales are discussed below.

In general, our business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within “—Estimated End-User Demand” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of our key pharmaceutical and new products. The U.S. and non-U.S. net sales are categorized based upon the location of the customer.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments and are further described in “—Critical Accounting Policies” below.

The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Gross Sales	$20,555	$19,370	$17,097
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(513)	(487)	(504)
Cash Discounts	(253)	(235)	(191)
Managed Healthcare Rebates and Other Contract Discounts	(439)	(360)	(319)
Medicaid Rebates	(229)	(205)	(169)
Sales Returns	(101)	(163)	(87)
Other Adjustments	(212)	(205)	(210)

Total Gross-to-Net Sales Adjustments	(1,747)	(1,655)	(1,480)

Net Sales	$18,808	$17,715	$15,617

The gross-to-net sales adjustments are primarily a function of gross sales and activity is typically correlated with current sales trends as is managed healthcare rebates and other contract discounts, Medicaid rebates, cash discounts and other adjustments. Managed healthcare rebates and other contract discounts and Medicaid rebates are also affected by changes in sales mix and contractual and legislative discount rates.

In 2009, gross-to-net sales adjustments increased by 6%. Managed healthcare rebates and other contract discounts increased by 22% primarily due to higher PLAVIX* Medicare sales and an increase in contractual discount rates. Sales returns decreased by 38% primarily due to lower provisions for PRAVACHOL and ZERIT, partially offset by increased provisions for SPRYCEL and mature brands driven by higher than anticipated sales returns.

In 2008, the increase in the gross-to-net sales adjustments is attributed to increased provisions for PRAVACHOL, driven by higher sales returns than previously estimated and for ZERIT due to loss of exclusivity.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Cash Discounts	Managed HealthCare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Women, Infants and Children (WIC) Rebates	Total
Balance at January 1, 2008	$70	$24	$134	$125	$178	$128	$198	$857
Provision related to sales made in current period	487	234	370	213	71	208	—	1,583
Provision related to sales made in prior periods	—	1	(10)	(8)	92	(3)	—	72
Returns and payments	(487)	(226)	(345)	(197)	(125)	(206)	—	(1,586)
Impact of foreign currency translation	—	(1)	2	—	(5)	(5)	—	(9)
Discontinued operations	(25)	(1)	3	—	(2)	(7)	(3)	(35)

Balance at December 31, 2008	$45	$31	$154	$133	$209	$115	$195	$882
Provision related to sales made in current period	509	252	438	279	91	222	—	1,791
Provision related to sales made in prior periods	4	1	1	(50)	10	(10)	—	(44)
Returns and payments	(513)	(253)	(395)	(196)	(111)	(208)	—	(1,676)
Impact of foreign currency translation	—	(2)	1	—	—	2	—	1
Discontinued operations	(3)	(3)	—	—	(30)	(33)	(195)	(264)

Balance at December 31, 2009	$42	$26	$199	$166	$169	$88	$—	$690

In 2009, the Center for Medicare and Medicaid Services policy group approved our revised calculations for determining the Medicaid rebates for the three year period 2002 to 2004. The impact of the revised calculation was a net overpayment of Medicaid rebates of $60 million.

The 2008 increase in sales returns is primarily attributed to increased provisions for PRAVACHOL, driven by higher retail sales returns than previously assumed, and the loss of exclusivity for ZERIT.

Net sales of key products represent 81% of total net sales in 2009, 77% in 2008 and 71% in 2007. The following table details U.S. and international net sales by key products, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Cardiovascular
PLAVIX*
U.S.	$5,556	$4,920	$4,060	13%	21%	—	—
Non-U.S.	590	683	695	(14)%	(2)%	(5)%	3%
Total	6,146	5,603	4,755	10%	18%	—	1%
AVAPRO*/AVALIDE*
U.S.	722	735	692	(2)%	6%	—	—
Non-U.S.	561	555	512	1%	8%	(6)%	4%
Total	1,283	1,290	1,204	(1)%	7%	(3)%	2%
Virology
REYATAZ
U.S.	727	667	587	9%	14%	—	—
Non-U.S.	674	625	537	8%	16%	(8)%	5%
Total	1,401	1,292	1,124	8%	15%	(4)%	2%
SUSTIVA Franchise (total revenue)
U.S.	803	724	604	11%	20%	—	—
Non-U.S.	474	425	352	12%	21%	(11)%	4%
Total	1,277	1,149	956	11%	20%	(4)%	2%
BARACLUDE
U.S.	160	140	88	14%	59%	—	—
Non-U.S.	574	401	187	43%	114%	(5)%	9%
Total	734	541	275	36%	97%	(4)%	6%
Oncology
ERBITUX*
U.S.	671	739	683	(9)%	8%	—	—
Non-U.S.	12	10	9	20%	11%	(4)%	—
Total	683	749	692	(9)%	8%	—	—
SPRYCEL
U.S.	123	92	58	34%	59%	—	—
Non-U.S.	298	218	100	37%	118%	(9)%	8%
Total	421	310	158	36%	96%	(6)%	5%
IXEMPRA
U.S.	99	98	15	1%	**	—	—
Non-U.S.	10	3	—	**	—	N/A	—
Total	109	101	15	8%	**	—	N/A
Neuroscience
ABILIFY*
U.S.	2,082	1,676	1,305	24%	28%	—	—
Non-U.S.	510	477	355	7%	34%	(9)%	7%
Total	2,592	2,153	1,660	20%	30%	(2)%	1%
Immunoscience
ORENCIA
U.S.	467	363	216	29%	68%	—	—
Non-U.S.	135	78	15	73%	**	(9)%	N/A
Total	602	441	231	37%	91%	(2)%	1%
Metabolics
ONGLYZA
U.S.	22	—	—	N/A	—	N/A	—
Non-U.S.	2	—	—	N/A	—	N/A	—
Total	24	—	—	N/A	—	N/A	—

**	Change is in excess of 200%.

PLAVIX* - a platelet aggregation inhibitor that is part of our alliance with sanofi

•	U.S. net sales increased in 2009 and 2008 primarily due to higher average net selling prices and increased demand. Estimated total U.S. prescription demand increased 4% in 2009 and 19% in 2008.

•

International net sales decreased in 2009 and 2008 due to the launch of alternative salt forms of clopidogrel and/or generic clopidogrel bisulfate in over half of the EU countries since August 2008, with additional launches expected through 2010. Given the wide-spread launch of alternative salt forms and generics, we expect continued erosion of sales in the EU which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) - an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•

U.S. net sales decreased in 2009 primarily due to a 9% decrease in estimated total U.S. prescription demand partially offset by higher average net selling prices. International net sales increased primarily due to higher average net selling prices partially offset by an unfavorable foreign exchange impact.

•

In 2008, worldwide net sales increased primarily due to higher average net selling prices which more than offset decline in overall demand. Estimated total U.S. prescription demand decreased approximately 7%.

REYATAZ - a protease inhibitor for the treatment of HIV

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of 8% in 2009 and 14% in 2008, and higher average net selling prices.

•	In 2009 and 2008, international net sales increased primarily due to higher demand across most markets with Europe being the key driver due to the June 2008 approval for first-line treatment.

SUSTIVA Franchise - a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead.

•	In 2009 and 2008, U.S. net sales increased primarily due to higher demand as well as higher average net selling prices. Estimated total U.S. prescription demand increased 10% in 2009 and 14% in 2008.

•

In 2009 and 2008, international net sales increased despite an unfavorable foreign exchange impact in 2009 primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007.

BARACLUDE - an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales in 2009 and 2008 increased primarily due to continued strong growth in international markets.

•

There continues to be increased awareness and acceptance of its long-term efficacy, safety and resistance data as evidenced by the American Association for the Study of Liver Disease treatment guidelines that recommended BARACLUDE as a first line treatment option.

ERBITUX* - a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly.

•

Sold by us almost exclusively in the U.S., the net sales in 2009 decreased primarily due to study results released in 2008 regarding the impact of the K-ras gene expression on the effectiveness in patients with colorectal cancer.

•	Sales increase in 2008 is attributable to increased demand for a 2008 indication for usage in the treatment of head and neck cancer.

SPRYCEL - an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC*, which is part of our strategic alliance with Otsuka.

•	Worldwide net sales increased primarily due to higher demand in previously launched markets, growth attributed to recently launched markets as well as higher U.S. average net selling prices.

IXEMPRA - a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer and is part of our strategic alliance with Otsuka

•	The net sales increase in 2008 reflects the launch of the product in the U.S. in October 2007.

ABILIFY* - an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•

U.S. net sales increased primarily due to increased overall demand, new indications for certain patients with bipolar 1 disorder and major depressive disorder, and higher average net selling prices. The 2009 increase was partially offset by $49 million of amortization of the $400 million extension payment made to Otsuka in April 2009. Estimated total U.S. prescription demand increased 26% in 2009 and 23% in 2008.

•

In 2009 and 2008, international net sales increased due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU offset by an unfavorable foreign exchange impact in 2009.

ORENCIA - a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	In 2009, worldwide net sales increased primarily due to increased demand.

•	In 2008, the U.S. net sales increase was primarily due to continued demand growth. The international net sales increase reflected the May 2007 product launch in Europe.

ONGLYZA - once-daily oral tablet for the treatment of type 2 diabetes

•

ONGLYZA has been submitted to regulatory authorities in more than 50 countries, approved in 36 and, beginning in the third quarter of 2009, launched in six countries—the U.S., Canada, Mexico, Germany, the UK and Denmark.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect information from other channels such as hospitals, home healthcare, clinics, federal facilities including VA hospitals, and long-term care, among others.

In the first quarter of 2009, we changed our service provider for U.S. prescription data to Wolters Kluwer Health, Inc. (WK), a supplier of market research audit data for the pharmaceutical industry, for external reporting purposes and internal demand for most products. Prior to 2009, we used prescription data based on the Next-Generation Prescription Service Version 2.0 of the National Prescription Audit provided by IMS Health (IMS). We continuously seek to improve the quality of our estimates of prescription change amounts and ultimate patient/consumer demand by reviewing estimate calculation methodologies, processes, and analyzing internal and third-party data. We expect to continue to review and refine our methodologies and processes for calculation of these estimates and will continue to review and analyze our own and third parties’ data used in such calculations.

The estimated prescription data is based on the Source Prescription Audit provided by the above suppliers and is a product of their respective recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

We calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor that approximates three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand, with respect to retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

The following tables set forth for each of our key products sold in the U.S. for the years ended December 31, 2009, 2008 and 2007: (i) total U.S. net sales for the year; (ii) change in reported U.S. net sales for the year; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis, and (iv) months of inventory on hand in the wholesale distribution channel.

	Year Ended December 31,									At December 31,
	Total U.S. Net Sales			Change in U.S. Net Sales			% Change in U.S. Total Prescriptions			Months on Hand
Dollars in Millions	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
							(WK)	(IMS)	(IMS)
PLAVIX*	$5,556	$4,920	$4,060	13%	21%	53%	4%	19%	34%	0.5	0.4	0.5
AVAPRO*/AVALIDE*	722	735	692	(2)%	6%	7%	(9)%	(7)%	(4)%	0.4	0.5	0.5
REYATAZ	727	667	587	9%	14%	14%	8%	14%	13%	0.5	0.5	0.6
SUSTIVA Franchise(a)	803	724	604	11%	20%	22%	10%	14%	20%	0.5	0.6	0.6
BARACLUDE	160	140	88	14%	59%	76%	13%	55%	77%	0.5	0.7	0.6
ERBITUX*(b)	671	739	683	(9)%	8%	6%	N/A	N/A	N/A	0.5	0.5	0.5
SPRYCEL	123	92	58	34%	59%	164%	18%	36%	**	0.7	0.8	0.9
IXEMPRA(b)(c)	99	98	15	1%	**	—	N/A	N/A	N/A	0.8	0.7	0.9
ABILIFY*	2,082	1,676	1,305	24%	28%	24%	26%	23%	12%	0.4	0.5	0.5
ORENCIA(b)	467	363	216	29%	68%	145%	N/A	N/A	N/A	0.5	0.5	0.5
ONGLYZA(d)	22	—	—	—	—	—	N/A	N/A	N/A	3.7	—	—

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*. The months on hand relates only to SUSTIVA.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	IXEMPRA was launched in the U.S. in October 2007.
(d)	ONGLYZA was launched in the U.S. in August 2009. Month on hand ratio of 3.7 is estimated by dividing the estimated amount of the product in the U.S. wholesaler distribution channel by the estimated amount of out-movement of the product from the U.S. wholesaler distribution channel over a period of 31 days.
**	Change in excess of 200%

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. We disclosed U.S. products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2009, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2009. The following products met those criteria:

At December 31, 2009, ONGLYZA, a type 2 diabetes product, had approximately 3.7 months of inventory on hand. The inventory level on hand was due to the product launch in August 2009.

At September 30, 2009, DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.1 months of inventory on hand at December 31, 2008. The level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France.

At September 30, 2009, FERVEX, a cold and flu product had approximately 1.7 months of inventory on hand at direct customers compared to approximately 1.4 months of inventory on hand at December 31, 2008. The increased level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France and the initial stocking of a new distributor in Russia.

In the U.S., for all products sold exclusively through wholesalers or through distributors, we determined our months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by our three largest wholesalers, which account for approximately 90% of total gross sales of U.S. products, and provided by our distributors. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

For products in the U.S. that are not sold exclusively through wholesalers or distributors and for our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2009 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are in the U.S., France, Japan, Spain, Canada, Italy, Germany, China and Mexico. Our net sales by geographic areas, based on the location of the customer, were as follows:

	Net Sales			% Change		% of Total Net Sales
Dollars in Millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
United States	$11,909	$10,611	$8,992	12%	18%	63%	60%	58%
Europe, Middle East and Africa	4,206	4,370	3,914	(4)%	12%	22%	25%	25%
Other Western Hemisphere	1,300	1,329	1,390	(2)%	(4)%	7%	7%	9%
Pacific	1,393	1,405	1,321	(1)%	6%	8%	8%	8%

Total	$18,808	$17,715	$15,617	6%	13%	100%	100%	100%

Net sales in the U.S. increased in 2009 and 2008 primarily due to items previously discussed in “—Net Sales” above.

Net sales in Europe, Middle East and Africa decreased in 2009 primarily due to a 7% unfavorable foreign exchange impact, decreased net sales of certain mature brands due to divestitures and increased generic competition for PLAVIX*, partially offset by sales growth in major European markets for the HIV portfolio, BARACLUDE, ABILIFY*, SPRYCEL and ORENCIA. In 2008, net sales increased primarily due to sales growth in major European markets for SPRYCEL, ABILIFY* and the HIV hepatitis portfolio and a 6% favorable foreign exchange impact.

Net sales in the Other Western Hemisphere countries decreased in 2009 primarily due to a 9% unfavorable foreign exchange impact, partially offset by increased net sales of PLAVIX*, AVAPRO*/AVALIDE*, ORENCIA and SPRYCEL. In 2008, net sales were essentially flat with a minimum foreign exchange impact.

Net sales in the Pacific region decreased in 2009 primarily due to decreased net sales of certain mature brands due to divestitures, partially offset by increased net sales of BARACLUDE and SPRYCEL and 1% favorable foreign exchange impact. In 2008, net sales increased primarily due to sales growth of BARACLUDE in China, Japan and Korea and a 6% favorable foreign exchange impact.

No single country outside the U.S. contributed more than 10% of our total net sales in 2009, 2008 or 2007. The combined net sales in emerging markets which includes Brazil, Russia, India, China and Turkey approximated 4% of our total net sales in 2009 and 2008 and 3% in 2007.

Expenses

	Expenses			% Change		% of Net Sales
Dollars in Millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Cost of products sold	$5,140	$5,316	$4,919	(3)%	8%	27.3%	30.0%	31.5%
Marketing, selling and administrative	3,946	4,140	3,941	(5)%	5%	21.0%	23.4%	25.2%
Advertising and product promotion	1,136	1,181	1,097	(4)%	8%	6.0%	6.7%	7.0%
Research and development	3,647	3,512	3,160	4%	11%	19.4%	19.8%	20.2%
Acquired in-process research and development	—	32	230	(100)%	(86)%	—	0.2%	1.5%
Provision for restructuring	136	215	180	(37)%	19%	0.7%	1.2%	1.2%
Litigation expense	132	33	14	**	136%	0.7%	0.2%	0.1%
Equity in net income of affiliates	(550)	(617)	(524)	(11)%	18%	(2.9)%	(3.5)%	(3.4)%
Gain on sale of ImClone shares	—	(895)	—	(100)%	—	—	(5.1)%	—
Other (income)/expense	(381)	22	77	**	(71)%	(2.0)%	0.1%	0.5%

Total Expenses	$13,206	$12,939	$13,094	2%	(1)%	70.2%	73.0%	83.8%

**	Change is in excess of 200%.

Cost of products sold

Cost of products sold consist of material costs, internal labor and overhead of our owned manufacturing sites, third-party processing costs, other supply chain costs and changes in foreign currency forward contracts that offset manufacturing related assets and liabilities denominated in foreign currencies. Essentially all of these costs are managed primarily through our global manufacturing organization, referred to as Technical Operations. In addition, discovery royalties attributed to licensed products in connection with alliances as well as the amortization of milestone payments that occur on or after regulatory approval are also included.

Costs as a percentage of net sales can vary between periods as a result of product mix, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs. In addition, changes in foreign currency may also provide volatility given a high percentage of total costs are denominated in foreign currencies.

•

The improvement in cost of products sold as a percentage of net sales in 2009 was driven by favorable foreign exchange, higher U.S. average net selling prices, a more favorable product mix and realized manufacturing efficiencies from PTI offset by higher manufacturing costs attributed to inflation. The 2009 costs include manufacturing rationalization charges of $123 million primarily related to the implementation of PTI compared to $249 million of rationalization charges recognized in 2008.

•

The improvement in costs of products sold as a percentage of net sales in 2008 was primarily attributed to a more favorable product sales mix, higher U.S. average net selling prices, and realized manufacturing savings from PTI. These factors were partially offset by higher manufacturing costs attributed to inflation. The 2008 costs include manufacturing rationalization charges of $249 million primarily related to the implementation of PTI compared to $179 million of rationalization charges recognized in 2007.

Marketing, selling and administrative

Marketing, selling and administrative expenses consist of employee salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs and other expenses that are not attributed to product manufacturing costs or research and development expenses. Most of these expenses are managed through regional commercialization functions or global functions such as finance, law, information technology and human resources.

•	The decrease in 2009 resulted from a favorable 2% foreign exchange impact and efficiencies gained from PTI.

•

The increase in 2008 was primarily related to $109 million of process standardization costs incurred as part of PTI, higher average net selling expenses in support of key products and an unfavorable 2% foreign exchange impact.

Advertising and product promotion

Advertising and product promotion expenses consist of related media, sample and direct to consumer programs.

•

The decrease in 2009 is attributed to reduced spending on promotion of products nearing patent expirations and a favorable 2% foreign exchange impact, partially offset by increased spending for the ONGLYZA launch and pipeline products.

•	The increase in 2008 was primarily related to increased promotions for new indications of ABILIFY* in the U.S., increased promotion for ORENCIA and an unfavorable foreign exchange impact.

Research and development

Research and development expenses consist of internal salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and facility costs. These expenses also include third-party licensing fees that are typically paid upfront as well as when regulatory or other contractual milestones are met. Certain expenses are shared with alliance partners based upon contractual agreements.

Approximately 85% of these expenses are managed by our global research and development organization. Historically, approximately 75% of the total spend was attributed to development activities with the remainder attributed to preclinical and research activities. These expenses can vary between periods for a number of reasons, including the timing of upfront licensing and milestone payments.

•	The increase in 2009 was attributed to additional spending to support our maturing pipeline and compounds obtained from our string-of-pearls strategy, offset by a favorable 1% foreign exchange impact.

•

The increase in 2008 was primarily related to increased upfront licensing and milestone payments, increased spending for pipeline compounds, and an unfavorable foreign exchange impact. The 2008 increase was partially offset by sharing of codevelopment costs with alliance partners AstraZeneca and Pfizer.

•

Upfront licensing and milestone payments expensed to research and development were $347 million in 2009 primarily attributed to ZymoGenetics, Alder and Nissan; $348 million in 2008 primarily attributed to Exelixis, PDL BioPharma, Inc. and KAI Pharmaceuticals, Inc.; and $162 million in 2007 primarily attributed to Exelixis, Pfizer, Adnexus Therapeutics, Inc. (Adnexus) and Isis Pharmaceuticals.

•	The 2009 acquisition of Medarex resulted in $40 million of additional spend.

Acquired in-process research and development

The charges related to the acquisition of Kosan Biosciences, Inc. (Kosan) in 2008 and the acquisition of Adnexus in 2007. In-process research and development (IPRD) projects acquired in a business combination after January 1, 2009 are capitalized initially and considered indefinite-lived assets.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to the timing of the worldwide implementation of PTI.

Litigation expense

The 2009 expense was primarily due to a $125 million securities litigation settlement. For further information, see “Item 8. Financial Statements—Note 24. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

Equity in net income of affiliates was primarily related to our international partnership with sanofi and varies based on international PLAVIX* net sales included within this partnership.

•

The decrease in 2009 is attributed to the impact of an alternative salt form of clopidogrel and generic clopidogrel competition on international PLAVIX* net sales commencing in 2009. This unfavorable trend in earnings is expected to continue in future periods as such generic products have been launched in over half of the EU countries since August 2008, with additional launches expected in future years. For additional information, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Gain on sale of ImClone shares

The gain on sale of ImClone shares in 2008 was attributed to our receipt of approximately $1.0 billion in cash for the tendering of our investment in ImClone. See “Item 8. Financial Statements—Note 2. Alliances and Collaborations” for further detail.

Other (income)/expense

Other (income)/expense include:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Interest expense	$184	$310	$422
Interest income	(54)	(130)	(241)
Gain on debt buyback and termination of interest rate swap agreements	(7)	(57)	—
ARS impairment	—	305	275
Foreign exchange transaction losses/(gains)	2	(78)	11
Gain on sale of product lines, businesses and assets	(360)	(159)	(282)
Medarex acquisition	(10)	—	—
Net royalty income and amortization of upfront licensing and milestone payments received from alliance partners	(148)	(141)	(104)
Pension settlements/curtailments	43	8	6
Other	(31)	(36)	(10)

Other (income)/expense	$(381)	$22	$77

•	Interest expense decreased primarily due to lower interest rates and amortization resulting from the termination of interest rate swaps during 2009 and 2008.

•	Interest income decreased primarily due to lower interest rates in 2009 and 2008 partially offset by higher cash, cash equivalents and marketable securities balances.

•

Auction rate securities (ARS) impairment charges recognized in 2008 and 2007 were due to the severity and the duration of the decline in value, the future prospects of the issuers and our ability and intent to hold the securities to recover their value. The value of ARS at December 31, 2009 was $88 million. Any future declines in fair value will be considered other than temporary and therefore recognized in our results of operations.

•

The impact of foreign exchange was mainly due to the sudden and dramatic strengthening of the U.S. dollar in the second half of 2008. This generated significant gains on foreign currency dominated transactions recognized during 2008. To a lesser extent, earnings were impacted in all periods by foreign exchange hedges that were discontinued or did not qualify as cash flow hedges. See “Item 8. Financial Statements—Note 22. Financial Instruments.”

•

Gain on sale of product lines, businesses and assets was primarily related to the sale of mature brands, including businesses within Indonesia and Australia in 2009; a business in Egypt in 2008; and the sale of BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China) and certain Oceanic countries in 2007.

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone payments related to our alliances.

•

Pension settlements / curtailments were primarily attributed to amendments which will eliminate the crediting of future benefits related to service for U.S. pension plan participants effective January 1, 2010. These amendments resulted in a curtailment charge of $25 million during 2009. The remainder of the charges resulted from the high level of lump sum payments in certain plans which exceeded the threshold (sum of plan interest costs and service costs) that require settlement accounting, resulting in an acceleration of a portion of previously deferred actuarial losses. Although most of this activity was driven by PTI and certain divestitures, additional charges may be recognized in the future, particularly with the U.S. pension plans due to a lower threshold resulting from the elimination of service costs. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further detail.

•	Other includes gains and losses on the sale of property, plant and equipment, and ConvaTec and Medical Imaging net transitional service fees.

Specified Items

During 2009, 2008 and 2007, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results.

Year Ended December 31, 2009 Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$122	$—	$—	$122
Accelerated depreciation, asset impairment and other shutdown costs	109	—	—	14	—	—	123
Pension settlements/curtailments	—	—	—	—	—	36	36
Process standardization implementation costs	—	110	—	—	—	—	110
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(360)	(360)

Total PTI	109	110	—	136	—	(324)	31
Other:
Litigation charges	—	—	—	—	132	—	132
Accelerated depreciation	6	—	—	—	—	—	6
BMS Foundation funding initiative	—	100	—	—	—	—	100
Loss on sale of investments	—	—	—	—	—	31	31
Upfront licensing and milestone payments	—	—	347	—	—	—	347
Medarex acquisition	—	—	—	—	—	(10)	(10)
Debt buyback and swap terminations	—	—	—	—	—	(7)	(7)
Product liability	8	—	—	—	—	(5)	3

Total	$123	$210	$347	$136	$132	$(315)	633

Income taxes on items above							(205)

Decrease to Net Earnings from Continuing Operations							$428

Year Ended December 31, 2008 Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Acquired in-process research and development	Provision for restructuring	Litigation expense	Gain on sale of ImClone shares	Other (income)/ expense	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$186	$—	$—	$—	$186
Accelerated depreciation, asset impairment and other shutdown costs	213	—	—	—	20	—	—	8	241
Pension settlements/curtailments	9	—	—	—	—	—	—	8	17
Process standardization implementation costs	—	109	—	—	—	—	—	—	109
Gain on sale and leaseback of properties	—	—	—	—	—	—	—	(9)	(9)
Termination of lease contracts	—	—	—	—	9	—	—	6	15
Gain on sale of product lines and businesses	—	—	—	—	—	—	—	(159)	(159)

Total PTI	222	109	—	—	215	—	—	(146)	400
Other:
Litigation settlement	—	—	—	—	—	33	—	—	33
Insurance recovery	—	—	—	—	—	—	—	(20)	(20)
Product liability	—	—	—	—	—	—	—	18	18
Upfront licensing and milestone payments and acquired in-process research and development	—	—	348	32	—	—	—	—	380
Asset impairment	27	—	13	—	—	—	—	—	40
ARS impairment and loss on sale	—	—	—	—	—	—	—	324	324
Debt buyback and swap termination	—	—	—	—	—	—	—	(57)	(57)
Gain on sale of ImClone shares	—	—	—	—	—	—	(895)	—	(895)

Total	$249	$109	$361	$32	$215	$33	$(895)	$119	223

Income taxes on items above									55

Decrease to Net Earnings from Continuing Operations									$278

Year Ended December 31, 2007 Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Acquired in-process research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$136	$—	$6	$142
Accelerated depreciation and other shutdown costs	102	8	—	—	—	—	—	110
Process standardization implementation costs	—	5	—	—	—	—	32	37

Total PTI	102	13	—	—	136	—	38	289
Other:
Litigation settlement	—	—	—	—	—	14	—	14
Insurance recovery	—	—	—	—	—	—	(11)	(11)
Product liability	—	—	—	—	—	—	15	15
Upfront licensing and milestone payments and acquired in-process research and development	—	—	162	230	—	—	—	392
ARS impairment	—	—	—	—	—	—	275	275
Downsizing and streamlining of worldwide operations	—	—	—	—	44	—	—	44
Accelerated depreciation, asset impairment and contract termination	77	—	—	—	—	—	23	100
Gain on sale of properties and product lines and businesses	—	—	—	—	—	—	(282)	(282)

Total	$179	$13	$162	$230	$180	$14	$58	836

Income taxes on items above								(33)
Change in estimate for taxes on a prior year specified item								(39)

Decrease to Net Earnings from Continuing Operations								$764

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of our past financial performance and prospects for the future. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Among the items in GAAP measures but excluded for purposes of determining adjusted earnings and other adjusted measures are: charges related to implementation of the PTI; gains or losses from the purchase or sale of businesses, product lines or investments; discontinued operations; restructuring and other exit costs; accelerated depreciation charges; asset impairments; charges and recoveries relating to significant legal proceedings; upfront licensing and milestone payments for in-licensing of products that have not achieved regulatory approval that are immediately expensed; IPRD charges prior to 2009; special initiative funding to the Bristol-Myers Squibb Foundation; and significant tax events. For a detailed listing of items that are excluded from the non-GAAP earnings from continuing operations, see “—Specified Items” above. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they will reoccur in future periods.

A reconciliation of GAAP to non-GAAP follows:

	Year Ended December 31, 2009			Year Ended December 31, 2008
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$3,239	$428	$3,667	$2,697	$278	$2,975
Contingently convertible debt interest expense and dividends and undistributed earnings attributable to unvested shares	(17)	—	(17)	3	—	3

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$3,222	$428	$3,650	$2,700	$278	$2,978

Average Common Shares Outstanding—Diluted	1,978	—	1,978	1,999	—	1,999

Diluted EPS from Continuing Operations Attributable to BMS	$1.63	$0.22	$1.85	$1.35	$0.14	$1.49

Segment Results

Segment results are consistent with the financial information regularly reviewed by the chief operating decision maker for purpose of evaluating performance, allocating resources, setting compensation targets, and planning and forecasting future periods. Segment results exclude the impact of specified items which are significant and not indicative of current operating performance or ongoing results. The following table reconciles our segment results to earnings from continuing operations before income taxes.

	Segment Results			% Change		% of Net Sales
Dollars in Millions	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
BioPharmaceuticals	$4,492	$3,538	$2,234	27%	58%	24%	20%	14%

Specified items	(633)	(223)	(836)
Noncontrolling interest	1,743	1,461	1,125	19%	30%

Earnings from continuing operations before income taxes	$5,602	$4,776	$2,523	17%	89%

Earnings increased primarily due to increased net sales of various key products in 2009 and 2008; more favorable gross margins due to price increases, product mix and realized efficiencies from previous PTI initiatives and more efficient spending within marketing, selling and administrative expense, partially offset by increased investments within our research and development pipeline. The improved gross margin rate and efficiencies mentioned above resulted in an increase in segment results expressed as a percentage of net sales during the past two years.

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 21.1% in 2009, compared with 22.8% in 2008 and 18.7% in 2007. The effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to permanently reinvest the earnings for certain of our manufacturing operations in Ireland, Puerto Rico and Switzerland offshore and the U.S. Federal research and development tax credit. For additional information, see “—Critical Accounting Policies” below and “Item 8. Financial Statements—Note 10. Income Taxes.”

The decrease in the 2009 effective tax rate from 2008 was primarily due to the unfavorable 2008 tax impact related to IPRD and ARS impairment charges and to a lesser extent, a higher benefit in 2009 related to certain contingent matters.

The increase in the 2008 effective tax rate from 2007 was primarily due to higher pre-tax income in the U.S., including the gain on the sale of ImClone shares, and earnings mix in high tax jurisdictions in 2008. Partially offsetting these factors were lower nondeductible charges in 2008 for IPRD and lower ARS impairment charges with little or no tax benefit. The tax rate in 2008 was favorably impacted by a benefit of $91 million of tax related to the final settlement of the 2002-2003 audit with the Internal Revenue Service (IRS).

The 2007 tax rate was unfavorably impacted by the impairment on our investment in certain ARS with little tax benefit and the nondeductible write-off of IPRD related to the acquisition of Adnexus, partially offset by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the IRS related to the deductibility of litigation settlement expenses and U.S foreign tax credits claimed.

Discontinued Operations

On December 23, 2009, we completed a split-off of our remaining interest in Mead Johnson by means of an exchange offer to BMS shareholders. In August 2008, we completed the divestiture of our ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista). In January 2008, we completed the divestiture of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista. See “Item 8. Financial Statements—Note 7. Discontinued Operations.”

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 8. Financial Statements—Note 2. Alliances and Collaborations.” The increase in noncontrolling interest corresponds to increased net sales of PLAVIX* in the U.S. Net earnings from discontinued operations attributable to noncontrolling interest primarily relates to the 16.9% of Mead Johnson owned by the public prior to the split-off. A summary of noncontrolling interest is as follows:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
sanofi partnerships	$1,717	$1,444	$1,106
Other	26	17	19

Noncontrolling interest—pre-tax	1,743	1,461	1,125
Income taxes	(562)	(472)	(369)

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	1,181	989	756
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	69	7	7

Net earnings attributable to noncontrolling interest—net of taxes	$1,250	$996	$763

Financial Position, Liquidity and Capital Resources

We maintain a significant level of working capital, which was approximately $7.6 billion at December 31, 2009 and $8.0 billion at December 31, 2008. In 2010 and future periods, we expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. Cash and cash equivalents, marketable securities, the conversion of other working capital items and borrowings are expected to fund near-term operations outside the U.S. We believe that based on our current levels of cash, cash equivalents, marketable securities and other financial assets and expected operating cash flows, the current downturn in global economic activity will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations, including the dividend.

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. The facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of the facility. There were no borrowings outstanding under the facility at December 31, 2009 and 2008.

Net cash position at December 31 was as follows:

Dollars in Millions	2009	2008
Cash and cash equivalents	$7,683	$7,976
Marketable securities—current(a)	831	289
Marketable securities—non-current(b)	1,369	188

Total	9,883	8,453

Short-term borrowings, including current portion of long-term debt	231	154
Long-term debt	6,130	6,585

Total debt	6,361	6,739

Net cash position	$3,522	$1,714

(a)	Includes $109 million of Floating Rate Securities (FRS) securities at December 31, 2008.
(b)	Includes $179 million and $188 million of ARS and FRS securities at December 31, 2009 and 2008, respectively.

Beginning with the second quarter of 2009, we diversified our investment portfolio and acquired non-current marketable securities, including purchases of corporate debt securities. These investments are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only made with highly rated corporate and financial institutions. See “Item 8. Financial Statements—Note 12. Cash, Cash Equivalents and Marketable Securities.”

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers, to third parties. The receivables are sold on a nonrecourse basis and approximated $660 million and $350 million in 2009 and 2008, respectively. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

Cash, cash equivalents and marketable securities held outside the U.S. was approximately $5.3 billion at December 31, 2009 which is either utilized to fund non-U.S. operations or repatriated back to the U.S. where taxes have been previously provided. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

Credit Ratings

Moody’s Investors Service (Moody’s) long-term and short-term credit ratings are currently A2 and Prime-1, respectively. Moody’s revised our long-term credit outlook from negative to stable in August 2009. Standard & Poor’s (S&P) long-term and short-term credit ratings are currently A+ and A-1, respectively. S&P’s long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings are currently A+ and F1, respectively. Fitch’s long-term credit rating remains on stable outlook. Our credit ratings are considered investment grade. These ratings designate for long-term securities, that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions and for short-term obligations has the strongest capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities at December 31:

Dollars in Millions	2009	2008	2007
Cash flow provided by/(used in):
Operating activities	$4,065	$3,707	$3,153
Investing activities	(4,380)	5,079	(202)
Financing activities	(17)	(2,582)	(3,213)

Operating Activities

Cash flows from operating activities represent the cash receipts and cash disbursements related to all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for:

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

The net impact of the changes in operating assets and liabilities aggregated to a net cash inflow of $42 million during 2009, a cash inflow of $117 million during 2008 and a cash outflow of $7 million in 2007. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

We continue to maximize our operating cash flows with our working capital initiative designed to continue to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable. Those improvements are being driven by several actions including additional factoring of non-US trade receivables, revised contractual payment terms with customers and vendors, enhanced collection processes and various supply chain initiatives designed to optimize inventory levels. Progress in this area is monitored each period and is a component of our annual incentive plan. The following summarizes certain working capital components expressed as a percentage of trailing twelve months’ net sales. The December 31, 2008 amounts include Mead Johnson which was split-off on December 23, 2009.

Dollars in Millions	December 31, 2009	% of Trailing Twelve Month Net Sales	December 31, 2008	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,897	10.1%	$2,417	11.7%
Inventories	1,413	7.5%	1,765	8.6%
Accounts payable	(1,711)	(9.1)%	(1,535)	(7.5)%

Total	$1,599	8.5%	$2,647	12.8%

During 2009, changes in operating assets and liabilities aggregated to a net cash inflow of $42 million including:

•	Cash inflows from accounts payable ($472 million) primarily attributed to the timing of payments to vendors and alliances, as well as the impact of the working capital initiative discussed above;

•	Cash inflows from receivables ($227 million) primarily attributed to additional factoring of non-U.S. trade receivables in Japan and Spain;

•	Cash inflows from deferred income ($135 million) mainly due to the milestone payments received from Pfizer ($150 million) and AstraZeneca ($150 million), partially offset by amortization; and

•

Cash outflows from other operating assets and liabilities ($932 million) primarily related to pension funding in excess of current year expense ($532 million), and a payment to Otsuka which is amortized as a reduction of net sales through the extension period ($400 million).

In 2008, changes in operating assets aggregated to a net cash inflow of $117 million including:

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

•	Cash inflows from deferred income ($61 million) which are primarily due to receipt of upfront licensing and milestone payments from alliance partners;

•	Cash outflows from accounts receivables ($360 million) which are attributed to increased sales; and

•

Cash outflows from other operating assets and liabilities ($338 million) which are primarily due to net litigation related payments ($190 million) attributed to the settlement of certain pricing and sales litigation accrued in prior periods; pension funding in excess of current year expense ($120 million); and increase in non-current inventory ($112 million).

In 2007, changes in operating assets aggregated to a net cash outflow of $7 million including:

•	Cash outflows from accounts receivable ($458 million) which are primarily attributed to increased sales;

•

Cash outflows from U.S and foreign income taxes payable ($199 million) which are primarily attributed to tax payments which included settlement payments associated with various tax issues for the 2002-2003 IRS audit;

•	Cash inflows from deferred income ($454 million) which are primarily due to receipt of upfront licensing and milestone payments from alliance partners including Pfizer and AstraZeneca;

•	Cash inflows from accounts payables ($141 million) which included the impact of increased purchases of raw materials for planned inventory buildup; and

•

Cash inflows from other operating assets and liabilities ($109 million) which are primarily due to increases in accrued royalties attributed to increased PLAVIX* net sales; and increases in accrued salaries and bonuses due to the timing of payments; partially offset by cash outflows primarily related to litigation related payments ($318 million) for the settlement of pricing and sales litigation accrued in prior periods.

Investing Activities

Net cash used in investing activities was $4.4 billion in 2009 including:

•	Acquisition of Medarex ($2.2 billion), net of cash acquired ($53 million);

•	Net purchases of marketable securities ($1.4 billion);

•	Capital expenditures ($730 million);

•	Mead Johnson cash included in split-off ($561 million); and

•

Proceeds from the sale of businesses and other investments, including businesses within the Asia-Pacific region ($310 million) and Australia ($61 million); and proceeds from the sale of Genmab and Celldex securities ($42 million).

Net cash provided by investing activities was $5.1 billion in 2008 including:

•	Proceeds from the divestiture of ConvaTec ($4.1 billion) and Medical Imaging ($483 million);

•	Proceeds from the tendering of our shares in ImClone ($1.0 billion);

•	Proceeds from the sale and leaseback of the Paris, France facility ($227 million);

•	Proceeds from the sale of businesses, including mature brands business in Egypt ($209 million);

•	Capital expenditures ($941 million) which included expenditures associated with the construction of our biologic facility in Devens, Massachusetts; and

•	Acquisition of Kosan ($191 million).

Net cash used in investing activities was $202 million in 2007 including:

•	Capital expenditures ($843 million);

•	Acquisition of Adnexus ($432 million);

•	Net proceeds from the sale of marketable securities ($756 million); and

•	Proceeds from the sales of the BUFFERIN* and EXCEDRIN* brands in Japan, Asia (excluding China and Taiwan) and certain Oceanic countries and U.S. dermatology products ($273 million).

Financing Activities

Net cash used in financing activities was $17 million in 2009 including:

•	Dividend payments ($2.5 billion);

•	Repayment of Mead Johnson revolving credit facility ($80 million) and the early extinguishment of certain debt securities ($132 million);

•	Net proceeds from the issuance of Mead Johnson Notes ($1.5 billion) and revolving credit facility ($200 million);

•	Net proceeds from the Mead Johnson IPO ($782 million);

•	Net proceeds from the termination of interest rate swap agreements ($194 million); and

•	Net proceeds from the exercise of stock options ($45 million).

Net cash used in financing activities was $2.6 billion in 2008 including:

•	Dividend payments ($2.5 billion);

•	Redemption of Floating Rate Convertible Senior Debentures due 2023 ($1.2 billion);

•	Repayment of 4.00% Notes due August 2008 ($400 million) and 1.10% Yen Notes due 2008 ($117 million);

•	Repurchase of some of our Notes ($228 million);

•	Net proceeds from the issuance of 5.45% Notes due 2018 ($600 million) and 6.125% Notes due 2038 ($1.0 billion);

•	Net proceeds from the termination of interest rate swap agreements ($211 million); and

•	Net proceeds from stock option exercises in 2008 ($5 million) reflects the exercise of fewer stock options in 2008 due to the decrease in the average stock price when compared to the prior periods.

Net cash used in financing activities was $3.2 billion in 2007 including:

•	Dividend payments ($2.2 billion);

•	Repayment of the floating rate bank facility ($1.3 billion); and

•	Proceeds from the exercise of stock options ($333 million).

Dividends declared per common share were $1.25 for 2009, $1.24 for 2008 and $1.15 for 2007. In December 2009, we declared a quarterly dividend of $0.32 per common share and expect to pay a dividend for the full year of 2010 of $1.28 per share. Dividend decisions are made on a quarterly basis by our Board of Directors.

Contractual Obligations

Payments due by period for our contractual obligations at December 31, 2009 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2010	2011	2012	2013	2014	Later Years
Short-term borrowings	$231	$231	$—	$—	$—	$—	$—
Long-term debt (a)	5,622	—	—	—	650	—	4,972
Interest on long-term debt(b)	6,522	195	246	283	291	279	5,228
Operating leases	614	120	100	95	83	71	145
Purchase obligations	2,490	577	405	409	415	277	407
Uncertain tax positions(c)	81	81	—	—	—	—	—
Other long-term liabilities	391	—	71	38	35	27	220

Total(d)	$15,951	$1,204	$822	$825	$1,474	$654	$10,972

(a)	The current portion of long-term debt obligations is included in short-term borrowings and all balances approximate the outstanding nominal long-term debt values.
(b)

Includes estimated future interest payments on our short-term and long-term debt securities. Also includes accrued interest payable recognized on our consolidated balance sheets, which consists primarily of the accrual of interest on short-term and long-term debt as well as the accrual of periodic cash settlements of derivatives, netted by counterparty.

(c)

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. See “Item 8. Financial Statements—Note 10. Income Taxes” for further detail.

(d)

The table above excludes future contributions by us to our pensions, postretirement and postemployment benefit plans. Required contributions are contingent upon numerous factors including minimum regulatory funding requirements and the funded status of each plan. Due to the uncertainty of such future obligations, they are excluded from the table. Contributions for both U.S. and international plans are expected to be up to $430 million in 2010. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further detail.

In addition to the above, we are committed to approximately $5.0 billion (in the aggregate) of potential future research and development milestone payments to third parties as part of in-licensing and development programs. Early stage milestones, defined as milestones achieved through Phase III clinical trials, comprises $1.0 billion of the total committed amount. Late stage milestones, defined as milestones achieved post Phase III clinical trials, comprises $4.0 billion of the total committed amount. Payments under these agreements generally are due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recognized. In addition to certain royalty obligations that are calculated as a percentage of net sales, some of these agreements also provide for sales-based milestones that aggregate to approximately $1.6 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels.

For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities,” “—Note 21. Short-Term Borrowings and Long-Term Debt,” “—Note 22. Financial Instruments” and “—Note 23. Leases.”

SEC Consent Order

As previously disclosed, on August 4, 2004, we entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10 to our quarterly report on Form 10-Q for the period ended September 30, 2004.

Under the terms of the Consent, we agreed, subject to certain defined exceptions, to limit sales of all products sold to our direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. We also agreed in the Consent to certain measures that we have implemented including: (a) establishing a formal review and certification process of our annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer our accounting and financial reporting processes; (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that our budget process gives appropriate weight to inputs that comes from the bottom to the top, and not just from the top to the bottom, and adequately documenting that process.

We have established a company-wide policy to limit our sales to direct customers for the purpose of complying with the Consent. This policy includes the adoption of various procedures to monitor and limit sales to direct customers in accordance with the terms of the Consent. These procedures include a governance process to escalate to appropriate management levels potential questions or concerns regarding compliance with the policy and timely resolution of such questions or concerns. In addition, compliance with the policy is monitored on a regular basis.

We maintain Inventory Management Agreements (IMAs) with our U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. biopharmaceuticals products. Under the current terms of the IMAs, our three largest wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. These three wholesalers currently account for approximately 90% of total gross sales of U.S. BioPharmaceuticals products. The inventory information received from these wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. BioPharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for our biopharmaceuticals business outside of the U.S., we have significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Recently Issued Accounting Standards

The following new accounting standards are discussed in “Item 8. Financial Statements—Note 1. Accounting Policies—Recently Issued Accounting Standards”:

•

ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, an amendment to ASC 605.25 (formerly Emerging Issues Task Force (EITF) Issue No. 08-01, Revenue Arrangements with Multiple Deliverables) was issued in October 2009 and is effective for reporting periods beginning on or after June 15, 2010.

•

ASU No. 2009-16, Accounting for Transfers of Financial Assets, an amendment to ASC 860.10 (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 issued in June 2009) was codified and issued as an ASU in December 2009 and was adopted by us on January 1, 2010.

•

ASU No. 2009-17, Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities, an amendment to ASC 810.10 (formerly SFAS No. 167, Amending FASB interpretation No. 46(R) issued in June 2009) was codified and issued as an ASU in December 2009 and was adopted by us on January 1, 2010.

•

ASC 105 (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles) was issued in July 2009 and was effective and adopted by us on September 15, 2009.

•	ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements) was adopted by us for non-financial assets and liabilities on January 1, 2009.

•

ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51) was adopted by us on January 1, 2009.

•	ASC 805 (formerly SFAS No. 141(R), Business Combinations) was adopted by us on January 1, 2009.

•

ASC 808-10, Collaborative Arrangements (formerly EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property) was effective January 1, 2009 and was applied retroactively.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates. These accounting policies were discussed with the Audit Committee of the Board of Directors.

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. We recognize revenue when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment (net of the gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgments).

For discussions on revenue recognition, see “Item 8. Financial Statements—Note 1. Accounting Policies—Revenue Recognition” and “—Sales Rebate and Return Accruals.”

Gross-to-Net Sales Adjustments

We have the following significant categories of gross-to-net sales adjustments: prime vendor charge-backs, managed healthcare rebates and other contractual discounts, Medicaid rebates, cash discounts, sales returns and other adjustments, all of which involve significant estimates and judgments and require us to use information from external sources. See “—Net Sales” above for a reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustment.

Prime vendor charge-backs

Our U.S. businesses participate in prime vendor programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower prime vendor price and the wholesalers then charge us the difference between their acquisition cost and the lower prime vendor price. We account for prime vendor charge-backs by reducing accounts receivable in an amount equal to our estimate of charge-back claims attributable to a sale. We determine our estimate of the prime vendor charge-backs primarily based on historical experience regarding prime vendor charge-backs and current contract prices under the prime vendor programs. We consider prime vendor payments, levels of inventory in the distribution channel, and our claim processing time lag and adjust the reduction to accounts receivable periodically throughout each quarter to reflect actual experience.

Cash discounts

In the U.S. and certain other countries, we offer cash discounts, approximating 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts. We consider payment performance and adjust the accrual to reflect actual experience.

Managed healthcare rebates and other contract discounts

We offer rebates and discounts to managed healthcare organizations in the U.S. which manage prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit in addition to their commercial plans, as well as globally to other contract counterparties such as hospitals and group purchasing organizations. In addition, we accrue rebates under U.S. Department of Defense TRICARE Retail Pharmacy Refund Program. We account for managed healthcare rebates and other contract discounts by establishing an accrual in an amount equal to our estimate of managed healthcare rebates and other contractual discounts attributable to a sale. We determine our estimate of the managed healthcare rebates and other contractual discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. We consider the sales performance of products subject to managed healthcare rebates and other contract discounts and levels of inventory in the distribution channel and adjust the accrual periodically throughout each quarter to reflect actual experience.

Medicaid rebates

Our U.S. businesses participate in state government-managed Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these latter programs are included in our Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to a sale. We determine our estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as any expansion on a prospective basis of our participation in the non-mandatory aspects of the qualifying Federal and state government programs, legal interpretations of applicable laws related to Medicaid and qualifying Federal and state government programs, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We consider outstanding Medicaid claims, Medicaid payments, and levels of inventory in the distribution channel and adjust the accrual periodically throughout each quarter to reflect actual experience.

Sales returns

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recognized for which the related products are expected to be returned.

For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. We consider all of these factors and adjust the accrual periodically throughout each quarter to reflect actual experience.

In the event of a product recall or product discontinuance, we consider the reasons for and impact of such actions and adjust the sales return accrual as appropriate, taking into account historical experience, estimated levels of inventory in the distribution channel and, for product discontinuances, estimates of continuing demand.

Sales returns accruals from new products are estimated and primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category. In limited circumstances, where the new product is not an extension of an existing line of product or where we have no historical experience with products in a similar therapeutic category, such that we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. We also consider the shelf life of new products and determine whether an adjustment to the sales return accrual is appropriate. The shelf life in connection with new products tends to be shorter than the shelf life for more established products because we may still be developing an optimal manufacturing process for the new product that would lengthen its shelf life. In addition, higher launch quantities may have been manufactured in advance of the launch date to ensure sufficient supply exists to satisfy market demand. In those cases, we assess the reduced shelf life, together with estimated levels of inventory in the distribution channel and projected demand, and determine whether an adjustment to the sales return accrual is appropriate.

Other adjustments

In addition to the gross-to-net sales adjustments described above, we make other gross-to-net sales adjustments. For example, we offer sales discounts, most significantly in non-U.S. businesses, and also offer consumer coupons and rebates in our U.S. business. In addition, in a number of countries outside the U.S., including certain major European countries, we provide rebates to government entities. We generally account for these other gross-to-net sales adjustments by establishing an accrual in an amount equal to our estimate of the adjustments attributable to a sale. We generally determine our estimates of the accruals for these other gross-to-net sales adjustments primarily based on historical experience, performance on commitments to government entities and other relevant factors, including estimated levels of inventory in the distribution channel, and adjust the accruals periodically throughout each quarter to reflect actual experience.

Use of information from external sources

We use information from external sources to estimate gross-to-net sales adjustments. Our estimate of inventory at the wholesalers are based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals.

Effective January 1, 2009, we changed our service provider for U.S. prescription data to WK, a supplier of market research audit data to the pharmaceutical industry, to project the prescription demand-based sales for many U.S. biopharmaceutical products. Prior to 2009, we used prescription data based on the Next-Generation Prescription Service Version 2.0 of the National Prescription Audit provided by IMS.

We have also continued the practice of combining retail and mail prescription volume on a retail-equivalent basis. We use this methodology for internal demand forecasts. We also use information from external sources to identify prescription trends, patient demand and average selling prices. Our estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive third-party information.

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations. Our key assumptions used in calculating the cost of pension benefits are the discount rate and the expected long-term rate of return on plan assets. In consultation with our actuaries, we evaluate and select these key assumptions and others used in calculating the cost of pension benefits, such as salary growth, retirement, turnover, healthcare trends and mortality rates, based on expectations or actual experience, as appropriate, and determine such assumptions during each remeasurement date including December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings, projected benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

In determining the discount rate, we use the yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts. The Citigroup Pension Discount curve is used in determining the discount rate for the U.S. plans. The U.S. plans’ pension expense for 2009 was determined using a 7.25% weighted-average discount rate. The present value of benefit obligations at December 31, 2009 for the U.S. plans was determined using a 5.75% discount rate. If the discount rate used in determining the U.S. plans’ pension expense for 2009 had been reduced by 1.00%, such expense would have increased by approximately $40 million. If the assumed discount rate used in determining the projected benefit obligation at December 31, 2009 had been reduced by 1.00%, the projected benefit obligation would have increased by approximately $600 million.

In determining the expected long-term rate of return on plan assets, we estimate returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2009 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2009 had been reduced by 1%, such expense would have increased by $40 million.

For a more detailed discussion on retirement benefits, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations

The consolidated financial statements reflect an acquired business after the completion of an acquisition. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.

When determining the fair value of intangible assets, including IPRD, we typically use the “income method.” This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the amount and timing of projected costs to develop the IPRD into commercially viable products; the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

As of January 1, 2009, acquired IPRD projects are initially capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. For those compounds that reach commercialization, the assets are amortized over the expected useful lives. Prior to January 1, 2009, amounts allocated to acquired IPRD were expensed at the date of acquisition.

Determining the useful life of an intangible asset is based upon the period over which it is expected to contribute to future cash flows. All pertinent matters associated with the asset and the environment for which it operates are considered, including, legal, regulatory or contractual provisions as well as the effects of any obsolescence, demand, competition, and other economic factors.

Medarex, Inc. Acquisition

On September 1, 2009, we acquired the remaining outstanding shares of Medarex not already owned by us for approximately $2.3 billion providing us with full rights to ipilimumab and increasing our biologics development pipeline, see “Item 8. Financial Statements—Note 5. Medarex, Inc. Acquisition.” Medarex is a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases.

Approximately $1.9 billion of the purchase price was allocated to the estimated fair value of identifiable intangible assets including IPRD projects of approximately $1.5 billion and developed technology of $435 million. For those compounds that reach commercialization, the assets are amortized over the expected useful lives.

The fair value of IPRD included approximately $1.0 billion that was assigned to ipilimumab which is a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. There is also an ongoing ipilimumab Phase II study in lung cancer as well as Phase III studies in adjuvant melanoma and hormone-refractory prostate cancer. The overall development effort is estimated to be in the range of 50% to 70% complete. The projected cost to complete these development efforts range from $250 million to $400 million as of the acquisition date. The fair value of ipilimumab was determined from a market participant view considering the preexisting terms of the collaboration arrangement with BMS, including cost and profit sharing splits. The project’s unit of account was a global view. Significant delays in obtaining marketing approval for ipilimumab or the inability to bring ipilimumab to market could result in such IPRD to be partially or fully impaired. The remaining IPRD was assigned to four other projects that were in Phase II development and 13 other projects at various stages of development that were generated from Medarex technology and are being developed through licensing partners that may generate milestone payments and royalties upon commercialization.

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

Developed technology was attributed to three separate license arrangements that have received regulatory approval and technology platforms that produce high affinity, fully human antibodies for use in a broad range of therapeutic areas, including immunology and oncology. The fair value for the license arrangements was $315 million which was determined based on the present value of projected royalty streams beginning in 2010 through 2023. The fair value of the technology platforms was $120 million which was determined based upon the expected annual number of antibodies achieving an early candidate nomination status. Developed technology will be amortized over the expected useful lives of 13 years for license arrangements and 10 years for the technology platforms.

Impairment

Goodwill

Goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Based upon our most recent annual impairment test completed during the first quarter of 2009, the fair value of goodwill is substantially in excess of the related carrying value.

For discussion on goodwill, acquired in-process research and development and other intangible assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Goodwill, Acquired In-Process Research and Development and Other Intangible Assets.”

Indefinite-Lived Intangible Assets, including IPRD

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We consider various factors including the stage of development, current legal and regulatory environment and the competitive landscape. Considering the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges may occur in future periods.

Fixed Assets

We periodically evaluate whether current facts or circumstances indicate that the carrying value of our depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

The estimates of future cash flows are based on reasonable and supportable assumptions and projections requiring judgment. Changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in impairment charges.

Impairment charges of long-lived assets were $3 million in 2009, $63 million in 2008 and $104 million in 2007. For discussion on impairment of long-lived assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Impairment of Long-Lived Assets.”

Marketable Securities and Investments in Other Companies

Our marketable securities are classified as “available for sale” and therefore reported at fair value with changes in fair value reported as accumulated other comprehensive income. Declines in fair value considered other than temporary are charged to earnings. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. When determining if a security is other-than-temporarily impaired we typically consider the severity and duration of the decline, future prospects of the issuer and our ability and intent to hold the security to recovery. Declines in fair value determined to be credit related are charged to earnings. An average cost method is used in determining realized gains and losses on the sale of “available for sale” securities. Realized gains and losses are included in other (income)/expense.

For level 3 investments, including FRS and ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation is subject to uncertainties that are difficult to predict and utilize a considerable amount of judgment and estimation. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

For discussions on current and non-current marketable securities, FRS and ARS, see “Item 8. Financial Statements—Note 11. Fair Value Measurement” and “—Note 12. Cash, Cash Equivalents and Marketable Securities.”

We account for 50% or less owned companies over which we have the ability to exercise significant influence using the equity method of accounting. Our share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statements of earnings. For investments whose fair market value falls below its carrying value we assess if the decline is other than temporary and consider our intent and ability to hold investments, the market price and market price fluctuations of the investment’s publicly traded shares and inability of the investee to sustain an earnings capacity. Impairment losses are recognized in other (income)/expense when a decline in market value is deemed to be other than temporary.

For discussions on marketable securities and investments in other companies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Marketable Securities and Investments in Other Companies” and “—Note 2. Alliances and Collaborations.”

Restructuring

Restructuring charges were recognized as a result of our actions to streamline operations and rationalize manufacturing facilities. Significant judgment is used when estimating the impact of restructuring plans, including future termination benefits and other exit costs to be incurred when the actions take place. Actual results could vary from these estimates.

For detailed discussions on restructuring, see “Item 8. Financial Statements—Note 1. Accounting Policies—Restructuring” and “—Note 4. Restructuring.”

Contingencies

In the normal course of business, we are subject to contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. We recognize accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These estimates are subject to uncertainties that are difficult to predict and, as such, actual results could vary from these estimates.

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies,” “—Note 10. Income Taxes” and “—Note 24. Legal Proceedings and Contingencies.”

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. These judgments are subject to change. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our net deferred tax assets were $2.2 billion and $2.8 billion at December 31, 2009 and 2008, respectively, net of valuation allowances of $1.8 billion in both years.

We recognized deferred tax assets at December 31, 2009 related to a U.S. Federal net operating loss carryforward of $253 million, a U.S. Federal foreign tax credit carryforward of $278 million and a U.S. Federal research and development tax credit carryforward of $266 million. The net operating loss carryforward was acquired as a result of the acquisitions of Medarex, Kosan and Adnexus and is subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforward expires in varying amounts beginning in 2020 and the expiration of the foreign tax credit and research and development tax credit carryforwards expire in varying amounts beginning in 2014. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, we believe it is more likely than not that these deferred tax assets will be realized.

Prior to the Mead Johnson split-off the following transactions occurred: (i) an internal spin-off of Mead Johnson shares while still owned by us; (ii) conversion of Mead Johnson Class B shares to Class A shares; and; (iii) conversion by Mead Johnson & Company to a limited liability company. These transactions as well as the split-off of Mead Johnson through the exchange offer should qualify as tax-exempt transactions under the Internal Revenue Code based upon a private letter ruling received from the Internal Revenue Service related to the conversion of Mead Johnson Class B shares to Class A shares, and outside legal opinions. We have relied upon certain assumptions, representations and covenants by Mead Johnson regarding the future conduct of its business and other matters which could effect the tax treatment of the exchange. For example, the current tax law generally creates a presumption that the exchange would be taxable to us, if Mead Johnson or its shareholders were to engage in transactions that result in a 50% or greater change in its stock ownership during a four year period beginning two years before the exchange offer, unless it is established that the exchange offer were not part of a plan or series of related transactions to effect such a change in ownership. If the internal spin-off or exchange offer were determined not to qualify as a tax exempt transaction, we could be subject to tax as if the exchange was a taxable sale by us at market value.

In addition, we had a negative basis or excess loss account (ELA) in our investment in stock of Mead Johnson prior to these transactions. We received an opinion from outside legal counsel to the effect that it is more likely than not that we eliminated the ELA as part of these transactions and do not have taxable income with respect to the ELA. The tax law in this area is complex and it is possible that even if the internal spin-off and the exchange offer is tax exempt under the Internal Revenue Code, the IRS could assert that we have additional taxable income for the period with respect to the ELA. We could be exposed to additional taxes if this were to occur. Based upon our understanding of the Internal Revenue Code and opinion from outside legal counsel, a tax reserve of $244 million was established reducing the gain on disposal of Mead Johnson included in discontinued operations.

We agreed to certain tax related indemnities with Mead Johnson as set forth in the tax sharing agreement. For example, Mead Johnson has agreed to indemnify us for potential tax effects resulting from the breach of certain representations discussed above as well as certain transactions related to the acquisition of Mead Johnson’s stock or assets. We have agreed to indemnify Mead Johnson for certain taxes related to its business prior to the completion of the IPO and created as part of the restructuring to facilitate the IPO.

We established liabilities for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known.

For discussions on income taxes, see “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 10. Income Taxes.”

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk due to changes in currency exchange rates and interest rates. As a result, certain derivative financial instruments are used when available on a cost-effective basis to hedge our underlying economic exposure. Our primary net foreign currency translation exposures are the euro, Japanese yen, Canadian dollar, British pound, Australian dollar, Mexican peso and Chinese renminbi. Foreign currency forward contracts are used to manage these exposures. These instruments generally qualify for cash flow hedge accounting treatment and are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

Derivative instruments are also used as part of our interest rate risk management strategy. The derivative instruments used are principally comprised of fixed-to-floating interest rate swaps, which generally qualify for fair-value hedge accounting treatment. In addition, all of our financial instruments, including derivatives, are subject to counterparty credit risk which we consider as part of the overall fair value measurement. Derivative financial instruments are not used for trading purposes.

Foreign Exchange Risk

A significant portion of our revenues, earnings and cash flow is exposed to changes in foreign currency rates. We use foreign currency forward contracts to manage foreign exchange risk that primarily arises from certain intercompany transactions and designate these derivative instruments as foreign currency cash flow hedges when appropriate. In addition, we are exposed to foreign exchange transaction risk that arises from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. In order to manage these risks, we use foreign currency forward contracts to offset exposures to certain assets and liabilities and earnings denominated in certain foreign currencies. These foreign currency forward contracts are not designated as hedges and, therefore, changes in the fair value of these derivatives are recognized in earnings in other (income)/expense, as they occur.

We estimate that a 10% appreciation or depreciation in the underlying currencies being hedged from their levels against the U.S. dollar at December 31, 2009, with all other variables held constant, would increase or decrease by $152 million the fair value of foreign exchange forward contracts held at December 31, 2009 and, if realized, would effect earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. In order to manage this risk we use non-U.S. dollar borrowings to hedge the foreign currency exposures of our net investment in certain foreign affiliates. These non-U.S. dollar borrowings are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recognized as part of the foreign currency translation component of accumulated OCI.

For additional information, see “Item 8. Financial Statements—Note 22. Financial Instruments.”

Interest Rate Risk

We use interest rate swaps as part of our interest rate risk management strategy. The interest rate swaps used are principally fixed-to-floating rate swaps, which are designated as fair-value hedges. The swaps are intended to provide us with an appropriate balance of fixed and floating rate debt. We estimate that an increase or decrease of 100 basis points in short-term or long-term interest rates would decrease or increase the fair value of our interest rate swaps by $347 million, excluding the effects of counterparty credit risk and, if realized, would affect earnings over the remaining life of the swaps.

Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest with highly rated institutions and we place limits on the amount and time to maturity of investments with any individual institution.

Credit Risk

We periodically sell non-U.S. trade receivables as a means to reduce collectability risk. Our sales agreements do not provide for recourse in the event of uncollectibility and we do not retain interest in the underlying asset once sold.

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy places limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are made only with highly rated corporate and financial institutions.

The use of derivative instruments exposes us to credit risk. When the fair value of a derivative instrument contract is positive, we are exposed to credit risk if the counterparty fails to perform. When the fair value of a derivative instrument contract is negative, the counterparty is exposed to credit risk if we fail to perform our obligation. We are not required to post collateral when a derivative contract is in a liability position, and we do not require counterparties to post collateral for derivatives in an asset position to us. We seek to minimize the credit risk in derivative instruments by entering into transactions with reputable financial institutions. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults.

For additional information, see “Item 8. Financial Statements—Note 11. Fair Value Measurement,” “—Note 12. Cash, Cash Equivalents and Marketable Securities,” “—Note 21. Short-Term Borrowings and Long-Term Debt” and “—Note 22. Financial Instruments.”

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2009	2008	2007
EARNINGS
Net Sales	$18,808	$17,715	$15,617

Cost of products sold	5,140	5,316	4,919
Marketing, selling and administrative	3,946	4,140	3,941
Advertising and product promotion	1,136	1,181	1,097
Research and development	3,647	3,512	3,160
Acquired in-process research and development	—	32	230
Provision for restructuring	136	215	180
Litigation expense	132	33	14
Equity in net income of affiliates	(550)	(617)	(524)
Gain on sale of ImClone shares	—	(895)	—
Other (income)/expense	(381)	22	77

Total Expenses	13,206	12,939	13,094

Earnings from Continuing Operations Before Income Taxes	5,602	4,776	2,523
Provision for income taxes	1,182	1,090	471

Net Earnings from Continuing Operations	4,420	3,686	2,052

Discontinued Operations:
Earnings, net of taxes	285	578	876
Gain on disposal, net of taxes	7,157	1,979	—

Net Earnings from Discontinued Operations	7,442	2,557	876

Net Earnings	11,862	6,243	2,928

Net Earnings Attributable to Noncontrolling Interest	1,250	996	763

Net Earnings Attributable to Bristol-Myers Squibb Company	$10,612	$5,247	$2,165

Amounts Attributable to Bristol-Myers Squibb Company:
Net Earnings from Continuing Operations	$3,239	$2,697	$1,296
Net Earnings from Discontinued Operations	7,373	2,550	869

Net Earnings Attributable to Bristol-Myers Squibb Company	$10,612	$5,247	$2,165

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$1.63	$1.36	$0.65
Diluted	$1.63	$1.35	$0.65

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$5.35	$2.64	$1.09
Diluted	$5.34	$2.62	$1.09

Dividends declared per common share	$1.25	$1.24	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

	Year Ended December 31,
	2009	2008	2007
COMPREHENSIVE INCOME

Net Earnings	$11,862	$6,243	$2,928
Other Comprehensive Income/(Loss):
Foreign currency translation	159	(123)	240
Foreign currency translation reclassified to net earnings due to business divestitures	(40)	(12)	—
Foreign currency translation on hedge of a net investment	(38)	36	(141)
Derivatives qualifying as cash flow hedges, net of taxes of $9 in 2009, $3 in 2008 and $24 in 2007	(19)	9	(56)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $5 in 2009, $23 in 2008 and $15 in 2007	(27)	42	42
Derivatives reclassified to net earnings due to business divestitures, net of taxes of $1 in 2009	2	—	—
Pension and postretirement benefits, net of taxes of $41 in 2009, $697 in 2008 and $52 in 2007	(115)	(1,387)	130
Pension and postretirement benefits reclassified to net earnings, net of taxes of $49 in 2009, $50 in 2008 and $50 in 2007	109	102	108
Pension and postretirement benefits reclassified to net earnings due to business divestitures, net of taxes of $62 in 2009	106	—	—
Available for sale securities, net of taxes of $4 in 2009, $0 in 2008 and $19 in 2007	35	(106)	(139)
Available for sale securities reclassified to net earnings, net of taxes of $3 in 2009 and $6 in 2008	6	181	—

Total Other Comprehensive Income/(Loss)	178	(1,258)	184

Comprehensive Income	12,040	4,985	3,112

Comprehensive Income Attributable to Noncontrolling Interest	1,260	996	763

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$10,780	$3,989	$2,349

RETAINED EARNINGS

Retained Earnings at January 1	$22,549	$19,762	$19,845
Cumulative effect of adopting a new accounting principle (Note 10)	—	—	27
Net Earnings Attributable to Bristol-Myers Squibb Company	10,612	5,247	2,165
Cash dividends declared	(2,401)	(2,460)	(2,275)

Retained Earnings at December 31	$30,760	$22,549	$19,762

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$7,683	$7,976
Marketable securities	831	289
Receivables	3,164	3,644
Inventories	1,413	1,765
Deferred income taxes	611	703
Prepaid expenses	256	320

Total Current Assets	13,958	14,697

Property, plant and equipment	5,055	5,405
Goodwill	5,218	4,827
Other intangible assets	2,865	1,151
Deferred income taxes	1,636	2,137
Marketable securities	1,369	188
Other assets	907	1,081

Total Assets	$31,008	$29,486

LIABILITIES

Current Liabilities:
Short-term borrowings	$231	$154
Accounts payable	1,711	1,535
Accrued expenses	2,785	2,974
Deferred income	237	277
Accrued rebates and returns	622	806
U.S. and foreign income taxes payable	175	347
Dividends payable	552	617

Total Current Liabilities	6,313	6,710

Pension, postretirement and postemployment liabilities	1,658	2,285
Deferred income	949	791
U.S. and foreign income taxes payable	751	466
Other liabilities	422	441
Long-term debt	6,130	6,585

Total Liabilities	16,223	17,278

Commitments and contingencies (Note 24)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,515 in 2009 and 5,668 in 2008, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2009 and 2008	220	220
Capital in excess of par value of stock	3,768	2,757
Accumulated other comprehensive loss	(2,541)	(2,719)
Retained earnings	30,760	22,549
Less cost of treasury stock — 491 million common shares in 2009 and 226 million in 2008	(17,364)	(10,566)

Total Bristol-Myers Squibb Company Shareholders’ Equity	14,843	12,241
Noncontrolling interest	(58)	(33)

Total Equity	14,785	12,208

Total Liabilities and Equity	$31,008	$29,486

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net earnings	$11,862	$6,243	$2,928
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(1,250)	(996)	(763)
Depreciation	469	562	542
Amortization	238	254	350
Deferred income tax expense/(benefits)	163	1,430	(416)
Stock-based compensation expense	183	181	133
Acquired in-process research and development	—	32	230
Impairment charges	—	349	379
Gain related to divestitures of discontinued operations	(7,275)	(3,412)	—
Gain on sale of ImClone shares	—	(895)	—
Other (gains)/losses	(367)	(158)	(223)
Changes in operating assets and liabilities:
Receivables	227	(360)	(458)
Inventories	82	130	(54)
Accounts payable	472	253	141
Deferred income	135	61	454
U.S. and foreign income taxes payable	58	371	(199)
Changes in other operating assets and liabilities	(932)	(338)	109

Net Cash Provided by Operating Activities	4,065	3,707	3,153

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	2,075	560	20,634
Purchases of marketable securities	(3,489)	(422)	(19,878)
Additions to property, plant and equipment and capitalized software	(730)	(941)	(843)
Proceeds from sale of businesses, property, plant and equipment and other investments	557	309	317
Proceeds from divestitures of discontinued operations	—	4,530	—
Mead Johnson’s cash at split-off	(561)	—	—
Purchase of businesses, net of cash acquired	(2,232)	(191)	(432)
Proceeds from sale of ImClone shares	—	1,007	—
Proceeds from sale and leaseback of properties	—	227	—

Net Cash (Used in)/Provided by Investing Activities	(4,380)	5,079	(202)

Cash Flows From Financing Activities:
Short-term debt repayments	(26)	(1,688)	(33)
Long-term debt borrowings	1,683	1,580	—
Long-term debt repayments	(212)	(229)	(1,300)
Interest rate swap terminations	194	211	—
Issuances of common stock under stock plans and excess tax benefits from share-based payment arrangements	45	5	333
Dividends paid	(2,483)	(2,461)	(2,213)
Proceeds from Mead Johnson initial public offering	782	—	—

Net Cash Used in Financing Activities	(17)	(2,582)	(3,213)

Effect of Exchange Rates on Cash and Cash Equivalents	39	(29)	45

(Decrease)/Increase in Cash and Cash Equivalents	(293)	6,175	(217)
Cash and Cash Equivalents at Beginning of Year	7,976	1,801	2,018

Cash and Cash Equivalents at End of Year	$7,683	$7,976	$1,801

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements, prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP), include the accounts of Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, or the Company) and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date, February 19, 2010.

Codevelopment, cocommercialization and license arrangements are entered into with other parties for various therapeutic areas, with terms including upfront licensing and contingent payments. These arrangements are assessed to determine whether the terms give economic or other control over the entity, which may require consolidation of the entity. Entities that are consolidated because they are controlled by means other than a majority voting interest are referred to as variable interest entities. Arrangements with material variable interest entities, including those associated with these codevelopment, cocommercialization and license arrangements, were determined not to exist.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Mead Johnson Nutrition Company (Mead Johnson) financial results, previously reported in the Mead Johnson segment, have been reported as discontinued operations for all years presented.

Use of Estimates

The preparation of financial statements requires the use of management estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining the fair value of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, tax assets and tax liabilities, stock-based compensation expense, pension and postretirement benefits (including the actuarial assumptions, see “—Note 19. Pension, Postretirement and Postemployment Liabilities”), fair value of financial instruments with no direct or observable market quotes, inventory obsolescence, potential impairment of long-lived assets, allowances for bad debt, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from estimated results.

Revenue Recognition

Revenue is recognized when title and substantially all the risks and rewards of ownership have transferred to the customer, generally at time of shipment. However, in the case of certain sales made by certain non-U.S. businesses, revenue is recognized on the date of receipt by the purchaser. See “—Note 2. Alliances and Collaborations” for further discussion of revenue recognition related to alliances. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Provisions are made at the time of revenue recognition for discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. Such provisions are recognized as a reduction of revenue.

In limited circumstances, where a new product is not an extension of an existing line of product or no historical experience with products in a similar therapeutic category exists, revenue is deferred until the right of return no longer exists or sufficient historical experience to estimate sales returns is developed.

Sales Rebate and Return Accruals

Sales rebate and return accruals are established when the related revenue is recognized, resulting in a reduction to sales and the establishment of a liability. An accrual is recognized based on an estimate of the proportion of recognized revenue that will result in a rebate or return. Prime vendor charge-back accruals and cash discounts, established in a similar manner, are recognized as a reduction to accounts receivable. Women, Infants and Children (WIC) rebates related to Mead Johnson’s participation in competitive bidding process sponsored by various governmental agencies for nutritional products.

Reductions to trade receivables and listing of accrued rebates and returns liabilities are as follows:

	December 31,
Dollars in Millions	2009	2008
Prime vendor charge-backs	$42	$45
Cash discounts	26	31

Reductions to trade receivables	$68	$76

Managed healthcare rebates and other contract discounts	$199	$154
Medicaid rebates	166	133
Sales returns	169	209
Other adjustments	88	115
Women, Infants and Children (WIC) rebates	—	195

Accrued rebates and returns	$622	$806

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

Cash and Cash Equivalents

Cash and cash equivalents consist of U.S. Treasury securities, government agency securities, bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value. Cash and cash equivalents maintained in foreign currencies approximated $500 million at December 31, 2009 and are subject to currency rate risk.

Marketable Securities and Investments in Other Companies

All marketable securities were classified as “available for sale” on the date of purchase. As such, all investments in marketable securities were reported at fair value at December 31, 2009 and 2008. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value considered other than temporary are charged to earnings and those considered temporary are reported as a component of accumulated other comprehensive income (OCI) in shareholders’ equity. Declines in fair value determined to be credit related are charged to earnings. An average cost method is used in determining realized gains and losses on the sale of “available for sale” securities which are included in other (income)/expense.

Investments in 50% or less owned companies for which the ability to exercise significant influence is maintained are accounted for using the equity method of accounting. The share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statements of earnings. Equity investments are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. This includes consideration of the intent and ability to hold investments, the market price and market price fluctuations of the investment’s publicly traded shares, and inability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in market value is deemed to be other than temporary.

Inventory Valuation

Inventories are generally stated at the lower of average cost or market.

Capital Assets and Depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	20 – 50 years
Machinery, equipment and fixtures	3 – 20 years

Impairment of Long-Lived Assets

Current facts or circumstances are periodically evaluated to determine if the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Assets to be disposed of are reported at the lower of its carrying value or its estimated net realizable value.

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from three to 10 years. Costs to obtain software for projects that are not significant are expensed as incurred. Capitalized software amortization expense was $68 million in 2009, $84 million in 2008 and $116 million in 2007, of which $9 million in 2009, $11 million in 2008 and $12 million in 2007 was included in discontinued operations.

Business Combinations

An acquired business is included in the consolidated financial statements upon completion of the acquisition. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Legal costs, audit fees, business valuation costs, and all other business acquisition costs are expensed when incurred.

Goodwill, Acquired In-Process Research and Development and Other Intangible Assets

Goodwill is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The BioPharmaceuticals segment includes four separate reporting units based on geography. The annual goodwill impairment assessment was completed in the first quarter of 2009 and subsequently monitored for potential impairment in the remaining quarters of 2009, none of which indicated an impairment of goodwill.

The fair value of in-process research and development (IPRD) acquired in a business combination is determined based on the present value of each research project’s projected cash flows using an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for technical risk of completion. The resulting cash flows are then discounted at a rate approximating the Company’s weighted-average cost of capital.

IPRD acquired after January 1, 2009 is initially capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. For those compounds that reach commercialization, the assets are amortized over the expected useful lives. Prior to January 1, 2009, amounts allocated to acquired IPRD were expensed at the date of acquisition.

Patents/trademarks, licenses, technology and capitalized software are amortized on a straight-line basis over their estimated useful lives, ranging from two to 15 years. Such intangible assets are deemed to be impaired if their net carrying value exceeds their estimated fair value.

Restructuring

Restructuring charges were recognized as a result of actions to streamline operations and rationalize manufacturing facilities. Significant judgment is used when estimating the impact of restructuring plans, including future termination benefits and other exit costs to be incurred when the actions take place. Actual results could vary from these estimates

Product Liability

Accruals for product liability (including associated legal costs) are established on an undiscounted basis when it is probable that a liability was incurred and the amount of the liability can be reasonably estimated based on existing information. Accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recognized on an undiscounted basis when it is probable that a recovery will be realized.

Contingencies

In the normal course of business, loss contingencies, such as legal proceedings and claims arising out of the business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters, may occur. Accruals for such loss contingencies are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Gain contingencies are not recognized until realized.

Derivative Financial Instruments

Derivative financial instruments are used principally in the management of interest rate and foreign currency exposures and are not held or issued for trading purposes.

Derivative instruments are recognized at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income (OCI) and subsequently recognized in earnings when the hedged item affects earnings. Cash flows are classified consistent with the underlying hedged item.

Derivatives are designated and assigned as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, a gain or loss is immediately recognized on the designated hedge in earnings.

Non-derivative instruments are also designated as hedges of net investments in foreign affiliates. These non-derivative instruments are mainly euro denominated long-term debt. The effective portion of the designated non-derivative instrument is recognized in the foreign currency translation section of OCI and the ineffective portion is recognized in earnings.

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $208 million in 2009, $262 million in 2008 and $278 million in 2007, of which $68 million in 2009, $103 million in 2008 and $128 million in 2007 was included in discontinued operations.

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in OCI.

Research and Development

Research and development costs are expensed as incurred. Strategic alliances with third parties provide rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by the other party. Certain research and development payments to alliance partners are contingent upon the achievement of certain pre-determined criteria. Milestone payments achieved prior to regulatory approval of the product are expensed as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of products sold over the remaining useful life of the asset. Capitalized milestone payments are tested for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Research and development is recognized net of reimbursements in connection with collaboration agreements. Upfront licensing and milestone payments that are received are deferred and amortized over the estimated life of the product in other income.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, an amendment of ASC 605-25 (formerly Emerging Issues Task Force (EITF) Issue No. 08-01, Revenue Arrangements with Multiple Deliverables). This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, an amendment of ASC 860-10 (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 issued in June 2009). Among other items the standard removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This standard is effective January 1, 2010 and is not expected to have an impact on the consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities, an amendment to ASC 810-10 (formerly SFAS No. 167, Amending FASB interpretation No. 46(R) issued in June 2009). This standard provides guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this standard are effective January 1, 2010 but are not expected to have an impact on the consolidated financial statements.

In July 2009, the FASB issued ASC 105 (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). This standard contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This standard was effective September 15, 2009 and is not expected to have an impact on the consolidated financial statements.

ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities was adopted effective January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard did not have an impact on the consolidated financial statements.

ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51) was adopted on January 1, 2009. As a result of adoption, the noncontrolling interest balance of $33 million, previously presented as $66 million of receivables and $33 million of non-current other liabilities, was presented as part of equity at December 31, 2008. Also, noncontrolling interest has been presented as a reconciling item in the consolidated statements of earnings, the consolidated statements of comprehensive income and retained earnings and the consolidated statements of cash flows.

ASC 805 (formerly SFAS No. 141(R), Business Combinations), for business combinations on or after January 1, 2009 was adopted. This standard requires that assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at fair value as of that date. In a business combination achieved in stages, all identifiable assets and liabilities, including non-controlling interest in the acquiree, are required to be recognized at the full amount of their fair value. It also requires the fair value of IPRD to be recognized as an indefinite-lived intangible asset, contingent consideration to be recognized on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recognized in earnings. See “—Note 5. Medarex, Inc. Acquisition” for Medarex, Inc. (Medarex) purchase accounting details.

ASC 808-10, Collaborative Arrangements (formerly EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property), was adopted on January 1, 2009 and applied retroactively. This standard defines a collaborative arrangement as one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements are presented gross or net based on the criteria in ASC 605-45-45 Overall Considerations of Reporting Revenue Gross as a Principal vs. Net as an Agent (formerly EITF Issue No. 99-19, Reporting Revenue Gross as a Principal vs. Net as an Agent) and other accounting literature. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in arrangements conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure applies to the entire collaborative agreement. This standard did not have an impact on the consolidated financial statements.

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

The Company acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and reflects sanofi’s share of the results as a noncontrolling interest. The Company recognizes net sales in this territory and in comarketing countries outside this territory (e.g. Germany, Italy for irbesartan only, Spain and Greece). Discovery royalties owed to sanofi are included in cost of products sold. Cash flows from operating activities of the partnerships in the territory covering the Americas and Australia are included as operating activities within the Company’s consolidated statements of cash flows. Distributions of partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are also recognized within operating activities.

Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia. The Company’s ownership interest in this territory is 49.9%. The Company does not consolidate the partnership entities in this territory but accounts for them under the equity method and reflects its share of the results in equity in net income of affiliates. The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia, which are reflected as cash provided by operating activities.

The Company and sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. Under this alliance, the Company recognizes other income related to the amortization of deferred income associated with sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. Deferred income will continue to be amortized through 2012, which is the expected expiration of the license. Income attributed to certain supply activities and development and opt-out royalties with sanofi are also reflected net in other income.

The following summarized financial information is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Territory covering the Americas and Australia:
Net sales, including comarketing countries	$7,429	$6,893	$5,958
Discovery royalty expense	1,199	1,061	875
Noncontrolling interest – net of taxes	1,159	976	746
Profit distributions to sanofi	1,717	1,444	1,106

Territory covering Europe and Asia:
Equity in net income of affiliates	558	632	526
Profit distributions to the Company	554	610	491
Investment in affiliates	10	5	(16)

Other:
Other income – irbesartan license fee	32	31	32
Other income – supply activities and development and opt-out royalties	41	71	50
Deferred income – irbesartan license fee	91	123	154

The following is the summarized financial information for interests in the partnerships with sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Net sales	$2,984	$3,478	$3,090
Cost of products sold	1,510	1,740	1,541

Gross profit	1,474	1,738	1,549
Marketing, selling and administrative	219	290	278
Advertising and product promotion	68	93	119
Research and development	61	96	85
Other (income)/expense	—	(7)	(3)

Net income	$1,126	$1,266	$1,070

Current assets	$1,305	$1,525	$1,727
Current liabilities	1,305	1,525	1,727

Cost of products sold includes discovery royalties of $446 million in 2009, $531 million in 2008 and $493 million in 2007, which are paid directly to sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $1.0 billion in 2009, $1.1 billion in 2008 and $1.2 billion in 2007 related to receivables/payables attributed to the respective years, net cash distributions to the Company and sanofi as well as intercompany balances between partnerships within the territory. The remaining current assets and current liabilities consist of third-party trade receivables, inventories and amounts due to the Company and sanofi for the purchase of inventories, royalties and expense reimbursements.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by the Company or Otsuka. The product is currently copromoted with Otsuka in the U.S., United Kingdom (UK), Germany, France and Spain. Currently in the U.S., Germany, France and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company recognizes alliance revenue for its 65% contractual share of third-party net sales and recognizes all expenses related to the product. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the UK and Italy, where the Company is presently the exclusive distributor for the product, the Company recognizes 100% of the net sales and related cost of products sold and expenses. The Company also has an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries, the Company recognizes 100% of the net sales and related cost of products sold.

In April 2009, the Company and Otsuka agreed to extend the U.S. portion of the commercialization and manufacturing agreement until the expected loss of product exclusivity in April 2015. Under the terms of the agreement, the Company paid Otsuka $400 million, which is amortized as a reduction of net sales through the extension period. The unamortized balance is included in other assets. Beginning on January 1, 2010, the share of ABILIFY* U.S. net sales that the Company recognizes changed from 65% to the following:

Share as a % of U.S. Net Sales
2010	58.0%
2011	53.5%
2012	51.5%

During this period, Otsuka will be responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY*.

Beginning January 1, 2013, and through the expected loss of U.S. exclusivity in April 2015, including an expected six month pediatric extension, the Company will receive the following percentages of U.S. annual net sales:

Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

During this period, Otsuka will be responsible for 50% of all U.S. expenses related to the commercialization of ABILIFY*.

In addition, the Company and Otsuka announced that they have entered into an oncology collaboration for SPRYCEL (dasatinib) and IXEMPRA (ixabepilone), which includes the U.S., Japan and European Union (EU) markets (the Oncology Territory). Beginning in 2010 through 2020, the collaboration fees the Company will pay to Otsuka annually are the following percentages of net sales of SPRYCEL and IXEMPRA in the Oncology Territory:

	% of Net Sales
	2010 - 2012	2013 - 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 million to $800 million	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

During these periods, Otsuka will contribute (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products, and (ii) 1% of such commercial operational expenses relating to the products in the territory in excess of $175 million. Starting in 2011, Otsuka will have the right to copromote SPRYCEL with the Company in the U.S. and Japan and in 2012, in the top five EU markets.

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

In addition to the $400 million extension payment, total milestone payments made to Otsuka under the agreement through December 2009 were $217 million, of which $157 million was expensed as IPRD in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Net sales	$2,592	$2,153	$1,660
Amortization of extension payment	(49)	—	—
Amortization of milestone payments	6	6	6

Unamortized extension payment	351	—	—
Unamortized milestone payments	17	23	29

In January 2007, the Company granted Otsuka exclusive rights in Japan to develop and commercialize ONGLYZA. The Company expects to receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of ONGLYZA in Japan, and retained rights to copromote ONGLYZA with Otsuka in Japan. Otsuka is responsible for all development costs in Japan.

Lilly

The Company has a commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of ERBITUX* (cetuximab) in the U.S., which expires as to ERBITUX* in September 2018. The Company also has codevelopment and promotion rights in Canada and Japan. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the agreement, covering North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America, which is included in cost of products sold.

In October 2007, the Company and ImClone amended their codevelopment agreement with Merck KGaA (Merck) to provide for cocommercialization of ERBITUX* in Japan. The rights under this agreement expire in 2032; however, Lilly has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for Lilly to continue. ERBITUX* received marketing approval in Japan in July 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer. The Company receives 50% of the pre-tax profit from Merck sales of ERBITUX* in Japan which is further shared equally with Lilly. The Company’s share of profits from commercialization in Japan is included in other income.

The Company is amortizing $500 million of previously capitalized milestone payments that was accounted for as a license acquisition through 2018, the remaining term of the agreement. The amortization is classified in costs of products sold.

Upon execution of the initial commercialization agreement, the Company acquired an ownership interest in ImClone which approximated 17% at the time of the transaction noted below, and had been accounting for its investment under the equity method. The Company sold its shares of ImClone for approximately $1.0 billion and recognized a pre-tax gain of $895 million in November 2008.

In January 2010, the Company and Lilly restructured the commercialization agreement described above between the Company and ImClone as it relates to necitumumab (IMC-11F8), a novel targeted cancer therapy currently in Phase III development for non-small cell lung cancer. As restructured, both companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. The Company will fund 55% of development costs for studies that will be used only in the U.S. and will fund 27.5% for global studies. The Company would pay $250 million to Lilly as a milestone payment upon first approval in the U.S. In the U.S. and Canada, the Company will recognize sales and receive 55% of the profits for necitumumab. Lilly will provide 50% of the selling effort. In Japan, the Company and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration until both parties agree to terminate.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Net sales	$683	$749	$692
Distribution fees	279	307	284
Amortization of milestone payments	37	37	38
Equity in net income of affiliates	—	(5)	7
Japan commercialization fee	28	3	—

Unamortized milestone payments	323	360	397

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company’s SUSTIVA (efavirenz) and Gilead’s TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe.

Gilead recognizes all ATRIPLA* revenues in the U.S., Canada and most countries in Europe and consolidates the results of the joint venture in its operating results. The Company recognizes revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product to third-party customers. In a limited number of EU countries, the Company recognizes revenue for ATRIPLA* where it agreed to purchase the product from Gilead and distribute to third-party customers. The Company’s revenues related to ATRIPLA* net sales were $869 million in 2009, $582 million in 2008 and $335 million in 2007. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and recognizes its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings. The Company’s equity loss on the U.S. joint venture with Gilead was $10 million in 2009 and $9 million in each of 2008 and 2007.

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), The first is for the worldwide (excluding Japan) codevelopment and cocommercialization of ONGLYZA (saxagliptin), a DPP-IV inhibitor (Saxagliptin Agreement). The second is for the worldwide (including Japan) codevelopment and cocommercialization of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis (excluding, in the case of saxagliptin, Japan), and the Company will manufacture both products. The companies will cocommercialize dapagliflozin in Japan and share profits and losses equally. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive a royalty. Royalty percentage rates if the Company opts-out of cocommercialization agreements are tiered based on net sales.

On July 31, 2009, the FDA approved ONGLYZA as an adjunct to diet and exercise to improve blood sugar (glycemic) control in adults for the treatment of type 2 diabetes mellitus and in August 2009, the Company and AstraZeneca launched ONGLYZA in the U.S. On October 1, 2009, ONGLYZA received a Marketing Authorization for use in the EU to treat adults with type 2 diabetes in combination with either metformin, a sulfonylurea or a thiazolidinedione, when any of these agents alone, with diet and exercise, do not provide adequate glycemic control.

The Company received from AstraZeneca a total of $250 million in upfront licensing and milestone payments related to the Saxagliptin Agreement and $50 million in upfront licensing payments related to the SGLT2 Agreement as of December 31, 2009, including $150 million received during 2009. These payments are deferred and are being amortized over the useful life of the products into other income. Amortization was $16 million in 2009, $9 million in 2008 and $7 million in 2007. The unamortized upfront licensing and milestone payments were $268 million and $134 million at December 31, 2009 and 2008, respectively. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events, as well as sales-based milestones. Under the Saxagliptin Agreement, the Company could receive up to an additional $100 million if all remaining development and regulatory milestones for saxagliptin are met and up to an additional $300 million if all sales-based milestones for saxagliptin are met. Under the SGLT2 Agreement, the Company could receive up to an additional $350 million if all development and regulatory milestones for dapagliflozin are met and up to an additional $390 million if all sales-based milestones for dapagliflozin are met.

Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans were paid by AstraZeneca (with AstraZeneca bearing all the costs of the initial agreed upon development plan for dapagliflozin in Japan). Additional development costs will generally be shared equally. The net reimbursements to the Company for development costs related to saxagliptin and dapagliflozin are netted in research and development and were $38 million in 2009, $139 million 2008 and $145 million in 2007.

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for apixaban, an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions.

The Company received $314 million in upfront licensing payments during 2007. In addition, the Company received a $150 million milestone payment in April 2009 for the commencement of Phase III clinical trials for prevention of major adverse cardiovascular events in acute coronary syndrome. The Company amortized into other income $28 million in 2009, $20 million in 2008 and $12 million in 2007 of the upfront licensing and milestone payments. The unamortized upfront licensing and milestone payments was $404 million and $282 million at December 31, 2009 and 2008, respectively. Pfizer will fund 60% of all development costs under the initial development plan effective January 1, 2007 going forward, and the Company will fund 40%. The net reimbursements to the Company for apixaban development costs are netted in research and development and were $190 million in 2009, $159 million in 2008 and $88 million in 2007. The Company may also receive additional payments from Pfizer of up to an additional $630 million based on achieving development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits and losses equally on a global basis, and will manufacture product under this arrangement.

Exelixis

In December 2008, the Company and Exelixis, Inc. (Exelixis) entered into a global codevelopment and cocommercialization arrangement for XL184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company paid Exelixis $195 million in 2008 upon execution of the agreement and paid an additional $45 million in 2009, all of which was expensed as research and development in 2008. Exelixis funds the first $100 million of development for XL184. If Exelixis elects to continue sharing development costs, Exelixis will fund 35% of future global development costs (excluding Japan) and share U.S. profits and losses equally and has an option to copromote in the U.S.; failing such elections, Exelixis receives milestones and royalties on U.S. net sales. Royalty percentage rates are tiered based on net sales. The Company will fund 100% of development costs in Japan. In addition to royalties on non-U.S. net sales, the Company could pay up to $610 million if all development and regulatory milestones are met on both compounds and up to an additional $300 million if all sales-based milestones are met on both compounds.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. In January 2007, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is pursuing the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, the Company paid Exelixis $60 million of upfront licensing fees in 2007. During 2008, the Company paid Exelixis $40 million in IND acceptance milestones. If Exelixis elects to fund development costs and copromote in the U.S., both parties will equally share development costs and profits. If Exelixis opts-out of the codevelopment and copromotion agreement, the Company will take over full development and U.S. commercial rights, and, if successful, will pay Exelixis development and regulatory milestones up to $380 million and up to an additional $180 million of sales-based milestones, as well as royalties. Royalty percentage rates are tiered based on net sales.

Since July 2001, the Company has held an equity investment in Exelixis, which at December 31, 2009 represented less than 1% of their outstanding shares.

ZymoGenetics

In January 2009, the Company and ZymoGenetics, Inc. (ZymoGenetics) entered into a global codevelopment arrangement in the U.S. for PEG-Interferon lambda, a novel type 3 interferon for the treatment of hepatitis C. Under the terms of the arrangement, the Company paid ZymoGenetics a total of $200 million of upfront licensing and milestone payments in 2009, all of which was expensed as research and development. ZymoGenetics will fund the first $100 million of global development for PEG-Interferon lambda, after which ZymoGenetics will fund 20% of development costs in the U.S. and Europe and the Company will fund 100% of the development costs in the rest of the world. If ZymoGenetics elects to continue sharing development and commercialization costs in the U.S., ZymoGenetics will share 40% of U.S. profits and losses and has an option to copromote in the U.S. Failing such election to fund development costs in the U.S., ZymoGenetics will receive royalties on U.S. net sales. Royalty percentage rates are tiered based on net sales. The Company will pay ZymoGenetics royalties on all non-U.S. net sales. In addition, the Company could pay up to $335 million if all hepatitis C development and regulatory milestones are met; up to $287 million if development and regulatory milestones for other potential indications are met; and up to an additional $285 million if all sales-based milestones are met.

Alder

In November 2009, the Company and Alder Biopharmaceuticals, Inc. (Alder) entered into a global agreement for the development and commercialization of ALD518, a novel biologic that has completed Phase IIa development for the treatment of rheumatoid arthritis. Under the terms of the arrangement, Alder granted the Company worldwide exclusive rights to develop and commercialize ALD518 for all potential indications except cancer, for which Alder retains rights and has granted the Company an option to codevelop and have exclusive rights to cocommercialize outside the United States. The Company paid Alder an $85 million upfront licensing payment in 2009, which was expensed as research and development. In addition, the Company could pay up to $764 million of development-based and regulatory-based milestone payments, potential sales-based milestones which under certain circumstances may exceed $200 million, and royalties on net sales. Royalty percentage rates are tiered based on net sales. If the Company chooses the option to pursue cancer indications, then the Company could pay up to an additional $185 million of development-based and regulatory-based milestone payments, the aforementioned sales-based milestones and royalties on net sales. Royalty percentage rates are tiered based on net sales.

Note 3. BUSINESS SEGMENT INFORMATION

The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. After the split-off of Mead Johnson, and divestitures of ConvaTec and Medical Imaging businesses during the past two years, a single operating segment remains, BioPharmaceuticals. This segment is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization is utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through four regional organizations that serve the United States; Europe, Middle East and Africa; Other Western Hemisphere countries; Emerging Markets and Pacific. The business is also supported by global corporate staff functions.

Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross sales to the three largest pharmaceutical wholesalers in the U.S. as a percentage of total gross sales were as follows:

	2009	2008	2007
McKesson Corporation	25%	24%	22%
Cardinal Health, Inc.	20%	19%	18%
AmerisourceBergen Corporation	15%	14%	13%

Selected geographic area information was as follows:

	Net Sales			Year End Assets
Dollars in Millions	2009	2008	2007	2009	2008
United States	$11,909	$10,611	$8,992	$21,243	$19,968
Europe, Middle East and Africa	4,206	4,370	3,914	3,750	4,592
Other Western Hemisphere	1,300	1,329	1,390	5,177	3,467
Pacific	1,393	1,405	1,321	838	1,459

Total	$18,808	$17,715	$15,617	$31,008	$29,486

Net sales of key products were as follows:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
PLAVIX*	$6,146	$5,603	$4,755
AVAPRO*/AVALIDE*	1,283	1,290	1,204
REYATAZ	1,401	1,292	1,124
SUSTIVA Franchise (total revenue)	1,277	1,149	956
BARACLUDE	734	541	275
ERBITUX*	683	749	692
SPRYCEL	421	310	158
IXEMPRA	109	101	15
ABILIFY*	2,592	2,153	1,660
ORENCIA	602	441	231
ONGLYZA	24	—	—
Other	3,536	4,086	4,547

Total	$18,808	$17,715	$15,617

Capital expenditures and depreciation within the BioPharmaceuticals segment were as follows:

Dollars in Millions	2009	2008	2007
Capital expenditures	$634	$686	$723
Depreciation	346	361	400

The BioPharmaceuticals segment results exclude the impact of significant items not indicative of current operating performance or ongoing results which include, amongst others, charges related to the implementation of productivity transformation initiative (PTI), gains or losses on the purchase or sale of product lines and business assets and upfront licensing and milestone payments. Segment results also exclude earnings attributed to sanofi and other noncontrolling interest. The reconciliation to earnings from continuing operations before income taxes was as follows:

Dollars in Millions	2009	2008	2007

BioPharmaceuticals segment results	$4,492	$3,538	$2,234

Reconciling items:
Downsizing and streamlining of worldwide operations	(122)	(186)	(186)
Accelerated depreciation, asset impairment and other shutdown costs	(129)	(281)	(210)
Process standardization implementation costs	(110)	(109)	(37)
Gain on sale of properties, mature brand product lines and businesses	360	159	282
Litigation charges	(132)	(33)	(14)
Upfront licensing and milestone payments	(347)	(348)	(162)
Acquired in-process research and development	—	(32)	(230)
ARS impairment and loss on sale	—	(324)	(275)
Gain on sale of ImClone shares	—	895	—
BMS Foundation funding initiative	(100)	—	—
Other	(53)	36	(4)
Noncontrolling interest	1,743	1,461	1,125

Earnings from continuing operations before income taxes	$5,602	$4,776	$2,523

Note 4. RESTRUCTURING

The productivity transformation initiative was designed to fundamentally change the way the business is run to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the transformation into a next-generation biopharmaceutical company continues. Most initiatives under the PTI have been implemented resulting in the incurrence of approximately $1.3 billion in costs and the recognition of $522 million in gains related to the sale of mature product lines and businesses. The Company is on target to create $2.5 billion in annual productivity cost savings and cost avoidance by 2012 of which approximately 90% is expected to be realized by the end of 2010.

Subsequent to the PTI, a strategic process designed to achieve a culture of continuous improvement to enhance efficiency, effectiveness and competitiveness and to continue to improve the cost base has been implemented.

The following PTI charges were recognized:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Provision for restructuring	$136	$215	$180
Accelerated depreciation, asset impairment and other shutdown costs	109	221	110
Pension settlements/curtailments	36	17	—
Process standardization implementation costs	110	109	43

Total cost	391	562	333
Gain on sale of product lines, businesses and assets and other	(360)	(162)	—

Net charges	$31	$400	$333

Most of the accelerated depreciation, asset impairment charges and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the manufacturing network in the BioPharmaceuticals segment. These assets continue to be depreciated until the facility closures are complete. The remaining costs of PTI were primarily attributed to process standardization activities and are recognized as incurred.

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 1,350 in 2009, 2,370 in 2008 and 2,800 in 2007. The following table presents the detail of expenses incurred in connection with restructuring activities:

	2009			2008			2007
Dollars in Millions	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total	Termination Benefits	Other Exit Costs	Total
Charges	$144	$14	$158	$171	$43	$214	$185	$1	$186
Changes in estimates	(16)	(6)	(22)	—	1	1	(6)	—	(6)

Provision for restructuring	$128	$8	$136	$171	$44	$215	$179	$1	$180

The following table represents the activity of restructuring liabilities:

Dollars in Millions	Termination Liability	Other Exit Costs Liability	Total
Liability at January 1, 2007	$74	$1	$75
Charges	185	1	186
Change in estimates	(6)	—	(6)
Charges in discontinued operations	3	—	3
Spending	(88)	(3)	(91)

Liability at December 31, 2007	168	(1)	167
Charges	171	43	214
Change in estimates	—	1	1
Charges in discontinued operations	3	—	3
Spending	(152)	(22)	(174)
ConvaTec divestiture	(2)	—	(2)

Liability at December 31, 2008	188	21	209
Charges	144	14	158
Change in estimates	(16)	(6)	(22)
Charges in discontinued operations	15	—	15
Spending	(169)	(13)	(182)
Mead Johnson split-off	(5)	—	(5)

Liability at December 31, 2009	$157	$16	$173

Note 5. MEDAREX, INC. ACQUISITION

On September 1, 2009, the Company acquired 100% of the remaining outstanding shares of Medarex not already owned and its outstanding stock options and restricted stock units upon completion of tender offers that expired on August 27, 2009 and September 1, 2009. The total purchase price of $2.3 billion was allocated to the estimated fair value of the assets acquired and liabilities assumed as presented below. Acquisition costs were $11 million and classified as other (income)/expense. Medarex is a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases. As a result of the acquisition, the full rights over ipilimumab, currently in Phase III development, were received that increases the biologics development pipeline creating a more balanced portfolio of both small molecules and biologics. This more balanced portfolio associated with the BioPharma model and potential to optimize the existing ipilimumab programs drives a significant amount of the goodwill arising from this acquisition. Goodwill along with IPRD and other intangible assets valued in this acquisition are non-deductible for tax purposes and are assigned to the BioPharmaceutical segment.

The following purchase price allocation was adjusted after the September 30, 2009 quarterly report filed on Form 10-Q to reflect the final purchase price valuation. The impact of these adjustments were immaterial to prior quarters’ earnings.

Dollars in Millions
Purchase price:
Cash	$2,285
Fair value of the Company’s equity in Medarex held prior to acquisition(1)	46

Total	2,331

Identifiable net assets:
Cash	53
Marketable securities	269
Other current and long-term assets(2)	127
In-process research and development(3)	1,475
Intangible assets - Technology(4)	120
Intangible assets - Licenses(5)	315
Short-term borrowings	(92)
Other current and long-term liabilities	(92)
Deferred income taxes	(352)

Total identifiable net assets	1,823

Goodwill	$508

(1)	Other income of approximately $21 million was recognized from the remeasurement to fair value of the equity interest in Medarex held at the acquisition date.
(2)	Includes a 5.1% ownership interest in Genmab ($64 million) and an 18.7% ownership in Celldex Therapeutics, Inc. ($17 million), which have been subsequently sold as of December 31, 2009 for a loss of $33 million.
(3)	Includes approximately $1.0 billion related to ipilimumab.
(4)	Amortized over 10 years.
(5)	Amortized over 13 years.

The results of Medarex operations were included in the accompanying consolidated financial statements from August 27, 2009. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results.

Note 6. MEAD JOHNSON NUTRITION COMPANY INITIAL PUBLIC OFFERING

In February 2009, Mead Johnson completed an initial public offering (IPO), in which it sold 34.5 million shares of its Class A common stock at $24 per share. Net proceeds of $782 million, after deducting $46 million of underwriting discounts, commissions and offering expenses, were allocated to noncontrolling interest and capital in excess of par value of stock.

Upon completion of the IPO, 42.3 million shares of Mead Johnson Class A common stock and 127.7 million shares of Mead Johnson Class B common stock were held by the Company, representing an 83.1% interest in Mead Johnson and 97.5% of the combined voting power of the outstanding common stock. The rights of the holders of the shares of Class A common stock and Class B common stock were identical, except with regard to voting and conversion. Each share of Class A common stock was entitled to one vote per share. Each share of Class B common stock was entitled to ten votes per share and was convertible at any time at the election of the holder into one share of Class A common stock. The Class B common stock automatically converted into shares of Class A common stock.

Various agreements related to the separation of Mead Johnson were entered into, including a separation agreement, a transitional services agreement, a tax matters agreement, a registration rights agreement and an employee matters agreement.

Note 7. DISCONTINUED OPERATIONS

Mead Johnson Nutrition Company Split-off

The split-off of the remaining interest in Mead Johnson was completed on December 23, 2009. The split-off was effected through the exchange offer of previously held 170 million shares of Mead Johnson, after converting its Class B common stock to Class A common stock, for 269 million outstanding shares of the Company’s stock resulting in a pre-tax gain of approximately $7.3 billion, $7.2 billion net of taxes.

The shares received in connection with the exchange were valued using the closing price on December 23, 2009 of $25.70 and reflected as treasury stock. The gain on the exchange was determined using the sum of the fair value of the shares received plus the net deficit of Mead Johnson attributable to the Company less taxes and other direct expenses related to the transaction, including a tax reserve of $244 million which was established.

ConvaTec Disposition

In August 2008, the divestiture of the ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista), was completed for a gross purchase price of approximately $4.1 billion, resulting in a pre-tax gain of $3.4 billion, $2.0 billion net of taxes.

Medical Imaging Disposition

In January 2008, the divestiture of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista was completed for a gross purchase price of approximately $525 million, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million.

Transitional Relationships with Discontinued Operations

Subsequent to the respective dispositions, cash flows and income associated with the Mead Johnson, ConvaTec and the Medical Imaging businesses continued to be generated relating to activities that are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing and generally expire no later than 18 months from the date of the divestiture. The income generated from these transitional activities is included in other (income)/expense and are not expected to be material to the future results of operations or cash flows. Such activities related to ConvaTec and Medical Imaging businesses are substantially complete at December 31, 2009.

The following summarized financial information related to the Mead Johnson, ConvaTec and Medical Imaging businesses are segregated from continuing operations and reported as discontinued operations through the date of disposition.

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Net sales:
Mead Johnson	$2,826	$2,882	$2,576
ConvaTec	—	735	1,155
Medical Imaging	—	34	629

Net sales	$2,826	$3,651	$4,360

Earnings before income taxes:
Mead Johnson	$674	$696	$663
ConvaTec	—	175	348
Medical Imaging	—	2	273

Earnings before income taxes	674	873	1,284
Provision for income taxes	(389)	(295)	(408)

Earnings, net of taxes	285	578	876

Gain on disposal:
Mead Johnson	7,275	—	—
ConvaTec	—	3,387	—
Medical Imaging	—	25	—

Gain on disposal	7,275	3,412	—
Provision for income taxes	(118)	(1,433)	—

Gain on disposal, net of taxes	7,157	1,979	—

Net earnings from discontinued operations	7,442	2,557	876

Less net earnings from discontinued operations attributable to noncontrolling interest	(69)	(7)	(7)

Net earnings from discontinued operations attributable to Bristol-Myers Squibb Company	$7,373	$2,550	$869

Note 8. EARNINGS PER SHARE

The computations for basic and diluted earnings per common share (EPS) were as follows:

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2009	2008	2007
Basic EPS Calculation:
Net Earnings from Continuing Operations Attributable to BMS	$3,239	$2,697	$1,296
Dividends and undistributed earnings attributable to unvested shares	(18)	(13)	(5)

Net Earnings from Continuing Operations Attributable to BMS used for Basic EPS Calculation	3,221	2,684	1,291
Net Earnings from Discontinued Operations Attributable to BMS used for Basic EPS Calculation	7,331	2,537	865

Net Earnings Attributable to BMS used for Basic EPS Calculation	$10,552	$5,221	$2,156

Basic EPS Attributable to BMS:
Average Common Shares Outstanding – Basic	1,974	1,977	1,970

Continuing Operations	$1.63	$1.36	$0.65
Discontinued Operations	3.72	1.28	0.44

Net Earnings	$5.35	$2.64	$1.09

Diluted EPS Calculation:
Net Earnings from Continuing Operations Attributable to BMS	$3,239	$2,697	$1,296
Contingently convertible debt interest expense and dividends and undistributed earnings attributable to unvested shares	(17)	3	(5)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	3,222	2,700	1,291
Net Earnings from Discontinued Operations Attributable to BMS used for Diluted EPS Calculation	7,331	2,537	865

Net Earnings Attributable to BMS used for Diluted EPS Calculation	$10,553	$5,237	$2,156

Diluted EPS Attributable to BMS:
Average Common Shares Outstanding – Basic	1,974	1,977	1,970
Contingently convertible debt common stock equivalents	1	21	—
Incremental shares outstanding assuming the exercise/vesting of share-based compensation	3	1	7

Average Common Shares Outstanding – Diluted	1,978	1,999	1,977

Continuing Operations	$1.63	$1.35	$0.65
Discontinued Operations	3.71	1.27	0.44

Net Earnings	$5.34	$2.62	$1.09

Net Earnings of Discontinued Operations used for EPS Calculation:
Net Earnings from Discontinued Operations Attributable to BMS	$7,373	$2,550	$869
Dividends and undistributed earnings attributable to unvested shares	(42)	(13)	(4)

Net Earnings from Discontinued Operations Attributable to BMS used for EPS Calculation	$7,331	$2,537	$865

Anti-dilutive weighted-average equivalent shares:
Stock incentive plans	117	139	107
Convertible debt	—	—	29

Total anti-dilutive shares	117	139	136

Note 9. OTHER (INCOME)/EXPENSE

Other (income)/expense include:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Interest expense	$184	$310	$422
Interest income	(54)	(130)	(241)
Gain on debt buyback and termination of interest rate swap agreements	(7)	(57)	—
Auction Rate Securities (ARS) impairment	—	305	275
Foreign exchange transaction losses/(gains)	2	(78)	11
Gain on sale of product lines, businesses and assets	(360)	(159)	(282)
Medarex acquisition	(10)	—	—
Net royalty income and amortization of upfront licensing and milestone payments received from alliance partners	(148)	(141)	(104)
Pension settlements/curtailments	43	8	6
Other	(31)	(36)	(10)

Other (income)/expense	$(381)	$22	$77

Note 10. INCOME TAXES

The components of earnings from continuing operations before income taxes categorized based on the location of the taxing authorities were as follows:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
U.S.	$2,705	$2,248	$665
Non-U.S.	2,897	2,528	1,858

Total	$5,602	$4,776	$2,523

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
Dollars in Millions	2009	2008	2007
Current:
U.S.	$410	$282	$210
Non-U.S.	646	649	579

Total Current	1,056	931	789

Deferred:
U.S.	222	88	(261)
Non-U.S.	(96)	71	(57)

Total Deferred	126	159	(318)

Total Provision	$1,182	$1,090	$471

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2009		2008		2007
Earnings from continuing operations before income taxes	$5,602		$4,776		$2,523

U.S. statutory rate	1,961	35.0%	1,671	35.0%	883	35.0%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(598)	(10.7)%	(586)	(12.3)%	(492)	(19.5)%
State and local taxes (net of valuation allowance)	14	0.3%	1	0.0%	10	0.4%
U.S. Federal, state and foreign contingent tax matters	(64)	(1.1)%	(40)	(0.8)%	(60)	(2.4)%
Acquired in-process research and development expense	—	—	11	0.2%	81	3.2%
U.S. Federal research and development tax credit	(81)	(1.4)%	(84)	(1.8)%	(98)	(3.9)%
Impairment of financial instruments	—	—	51	1.1%	96	3.8%
Foreign and other	(50)	(1.0)%	66	1.4%	51	2.1%

	$1,182	21.1%	$1,090	22.8%	$471	18.7%

The decrease in the 2009 effective tax rate from 2008 was primarily due to the unfavorable 2008 tax impact related to IPRD and ARS impairment charges and to a lesser extent, a higher benefit in 2009 related to certain contingent matters.

The increase in the 2008 effective tax rate from 2007 was primarily due to higher pre-tax income in the U.S., including the gain on the sale of ImClone shares, and earnings mix in high tax jurisdictions in 2008. Partially offsetting these factors were lower nondeductible charges in 2008 for IPRD and lower ARS impairment charges with little or no tax benefit. The tax rate in 2008 was favorably impacted by a benefit of $91 million of tax related to the final settlement of the 2002-2003 audit with the Internal Revenue Service.

The 2007 tax rate was unfavorably impacted by the impairment on the investment in certain ARS with little tax benefit and the nondeductible write-off of IPRD related to the acquisition of Adnexus Therapeutics, Inc. (Adnexus), partially offset by a tax benefit of $105 million in the first quarter of 2007 due to the favorable resolution of certain tax matters with the Internal Revenue Service related to the deductibility of litigation settlement expenses and U.S. foreign tax credits claimed.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2009	2008
Acquired intangible assets	$(248)	$409
Intercompany profit and other inventory items	263	213
U.S. Federal foreign tax credit carryforwards	278	451
Deferred income	366	272
U.S. Federal research and development tax credit carryforwards	266	271
U.S. Federal net operating loss carryforwards	253	49
State net operating loss and credit carryforwards	324	319
Foreign net operating loss carryforwards	1,476	1,419
Other foreign deferred tax assets	159	97
Pension and postretirement benefits	582	768
Depreciation	(56)	(121)
Share-based compensation	110	96
Repatriation of foreign earnings	(25)	(5)
Legal settlements	10	22
Tax deductible goodwill	(580)	(508)
Milestone payments and license fees	597	444
Other	224	377

	3,999	4,573
Valuation allowance	(1,791)	(1,795)

Deferred tax assets	$2,208	$2,778

Recognized as:
Deferred income taxes – current	$611	$703
Deferred income taxes – non-current	1,636	2,137
U.S. and foreign income taxes payable	(8)	(3)
Other liabilities – non-current	(31)	(59)

Total	$2,208	$2,778

A valuation allowance against deferred tax assets is established when it is not more likely than not that the deferred tax assets will be realized. At December 31, 2009, a valuation allowance of $1,791 million was established for the following items: $1,420 million for foreign net operating loss and tax credit carryforwards, $357 million for state deferred tax assets including net operating loss and tax credit carryforwards, $8 million for U.S. Federal net operating loss carryforwards, and $6 million related to impaired financial instruments.

The net operating loss carryforward was acquired as a result of the acquisitions of Medarex, Kosan Biosciences, Inc. (Kosan) and Adnexus and is subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforward expires in varying amounts beginning in 2020. The foreign tax credit and research and development tax credit carryforwards expire in varying amounts beginning in 2014. The realization of the foreign tax credit and research and development tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

Income tax payments were $885 million in 2009, $636 million in 2008 and $994 million in 2007. The 2008 income tax payments are net of a $432 million cash refund related to a foreign tax credit carryback claim to 2000 and 2001. The current tax benefit realized upon the exercise of stock options is credited to capital in excess of par value of stock and was $5 million in 2009 and 2007.

At December 31, 2009, taxes have not been provided on approximately $16.5 billion of undistributed earnings of foreign subsidiaries as these undistributed earnings have been invested or are expected to be permanently invested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided. President Obama’s Administration has proposed reforms to the international tax laws that if adopted may increase taxes and reduce the results of operations and cash flows.

Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result, a significant number of tax returns are filed and subject to examination by various Federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported and may require several years to resolve. Liabilities are established for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax liabilities is included in the effective tax rate reconciliation above.

The uncertain income tax positions standard was adopted on January 1, 2007, resulting in the recognition of $27 million of previously unrecognized tax benefits which were accounted for as an increase to the opening balance of retained earnings. The standard requires the following expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits and certain information regarding interest and penalty amounts reflected as part of the uncertain tax positions.

Dollars in Millions	Unrecognized Federal, State and Foreign Tax Benefits	Interest	Penalties	Unrecognized Income Tax Benefits, Including Interest and Penalties	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Including Interest and Penalties, Net of Deferred Income Tax Benefits
Total uncertain tax positions that, if recognized, would impact the effective tax rate at January 1, 2007	$898	$72	$22	$992	$(56)	$936
Add tax attributable to deferred tax items at January 1, 2007	242	—	—	242	—	242

Balance, gross uncertain tax positions, at January 1, 2007	1,140	72	22	1,234	(56)	1,178
Gross additions to tax positions related to current year	208	—	1	209	(3)	206
Gross reductions to tax positions related to current year	(4)	—	—	(4)	—	(4)
Gross additions to tax positions related to prior years	193	79	6	278	(27)	251
Gross reductions to tax positions related to prior years	(253)	(20)	(1)	(274)	17	(257)
Settlements	(240)	(54)	(3)	(297)	10	(287)
Reductions to tax positions related to lapse of statute	(1)	—	(1)	(2)	—	(2)
Cumulative translation adjustment	15	4	3	22	—	22

Balance, gross uncertain tax positions, at December 31, 2007	1,058	81	27	1,166	(59)	1,107
Less tax attributable to deferred tax items at December 31, 2007	(264)	—	—	(264)	—	(264)

Total uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2007	$794	$81	$27	$902	$(59)	$843

Total uncertain tax positions that, if recognized, would impact the effective tax rate at January 1, 2008	$794	$81	$27	$902	$(59)	$843
Add tax attributable to deferred tax items at January 1, 2008	264	—	—	264	—	264

Balance, gross uncertain tax positions, at January 1, 2008	1,058	81	27	1,166	(59)	1,107
Gross additions to tax positions related to current year	67	—	—	67	(1)	66
Gross reductions to tax positions related to current year	(28)	—	—	(28)	—	(28)
Gross additions to tax positions related to prior years	238	48	5	291	(55)	236
Gross reductions to tax positions related to prior years	(131)	(13)	(5)	(149)	27	(122)
Settlements	(17)	(6)	(1)	(24)	5	(19)
Reductions to tax positions related to lapse of statute	(378)	(41)	(4)	(423)	22	(401)
Cumulative translation adjustment	(18)	(5)	(2)	(25)	—	(25)

Balance, gross uncertain tax positions, at December 31, 2008	791	64	20	875	(61)	814
Less tax attributable to deferred tax items at December 31, 2008	(116)	—	—	(116)	—	(116)

Total uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2008	$675	$64	$20	$759	$(61)	$698

Total uncertain tax positions that, if recognized, would impact the effective tax rate at January 1, 2009	$675	$64	$20	$759	$(61)	$698
Add tax attributable to deferred tax items at January 1, 2009	116	—	—	116	—	116

Balance, gross uncertain tax positions, at January 1, 2009	791	64	20	875	(61)	814
Gross additions to tax positions related to current year	335	—	1	336	(4)	332
Gross reductions to tax positions related to current year	(11)	—	—	(11)	—	(11)
Gross additions to tax positions related to prior years	97	25	15	137	(16)	121
Gross reductions to tax positions related to prior years	(180)	(23)	(14)	(217)	29	(188)
Settlements	(37)	(8)	(2)	(47)	6	(41)
Reductions to tax positions related to lapse of statute	(29)	(19)	(2)	(50)	14	(36)
Cumulative translation adjustment	2	—	1	3	—	3

Balance, gross uncertain tax positions, at December 31, 2009	968	39	19	1,026	(32)	994
Less tax attributable to deferred tax items at December 31, 2009	(4)	—	—	(4)	—	(4)

Total uncertain tax positions that, if recognized, would impact the effective tax rate at December 31, 2009	$964	$39	$19	$1,022	$(32)	$990

Uncertain tax benefits at December 31, 2009 reduce deferred tax assets to the extent the uncertainty directly related to that asset; otherwise, they are recognized as either current or non-current income taxes payable.

The balance of unrecognized tax benefits includes $116 million of uncertain tax positions at January 1, 2009 and $4 million at December 31, 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, if applicable, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority or utilization of tax attributes to an earlier period. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $675 million at January 1, 2009 and $964 million at December 31, 2009.

Gross additions to tax positions related to the current year include $287 million in tax reserves related to both the transfer of various international units to Mead Johnson prior to its IPO and the split-off transaction which is recognized in discontinued operations. Gross reductions to tax positions related to prior years for 2009 include $10 million in liabilities related to Mead Johnson.

Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

The Company is currently under examination by a number of tax authorities, including all of the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2009 will decrease in the range of approximately $65 million to $95 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Income tax returns are filed in the U.S. Federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2004 to 2009
Canada	2001 to 2009
France	2006 to 2009
Germany	1999 to 2009
Italy	2004 to 2009
Mexico	2003 to 2009

On January 26, 2010 the IRS announced a proposal that, if effective, would require many companies to disclose uncertain tax provisions in their annual income tax return filings. As proposed, the requirement would apply to certain business taxpayers who have a financial statement prepared. A schedule or form would be included in the applicable tax returns annually.

As a result of the split-off, Mead Johnson will be filed as part of the Company’s U.S. consolidated income tax return and various state combined tax returns through the split-off date. During 2009, the Company entered into a tax sharing agreement with Mead Johnson. Payments made under the tax sharing agreement represent either Mead Johnson’s share of the tax liability or reimbursement for utilization of certain tax attributes. The Company has agreed to indemnify Mead Johnson for any outstanding tax liabilities or audit exposures (such as, income, sales and use, or property taxes) that existed for periods prior to the IPO.

Note 11. FAIR VALUE MEASUREMENT

The fair value of financial assets and liabilities are classified in one of the following categories:

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

	December 31, 2009				December 31, 2008
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available for Sale:
U.S. Government Agency Securities	$225	$—	$—	$225	$180	$—	$—	$180
Equity Securities	11	—	—	11	21	—	—	21
Prime Money Market Funds	—	5,807	—	5,807	—	—	—	—
Corporate Debt Securities	—	837	—	837	—	—	—	—
Commercial Paper	—	518	—	518	—	—	—	—
FDIC Insured Debt Securities	—	252	—	252	—	—	—	—
U.S. Treasury Money Market Funds	—	218	—	218	—	7,049	—	7,049
U.S. Government Agency Money Market Funds	—	24	—	24	—	—	—	—
Floating Rate Securities (FRS)	—	—	91	91	—	—	203	203
Auction Rate Securities	—	—	88	88	—	—	94	94

Total available for sale assets	236	7,656	179	8,071	201	7,049	297	7,547

Derivatives:
Interest Rate Swap Derivatives	—	165	—	165	—	647	—	647
Foreign Currency Forward Derivatives	—	21	—	21	—	90	—	90

Total derivative assets	—	186	—	186	—	737	—	737

Total assets at fair value	$236	$7,842	$179	$8,257	$201	$7,786	$297	$8,284

Derivatives:
Foreign Currency Forward Derivatives	$—	$31	$—	$31	$—	$45	$—	$45
Interest Rate Swap Derivatives	—	5	—	5	—	—	—	—
Natural Gas Contracts	—	1	—	1	—	7	—	7

Total derivative liabilities	—	37	—	37	—	52	—	52

Total liabilities at fair value	$—	$37	$—	$37	$—	$52	$—	$52

A majority of the ARS were rated ‘A’ by Standard and Poor’s, and primarily represent interests in insurance securitizations. Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the ARS portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. These investments are expected to be sold before recovery of their amortized cost basis and any further decline in fair value will be considered other-than-temporary.

FRS are long-term debt securities with coupons that reset periodically against a benchmark interest rate. During 2009, $141 million of principal at par for FRS was received. There were no known reported defaults of the FRS. The underlying assets of the FRS primarily consist of consumer loans, auto loans, collateralized loan obligations, monoline securities, asset-backed securities and corporate bonds and loans. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis are relied upon to value FRS including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs). Declines in fair value are reported as a temporary loss in other comprehensive income because there are no intentions to sell these investments nor is it more likely than not that these investments will be required to be sold before recovery of their amortized cost basis.

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, both direct and indirect observable price quotes are utilized, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Government Agency Securities and U.S. Government Agency Money Market Funds – valued at the quoted market price from observable pricing sources at the reporting date.

•	Equity Securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•	Prime Money Market Funds – net asset value of $1 per share.

•	Corporate Debt Securities and Commercial Paper – valued at the quoted market price from observable pricing sources at the reporting date.

•	FDIC Insured Debt Securities – valued at the quoted market price from observable pricing sources at the reporting date.

•	U.S. Treasury Money Market Funds – valued at the quoted market price from observable pricing sources at the reporting date.

•

Foreign currency forward derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during 2009. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. Short-term maturities of the foreign currency forward derivatives are 17 months or less, therefore, counterparty credit risk is not significant.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during 2009. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, driven by market conditions and the duration of the swap. In addition, credit valuation adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Note 12. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents were $7,683 million at December 31, 2009 and $7,976 million at December 31, 2008 and consisted of prime money market funds, government agency securities and treasury securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

The following table summarizes current and non-current marketable securities, accounted for as “available for sale” debt securities and equity securities:

	December 31, 2009				December 31, 2008
Dollars in Millions	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI	Cost	Fair Value	Carrying Value	Unrealized (Loss)/Gain in Accumulated OCI
Current marketable securities:
Certificates of deposit	$501	$501	$501	$—	$—	$—	$—	$—
Commercial Paper	205	205	205	—	—	—	—	—
U.S. government agency securities	125	125	125	—	—	—	—	—
U.S. Treasury Bills	—	—	—	—	179	180	180	1
Floating rate securities	—	—	—	—	115	109	109	(6)

Total current	$831	$831	$831	$—	$294	$289	$289	$(5)

Non-current marketable securities:
Corporate debt securities	$836	$837	$837	$3	$—	$—	$—	$—
FDIC insured debt securities	252	252	252	—	—	—	—	—
U.S. government agency securities	100	100	100	—	—	—	—	—
Auction rate securities	114	88	88	8	169	94	94	—
Floating rate securities(1)	113	91	91	(22)	139	94	94	(45)
Other	1	1	1	—	—	—	—	—

Total non-current	$1,416	$1,369	$1,369	$(11)	$308	$188	$188	$(45)

Other assets:
Equity securities	$11	$11	$11	$—	$31	$21	$21	$(10)

(1)	All FRS have been in an unrealized loss position for 12 months or more at December 31, 2009.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2009				2008
	Current FRS	Non-current		Total	Current FRS	Non-current		Total
Dollars in Millions		FRS	ARS			FRS	ARS
Fair value at January 1	$109	$94	$94	$297	$337	$—	$419	$756
Sales and settlements	(115)	(26)	(14)	(155)	(106)	(2)	(118)	(226)
Transfers between current and non-current	—	—	—	—	(104)	104	—	—
Realized losses	—	—	—	—	—	—	(324)	(324)
Unrealized gains/(losses)	6	23	8	37	(18)	(8)	117	91

Fair value at December 31	$—	$91	$88	$179	$109	$94	$94	$297

The contractual maturities of “available for sale” debt securities at December 31, 2009 were as follows:

Dollars in Millions	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Available for sale:
Certificates of deposit	$501	$—	$—	$—	$501
Commercial Paper	205	—	—	—	205
U.S. government agency securities	125	100	—	—	225
Corporate debt securities	—	837	—	—	837
FDIC insured debt securities	—	252	—	—	252
Floating rate securities	—	91	—	—	91
Auction rate securities	—	—	—	88	88
Other	—	1	—	—	1

Total available for sale	$831	$1,281	$—	$88	$2,200

Note 13. RECEIVABLES

Receivables include:

	December 31,
Dollars in Millions	2009	2008
Trade receivables	$2,000	$2,545
Less allowances	103	128

Net trade receivables	1,897	2,417
Alliance partners receivables	870	804
Income tax refund claims	103	64
Miscellaneous receivables	294	359

Receivables	$3,164	$3,644

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $730 million and $566 million at December 31, 2009 and 2008, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $660 million and $350 million in 2009 and 2008, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 47% and 35% of total trade receivables at December 31, 2009 and 2008, respectively.

Note 14. INVENTORIES

Inventories include:

	December 31,
Dollars in Millions	2009	2008
Finished goods	$580	$707
Work in process	630	738
Raw and packaging materials	203	320

Inventories	$1,413	$1,765

Inventories expected to remain on-hand beyond one year were $249 million and $185 million at December 31, 2009 and 2008, respectively, and included in non-current other assets. These amounts include capitalized costs related to production of products for programs in Phase III development subject to final U.S. Food and Drug Administration approval of $49 million and $47 million at December 31, 2009 and 2008, respectively. The probability of future sales, as well as the status of the regulatory approval process, are considered in assessing the recoverability of these costs.

Note 15. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

	December 31,
Dollars in Millions	2009	2008
Land	$142	$149
Buildings	4,350	4,506
Machinery, equipment and fixtures	3,563	4,007
Construction in progress	840	787

Gross property, plant and equipment	8,895	9,449
Less accumulated depreciation	3,840	4,044

Property, plant and equipment	$5,055	$5,405

Depreciation expense was $469 million in 2009, $562 million in 2008 and $542 million in 2007, of which $51 million in 2009, $50 million in 2008 and $69 million in 2007 was included in discontinued operations. Capitalized interest was $13 million in 2009, $23 million in 2008 and $27 million in 2007.

Note 16. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment were as follows:

Dollars in Millions	BioPharmaceuticals	Other	Total
Balance at January 1, 2008	$4,599	$399	$4,998
Kosan acquisition	127	—	127
Adnexus purchase price allocation adjustment	(7)	—	(7)
Sale of Medical Imaging	—	(2)	(2)
Sale of ConvaTec	—	(280)	(280)
Sale of mature brand business in Egypt	(9)	—	(9)

Balance at December 31, 2008	4,710	117	4,827
Medarex acquisition	508	—	508
Mead Johnson split-off	—	(117)	(117)

Balance at December 31, 2009	$5,218	$—	$5,218

Other intangible assets include:

	Estimated Useful Lives	December 31, 2009			December 31, 2008
Dollars in Millions		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents/Trademarks	9 – 13 years	$137	$95	$42	$156	$103	$53
Licenses	2 – 15 years	963	299	664	650	250	400
Technology	9 – 15 years	1,227	810	417	1,107	704	403
Capitalized software	3 – 10 years	1,037	770	267	1,040	745	295

		3,364	1,974	1,390	2,953	1,802	1,151

In-process research and development (Note 5)		1,475	—	1,475	—	—	—

Total other intangible assets		$4,839	$1,974	$2,865	$2,953	$1,802	$1,151

Changes in other intangible assets were as follows:

Dollars in Millions	2009	2008	2007
Other intangible assets carrying amount at January 1	$1,151	$1,330	$1,852
Capitalized software and other additions	96	138	74
Medarex acquisition	1,910	—	—
Adnexus acquisition	—	—	27
Mead Johnson split-off	(50)	—	—
Sale of ConvaTec	—	(21)	—
Medical Imaging – assets held for sale	—	—	(273)
Amortization	(238)	(254)	(350)
Impairment charges	—	(40)	—
Other	(4)	(2)	—

Other intangible assets carrying amount at December 31	$2,865	$1,151	$1,330

Amortization expense included in discontinued operations was $9 million in 2009, $12 million in 2008 and $79 million in 2007.

Expected future amortization expense of the December 31, 2009 finite-lived other intangible assets is $258 million in 2010, $250 million in 2011, $215 million in 2012, $134 million in 2013, $117 million in 2014 and $416 million thereafter.

Note 17. ACCRUED EXPENSES

Accrued expenses include:

	December 31,
Dollars in Millions	2009	2008
Employee compensation and benefits	$659	$784
Royalties	570	515
Accrued research and development	473	466
Restructuring—current	142	158
Pension and postretirement benefits	43	90
Accrued litigation	39	38
Other	859	923

Total accrued expenses	$2,785	$2,974

Note 18. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2007	2,205	238	$(10,927)	$2,498
Employee stock compensation plans	—	(12)	343	127

Balance at December 31, 2007	2,205	226	(10,584)	2,625
Employee stock compensation plans	—	—	18	132

Balance at December 31, 2008	2,205	226	(10,566)	2,757
Mead Johnson IPO	—	—	—	942
Adjustments to the Mead Johnson net asset transfer	—	—	—	(7)
Mead Johnson split-off	—	269	(6,921)	—
Employee stock compensation plans	—	(4)	123	76

Balance at December 31, 2009	2,205	491	$(17,364)	$3,768

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2007	$(424)	$(23)	$(1,211)	$13	$(1,645)
Other comprehensive income/(loss)	99	(14)	238	(139)	184

Balance at December 31, 2007	(325)	(37)	(973)	(126)	(1,461)
Other comprehensive income/(loss)	(99)	51	(1,285)	75	(1,258)

Balance at December 31, 2008	(424)	14	(2,258)	(51)	(2,719)
Other comprehensive income/(loss)	81	(44)	100	41	178

Balance at December 31, 2009	$(343)	$(30)	$(2,158)	$(10)	$(2,541)

The reconciliation of noncontrolling interest was as follows:

Dollars in Millions	2009	2008	2007
Balance at January 1	$(33)	$(27)	$50
Mead Johnson IPO	(160)	—	—
Adjustments to the Mead Johnson net asset transfer	7	—	—
Mead Johnson split-off	105	—	—
Net earnings attributable to noncontrolling interest	1,808	1,468	1,132
Other comprehensive income attributable to noncontrolling interest	10	—	—
Distributions	(1,795)	(1,474)	(1,209)

Balance at December 31	$(58)	$(33)	$(27)

Noncontrolling interest is primarily related to the partnerships with sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $589 million in 2009, $472 million in 2008 and $369 million in 2007, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships. Net earnings from noncontrolling interest included in discontinued operations was $69 million in 2009, and $7 million in 2008 and 2007.

Treasury stock is recognized at the cost to reacquire the shares. Treasury shares acquired from the Mead Johnson split-off were recognized at the fair value of the stock as of the split-off date. Shares issued from treasury are recognized utilizing the first-in first-out method.

Note 19. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The Company and certain of its subsidiaries have defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal pension plan is the Bristol-Myers Squibb Retirement Income Plan in the U.S. which represents approximately 70% of the consolidated pension plan assets and obligations. The funding policy is to contribute amounts to provide for current service and to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and compensation. Plan assets consist principally of equity and fixed-income securities.

Comprehensive medical and group life benefits are provided for substantially all U.S. retirees who elect to participate in comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities. Similar plans exist for employees in certain countries outside of the U.S.

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Pension Benefits			Other Benefits
Dollars in Millions	2009	2008	2007	2009	2008	2007
Service cost — benefits earned during the year	$178	$227	$249	$6	$7	$8
Interest cost on projected benefit obligation	381	389	352	37	38	36
Expected return on plan assets	(453)	(469)	(442)	(19)	(28)	(25)
Amortization of prior service cost/(benefit)	4	10	11	(3)	(3)	(3)
Amortization of net actuarial loss	94	98	140	10	5	6

Net periodic benefit cost	204	255	310	31	19	22
Curtailments	24	1	—	—	(2)	—
Settlements	29	36	—	—	—	—
Special termination benefits	—	14	3	—	2	1

Total net periodic benefit cost	$257	$306	$313	$31	$19	$23

Continuing operations	$242	$256	$259	$28	$17	$20
Discontinued operations	15	50	54	3	2	3

Total net periodic benefit cost	$257	$306	$313	$31	$19	$23

The U.S. Retirement Income Plan and several other plans were amended during June 2009. The amendments eliminate the crediting of future benefits relating to service effective December 31, 2009. Salary increases will continue to be considered for an additional five-year period in determining the benefit obligation related to prior service. The plan amendments were accounted for as a curtailment. As a result, the applicable plan assets and obligations were remeasured. The remeasurement resulted in a $455 million reduction to accumulated OCI ($295 million net of taxes) and a corresponding decrease to the unfunded status of the plan due to the curtailment, updated plan asset valuations and a change in the discount rate from 7.0% to 7.5%. A curtailment charge of $25 million was also recognized in other (income)/expense during the second quarter of 2009 for the remaining amount of unrecognized prior service cost. In addition, all participants were reclassified as inactive for benefit plan purposes and actuarial gains and losses will be amortized over the expected weighted-average remaining lives of plan participants (32 years).

In connection with the plan amendment, contributions to principal defined contribution plans in the U.S. and Puerto Rico are expected to increase effective January 1, 2010. The net impact of the above actions is expected to reduce the future retiree benefit costs, although future costs will continue to be subject to market conditions and other factors including actual and expected plan asset performance, interest rate fluctuations and lump-sum benefit payments.

The U.S. Retirement Income Plan and several other plans were remeasured upon the transfer of certain plan assets and related obligations to new Mead Johnson plans for active Mead Johnson participants in February 2009. The remeasurement resulted in a $170 million reduction to accumulated OCI ($110 million net of taxes) in the first quarter of 2009 and a corresponding decrease to the unfunded status of the plan due to updated plan asset valuations and a change in the discount rate from 6.5% to 7.0%.

The net actuarial loss and prior service cost expected to be amortized from accumulated OCI into net periodic benefit cost in 2010 are:

Dollars in Millions	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$95	$10
Amortization of prior service cost/(benefit)	1	(3)

	$96	$7

Changes in defined benefit and postretirement benefit plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2009	2008	2009	2008
Benefit obligations at beginning of year	$6,068	$6,184	$569	$646
Service cost—benefits earned during the year	178	227	6	8
Interest cost	381	389	37	38
Plan participants’ contributions	3	5	25	22
Curtailments and settlements	(214)	(124)	—	(3)
Actuarial losses/(gains)	685	189	40	(62)
Transfer to Mead Johnson	(310)	—	(21)	—
Retiree Drug Subsidy	—	—	7	10
Benefits paid	(491)	(622)	(87)	(87)
Special termination benefits	—	13	—	2
Exchange rate losses/(gains)	86	(193)	3	(5)

Benefit obligations at end of year	$6,386	$6,068	$579	$569

Fair value of plan assets at beginning of year	$4,152	$6,019	$230	$320
Actual return on plan assets	848	(1,451)	48	(91)
Employer contributions	789	426	55	56
Plan participants’ contributions	3	5	25	22
Settlements	(61)	(63)	—	—
Transfer to Mead Johnson	(209)	—	—	—
Retiree Drug Subsidy	—	—	7	10
Benefits paid	(491)	(622)	(87)	(87)
Exchange rate losses/(gains)	72	(162)	—	—

Fair value of plan assets at end of year	$5,103	$4,152	$278	$230

Funded status	$(1,283)	$(1,916)	$(301)	$(339)

Assets/Liabilities recognized:
Other assets	$23	$26	$—	$—
Accrued expenses	(30)	(33)	(13)	(57)
Pension and other postretirement liabilities (accrued benefit cost)	(1,276)	(1,909)	(288)	(282)

Funded status	$(1,283)	$(1,916)	$(301)	$(339)

Recognized in accumulated other comprehensive loss:
Net actuarial loss	$3,115	$3,248	$157	$169
Net obligation at adoption	1	2	—	—
Prior service cost/(benefit)	3	32	(12)	(16)

Total	$3,119	$3,282	$145	$153

The above table includes activity related to Mead Johnson pension and postretirement plans. As part of the separation activities, certain defined benefit pension and postretirement plan assets and liabilities were transferred to Mead Johnson defined benefit pension and postretirement plans. The related plan assets and liabilities for transferring participants were allocated based on assumptions as set forth in an employee matters agreement.

The reduction in accumulated postretirement benefit obligation for the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 was $86 million in 2009, $96 million in 2008 and $98 million in 2007.

The accumulated benefit obligation for all defined benefit pension plans was $5,908 million and $5,418 million at December 31, 2009 and 2008, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2009	2008
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$6,269	$5,865
Fair value of plan assets	4,963	3,923
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$5,605	$5,179
Fair value of plan assets	4,756	3,869

Actuarial Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.62%	6.33%	5.53%	7.00%
Rate of compensation increase	3.61%	3.63%	3.50%	3.55%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.89%	6.47%	5.74%	7.03%	6.46%	5.73%
Expected long-term return on plan assets	8.24%	8.29%	8.30%	8.75%	8.75%	8.75%
Rate of compensation increase	3.58%	3.70%	3.63%	3.49%	3.60%	3.60%

The yield on high quality corporate bonds that matches the duration of the benefit obligations is used in determining the discount rate. The Citigroup Pension Discount curve is used in developing the discount rate for the U.S. plans.

Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class. Historical long-term actual annualized returns for U.S. pension plans were as follows:

	2009	2008	2007
10 years	3.6%	3.4%	8.2%
15 years	8.4%	7.1%	10.4%
20 years	8.4%	8.3%	10.6%

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value exceeds the fair value of plan assets by $222 million and $1.1 billion at December 31, 2009 and 2008, respectively. The change was primarily driven by asset gains in 2009 offset by the additional recognition of significant losses incurred on plan assets in 2008. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period.

Gains and losses have resulted from changes in actuarial assumptions (such as changes in the discount rate) and from differences between assumed and actual experience (such as differences between actual and assumed returns on plan assets). These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. As a result, approximately $900 million related to pension benefits is not expected to be amortized during 2010. The majority of the remaining actuarial losses are amortized over the life expectancy of the plans’ participants for U.S. plans and expected remaining service periods for most other plans.

Assumed healthcare cost trend rates at December 31 were as follows:

	2009	2008	2007
Healthcare cost trend rate assumed for next year	8.38%	8.91%	9.37%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.51%	4.52%	4.49%
Year that the rate reaches the ultimate trend rate	2018	2017	2018

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

Dollars in Millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$3	$(1)
Effect on postretirement benefit obligation	27	(21)

Plan Assets

The fair value of pension and postretirement plan assets by asset category at December 31, 2009 was as follows:

Dollars in Millions	Level 1	Level 2	Level 3	Total
Equity Securities	$1,724	$1,516	$8	$3,248
Fixed Income Securities	139	322	—	461
U.S. Treasury Bills	113	—	—	113
U.S. Government Agency Securities	18	—	—	18
Government Backed and Index Linked Government Securities	—	304	—	304
Corporate Debt	—	294	18	312
Short-Term Investments	—	219	—	219
Mortgage and Asset Backed Securities	—	90	19	109
Hedge Funds	—	63	—	63
Real Estate	—	8	8	16
Venture Capital and Limited Partnerships	—	—	391	391
Insurance Contracts	—	—	141	141
Cash and Cash Equivalents	(14)	—	—	(14)

Total plan assets at fair value	$1,980	$2,816	$585	$5,381

Equity Securities – Securities classified as Level 1 include publicly traded equities traded on a national securities exchange which are valued at their last reported sales price at the reporting date, and if there was not a sale that day, the last reported bid price. Publicly traded equities traded in the over-the-counter market are valued at the last reported bid price at the reporting date. Securities classified as Level 2 are either valued upon offers to trade from brokers or dealers, or are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments. Level 3 equity securities are valued at estimated fair value. The estimated fair value is based on the fair value of the underlying investment values or cost plus or minus accumulated earnings or losses which approximates fair value.

Fixed Income Securities – Securities classified as Level 1 are valued at the quoted market price from observable pricing sources at the reporting date. Securities classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yield and credit ratings.

U.S. Treasury Bills – Securities classified as Level 1 are valued at the quoted market price from observable pricing sources at the reporting date.

U.S. Government Agency Securities – Securities classified as Level 1 are valued at the quoted market price from observable pricing sources at the reporting date.

Government Backed and Index Linked Government Securities – Securities classified as Level 2 are valued at the quoted market price from broker or dealer quotations from transparent pricing sources as the reporting date.

Corporate Debt – Securities classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings. Securities classified as Level 3 are valued from estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and other data including counterparty credit quality, default risk, discount rates and the overall capital market liquidity.

Short-Term Investments – Securities classified as Level 2 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments.

Mortgage and Asset Backed Securities – Securities classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields, credit ratings and purpose of the underlying loan. Securities classified as Level 3 are valued from estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and other un-corroborated data including counterparty credit quality, default risk, discount rates and the overall capital market liquidity.

Hedge Funds – Securities classified as Level 2 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments.

Real Estate – Interests classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable investments. Interests classified as Level 3 are carried at the estimated fair value. The estimated fair value is based on the fair value of the underlying investment values or cost plus or minus accumulated earnings or losses which approximates fair value.

Venture Capital and Limited Partnerships – Interests classified as Level 3 are carried at estimated fair value. Estimated fair value is based on the fair value of the underlying investment values or cost plus or minus accumulated earnings or losses which approximates fair value.

Insurance Contracts – Interests classified as Level 3 are carried at contract value, which approximates the estimated fair value. The estimated fair value is based on the fair value of the underlying investment of the insurance company. Insurance contracts are held by certain non-U.S. pension plans.

Cash and cash equivalents – Securities classified as Level 1 are highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Equity Securities	Corporate Debt	Mortgage and Asset Backed Securities	Real Estate	Venture Capital and Limited Partnerships	Insurance Contracts	Total
Fair value at January 1, 2009	$11	$16	$22	$13	$373	$144	$579
Purchases, sales, issuances and settlements, net	(2)	(4)	(7)	—	1	(7)	(19)
Realized (losses)/gains	(2)	(2)	—	—	16	2	14
Unrealized gains/(losses)	1	8	4	(5)	1	2	11

Fair value at December 31, 2009	$8	$18	$19	$8	$391	$141	$585

The investment strategy emphasizes equities in order to achieve higher expected returns and lower expenses and required cash contributions over the long-term. A target asset allocation of 70% public equity (58% U.S. and 12% international), 8% private equity and 22% fixed income is maintained for the U.S. pension plans. Cash contributions and benefit payments are used to rebalance back to the targets as necessary. Investments are well diversified within each of the three major asset categories. Approximately 81% of the U.S. pension plans equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative. Private equity is typically valued on a three month lag. Bristol-Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2009 and 2008.

Contributions

Contributions to the U.S. pension plans were $656 million in 2009 (including $27 million by Mead Johnson), $250 million in 2008 and $238 million in 2007. Contributions to the U.S. pension plans are expected to approximate $330 million during 2010, of which $300 million was contributed in January 2010.

Contributions to the international pension plans were $133 million in 2009, $176 million in 2008 and $85 million in 2007. Contributions to the international plans are expected to range from $85 million to $100 million in 2010.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
Dollars in Millions		Gross	Medicare Subsidy	Net
2010	$342	$64	$9	$55
2011	356	64	10	54
2012	378	62	11	51
2013	389	61	11	50
2014	403	60	12	48
Years 2015 – 2019	2,074	272	45	227

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The contributions to the plan were $50 million in 2009, $58 million in 2008 and $60 million in 2007.

As discussed above, the U.S. Retirement Income Plan and several other plans were amended. Certain enhancements were made to the defined contribution plan allowing for increased matching and additional contributions. Contributions to the defined contribution plans are expected to be approximately $150 million in 2010.

Post Employment Benefit Plan

Long-term disability benefits are offered to certain employees. These post employment liabilities were $93 million and $94 million at December 31, 2009 and 2008, respectively. The expense related to these benefits was $21 million in 2009, $26 million in 2008 and $17 million in 2007.

Termination Indemnity Plans

The Company has certain statutory termination obligations in Europe. These obligations are recognized on an undiscounted basis assuming employee termination at each measurement date. The liability recognized for these obligations was $49 million at December 31, 2009, $55 million at December 31, 2008, and $64 million at December 31, 2007. The vested benefit obligations are recognized assuming employee separation at the measurement date.

Note 20. EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Plans

On May 1, 2007, the shareholders approved the 2007 Stock Award and Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 2002 Stock Incentive Plan (the 2002 Plan) that expired on May 31, 2007. The 2007 Plan provides for 42 million new shares of common stock reserved for delivery to participants, plus shares remaining available for new grants under the 2002 Plan and shares recaptured from outstanding awards under the 2002 Plan. Only shares actually delivered to participants in connection with an award after all restrictions have lapsed will reduce the number of shares reserved. Shares tendered in a prior year to pay the purchase price of options and shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved. Shares of common stock reserved for issuance pursuant to stock plans, options and conversions of preferred stock were 346 million and 350 million at December 31, 2009 and 2008, respectively. Shares available to be granted for the active plans were 92 million and 100 million at December 31, 2009 and 2008, respectively, adjusted for the combination of plans.

Under the 2007 Plan and the 2002 Plan, executive officers and key employees may be granted options to purchase common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, shares for the stock option exercise are issued from treasury stock. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. Stock appreciation rights of 139 thousand were outstanding and accounted for as liability awards at December 31, 2009.

The 2007 Plan and the 2002 Plan provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four year period from date of grant. Compensation expense is recognized over the restricted period. Restricted stock units have been granted instead of restricted stock since 2007. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

The 2007 Plan and the 2002 Plan also incorporated long-term performance awards. These awards have a three year cycle and are delivered in the form of a target number of performance share units. The number of shares ultimately issued is calculated based on actual performance compared to earnings targets and other performance criteria established at the beginning of the performance period. The awards have annual goals with a maximum payout of 165% since 2007. If threshold targets are not met for a performance period, no payment is made under the plan for that annual period.

Stock-based compensation expense was as follows:

	Years Ended December 31,
Dollars in Millions	2009	2008	2007
Stock options	$78	$79	$72
Restricted stock	76	82	53
Long-term performance awards	29	20	8

Total stock-based compensation expense	$183	$181	$133

Continuing operations	$165	$167	$119
Discontinued operations	18	14	14

Total stock-based compensation expense	$183	$181	$133

Deferred tax benefit related to stock-based compensation expense	$60	$59	$45

The alternative method to determine the pool of excess tax benefits was elected.

Stock Options

Stock option activities were as follows:

Shares in Millions	Shares of Common Stock Issued Under Plan	Weighted-Average Exercise Price of Shares
Balance at January 1, 2007	163	$38.16
Granted	15	26.31
Exercised	(13)	27.02
Expired or forfeited	(17)	32.84

Balance at December 31, 2007	148	38.53
Granted	18	22.11
Exercised	—	15.90
Expired or forfeited	(34)	41.72

Balance at December 31, 2008	132	35.48
Granted	23	17.59
Exercised	(2)	22.06
Expired or forfeited	(21)	52.51

Balance at December 31, 2009	132	29.91

At December 31, 2009, unrecognized compensation cost related to stock options was $95 million and expected to be recognized over a weighted-average period of 2.3 years.

Additional information related to stock option grants and exercises under both the 2007 Plan and the 2002 Plan are summarized as follows:

	Year Ended December 31,
Amounts in Millions, except per share data	2009	2008	2007
Stock options granted	22.8	18.4	15.3
Weighted-average grant date fair value (per share)	$3.60	$4.95	$6.56
Total intrinsic value of stock options exercised	$6	$2	$37
Cash proceeds from exercise of stock options	$45	$5	$345

The following table summarizes information concerning stock compensation plans and currently outstanding and exercisable options:

Shares in Millions	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights
Plan Category
Equity compensation plans approved by shareholders	125	$29.72
Equity compensation plans not approved by shareholders (plan terminated - shares no longer issued)	7	33.44

	132	29.91

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2009 (amounts in millions, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$1 - $20	22	9.14	$17.36	171	—	7.26	$5.29	$4
$20 - $30	79	5.56	25.03	93	64	5.03	25.38	60
$30 - $40	—	6.32	30.93	—	—	5.88	30.74	—
$40 - $50	19	1.26	45.59	—	19	1.26	45.59	—
$50 - $60	10	1.23	58.58	—	10	1.23	58.58	—
$60 and up	2	0.99	67.61	—	2	0.99	67.61	—

	132	5.13	29.91	$264	95	3.79	33.77	$64

Vested or expected to vest	130	5.08	30.05	$254

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing stock price of $25.25 on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were 26 million of in-the-money options exercisable at December 31, 2009. There were 99 million outstanding options exercisable at a weighted-average exercise price of $39.16 at December 31, 2008.

The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following weighted-average assumptions were used in the valuation:

	2009	2008	2007
Expected volatility	35.8%	31.1%	28.9%
Risk-free interest rate	2.4%	3.3%	4.7%
Dividend yield	5.7%	4.3%	4.5%
Expected life	7.0 yrs	6.7 yrs	6.2 yrs

The expected volatility assumption required in the Black-Scholes model was derived by calculating a 10-year historical volatility and weighting that equally with the derived implied volatility. The blended historical and implied volatility approach of expected volatility is believed to be more representative of future stock price trends than using only historical volatility.

The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect on the grant date. The dividend yield assumption is based on historical and expected dividend payouts.

The expected life of stock options represents the weighted-average period the stock options will remain outstanding and is a derived output of a lattice-binomial model. The expected life is impacted by all of the underlying assumptions and calibration of the model. The model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The model estimates the probability of exercise as a function of these two variables based on historical exercises and cancellations on prior option grants made.

Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Adnexus was acquired on October 19, 2007. In connection with the acquisition 24 million shares of Adnexus incentive stock options (ISOs) were assumed and replaced with 0.6 million shares of Company ISOs. The converted options retained their original vesting schedules, including the vesting commencement date, as well as the expiration date. A Black-Scholes model was used to determine the expected term and the individual ISOs valuations. The result was a weighted-average expected term of 5.2 years and a weighted-average fair value on October 19, 2007 of $20.34.

Restricted Stock Awards and Restricted Stock Units

Shares in Thousands	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2007	6,891	$24.58
Granted	3,584	27.14
Vested	(1,360)	25.51
Forfeited	(892)	25.13

Nonvested shares at December 31, 2007	8,223	25.48
Granted	5,468	22.22
Vested	(3,310)	25.37
Forfeited	(1,650)	24.22

Nonvested shares at December 31, 2008	8,731	23.73
Granted	6,169	17.77
Vested	(3,078)	23.99
Forfeited	(1,186)	21.58

Nonvested shares at December 31, 2009	10,636	20.44

Expected to vest	10,074	20.44

At December 31, 2009, unrecognized compensation cost related to nonvested restricted stock was $159 million and expected to be recognized over a weighted-average period of 2.6 years. The fair value of nonvested shares of restricted stock awards and units is determined based on the closing trading price of the Company’s common stock on the grant date.

Long-Term Performance Awards

The fair value of the 2006 through 2008 performance awards were estimated on the date of grant using a Monte Carlo simulation model due to a market condition. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the long-term performance awards. Fair value of the 2007 to 2009, 2008 to 2010 and 2009 to 2011 performance awards was based on the closing trading price of common stock on the grant date, because these awards do not contain a market condition. The fair value of awards granted in 2007, 2008 and 2009 were discounted using the risk-free interest rate on the date of grant because they do not participate in dividends.

The valuation model for the 2006 through 2008 performance award used the following assumptions:

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

Performance share units granted were 1.4 million in 2009 and 1.2 million in 2008. Assuming a 100% payout, the share units outstanding were 2.5 million and 1.6 million at December 31, 2009 and 2008, respectively. There were 568 thousand shares issued in 2009. At December 31, 2009, unrecognized compensation cost related to the performance share unit plan was $20 million and expected to be recognized over a weighted-average period of 1.2 years.

Note 21. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings include:

	December 31,
Dollars in Millions	2009	2008
Bank drafts	$83	$127
Principal Value:
1.81% Yen Notes due 2010	38	—
2.25% Convertible Senior Debentures due 2011	37	—
Demand Note payable to Mead Johnson (repaid January 2010)	30	—
Other	43	27

Total	$231	$154

As part of the Medarex acquisition, Medarex’s outstanding 2.25% Convertible Senior Notes due May 15, 2011 were assumed. These Notes were adjusted into the right to receive $1,167 in cash at any time for each $1,000 principal amount outstanding (the equivalent of $16 per share) at any time prior to maturity.

Long-term debt includes:

	December 31,
Dollars in Millions	2009	2008
Principal Value:
6.125% Notes due 2038	$1,000	$1,000
5.875% Notes due 2036	959	1,023
4.375% Euro Notes due 2016	720	698
4.625% Euro Notes due 2021	720	698
5.45% Notes due 2018	600	600
5.25% Notes due 2013	597	597
6.80% Debentures due 2026	332	350
7.15% Debentures due 2023	304	339
6.88% Debentures due 2097	287	287
Floating Rate Convertible Senior Debentures due 2023	50	50
5.75% Industrial Revenue Bonds due 2024	35	35
1.81% Yen Notes due 2010	—	39
Variable Rate Industrial Revenue Bonds due 2030	15	15
Other	3	6

Subtotal	5,622	5,737

Adjustments to Principal Value:
Fair value of interest rate swaps	160	647
Unamortized basis adjustment from swap terminations	377	233
Unamortized bond discounts	(29)	(32)

Total	$6,130	$6,585

All or a portion of the Floating Rate Convertible Senior Debentures due 2023 can be redeemed by the holders at par on September 15, 2013 and 2018, or if a fundamental change in ownership of occurs. The Debentures are callable at par at any time by the Company. The Debentures have a conversion price of $40.83, equal to a conversion rate of 24.4922 shares for each $1,000 principal amount, subject to certain anti-dilutive adjustments. The maximum conversion rate is 38.7597 shares for each $1,000 principal amount. The Debentures pay interest quarterly at an annual rate equal to the three month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero).

In February 2009, Mead Johnson & Company as borrower and Mead Johnson as guarantor, both of which were indirect, majority-owned subsidiaries, entered into a three year syndicated revolving credit facility agreement. In the fourth quarter of 2009, Mead Johnson borrowed $200 million under the revolving credit facility and issued various Notes totaling $1.5 billion, the proceeds of which were used to repay certain intercompany debt prior to the split-off.

During 2009, $117 million of notional debt was repurchased and $53 million notional amount of interest rate swaps related to the debt repurchases was terminated. The following table summarizes the activity:

Dollars in Millions	Principal Amount	Repurchase Price	Loss on Repurchase	Swap Termination Proceeds	Other, Including Basis Adjustment for Previously Terminated Swaps	Earnings Impact
Principal Value:
7.15% Debentures due 2023	$35	$44	$(9)	$2	$7	$—
6.80% Debentures due 2026	18	21	(3)	—	3	—
5.875% Notes due 2036	64	67	(3)	5	14	16

Total	$117	$132	$(15)	$7	$24	$16

During 2009, several fixed-to-floating interest rate swaps were executed to convert $797 million of 5.45% Notes due 2018 and 5.25% Notes due 2013 from fixed rate debt to variable rate debt. During 2009, $1,061 million notional amount of fixed-to-floating interest rate swap agreements were terminated for proceeds of $187 million. The basis adjustment on the debt, which was equal to the proceeds from this swap termination, is being recognized as a reduction to interest expense over the remaining life of the underlying debt. For further discussion of interest rate swaps, see “—Note 22. Financial Instruments.”

In January 2010, fixed-to-floating interest rate swaps were executed to convert $332 million of the 6.80% Debentures due 2026 and $147 million of the 7.15% Debentures due 2023 from fixed rate debt to variable rate debt. These swaps qualified as a fair value hedge for each debt instrument.

Interest payments, including payments for interest rate swaps, were $397 million in 2009, $539 million in 2008 and $610 million in 2007. Cash receipts from interest rate swaps were $191 million in 2009, $236 million in 2008 and $210 million in 2007 and excluded from interest payments.

The principal value of long-term debt obligations were $5,622 million at December 31, 2009 of which $650 million is due in 2013, and the remaining $4,972 million is due later than 2013. The fair value of long-term debt was $6,258 million and $6,537 million at December 31, 2009 and 2008, respectively, and was estimated based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

A $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011 is maintained. The facility is extendable with the consent of the lenders and contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of the facility. There were no borrowings outstanding under the facility at December 31, 2009 and 2008.

At December 31, 2009, $178 million of financial guarantees were provided in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds were issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 22. FINANCIAL INSTRUMENTS

There is exposure to market risk due to changes in currency exchange rates and interest rates. As a result, certain derivative financial instruments are used when available on a cost-effective basis to hedge the underlying economic exposure. The primary net foreign currency translation exposures are the euro, Japanese yen, Canadian dollar, British pound, Australian dollar, Mexican peso and Chinese renminbi. Foreign currency forward contracts are used to manage these exposures. These instruments generally qualify for cash flow hedge accounting treatment and are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets.

Derivative instruments are also used as part of the interest rate risk management strategy. The derivative instruments used are principally comprised of fixed-to-floating rate interest swaps, which generally qualify for fair-value hedge accounting treatment. In addition, all of the financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement. Derivative financial instruments are not used for trading purposes.

Cash Flow Hedges

Foreign Currency Forward Contracts — Foreign currency forward contracts are utilized to hedge forecasted intercompany and other transactions for certain foreign currencies. These contracts are designated as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of these contracts were $1,511 million and $10 million net liabilities and $1,151 million and $49 million net assets at December 31, 2009 and 2008, respectively. The majority of these contracts qualify as hedges of probable forecasted cash flows and the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings.

The following table summarizes outstanding foreign currency forward contracts at December 31, 2009. The fair value of these contracts is based on year-end currency rates and should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions, except currency rates	Weighted-Average Strike Price	Notional Amount	Fair Value Asset/(Liability)	Maturity
Foreign Currency Forwards:
Cash Flow Hedges
Australian dollar	0.78	$49	$(6)	2010
Australian dollar	0.80	8	(1)	2011
Brazilian real	1.92	26	(2)	2010
British pound	1.60	74	(1)	2010
British pound	1.65	13	—	2011
Canadian dollar	1.10	89	(4)	2010
Canadian dollar	1.09	10	—	2011
Euro	1.45	809	7	2010
Euro	1.45	74	1	2011
Japanese yen	93.31	211	(1)	2010
Japanese yen	91.18	29	—	2011
Mexican peso	13.58	47	(1)	2010
Polish zloty	2.99	29	(1)	2010
Swedish krona	7.25	8	—	2010
Swiss franc	1.05	35	(1)	2010

Total Cash Flow Hedges		$1,511	$(10)

Deferred losses on foreign currency forward contracts qualifying for cash flow hedge accounting were $16 million ($11 million net of taxes) at December 31, 2009 and are expected to be reclassified to earnings within the next 17 months.

Effectiveness is assessed at the inception of the hedge and on a quarterly basis. The assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. The impact of hedge ineffectiveness on earnings was not significant in 2009, 2008 and 2007. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Discontinued foreign exchange hedges resulted in a pre-tax loss of $6 million in 2009 and reported in other (income)/expense.

Non-Qualifying Foreign Currency Forward Contracts

Foreign currency forward contracts are also utilized to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur, and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset or liability. The notional and fair value amounts of these contracts were not significant at December 31, 2009 and 2008.

Furthermore, foreign currency forward contracts are also used to offset exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These contracts are not designated as hedges; therefore, changes in the fair value are recognized in other (income)/expense as they occur. Contracts of this nature were not held at December 31, 2009. In the first quarter of 2010, foreign currency forward contracts were used to hedge anticipated earnings denominated in Australian and Canadian dollars. These contracts are not designated as qualifying hedges and, therefore, gains or losses on these derivatives will be recognized in other (income)/expense as they occur.

Hedge of Net Investment

Non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, ($1.4 billion total), are used to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as a hedge of a net investment. The effective portion of foreign exchange gains or losses is recognized in the foreign currency translation (CTA) component of accumulated OCI, including $169 million related to the translation of the Notes at December 31, 2009. The ineffective portion of the Notes was recognized as a $6 million loss in 2009 and a $9 million gain in 2008.

Fair Value Hedges

Interest Rate Contracts — Derivative instruments are used as part of an interest rate risk management strategy, principally fixed-to-floating interest rate swaps that are designated as fair-value hedges. The total notional amounts and fair value of outstanding interest rate swaps were $3.7 billion and $160 million net assets and $4.0 billion and $647 million net assets at December 31, 2009 and 2008, respectively.

The swaps and underlying debt for the benchmark risk being hedged are recognized at fair value. Swaps are intended to create an appropriate balance of fixed and floating rate debt. The basis adjustment to debt with qualifying fair value hedging relationships is amortized to earnings as an adjustment to interest expense over the remaining life of the debt when the underlying swap is terminated prior to maturity.

Terminated swaps that qualify as cash flow hedges are recognized in accumulated OCI and amortized to earnings over the remaining life of the debt when the hedged debt remains outstanding.

The following summarizes the earnings impact from terminated interest rate swaps during 2009, 2008 and 2007:

		Unrecognized Gains/(Losses)		Pre-Tax (Income)/ Expense Recognized
Interest Rate Swaps	Year of Termination	Long-term Debt	Other Comprehensive Loss	2009	2008	2007
Dollars in Millions
Interest rate swap lock associated with:
6.125% Notes due 2038	2008	$—	$(18)	$—	$—	$—
Swaps associated with:
6.80% Debentures due 2026	2005	33	—	(3)	(1)	1
7.15% Debentures due 2023	2008	—	—	—	(3)	—
5.875% Notes due 2036	2008	—	—	—	(31)	—
5.875% Notes due 2036	2008	158	—	(14)	—	—
5.75% Notes due 2038	2008	24	—	(1)	—	—
5.25% Notes due 2013	2009	60	—	(14)	—	—
5.45% Notes due 2018	2009	27	—	(3)	—	—
7.15% Debentures due 2023	2009	41	—	(7)	—	—
7.15% Debentures due 2023	2009	—	—	(2)	—	—
5.875% Debentures due 2036	2009	—	—	(5)	—	—
5.75% Notes due 2038	2009	34	—	—	—	—

Total interest rate swaps		$377	$(18)	$(49)	$(35)	$1

The following summarizes the interest rate swaps outstanding at December 31, 2009:

	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Dollars in Millions
Swaps associated with:
5.25% Notes due 2013	$597	1 month U.S. $ LIBOR +3.084%	2009	2013	$(5)
5.45% Notes due 2018	400	1 month U.S. $ LIBOR +1.065%	2008	2018	18
5.45% Notes due 2018	200	1 month U.S. $ LIBOR +1.541%	2009	2018	2
4.375% €500 Million Notes due 2016	720	3 month EUR € EURIBOR +0.40%	2006	2016	32
4.625% €500 Million Notes due 2021	720	3 month EUR € EURIBOR +0.56%	2006	2021	18
7.15% Debentures due 2023	157	1 month U.S. $ LIBOR +1.66%	2004	2023	19
5.875% Notes due 2036	537	1 month U.S. $ LIBOR +0.62%	2006	2036	59
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.3255%	2008	2038	8
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.292%	2008	2038	9

Total interest rate swaps	$3,731				$160

The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

Dollars in Millions	2009	2008	2007
Recognized in interest expense	$(118)	$(48)	$12
Amortization of basis adjustment from swap terminations recognized in interest expense	(25)	(1)	1
Gain on swap terminations recognized in other (income)/expense	(24)	(34)	—

Total	$(167)	$(83)	$13

The following summarizes the fair value of outstanding derivatives:

	Balance Sheets Location	2009	2008	Balance Sheets Location	2009	2008
Dollars in Millions
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$165	$647	Accrued expenses	$(5)	$—
Foreign currency forward contracts	Other assets	21	89	Accrued expenses	(31)	(40)
Hedge of net investments		—	—	Long-term debt	(1,256)	(1,319)
Natural gas contracts		—	—	Accrued expenses	(1)	(7)

Subtotal		186	736		(1,293)	(1,366)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other assets	—	1	Accrued expenses	—	(5)

Total Derivatives		$186	$737		$(1,293)	$(1,371)

The impact on OCI and earnings from foreign currency forward contracts, natural gas contracts, and forward starting swaps that qualified as cash flow hedges was as follows:

	Foreign Currency Forward Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2009	2008	2009	2008	2009	2008	2009	2008
Net carrying amount at January 1	$35	$(37)	$(2)	$—	$(19)	$—	$14	$(37)
Cash flow hedges deferred in OCI	(30)	34	2	(3)	—	(19)	(28)	12
Cash flow hedges reclassified to cost of products sold/interest expense (effective portion)	(33)	65	—	—	1	—	(32)	65
Change in deferred taxes	15	(27)	(1)	1	—	—	14	(26)
Cash flow hedges reclassified to net earnings due to business divestitures	2	—	—	—	—	—	2	—

Net carrying amount at December 31	$(11)	$35	$(1)	$(2)	$(18)	$(19)	$(30)	$14

The impact on OCI and earnings from non-derivative debt designated as a hedge of net investment was as follows:

	Net Investment Hedges
Dollars in Millions	2009	2008
Net carrying amount at January 1	$(131)	$(167)
Change in spot value of non-derivative debt designated as a hedge deferred in CTA/OCI	(38)	36

Net carrying amount at December 31	$(169)	$(131)

The impact on earnings from non-qualifying derivatives recognized in other (income)/expense for the years ended December 31, 2009 and 2008 was not significant.

The derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated by using banks worldwide with Standard & Poor’s and Moody’s long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Currently, collateral or any other form of securitization is not required to be furnished by the counterparties to derivative financial instruments.

For a discussion on the fair value of financial instruments, see “—Note 11. Fair Value Measurement.”

Note 23. LEASES

Minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) in effect at December 31, 2009, were as follows:

Years Ending December 31,	Dollars in Millions
2010	$120
2011	100
2012	95
2013	83
2014	71
Later years	145

Total minimum payments	614
Less total minimum sublease rentals	17

Net minimum rental commitments	$597

Operating lease expense was $149 million in 2009, $179 million in 2008 and $166 million in 2007 (net of sublease income of $17 million in 2009, $16 million in 2008 and $17 million in 2007), of which $17 million in 2009, $12 million in 2008 and $10 million in 2007 was included in discontinued operations.

In 2008, a sale and leaseback of an administrative facility in Paris, France was completed for $227 million (€155 million), resulting in a pre-tax gain of $111 million. Most of the gain was deferred and will reduce future lease costs over the lease period of 9 years.

Note 24. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of the business relating to product liability, patent, commercial, consumer, environmental and securities matters. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Significant litigation charges were $132 million in 2009, $33 million in 2008 and $14 million in 2007, net of revised estimates to previously accrued amounts. Cash payments related to significant litigation were $139 million in 2009, $210 million in 2008 and $318 million in 2007. The most significant of these matters are described below.

Although the Company believes it has substantial defenses in these matters, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on the results of operations for any particular period.

INTELLECTUAL PROPERTY

PLAVIX* Litigation

PLAVIX* is currently the Company’s largest product ranked by net sales. The PLAVIX* patents are subject to a number of challenges in the U.S., including the litigation with Apotex Inc. and Apotex Corp. (Apotex) described below, and in other less significant markets for the product. It is not reasonably possible to estimate the impact of these lawsuits on the Company. However, loss of market exclusivity of PLAVIX* and sustained generic competition in the U.S. would be material to the Company’s net sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. The Company and its product partner, sanofi, (the Companies) intend to vigorously pursue enforcement of their patent rights in PLAVIX*.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case has been remanded to the District Court for further proceedings relating to damages. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision. In November 2009, the U.S. Supreme Court denied the petition, declining to review the Circuit Court’s decision. In December 2009, the Company filed a motion in the District Court for summary judgment on damages, and in January 2010, Apotex filed a motion seeking a stay of the ongoing damages proceedings pending the outcome of the reexamination of the PLAVIX* patent by the U.S. Patent and Trademark Office (PTO) described below. These motions are pending.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with sanofi is also a plaintiff in five additional pending patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. In May 2009, Dr Reddy’s signed a consent judgment in favor of sanofi and BMS conceding the validity and infringement of the ‘265 Patent. As previously reported, the patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva each filed an appeal. In July 2009, the Circuit Court issued a mandate in the Teva appeal binding Teva to the decision in the Apotex litigation. In August 2009, Cobalt consented to entry of judgment in its appeal agreeing to be bound by Circuit Court’s decision in the Apotex litigation. The lawsuit against Watson, filed in October 2004, is based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December

2005, the court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. On May 1, 2009, BMS and Watson entered into a stipulation to dismiss the case. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent at the PTO. The PTO granted this request in July of 2007 and in July 2009, the PTO vacated the reexamination proceeding. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 Patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and, with respect to Dr. Reddy’s, Teva, Cobalt and Watson all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

On June 1, 2009, Apotex filed a request for ex parte reexamination of the ‘265 Patent at the PTO and in August 2009, the PTO agreed to reexamine the patent. In December 2009, the PTO issued a non-final office action rejecting several claims covering PLAVIX* including the claim that was previously upheld in the litigation against Apotex referred to above. Sanofi intends to respond to the office action in February 2010.

It is not possible at this time reasonably to assess the outcome of the reexamination of the ‘265 Patent by the PTO, or the other PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additionally, it is not possible at this time reasonably to assess the amount of damages that could be recovered by the Company and Apotex’s ability to pay such damages in the event the Company prevails in the patent litigation.

Additionally, on November 13, 2008, Apotex filed the lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of the proposed settlement agreement.

PLAVIX* Litigation – International

PLAVIX* – Australia

As previously disclosed, sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts are valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts are invalid. In view of this decision, it is possible a generic company could develop and seek registration in Australia for an alternate salt form of clopidogrel (other than bisulfate, hydrochloride, hydrobromide, or taurocholate). The Company and sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Federal Court of Australia held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and sanofi applied to the High Court of Australia for special leave to appeal the judgment of the Full Court.

PLAVIX* – EU

As previously disclosed, in 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by sanofi and BMS for PLAVIX*. In May 2008, the German health authority (Bfarm) granted marketing authorization to the YES Pharmaceutical product. Data protection for PLAVIX* did not expire until July 2008. Sanofi and BMS filed an objection to the grant of the marketing authorization on the grounds that their data exclusivity rights had been infringed. YES Pharmaceutical and its partners sought immediate enforcement of the marketing authorization, which was denied by Bfarm. YES Pharmaceutical and its partners then filed a legal motion for immediate enforcement before the administrative court, which was granted. YES Pharmaceutical’s partners, Hexal and Ratiopharm, began and continue to market the product in Germany. Sanofi and BMS appealed the decision of the administrative court, but this appeal was rejected by the administrative appeal court. The third- party objection before Bfarm was dismissed by Bfarm. Sanofi and BMS have appealed this decision to the administrative court in Cologne. This matter is currently pending.

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against sanofi in the Federal Court of Canada alleging that sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. The ‘777 Patent covers clopidogrel bisulfate and was the patent at issue in the prohibition action in Canada previously disclosed in which the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the ‘777 Patent, held that the asserted claims are novel, not obvious and infringed, and granted sanofi’s application for an order of prohibition against the Minister of Health and Apotex, precluding approval of Apotex’s Abbreviated New Drug Submission until the patent expires in 2012, which decision was affirmed on appeal by both the Federal Court of Appeal and the Supreme Court of Canada. On June 8, 2009, sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent.

PLAVIX* – Canada (Cobalt)

As previously disclosed, sanofi and Sanofi-Synthelabo Canada instituted a prohibition action in the Federal Court of Canada against Cobalt and the Minister of Health in response to a NOA from Cobalt directed against the ‘777 Patent and Canadian Patent No. 2,334,870 (the ‘870 Patent). Cobalt’s NOA indicated that it has filed an ANDS for clopidogrel bisulfate tablets and that it sought a Notice of Compliance for that ANDS before the expiration of the ‘777 and ‘870 Patents. Cobalt alleged that the ‘777 Patent was invalid and that the ‘870 Patent was invalid and not infringed. Following the Supreme Court of Canada decision in Apotex Inc. v. Sanofi-Synthelabo Canada Inc., 2008 SCC 61, dismissing Apotex’s appeal and upholding the validity of the ‘777 Patent as described above, the Federal Court of Canada granted sanofi’s application for an order of prohibition against the Minister of Health and Cobalt precluding approval of Cobalt’s ANDS until the ‘777 Patent expires in 2012. Sanofi did not pursue the prohibition action with respect to the ‘870 Patent.

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc., and Apotex relating to U.S. Patent No. 5,006,528, which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. The lawsuits are currently pending in the U.S. District Court for the District of New Jersey. The 30-month stay under the Hatch-Waxman Act expires in 2010. Accordingly, final approval by the FDA, which could possibly occur as early as May 2010, would provide each generic company authorization to distribute a generic aripiprazole product in the U.S., subject to various legal remedies for which Otsuka may apply including injunctive relief and damages.

It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company. If, however, a generic company were to launch “at risk” or if Otsuka were not to prevail in these lawsuits, generic competition would likely result in substantial decreases in the sales of ABILIFY* in the U.S., which would have a material adverse effect on the results of operations and cash flows and could be material to financial condition.

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book listed patents for ATRIPLA*. ATRIPLA* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the United States District Court for the Southern District of New York. In January 2010, the Company received a notice that Teva has amended its aNDA and is now challenging eight additional Orange Book listed patents for ATRIPLA*. At this time, the Company’s patent rights covering efavirenz composition of matter and method of use have not been challenged. The Company is currently reviewing its legal options.

It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

REYATAZ

In October 2009, Teva filed an aNDA to manufacture and market a generic version of REYATAZ. The Company received a Paragraph IV certification letter from Teva challenging the two Orange Book listed patents for REYATAZ. In December 2009, the Company and Novartis Pharmaceutical Corporation filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva for infringement of the two listed patents covering REYATAZ, which triggered an automatic 30-month stay of approval of Teva’s aNDA.

It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

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

RxUSA Wholesale Litigation

As previously disclosed, in July 2006, a complaint was filed by drug wholesaler RxUSA Wholesale, Inc. in the U.S. District Court for the Eastern District of New York against the Company, 15 other drug manufacturers, five drug wholesalers, two officers of defendant McKesson and a wholesale distribution industry trade group, RxUSA Wholesale, Inc. v. Alcon Labs., Inc., et al. The complaint alleges violations of Federal and New York antitrust laws, as well as various other laws. Plaintiff claims that defendants allegedly engaged in anti-competitive acts that resulted in the exclusion of plaintiff from the relevant market and seeks $586 million in damages before any trebling, and other relief. In September 2009, the District Court granted the Company’s and other defendants’ motions to dismiss. Plaintiff has appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit.

ANTITRUST LITIGATION

As previously disclosed, 18 lawsuits comprised of both individual suits and purported class actions have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits allege, among other things, that the purported settlement with Apotex of the patent infringement litigation violated the Sherman Act and related laws. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The putative class actions filed on behalf of direct purchasers have been consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the putative class actions filed on behalf of indirect purchasers have been consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints were filed on October 19, 2007. Defendants filed a consolidated motion to dismiss on December 11, 2007, which remains pending. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

SHAREHOLDER DERIVATIVE ACTIONS

As previously disclosed, on July 31, 2007, certain members of the Board of Directors, current and former officers and the Company were named in two derivative actions filed in the New York State Supreme Court, John Frank v. Peter Dolan, et al. (07-602580) and Donald Beebout v. Peter Dolan, et al. (07-602579), and one derivative action filed in the federal district court, Steven W. Sampson v. James D. Robinson, III, et al. (07-CV-6890). The complaints allege breaches of fiduciary duties for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. Plaintiffs seek monetary damages on behalf of the Company, contribution and indemnification. By decision filed on December 13, 2007, the state court granted motions to dismiss the complaints, Frank and Beebout, relating to certain members of the Board of Directors, and later dismissed the complaints as to the former officers. By decision dated August 20, 2008, the federal district court granted the Company’s motion to dismiss the Sampson action. Plaintiffs appealed the district court’s decision to the U.S. Circuit Court of Appeals for the Second Circuit. In December 2009, the District Court granted final approval of a settlement between the parties for an amount which is not material to the Company, which concluded the matter.

SECURITIES LITIGATION

In Re Bristol-Myers Squibb Co. Securities Litigation

As previously disclosed, in June and July 2007, two putative class action complaints, Minneapolis Firefighters’ Relief Assoc. v. Bristol-Myers Squibb Co., et al. (07 CV 5867) and Jean Lai v. Bristol-Myers Squibb Company, et al., were filed in the U.S. District for the Southern District of New York against the Company, the Company’s former Chief Executive Officer, Peter Dolan and former Chief Financial Officer, Andrew Bonfield. The complaints allege violations of securities laws for allegedly failing to disclose material information relating to efforts to settle the PLAVIX* patent infringement litigation with Apotex. On September 20, 2007, the Court dismissed the Lai case without prejudice, changed the caption of the case to In re Bristol-Myers Squibb, Co. Securities Litigation, and appointed Ontario Teachers’ Pension Plan Board as lead plaintiff. On October 15, 2007, Ontario Teachers’ Pension Plan Board filed an amended complaint making similar allegations as the earlier filed complaints, naming an additional former officer but no longer naming Andrew Bonfield as a defendant. By decision dated August 20, 2008, the federal district court denied defendants’ motions to dismiss. In December 2009, the District Court granted final approval of a settlement between the parties for payment of $125 million, which concluded the matter.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

ABILIFY* State Attorneys General Investigation

In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition investigating whether certain ABILIFY* marketing practices violated the respective states’ consumer protection statutes. It is not possible at this time to reasonably assess the outcome of this investigation or its potential impact on the Company.

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

As previously reported, one set of class actions were consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In August 2009, the District Court granted preliminary approval of a proposed settlement of the AWP MDL plaintiffs’ claims against the Company for $19 million, plus half the costs of class notice up to a maximum payment of $1 million. A final approval hearing is currently scheduled to occur in July 2010.

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program, alleging that manufacturers did not provide proper discounts to covered entities. Discovery in this matter is ongoing. In May 2009, the U.S. District Court for the Northern District of California denied plaintiff’s motion to certify the class without prejudice.

It is not possible at this time to reasonably assess the outcome of this lawsuit, or its potential impact on the Company.

Omnicare Qui Tam Litigation

In April 2009, the Company was served a qui tam complaint filed in the U.S. District Court for the District of Massachusetts by a former employee of Omnicare, Inc. (Omnicare). Omnicare is a provider of pharmaceutical care to seniors. The U.S. declined to intervene in the lawsuit. The complaint alleges civil violations to the federal and various state false claims acts based on allegations that the Company and other pharmaceutical manufacturers paid Omnicare kickbacks to switch the medications of Omnicare’s patients, thereby damaging the government and private payers. In October 2009, the plaintiff voluntarily dismissed his claims against the Company with prejudice.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

PLAVIX*

As previously disclosed, the Company and certain affiliates of sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). As of December 31, 2009, the companies were defendants in 23 actions before the NJ District Court and have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably assess the outcomes of these lawsuits or their potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of December 31, 2009, the Company was a defendant in over 300 lawsuits filed on behalf of approximately 500 plaintiffs in Federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. It is not possible at this time reasonably to assess the outcome of the lawsuits in which the Company is a party or their impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, Federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $69 million at December 31, 2009, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

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

New Brunswick Facility – Environmental & Personal Injury Lawsuits

As previously disclosed, in May 2008, over 100 lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted an initial interim funding payment in December 2007 and made a second required payment in November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties will move to a binding allocation process. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. Although per the mediation agreement the BOE and Township have agreed to forbear from asserting claims against the Company, it remains to be seen whether any of the defendants in these new suits will seek to implead the Company.

OTHER PROCEEDINGS

SEC Germany Investigation

As previously disclosed, in October 2004, the SEC notified the Company that it is conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. In October 2006, the SEC informed the Company that its inquiry had become formal. The SEC’s inquiry encompasses matters formerly under investigation by the German prosecutor in Munich, Germany, which have since been resolved. The Company understands the inquiry concerns potential violations of the Foreign Corrupt Practices Act. The Company is cooperating with the SEC.

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the Actions upon the terms set forth in the MOU. The proposed settlement remains subject to class notice and approval by the court.

Note 25. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009:
Net Sales	$4,322	$4,665	$4,788	$5,033	$18,808
Gross Margin	3,157	3,440	3,471	3,600	13,668
Net Earnings from Continuing Operations	920	1,169	1,199	1,132	4,420
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	271	289	307	314	1,181
Net Earnings from Continuing Operations Attributable to BMS	649	880	892	818	3,239
Net Earnings/(Loss) from Discontinued Operations Attributable to BMS	(11)	103	74	7,207	7,373
Net Earnings Attributable to BMS	638	983	966	8,025	10,612
EPS Attributable to BMS (1):
Basic:
Net Earnings from Continuing Operations	$0.33	$0.44	$0.45	$0.42	$1.63
Net Earnings/(Loss) from Discontinued Operations	(0.01)	0.05	0.04	3.66	3.72

Net Earnings per common share	$0.32	$0.49	$0.49	$4.08	$5.35

Diluted:
Net Earnings from Continuing Operations	$0.33	$0.44	$0.45	$0.41	$1.63
Net Earnings/(Loss) from Discontinued Operations	(0.01)	0.05	0.03	3.65	3.71

Net Earnings per common share	$0.32	$0.49	$0.48	$4.06	$5.34

Dividends declared per common share	$0.31	$0.31	$0.31	$0.32	$1.25

Cash and cash equivalents	$7,832	$7,507	$6,367	$7,683	$7,683
Marketable securities(2)	1,272	1,596	1,504	2,200	2,200

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008:
Net Sales	$4,188	$4,475	$4,510	$4,542	$17,715
Gross Margin	2,870	3,077	3,164	3,288	12,399
Net Earnings from Continuing Operations	737	840	725	1,384	3,686
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	228	239	257	265	989
Net Earnings from Continuing Operations Attributable to BMS	509	601	468	1,119	2,697
Net Earnings from Discontinued Operations Attributable to BMS	152	163	2,110	125	2,550
Net Earnings Attributable to BMS	661	764	2,578	1,244	5,247
EPS Attributable to BMS(1):
Basic:
Net Earnings from Continuing Operations	$0.26	$0.30	$0.24	$0.56	$1.36
Net Earnings from Discontinued Operations	0.07	0.08	1.06	0.07	1.28

Net Earnings per Common Share	$0.33	$0.38	$1.30	$0.63	$2.64

Diluted
Net Earnings from Continuing Operations	$0.26	$0.30	$0.23	$0.56	$1.35
Net Earnings from Discontinued Operations	0.07	0.08	1.05	0.07	1.27

Net Earnings per Common Share	$0.33	$0.38	$1.28	$0.63	$2.62

Dividends declared per common share	$0.31	$0.31	$0.31	$0.31	$1.24

Cash and cash equivalents	$2,443	$4,047	$7,173	$7,976	$7,976
Marketable securities(2)	649	741	555	477	477

(1)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(2)	Marketable securities includes current and non-current assets.

The following tables reconcile previously reported data with current year quarterly data which has been updated for discontinued operations related to Mead Johnson. See “—Note 7. Discontinued Operations.”

	First Quarter 2009			Second Quarter 2009			Third Quarter 2009
Dollars in Millions, except per share data	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K
Net Sales	$5,015	$(693)	$4,322	$5,384	$(719)	$4,665	$5,487	$(699)	$4,788
Gross Margin	3,602	(445)	3,157	3,923	(483)	3,440	3,925	(454)	3,471
Net Earnings from Continuing Operations	921	(1)	920	1,298	(129)	1,169	1,290	(91)	1,199
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	283	(12)	271	315	(26)	289	324	(17)	307
Net Earnings from Continuing Operations Attributable to BMS	638	11	649	983	(103)	880	966	(74)	892
Net Earnings/(Loss) from Discontinued Operations Attributable to BMS	—	(11)	(11)	—	103	103	—	74	74
Net Earnings Attributable to BMS	638	—	638	983	—	983	966	—	966
EPS Attributable to BMS:
Basic:
Net Earnings from Continuing Operations	$0.32	$0.01	$0.33	$0.49	$(0.05)	$0.44	$0.49	$(0.04)	$0.45
Net Earnings/(Loss) from Discontinued Operations	—	(0.01)	(0.01)	—	0.05	0.05	—	0.04	0.04

Net Earnings per Common Share	$0.32	$—	$0.32	$0.49	$—	$0.49	$0.49	$—	$0.49

Diluted
Net Earnings from Continuing Operations	$0.32	$0.01	$0.33	$0.49	$(0.05)	$0.44	$0.48	$(0.03)	$0.45
Net Earnings/(Loss) from Discontinued Operations	—	(0.01)	(0.01)	—	0.05	0.05	—	0.03	0.03

Net Earnings per Common Share	$0.32	$—	$0.32	$0.49	$—	$0.49	$0.48	$—	$0.48

	First Quarter 2008			Second Quarter 2008
Dollars in Millions, except per share data	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K
Net Sales	$4,891	$(703)	$4,188	$5,203	$(728)	$4,475
Gross Margin	3,321	(451)	2,870	3,533	(456)	3,077
Net Earnings from Continuing Operations	877	(140)	737	963	(123)	840
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	230	(2)	228	241	(2)	239
Net Earnings from Continuing Operations Attributable to BMS	647	(138)	509	722	(121)	601
Net Earnings from Discontinued Operations Attributable to BMS	14	138	152	42	121	163
Net Earnings Attributable to BMS	661	—	661	764	—	764
EPS Attributable to BMS:
Basic:
Net Earnings from Continuing Operations	$0.32	$(0.06)	$0.26	$0.36	$(0.06)	$0.30
Net Earnings from Discontinued Operations	0.01	0.06	0.07	0.02	0.06	0.08

Net Earnings per Common Share	$0.33	$—	$0.33	$0.38	$—	$0.38

Diluted
Net Earnings from Continuing Operations	$0.32	$(0.06)	$0.26	$0.36	$(0.06)	$0.30
Net Earnings from Discontinued Operations	0.01	0.06	0.07	0.02	0.06	0.08

Net Earnings per Common Share	$0.33	$—	$0.33	$0.38	$—	$0.38

	Third Quarter 2008			Fourth Quarter 2008
Dollars in Millions, except per share data	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K	Previously Reported	Adjusted for Mead Johnson Disposition	As Reported in December 31, 2009 10-K
Net Sales	$5,254	$(744)	$4,510	$5,249	$(707)	$4,542
Gross Margin	3,620	(456)	3,164	3,727	(439)	3,288
Net Earnings from Continuing Operations	847	(122)	725	1,464	(80)	1,384
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	259	(2)	257	266	(1)	265
Net Earnings from Continuing Operations Attributable to BMS	588	(120)	468	1,198	(79)	1,119
Net Earnings from Discontinued Operations Attributable to BMS	1,990	120	2,110	46	79	125
Net Earnings Attributable to BMS	2,578	—	2,578	1,244	—	1,244
EPS Attributable to BMS:
Basic:
Net Earnings from Continuing Operations	$0.30	$(0.06)	$0.24	$0.61	$(0.05)	$0.56
Net Earnings from Discontinued Operations	1.00	0.06	1.06	0.02	0.05	0.07

Net Earnings per Common Share	$1.30	$—	$1.30	$0.63	$—	$0.63

Diluted
Net Earnings from Continuing Operations	$0.29	$(0.06)	$0.23	$0.61	$(0.05)	$0.56
Net Earnings from Discontinued Operations	0.99	0.06	1.05	0.02	0.05	0.07

Net Earnings per Common Share	$1.28	$—	$1.28	$0.63	$—	$0.63

The following specified expense/(income) items were recognized in 2009 and 2008 that affected the comparability of results:

2009:

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$15	$18	$47	$42	$122
Accelerated depreciation, asset impairment and other shutdown costs	30	26	33	34	123
Pension settlements/curtailments	—	25	—	11	36
Process standardization implementation costs	20	24	21	45	110
Gain on sale of product lines, businesses and assets	(44)	(11)	(17)	(288)	(360)

	21	82	84	(156)	31

Other:
Litigation charges	104	28	—	—	132
Accelerated depreciation	—	—	—	6	6
BMS Foundation funding initiative	—	—	—	100	100
Loss on sale of investments	—	—	—	31	31
Upfront licensing and milestone payments	145	29	—	173	347
Medarex acquisition	—	—	(10)	—	(10)
Debt buyback and swap terminations	—	(11)	4	—	(7)
Product liability	3	—	—	—	3

	273	128	78	154	633
Income taxes on items above	(93)	(42)	(26)	(44)	(205)

Decrease to Net Earnings from Continuing Operations	$180	$86	$52	$110	$428

2008:
Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Productivity Transformation Initiative:
Downsizing and streamlining of worldwide operations	$10	$29	$25	$122	$186
Accelerated depreciation, asset impairment and other shutdown costs	96	58	53	34	241
Pension settlements/curtailments	—	—	—	17	17
Process standardization implementation costs	15	21	28	45	109
Gain on sale and leaseback of properties	(9)	—	—	—	(9)
Termination of lease contracts	—	—	—	15	15
Gain on sale of product lines and businesses	—	—	—	(159)	(159)

	112	108	106	74	400
Other:
Litigation settlement	—	2	30	1	33
Insurance recovery	—	—	—	(20)	(20)
Product liability	16	—	2	—	18
Upfront licensing and milestone payments and acquired in-process research and development	20	63	37	260	380
Asset impairment	—	—	—	40	40
ARS impairment and loss/(gain) on sale	25	(2)	224	77	324
Debt buyback and swap terminations	—	—	—	(57)	(57)
Gain on sale of ImClone shares	—	—	—	(895)	(895)

	173	171	399	(520)	223
Income taxes on items above	(33)	(34)	(83)	205	55

Decrease/(Increase) to Net Earnings from Continuing Operations	$140	$137	$316	$(315)	$278

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the accounting standard related to Business Combinations, effective for business combinations entered into after January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 19, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2009, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2009 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2009, the Company upgraded and integrated its SAP general ledger with a new consolidation and financial reporting warehouse.

In the fourth quarter of 2009, the Company implemented new processes and a new SAP system for human resource related activities, including payroll in the U.S. and certain international markets. Simultaneously, the Company outsourced certain human resource transaction processing activities to IBM and transferred its previously outsourced payroll transaction processing activities from Accenture to IBM.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of the accounting standard related to Business Combinations, effective for business combinations entered into after January 1, 2009.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 19, 2010

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Reference is made to the 2010 Proxy Statement to be filed on or about March 23, 2010 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)	The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2010 Proxy Statement to be filed on or about March 23, 2010 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2010 Proxy Statement to be filed on or about March 23, 2010 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2010 Proxy Statement to be filed on or about March 23, 2010 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to the 2010 Proxy Statement to be filed on or about March 23, 2010 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	70
	Consolidated Statements of Comprehensive Income and Retained Earnings	71
	Consolidated Balance Sheets	72
	Consolidated Statements of Cash Flows	73
	Notes to Consolidated Financial Statements	74-126
	Report of Independent Registered Public Accounting Firm	127
2.	Financial Statement Schedule
	Schedule II - Valuation and Qualifying Accounts	137
All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3.	Exhibits Required to be filed by Item 601 of Regulation S-K	133-136

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ JAMES M. CORNELIUS
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CORNELIUS	Chairman of the Board and	February 19, 2010
(James M. Cornelius)	Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES BANCROFT	Acting Chief Financial Officer	February 19, 2010
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Vice President and Corporate Controller	February 19, 2010
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ LAMBERTO ANDREOTTI	Director, President and Chief Operating Officer	February 19, 2010
(Lamberto Andreotti)

/s/ LEWIS B. CAMPBELL	Director	February 19, 2010
(Lewis B. Campbell)

/s/ LOUIS J. FREEH	Director	February 19, 2010
(Louis J. Freeh)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 19, 2010
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 19, 2010
(Michael Grobstein)

/s/ LEIF JOHANSSON	Director	February 19, 2010
(Leif Johansson)

/s/ ALAN J. LACY	Director	February 19, 2010
(Alan J. Lacy)

/s/ VICKI L. SATO, PH.D.	Director	February 19, 2010
(Vicki L. Sato, Ph.D.)

/s/ TOGO D. WEST, JR.	Director	February 19, 2010
(Togo D. West, Jr.)

/s/ R. SANDERS WILLIAMS, M.D.	Director	February 19, 2010
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

*

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Bylaws of Bristol-Myers Squibb Company, as amended as of December 17, 2009 (incorporated herein by reference to Exhibit 3.1 to Form 8-K dated December 17, 2009 and filed on December 23, 2009).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

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

4l.

Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r to the Form 8-K dated November 20, 2006 and filed November 27, 2006).

*

4m.

Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

4n.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4o.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4p.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	*

4q.	Form of 5.45% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	*

4r.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	*

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

*

10d.

Internal Regulation (Reglement Interieur) of Sanofi Pharma Bristol-Myers Squibb dated as of June 6, 1997 and effective as of January 1, 1997. English Translation (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on August 17, 2009).†

*

10e.

Partnership Agreement of Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership between Sanofi Pharmaceuticals, Inc. and Bristol-Myers Squibb Company Investco, Inc. dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.3 to the Form 8-K filed on August 17, 2009).†

*

10f.

Territory A Alliance Support Agreement between Sanofi and Bristol-Myers Squibb Company dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.4 to the Form 8-K filed on August 17, 2009).†

*

10g.

Amendment No. 1 to the Territory A Alliance Support Agreement between Sanofi-Synthelabo and Bristol-Myers Squibb Company dated as of October 17, 2001 (incorporated by reference herein to Exhibit 10.5 to the Form 8-K filed on August 17, 2009).†

*

10h.

Territory B Alliance Support Agreement between Sanofi and Bristol-Myers Squibb Company dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.6 to the Form 8-K filed on August 17, 2009). †

*

10i.

Amendment No. 1 to the Territory B Alliance Support Agreement between Sanofi-Synthelabo and Bristol-Myers Squibb Company dated as of October 17, 2001 (incorporated by reference herein to Exhibit 10.7 to the Form 8-K filed on August 17, 2009).†

*

10j.

Clopidogrel Intellectual Property License and Supply Agreement between Sanofi and Sanofi Pharma Bristol-Myers Squibb dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.8 to the Form 8-K filed on August 17, 2009). †

*

10k.

Clopidogrel Intellectual Property License and Supply Agreement between Sanofi and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.9 to the Form 8-K filed on August 17, 2009). †

*

10l.

Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Sanofi Pharma Bristol-Myers Squibb dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.10 to the Form 8-K filed on August 17, 2009).†

*

10m.

Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 1997 (incorporated by reference herein to Exhibit 10.11 to the Form 8-K filed on August 17, 2009). †

*

10n.

Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of October 23, 2001 (incorporated by reference herein to Exhibit 10.12 to the Form 8-K filed on August 17, 2009).†

*

10o.

Amendment No. 3 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of September 25, 2006 (incorporated by reference herein to Exhibit 10.13 to the Form 8-K filed on August 17, 2009).†

*

10p.

Amendment No. 5 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of April 4, 2009 (incorporated by reference herein to Exhibit 10.14 to the Form 8-K filed on August 17, 2009).†

*

**10q.

Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 and as amended effective July 17, 2002 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2002).

*

**10r.

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

**10u.

Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).

*

**10v.

Form of Non-Qualified Stock Option Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended March 31, 2007).

*

**10w.	Form of Restricted Stock Award Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10x.	Form of Performance Shares Agreement for the 2007-2009 Performance Cycle (incorporated herein by reference to Exhibit 10.5 to the Form 10-Q for the quarterly period ended September 30, 2008).	*

**10y.	Form of Performance Shares Agreement for the 2008-2010 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007).	*

**10z.	Form of Performance Shares Agreement for the 2009-2011 Performance Cycle (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 2008).	*

**10aa.	Form of Performance Share Units Agreement for the 2010-2012 Performance Cycle (filed herewith).	E-10-1

**10bb.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10cc.	Form of Restricted Stock Units Agreement under the 2007 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-Q for the quarterly period ended March 31, 2007).	*

**10dd.	Form of 2007 Market Share Units Agreement (filed herewith).	E-10-2

**10ee.

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

**10ff.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 1997 and incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10gg.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10hh.

Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (effective May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10ii.

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

**10jj.

Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).

*

**10kk.

Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

*

**10ll.

Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the quarterly period ended September 30, 2008).

*

**10mm.

Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).

*

**10nn.

Amended and Restated Aircraft Time Sharing Agreement dated June 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2008).

*

**10oo.

Termination of Aircraft Time Sharing Agreement dated April 21, 2009 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended March 31, 2009).

*

**10pp.

Letter Agreement dated February 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed on February 15, 2008).

*

**10qq.

Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 5, 2006 and filed on December 11, 2006).

*

**10rr.

Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2008).

*

**10ss.

Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10tt.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended December 17, 2009 (filed herewith).	E-10-3

**10uu.

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

**10vv.

Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).

*

**10ww.

Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

*

**10xx.

Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

*

**10yy.

Form of Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and Cidron Healthcare Limited dated May 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

**10zz.	Letter Agreement between Jean-Marc Huet and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

**10aaa.	Separation Agreement between Andrew Bonfield and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

101.

The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2009, 2008 and 2007, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements (tagged as blocks of text).

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.

*	Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of Eli Lilly; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), ISCOVER, KARVEZIDE, COAPROVEL, and PLAVIX are trademarks of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; PRILOSEC is a trademark of AstraZeneca; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; NORVIR is a trademark of Abbott Laboratories; and BUFFERIN and EXCEDRIN in Spain, Asia (excluding China and Taiwan) and certain Oceanic countries are trademarks of Lion Corporation.

SCHEDULE II

BRISTOL-MYERS SQUIBB COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Provisions for bad debts, charge-backs and discounts	Bad debts written-off/ payments for charge- backs and discounts	Discontinued operations	Balance at end of year
Dollars in Millions
Allowances for Charge-Backs, Discounts and Doubtful Accounts:(1)
For the year ended December 31, 2009	$128	$776	$(800)	$(1)	$103
For the year ended December 31, 2008	180	829	(835)	(46)	128
For the year ended December 31, 2007	150	798	(803)	35	180

Description	Balance at beginning of year	Provisions for valuation allowance	Release of valuation allowance /other	Other comprehensive income	Goodwill	Balance at end of year
Dollars in Millions
Valuation Allowance on Deferred Tax Assets:(1)
For the year ended December 31, 2009	$1,795	$17	$(74)	$(8)	$61	$1,791
For the year ended December 31, 2008	1,950	9	(192)	14	14	1,795
For the year ended December 31, 2007	625	1,325	—	—	—	1,950

(1)	Amounts have been reclassified to give effect to discontinued operations. For further information on discontinued operations, see “Item 8. Financial Statements—Note 7. Discontinued Operations.”