Form 10-Q
period 2010-03-31
BRISTOL MYERS SQUIBB CO
filed 2010-04-29
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:        1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices) (Zip Code)

(212) 546-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2010, there were 1,719,674,383 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.
Controls and Procedures	51

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	51

Item 2.
Issuer Purchase of Equity Securities	51

Item 6.
Exhibits	52

Signatures	53

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2010	2009

Net Sales	$4,807	$4,322

Cost of products sold	1,306	1,165
Marketing, selling and administrative	900	901
Advertising and product promotion	212	248
Research and development	910	908
Provision for restructuring	11	19
Litigation expense	—	104
Equity in net income of affiliates	(97)	(146)
Other (income)/expense	113	(72)

Total Expenses	3,355	3,127

Earnings from Continuing Operations Before Income Taxes	1,452	1,195
Provision for income taxes	351	275

Net Earnings from Continuing Operations	1,101	920

Discontinued Operations:
Earnings, net of taxes	—	1
Gain on disposal, net of taxes	—	—

Net Earnings from Discontinued Operations	—	1

Net Earnings	1,101	921

Net Earnings Attributable to Noncontrolling Interest	358	283

Net Earnings Attributable to Bristol-Myers Squibb Company	$743	$638

Amounts Attributable to Bristol-Myers Squibb Company:
Net Earnings from Continuing Operations	$743	$649
Net Loss from Discontinued Operations	—	(11)

Net Earnings Attributable to Bristol-Myers Squibb Company	$743	$638

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$0.43	$0.33
Diluted	$0.43	$0.33

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$0.43	$0.32
Diluted	$0.43	$0.32

Dividends declared per common share	$0.32	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
COMPREHENSIVE INCOME

Net Earnings	$1,101	$921
Other Comprehensive Income/(Loss):
Foreign currency translation	(34)	(75)
Foreign currency translation on hedge of a net investment	79	33
Derivatives qualifying as cash flow hedges, net of taxes of $(13) in 2010 and $(17) in 2009	29	34
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $(5) in 2010 and $7 in 2009	10	(20)
Pension and postretirement benefits, net of taxes of $(60) in 2009	—	110
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(12) in 2010 and $(17) in 2009	17	30
Available for sale securities, net of taxes of $(1) in 2010 and 2009	15	2

Total Other Comprehensive Income/(Loss)	116	114

Comprehensive Income	1,217	1,035

Comprehensive Income Attributable to Noncontrolling Interest	358	286

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$859	$749

RETAINED EARNINGS

Retained Earnings at January 1	$30,760	$22,549
Net Earnings Attributable to Bristol-Myers Squibb Company	743	638
Cash dividends declared	(554)	(616)

Retained Earnings at March 31	$30,949	$22,571

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$5,135	$7,683
Marketable securities	1,641	831
Receivables	3,459	3,164
Inventories	1,284	1,413
Deferred income taxes	745	611
Prepaid expenses	268	256

Total Current Assets	12,532	13,958

Property, plant and equipment	4,822	5,055
Goodwill	5,218	5,218
Other intangible assets, net	2,813	2,865
Deferred income taxes	1,395	1,636
Marketable securities	2,997	1,369
Other assets	976	907

Total Assets	$30,753	$31,008

LIABILITIES

Current Liabilities:
Short-term borrowings	$208	$231
Accounts payable	1,752	1,711
Accrued expenses	2,477	2,785
Deferred income	265	237
Accrued rebates and returns	660	622
U.S. and foreign income taxes payable	101	175
Dividends payable	554	552

Total Current Liabilities	6,017	6,313

Pension, postretirement and postemployment liabilities	1,300	1,658
Deferred income	961	949
U.S. and foreign income taxes payable	745	751
Other liabilities	416	422
Long-term debt	6,081	6,130

Total Liabilities	15,520	16,223

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,402 in 2010 and 5,515 in 2009, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2010 and 2009	220	220
Capital in excess of par value of stock	3,676	3,768
Accumulated other comprehensive loss	(2,425)	(2,541)
Retained earnings	30,949	30,760
Less cost of treasury stock — 485 million common shares in 2010 and 491 million in 2009	(17,171)	(17,364)

Total Bristol-Myers Squibb Company Shareholders’ Equity	15,249	14,843
Noncontrolling interest	(16)	(58)

Total Equity	15,233	14,785

Total Liabilities and Equity	$30,753	$31,008

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net earnings	$1,101	$921
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(358)	(283)
Depreciation	122	110
Amortization	65	57
Impairment charge	200	—
Deferred income taxes	90	27
Stock-based compensation	47	43
Other gains	(10)	(44)
Changes in operating assets and liabilities:
Receivables	(309)	81
Inventories	25	(18)
Deferred income	35	26
Accounts payable	119	206
U.S. and foreign income taxes payable	(106)	71
Changes in other operating assets and liabilities	(557)	(745)

Net Cash Provided by Operating Activities	464	452

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	453	80
Purchases of marketable securities	(2,880)	(870)
Additions to property, plant and equipment and capitalized software	(129)	(201)
Proceeds from sale of businesses, property, plant and equipment and other investments	37	65

Net Cash Used in Investing Activities	(2,519)	(926)

Cash Flows From Financing Activities:
Short-term debt (repayments)/borrowings	(17)	2
Interest rate swap termination	—	187
Dividends paid	(551)	(616)
Issuances of common stock and excess tax benefits from share-based arrangements	82	—
Proceeds from Mead Johnson initial public offering	—	782

Net Cash (Used in)/Provided by Financing Activities	(486)	355

Effect of Exchange Rates on Cash and Cash Equivalents	(7)	(25)

Decrease in Cash and Cash Equivalents	(2,548)	(144)
Cash and Cash Equivalents at Beginning of Period	7,683	7,976

Cash and Cash Equivalents at End of Period	$5,135	$7,832

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. Mead Johnson Nutrition Company (Mead Johnson) financial results, previously reported in the Mead Johnson segment, have been reported as discontinued operations for the three months ended March 31, 2009.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results.

The preparation of financial statements requires the use of management estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and contingent liabilities at the date of the financial statements. The most significant assumptions are employed in estimates used in determining the fair value of intangible assets, restructuring charges and accruals, sales rebate and return accruals, legal contingencies, tax assets and tax liabilities, stock-based compensation expense, pension and postretirement benefits (including the actuarial assumptions), fair value of financial instruments with no direct or observable market quotes, inventory obsolescence, potential impairment of long-lived assets, allowances for bad debt, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from estimated results.

New accounting standards were adopted on January 1, 2010, none of which had an impact on the consolidated financial statements upon adoption. Among other items, these standards:

•	Provide clarifying criteria in determining when a transferor has surrendered control over transferred financial assets and removed the concept of a qualifying special-purpose entity.

•

Require an ongoing reassessment of the primary beneficiary in a variable interest entity; eliminate the quantitative approach previously required in determining the primary beneficiary; and provide guidance in determining the primary beneficiary as the entity that has both the power to direct the activities of a variable interest entity that most significantly impacts the entities economic performance and has the obligation to absorb losses or the right to receive benefits for events significant to the variable interest entity.

The Company is currently evaluating the potential impact of an accounting standard that allows for the allocation of consideration received in a bundled revenue arrangement among the separate deliverables by introducing an estimated selling price method for valuing the elements if vendor-specific objective evidence or third-party evidence of a selling price is not available. The standard provides more flexibility in recognizing revenue for bundled arrangements and expands related disclosure requirements. It is effective either on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or on a retrospective basis and early application is permitted.

The annual goodwill impairment test was completed in the first quarter. The BioPharmaceuticals segment includes four separate reporting units based on geography which were aggregated for impairment testing purposes. Based upon results of the impairment test, the fair value of goodwill was substantially in excess of the related carrying value.

Note 2. ALLIANCES AND COLLABORATIONS

The Company maintains alliances and collaborations with various third parties for the development and commercialization of certain products. The following information summarizes the current operating trends of commercialized products. See the 2009 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions, as well as disclosures of other alliances and collaborations.

sanofi

The Company has agreements with sanofi-aventis (sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel bisulfate), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with sanofi’s 49.9% share of the results reflected as a noncontrolling interest. The Company recognizes net sales in this territory and in comarketing countries outside this territory (e.g., Germany, Italy for irbesartan only, Spain and Greece). Discovery royalties owed to sanofi are included in cost of products sold. Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia. The Company’s 49.9% ownership interest in this territory is accounted for under the equity method with its share of operating results recognized in equity in net income of affiliates. Distributions of profits relating to the joint ventures among the Company and sanofi are included within operating activities in the consolidated statements of cash flows.

The Company and sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. The Company recognizes other income related to the amortization of deferred income associated with sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. Income attributed to certain supply activities and development and opt-out royalties with sanofi are reflected on a net basis in other income.

The following summarized financial information is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Territory covering the Americas and Australia:
Net sales	$1,878	$1,605
Discovery royalty expense	334	277
Noncontrolling interest – pre-tax	520	391
Profit distributions to sanofi	486	422

Territory covering Europe and Asia:
Equity in net income of affiliates	100	147
Profit distributions to the Company	69	127

Other:
Net sales comarketing countries and other	102	132
Other income – irbesartan license fee	8	8
Other income – supply activities and development and opt-out royalties	22	11

	March 31, 2010	December 31, 2009
Investment in affiliates – territory covering Europe and Asia	41	10
Deferred income – irbesartan license fee	83	91

The following is summarized financial information for interests in the partnerships with sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Net sales	$548	$755
Gross profit	244	379
Net income	194	289

Otsuka

The Company has a worldwide commercialization agreement (excluding certain countries) with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder. In the U.S., Germany, France and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company recognizes alliance revenue for its contractual share of third-party net sales, which was reduced in the U.S. starting January 1, 2010 from 65% to 58% for 2010. Further reductions in the Company’s U.S. contractual share of revenue in the U.S. will occur on January 1, 2011 and January 1, 2012 under the terms of the commercialization agreement. Beginning January 1, 2010, Otsuka reimburses the Company 30% of ABILIFY* related operating expenses in the U.S. Reimbursements are netted principally in advertising and product promotion and selling, general and administrative expenses. The Company continues to receive 65% of third-party net sales in France, Germany and Spain with no expense reimbursement. In certain countries where the Company is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, the Company recognizes 100% of the net sales and related cost of products sold and expenses.

The Company paid Otsuka $400 million in April 2009 for extending the term of the commercialization and manufacturing agreement in the U.S. through April 2015. This payment is included in other assets and is being amortized as a reduction of net sales through the extension period. Previously capitalized milestone payments totaling $60 million are included in intangible assets and amortized to cost of products sold.

The Company and Otsuka also have an oncology collaboration for SPRYCEL (dasatinib) and IXEMPRA (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the “Oncology Territory”). Beginning January 1, 2010, the Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory, 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. This fee is included in cost of products sold. Otsuka will contribute 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million. Reimbursements are netted principally in: selling, general and administrative; advertising and product promotion; and research and development.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
ABILIFY* net sales, including amortization of extension payment of $(16) in 2010	$617	$589
Oncology Products collaboration fees	30	—
Otsuka’s reimbursement – operating expense	(25)	—
Amortization expense – milestone payments	2	2

	March 31, 2010	December 31, 2009
Intangible assets:
Extension payment	335	351
Milestone payments	15	17

Lilly

The Company has a collaboration with Eli Lilly and Company (Lilly) for the codevelopment and promotion of ERBITUX* (cetuximab) in the U.S., pursuant to a commercialization agreement with Lilly’s subsidiary, ImClone Systems Incorporated (ImClone), which expires as to ERBITUX* in September 2018. Lilly receives a distribution fee based on 39% of ERBITUX* net sales in North America, which is included in cost of products sold. In Japan, the Company shares rights to ERBITUX* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck’s net sales of ERBITUX* in Japan which is further shared equally with Lilly. The Company’s 25% share of profits from commercialization in Japan is included in other income.

Previously capitalized milestone payments are being amortized through 2018 and are classified in costs of products sold.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Net sales	$166	$164
Distribution fees	65	67
Amortization expense – milestone payments	10	9
Other income – Japan commercialization fee	8	5

	March 31, 2010	December 31, 2009
Intangible asset – milestone payments	313	323

In January 2010, the Company and Lilly restructured the commercialization agreement described above as it relates to necitumumab (IMC-11F8), a novel targeted cancer therapy currently in Phase III development for non-small cell lung cancer. As restructured, both companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. The Company will fund 55% of development costs for studies that will be used only in the U.S. and will fund 27.5% for global studies. The Company and Lilly will share development costs in Japan equally. The Company will pay $250 million to Lilly as a milestone payment upon first approval in the U.S. In the U.S. and Canada, the Company will recognize sales and receive 55% of the profits for necitumumab. Lilly will provide 50% of the selling effort. In Japan, the Company and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration. It may be terminated at any time by the Company with 12 months advance notice (18 months if prior to launch), by either party for uncured material breach by the other or if both parties agree to terminate.

Gilead

The Company and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining the Company's SUSTIVA (efavirenz) and Gilead's TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), in the U.S., Canada and Europe. The Company accounts for its participation in the U.S. joint venture under the equity method of accounting and recognizes its share of the joint venture results in equity in net income of affiliates in the consolidated statements of earnings.

In the U.S., Canada and most European countries, the Company records revenue for the bulk efavirenz component of ATRIPLA* upon sales of that product to third-party customers. Revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue to approximate revenue for the SUSTIVA brand. In a limited number of EU countries, the Company recognizes revenue for ATRIPLA* since the product is purchased from Gilead and then distributed to third-party customers.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Net sales	$250	$182
Equity in net loss of affiliates	(3)	(2)

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), The first is for the worldwide codevelopment and cocommercialization (excluding Japan) of ONGLYZA (saxagliptin), a DPP-IV inhibitor (Saxagliptin Agreement) and the second is for the codevelopment and cocommercialization (including Japan) of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share development and commercialization costs and profits and losses equally. Net reimbursements for development costs from AstraZeneca are included in research and development. Net reimbursements for commercial costs are included principally in advertising and product promotion and selling, general and administrative expenses. AstraZeneca’s share of profits is included in cost of goods sold.

Upfront licensing and milestone payments received for both compounds totaling $350 million, including $50 million received in the first quarter of 2010, are deferred and amortized over the useful life of the products into other income.

Since the third quarter of 2009, the Company and AstraZeneca launched ONGLYZA in 17 countries including the U.S., Germany, the UK, Canada and Mexico.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Net sales	$10	$—
Amortization income – milestone payments	6	3

	March 31, 2010	December 31, 2009
Deferred income – milestone payments	312	268

Note 3. BUSINESS SEGMENT INFORMATION

The BioPharmaceuticals segment is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through four regional organizations that serve the United States; Europe; Middle East, Africa and Other Western Hemisphere countries; and Emerging Markets and Pacific. The business is also supported by global corporate staff functions. The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
PLAVIX*	$1,666	$1,435
AVAPRO*/AVALIDE*	314	302
REYATAZ	373	322
SUSTIVA Franchise (total revenue)	335	292
BARACLUDE	216	152
ERBITUX*	166	164
SPRYCEL	131	88
IXEMPRA	29	24
ABILIFY*	617	589
ORENCIA	169	124
ONGLYZA	10	—
Other	781	830

Net sales	$4,807	$4,322

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to sanofi and other noncontrolling interest. The reconciliation to earnings from continuing operations before income taxes was as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
BioPharmaceuticals segment income	$1,233	$1,070

Reconciling items:
Downsizing and streamlining of worldwide operations	(11)	(15)
Impairment of manufacturing operations	(200)	—
Accelerated depreciation, asset impairment and other shutdown costs	(31)	(30)
Process standardization implementation costs	(13)	(20)
Gain on sale of product lines, businesses and assets	—	44
Litigation charges	—	(104)
Upfront licensing and milestone payments	(55)	(145)
Product liability	—	(3)
Noncontrolling interest	529	398

Earnings from continuing operations before income taxes	$1,452	$1,195

Note 4. RESTRUCTURING

The productivity transformation initiative (PTI) was designed to fundamentally change the way the business is run to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the transformation into a next-generation biopharmaceutical company continues. The Company is on target to create $2.5 billion in annual productivity cost savings and cost avoidance by 2012 of which approximately 90% is expected to be realized by the end of 2010. Subsequent to the PTI, a strategic process designed to achieve a culture of continuous improvement to enhance efficiency, effectiveness and competitiveness and to continue to improve the cost base has been implemented.

The following PTI and other restructuring charges were recognized:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Provision for restructuring, net	$11	$19
Impairment of manufacturing operations	200	—
Accelerated depreciation, asset impairment and other shutdown costs	31	26
Process standardization implementation costs	13	20

Total cost	255	65
Gain on sale of product lines, businesses and assets	—	(44)

Net charges	$255	$21

Most of the accelerated depreciation, asset impairment and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the manufacturing network in the BioPharmaceuticals segment. These assets continue to be depreciated until the facility closures are completed. The remaining charges were primarily attributed to process standardization activities and are recognized as incurred.

Restructuring charges included termination benefits for workforce reduction of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 223 and 215 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the detail of expenses incurred in connection with restructuring activities and related restructuring liability activity:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
Dollars in Millions	Termination Liability	Other Exit Costs Liability	Total	Termination Liability	Other Exit Costs Liability	Total
Liability at January 1	$157	$16	$173	$188	$21	$209

Charges	19	1	20	15	6	21
Changes in estimates	(9)	—	(9)	(2)	—	(2)

Provision for restructuring, net	10	1	11	13	6	19
Charges in discontinued operations	—	—	—	8	—	8
Foreign currency translation	(3)	—	(3)	—	—	—
Spending	(29)	(1)	(30)	(41)	(3)	(44)

Liability at March 31	$135	$16	$151	$168	$24	$192

In connection with the continued optimization of the manufacturing network, a definitive agreement was entered into on March 26, 2010 for the sale of manufacturing operations in Latina, Italy. The related assets met the held for sale criteria resulting in a $200 million impairment charge in the first quarter of 2010 attributed to the write-down of the respective assets to fair value less cost of sale. The impairment charge was included in other (income)/expense and included $124 million related to the facility and $76 million for inventory and spare parts. The remaining carrying value of the related assets is not significant and therefore not separately disclosed in the consolidated interim financial statements. The transaction is expected to be completed in the second quarter of 2010 resulting in additional charges of approximately $35 million.

Note 5. DISCONTINUED OPERATIONS

Mead Johnson Nutrition Company Split-off

In February 2009, Mead Johnson Nutrition Company (Mead Johnson) completed an initial public offering (IPO) in which the Company received $782 million and retained an 83.1% interest in Mead Johnson. On December 23, 2009, the split-off of the remaining interest in Mead Johnson was completed in exchange for 269 million shares of the Company’s common stock. The results of the Mead Johnson business are included in discontinued operations in the first quarter of 2009.

Dollars in Millions	Three Months Ended March 31, 2009
Net sales	$693

Earnings before income taxes	$189
Provision for income taxes(1)	188

Net earnings from discontinued operations	1

Less net earnings from discontinued operations attributable to noncontrolling interest	12

Net loss from discontinued operations attributable to Bristol-Myers Squibb Company	$(11)

(1)	Provision for income taxes include $130 million of taxes incurred from the transfer of various international business units to Mead Johnson prior to the IPO.

Transitional Relationships with Discontinued Operations

Subsequent to the split-off, cash flows and income associated with the Mead Johnson business continued to be generated relating to activities that are transitional in nature and generally result from agreements that are intended to facilitate the orderly transfer of business operations. The agreements include, among others, services for accounting, customer service, distribution and manufacturing and generally expire no later than 18 months from the date of the split-off. The income generated from these transitional activities is included in other (income)/expense and is not expected to be material to the future results of operations or cash flows.

Note 6. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2010	2009
EPS Numerator – Basic:
Income from Continuing Operations Attributable to BMS	$743	$649
Earnings attributable to unvested restricted shares	(3)	(4)

Income from Continuing Operations Attributable to BMS common shareholders’	740	645
Net Loss from Discontinued Operations Attributable to BMS(1)	—	(11)

EPS Numerator – Basic	$740	$634

EPS Denominator – Basic:
Average Common Shares Outstanding	1,715	1,978

EPS – Basic:
Continuing Operations	$0.43	$0.33
Discontinued Operations	—	(0.01)

Net Earnings	$0.43	$0.32

EPS Numerator – Diluted:
Income from Continuing Operations Attributable to BMS	$743	$649
Earnings attributable to unvested restricted shares	(3)	(4)

Income from Continuing Operations Attributable to BMS common shareholders’	740	645
Net Loss from Discontinued Operations Attributable to BMS(1)	—	(11)

EPS Numerator – Diluted	$740	$634

EPS Denominator – Diluted:
Average Common Shares Outstanding	1,715	1,978
Contingently convertible debt common stock equivalents	1	1
Incremental shares attributable to share-based compensation plans	9	2

Average Common Shares Outstanding and Common Share Equivalents	1,725	1,981

EPS – Diluted:
Continuing Operations	$0.43	$0.33
Discontinued Operations	—	(0.01)

Net Earnings	$0.43	$0.32

(1) Net Loss of Discontinued Operations for EPS Calculation:
Net Loss from Discontinued Operations Attributable to BMS	$—	$(11)
Earnings attributable to unvested restricted shares	—	—

Net Loss from Discontinued Operations Attributable to BMS for EPS Calculation	$—	$(11)

Anti-dilutive weighted-average equivalent shares:
Stock incentive plans	70	123

Total anti-dilutive shares	70	123

Note 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes was 24.2% for the three months ended March 31, 2010 compared to 23.0% for the three months ended March 31, 2009. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the permanent reinvestment of offshore earnings from certain manufacturing operations.

The increase in the effective income tax rate was due to:

•

An unfavorable impact on the current year rate from a $21 million charge resulting from the reduction of deferred tax assets due to the enactment of healthcare reform. The deferred tax charge was required as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received. The change in deductibility is effective January 1, 2013.

•

A favorable impact on the prior year rate from the research and development tax credit and the controlled foreign corporation look-through credit, both of which expired on December 31, 2009 and were not extended as of March 31, 2010.

Partially offset by:

•	A favorable earnings mix due to reduced international PLAVIX* net sales in high tax jurisdictions.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries as these undistributed earnings have been invested or are expected to be permanently reinvested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to the international tax laws have been proposed that if adopted may increase taxes and reduce the results of operations and cash flows. Future income tax rates are also expected to be negatively impacted by healthcare reform including the enactment of an annual non-tax deductible pharmaceutical fee beginning in 2011 payable to the government.

The Company is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2010 will decrease in the range of approximately $115 million to $145 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. FAIR VALUE MEASUREMENT

The fair value of financial assets and liabilities are classified in one of the following three categories:

	March 31, 2010				December 31, 2009
Dollars in Millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for Sale:
U.S. Treasury Bills	$649	$—	$—	$649	$—	$—	$—	$—
U.S. Government Agency Securities	600	—	—	600	225	—	—	225
Equity Securities	6	—	—	6	11	—	—	11
Prime Money Market Funds	—	3,479	—	3,479	—	5,807	—	5,807
Corporate Debt Securities	—	1,591	—	1,591	—	837	—	837
Commercial Paper	—	958	—	958	—	518	—	518
FDIC Insured Debt Securities	—	355	—	355	—	252	—	252
U.S. Treasury Money Market Funds	—	4	—	4	—	218	—	218
U.S. Government Agency Money Market Funds	—	—	—	—	—	24	—	24
Floating Rate Securities (FRS)	—	—	91	91	—	—	91	91
Auction Rate Securities (ARS)	—	—	90	90	—	—	88	88

Total available for sale assets	1,255	6,387	181	7,823	236	7,656	179	8,071

Derivatives:
Interest Rate Swap Derivatives	—	231	—	231	—	165	—	165
Foreign Currency Forward Derivatives	—	63	—	63	—	21	—	21

Total derivative assets	—	294	—	294	—	186	—	186

Total assets at fair value	$1,255	$6,681	$181	$8,117	$236	$7,842	$179	$8,257

Derivatives:
Foreign Currency Forward Derivatives	$—	$20	$—	$20	$—	$31	$—	$31
Natural Gas Contracts	—	3	—	3	—	1	—	1
Interest Rate Swap Derivatives	—	—	—	—	—	5	—	5

Total derivative liabilities	—	23	—	23	—	37	—	37

Total liabilities at fair value	$—	$23	$—	$23	$—	$37	$—	$37

For financial assets and liabilities that utilize Level 1 and Level 2 inputs, direct and indirect observable price quotes are utilized, including LIBOR and EURIBOR yield curves, foreign exchange forward prices, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	U.S. Treasury Bills, U.S. Government Agency Securities and U.S. Government Agency Money Market Funds – valued at the quoted market price from observable pricing sources at the reporting date.

•	Equity Securities – valued using quoted stock prices from New York Stock Exchange or National Association of Securities Dealers Automated Quotation System at the reporting date.

•	Prime Money Market Funds – net asset value of $1 per share.

•	Corporate Debt Securities and Commercial Paper – valued at the quoted market price from observable pricing sources at the reporting date.

•	FDIC Insured Debt Securities – valued at the quoted market price from observable pricing sources at the reporting date.

•	U.S. Treasury Money Market Funds – valued at the quoted market price from observable pricing sources at the reporting date.

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during 2010. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, driven by market conditions and the duration of the swap. In addition, credit valuation adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

•

Foreign currency forward derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades during 2010. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. Short-term maturities of the foreign currency forward derivatives are less than two years, therefore, counterparty credit risk is not significant.

Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the ARS and FRS portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis are relied upon to value FRS including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity.

Note 9. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents were $5,135 million at March 31, 2010 and $7,683 million at December 31, 2009 and consisted of prime money market funds, government agency securities and treasury securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

The following table summarizes current and non-current marketable securities, accounted for as “available for sale” debt securities and equity securities:

	March 31, 2010				December 31, 2009
Dollars in Millions	Cost	Fair Value	Carrying Value	Unrealized Gain/(Loss) in Accumulated OCI	Cost	Fair Value	Carrying Value	Unrealized Gain/(Loss) in Accumulated OCI
Current marketable securities:
Certificates of deposit	$828	$828	$828	$—	$501	$501	$501	$—
Commercial Paper	433	433	433	—	205	205	205	—
U.S. Treasury Bills	250	250	250	—	—	—	—	—
Corporate debt securities	80	80	80	—	—	—	—	—
FDIC insured debt securities	50	50	50	—	—	—	—	—
U.S. government agency securities	—	—	—	—	125	125	125	—

Total current	$1,641	$1,641	$1,641	$—	$831	$831	$831	$—

Non-current marketable securities:
Corporate debt securities	$1,508	$1,511	$1,511	$9	$836	$837	$837	$3
U.S. government agency securities	600	600	600	—	100	100	100	—
U.S. Treasury Bills	399	399	399	—	—	—	—	—
FDIC insured debt securities	304	305	305	1	252	252	252	—
Auction rate securities	114	90	90	10	114	88	88	8
Floating rate securities(1)	105	91	91	(15)	113	91	91	(22)
Other	1	1	1	—	1	1	1	—

Total non-current	$3,031	$2,997	$2,997	$5	$1,416	$1,369	$1,369	$(11)

Other assets:
Equity securities	$6	$6	$6	$—	$11	$11	$11	$—

(1)	All FRS have been in an unrealized loss position for 12 months or more at March 31, 2010.

The contractual maturities of non-current “available for sale” debt securities at March 31, 2010 were as follows:

Dollars in Millions	1 to 5 Years	Over 10 Years	Total
Available for sale:
Corporate debt securities	$1,511	$—	$1,511
U.S. government agency securities	600	—	600
U.S. Treasury Bills	399	—	399
FDIC insured debt securities	305	—	305
Floating rate securities	91	—	91
Auction rate securities	—	90	90
Other	1	—	1

Total available for sale	$2,907	$90	$2,997

Note 10. RECEIVABLES

Receivables include:

Dollars in Millions	March 31, 2010	December 31, 2009
Trade receivables	$2,060	$2,000
Less allowances	99	103

Net trade receivables	1,961	1,897
Alliance partners receivables	1,052	870
Income tax refund claims	129	103
Miscellaneous receivables	317	294

Receivables	$3,459	$3,164

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $756 million and $730 million at March 31, 2010 and December 31, 2009, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $111 million and $46 million for the three months ended March 31, 2010 and 2009, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 47% of total trade receivables at March 31, 2010 and December 31, 2009.

Note 11. INVENTORIES

Inventories include:

Dollars in Millions	March 31, 2010	December 31, 2009
Finished goods	$430	$580
Work in process	641	630
Raw and packaging materials	213	203

Inventories	$1,284	$1,413

Inventories expected to remain on-hand beyond one year were $234 million and $249 million at March 31, 2010 and December 31, 2009, respectively, and were included in non-current other assets. In addition, $108 million of these inventories (plus $77 million of additional purchase obligations) currently cannot be sold in the U.S. until the U.S. Food and Drug Administration (FDA) approves a manufacturing process change.

These amounts include capitalized costs related to production of products for programs in Phase III development subject to final U.S. Food and Drug Administration approval of $52 million and $49 million at March 31, 2010 and December 31, 2009, respectively. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	March 31, 2010	December 31, 2009
Land	$140	$142
Buildings	4,277	4,350
Machinery, equipment and fixtures	3,170	3,563
Construction in progress	787	840

Gross property, plant and equipment	8,374	8,895
Less accumulated depreciation	3,552	3,840

Property, plant and equipment	$4,822	$5,055

Note 13. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2009	2,205	226	$(10,566)	$2,757
Mead Johnson initial public offering	—	—	—	942
Employee stock compensation plans	—	(2)	56	(38)

Balance at March 31, 2009	2,205	224	$(10,510)	$3,661

Balance at January 1, 2010	2,205	491	$(17,364)	$3,768
Employee stock compensation plans	—	(6)	193	(92)

Balance at March 31, 2010	2,205	485	$(17,171)	$3,676

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	(42)	14	140	2	114

Balance at March 31, 2009	$(466)	$28	$(2,118)	$(49)	$(2,605)

Balance at January 1, 2010	$(343)	$(30)	$(2,158)	$(10)	$(2,541)
Other comprehensive income/(loss)	45	39	17	15	116

Balance at March 31, 2010	$(298)	$9	$(2,141)	$5	$(2,425)

The reconciliation of noncontrolling interest was as follows:

Dollars in Millions	2010	2009
Balance at January 1	$(58)	$(33)
Mead Johnson initial public offering	—	(160)
Net earnings attributable to noncontrolling interest	528	408
Other comprehensive income attributable to noncontrolling interest	—	3
Distributions	(486)	(426)

Balance at March 31	$(16)	$(208)

Noncontrolling interest is primarily related to the partnerships with sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $171 million and $127 million for three months ended March 31, 2010 and 2009, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships. Net earnings attributable to noncontrolling interest included in discontinued operations was $12 million in the first quarter of 2009.

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

Note 14. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2010	2009	2010	2009
Service cost — benefits earned during the period	$11	$59	$2	$1
Interest cost on projected benefit obligation	87	104	7	9
Expected return on plan assets	(113)	(126)	(6)	(5)
Amortization of prior service cost/(benefit)	—	3	(1)	(1)
Amortization of net actuarial loss	24	42	3	3

Net periodic benefit cost	9	82	5	7
Curtailments and special termination benefits	3	—	—	—

Total net periodic benefit cost	$12	$82	$5	$7

Continuing operations	$12	$79	$5	$6
Discontinued operations	—	3	—	1

Total net periodic benefit cost	$12	$82	$5	$7

Contributions to the U.S. pension plans are expected to approximate $330 million during 2010, of which $305 million was contributed in the three months ended March 31, 2010. Contributions to the international plans are expected to range from $85 million to $100 million in 2010, of which $20 million was contributed in the three months ended March 31, 2010.

In connection with the amendments of the U.S. Retirement Income Plan and several other plans, the crediting of future benefits relating to service was eliminated effective December 31, 2009. In addition, actuarial gains and losses are amortized over the expected weighted-average remaining lives of the participants (32 years). Net periodic benefit costs are reduced as a result of these changes. Pension settlement charges resulting in an acceleration of previously deferred actuarial losses might be required in future periods if lump sum payments for individual plans exceed the sum of the related plan's service cost and interest cost.

Certain enhancements were made to the defined contribution plans in the U.S. and Puerto Rico allowing for increased matching and additional Company contributions effective January 1, 2010. The expense attributed to these plans was $51 million and $13 million for the three months ended March 31, 2010 and 2009, respectively.

Note 15. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Stock options	$13	$18
Restricted stock	23	16
Long-term performance awards	11	9

Total stock-based compensation expense	$47	$43

Continuing operations	$47	$40
Discontinued operations	—	3

Total stock-based compensation expense	$47	$43

Deferred tax benefit related to stock-based compensation expense	$15	$13

In the first quarter of 2010, 3.0 million restricted stock units, 1.3 million market share units and 1.7 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the first quarter of 2010 was $24.62, $24.67 and $23.56, respectively.

Restricted stock units vest ratably over a four year period. Market share units vest ratably over a four year period based on share price performance. The fair value of market share units was estimated on the date of grant using a model applying multiple input variables that determine the probability of satisfying market conditions. Long-term performance share units are determined based on the achievement of annual performance goals, but are not vested until the end of the three year period.

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at March 31, 2010 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Long-Term Performance Awards
Unrecognized compensation cost	$71	$235	$49
Expected weighted-average period of compensation cost to be recognized	2.2 years	2.6 years	1.6 years

Note 16. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, receivables, accounts payable, debt instruments and derivatives. Due to their short term maturity, the carrying amount of receivables and accounts payable approximate fair value. For further information about cash, cash equivalents and marketable securities, see “—Note 9. Cash, Cash Equivalents and Marketable Securities.”

There is exposure to market risk due to changes in currency exchange rates and interest rates. As a result, certain derivative financial instruments are used when available on a cost-effective basis to hedge the underlying economic exposure. These instruments qualify as cash flow, net investment and fair value hedges upon meeting certain criteria, including effectiveness of offsetting hedged exposures. Changes in fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement. Derivative financial instruments are not used for trading purposes.

Foreign currency forward contracts are used to manage cash flow exposures. The primary net foreign currency exposures hedged are the euro, Japanese yen, Canadian dollar, British pound, Australian dollar and Mexican peso. Fixed-to-floating interest rate swaps are used as part of the interest rate risk management strategy. These swaps generally qualify for fair-value hedge accounting treatment. Certain net asset changes due to foreign exchange volatility are generally hedged through non-U.S. dollar borrowings which qualify as a net investment hedge.

Qualifying Hedges

Cash Flow Hedges

Foreign Currency Forward Contracts — Foreign currency forward contracts are utilized to hedge forecasted intercompany and other transactions for certain foreign currencies. These contracts are designated as foreign currency cash flow hedges when appropriate. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The net deferred gains on foreign currency forward contracts qualifying for cash flow hedge accounting are expected to be reclassified to earnings within the next two years.

Effectiveness is assessed at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. The impact of hedge ineffectiveness on earnings was not significant during the three months ended March 31, 2010. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Discontinued foreign currency forward hedges resulted in a pre-tax gain of $2 million during the three months ended March 31, 2010 which was recognized in other (income)/expense.

Interest Rate Contracts — Terminated swaps that qualify as cash flow hedges are recognized in accumulated OCI and amortized to earnings over the remaining life of the debt when the hedged debt remains outstanding.

The impact on OCI and earnings from derivative instruments qualifying as cash flow hedges was as follows:

	Three Months Ended March 31,
	Foreign Currency Forward Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
Net carrying amount at January 1	$(11)	$35	$(1)	$(2)	$(18)	$(19)	$(30)	$14
Cash flow hedges deferred in OCI	44	53	(2)	(2)	—	—	42	51
Cash flow hedges reclassified to cost of products sold/interest expense (effective portion)	15	(27)	—	—	—	—	15	(27)
Change in deferred taxes	(19)	(11)	1	1	—	—	(18)	(10)

Net carrying amount at March 31	$29	$50	$(2)	$(3)	$(18)	$(19)	$9	$28

Hedge of Net Investment

Non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and €500 Million Notes due 2021, ($1.3 billion total), are used to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as a hedge of a net investment.

The impact on OCI and earnings from non-derivative debt designated net investment hedges was as follows:

	Three Months Ended March 31,
	Net Investment Hedges
Dollars in Millions	2010	2009
Net carrying amount at January 1	$(169)	$(131)
Change in spot value of non-derivative debt designated as a hedge	112	38
Gain recognized in other (income)/expense, net (overhedged portion)	(33)	(5)

Net carrying amount at March 31	$(90)	$(98)

Fair Value Hedges

Interest Rate Contracts — Derivative instruments are used as part of an interest rate risk management strategy, principally fixed-to-floating interest rate swaps that are designated as fair-value hedges.

The swaps and underlying debt for the benchmark risk being hedged are recorded at fair value. Swaps are intended to create an appropriate balance of fixed and floating rate debt. The basis adjustment to debt with qualifying fair value hedging relationships is amortized to earnings as an adjustment to interest expense over the remaining life of the debt when the underlying swap is terminated prior to maturity.

In January 2010, fixed-to-floating interest rate swaps were executed to convert $332 million of the 6.80% Debentures due 2026 and $147 million of the 7.15% Debentures due 2023 from fixed rate debt to variable rate debt. These swaps qualified as a fair value hedge for each debt instrument.

The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Recognized in interest expense	$(39)	$(24)
Amortization of basis adjustment from swap terminations recognized in interest expense	(7)	(5)

Total	$(46)	$(29)

The impact on long-term debt from interest rate swaps that qualify as fair value hedges and other items were as follows:

Dollars in Millions	March 31, 2010	December 31, 2009
Principal value	$5,509	$5,622
Adjustments to Principal Value:
Fair value of interest rate swaps	231	160
Unamortized basis adjustment from swap terminations	370	377
Unamortized bond discounts	(29)	(29)

Total	$6,081	$6,130

Total interest expense amounted to $33 million and $52 million for the three months ended March 31, 2010 and 2009, respectively.

Non-Qualifying Foreign Exchange Contracts

Foreign currency forward contracts are used to offset exposure to foreign currency-denominated monetary assets, liabilities and earnings. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets, liabilities and earnings from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur, and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset, liability or earnings.

In the first quarter of 2010, foreign currency forward contracts were used to hedge anticipated earnings denominated in Australian and Canadian dollars throughout 2010. These contracts are not designated as qualifying hedges, and therefore, gains or losses on these derivatives will be recognized in earnings in other (income)/expense as they occur.

The effect of non-qualifying hedges was not significant for the three months ended March 31, 2010 and 2009.

The following table summarizes the fair value of outstanding derivatives:

		March 31, 2010		December 31, 2009			March 31, 2010		December 31, 2009
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$4,098	$231	$3,134	$165	Accrued expenses	$—	$—	$597	$(5)
Foreign currency forward contracts	Other assets	1,056	63	780	21	Accrued expenses	272	(17)	731	(31)
Hedge of net investments		—	—	—	—	Long-term debt	938	(938)	1,256	(1,256)
Natural gas contracts		—	—	—	—	Accrued expenses	*	(3)	*	(1)

Subtotal		5,154	294	3,914	186		1,210	(958)	2,584	(1,293)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other assets	—	—	—	—	Accrued expenses	155	(3)	—	—

Total Derivatives		$5,154	$294	$3,914	$186		$1,365	$(961)	$2,584	$(1,293)

*	The notional value of natural gas contracts was 2 million decatherms at March 31, 2010 and December 31, 2009.

The derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated by using banks worldwide with Standard & Poor's and Moody's long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Currently, collateral or any other form of securitization is not required to be furnished by the counterparties to derivative financial instruments.

For a discussion on the fair value of financial instruments, see “—Note 8. Fair Value Measurement.”

Note 17. LEGAL PROCEEDINGS AND CONTINGENCIES

Various lawsuits, claims, government investigations and other legal proceedings are pending involving the Company and certain of its subsidiaries. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, commercial, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. The most significant of these matters are described below.

Although the Company believes it has substantial defenses in these matters, there can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, government investigations or other legal proceedings will not be material.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case has been remanded to the District Court for further proceedings relating to damages. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision. In November 2009, the U.S. Supreme Court denied the petition, declining to review the Circuit Court’s decision. In December 2009, the Company filed a motion in the District Court for summary judgment on damages, and in January 2010, Apotex filed a motion seeking a stay of the ongoing damages proceedings pending the outcome of the reexamination of the PLAVIX* patent by the U.S. Patent and Trademark Office (PTO) described below. In April 2010, the District Court denied Apotex’s motion to stay the proceedings. The Company’s summary judgment motion remains pending.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with sanofi is also a plaintiff in five additional patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. In May 2009, Dr Reddy’s signed a consent judgment in favor of sanofi and BMS conceding the validity and infringement of the ‘265 Patent. As previously reported, the patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva each filed an appeal. In July 2009, the Circuit Court issued a mandate in the Teva appeal binding Teva to the decision in the Apotex litigation. In August 2009, Cobalt consented to entry of judgment in its appeal agreeing to be bound by Circuit Court’s decision in the Apotex litigation. The lawsuit against Watson, filed in October 2004, was based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the Court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. On May 1, 2009, BMS and Watson entered into a stipulation to dismiss the case. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent at the PTO. The PTO granted this request in July of 2007 and in July 2009, the PTO vacated the reexamination proceeding. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 Patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and, with respect to Dr. Reddy’s, Teva, Cobalt and Watson all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

On June 1, 2009, Apotex filed a request for ex parte reexamination of the ‘265 Patent at the PTO and in August 2009, the PTO agreed to reexamine the patent. In December 2009, the PTO issued a non-final office action rejecting several claims covering PLAVIX* including the claim that was previously upheld in the litigation against Apotex referred to above. Sanofi responded to the office action in February 2010. In March 2010, the PTO issued a notice of intent to issue an ex parte Reexamination Certificate withdrawing the rejections in the non-final office action and confirming patentability of all the claims of the ‘265 Patent. In April 2010, Apotex filed a petition requesting the PTO delay the issuance of the Reexamination Certificate and filed a second request for ex parte reexamination of the ‘265 Patent.

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

PLAVIX* Litigation – International

PLAVIX* – Australia

As previously disclosed, sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex, has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia seeking revocation of sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Australian court granted sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Federal Court of Australia held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and sanofi’s request to hear the appeal of the Full Court decision. The case has been remanded to the Federal Court for further proceedings related to damages. It is expected the amount of damages will not be material to the Company.

PLAVIX* – EU

As previously disclosed, in 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by sanofi and BMS for PLAVIX* and were still the subject of data protection in the EU. Sanofi and BMS have filed an action against YES Pharmaceutical and its partners in the administrative court in Cologne objecting to the mandatory authorization. This matter is currently pending.

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

It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company. If, however, a generic company were to launch "at risk" or if Otsuka were not to prevail in these lawsuits, generic competition would likely result in substantial decreases in the sales of ABILIFY* in the U.S., which would have a material adverse effect on the results of operations and cash flows and could be material to financial condition.

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book listed patents for ATRIPLA*. ATRIPLA* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is now challenging eight additional Orange Book listed patents for ATRIPLA*. In March 2010, the Company and Merck, Sharp & Dohme Corp. filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book listed patents for ATRIPLA*. At this time, the Company's patent rights covering efavirenz composition of matter and method of use have not been challenged.

It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

REYATAZ

In October 2009, Teva filed an aNDA to manufacture and market a generic version of REYATAZ. The Company received a Paragraph IV certification letter from Teva challenging the two Orange Book listed patents for REYATAZ. In December 2009, the Company and Novartis Pharmaceutical Corporation (Novartis) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement of the two listed patents covering REYATAZ, which triggered an automatic 30-month stay of approval of Teva’s aNDA. In February and March 2010, the Company received notices that Teva amended its aNDA seeking approval of generic versions of additional capsule dosage forms of REYATAZ. In March and April 2010, the Company and Novartis filed patent infringement lawsuits in the Delaware District Court against Teva for infringement of the two Orange Book listed patents for REYATAZ. The patent infringement action filed in March 2010 has been consolidated with the lawsuit filed by the Company and Novartis in December 2009.

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

ANTITRUST LITIGATION

As previously disclosed, 18 lawsuits comprised of both individual suits and purported class actions have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits allege, among other things, that the purported settlement with Apotex of the patent infringement litigation violated the Sherman Act and related laws. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The putative class actions filed on behalf of direct purchasers have been consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the putative class actions filed on behalf of indirect purchasers have been consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints were filed on October 19, 2007. Defendants filed a consolidated motion to dismiss in December 2007. In March 2010, the District Court granted the defendants’ motion to dismiss with respect to all the direct purchaser claims. The motion to dismiss with respect to the indirect purchasers claims remains pending. In April 2010, the direct purchaser plaintiffs filed a motion for reconsideration with the District Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

ABILIFY* State Attorneys General Investigation

In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition investigating whether certain ABILIFY* marketing practices violated those states’ consumer protection statutes. It is not possible at this time to reasonably assess the outcome of this investigation or its potential impact on the Company.

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

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program, alleging that manufacturers did not provide proper discounts to covered entities. Discovery in this matter is ongoing. In May 2009, the U.S. District Court for the Northern District of California denied plaintiff’s motion, without prejudice, to certify the class.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $67 million at March 31, 2010, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties, which are not currently expected).

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

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted initial interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties have moved to a binding allocation process. The parties expect a resolution later in 2010. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. Although per the mediation agreement the BOE and Township have agreed to forbear from asserting claims against the Company, it remains to be seen whether any of the defendants in these new suits will seek to implead the Company.

OTHER PROCEEDINGS

SEC Germany Investigation

As previously disclosed, in October 2004, the SEC notified the Company that it was conducting an informal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. In October 2006, the SEC informed the Company that its inquiry had become formal. The SEC’s inquiry encompasses matters formerly under investigation by the German prosecutor in Munich, Germany, which have since been resolved. The Company understands the inquiry concerns potential violations of the Foreign Corrupt Practices Act. The Company is cooperating with the SEC.

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey, Mercer County (NJ Superior Court) a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the Actions upon the terms set forth in the MOU. The proposed settlement has been filed with the NJ Superior Court and remains subject to approval by the court.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global biopharmaceutical company, consisting of global pharmaceutical/biotechnology and international consumer medicines businesses, whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We license, manufacture, market, distribute and sell pharmaceutical products on a global basis.

We completed the split-off of the Mead Johnson Nutritional Company (Mead Johnson) in December 2009 in which we exchanged all of our shares of Mead Johnson for 269 million outstanding shares of our common stock. As such, the results of the Mead Johnson business for the three months ended March 31, 2009 are now included in net earnings from discontinued operations. We continued to execute our string-of-pearls strategy in the first quarter of 2010 with the restructuring of our commercialization agreement with Eli Lilly and Company (Lilly) and our global agreement for the development and commercialization of AGN-209323 with Allergan, Inc. (Allergan).

Healthcare Reform

The Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill were signed into law during March 2010. The new legislation makes extensive changes to the current system of healthcare insurance and benefits intended to broaden coverage and reduce costs. These bills significantly change how Americans receive healthcare coverage and how they pay for it. They also have a significant impact on companies, in particular those companies in the pharmaceutical industry and other healthcare related industries, including BMS.

We will experience additional financial costs and certain other changes to our business as the new healthcare law is implemented. The following are the most significant changes that will affect our Company:

•

Retroactive to January 1, 2010, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent. In addition, Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans beginning in March 2010.

•

Beginning later in 2010, we will extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Services Act.

•	Beginning in 2011, we will provide a 50 percent discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “Donut Hole.”

•

Beginning in 2011, we will pay an annual non-tax deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TriCare. This fee is expected to be classified either as a reduction to net sales or as an operating expense pending further guidance from authoritative bodies.

The new healthcare law also provides clarity about the process for approval of generic biologic products in the U.S. Our biologic products will receive 12 years of market exclusivity, with a potential six-month pediatric extension, before a generic company can enter the market. After we have marketed a biologic product for 4 years, a generic manufacturer may challenge one or more of the patents for that product.

During the first quarter of 2010, higher rebates to Medicaid and Medicaid managed care plans reduced our net sales by $49 million and pre-tax income by $42 million. Quarterly rebates are expected to increase substantially throughout 2010 as a result of additional discounts for the Medicaid managed care plans and 340B program. With the addition of the new Medicare Part D “Donut Hole” discounts and annual pharmaceutical company fee in 2011, we expect the negative impact of healthcare reform in 2011 to be approximately twice the impact expected in 2010. The aggregate financial impact of healthcare reform over the next few years depends on a number of factors, including but not limited to pending implementation guidance, potential changes in sales volume eligible for the new rebates, discounts or fees, and the impact of cost sharing arrangements with certain alliance partners. A positive impact on our net sales from the expected increase in the number of people with healthcare coverage could potentially occur in the future, but not until 2014 at the earliest.

During the first quarter of 2010, we also recognized a tax charge of $21 million due to the elimination of the tax deductibility of a portion of our retiree healthcare costs.

Strategy

We have transformed our Company into a next-generation biopharmaceutical company with a focus on establishing a solid foundation for future growth, maximizing our operational leverage and maintaining our financial strength with a strong balance sheet.

We maintain a portfolio of key medicines focused on helping patients prevail over serious diseases. Our strategy is to optimize our established brands (e.g., PLAVIX*, ABILIFY*, AVAPRO*/AVALIDE*, REYATAZ); maximize our recently launched products (e.g., BARACLUDE, ORENCIA, SPRYCEL, ATRIPLA*, IXEMPRA, ONGLYZA) to offset future loss of patent exclusivity of established brands; and continue to advance our late-stage pipeline as a vehicle for future growth (e.g., ipilimumab, belatacept, dapagliflozin, apixaban, brivanib). We are also focusing on emerging markets with the intent of developing and commercializing innovative products in key high-growth markets tailoring the approach to each market.

We continue to execute our productivity transformation initiative (PTI) to enhance efficiency, effectiveness and competitiveness. This includes the continued optimization of our mature brands business and reduction of our global manufacturing facilities resulting in a more focused and efficient supply-chain model. We expect to meet our PTI targets and are implementing a culture of continuous improvement.

We focus on maintaining and improving our financial strength to support growth by reducing our working capital and capital expenditures through internal initiatives and capital resource allocations to continue our string-of-pearls strategy and enable strategic transactions, which could range from collaboration and license agreements to the acquisition of companies. In the first quarter of 2010, we entered into a collaboration agreement with Allergan in March 2010 and restructured our collaboration with Lilly in January 2010.

Financial Highlights

The following table is a summary of operating activity:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2010	2009
Net Sales	$4,807	$4,322

BioPharmaceuticals Segment Income	1,233	1,070

Net Earnings from Continuing Operations Attributable to BMS	743	649
Net Loss from Discontinued Operations Attributable to BMS	—	(11)
Net Earnings Attributable to BMS	743	638

Diluted Earnings Per Share from Continuing Operations Attributable to BMS	0.43	0.33
Non-GAAP Diluted Earnings Per Share from Continuing Operations Attributable to BMS	0.56	0.42

Cash, Cash Equivalents and Marketable Securities	9,773	9,104

Net Sales

Net sales increased 11%, including a 3% favorable foreign exchange impact. U.S. net sales increased 11% to $3.1 billion. International net sales increased 11%, including an 8% favorable foreign exchange impact, to $1.7 billion.

•	Sales growth was led by continued increases in PLAVIX* (clopidogrel bisulfate) of 18% in the U.S. and 16% worldwide.

•	The virology portfolio continued to demonstrate worldwide strong sales growth, led by BARACLUDE (entecavir) of 42%, REYATAZ (atazanavir sulfate) of 16%, and the SUSTIVA (efavirenz) Franchise of 15%.

•	Worldwide growth of ORENCIA (abatacept) was 36% and SPRYCEL (dasatinib) was 49%.

•	Worldwide growth of ABILIFY* (aripiprazole) was 5% despite the reduction in our contractual share of revenues from 65% to 58% in the U.S.

•	ERBITUX* (cetuximab) net sales increased 1%.

•	ONGLYZA (saxagliptin) has been submitted to regulatory authorities in more than 55 countries, approved in 38 and launched in 17 countries. Net sales were $10 million worldwide.

•	Healthcare reform had a 1% negative effect on net sales in the first quarter of 2010.

BioPharmaceuticals Segment Income

The increase in BioPharmaceuticals segment income is attributed to:

•	Increased net sales of certain key products noted above.

•	Reduced spending within advertising and product promotion on certain key products to coincide with the products life cycle.

Partially offset by:

•	Increased investments within our research and development pipeline, excluding the impact of upfront licensing and milestone payments.

•	Reduced equity in net income of affiliates due to decreases in international PLAVIX* net sales from generic competition.

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company

The increase is attributed to:

•	Improved BioPharmaceuticals segment operating performance.

Partially offset by:

•	Unfavorable impact of specified items in 2010 — current quarter includes the impairment charge on a manufacturing operation in Latina, Italy.

•

Increase in effective tax rate — current quarter tax rate includes impact of write-down of deferred tax assets attributed to Medicare Part D subsidy which is no longer deductible for tax purposes beginning in 2013.

Net Earnings from Discontinued Operations Attributable to Bristol-Myers Squibb Company

In 2009, we completed the split-off of Mead Johnson. The results of the Mead Johnson business for the first quarter of 2009 are included in discontinued operations.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share (EPS) from continuing operations increased 30% due to improved operating results driven by the activities discussed above as well as the reduction in the outstanding number of shares by 269 million from the Mead Johnson split-off described above.

Our non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items. Our non-GAAP diluted EPS from continuing operations increased 33% after adjusting for specified items of $224 million and $180 million during the three months ended March 31, 2010 and 2009, respectively. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures, see “—Specified Items” and “—Non-GAAP Financial Measures” below.

Cash, Cash Equivalents and Marketable Securities

Cash flows from operating activities amounted to $464 million during the three months ended March 31, 2010. Primary nonoperating uses of cash, cash equivalents and marketable securities included dividend payments of $551 million and capital expenditures of $129 million.

Product and Pipeline Developments

PLAVIX*

•

In March 2010, the Company and sanofi-aventis (sanofi) announced revisions to the U.S. prescribing information for PLAVIX*, which include a boxed warning. The boxed warning concerns the diminished effectiveness of PLAVIX* in patients who have a genetic variation leading to reduced formation of the active metabolite. These patients, who are designated as poor metabolizers, represent, according to prescribing information, approximately 2% of whites, 4% of blacks and 14% of Chinese. The percentage of poor metabolizers is estimated to be approximately 3% of the population, based on published studies. These revisions are in addition to the updates to the PLAVIX* label reported in November 2009 with warnings about the use of PRILOSEC* (omeprazole) and certain other drugs that could interfere with PLAVIX* by reducing its effectiveness.

•

In March 2010, the Company and sanofi announced the approval by the European Commission of the dual antiplatelet combination tablet DUOPLAVIN*/DUOCOVER* (clopidogrel 75 mg and acetylsalicylic acid 100mg or 75 mg), which is indicated for the prevention of atherothrombotic events in adult patients already taking both clopidogrel and acetylsalicylic acid (ASA).

ONGLYZA

•

In March 2010, the Company and AstraZeneca PLC (AstraZeneca) announced that the U.S. Food and Drug Administration (FDA) has accepted for review a New Drug Application (NDA) for an investigational fixed dose combination of ONGLYZA and metformin HCL extended-release tablets as a once-daily treatment for type 2 diabetes mellitus in adults. The NDA, which was submitted to the FDA in December 2009, is based on bioequivalence data and data from the ONGLYZA Phase III clinical trial program which included studies for the coadministration of ONGLYZA and immediate release metformin, as an adjunct to diet and exercise, in adult patients with type 2 diabetes inadequately controlled on metformin alone and in treatment-naive adult patients. The Prescription Drug User Fee Act (PDUFA) date—the date by which a decision from the U.S. Food and Drug Administration (FDA) is expected—for combination therapy is October 29, 2010.

•

In March 2010, the Company and AstraZeneca announced the commencement of the “Saxagliptin Assessment of Vascular Outcomes Recorded in Patients with Diabetes Mellitus” trial (SAVOR-TIMI 53), a multicenter, randomized, double-blind, placebo-controlled Phase IV study, to evaluate treatment with ONGLYZA in adult type 2 diabetes patients with cardiovascular risk factors. The five year study will follow approximately 12,000 patients with type 2 diabetes, who have either a history of previous cardiovascular events or multiple risk factors for vascular disease, and includes patients with renal impairment.

ORENCIA

•

In January 2010, the European Commission approved ORENCIA in combination with methotrexate for the treatment of moderate to severe active polyarticular juvenile idiopathic arthritis in pediatric patients six years of age and older who have had an insufficient response to other disease-modifying anti-rheumatic drugs, including at least one TNF inhibitor.

Apixaban

•

In March 2010, results from the ADVANCE-2 study were published in The Lancet. Results, which were presented in July, 2009, showed that apixaban, an oral anticoagulant, was statistically superior to 40 mg once daily enoxaparin in reducing the incidence of venous thromboembolism in patients undergoing elective total knee replacement surgery, according to ADVANCE-2 study results. The study results also showed numerically lower rates of major and clinically relevant non-major bleeding in patients treated with apixaban compared to those treated with enoxaparin. These latter results did not meet statistical significance.

•

In March 2010, the apixaban Marketing Authorization Application (MAA) for the prevention of venous thromboembolic (VTE) events in adult patients who have undergone elective hip or knee replacement was validated by the European Medicines Agency (EMA).

AGN-209323

•

In March 2010, the Company announced a global collaboration agreement with Allergan for the development and commercialization of AGN-209323, a Phase II-ready, orally administered small molecule in clinical development for neuropathic pain.

Belatacept

•

In March 2010, the FDA’s Cardiovascular and Renal Drugs Advisory Committee voted 13 to 5 to recommend approval of belatacept, a selective co-simulation blocker for the prophylaxis of acute rejection in de novo kidney transplant patients. The biologic license application for belatacept was accepted for filing and review by the FDA in September 2009 for an indication of prophylaxis of organ rejection and preservation of a functioning allograft in adult patients receiving renal transplants with use in combination with an interleukin-2 (IL-2) receptor antagonist, a mycophenolic acid (MPA), and corticosteroids. The FDA is not bound by the recommendations of its Advisory Committee, but takes its advice into consideration when reviewing new drug applications. The PDUFA date for belatacept is May 1, 2010.

•	In February 2010, the belatacept MAA for the treatment of prophylaxis of organ rejection in kidney transplant patients was validated by the EMA.

BMS-790052

•

In April 2010, week 12 data from a Phase IIa study of BMS-790052, an NS5A inhibitor under investigation for the treatment of Hepatitis C virus (HCV), were presented at the European Association for the Study of the Liver (EASL). The data show that once-daily dosing of the NS5A inhibitor plus peginterferon-alpha-2a and ribavirin produces high rates of extended rapid virologic response in treatment-naive HCV-genotype 1 subjects, compared to peginterferon-alpha-2a and ribavirin alone. The rate of adverse events was comparable across BMS-790052 dosing arms and placebo.

Three Months Results of Operations

Our results of continuing operations exclude the results related to the Mead Johnson business prior to its split-off in December 2009. This business has been segregated from continuing operations and included in discontinued operations for the three months ended March 31, 2009, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009	% Change
Net Sales	$4,807	$4,322	11%
Earnings from Continuing Operations before Income Taxes	$1,452	$1,195	22%
% of net sales	30.2%	27.6%
Provision for Income Taxes	$351	$275	28%
Effective tax rate	24.2%	23.0%
Net Earnings from Continuing Operations	$1,101	$920	20%
% of net sales	22.9%	21.3%
Attributable to Noncontrolling Interest	$358	$271	32%
% of net sales	7.4%	6.3%
Attributable to Bristol-Myers Squibb Company	$743	$649	14%
% of net sales	15.5%	15.0%

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended March 31,			2010 vs. 2009
	Net Sales			Analysis of % Change
Dollars in Millions	2010	2009	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,099	$2,784	11%	5%	6%	—
Non-U.S.	1,708	1,538	11%	3%	—	8%

Total	$4,807	$4,322	11%	4%	4%	3%

Most of the key U.S. products contributed to the growth in net sales. PLAVIX* represented 49% of total U.S. net sales and contributed 75% of total growth in U.S. net sales.

International net sales increased 11%, including an 8% favorable foreign exchange impact, due to a weakening U.S. dollar against many foreign currencies when compared to the previous period. International net sales increased due to growth in various key products, including BARACLUDE, the HIV portfolio (which includes REYATAZ and the SUSTIVA Franchise), ABILIFY*, SPRYCEL, and ORENCIA, which more than offset decreases in PLAVIX* and mature brands. PLAVIX* international net sales were down 3%, including an 11% favorable foreign exchange impact. PLAVIX* international net sales decreased due to generic competition in comarketing countries. Our reported international net sales do not include copromotion sales reported by our alliance partner sanofi for PLAVIX* and AVAPRO*/AVALIDE*.

In general, our business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within “—Estimated End-User Demand” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of our key pharmaceuticals and new products. The U.S. and non-U.S. net sales are categorized based upon the location of the customer.

We recognize revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Gross Sales	$5,285	$4,739
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(136)	(116)
Cash Discounts	(66)	(60)
Managed Healthcare Rebates and Other Contract Discounts	(115)	(100)
Medicaid Rebates	(96)	(63)
Sales Returns	1	(25)
Other Adjustments	(66)	(53)

Total Gross-to-Net Sales Adjustments	(478)	(417)

Net Sales	$4,807	$4,322

Gross-to-net sales adjustments as a percentage of gross sales were 9.0% in 2010 and 8.8% in 2009. Goss-to-net sales adjustments are primarily a function of gross sales and are typically correlated with current sales trends, changes in sales mix and contractual and legislative discount rates.

The enactment of healthcare reform in March 2010 impacted the Medicaid rebates adjustment for the three months ended March 31, 2010 due to the increase in the minimum Medicaid rebate on drug sales from 15.1% to 23.1% retroactive to January 1, 2010 and the extension of the above rebate increase on drugs sold to risk-based Medicaid managed care organizations. Expected future increases to gross-to-net sales adjustments related to healthcare reform are further discussed in “—Executive Summary—Healthcare Reform” above.

Prime vendor charge-backs and managed healthcare rebates and other contract discounts increased primarily due to higher average PLAVIX* selling prices and increased sales. Sales returns decreased primarily due to reduced provisions for products including LYSODREN, PRAVACHOL, COUMADIN, REYATAZ and ORENCIA based upon a reduction in historical returns for such products.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2010	$42	$26	$199	$166	$169	$88	$690
Provision related to sales made in current period	137	66	115	100	16	67	501
Provision related to sales made in prior periods	(1)	—	—	(4)	(17)	(1)	(23)
Returns and payments	(137)	(65)	(109)	(54)	(20)	(50)	(435)
Impact of foreign currency translation	—	—	—	—	(1)	(4)	(5)

Balance at March 31, 2010	$41	$27	$205	$208	$147	$100	$728

Net sales of key products represent 84% and 81% of total net sales in the first quarter of 2010 and 2009, respectively. The following table details U.S. and international net sales by key products, the percentage change from the prior period, and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended March 31,
Dollars in Millions	2010	2009	% Change	% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$1,531	$1,296	18%	—
Non-U.S.	135	139	(3)%	11%
Total	1,666	1,435	16%	1%
AVAPRO*/AVALIDE*
U.S.	186	173	8%	—
Non-U.S.	128	129	(1)%	13%
Total	314	302	4%	5%
Virology
REYATAZ
U.S.	186	176	6%	—
Non-U.S.	187	146	28%	9%
Total	373	322	16%	4%
SUSTIVA Franchise (total revenue)
U.S.	214	190	13%	—
Non-U.S.	121	102	19%	8%
Total	335	292	15%	3%
BARACLUDE
U.S.	42	36	17%	—
Non-U.S.	174	116	50%	9%
Total	216	152	42%	7%
Oncology
ERBITUX*
U.S.	163	162	1%	—
Non-U.S.	3	2	50%	9%
Total	166	164	1%	—
SPRYCEL
U.S.	38	30	27%	—
Non-U.S.	93	58	60%	14%
Total	131	88	49%	9%
IXEMPRA
U.S.	25	22	14%	—
Non-U.S.	4	2	100%	3%
Total	29	24	21%	—
Neuroscience
ABILIFY*
U.S.	470	481	(2)%	—
Non-U.S.	147	108	36%	10%
Total	617	589	5%	2%
Immunoscience
ORENCIA
U.S.	126	99	27%	—
Non-U.S.	43	25	72%	14%
Total	169	124	36%	3%
Metabolics
ONGLYZA
U.S.	6	—	N/A	N/A
Non-U.S.	4	—	N/A	N/A
Total	10	—	N/A	N/A

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with sanofi

•	U.S. net sales increased primarily due to higher average net selling prices and increased demand. Estimated total U.S. prescription demand increased 2%.

•

International net sales continue to be negatively impacted by the launch of generic clopidogrel products in comarketing countries. The impact was partially offset by favorable foreign exchange. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•	U.S. net sales increased primarily due to higher average net selling prices partially offset by a 14% decrease in estimated total U.S. prescription demand.

•	International net sales decreased primarily due to decreased prescription demand offset by higher average selling prices and favorable foreign exchange.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales increased primarily due to higher average net selling prices and higher estimated total U.S. prescription demand of 7%.

•	International net sales increased primarily due to higher demand across most international markets.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased primarily due to higher demand as well as higher average net selling prices. Estimated total U.S. prescription demand increased 10%.

•	International net sales increased primarily due to continued demand in the EU.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued strong demand in both international and U.S. markets.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly

•

Sold by us almost exclusively in the U.S., net sales remained flat primarily due to the continued impact of retrospective subset analyses of clinical trial results released in 2008. Under these analyses, a treatment benefit was not shown for ERBITUX* in patients whose tumors had certain types of genetic K-ras mutations.

SPRYCEL — an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), which is part of our strategic alliance with Otsuka

•	U.S. net sales increased primarily due to increased demand and higher average net selling prices. Estimated total U.S. demand increased 7%.

•	International net sales increased primarily due to higher demand.

IXEMPRA — a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer and is part of our strategic alliance with Otsuka

•	Worldwide net sales increased primarily due to demand.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales decreased primarily due to the reduction in our contractual share of net sales recognized from 65% to 58%, increased Medicaid rebates from healthcare reform and $16 million of amortization of the $400 million extension payment. The decrease was partially offset by increased overall demand and higher average net selling prices. Estimated total U.S. prescription demand increased 9%.

•	International net sales increased primarily due to increased prescription demand and a favorable foreign exchange impact.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	Worldwide net sales increased primarily due to increases in demand.

ONGLYZA — a once-daily oral tablet for the treatment of type 2 diabetes

•	ONGLYZA has been submitted to regulatory authorities in more than 55 countries, approved in 38 and launched in 17 countries including the U.S., Germany, the UK, Canada and Mexico.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, federal facilities including VA hospitals, and long-term care, among others. The data is provided by Wolters Kluwer Health (WK), except for SPRYCEL, and based on the Source Prescription Audit which is a product of WK's own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

The change in SPRYCEL demand is calculated based upon tablets sold though retail and mail order channels based upon data obtained from the IMS Health (IMS) National Sales Perspectives Audit, which is a product of IMS’s own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

We continuously seek to improve the quality of our estimates of prescription change amounts and ultimate patient/consumer demand by reviewing the calculation methodologies employed, and analyzing internal and third-party data. We expect to continue to review and refine our methodologies and processes for calculation of these estimates and will monitor the quality of our own and third parties’ data used in such calculations.

We calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a higher average volume of product supplied per dispensed prescription, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor that approximates three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand, with respect to the retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

The following table sets forth for each of our key products sold by the U.S. for the three months ended March 31, 2010 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

			Three Months Ended March 31,				At March 31,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
	2010	2009	2010	2009	2010	2009	2010	2009
Dollars in Millions
PLAVIX*	$1,531	$1,296	18%	14%	2%	4%	0.4	0.4
AVAPRO*/AVALIDE*	186	173	8%	(1)%	(14)%	(9)%	0.4	0.4
REYATAZ	186	176	6%	10%	7%	7%	0.4	0.5
SUSTIVA Franchise (a)	214	190	13%	9%	10%	9%	0.4	0.5
BARACLUDE	42	36	17%	24%	12%	19%	0.5	0.6
ERBITUX*(b)	163	162	1%	(12)%	N/A	N/A	0.4	0.4
SPRYCEL	38	30	27%	50%	7%	12%	0.7	0.7
IXEMPRA(b)	25	22	14%	(12)%	N/A	N/A	0.5	0.6
ABILIFY*	470	481	(2)%	38%	9%	31%	0.3	0.4
ORENCIA(b)	126	99	27%	36%	N/A	N/A	0.4	0.4
ONGLYZA(c)	6	—	—	—	N/A	N/A	0.5	—

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described in our 2009 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. The following are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2009:

At December 31, 2009, VIDEX/VIDEX EC, an antiviral product, had approximately 1.3 months of inventory on hand internationally at direct customers compared to approximately 1.1 months of inventory on hand at September 30, 2009. The level of inventory on hand was primarily due to government purchasing patterns in Brazil and Mexico.

At December 31, 2009, FERVEX, a cold and flu product had approximately 3.9 months of inventory on hand internationally at direct customers compared to approximately 1.7 months of inventory on hand at September 30, 2009. The increased level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France and the initial stocking of a new distributor in Russia.

In the U.S., for all products sold exclusively through wholesalers or through distributors, we determined our months on hand estimates using information with respect to inventory levels of product on hand and the amount of out-movement of products provided by our three largest wholesalers, which account for approximately 90% of total gross sales of U.S. products, and provided by some of our distributors. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their record keeping processes.

For products in the U.S. that are not sold exclusively through wholesalers or distributors and for our business outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2010 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are in the U.S., France, Canada, Italy, Spain, Japan, Germany, China and the United Kingdom. Our net sales by geographic areas, based on the location of the customer, were as follows:

	Three Months Ended March 31,
	Net Sales			% of Total Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
United States	$3,099	$2,784	11%	64%	65%
Europe, Middle East and Africa	1,023	953	7%	21%	22%
Other Western Hemisphere	361	275	31%	8%	6%
Pacific	324	310	5%	7%	7%

Total	$4,807	$4,322	11%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—Net Sales” above.

Net sales in Europe, Middle East and Africa increased primarily due to a 6% favorable foreign exchange impact in addition to increased sales of ABILIFY*, the HIV portfolio, SPRYCEL, BARACLUDE and ORENCIA, partially offset by decreases in net sales of certain mature brands and increased generic competition for PLAVIX*.

Net sales in the Other Western Hemisphere countries increased primarily due to a 16% favorable foreign exchange impact in addition to increased sales of the HIV portfolio, SPRYCEL and ABILIFY*, partially offset by decreased net sales of certain mature brands.

Net sales in the Pacific region were impacted by an 8% favorable foreign exchange impact. Excluding the impact of foreign exchange, increased sales of BARACLUDE and SPRYCEL were more than offset by decreased net sales of PLAVIX* and TAXOL attributed to increasing generic competition as well as decreased net sales of certain mature brands.

No single country outside the U.S. contributed more than 10% of our total net sales during the quarters ended March 31, 2010 and 2009. The combined net sales in emerging markets, which includes Brazil, Russia, India, China and Turkey, approximated 4% during the quarters ended March 31, 2010 and 2009.

Expenses

	Three Months Ended March 31,
	Expenses			% of Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
Cost of products sold	$1,306	$1,165	12%	27.2%	27.0%
Marketing, selling and administrative	900	901	—	18.7%	20.8%
Advertising and product promotion	212	248	(15)%	4.4%	5.7%
Research and development	910	908	—	18.9%	21.0%
Provision for restructuring	11	19	(42)%	0.2%	0.4%
Litigation expense	—	104	(100)%	—	2.4%
Equity in net income of affiliates	(97)	(146)	(34)%	(2.0)%	(3.3)%
Other (income)/expense	113	(72)	**	2.4%	(1.6)%

Total Expenses	$3,355	$3,127	7%	69.8%	72.4%

**	Change in excess of 200%.

Cost of products sold

Cost of products sold as a percentage of net sales was negatively impacted by an unfavorable foreign exchange impact, the reduction in our share of ABILIFY* sales related to the extended commercialization and manufacturing agreement for ABILIFY*, and the collaboration fee paid to Otsuka related to the SPRYCEL and IXEMPRA Oncology collaboration beginning in 2010. These negative impacts were partially offset by favorable product mix, higher average selling prices, reduced manufacturing costs when compared to the prior period and realized manufacturing efficiencies from PTI initiatives.

Beginning in the first quarter of 2010, our portion of ABILIFY*’s U.S. net sales recognized decreased from 65% to 58%. In addition, we began to pay a collaboration fee to Otsuka, which amounted to $30 million for the three months ended March 31, 2010, relating to the oncology collaboration for SPRYCEL and IXEMPRA. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion.

Marketing, selling and administrative

Spending remained relatively flat as Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA operating expenses, which began on January 1, 2010, and the reduction in our ABILIFY* sales force, as Otsuka established its own sales force for the promotion of the above products, offset increased spending for the ONGLYZA launch and other pipeline products and an unfavorable 3% foreign exchange impact. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion.

Advertising and product promotion

The decrease is attributed to reduced spending on promotion of certain key products to coincide with the product life cycle and Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA advertising and product promotion expenses partially offset by increased spending for the ONGLYZA launch and other pipeline products and an unfavorable 2% foreign exchange impact.

Research and development

Spending remained relatively flat as increases to support our pipeline and recently acquired pearls and unfavorable foreign exchange were offset by decreased upfront licensing and milestone payments. Upfront licensing and milestone payments were $55 million during the first quarter of 2010 attributed to Allergan and PDL BioPharma Inc. and $145 million in the first quarter of 2009 attributed to ZymoGenetics and Nissan.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to PTI and continuous improvement initiatives.

Litigation expense

The 2009 expense was primarily due to the establishment of a $100 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

The decrease is attributed to the continued impact of generic clopidogrel competition on international PLAVIX* net sales. This unfavorable trend is expected to continue in future periods. For additional information, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense

Other (income)/expense include:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Interest expense	$33	$52
Interest income	(15)	(13)
Impairment of manufacturing operations	200	—
Foreign exchange transaction gains	(16)	(13)
Gain on sale of product lines, businesses and assets	(10)	(44)
Net royalty income and amortization of upfront licensing and milestone payments received from alliance partners	(50)	(35)
Other	(29)	(19)

Other (income)/expense	$113	$(72)

•	Interest expense decreased primarily due to additional debt swapped for floating interest rates during 2010 and 2009 and lower overall interest rate on floating rate debt.

•	Impairment of manufacturing operations attributed to the write-down of a facility held for sale in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

•	Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including the Pakistan business in 2009.

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone payments related to our alliances.

Specified Items

During the quarters ended March 31, 2010 and 2009, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Three Months Ended March 31, 2010

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$11	$—	$—	$11
Impairment of manufacturing operations	—	—	—	—	—	200	200
Accelerated depreciation, asset impairment and other shutdown costs	31	—	—	—	—	—	31
Process standardization implementation costs	—	13	—	—	—	—	13

Total Restructuring	31	13	—	11	—	200	255
Other:
Upfront licensing and milestone payments	—	—	55	—	—	—	55

Total	$31	$13	$55	$11	$—	$200	310

Income taxes on items above							(86)

Decrease to Net Earnings from Continuing Operations							$224

Three Months Ended March 31, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$15	$—	$—	$15
Accelerated depreciation, asset impairment and other shutdown costs	26	—	—	4	—	—	30
Process standardization implementation costs	—	20	—	—	—	—	20
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(44)	(44)

Total Restructuring	26	20	—	19	—	(44)	21
Other:
Litigation charges	—	—	—	—	104	—	104
Upfront licensing payments	—	—	145	—	—	—	145
Product liability	8	—	—	—	—	(5)	3

Total	$34	$20	$145	$19	$104	$(49)	273

Income taxes on items above							(93)

Decrease to Net Earnings from Continuing Operations							$180

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that due to their substantive and unusual nature are evaluated on an individual basis. Non-GAAP information is intended to portray the results of our baseline performance which include the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical products on a global basis and to enhance an investor’s overall understanding of our past financial performance and prospects for the future. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Among the items in GAAP measures but excluded for purposes of determining adjusted earnings and other adjusted measures are: charges related to implementation of the PTI; gains or losses from the purchase or sale of businesses, product lines or investments; discontinued operations; restructuring and other exit costs; accelerated depreciation charges; asset impairments; charges and recoveries relating to significant legal proceedings; upfront licensing and milestone payments for in-licensing of products that have not achieved regulatory approval, which are immediately expensed; special initiative funding to the Bristol-Myers Squibb Foundation; and significant tax events. For a detailed listing of items that are excluded from the non-GAAP earnings from continuing operations, see “—Specified Items” above. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they will reoccur in future periods.

A reconciliation of GAAP to non-GAAP follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$743	$224	$967	$649	$180	$829
Earnings attributable to unvested restricted shares	(3)	—	(3)	(4)	—	(4)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$740	$224	$964	$645	$180	$825

Average Common Shares Outstanding—Diluted	1,725	—	1,725	1,981	—	1,981

Diluted EPS from Continuing Operations Attributable to BMS	$0.43	$0.13	$0.56	$0.33	$0.09	$0.42

Segment Income

Segment income is consistent with the financial information regularly reviewed by the chief operating decision maker for purpose of evaluating performance, allocating resources, setting compensation targets, and planning and forecasting future periods. Segment income excludes the impact of specified items which are significant and may not be indicative of current operating performance or ongoing results. The following table reconciles our segment income to earnings from continuing operations before income taxes.

	Three Months Ended March 31,
	Segment Income		% Change	% of Net Sales
Dollars in Millions	2010	2009	2010 vs. 2009	2010	2009
BioPharmaceuticals	$1,233	$1,070	15%	26%	25%

Specified items	(310)	(273)
Noncontrolling interest—pre-tax	529	398	33%

Earnings from continuing operations before income taxes	$1,452	$1,195	22%

Earnings increased primarily due to increased net sales of various key products; reduced spend within advertising and product promotion on certain key products to coincide with the product life cycle, partially offset by increased investments within research and development to support our late stage pipeline and recent acquisitions and collaborations.

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 24.2% for the three months ended March 31, 2010 compared to 23.0% for the three months ended March 31, 2009. See “Item 1. Financial Statements—Note 7. Income Taxes” for further discussion.

Discontinued Operations

As discussed in our 2009 Annual Report on Form 10-K, we completed the split-off of Mead Johnson in December 2009. The results of the Mead Johnson business are included in net earnings from discontinued operations for the three months ended March 31, 2009. See “Item 1. Financial Statements—Note 5. Discontinued Operations” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion. The increase in noncontrolling interest corresponds to increased net sales of PLAVIX* in the U.S. Net earnings from discontinued operations attributable to noncontrolling interest primarily relates to the 16.9% of Mead Johnson owned by the public prior to the split-off. A summary of noncontrolling interest is as follows:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
sanofi partnerships	$520	$391
Other	9	7

Noncontrolling interest—pre-tax	529	398
Income taxes	171	127

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	358	271
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	12

Net earnings attributable to noncontrolling interest—net of taxes	$358	$283

Financial Position, Liquidity and Capital Resources

We maintain a significant level of working capital, which was approximately $6.5 billion at March 31, 2010 and $7.6 billion at December 31, 2009. In 2010 and future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. We believe the current downturn in global economic activity will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations, including the dividend.

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of this facility. There were no borrowings outstanding under this revolving credit facility at March 31, 2010 and December 31, 2009.

Net cash position was as follows:

Dollars in Millions	March 31, 2010	December 31, 2009
Cash and cash equivalents	$5,135	$7,683
Marketable securities—current	1,641	831
Marketable securities—non-current	2,997	1,369

Total	9,773	9,883

Short-term borrowings, including current portion of long-term debt	208	231
Long-term debt	6,081	6,130

Total debt	6,289	6,361

Net cash position	$3,484	$3,522

Beginning with the second quarter of 2009, we diversified our investment portfolio and acquired non-current marketable securities, including purchases of corporate debt securities. These investments are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only made with highly rated corporate and financial institutions. See “Item 1. Financial Statements—Note 9. Cash, Cash Equivalents and Marketable Securities.”

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers, to third parties. The receivables are sold on a nonrecourse basis and approximated $111 million and $46 million during the three months ended March 31, 2010 and 2009, respectively. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

Cash, cash equivalents and marketable securities held outside the U.S. was approximately $5.9 billion at March 31, 2010 and $5.3 billion at December 31, 2009 which is either utilized to fund non-U.S. operations or repatriated back to the U.S. where taxes have been previously provided. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

Credit Ratings

Moody’s Investors Service (Moody’s) long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings are currently A+ and A-1, respectively, and their long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings are currently A+ and F1, respectively, and their long-term credit rating remains on stable outlook. Our credit ratings are considered investment grade. These ratings for long-term securities designate that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. These ratings for short-term obligations designate that we have the strongest capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2010	2009
Cash flow provided by/(used in):
Operating activities	$464	$452
Investing activities	(2,519)	(926)
Financing activities	(486)	355

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements related to all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for:

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

The net impact of the changes in operating assets and liabilities aggregated to a net cash outflow of $793 million and a net cash outflow of $379 million during the three months ended March 31, 2010 and 2009, respectively. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

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

Dollars in Millions	March 31, 2010	% of Trailing Twelve Month Net Sales	December 31, 2009	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,961	10.1%	$1,897	10.1%
Inventories	1,284	6.7%	1,413	7.5%
Accounts payable	(1,752)	(9.1)%	(1,711)	(9.1)%

Total	$1,493	7.7%	$1,599	8.5%

During the first quarter of 2010, changes in operating assets and liabilities resulted in a net cash outflow of $793 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($557 million) primarily related to the payment of the 2009 accrued bonuses in excess of current year expense ($248 million) and pension funding in excess of current year expense ($313 million);

•	Cash outflows from receivables ($309 million) primarily attributed to the timing of collections from alliances and increased sales;

•	Cash outflows from U.S. and foreign income taxes payable ($106 million) primarily attributed to timing of tax payments; and

•	Cash inflows from accounts payables ($119 million) primarily attributed to the timing of vendor and alliance payments.

In the first quarter of 2009, changes in operating assets and liabilities resulted in a net cash outflow of $379 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($745 million) primarily related to the payment of the 2008 accrued bonuses in excess of expense ($348 million) and pension funding in excess of expense ($339 million); and

•	Cash inflows from accounts payables ($206 million) primarily attributed to the timing of vendor and alliance payments.

Investing Activities

Net cash used in investing activities was $2.5 billion in the first quarter of 2010 and included:

•	Net purchases of marketable securities ($2.4 billion); and

•	Capital expenditures ($129 million).

Net cash used in investing activities was $926 million in the first quarter of 2009 and included:

•	Net purchases of marketable securities ($790 million); and

•	Capital expenditures ($201 million).

Financing Activities

Net cash used in financing activities was $486 million in the first quarter of 2010 and included:

•	Dividend payments ($551 million); partially offset by

•	Net proceeds from the exercise of stock options ($82 million).

Net cash provided by financing activities was $355 million in the first quarter of 2009 and included:

•	Net proceeds from the Mead Johnson initial public offering ($782 million); and

•	Net proceeds from the termination of interest rate swap agreements ($187 million); partially offset by

•	Dividend payments ($616 million).

Dividends declared per common share were $0.32 for the three months ended March 31, 2010 and $0.31 for the three months ended March 31, 2009. We paid $551 million and $616 million in dividends for the three months ended March 31, 2010 and March 31, 2009, respectively. The decrease in total dividends, despite the per share increase, is primarily attributed to the 269 million share reduction from the Mead Johnson split-off. Dividend decisions are made on a quarterly basis by our Board of Directors.

Critical Accounting Policies

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.

The enactment of healthcare reform impacted certain judgments and estimates related to our accrued rebates and returns. See “—Executive Summary—Healthcare Reform” above for further detail.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in our 2009 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K.

For information regarding executions of fixed-to-floating interest rate swaps and foreign currency forward contracts, see “Item 1. Financial Statements—Note 16. Financial Instruments.”

Item 4. CONTROLS AND PROCEDURES

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the three month period ended March 31, 2010:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2010	4,280	$25.07	—	$2,220
February 1 to 28, 2010	4,589	$24.19	—	$2,220
March 1 to 31, 2010	1,492,277	$24.60	—	$2,220

Three months ended March 31, 2010	1,501,146

(a)	Reflects transactions during the three months ended March 31, 2010 for the surrender of 1,501,146 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(b)	In June 2001, we announced that the Board of Directors authorized the purchase of up to $14 billion of our common stock. During the three months ended March 31, 2010, no shares were repurchased pursuant to this program.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10a.	Form of Restricted Stock Units Agreement.
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements (tagged as blocks of text).

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of Eli Lilly; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), PLAVIX and DUOPLAVIN/DUOCOVER are trademarks of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; PRILOSEC is a trademark of AstraZeneca; and ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: April 29, 2010	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board and Chief Executive Officer

Date: April 29, 2010	By:	/s/ Charles Bancroft
Charles Bancroft
Chief Financial Officer