Form 10-Q
period 2010-06-30
BRISTOL MYERS SQUIBB CO
filed 2010-07-22
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:        1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2010, there were 1,714,842,193 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.
Controls and Procedures	58

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	58

Item 2.
Issuer Purchases of Equity Securities	58

Item 6.
Exhibits	59

Signatures	60

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2010	2009	2010	2009

Net Sales	$4,768	$4,665	$9,575	$8,987

Cost of products sold	1,277	1,225	2,583	2,390
Marketing, selling and administrative	894	922	1,794	1,823
Advertising and product promotion	263	298	475	546
Research and development	822	811	1,732	1,719
Provision for restructuring	24	19	35	38
Litigation expense	—	28	—	132
Equity in net income of affiliates	(85)	(150)	(182)	(296)
Other (income)/expense	(19)	(10)	94	(82)

Total Expenses	3,176	3,143	6,531	6,270

Earnings from Continuing Operations Before Income Taxes	1,592	1,522	3,044	2,717
Provision for income taxes	324	353	675	628

Net Earnings from Continuing Operations	1,268	1,169	2,369	2,089

Discontinued Operations:
Earnings, net of taxes	—	129	—	130
Gain on disposal, net of taxes	—	—	—	—

Net Earnings from Discontinued Operations	—	129	—	130

Net Earnings	1,268	1,298	2,369	2,219

Net Earnings Attributable to Noncontrolling Interest	341	315	699	598

Net Earnings Attributable to Bristol-Myers Squibb Company	$927	$983	$1,670	$1,621

Amounts Attributable to Bristol-Myers Squibb Company:
Net Earnings from Continuing Operations	$927	$880	$1,670	$1,529
Net Earnings from Discontinued Operations	—	103	—	92

Net Earnings Attributable to Bristol-Myers Squibb Company	$927	$983	$1,670	$1,621

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$0.54	$0.44	$0.97	$0.77
Diluted	$0.53	$0.44	$0.96	$0.77

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$0.54	$0.49	$0.97	$0.81
Diluted	$0.53	$0.49	$0.96	$0.81

Dividends declared per common share	$0.32	$0.31	$0.64	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
COMPREHENSIVE INCOME

Net Earnings	$1,268	$1,298	$2,369	$2,219
Other Comprehensive Income/(Loss):
Foreign currency translation	(6)	95	(40)	20
Foreign currency translation on hedge of a net investment	64	(35)	143	(2)
Derivatives qualifying as cash flow hedges, net of taxes of $(17) and $15 for the three months ended June 30, 2010 and 2009, respectively; and $(30) and $(2) for the six months ended June 30, 2010 and 2009, respectively	40	(31)	69	3
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $2 and $7 for the three months ended June 30, 2010 and 2009, respectively; and $(3) and $14 for the six months ended June 30, 2010 and 2009, respectively	(4)	(21)	6	(41)
Pension and postretirement benefits, net of taxes of $4 and $(160) for the three months ended June 30, 2010 and 2009, respectively; and $4 and $(220) for the six months ended June 30, 2010 and 2009, respectively	(12)	295	(12)	405
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(11) and $(20) for the three months ended June 30, 2010 and 2009, respectively; and $(23) and $(37) for the six months ended June 30, 2010 and 2009, respectively	26	35	43	65
Available for sale securities, net of taxes of $(2) and $(4) for the three months ended June 30, 2010 and 2009, respectively; and $(1) and $(5) for the six months ended June 30, 2010 and 2009, respectively	17	12	32	14

Total Other Comprehensive Income/(Loss)	125	350	241	464

Comprehensive Income	1,393	1,648	2,610	2,683

Comprehensive Income Attributable to Noncontrolling Interest	341	317	699	603

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$1,052	$1,331	$1,911	$2,080

RETAINED EARNINGS

Retained Earnings at January 1			$30,760	$22,549
Net Earnings Attributable to Bristol-Myers Squibb Company			1,670	1,621
Cash dividends declared			(1,108)	(1,234)

Retained Earnings at June 30			$31,322	$22,936

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$5,918	$7,683
Marketable securities	1,536	831
Receivables	3,172	3,164
Inventories	1,265	1,413
Deferred income taxes	796	611
Prepaid expenses	296	256

Total Current Assets	12,983	13,958

Property, plant and equipment	4,745	5,055
Goodwill	5,218	5,218
Other intangible assets, net	2,763	2,865
Deferred income taxes	1,331	1,636
Marketable securities	2,795	1,369
Other assets	1,216	907

Total Assets	$31,051	$31,008

LIABILITIES

Current Liabilities:
Short-term borrowings	$290	$231
Accounts payable	1,681	1,711
Accrued expenses	2,386	2,785
Deferred income	275	237
Accrued rebates and returns	671	622
U.S. and foreign income taxes payable	49	175
Dividends payable	556	552

Total Current Liabilities	5,908	6,313

Pension, postretirement and postemployment liabilities	1,248	1,658
Deferred income	915	949
U.S. and foreign income taxes payable	749	751
Other liabilities	409	422
Long-term debt	6,248	6,130

Total Liabilities	15,477	16,223

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,366 in 2010 and 5,515 in 2009, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2010 and 2009	220	220
Capital in excess of par value of stock	3,697	3,768
Accumulated other comprehensive loss	(2,300)	(2,541)
Retained earnings	31,322	30,760
Less cost of treasury stock — 491 million common shares in both 2010 and 2009	(17,271)	(17,364)

Total Bristol-Myers Squibb Company Shareholders’ Equity	15,668	14,843
Noncontrolling interest	(94)	(58)

Total Equity	15,574	14,785

Total Liabilities and Equity	$31,051	$31,008

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net earnings	$2,369	$2,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(699)	(598)
Depreciation	246	231
Amortization	132	113
Impairment of manufacturing operations	200	—
Deferred income taxes	97	112
Stock-based compensation	96	88
Other gains	(15)	(78)
Changes in operating assets and liabilities:
Receivables	(54)	64
Inventories	12	(10)
Deferred income	9	75
Accounts payable	54	266
U.S. and foreign income taxes payable	(195)	61
Changes in other operating assets and liabilities	(739)	(1,295)

Net Cash Provided by Operating Activities	1,513	1,248

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	1,481	810
Purchases of marketable securities	(3,587)	(1,913)
Additions to property, plant and equipment and capitalized software	(210)	(365)
Proceeds from sale of businesses, property, plant and equipment and other investments	35	104

Net Cash Used in Investing Activities	(2,281)	(1,364)

Cash Flows From Financing Activities:
Short-term debt borrowings/(repayments)	61	(30)
Long-term debt borrowings	6	—
Long-term debt repayments	—	(67)
Interest rate swap termination	98	191
Dividends paid	(1,103)	(1,231)
Issuances of common stock and excess tax benefits from share-based arrangements	122	—
Common stock repurchases	(165)	—
Proceeds from Mead Johnson initial public offering	—	782

Net Cash (Used in)/Provided by Financing Activities	(981)	(355)

Effect of Exchange Rates on Cash and Cash Equivalents	(16)	2

Decrease in Cash and Cash Equivalents	(1,765)	(469)
Cash and Cash Equivalents at Beginning of Period	7,683	7,976

Cash and Cash Equivalents at End of Period	$5,918	$7,507

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and June 30, 2009, and cash flows for the six months ended June 30, 2010 and 2009. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. Mead Johnson Nutrition Company (Mead Johnson) financial results, previously reported in the Mead Johnson segment, have been reported as discontinued operations for the three and six months ended June 30, 2009.

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

sanofi

The Company has agreements with sanofi-aventis (sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide), an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX* (clopidogrel bisulfate), a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights relating to these products in the applicable territory.

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

The following summarized financial information is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Territory covering the Americas and Australia:
Net sales	$1,828	$1,725	$3,706	$3,330
Discovery royalty expense	327	299	661	576
Noncontrolling interest – pre-tax	500	424	1,020	815
Profit distributions to sanofi	567	391	1,053	813

Territory covering Europe and Asia:
Equity in net income of affiliates	88	154	188	301
Profit distributions to the Company	85	115	154	242

Other:
Net sales comarketing countries and other	106	127	208	259
Other income – irbesartan license fee	8	8	16	16
Other income – supply activities and development and opt-out royalties	9	10	31	21

			June 30, 2010	December 31, 2009
Investment in affiliates – territory covering Europe and Asia			$43	$10
Deferred income – irbesartan license fee			75	91

The following is summarized financial information for interests in the partnerships with sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$500	$772	$1,048	$1,527
Gross profit	244	388	488	767
Net income	193	295	387	584

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

The Company and Otsuka also have an oncology collaboration for SPRYCEL (dasatinib) and IXEMPRA (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the “Oncology Territory”). Beginning January 1, 2010, the Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory, 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. This fee is included in cost of products sold. Otsuka will contribute 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million. Reimbursements are netted principally in selling, general and administrative and advertising and product promotion.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
ABILIFY* net sales, including amortization of extension payment	$633	$643	$1,250	$1,232
Oncology Products collaboration fees	32	—	62	—
Otsuka’s reimbursement – operating expense	(23)	—	(48)	—
Amortization expense – extension payments	16	16	32	16
Amortization expense – milestone payments	2	2	4	4

			June 30, 2010	December 31, 2009
Intangible assets:
Extension payment			$319	$351
Milestone payments			13	17

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

Previously capitalized milestone payments are being amortized through 2018 and are classified in costs of products sold.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$172	$173	$338	$337
Distribution fees	67	67	132	131
Amortization expense – milestone payments	9	10	19	19
Other income – Japan commercialization fee	11	5	19	10

			June 30, 2010	December 31, 2009
Intangible asset – milestone payments			$304	$323

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$255	$206	$505	$388
Equity in net loss of affiliates	(3)	(3)	(6)	(5)

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), The first is for the worldwide codevelopment and cocommercialization (excluding Japan) of ONGLYZA (saxagliptin), a DPP-IV inhibitor (Saxagliptin Agreement) and the second is for the worldwide codevelopment and cocommercialization (including Japan) of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under each agreement, the two companies are jointly developing the clinical and marketing sterategy and share development and commercialization costs and profits and losses equally. Net reimbursements for development costs from AstraZeneca are included in research and development. Net reimbursements for commercial costs are included principally in advertising and product promotion and selling, general and administrative expenses. AstraZeneca’s share of profits is included in cost of goods sold.

Upfront licensing and milestone payments received for both compounds totaling $350 million, including $50 million received in the first quarter of 2010, are deferred and amortized over the useful life of the products into other income.

The Company and AstraZeneca launched ONGLYZA in the third quarter of 2009.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$28	$—	$38	$—
Amortization income – milestone payments	7	3	13	6

			June 30, 2010	December 31, 2009
Deferred income – milestone payments			$305	$268

Exelixis

In June 2010, the Company terminated its global codevelopment and cocommercialization arrangement for XL184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound with all rights returning to Exelixis, Inc. (Exelixis). As a result of the termination, the Company paid $17 million, which has been included in research and development expense. In addition, the Company is no longer obligated for contingent development and regulatory milestone payments of $295 million and sales milestone payments of $150 million. The Company will continue its license arrangement with Exelixis for XL281 and its other collaborations for three small molecule IND’s for codevelopment and copromotion.

Note 3. BUSINESS SEGMENT INFORMATION

The BioPharmaceuticals segment is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through five regional organizations that serve the United States; Europe; Latin America, Middle East and Africa; Japan, Asia Pacific and Canada; and Emerging Markets. The business is also supported by global corporate staff functions. The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
PLAVIX*	$1,627	$1,539	$3,293	$2,974
AVAPRO*/AVALIDE*	307	313	621	615
REYATAZ	357	331	730	653
SUSTIVA Franchise (total revenue)	331	312	666	604
BARACLUDE	223	179	439	331
ERBITUX*	172	173	338	337
SPRYCEL	132	107	263	195
IXEMPRA	29	29	58	53
ABILIFY*	633	643	1,250	1,232
ORENCIA	178	148	347	272
ONGLYZA	28	—	38	—
Other	751	891	1,532	1,721

Net sales	$4,768	$4,665	$9,575	$8,987

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to sanofi and other noncontrolling interest. The reconciliation to earnings from continuing operations before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
BioPharmaceuticals segment income	$1,180	$1,217	$2,413	$2,287

Reconciling items:
Downsizing and streamlining of worldwide operations	(24)	(17)	(35)	(32)
Impairment of manufacturing operations	(15)	—	(215)	—
Accelerated depreciation, asset impairment and other shutdown costs	(27)	(26)	(58)	(56)
Pension settlements/curtailments	(5)	(25)	(5)	(25)
Process standardization implementation costs	(6)	(25)	(19)	(45)
Gain on sale of product lines, businesses and assets	—	11	—	55
Litigation charges	—	(28)	—	(132)
Upfront licensing and milestone payments	(17)	(29)	(72)	(174)
Debt buyback and swap terminations	—	11	—	11
Product liability	—	—	—	(3)
Noncontrolling interest	506	433	1,035	831

Earnings from continuing operations before income taxes	$1,592	$1,522	$3,044	$2,717

Note 4. RESTRUCTURING

The productivity transformation initiative (PTI) was designed to fundamentally change the way the business is run to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace as the transformation into a next-generation biopharmaceutical company continues. In addition to the PTI, a strategic process designed to achieve a culture of continuous improvement to enhance efficiency, effectiveness and competitiveness and to continue to improve the cost base has been implemented.

The following PTI and other restructuring charges were recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Employee termination benefits	$27	$19	$37	$32
Other exit costs	(3)	—	(2)	6

Provision for restructuring, net	24	19	35	38
Impairment of manufacturing operations	15	—	215	—
Accelerated depreciation, asset impairment and other shutdown costs	27	24	58	50
Pension plan curtailment charge	5	25	5	25
Process standardization implementation costs	6	25	19	45

Total cost	77	93	332	158
Gain on sale of product lines, businesses and assets	—	(11)	—	(55)

Net charges	$77	$82	$332	$103

Most of the accelerated depreciation, asset impairment and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the manufacturing network in the BioPharmaceuticals segment. These assets continue to be depreciated until the facility closures are completed. The remaining charges were primarily attributed to process standardization activities or attributed to pension plan curtailment charges both of which are recognized as incurred.

Restructuring charges included termination benefits for workforce reduction of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 260 and 140 for the three months ended June 30, 2010 and 2009, respectively, and approximately 480 and 355 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the detail of expenses incurred in connection with restructuring activities and related restructuring liability activity:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Dollars in Millions	Employee Termination Liability	Other Exit Costs Liability	Total	Employee Termination Liability	Other Exit Costs Liability	Total
Liability at January 1	$157	$16	$173	$188	$21	$209

Charges	31	3	34	32	6	38
Changes in estimates	6	(5)	1	—	—	—

Provision for restructuring, net	37	(2)	35	32	6	38
Charges in discontinued operations	—	—	—	9	—	9
Foreign currency translation	(6)	—	(6)	—	—	—
Spending	(62)	(7)	(69)	(75)	(4)	(79)

Liability at June 30	$126	$7	$133	$154	$23	$177

In connection with the continued optimization of the manufacturing network, the operations in Latina, Italy were sold to International Chemical Investors, SE (ICI) on May 31, 2010 resulting in a $215 million loss. The loss consisted of a $200 million impairment charge recorded in the first quarter of 2010 attributed to the write-down of assets to fair value less cost of sale when the assets met the held for sale criteria and $15 million of other working capital adjustments and transaction related fees recorded upon closing in the second quarter. An €18 million ($22 million) 6% subordinated promissory note payable in installments by May 2017 was received as consideration. Additional charges may be required pertaining to the Company’s obligation to fund a portion of ICI’s future restructuring costs up to €19 million ($23 million).

As part of the transaction, a one year supply agreement was entered into with ICI in which the Company will be the non-exclusive supplier of certain products to ICI. Also, a three year tolling and manufacturing agreement, which can be extended for an additional two years, was entered into with ICI in which the Company will supply certain raw material products to be processed and finished at the Latina facility and then distributed by the Company in various markets.

Note 5. DISCONTINUED OPERATIONS

Mead Johnson Nutrition Company Split-off

In February 2009, Mead Johnson Nutrition Company (Mead Johnson) completed an initial public offering (IPO) in which the Company received $782 million and retained an 83.1% interest in Mead Johnson. On December 23, 2009, the split-off of the remaining interest in Mead Johnson was completed in exchange for 269 million shares of the Company’s common stock. The results of the Mead Johnson business are included in discontinued operations for the three and six months ended June 30, 2009.

Dollars in Millions	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net sales	$719	$1,412

Earnings before income taxes	$219	$408
Provision for income taxes(1)	90	278

Net earnings from discontinued operations	129	130

Less net earnings from discontinued operations attributable to noncontrolling interest	26	38

Net earnings from discontinued operations attributable to Bristol-Myers Squibb Company	$103	$92

(1)	Provision for income taxes include $130 million for the six months ended June 30, 2009 of taxes incurred from the transfer of various international business units to Mead Johnson prior to the IPO.

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

Note 6. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2010	2009	2010	2009
EPS Numerator – Basic:
Income from Continuing Operations Attributable to BMS	$927	$880	$1,670	$1,529
Earnings attributable to unvested restricted shares	(3)	(5)	(7)	(8)

Income from Continuing Operations Attributable to BMS common shareholders’	924	875	1,663	1,521
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	102	—	91

EPS Numerator – Basic	$924	$977	$1,663	$1,612

EPS Denominator – Basic:
Average Common Shares Outstanding	1,718	1,980	1,717	1,979

EPS – Basic:
Continuing Operations	$0.54	$0.44	$0.97	$0.77
Discontinued Operations	—	0.05	—	0.04

Net Earnings	$0.54	$0.49	$0.97	$0.81

EPS Numerator – Diluted:
Income from Continuing Operations Attributable to BMS	$927	$880	$1,670	$1,529
Earnings attributable to unvested restricted shares	(3)	(5)	(7)	(8)

Income from Continuing Operations Attributable to BMS common shareholders’	924	875	1,663	1,521
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	102	—	91

EPS Numerator – Diluted	$924	$977	$1,663	$1,612

EPS Denominator – Diluted:
Average Common Shares Outstanding	1,718	1,980	1,717	1,979
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	9	2	9	2

Average Common Shares Outstanding and Common Share Equivalents	1,728	1,983	1,727	1,982

EPS – Diluted:
Continuing Operations	$0.53	$0.44	$0.96	$0.77
Discontinued Operations	—	0.05	—	0.04

Net Earnings	$0.53	$0.49	$0.96	$0.81

(1) Net Earnings from Discontinued Operations for EPS Calculation:
Net Earnings from Discontinued Operations Attributable to BMS	$—	$103	$—	$92
Earnings attributable to unvested restricted shares	—	(1)	—	(1)

Net Earnings from Discontinued Operations Attributable to BMS for EPS Calculation	$—	$102	$—	$91

Anti-dilutive weighted-average equivalent shares:
Stock incentive plans	64	138	66	132

Total anti-dilutive shares	64	138	66	132

Note 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes was 20.4% and 22.2% for the three and six months ended June 30, 2010 compared to 23.2% and 23.1% for the three and six months ended June 30, 2009. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the permanent reinvestment of offshore earnings from certain manufacturing operations.

The decrease in the effective income tax rate in the three months ended June 30, 2010, was due to:

•	A $66 million tax benefit in the second quarter of 2010 for the re-measurement of a U.S. contingent tax matter related to 2004.

•

An out-of-period tax adjustment of $59 million related to previously unrecognized net deferred tax assets primarily attributed to deferred profits for financial reporting purposes related to certain alliances as of December 31, 2009. This was partially offset by a reversal of a $17 million understatement of tax expense in the first quarter of 2010. These adjustments are not material to any current or prior periods nor are they expected to be material for the year ended December 31, 2010.

Partially offset by:

•

A favorable impact on the prior year rate from the research and development tax credit and deferral of income under the controlled foreign corporation “look-through” rules both of which expired on December 31, 2009.

•	A $40 million tax benefit in the second quarter of 2009 related to the final settlement of certain state audits.

In addition to the factors described above, the effective income tax rate in the six months ended June 30, 2010, included an unfavorable impact from a $21 million charge resulting from the reduction of deferred tax assets due to the enactment of healthcare reform. The deferred tax charge was required as a result of the elimination of the deductibility of retiree healthcare payments to the extent of tax-free Medicare Part D subsidies that are received. The change in deductibility is effective January 1, 2013.

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

The Company is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2010 will decrease in the range of approximately $175 million to $205 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. FAIR VALUE MEASUREMENT

The fair value of financial assets and liabilities are classified in one of the following three categories:

	June 30, 2010				December 31, 2009
Dollars in Millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for Sale:
U.S. Treasury Bills	$653	$—	$—	$653	$—	$—	$—	$—
U.S. Government Agency Securities	602	—	—	602	225	—	—	225
Equity Securities	5	—	—	5	11	—	—	11
Prime Money Market Funds	—	4,089	—	4,089	—	5,807	—	5,807
Corporate Debt Securities	—	1,614	—	1,614	—	837	—	837
Commercial Paper	—	998	—	998	—	518	—	518
FDIC Insured Debt Securities	—	359	—	359	—	252	—	252
U.S. Treasury Money Market Funds	—	9	—	9	—	218	—	218
U.S. Government Agency Money Market Funds	—	—	—	—	—	24	—	24
Floating Rate Securities (FRS)	—	—	47	47	—	—	91	91
Auction Rate Securities (ARS)	—	—	90	90	—	—	88	88

Total available for sale assets	1,260	7,069	137	8,466	236	7,656	179	8,071

Derivatives:
Interest Rate Swap Derivatives	—	392	—	392	—	165	—	165
Foreign Currency Forward Derivatives	—	110	—	110	—	21	—	21

Total derivative assets	—	502	—	502	—	186	—	186

Total assets at fair value	$1,260	$7,571	$137	$8,968	$236	$7,842	$179	$8,257

Derivatives:
Foreign Currency Forward Derivatives	$—	$15	$—	$15	$—	$31	$—	$31
Natural Gas Contracts	—	2	—	2	—	1	—	1
Interest Rate Swap Derivatives	—	—	—	—	—	5	—	5

Total derivative liabilities	—	17	—	17	—	37	—	37

Total liabilities at fair value	$—	$17	$—	$17	$—	$37	$—	$37

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

•

Interest rate swap derivative assets and liabilities – valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades since January 1, 2010. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, driven by market conditions and the duration of the swap. In addition, credit valuation adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

•

Foreign currency forward derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades since January 1, 2010. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. Short-term maturities of the foreign currency forward derivatives are less than two years; therefore, counterparty credit risk is not significant.

Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the ARS and FRS portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis are relied upon to value FRS including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity. During the six months ended June 30, 2010, $55 million principal at par was received for FRS.

Note 9. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents were $5,918 million at June 30, 2010 and $7,683 million at December 31, 2009 and consisted of prime money market funds, government agency securities and treasury securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

The following table summarizes current and non-current marketable securities, accounted for as “available for sale” debt securities and equity securities:

	June 30, 2010				December 31, 2009
Dollars in Millions	Amortized Cost Basis	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Fair Value	Amortized Cost Basis	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Fair Value
Current marketable securities:
Certificates of deposit	$780	$—	$—	$780	$501	$—	$—	$501
Commercial Paper	185	—	—	185	205	—	—	205
U.S. Treasury Bills	250	—	—	250	—	—	—	—
Corporate debt securities	266	4	—	270	—	—	—	—
FDIC insured debt securities	51	—	—	51	—	—	—	—
U.S. government agency securities	—	—	—	—	125	—	—	125

Total current	$1,532	$4	$—	$1,536	$831	$—	$—	$831

Non-current marketable securities:
Corporate debt securities	$1,335	$18	$(9)	$1,344	$834	$5	$(2)	$837
U.S. government agency securities	600	2	—	602	100	—	—	100
U.S. Treasury Bills	399	4	—	403	—	—	—	—
FDIC insured debt securities	304	4	—	308	252	—	—	252
Auction rate securities	80	10	—	90	80	8	—	88
Floating rate securities(1)	58	—	(11)	47	113	—	(22)	91
Other	1	—	—	1	1	—	—	1

Total non-current	$2,777	$38	$(20)	$2,795	$1,380	$13	$(24)	$1,369

Other assets:
Equity securities	$5	$—	$—	$5	$11	$—	$—	$11

(1)	All FRS have been in an unrealized loss position for 12 months or more at June 30, 2010.

The contractual maturities of non-current “available for sale” debt securities at June 30, 2010 were as follows:

Dollars in Millions	1 to 5 Years	Over 10 Years	Total
Available for sale:
Corporate debt securities	$1,344	$—	$1,344
U.S. government agency securities	602	—	602
U.S. Treasury Bills	403	—	403
FDIC insured debt securities	308	—	308
Floating rate securities	47	—	47
Auction rate securities	—	90	90
Other	1	—	1

Total available for sale	$2,705	$90	$2,795

Note 10. RECEIVABLES

Receivables include:

Dollars in Millions	June 30 2010	December 31, 2009
Trade receivables	$1,896	$2,000
Less allowances	91	103

Net trade receivables	1,805	1,897
Alliance partners receivables	950	870
Income tax refund claims	190	103
Miscellaneous receivables	227	294

Receivables	$3,172	$3,164

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $1,029 million and $730 million at June 30, 2010 and December 31, 2009, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $447 million and $104 million for the six months ended June 30, 2010 and 2009, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 50% and 47% of total trade receivables at June 30, 2010 and December 31, 2009, respectively.

In the second quarter of 2010, the government of Greece announced that they intend to convert certain past due receivables from government run hospitals into non-interest bearing notes to be paid over one to three year periods. As a result, receivables of €41 million ($51 million) were reclassified to other long-term assets. A $9 million charge attributed to the imputed discount on the expected non-interest bearing loans over the expected collection period was recognized in the three months ended June 30, 2010 and has been included in other (income)/expense.

Note 11. INVENTORIES

Inventories include:

Dollars in Millions	June 30, 2010	December 31, 2009
Finished goods	$545	$580
Work in process	446	630
Raw and packaging materials	274	203

Inventories	$1,265	$1,413

Inventories expected to remain on-hand beyond one year were $242 million and $249 million at June 30, 2010 and December 31, 2009, respectively, and were included in non-current other assets. In addition, $148 million of these inventories (plus $37 million of additional purchase obligations) currently cannot be sold in the U.S. until the U.S. Food and Drug Administration (FDA) approves a manufacturing process change. Inventories also include capitalized costs related to production of products for programs in Phase III development subject to final FDA approval of $57 million and $49 million at June 30, 2010 and December 31, 2009, respectively. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	June 30, 2010	December 31, 2009
Land	$135	$142
Buildings	4,300	4,350
Machinery, equipment and fixtures	3,103	3,563
Construction in progress	690	840

Gross property, plant and equipment	8,228	8,895
Less accumulated depreciation	3,483	3,840

Property, plant and equipment	$4,745	$5,055

Note 13. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2009	2,205	226	$(10,566)	$2,757
Mead Johnson initial public offering	—	—	—	942
Employee stock compensation plans	—	(2)	58	4

Balance at June 30, 2009	2,205	224	$(10,508)	$3,703

Balance at January 1, 2010	2,205	491	$(17,364)	$3,768
Stock repurchase program	—	7	(173)	—
Employee stock compensation plans	—	(7)	266	(71)

Balance at June 30, 2010	2,205	491	$(17,271)	$3,697

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	18	(38)	470	14	464

Balance at June 30, 2009	$(406)	$(24)	$(1,788)	$(37)	$(2,255)

Balance at January 1, 2010	$(343)	$(30)	$(2,158)	$(10)	$(2,541)
Other comprehensive income/(loss)	103	75	31	32	241

Balance at June 30, 2010	$(240)	$45	$(2,127)	$22	$(2,300)

The reconciliation of noncontrolling interest was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Balance at beginning of period	$(16)	$(208)	$(58)	$(33)
Mead Johnson initial public offering	—	—	—	(160)
Net earnings attributable to noncontrolling interest	505	456	1,033	864
Other comprehensive income attributable to noncontrolling interest	—	2	—	5
Distributions	(583)	(410)	(1,069)	(836)

Balance at June 30	$(94)	$(160)	$(94)	$(160)

Noncontrolling interest is primarily related to the partnerships with sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $165 million and $144 million for the three months ended June 30, 2010 and 2009, respectively, and $336 million and $271 million for the six months ended June 30, 2010 and 2009, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships. Net earnings attributable to noncontrolling interest included in discontinued operations was $26 million and $38 million in the three and six months ended June 30, 2009, respectively.

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but is expected to take place over the next few years. It may be suspended or discontinued at any time. During the three months ended June 30, 2010, the Company repurchased 7.3 million shares at the average price of approximately $23.75 per share and an aggregate cost of $173 million.

Note 14. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
Service cost — benefits earned during the period	$11	$48	$2	$2	$22	$107	$4	$3
Interest cost on projected benefit obligation	86	89	8	10	173	193	15	19
Expected return on plan assets	(112)	(107)	(6)	(5)	(225)	(233)	(12)	(10)
Amortization of prior service cost/(benefit)	—	1	(1)	(1)	—	4	(2)	(2)
Amortization of net actuarial loss	24	28	3	2	48	70	6	5

Net periodic benefit cost	9	59	6	8	18	141	11	15
Settlements	5	—	—	—	5	—	—	—
Curtailments and special termination benefits	6	25	—	—	9	25	—	—

Total net periodic benefit cost	$20	$84	$6	$8	$32	$166	$11	$15

Continuing operations	$20	$82	$6	$8	$32	$161	$11	$14
Discontinued operations	—	2	—	—	—	5	—	1

Total net periodic benefit cost	$20	$84	$6	$8	$32	$166	$11	$15

Contributions to the U.S. pension plans are expected to approximate $330 million during 2010, of which $315 million was contributed in the six months ended June 30, 2010. Contributions to the international plans are expected to range from $85 million to $100 million in 2010, of which $48 million was contributed in the six months ended June 30, 2010.

In connection with the amendments of the U.S. Retirement Income Plan and several other plans, the crediting of future benefits relating to service was eliminated effective December 31, 2009. In addition, actuarial gains and losses are amortized over the expected weighted-average remaining lives of the participants (32 years). Net periodic benefit costs are reduced as a result of these changes. Pension settlement charges resulting in an acceleration of previously deferred actuarial losses might be required in future periods if lump sum payments for individual plans exceed the sum of the related plan’s service cost and interest cost.

Certain enhancements were made to the defined contribution plans in the U.S. and Puerto Rico allowing for increased matching and additional Company contributions effective January 1, 2010. The expense attributed to these plans was $44 million and $14 million for the three months ended June 30, 2010 and 2009, respectively, and $95 million and $27 million for the six months ended June 30, 2010 and 2009, respectively.

Note 15. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Stock options	$14	$18	$27	$36
Restricted stock	23	19	46	35
Long-term performance awards	12	8	23	17

Total stock-based compensation expense	$49	$45	$96	$88

Continuing operations	$49	$42	$96	$82
Discontinued operations	—	3	—	6

Total stock-based compensation expense	$49	$45	$96	$88

Deferred tax benefit related to stock-based compensation expense:
Continuing operations	$16	$14	$31	$27
Discontinued operations	—	1	—	2

Total deferred tax benefit related to stock-based compensation expense	$16	$15	$31	$29

In the six months ended June 30, 2010, 3.1 million restricted stock units, 1.4 million market share units and 1.7 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the six months ended June 30, 2010 was $24.73, $24.69 and $23.65, respectively.

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

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at June 30, 2010 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Long-Term Performance Awards
Unrecognized compensation cost	$60	$209	$40
Expected weighted-average period of compensation cost to be recognized	2.1 years	2.1 years	1.5 years

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

Effectiveness is assessed at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. The impact of hedge ineffectiveness on earnings was not significant during the three and six months ended June 30, 2010. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Discontinued foreign currency forward hedges resulted in a pre-tax gain of $9 million and $11 million during the three and six months ended June 30, 2010, respectively, which was recognized in other (income)/expense.

Interest Rate Contracts — Terminated swaps that qualify as cash flow hedges are recognized in accumulated OCI and amortized to earnings over the remaining life of the debt when the hedged debt remains outstanding.

The impact on OCI and earnings from derivative instruments qualifying as cash flow hedges was as follows:

	Six Months Ended June 30,
	Foreign Currency Forward Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
Net carrying amount at January 1	$(11)	$35	$(1)	$(2)	$(18)	$(19)	$(30)	$14
Cash flow hedges deferred in OCI	99	3	—	2	—	—	99	5
Cash flow hedges reclassified to cost of products sold/interest expense (effective portion)	9	(55)	—	—	—	—	9	(55)
Change in deferred taxes	(33)	13	—	(1)	—	—	(33)	12

Net carrying amount at June 30	$64	$(4)	$(1)	$(1)	$(18)	$(19)	$45	$(24)

Hedge of Net Investment

Non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and €500 Million Notes due 2021, ($1.2 billion total), are used to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as a hedge of a net investment. At June 30, 2010, €294 million ($363 million) of the Notes due 2016 have been dedesignated.

The impact on OCI and earnings from non-derivative debt designated net investment hedges was as follows:

	Six Months Ended June 30,
	Net Investment Hedges
Dollars in Millions	2010	2009
Net carrying amount at January 1	$(169)	$(131)
Change in spot value of non-derivative debt designated as a hedge	202	(2)
Gain recognized in other (income)/expense, net (overhedged portion)	(59)	—

Net carrying amount at June 30	$(26)	$(133)

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

In May 2010, fixed-to-floating interest rate swap agreements of $237 million notional amount and €500 million notional amount were terminated generating total proceeds of $116 million which included accrued interest of $18 million and a basis adjustment of $98 million which was deferred and will be amortized to interest expense over the remaining life of the underlying debt.

In January 2010, fixed-to-floating interest rate swaps were executed to convert $332 million of the 6.80% Debentures due 2026 and $147 million of the 7.15% Debentures due 2023 from fixed rate debt to variable rate debt. These swaps qualified as a fair value hedge for each debt instrument.

The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2010	2009	2010	2009
Recognized in interest expense	$(33)	$(29)	$(72)	$(53)
Amortization of basis adjustment from swap terminations recognized in interest expense	(8)	(7)	(15)	(12)

Total	$(41)	$(36)	$(87)	$(65)

The impact on long-term debt from interest rate swaps that qualify as fair value hedges and other items were as follows:

Dollars in Millions	June 30, 2010	December 31, 2009
Principal value	$5,425	$5,622
Adjustments to Principal Value:
Fair value of interest rate swaps	392	160
Unamortized basis adjustment from swap terminations	460	377
Unamortized bond discounts	(29)	(29)

Total	$6,248	$6,130

Total interest expense, including interest on long-term debt and interest rate swaps, amounted to $32 million and $42 million for the three months ended June 30, 2010 and 2009, respectively, and $65 million and $94 million for the six months ended June 30, 2010 and 2009, respectively.

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

The effect of non-qualifying hedges was a $6 million gain and $3 million gain for the three and six months ended June 30, 2010, respectively, and was not significant for 2009.

The following table summarizes the fair value of outstanding derivatives:

		June 30, 2010		December 31, 2009			June 30, 2010		December 31, 2009
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3,152	$392	$3,134	$165	Accrued expenses	$—	$—	$597	$(5)
Foreign currency forward contracts	Other assets	807	106	780	21	Accrued expenses	424	(15)	731	(31)
Hedge of net investments		—	—	—	—	Long-term debt	874	(874)	1,256	(1,256)
Natural gas contracts		—	—	—	—	Accrued expenses	*	(2)	*	(1)

Subtotal			498		186			(891)		(1,293)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other assets	114	4	—	—	Accrued expenses	—	—	—	—

Total Derivatives			$502		$186			$(891)		$(1,293)

* The notional value of natural gas contracts was 1 million and 2 million decatherms at June 30, 2010 and December 31, 2009, respectively.

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

Note 17. LEGAL PROCEEDINGS AND CONTINGENCIES

Various lawsuits, claims, government investigations and other legal proceedings are pending involving the Company and certain of its subsidiaries. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve, among other things, antitrust, securities, patent infringement, pricing, sales and marketing practices, environmental, commercial, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. The most significant of these matters are described below.

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

On June 1, 2009, Apotex filed a request for ex parte reexamination of the ‘265 Patent at the PTO and in August 2009, the PTO agreed to reexamine the patent. In December 2009, the PTO issued a non-final office action rejecting several claims covering PLAVIX* including the claim that was previously upheld in the litigation against Apotex referred to above. Sanofi responded to the office action in February 2010. The PTO has issued an ex parte Reexamination Certificate withdrawing the rejections in the non-final office action and confirming patentability of all the claims of the ‘265 Patent. Apotex has filed a second request for ex parte reexamination of the ‘265 Patent and in June 2010, the PTO denied Apotex’s request to reexamine the patent again.

It is not possible at this time reasonably to assess the outcome of the PLAVIX* patent litigations or the timing of any renewed generic competition for PLAVIX* from Apotex or additional generic competition for PLAVIX* from other third-party generic pharmaceutical companies. Loss of market exclusivity for PLAVIX* and/or sustained generic competition would be material to the Company’s sales of PLAVIX*, results of operations and cash flows, and could be material to the Company’s financial condition and liquidity. Additionally, it is not possible at this time reasonably to assess the amount of damages that could be recovered by the Company and Apotex’s ability to pay such damages in the event the Company prevails in the patent litigation.

Additionally, on November 13, 2008, Apotex filed a lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of the proposed settlement agreement.

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

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc., and Apotex relating to U.S. Patent No. 5,006,528, which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. The lawsuits are currently pending in the U.S. District Court for the District of New Jersey and a trial is scheduled to begin in August 2010. The 30-month stay under the Hatch-Waxman Act is believed to expire in November 2010. Accordingly, final approval by the FDA would provide each generic company authorization to distribute a generic aripiprazole product in the U.S., subject to various legal remedies for which Otsuka may apply including injunctive relief and damages.

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

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book listed patents for ATRIPLA*. ATRIPLA* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva amended its aNDA and is challenging eight additional Orange Book listed patents for ATRIPLA*. In March 2010, the Company and Merck, Sharp & Dohme Corp. filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book listed patents for ATRIPLA*. At this time, the Company’s patent rights covering efavirenz composition of matter and method of use have not been challenged. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

REYATAZ

Teva has filed aNDAs to manufacture and market generic versions of all four dosage forms REYATAZ (100, 150, 200 and 300 mg). The Company received a Paragraph IV certification letter from Teva challenging the two Orange Book listed patents for REYATAZ. In December 2009, the Company and Novartis Pharmaceutical Corporation (Novartis) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement of the two listed patents covering REYATAZ, which we believe triggered an automatic 30-month stay of approval of Teva’s aNDA. Subsequent patent infringement lawsuits were filed. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the Court of Appeal’s judgment and the matter will be remanded to the Superior Court for further proceedings. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company in the event plaintiffs are successful on appeal.

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

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in four state attorneys general suits pending in state courts around the country. The Company is currently scheduled to go to trial in August 2010 in the Commonwealth Court of Pennsylvania.

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

PLAVIX*

As previously disclosed, the Company and certain affiliates of sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). As of June 30, 2010, the companies were defendants in 23 actions before the NJ District Court and have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably assess the outcomes of these lawsuits or their potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of June 30, 2010, the Company was a defendant in over 300 lawsuits filed on behalf of approximately 500 plaintiffs in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. It is not possible at this time reasonably to assess the outcome of the lawsuits in which the Company is a party or their impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $65 million at June 30, 2010, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility – Environmental & Personal Injury Lawsuits

As previously disclosed, in May 2008, over 100 lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits, or the potential impact on the Company.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, including mediation and binding allocation as necessary. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties have moved to a binding allocation process. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site.

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey, Mercer County (NJ Superior Court) a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the actions upon the terms set forth in the MOU. In July 2010, the proposed settlement was approved by the NJ Superior Court and a Final Judgment was entered on July 16, 2010. An objector to the settlement has filed a motion asking the Court to reconsider its approval of the settlement.

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

We completed the split-off of Mead Johnson Nutritional Company (Mead Johnson) in December 2009 in which we exchanged all of our shares of Mead Johnson for 269 million outstanding shares of our common stock. As such, the results of the Mead Johnson business for the three and six months ended June 30, 2009 are now included in net earnings from discontinued operations.

Healthcare Reform

U.S. Healthcare Reform Legislation

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

We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law is implemented. The following are the most significant changes that will affect our Company:

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

The new healthcare law also provides clarity about the process for approval of generic biologic products in the U.S. Our biologic products will receive 12 years of data exclusivity, with a potential six-month pediatric extension, before a generic company can enter the market. After we have marketed a biologic product for 4 years, a generic manufacturer may challenge one or more of the patents for that product.

Higher rebates to Medicaid and Medicaid managed care plans reduced our net sales by $72 million and $128 million and pre-tax income by $55 million and $104 million in the three and six months ended June 30, 2010, respectively. Quarterly rebates are expected to increase substantially throughout 2010 as a result of additional discounts for the Medicaid managed care plans and 340B program. With the addition of the new Medicare Part D “Donut Hole” discounts and annual pharmaceutical company fee in 2011, we expect the negative impact of healthcare reform in 2011 to be approximately twice the impact expected in 2010. The aggregate financial impact of healthcare reform over the next few years depends on a number of factors, including but not limited to pending implementation guidance, potential changes in sales volume eligible for the new rebates, discounts or fees, and the impact of cost sharing arrangements with certain alliance partners. A positive impact on our net sales from the expected increase in the number of people with healthcare coverage could potentially occur in the future, but is not expected until 2014 at the earliest.

We also recognized a one-time tax charge of $21 million in the first quarter of 2010 due to the elimination of the tax deductibility of a portion of our retiree healthcare costs.

Strategy

Over the past few years, we have transformed our Company into a focused biopharmaceutical company, a transformation that encompasses all areas of our business and operations. With the expected loss of exclusivity in the U.S. for our largest product, PLAVIX*, in less than two years, after which time we expect a rapid, precipitous decline in PLAVIX* net sales and a reduction in net income and operating cash flow, we are focused on building a foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our late-stage pipeline, managing our costs, and maintaining and improving our financial strength with a strong balance sheet. We are also focusing on emerging markets with the intent of developing and commercializing innovative products in key high-growth markets tailoring the approach to each market. We also remain focused on our acquisition and licensing strategy known as the “string-of-pearls”. We did not enter into any new licensing or acquisition transactions in the second quarter of 2010.

As part of our strategy to manage costs, we continue to execute our productivity transformation initiative (PTI), through which we expect to realize $2.5 billion in annual cost savings and cost avoidance by the end of 2012 based on previous strategic plans for future years. To achieve this, we are reducing general and administrative operations by simplifying, standardizing and outsourcing certain processes and services, rationalizing our mature brands portfolio, consolidating our global manufacturing network while eliminating complexity and enhancing profitability, simplifying our geographic footprint and implementing a more efficient go-to-market model. For instance, in the second quarter we divested our manufacturing operations in Latina, Italy. We expect to realize approximately 90% of the PTI cost savings and cost avoidance on an annualized run-rate basis by the end of 2010. Because the expected $2.5 billion of annual cost savings and avoidance is based on previous strategic plans for future years and because our progress is measured on an annualized run-rate basis, the amount of cost savings and avoidance does not correlate directly with our results of operations. Approximately 60% of the expected $2.5 billion in annual cost savings and cost avoidance relates to marketing, selling and administrative expenses, 20-25% relates to costs of products sold, and 15-20% relates to research and development expenses. In addition to the PTI, we are also moving towards a culture of continuous improvement to enhance efficiency, effectiveness and competitiveness.

Financial Highlights

The following table is a summary of operating activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2010	2009	2010	2009
Net Sales	$4,768	$4,665	$9,575	$8,987

Segment Income	1,180	1,217	2,413	2,287

Net Earnings from Continuing Operations Attributable to BMS	927	880	1,670	1,529
Net Earnings from Discontinued Operations Attributable to BMS	—	103	—	92
Net Earnings Attributable to BMS	927	983	1,670	1,621

Diluted Earnings Per Share from Continuing Operations Attributable to BMS	0.53	0.44	0.96	0.77
Non-GAAP Diluted Earnings Per Share from Continuing Operations Attributable to BMS	0.54	0.48	1.10	0.90

Cash, Cash Equivalents and Marketable Securities			10,249	9,103

Net sales increased 2% for the three months ended June 30, 2010 and increased 7% for the six months ended June 30, 2010 as increased U.S. sales of PLAVIX* and other key products were offset by decreases in mature brand sales and the impact of healthcare reform during both periods.

Segment income decreased 3% for the three months ended June 30, 2010 and increased 6% for the six months ended June 30, 2010. Both periods benefitted from increased sales as well as reduced advertising and product promotion spending, and were negatively impacted by increased noncontrolling interest due to higher profitability attributed to PLAVIX* in the U.S., reduced equity income of affiliates due to decreases in international PLAVIX* net sales from generic competition and increased investment to support our late stage pipeline, recent acquisitions and collaborations.

Net earnings from continuing operations attributable to BMS were impacted by segment results and specified items. Both the three and six months ended June 30, 2010 benefitted from a lower effective tax rate than prior periods.

Diluted earnings per share (EPS) from continuing operations increased 20% and 25% for the three and six months ended June 30, 2010, respectively, primarily due to the reduction in the outstanding number of shares from the Mead Johnson split-off.

Our non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items. Our non-GAAP diluted EPS from continuing operations increased 13% and 22% for the three and six months ended June 30, 2010, respectively, after adjusting for specified items of $17 million and $86 million during the three months ended June 30, 2010 and 2009, respectively, and $241 million and $266 million during the six months ended June 30, 2010 and 2009, respectively. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures, see “—Specified Items” and “—Non-GAAP Financial Measures” below.

Cash flows from operating activities amounted to $1.5 billion during the six months ended June 30, 2010. Primary nonoperating uses of cash, cash equivalents and marketable securities included dividend payments of $1.1 billion, common stock repurchases of $165 million and capital expenditures of $210 million.

Product and Pipeline Developments

The Company manages its research and development (R&D) programs on a portfolio basis, investing resources in each stage of research and development, from early discovery through late-stage development. Our late-stage development programs, which are our investigational compounds that are in Phase III clinical development and our marketed products that are in Phase III development for additional indications or formulations, represent approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. The following are the recent significant developments relating to our marketed products and our late-stage pipeline.

ONGLYZA – a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca PLC (AstraZeneca)

•

In June 2010, the Company and AstraZeneca announced results from a 52-week Phase IIIb study in adults with type 2 diabetes who had inadequate glycemic control on metformin therapy plus diet and exercise. The study found that the addition of ONGLYZA 5 mg to existing metformin therapy achieved the primary objective of demonstrating non-inferiority compared to the addition of titrated glipizide (sulphonylurea) to existing metformin therapy in reducing glycosylated hemoglobin levels. The study also found that treatment with ONGLYZA 5 mg plus metformin resulted in a statistically significant lower proportion of subjects reporting hypoglycemic events and statistically significant weight loss compared to titrated glipizide plus metformin. ONGLYZA 5 mg plus metformin also resulted in a significantly smaller rise per week in HbA1c from week 24 to week 52 compared to titrated glipizide plus metformin.

•

In June 2010, the Company and AstraZeneca announced results from a 76-week Phase III study of ONGLYZA as initial combination therapy with metformin, which produced long-term glycemic improvements (as measured by HbA1c levels) in treatment-naïve adults with type 2 diabetes mellitus inadequately controlled on diet and exercise compared to treatment with an investigational 10 mg dose of ONGLYZA or metformin alone. The study also demonstrated that a higher number of patients were able to achieve the American Diabetes Association recommended glycosylated hemoglobin level target of less than 7% with ONGLYZA and metformin as initial combination therapy, compared to monotherapy of either treatment at week 76.

Dapagliflozin – an oral compound in Phase III development for the treatment of diabetes that is part of our strategic alliance with AstraZeneca

•

In June 2010, findings from a 24-week Phase III clinical study were published that demonstrated that dapagliflozin, administered as monotherapy, achieved statistically significant mean reductions at 5 mg and 10 mg doses once daily in the primary endpoint of glycosylated hemoglobin levels in treatment-naïve adult patients with newly diagnosed type 2 diabetes, compared to placebo.

•

In June 2010, results from a 24-week Phase III clinical study were presented that demonstrated that the addition of dapagliflozin achieved reductions in the primary endpoint, glycosylated hemoglobin level, in inadequately controlled type 2 diabetes patients who were treated with insulin (with or without oral anti-diabetes medications (OADS)), compared to placebo plus insulin (with or without OADS). The study also demonstrated that dapagliflozin achieved reductions in the secondary endpoints that evaluated the change in total body weight from baseline, change in baseline from in mean daily insulin dose and change from baseline in fasting plasma glucose.

ORENCIA – a fusion protein indicated for rheumatoid arthritis

•

In July 2010, the European Commission approved a new indication for ORENCIA, in combination with methotrexate (MTX), for the treatment of moderate to severe rheumatoid arthritis in adult patients who have responded inadequately to previous therapy with one or more disease-modifying anti-rheumatic drugs including MTX or a TNF-alpha inhibitor.

SPRYCEL – an oral inhibitor of multiple tyrosine kinases indicated for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), which is part of our strategic alliance with Otsuka Pharmaceutical Co., Ltd. (Otsuka).

•

In July 2010, the U.S. Food and Drug Administration (FDA) accepted for priority review the sNDA for SPRYCEL for the treatment of adult patients with newly diagnosed chronic myeloid leukemia in chronic phase. The Prescription Drug User Fee Act (PDUFA) date, the date by which action from the FDA is expected, is October 28, 2010.

•

In April 2010, the Type II Variation submission for SPRYCEL for the treatment of adult patients with newly diagnosed chronic myeloid leukemia in chronic phase was validated by the European Medicines Agency.

•

In June 2010, the Company and Otsuka announced Phase III study results in which SPRYCEL 100 mg once daily demonstrated a superior rate of confirmed complete cytogenetic response compared to GLEEVEC*. The study showed that 77 percent of SPRYCEL patients versus 66 percent of GLEEVEC* patients achieved confirmed complete cytogenetic response rates by 12 months.

•

In June 2010, the Company and Otsuka announced four year follow-up results from a Phase III randomized, open-label, dose-optimization study of SPRYCEL in chronic-phase chronic myeloid leukemia patients resistant or intolerant to GLEEVEC*. At four years, for all patients administered SPRYCEL 100 mg once daily, overall survival was 82% (95% CI: 76%-88%) and progression-free survival was 66% (95% CI: 57%-74%). The four-year safety data from this study are consistent with the previously reported safety profile of SPRYCEL 100 mg once daily.

Apixaban – an oral Factor Xa inhibitor in Phase III development for the prevention of venous thromboembolic disorders, the treatment of acute coronary syndrome and stroke prevention in atrial fibrillation that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In June 2010, the Company and Pfizer announced that the Phase III AVERROES clinical trial of apixaban in patients with atrial fibrillation is closing early due to clear evidence of efficacy. An interim analysis by the Independent Data Monitoring Committee showed a clinically important reduction in stroke and systematic embolism in patients with atrial fibrillation considered intolerant of or unsuitable for warfarin therapy who received apixaban as compared to aspirin. This interim analysis also demonstrated an acceptable safety profile for apixaban compared to aspirin.

Belatacept – a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. The FDA accepted for filing and review our submission of a biologic license application for belatacept in September 2009.

•

In May 2010, the FDA issued a complete response letter regarding the Biologics License Application for belatacept in kidney transplant. While no new clinical studies have been requested, the complete response letter requests 36 month data from the ongoing Phase III studies to further evaluate the long-term effects of belatacept. The Biologics License Application submitted for belatacept included 24 month data from the Phase III studies. Other requests raised in the letter primarily relate to information to support the manufacturing of belatacept and the proposed risk evaluation and mitigation strategy (REMS). We are working with the FDA to provide the data as soon as they are available and we expect to be able to provide a response to the FDA by the fourth quarter of this year.

•	In May 2010, belatacept was the subject of eight clinical presentations related to kidney transplantation at the American Transplant Congress.

Ipilimumab – a monoclonal antibody currently in Phase III development for the treatment of metastatic melanoma. It is also being studied for lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer.

•	In May 2010, the ipilimumab Marketing Authorization Application for metastatic melanoma in pre-treated patients was validated by the European Medicines Agency.

•

In June 2010, the Company announced positive results from a Phase III randomized double blind study of ipilimumab which demonstrated that overall survival was significantly extended in patients with previously-treated metastatic melanoma who received ipilimumab. The results were statistically significant for patients receiving ipilimumab alone or ipilimumab in combination with a gp100 peptide vaccine when compared to those patients who received the control therapy of gp100 alone. Forty-four to 46 percent of patients treated with ipilimumab were alive at one year compared to 25 percent of patients treated with the control arm. At two years, 22 to 24 percent of patients treated with ipilimumab were alive compared to 14 percent of patients treated with the control arm.

•

In May 2010, the Company announced positive results from a randomized Phase II study evaluating ipilimumab in combination with standard chemotherapy in previously untreated patients with advanced non-small cell lung cancer. The study, known as 041, met the predefined criteria for significant improvement (p-value of <0.1) in immune-related progression-free survival, the primary endpoint, over chemotherapy alone. An additional analysis of progression-free survival, assessed using the traditional modified World Health Organization criteria, also reached statistical significance in one of the two dosing schedules that combined ipilimumab with standard chemotherapy.

XL184 – In June 2010, the Company terminated its development collaboration with Exelixis, Inc. (Exelixis) for the experimental cancer drug XL184 with all rights returning to Exelixis.

Three Months Results of Operations

Our results of continuing operations exclude the results of the Mead Johnson business prior to its split-off in December 2009. This business has been segregated from continuing operations and included in discontinued operations for the three months ended June 30, 2009, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Three Months Ended June 30,
Dollars in Millions	2010	2009	% Change
Net Sales	$4,768	$4,665	2%
Earnings from Continuing Operations before Income Taxes	$1,592	$1,522	5%
% of net sales	33.4%	32.6%
Provision for Income Taxes	$324	$353	(8)%
Effective tax rate	20.4%	23.2%
Net Earnings from Continuing Operations	$1,268	$1,169	8%
% of net sales	26.6%	25.1%
Attributable to Noncontrolling Interest	$341	$289	18%
% of net sales	7.2%	6.2%
Attributable to Bristol-Myers Squibb Company	$927	$880	5%
% of net sales	19.4%	18.9%

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended June 30,			2010 vs. 2009
	Net Sales			Analysis of % Change
Dollars in Millions	2010	2009	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,105	$2,974	4%	1%	3%	—
Non-U.S.	1,663	1,691	(2)%	—	(3)%	1%

Total	$4,768	$4,665	2%	1%	1%	—

Various key U.S. products contributed to the growth in net sales. PLAVIX* represented 48% of total U.S. net sales and contributed 79% of total growth in U.S. net sales.

International net sales decreased 2%, including a 1% favorable foreign exchange impact. Three months ended June 30, 2010 net sales were negatively impacted by mature brands divested in prior periods; a 10% reduction in PLAVIX* net sales (including a 5% favorable foreign exchange impact) due to generic competition in comarketing countries; and increased pricing pressures in certain European countries. Offsetting these decreases were increases in various key products, including BARACLUDE (29%), ABILIFY* (14%), the HIV portfolio (4%) (which includes REYATAZ and the SUSTIVA Franchise), SPRYCEL (22%) and ORENCIA (28%). Our reported international net sales do not include copromotion sales reported by our alliance partner sanofi-aventis (sanofi) for PLAVIX* and AVAPRO*/AVALIDE*.

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

We recognize revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended June 30,
Dollars in Millions	2010	2009
Gross Sales	$5,287	$5,061
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(132)	(129)
Cash Discounts	(68)	(63)
Managed Healthcare Rebates and Other Contract Discounts	(124)	(114)
Medicaid Rebates	(118)	(35)
Sales Returns	(12)	(13)
Other Adjustments	(65)	(42)

Total Gross-to-Net Sales Adjustments	(519)	(396)

Net Sales	$4,768	$4,665

Gross-to-net sales adjustments as a percentage of gross sales were 9.8% in 2010 and 7.8% in 2009 and are typically correlated with gross sales trends, changes in sales mix and contractual and legislative discounts and rebates.

The enactment of healthcare reform in March 2010 impacted the Medicaid rebates adjustment for the three months ended June 30, 2010 due to the increase in the minimum Medicaid rebate on drug sales from 15.1% to 23.1% retroactive to January 1, 2010 and the extension of the Medicaid rebate rate to drugs sold to risk-based Medicaid managed care organizations. The 2009 Medicaid rebates were impacted by the Center for Medicare and Medicaid Services policy group’s approval of the Company’s revised calculations for determining Medicaid rebates for the three year period 2002 through 2004, resulting in a $34 million reduction in the Medicaid liability at June 30, 2009. Expected future increases to gross-to-net sales adjustments related to healthcare reform are further discussed in “—Executive Summary—Healthcare Reform” above.

Net sales of key products represented 84% and 81% of total net sales in the second quarter of 2010 and 2009, respectively. The following table details U.S. and international net sales by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances is provided below:

	Three Months Ended June 30,
Dollars in Millions	2010	2009	% Change	% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$1,496	$1,393	7%	—
Non-U.S.	131	146	(10)%	5%
Total	1,627	1,539	6%	1%
AVAPRO*/AVALIDE*
U.S.	170	179	(5)%	—
Non-U.S.	137	134	2%	3%
Total	307	313	(2)%	1%
Virology
REYATAZ
U.S.	185	169	9%	—
Non-U.S.	172	162	6%	(2)%
Total	357	331	8%	(1)%
SUSTIVA Franchise (total revenue)
U.S.	213	194	10%	—
Non-U.S.	118	118	—	(4)%
Total	331	312	6%	(1)%
BARACLUDE
U.S.	42	39	8%	—
Non-U.S.	181	140	29%	3%
Total	223	179	25%	2%
Oncology
ERBITUX*
U.S.	168	171	(2)%	—
Non-U.S.	4	2	100%	9%
Total	172	173	(1)%	—
SPRYCEL
U.S.	42	33	27%	—
Non-U.S.	90	74	22%	—
Total	132	107	23%	—
IXEMPRA
U.S.	26	26	—	—
Non-U.S.	3	3	—	4%
Total	29	29	—	—
Neuroscience
ABILIFY*
U.S.	491	518	(5)%	—
Non-U.S.	142	125	14%	(2)%
Total	633	643	(2)%	(1)%
Immunoscience
ORENCIA
U.S.	137	116	18%	—
Non-U.S.	41	32	28%	—
Total	178	148	20%	—
Metabolics
ONGLYZA
U.S.	23	—	N/A	N/A
Non-U.S.	5	—	N/A	N/A
Total	28	—	N/A	N/A

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with sanofi

•	U.S. net sales increased primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased 1%.

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

•	U.S. net sales decreased primarily due to a 17% reduction in estimated total U.S. prescription demand partially offset by higher average net selling prices.

•	International net sales increased primarily due to favorable foreign exchange.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of 6%.

•	International net sales increased primarily due to higher demand across most international markets.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased primarily due to higher demand as well as higher average net selling prices. Estimated total U.S. prescription demand increased 10%.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Sold primarily in international markets, net sales increased mainly due to continued higher demand.

•	U.S. net sales increased primarily due to higher estimated U.S. prescription demand of 15%.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly

•	Sold almost exclusively in the U.S., net sales remained relatively flat.

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

•	Worldwide net sales remained flat.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales decreased primarily due to the reduction in our contractual share of net sales recognized from 65% to 58% and increased Medicaid rebates from healthcare reform. The decrease was partially offset by higher average net selling prices and increased overall demand. Estimated total U.S. prescription demand increased 5%.

•	International net sales increased primarily due to increased prescription demand.

ORENCIA — a fusion protein indicated for rheumatoid arthritis

•	U.S. net sales increased due to demand and higher average selling prices.

•	International net sales increased primarily due to higher demand.

ONGLYZA — a once-daily oral tablet for the treatment of type 2 diabetes

•	ONGLYZA was launched in various countries after the second quarter of 2009.

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

Estimated End-User Demand

The following table sets forth for each of our key products sold in the U.S. for the three months ended June 30, 2010 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

			Three Months Ended June 30,				At June 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
PLAVIX*	$1,496	$1,393	7%	15%	(1)%	3%	0.4	0.4
AVAPRO*/AVALIDE*	170	179	(5)%	(3)%	(17)%	(10)%	0.4	0.4
REYATAZ	185	169	9%	6%	6%	7%	0.4	0.5
SUSTIVA Franchise (a)	213	194	10%	13%	10%	9%	0.4	0.5
BARACLUDE	42	39	8%	11%	15%	12%	0.5	0.5
ERBITUX*(b)	168	171	(2)%	(11)%	N/A	N/A	0.4	0.4
SPRYCEL	42	33	27%	57%	7%	8%	0.7	0.8
IXEMPRA(b)	26	26	—	—	N/A	N/A	0.5	0.6
ABILIFY*	491	518	(5)%	29%	5%	29%	0.4	0.4
ORENCIA(b)	137	116	18%	33%	N/A	N/A	0.4	0.4
ONGLYZA(c)	23	—	N/A	N/A	N/A	N/A	0.4	—

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described in our 2009 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. In the case of the Company’s U.S. Pharmaceuticals products at June 30, 2010, there were no products to disclose. The following are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2010:

At March 31, 2010, VIDEX/VIDEX EC, an antiviral product, had approximately 1.8 months of inventory on hand internationally at direct customers compared to approximately 1.3 months of inventory on hand at December 31, 2009. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

At March 31, 2010, FERVEX, a cold and flu product had approximately 7.4 months of inventory on hand internationally at direct customers compared to approximately 3.9 months of inventory on hand at December 31, 2009. The increased level of inventory on hand was primarily due to lower demand attributed to a mild flu season.

At March 31, 2010, LUFTAL, an antacid product, had approximately 1.2 months of inventory on hand internationally at direct customers. The level of inventory on hand was due to the recent launch of LUFTAL in Mexico.

At March 31, 2010, PRINCIPEN, an antibiotic, had approximately 1.2 months of inventory on hand internationally at direct customers compared to approximately 0.8 months of inventory on hand at December 31, 2009. The increased level of inventory on hand was primarily due to a temporary build-up of inventory as a result of a distributor change in Mexico at month-end.

At March 31, 2010, PICOT, an antacid product, had approximately 1.3 months of inventory on hand internationally at direct customers compared to approximately 0.9 months of inventory on hand at December 31, 2009. The increased level of inventory on hand was primarily due to a temporary build-up of inventory as a result of a distributor change in Mexico at month-end.

At March 31, 2010, TEMPRA, an analgesic product, had approximately 1.1 months of inventory on hand internationally at direct customers compared to approximately 0.9 months of inventory on hand at December 31, 2009. The increased level of inventory on hand was primarily due to a temporary build-up of inventory as a result of a distributor change in Mexico at month-end.

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

For products in the U.S. that are not sold exclusively through wholesalers or distributors and for our business outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2010 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are the U.S., France, Canada, Japan, Italy, Spain, Germany, China and the United Kingdom. Our net sales by geographic area, based on the location of the customer, were as follows:

	Three Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
United States	$3,105	$2,974	4%	65%	64%
Europe	822	883	(7)%	17%	19%
Latin America, Middle East and Africa	199	215	(7)%	4%	4%
Japan, Asia Pacific and Canada	403	372	8%	9%	8%
Emerging Markets	201	174	16%	4%	4%
Other	38	47	(19)%	1%	1%

Total	$4,768	$4,665	2%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—Net Sales” above.

Net sales in Europe decreased primarily due to a 4% unfavorable foreign exchange impact due to the strengthening of the U.S. dollar against the Euro and the British pound. Increased net sales of ABILIFY*, the HIV portfolio, BARACLUDE, SPRYCEL and ORENCIA were partially offset by decreases in net sales of certain mature brands and increased generic competition for PLAVIX*. Due to the heightening financial challenges in European countries, healthcare payers continue to explore ways to reduce the cost of healthcare including actions that would directly or indirectly impose additional price reductions and support the expanded use of generic drugs. These measures include, but are not limited to, mandatory discounts, rebates and other price reductions on product sales.

Net sales in Latin America, Middle East and Africa decreased primarily due to decreased net sales of certain mature brands, partially offset by a 1% favorable foreign exchange impact.

Net sales in Japan, Asia Pacific and Canada were impacted by a 10% favorable foreign exchange impact. Excluding the impact of foreign exchange, increased sales of BARACLUDE and SPRYCEL were more than offset by decreased net sales of PLAVIX* and TAXOL attributed to increasing generic competition as well as decreased net sales of certain mature brands.

Emerging Markets include Brazil, Russia, India, China and Turkey. Net sales in Emerging Markets increased primarily due to a 6% favorable foreign exchange impact in addition to increased sales of BARACLUDE, REYATAZ and ABILIFY*.

No country outside the U.S. contributed more than 10% of our total net sales during the three months ended June 30, 2010 and 2009.

Expenses

	Three Months Ended June 30,
	Expenses			% of Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
Cost of products sold	$1,277	$1,225	4%	26.8%	26.3%
Marketing, selling and administrative	894	922	(3)%	18.8%	19.8%
Advertising and product promotion	263	298	(12)%	5.5%	6.4%
Research and development	822	811	1%	17.2%	17.4%
Provision for restructuring	24	19	26%	0.5%	0.4%
Litigation expense	—	28	(100)%	—	0.6%
Equity in net income of affiliates	(85)	(150)	(43)%	(1.8)%	(3.2)%
Other (income)/expense	(19)	(10)	90%	(0.4)%	(0.3)%

Total Expenses	$3,176	$3,143	1%	66.6%	67.4%

**	Change in excess of 200%.

Cost of products sold

The increase in cost of products sold as a percentage of net sales was primarily attributed to the reduction in our share of ABILIFY* sales related to the extended commercialization and manufacturing agreement for ABILIFY*, the collaboration fee paid to Otsuka related to the SPRYCEL and IXEMPRA Oncology collaboration beginning in 2010 and higher manufacturing costs partially offset by a more favorable product mix.

Beginning in the first quarter of 2010, our portion of ABILIFY*’s U.S. net sales recognized decreased from 65% to 58%. In addition, we began to pay a collaboration fee to Otsuka, totaling $32 million for the three months ended June 30, 2010, under the Oncology collaboration for SPRYCEL and IXEMPRA. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion.

Marketing, selling and administrative

The decrease was primarily due to Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA operating expenses, beginning January 1, 2010, the reduction in our ABILIFY* sales force, as Otsuka established its own sales force for the promotion of the above products, and a reduction in sales related activities of certain key products to coincide with their respective life cycles, offset by increased spending for the ONGLYZA launch and other pipeline products. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion.

Advertising and product promotion

The decrease was attributed to reduced spending on the promotion of certain key products to coincide with their product life cycle and Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA advertising and product promotion expenses partially offset by increased spending for the ONGLYZA launch and other pipeline products.

Research and development

The increase was attributed to additional support of our maturing pipeline and compounds obtained from our string-of-pearls strategy and a $17 million payment to Exelixis to end our development collaboration for the experimental cancer drug XL184. Upfront licensing and milestone payments of $29 million were paid to ZymoGenetics and Albany Molecular in the second quarter of 2009. There were no upfront and milestone payments in the second quarter of 2010.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to the timing of certain PTI and continuous improvement initiatives.

Litigation expense

The 2009 expense was primarily due to the establishment of an additional $25 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

The decrease was attributed to the continued impact of generic clopidogrel competition on international PLAVIX* net sales. This unfavorable trend is expected to continue in future periods. For additional information, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense

Other (income)/expense includes:

	Three Months Ended June 30,
Dollars in Millions	2010	2009
Interest expense	$32	$42
Interest income	(16)	(14)
Impairment and loss on sale of manufacturing operations	15	—
Gain on debt buyback and termination of interest rate swap agreements	—	(11)
Net foreign exchange transaction (gains)/losses	(16)	17
Gain on sale of product lines, businesses and assets	(5)	(11)
Net royalty income and amortization of upfront licensing and milestone payments received from alliance partners	(44)	(34)
Pension curtailment and settlement charges	14	25
Other	1	(24)

Other (income)/expense	$(19)	$(10)

•	Interest expense decreased primarily due to lower interest rates.

•	Impairment and loss on sale of manufacturing operations was attributed to the disposal of our manufacturing operations in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone receipts related to our alliances.

Specified Items

During the quarters ended June 30, 2010 and 2009, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Three Months Ended June 30, 2010

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$24	$—	$—	$24
Impairment and loss on sale of manufacturing operations	—	—	—	—	—	15	15
Accelerated depreciation, asset impairment and other shutdown costs	27	—	—	—	—	—	27
Pension settlements/curtailments	—	—	—	—	—	5	5
Process standardization implementation costs	—	6	—	—	—	—	6

Total Restructuring	27	6	—	24	—	20	77
Other:
Upfront licensing, milestone and other payments	—	—	17	—	—	—	17

Total	$27	$6	$17	$24	$—	$20	94

Income taxes on items above							(18)
Out-of-period tax adjustment							(59)

Decrease to Net Earnings from Continuing Operations							$17

Three Months Ended June 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$17	$—	$—	$17
Accelerated depreciation, asset impairment and other shutdown costs	24	—	—	2	—	—	26
Pension settlements/curtailments	—	—	—	—	—	25	25
Process standardization implementation costs	—	25	—	—	—	—	25
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(11)	(11)

Total Restructuring	24	25	—	19	—	14	82

Other:
Litigation charges	—	—	—	—	28	—	28
Upfront licensing and milestone payments	—	—	29	—	—	—	29
Debt buyback and swap terminations	—	—	—	—	—	(11)	(11)

Total	$24	$25	$29	$19	$28	$3	128

Income taxes on items above							(42)

Decrease to Net Earnings from Continuing Operations							$86

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

A reconciliation of GAAP to non-GAAP follows:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$927	$17	$944	$880	$86	$966
Earnings attributable to unvested restricted shares	(3)	—	(3)	(5)	—	(5)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$924	$17	$941	$875	$86	$961

Average Common Shares Outstanding—Diluted	1,728	—	1,728	1,983	—	1,983

Diluted EPS from Continuing Operations Attributable to BMS	$0.53	$0.01	$0.54	$0.44	$0.04	$0.48

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 20.4% for the three months ended June 30, 2010 compared to 23.2% for the three months ended June 30, 2009. See “Item 1. Financial Statements—Note 7. Income Taxes” for further discussion.

Discontinued Operations

As discussed in our 2009 Annual Report on Form 10-K, we completed the split-off of Mead Johnson in December 2009. The results of the Mead Johnson business are included in net earnings from discontinued operations for the three months ended June 30, 2009. See “Item 1. Financial Statements—Note 5. Discontinued Operations” for further discussion.

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

	Three Months Ended June 30,
Dollars in Millions	2010	2009
sanofi partnerships	$500	$424
Other	6	9

Noncontrolling interest—pre-tax	506	433
Income taxes	165	144

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	341	289
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	26

Net earnings attributable to noncontrolling interest—net of taxes	$341	$315

Six Months Results of Operations

Our results of continuing operations exclude the results of the Mead Johnson business prior to its split-off in December 2009. This business has been segregated from continuing operations and included in discontinued operations for the six months ended June 30, 2009, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Six Months Ended June 30,
Dollars in Millions	2010	2009	% Change
Net Sales	$9,575	$8,987	7%
Earnings from Continuing Operations before Income Taxes	$3,044	$2,717	12%
% of net sales	31.8%	30.2%
Provision for Income Taxes	$675	$628	7%
Effective tax rate	22.2%	23.1%
Net Earnings from Continuing Operations	$2,369	$2,089	13%
% of net sales	24.7%	23.2%
Attributable to Noncontrolling Interest	$699	$560	25%
% of net sales	7.3%	6.2%
Attributable to Bristol-Myers Squibb Company	$1,670	$1,529	9%
% of net sales	17.4%	17.0%

Net Sales

The composition of the change in net sales was as follows:

	Six Months Ended June 30,		2010 vs. 2009
	Net Sales		Analysis of % Change
Dollars in Millions	2010	2009	Total Change	Volume	Price	Foreign Exchange
U.S.	$6,194	$5,740	8%	3%	5%	—
Non-U.S.	3,381	3,247	4%	2%	(2)%	4%

Total	$9,575	$8,987	7%	3%	2%	2%

Most of the key U.S. products contributed to the growth in net sales. PLAVIX* represented 49% of total U.S. net sales and contributed 74% of total growth in U.S. net sales.

International net sales increased 4%, including a 4% favorable foreign exchange impact due to growth in various key products, including BARACLUDE (39%), ABILIFY* (24%), the HIV portfolio (13%), SPRYCEL (39%) and ORENCIA (47%). Offsetting these increases were a decrease in mature brand sales and a 7% reduction in PLAVIX* net sales (including an 8% favorable foreign exchange impact).

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

The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Six Months Ended June 30,
Dollars in Millions	2010	2009
Gross Sales	$10,572	$9,800
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(268)	(245)
Cash Discounts	(134)	(123)
Managed Healthcare Rebates and Other Contract Discounts	(239)	(214)
Medicaid Rebates	(214)	(98)
Sales Returns	(11)	(38)
Other Adjustments	(131)	(95)

Total Gross-to-Net Sales Adjustments	(997)	(813)

Net Sales	$9,575	$8,987

Gross-to-net sales adjustments as a percentage of gross sales were 9.4% in 2010 and 8.3% in 2009 and are typically correlated with gross sales trends, changes in sales mix and contractual and legislative discounts and rebates.

The enactment of healthcare reform in March 2010 impacted the Medicaid rebates adjustment for the six months ended June 30, 2010 due to the increase in the minimum Medicaid rebate on drug sales from 15.1% to 23.1% retroactive to January 1, 2010 and the extension of the above rebate increase on drugs sold to risk-based Medicaid managed care organizations. Expected future increases to gross-to-net sales adjustments related to healthcare reform are further discussed in “—Executive Summary—Healthcare Reform” above.

Prime vendor charge-backs and managed healthcare rebates and other contract discounts increased primarily due to higher average PLAVIX* selling prices and increased sales. Sales returns decreased primarily due to reduced provisions from various mature brands and certain key brands including REYATAZ and ORENCIA based upon a reduction in historical returns for such products.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2010	$42	$26	$199	$166	$169	$88	$690
Provision related to sales made in current period	269	134	238	215	31	133	1,020
Provision related to sales made in prior periods	(1)	—	1	(1)	(20)	(2)	(23)
Returns and payments	(273)	(134)	(218)	(152)	(40)	(126)	(943)
Impact of foreign currency translation	—	—	(1)	—	(2)	(7)	(10)

Balance at June 30, 2010	$37	$26	$219	$228	$138	$86	$734

Net sales of key products represented 84% and 81% of total net sales in the first six months of 2010 and 2009, respectively. The following table details U.S. and international net sales by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances is provided below:

	Six Months Ended June 30,
Dollars in Millions	2010	2009	% Change	% Change Attributable to Foreign Exchange
Cardiovascular
PLAVIX*
U.S.	$3,027	$2,689	13%	—
Non-U.S.	266	285	(7)%	8%
Total	3,293	2,974	11%	1%
AVAPRO*/AVALIDE*
U.S.	356	352	1%	—
Non-U.S.	265	263	1%	7%
Total	621	615	1%	3%
Virology
REYATAZ
U.S.	371	345	8%	—
Non-U.S.	359	308	17%	3%
Total	730	653	12%	1%
SUSTIVA Franchise (total revenue)
U.S.	427	384	11%	—
Non-U.S.	239	220	9%	2%
Total	666	604	10%	1%
BARACLUDE
U.S.	84	75	12%	—
Non-U.S.	355	256	39%	6%
Total	439	331	33%	4%
Oncology
ERBITUX*
U.S.	331	333	(1)%	—
Non-U.S.	7	4	75%	9%
Total	338	337	—	—
SPRYCEL
U.S.	80	63	27%	—
Non-U.S.	183	132	39%	6%
Total	263	195	35%	4%
IXEMPRA
U.S.	51	48	6%	—
Non-U.S.	7	5	40%	4%
Total	58	53	9%	—
Neuroscience
ABILIFY*
U.S.	961	999	(4)%	—
Non-U.S.	289	233	24%	3%
Total	1,250	1,232	1%	—
Immunoscience
ORENCIA
U.S.	263	215	22%	—
Non-U.S.	84	57	47%	6%
Total	347	272	28%	1%
Metabolics
ONGLYZA
U.S.	29	—	N/A	N/A
Non-U.S.	9	—	N/A	N/A
Total	38	—	N/A	N/A

PLAVIX*

•	U.S. net sales increased primarily due to higher average net selling prices and, to a lesser extent, increased demand. Estimated total U.S. prescription demand increased 1%.

•

International net sales continue to be negatively impacted by the launch of generic clopidogrel products in comarketing countries. The impact was partially offset by favorable foreign exchange. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE*

•	U.S. net sales increased primarily due to higher average net selling prices partially offset by a 15% decrease in estimated total U.S. prescription demand.

•	International net sales increased primarily due to higher average selling prices partially offset by decreased prescription demand.

REYATAZ

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of 7%.

•	International net sales increased primarily due to higher demand across most international markets.

SUSTIVA Franchise

•	U.S. net sales increased primarily due to higher demand as well as higher average net selling prices. Estimated total U.S. prescription demand increased 10%.

•	International net sales increased primarily due to continued demand in the EU.

BARACLUDE

•	Sold primarily in international markets, net sales increased primarily due to higher demand.

•	U.S. net sales increased primarily due to higher estimated U.S. prescription demand of 14%.

ERBITUX*

•	Sold almost exclusively in the U.S., net sales remained relatively flat.

SPRYCEL

•	U.S. net sales increased primarily due to increased demand and higher average net selling prices. Estimated total U.S. demand increased 7%.

•	International net sales increased primarily due to higher demand.

IXEMPRA

•	Worldwide net sales increased primarily due to higher demand.

ABILIFY*

•

U.S. net sales decreased primarily due to the reduction in our contractual share of net sales recognized from 65% to 58% and increased Medicaid rebates from healthcare reform. The decrease was partially offset by increased overall demand and higher average net selling prices. Estimated total U.S. prescription demand increased 7%.

•	International net sales increased primarily due to increased prescription demand and a favorable foreign exchange impact.

ORENCIA

•	U.S. net sales increased due to demand and higher average selling prices.

•	International net sales increased primarily due to higher demand.

For an explanation of the U.S. prescription data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Estimated End-User Demand

The following table sets forth for each of our key products sold by the U.S. for the six months ended June 30, 2010 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

	Six Months Ended June 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions
Dollars in Millions	2010	2009	2010	2009	2010	2009
PLAVIX*	$3,027	$2,689	13%	15%	1%	3%
AVAPRO*/AVALIDE*	356	352	1%	(2)%	(15)%	(9)%
REYATAZ	371	345	8%	8%	7%	7%
SUSTIVA Franchise (a)	427	384	11%	11%	10%	9%
BARACLUDE	84	75	12%	17%	14%	15%
ERBITUX*(b)	331	333	(1)%	(12)%	N/A	N/A
SPRYCEL	80	63	27%	54%	7%	5%
IXEMPRA(b)	51	48	6%	(6)%	N/A	N/A
ABILIFY*	961	999	(4)%	33%	7%	30%
ORENCIA(b)	263	215	22%	34%	N/A	N/A
ONGLYZA(c)	29	—	N/A	—	N/A	N/A

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009.

For an explanation of the data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are the U.S., France, Canada, Italy, Japan, Spain, Germany, China and the United Kingdom. Our net sales by geographic area, based on the location of the customer, were as follows:

	Six Months Ended June 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
United States	$6,194	$5,740	8%	65%	64%
Europe	1,708	1,710	—	18%	19%
Latin America, Middle East and Africa	424	411	3%	4%	4%
Japan, Asia Pacific and Canada	774	698	11%	8%	8%
Emerging Markets	404	340	19%	4%	4%
Other	71	88	(19)%	1%	1%

Total	$9,575	$8,987	7%	100%	100%

Net sales in the U.S. increased primarily due to items previously discussed in “—Net Sales” above.

Net sales in Europe remained flat including a 1% favorable foreign exchange impact. Increased sales of ABILIFY*, the HIV portfolio, SPRYCEL, BARACLUDE and ORENCIA were offset by decreases in net sales of certain mature brands and increased generic competition for PLAVIX*. Due to the heightening financial challenges in European countries, healthcare payers continue to explore ways to reduce the cost of healthcare including actions that would directly or indirectly impose additional price reductions and support the expanded use of generic drugs. The negative impact of such measures to our business include, but is not limited to, mandatory discounts and other price reductions on product sales.

Net sales in Latin America, Middle East and Africa increased primarily due to a 4% favorable foreign exchange impact in addition to increased sales of SPRYCEL, BARACLUDE, REYATAZ and ORENCIA, partially offset by decreased net sales of certain mature brands.

Net sales in Japan, Asia Pacific and Canada were impacted by a 12% favorable foreign exchange impact. Excluding the impact of foreign exchange, increased sales of BARACLUDE, SPRYCEL, ABILIFY*, ORENCIA and REYATAZ were offset by decreased net sales of PLAVIX* and TAXOL attributed to increasing generic competition as well as decreased net sales of certain mature brands.

Net sales in Emerging Markets increased primarily due to a 7% favorable foreign exchange impact in addition to increased sales of BARACLUDE, REYATAZ, SPRYCEL and ABILIFY*.

No country outside the U.S. contributed more than 10% of our total net sales during the six months ended June 30, 2010 and 2009.

Expenses

	Six Months Ended June 30,
	Expenses			% of Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
Cost of products sold	$2,583	$2,390	8%	27.0%	26.6%
Marketing, selling and administrative	1,794	1,823	(2)%	18.7%	20.3%
Advertising and product promotion	475	546	(13)%	5.0%	6.1%
Research and development	1,732	1,719	1%	18.1%	19.1%
Provision for restructuring	35	38	(8)%	0.4%	0.4%
Litigation expense	—	132	(100)%	—	1.5%
Equity in net income of affiliates	(182)	(296)	(39)%	(1.9)%	(3.3)%
Other (income)/expense	94	(82)	**	0.9%	(0.9)%

Total Expenses	$6,531	$6,270	4%	68.2%	69.8%

**	Change in excess of 200%.

Cost of products sold

The increase in cost of products sold as a percentage of net sales was primarily attributed to the reduction in our share of ABILIFY* sales related to the extended commercialization and manufacturing agreement for ABILIFY*, and the collaboration fee paid to Otsuka under the SPRYCEL and IXEMPRA Oncology collaboration beginning in 2010 partially offset by higher average net selling prices and a more favorable product mix.

Marketing, selling and administrative

The decrease was primarily attributed to Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA operating expenses, beginning January 1, 2010, the reduction in our ABILIFY* sales force, as Otsuka established its own sales force for the promotion of the above products, and a reduction in sales related activities of certain key products to coincide with their respective life cycles, offset by increased spending for the ONGLYZA launch and other pipeline products.

Advertising and product promotion

The decrease was attributed to reduced spending on the promotion of certain key products to coincide with their product life cycle and Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA advertising and product promotion expenses partially offset by increased spending for the ONGLYZA launch and other pipeline products.

Research and development

The increase was attributed to additional support of our maturing pipeline and compounds obtained from our string-of-pearls strategy and a $17 million payment to Exelixis to end our development collaboration for the experimental cancer drug XL184 partially offset by decreased upfront licensing and milestone payments. Upfront licensing and milestone payments of $55 million were paid to Allergan and PDL BioPharma Inc. during the first six months of 2010 and $174 million were paid to ZymoGenetics, Nissan and Albany Molecular in the first six months of 2009.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to the timing of the implementation of certain PTI and continuous improvement initiatives.

Litigation expense

The 2009 expense was primarily due to the establishment of a $125 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

The decrease was attributed to the continued impact of generic clopidogrel competition on international PLAVIX* net sales.

Other (income)/expense

Other (income)/expense includes:

	Six Months Ended June 30,
Dollars in Millions	2010	2009
Interest expense	$65	$94
Interest income	(31)	(27)
Impairment and loss on sale of manufacturing operations	215	—
Gain on debt buyback and termination of interest rate swap agreements	—	(11)
Net foreign exchange transaction (gains)/losses	(32)	4
Gain on sale of product lines, businesses and assets	(15)	(55)
Net royalty income and amortization of upfront licensing and milestone payments received from alliance partners	(94)	(69)
Pension curtailment and settlement charges	14	25
Other	(28)	(43)

Other (income)/expense	$94	$(82)

•	Interest expense decreased primarily due to lower interest rates.

•	Impairment and loss on sale of manufacturing operations was attributed to the disposal of our manufacturing operations in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

•	Gain on sale of product lines, businesses and assets were primarily related to the sale of mature brands, including the Pakistan business in 2009.

•	Net royalty and alliance partners’ activity includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone receipts related to our alliances.

Specified Items

During the six months ended June 30, 2010 and 2009, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Six Months Ended June 30, 2010

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$35	$—	$—	$35
Impairment and loss on sale of manufacturing operations	—	—	—	—	—	215	215
Accelerated depreciation, asset impairment and other shutdown costs	58	—	—	—	—	—	58
Pension settlements/curtailments	—	—	—	—	—	5	5
Process standardization implementation costs	—	19	—	—	—	—	19

Total Restructuring	58	19	—	35	—	220	332
Other:
Upfront licensing, milestone and other payments	—	—	72	—	—	—	72

Total	$58	$19	$72	$35	$—	$220	404

Income taxes on items above							(104)
Out-of-period tax adjustment							(59)

Decrease to Net Earnings from Continuing Operations							$241

Six Months Ended June 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$32	$—	$—	$32
Accelerated depreciation, asset impairment and other shutdown costs	50	—	—	6	—	—	56
Pension settlements/curtailments	—	—	—	—	—	25	25
Process standardization implementation costs	—	45	—	—	—	—	45
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(55)	(55)

Total Restructuring	50	45	—	38	—	(30)	103
Other:
Litigation charges	—	—	—	—	132	—	132
Upfront licensing and milestone payments	—	—	174	—	—	—	174
Debt buyback and swap terminations	—	—	—	—	—	(11)	(11)
Product liability	8	—	—	—	—	(5)	3

Total	$58	$45	$174	$38	$132	$(46)	401

Income taxes on items above							(135)

Decrease to Net Earnings from Continuing Operations							$266

Non-GAAP Financial Measures

A reconciliation of GAAP to non-GAAP follows:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$1,670	$241	$1,911	$1,529	$266	$1,795
Earnings attributable to unvested restricted shares	(7)	—	(7)	(9)	—	(9)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$1,663	$241	$1,904	$1,520	$266	$1,786

Average Common Shares Outstanding—Diluted	1,727	—	1,727	1,982	—	1,982

Diluted EPS from Continuing Operations Attributable to BMS	$0.96	$0.14	$1.10	$0.77	$0.13	$0.90

For an explanation of the data presented above, see “—Three Months Results of Operations.”

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 22.2% for the six months ended June 30, 2010 compared to 23.1% for the six months ended June 30, 2009. See “Item 1. Financial Statements—Note 7. Income Taxes” for further discussion.

Discontinued Operations

As discussed in our 2009 Annual Report on Form 10-K, we completed the split-off of Mead Johnson in December 2009. The results of the Mead Johnson business are included in net earnings from discontinued operations for the six months ended June 30, 2009. See “Item 1. Financial Statements—Note 5. Discontinued Operations” for further discussion.

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

	Six Months Ended June 30,
Dollars in Millions	2010	2009
sanofi partnerships	$1,020	$815
Other	15	16

Noncontrolling interest—pre-tax	1,035	831
Income taxes	336	271

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	699	560
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	38

Net earnings attributable to noncontrolling interest—net of taxes	$699	$598

Financial Position, Liquidity and Capital Resources

Net cash position was as follows:

Dollars in Millions	June 30, 2010	December 31, 2009
Cash and cash equivalents	$5,918	$7,683
Marketable securities—current	1,536	831
Marketable securities—non-current	2,795	1,369

Total	10,249	9,883

Short-term borrowings, including current portion of long-term debt	290	231
Long-term debt	6,248	6,130

Total debt	6,538	6,361

Net cash position	$3,711	$3,522

We maintain a significant level of working capital, which was approximately $7.1 billion at June 30, 2010 and $7.6 billion at December 31, 2009. In 2010 and future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments, dividends paid in the U.S and common stock repurchases.

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

We continue to monitor the potential impact of the deteriorating economic conditions in certain European countries further discussed in “—Geographic Areas” above and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from such countries. Currently, we believe these conditions will not have a material impact on our liquidity, cash flow, or financial flexibility.

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of this facility. There were no borrowings outstanding under this revolving credit facility at June 30, 2010 and December 31, 2009.

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers primarily in Japan, Italy, Portugal and Spain, to third parties. The receivables are sold on a nonrecourse basis and approximated $447 million and $104 million during the six months ended June 30, 2010 and 2009, respectively. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

Cash, cash equivalents and marketable securities held outside the U.S. was approximately $6.2 billion at June 30, 2010 and $5.3 billion at December 31, 2009 which is either utilized to fund non-U.S. operations or repatriated back to the U.S. where taxes have been previously provided. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2010	2009
Cash flow provided by/(used in):
Operating activities	$1,513	$1,248
Investing activities	(2,281)	(1,364)
Financing activities	(981)	(355)

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

The net impact of the changes in operating assets and liabilities aggregated to a net cash outflow of $913 million and $839 million during the six months ended June 30, 2010 and 2009, respectively. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

We continue to maximize our operating cash flows with our working capital initiative designed to continue to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable. Those improvements are being driven by several actions including additional non-recourse factoring of non-US trade receivables, revised contractual payment terms with customers and vendors, enhanced collection processes and various supply chain initiatives designed to optimize inventory levels. Progress in this area is monitored each period and is a component of our annual incentive plan. The following summarizes certain working capital components expressed as a percentage of trailing twelve months’ net sales.

Dollars in Millions	June 30, 2010	% of Trailing Twelve Month Net Sales	December 31, 2009	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,805	9.3%	$1,897	10.1%
Inventories	1,265	6.5%	1,413	7.5%
Accounts payable	(1,681)	(8.6)%	(1,711)	(9.1)%

Total	$1,389	7.2%	$1,599	8.5%

During the first six months of 2010, changes in operating assets and liabilities resulted in a net cash outflow of $913 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($739 million) primarily related to the pension funding in excess of current year expense ($331 million) and decreases in accrued bonuses and salaries due to the timing of payments ($226 million); and

•	Cash outflows from U.S. and foreign income tax payable ($195 million) primarily attributed to timing of tax payment.

In the first six months of 2009, changes in operating assets and liabilities resulted in a net cash outflow of $839 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($1.3 billion) primarily related to pension funding in excess of current year expense ($504 million), alliance payment to Otsuka which will be amortized as a reduction of net sales through the ABILIFY* extension period ($400 million) and decreases in accrued bonuses and salaries due to the timing of payments ($292 million); and

•	Cash inflows from accounts payable ($266 million) primarily attributed to the timing of vendor and alliance payments, as well as the impact of the above noted working capital initiative.

Investing Activities

Net cash used in investing activities was $2.3 billion in the first six months of 2010 and included:

•	Net purchases of marketable securities ($2.1 billion); and

•	Capital expenditures ($210 million).

Net cash used in investing activities was $1.4 billion in the first six months of 2009 and included:

•	Net purchases of marketable securities ($1.1 billion); and

•	Capital expenditures ($365 million); and

•	Proceeds from the divestiture of mature brand businesses ($68 million), including the Pakistan business ($32 million).

Financing Activities

Net cash used in financing activities was $981 million in the first six months of 2010 and included:

•	Dividend payments ($1.1 billion); and

•	Common stock repurchase ($165 million); partially offset by

•	Net proceeds from the exercise of stock options ($122 million); and

•	Net proceeds from the termination of interest rate swap agreements ($98 million).

Net cash used in financing activities was $355 million in the first six months of 2009 and included:

•	Dividend payments ($1.2 billion); and

•	Repurchase of 5.875% Notes due 2036 ($67 million); partially offset by

•	Net proceeds from the Mead Johnson initial public offering ($782 million); and

•	Net proceeds from the termination of interest rate swap agreements ($191 million).

Dividends declared per common share were $0.64 for the six months ended June 30, 2010 and $0.62 for the six months ended June 30, 2009. We paid $1.1 billion and $1.2 billion in dividends for the six months ended June 30, 2010 and June 30, 2009, respectively. The decrease in total dividends, despite the per share increase, is primarily attributed to the 269 million share reduction from the Mead Johnson split-off. Dividend decisions are made on a quarterly basis by our Board of Directors.

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

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders and repurchases of our equity securities during the six month period ended June 30, 2010:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2010	4,280	$25.07	—	$2,220
February 1 to 28, 2010	4,589	$24.19	—	$2,220
March 1 to 31, 2010	1,492,277	$24.60	—	$2,220

Three months ended March 31, 2010	1,501,146		—

April 1 to 30, 2010	9,065	$26.67	—	$2,220
May 1 to 31, 2010	4,742,159	$23.48	4,731,211	$2,889
June 1 to 30, 2010	2,556,972	$24.28	2,548,826	$2,827

Three months ended June 30, 2010	7,308,196		7,280,037

Six months ended June 30, 2010	8,809,342		7,280,037

(a)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.
(b)	In May 2010, we announced that the Board of Directors authorized the purchase of up to $3 billion of our common stock. The repurchase program does not have an expiration date and is expected to take place over a few years. In May 2010, the Board of Directors also terminated the program previously announced in June 2001 pursuant to which up to $14 billion of common stock had been authorized to be purchased and approximately $2.2 billion remained yet to be repurchased.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
3a.	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3a. to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).
3b.	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3b. to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).
3c.	Bylaws of Bristol-Myers Squibb Company, as amended effective May 4, 2010 (incorporated herein by reference to Exhibit 3c. to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).
10a.	Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010).
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX is a trademark of Eli Lilly; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), PLAVIX is a trademark of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; and DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: July 22, 2010	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date: July 22, 2010	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer