Form 10-Q
period 2010-09-30
BRISTOL MYERS SQUIBB CO
filed 2010-10-26
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:          1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2010, there were 1,711,685,361 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.
Controls and Procedures	60

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	60

Item 1A.
Risk Factors	60

Item 2.
Issuer Purchases of Equity Securities	61

Item 6.
Exhibits	62

Signatures	63

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2010	2009	2010	2009

Net Sales	$4,798	$4,788	$14,373	$13,775

Cost of products sold	1,280	1,317	3,863	3,707
Marketing, selling and administrative	892	953	2,686	2,776
Advertising and product promotion	231	256	706	802
Research and development	824	820	2,556	2,539
Provision for restructuring	15	51	50	89
Litigation expense	22	—	22	132
Equity in net income of affiliates	(70)	(139)	(252)	(435)
Other (income)/expense	(10)	(35)	84	(117)

Total Expenses	3,184	3,223	9,715	9,493

Earnings from Continuing Operations Before Income Taxes	1,614	1,565	4,658	4,282
Provision for income taxes	312	366	987	994

Net Earnings from Continuing Operations	1,302	1,199	3,671	3,288

Discontinued Operations:
Earnings, net of taxes	—	91	—	221
Gain on disposal, net of taxes	—	—	—	—

Net Earnings from Discontinued Operations	—	91	—	221

Net Earnings	1,302	1,290	3,671	3,509

Net Earnings Attributable to Noncontrolling Interest	353	324	1,052	922

Net Earnings Attributable to Bristol-Myers Squibb Company	$949	$966	$2,619	$2,587

Amounts Attributable to Bristol-Myers Squibb Company:
Net Earnings from Continuing Operations	$949	$892	$2,619	$2,421
Net Earnings from Discontinued Operations	—	74	—	166

Net Earnings Attributable to Bristol-Myers Squibb Company	$949	$966	$2,619	$2,587

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$0.55	$0.45	$1.52	$1.22
Diluted	$0.55	$0.45	$1.51	$1.21

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$0.55	$0.49	$1.52	$1.30
Diluted	$0.55	$0.48	$1.51	$1.30

Dividends declared per common share	$0.32	$0.31	$0.96	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
COMPREHENSIVE INCOME

Net Earnings	$1,302	$1,290	$3,671	$3,509
Other Comprehensive Income/(Loss):
Foreign currency translation	82	107	42	127
Foreign currency translation on hedge of a net investment	(79)	(61)	64	(63)
Derivatives qualifying as cash flow hedges, net of taxes of $30 and $20 for the three months ended September 30, 2010 and 2009, respectively; and $18 for the nine months ended September 30, 2009	(61)	(35)	8	(32)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $6 and $1 for the three months ended September 30, 2010 and 2009, respectively; and $3 and $15 for the nine months ended September 30, 2010 and 2009, respectively	(15)	(7)	(9)	(48)
Pension and postretirement benefits, net of taxes of $4 and $(220) for the nine months ended September 30, 2010 and 2009, respectively	—	—	(12)	405
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(12) and $(4) for the three months ended September 30, 2010 and 2009, respectively; and $(35) and $(41) for the nine months ended September 30, 2010 and 2009, respectively	14	12	57	77
Available for sale securities, net of taxes of $(2) for the three months ended September 30, 2009 and $(1) and $(3) for the nine months ended September 30, 2010 and 2009, respectively	25	21	57	35

Total Other Comprehensive Income/(Loss)	(34)	37	207	501

Comprehensive Income	1,268	1,327	3,878	4,010

Comprehensive Income Attributable to Noncontrolling Interest	353	326	1,052	929

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$915	$1,001	$2,826	$3,081

RETAINED EARNINGS

Retained Earnings at January 1			$30,760	$22,549
Net Earnings Attributable to Bristol-Myers Squibb Company			2,619	2,587
Cash dividends declared			(1,658)	(1,849)

Retained Earnings at September 30			$31,721	$23,287

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$7,581	$7,683
Marketable securities	778	831
Receivables	3,285	3,164
Inventories	1,369	1,413
Deferred income taxes	1,071	611
Prepaid expenses	292	256

Total Current Assets	14,376	13,958

Property, plant and equipment	4,723	5,055
Goodwill	5,218	5,218
Other intangible assets, net	2,720	2,865
Deferred income taxes	1,079	1,636
Marketable securities	2,562	1,369
Other assets	1,207	907

Total Assets	$31,885	$31,008

LIABILITIES

Current Liabilities:
Short-term borrowings	$243	$231
Accounts payable	1,725	1,711
Accrued expenses	2,684	2,785
Deferred income	289	237
Accrued rebates and returns	741	622
U.S. and foreign income taxes payable	46	175
Dividends payable	556	552

Total Current Liabilities	6,284	6,313

Pension, postretirement and postemployment liabilities	1,209	1,658
Deferred income	893	949
U.S. and foreign income taxes payable	754	751
Other liabilities	409	422
Long-term debt	6,479	6,130

Total Liabilities	16,028	16,223

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,279 in 2010 and 5,515 in 2009, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2010 and 2009	220	220
Capital in excess of par value of stock	3,661	3,768
Accumulated other comprehensive loss	(2,334)	(2,541)
Retained earnings	31,721	30,760
Less cost of treasury stock — 494 million common shares in 2010 and 491 million in 2009	(17,298)	(17,364)

Total Bristol-Myers Squibb Company Shareholders’ Equity	15,970	14,843
Noncontrolling interest	(113)	(58)

Total Equity	15,857	14,785

Total Liabilities and Equity	$31,885	$31,008

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net earnings	$3,671	$3,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(1,052)	(922)
Depreciation	348	348
Amortization	198	177
Impairment of manufacturing operations	207	—
Deferred income taxes	100	179
Stock-based compensation	143	130
Other gains	(34)	(113)
Changes in operating assets and liabilities:
Receivables	(122)	77
Inventories	(37)	1
Deferred income	1	135
Accounts payable	77	228
U.S. and foreign income taxes payable	(187)	56
Changes in other operating assets and liabilities	(417)	(1,084)

Net Cash Provided by Operating Activities	2,896	2,721

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	2,612	1,601
Purchases of marketable securities	(3,703)	(2,318)
Additions to property, plant and equipment and capitalized software	(299)	(534)
Proceeds from sale of businesses, property, plant and equipment and other investments	57	130
Purchase of Medarex, Inc., net of cash acquired	—	(2,232)

Net Cash Used in Investing Activities	(1,333)	(3,353)

Cash Flows From Financing Activities:
Short-term debt borrowings/(repayments)	12	(1)
Long-term debt borrowings	6	—
Long-term debt repayments	—	(132)
Interest rate swap termination	98	194
Dividends paid	(1,653)	(1,857)
Issuances of common stock and excess tax benefits from share-based arrangements	211	3
Common stock repurchases	(353)	—
Proceeds from Mead Johnson initial public offering	—	782

Net Cash Used in Financing Activities	(1,679)	(1,011)

Effect of Exchange Rates on Cash and Cash Equivalents	14	34

Decrease in Cash and Cash Equivalents	(102)	(1,609)
Cash and Cash Equivalents at Beginning of Period	7,683	7,976

Cash and Cash Equivalents at End of Period	$7,581	$6,367

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. Mead Johnson Nutrition Company (Mead Johnson) financial results, previously reported in the Mead Johnson segment, have been reported as discontinued operations for the three and nine months ended September 30, 2009.

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

•

Require an ongoing reassessment of the primary beneficiary in a variable interest entity; eliminate the quantitative approach previously required in determining the primary beneficiary; and provide guidance in determining the primary beneficiary as the entity that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits for events significant to the variable interest entity.

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

The following summarized financial information is reflected in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Territory covering the Americas and Australia:
Net sales	$1,874	$1,754	$5,580	$5,085
Discovery royalty expense	337	305	998	881
Noncontrolling interest – pre-tax	523	443	1,543	1,258
Profit distributions to sanofi	545	451	1,598	1,264

Territory covering Europe and Asia:
Equity in net income of affiliates	73	141	261	442
Profit distributions to the Company	85	160	239	402

Other:
Net sales in Europe comarketing countries and other	87	129	295	387
Other income – irbesartan license fee	7	8	23	24
Other income – supply activities and development and opt-out royalties	(3)	20	28	43

			September 30, 2010	December 31, 2009
Investment in affiliates – territory covering Europe and Asia			$32	$10
Deferred income – irbesartan license fee			68	91

The following is summarized financial information for interests in the partnerships with sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$417	$732	$1,465	$2,259
Gross profit	174	357	662	1,124
Net income	141	279	528	863

Otsuka

The Company has a worldwide commercialization agreement (excluding certain countries) with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder. In the U.S., Germany, France and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company recognizes alliance revenue for its contractual share of third-party net sales, which was reduced in the U.S. starting January 1, 2010 from 65% to 58% for 2010. Further reductions in the Company’s U.S. contractual share of revenue in the U.S. will occur on January 1, 2011, January 1, 2012 and January 1, 2013 under the terms of the commercialization agreement. Beginning January 1, 2010, Otsuka reimburses the Company 30% of ABILIFY* related operating expenses in the U.S. Reimbursements are netted principally in advertising and product promotion and selling, general and administrative expenses. The Company continues to receive 65% of third-party net sales in France, Germany and Spain with no expense reimbursement. In certain countries where the Company is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, the Company recognizes 100% of the net sales and related cost of products sold and expenses.

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
ABILIFY* net sales, including amortization of extension payment	$608	$653	$1,858	$1,885
Oncology Products collaboration fees	30	—	92	—
Otsuka’s reimbursement – operating expense	(26)	—	(74)	—
Amortization expense – extension payments	17	17	49	33
Amortization expense – milestone payments	1	1	5	5

			September 30, 2010	December 31, 2009
Intangible assets:
Extension payment			$302	$351
Milestone payments			12	17

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

Previously capitalized milestone payments are being amortized through 2018 and are classified in costs of products sold.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$159	$179	$497	$516
Distribution fees	62	70	194	201
Amortization expense – milestone payments	9	9	28	28
Other income – Japan commercialization fee	11	8	30	18

			September 30, 2010	December 31, 2009
Intangible asset – milestone payments			$295	$323

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$264	$218	$769	$606
Equity in net loss of affiliates	(3)	(2)	(9)	(7)

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca), The first is for the worldwide codevelopment and cocommercialization (excluding Japan) of ONGLYZA (saxagliptin), a DPP-IV inhibitor (Saxagliptin Agreement) and the second is for the worldwide codevelopment and cocommercialization (including Japan) of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. Under each agreement, the two companies are jointly developing the clinical and marketing strategy and share development and commercialization costs and profits and losses equally, except for Japan where AstraZeneca bears all the costs of dapagliflozin development under the current development plan. Net reimbursements for development costs from AstraZeneca are included in research and development. Net reimbursements for commercial costs are included principally in advertising and product promotion and selling, general and administrative expenses. AstraZeneca’s share of profits is included in cost of goods sold.

Upfront licensing and milestone payments received for both compounds totaling $350 million, including $50 million received in the first quarter of 2010, are amortized over the useful life of the products into other income.

The Company and AstraZeneca launched ONGLYZA in the third quarter of 2009.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Net sales	$47	$20	$85	$20
Amortization income – milestone payments	7	4	20	10

			September 30, 2010	December 31, 2009
Deferred income – milestone payments			$298	$268

Exelixis

In June 2010, the Company terminated its global codevelopment and cocommercialization arrangement for XL184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound with all rights returning to Exelixis, Inc. (Exelixis). As a result of the termination, the Company paid $17 million, which has been included in research and development expense. In addition, the Company is no longer obligated for contingent development and regulatory milestone payments of $295 million and sales milestone payments of $150 million. The Company will continue its license arrangement with Exelixis for XL281 and other collaborations for small molecule candidates.

Note 3. BUSINESS SEGMENT INFORMATION

The BioPharmaceuticals segment is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through five regional organizations that serve the United States; Europe; Latin America, Middle East and Africa; Japan, Asia Pacific and Canada; and Emerging Markets defined as Brazil, Russia, India, China and Turkey. The business is also supported by global corporate staff functions. The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
PLAVIX*	$1,658	$1,554	$4,951	$4,528
AVAPRO*/AVALIDE*	303	329	924	944
REYATAZ	375	360	1,105	1,013
SUSTIVA Franchise (total revenue)	342	315	1,008	919
BARACLUDE	228	191	667	522
ERBITUX*	159	179	497	516
SPRYCEL	144	107	407	302
IXEMPRA	29	28	87	81
ABILIFY*	608	653	1,858	1,885
ORENCIA	184	162	531	434
ONGLYZA	47	20	85	20
Mature Brands and Other Products	721	890	2,253	2,611

Net sales	$4,798	$4,788	$14,373	$13,775

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to sanofi and other noncontrolling interest. The reconciliation to earnings from continuing operations before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
BioPharmaceuticals segment income	$1,186	$1,195	$3,599	$3,482

Reconciling items:
Downsizing and streamlining of worldwide operations	(15)	(48)	(50)	(80)
Impairment and loss on sale of manufacturing operations	(10)	—	(225)	—
Accelerated depreciation, asset impairment and other shutdown costs	(27)	(33)	(85)	(89)
Pension curtailment and settlement charges	(3)	—	(8)	(25)
Process standardization implementation costs	(8)	(20)	(27)	(65)
Gain on sale of product lines, businesses and assets	—	17	—	72
Litigation charges	(22)	—	(22)	(132)
Upfront licensing, milestone and other payments	—	—	(72)	(174)
Medarex acquisition	—	10	—	10
Debt buyback and swap terminations	—	(4)	—	7
Product liability charges	(13)	—	(13)	(3)
Noncontrolling interest	526	448	1,561	1,279

Earnings from continuing operations before income taxes	$1,614	$1,565	$4,658	$4,282

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

The following PTI and other restructuring charges were recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Employee termination benefits	$3	$48	$40	$80
Other exit costs	12	3	10	9

Provision for restructuring, net	15	51	50	89
Impairment and loss on sale of manufacturing operations	10	—	225	—
Accelerated depreciation, asset impairment and other shutdown costs	27	30	85	80
Pension curtailment and settlement charges	3	—	8	25
Process standardization implementation costs	8	20	27	65

Total cost	63	101	395	259
Gain on sale of product lines, businesses and assets	—	(17)	—	(72)

Net charges	$63	$84	$395	$187

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

Restructuring charges included termination benefits for workforce reduction of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 60 and 232 for the three months ended September 30, 2010 and 2009, respectively, and approximately 540 and 587 for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the detail of expenses incurred in connection with restructuring activities and related restructuring liability activity:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Dollars in Millions	Employee Termination Liability	Other Exit Costs Liability	Total	Employee Termination Liability	Other Exit Costs Liability	Total
Liability at January 1	$157	$16	$173	$188	$21	$209

Charges	40	15	55	78	9	87
Changes in estimates	—	(5)	(5)	2	—	2

Provision for restructuring, net	40	10	50	80	9	89
Charges in discontinued operations	—	—	—	12	—	12
Foreign currency translation	(4)	—	(4)	—	—	—
Spending	(87)	(6)	(93)	(115)	(7)	(122)

Liability at September 30	$106	$20	$126	$165	$23	$188

In connection with the continued optimization of the manufacturing network, the operations in Latina, Italy were sold to International Chemical Investors, SE (ICI) on May 31, 2010 resulting in a $218 million loss. The loss consisted of a $200 million impairment charge recorded in the first quarter of 2010 attributed to the write-down of assets to fair value less cost of sale when the assets met the held for sale criteria and $18 million of other working capital adjustments and transaction related fees. An €18 million ($22 million) 6% subordinated promissory note payable in installments by May 2017 was received as consideration. Additional charges may be required pertaining to the Company’s obligation to fund a portion of ICI’s future restructuring costs up to €19 million ($23 million).

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

Note 5. DISCONTINUED OPERATIONS

Mead Johnson Nutrition Company Split-off

In February 2009, Mead Johnson Nutrition Company (Mead Johnson) completed an initial public offering (IPO) in which the Company received $782 million and retained an 83.1% interest in Mead Johnson. On December 23, 2009, the split-off of the remaining interest in Mead Johnson was completed in exchange for 269 million shares of the Company’s common stock. The results of the Mead Johnson business are included in discontinued operations for the three and nine months ended September 30, 2009.

Dollars in Millions	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net sales	$699	$2,111

Earnings before income taxes	$159	$567
Provision for income taxes(1)	68	346

Net earnings from discontinued operations	91	221

Less net earnings from discontinued operations attributable to noncontrolling interest	17	55

Net earnings from discontinued operations attributable to Bristol-Myers Squibb Company	$74	$166

(1)	Provision for income taxes include $130 million for the nine months ended September 30, 2009 of taxes incurred from the transfer of various international business units to Mead Johnson prior to the IPO.

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

Note 6. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2010	2009	2010	2009
EPS Numerator – Basic:
Income from Continuing Operations Attributable to BMS	$949	$892	$2,619	$2,421
Earnings attributable to unvested restricted shares	(4)	(5)	(11)	(13)

Income from Continuing Operations Attributable to BMS common shareholders’	945	887	2,608	2,408
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	74	—	165

EPS Numerator – Basic	$945	$961	$2,608	$2,573

EPS Denominator – Basic:
Average Common Shares Outstanding	1,712	1,980	1,715	1,979

EPS – Basic:
Continuing Operations	$0.55	$0.45	$1.52	$1.22
Discontinued Operations	—	0.04	—	0.08

Net Earnings	$0.55	$0.49	$1.52	$1.30

EPS Numerator – Diluted:
Income from Continuing Operations Attributable to BMS	$949	$892	$2,619	$2,421
Earnings attributable to unvested restricted shares	(4)	(5)	(11)	(13)

Income from Continuing Operations Attributable to BMS common shareholders’	945	887	2,608	2,408
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	74	—	165

EPS Numerator – Diluted	$945	$961	$2,608	$2,573

EPS Denominator – Diluted:
Average Common Shares Outstanding	1,712	1,980	1,715	1,979
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	13	3	10	2

Average Common Shares Outstanding and Common Share Equivalents	1,726	1,984	1,726	1,982

EPS – Diluted:
Continuing Operations	$0.55	$0.45	$1.51	$1.21
Discontinued Operations	—	0.03	—	0.09

Net Earnings	$0.55	$0.48	$1.51	$1.30

(1) Net Earnings from Discontinued Operations for EPS Calculation:
Net Earnings from Discontinued Operations Attributable to BMS	$—	$74	$—	$166
Earnings attributable to unvested restricted shares	—	—	—	(1)

Net Earnings from Discontinued Operations Attributable to BMS for EPS Calculation	$—	$74	$—	$165

Anti-dilutive weighted-average equivalent shares:
Stock incentive plans	48	117	64	121

Total anti-dilutive shares	48	117	64	121

Note 7. INCOME TAXES

The effective income tax rate on earnings from continuing operations before income taxes was 19.3% and 21.2% for the three and nine months ended September 30, 2010 compared to 23.4% and 23.2% for the three and nine months ended September 30, 2009. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the permanent reinvestment of offshore earnings from certain manufacturing operations.

The lower effective income tax rate in the three months ended September 30, 2010, was due to:

•

Certain favorable discrete tax adjustments of $54 million in 2010 related to prior years, including an $85 million tax benefit resulting from the effective settlement of U.S. and international uncertain tax positions offset by a $30 million tax charge upon finalizing the 2009 U.S. tax return.

•	A favorable earnings mix between high and low tax jurisdictions.

Partially offset by:

•	Certain favorable discrete tax adjustments of $78 million in 2009 related to prior years, including an additional benefit of $67 million upon finalizing the 2008 U.S. tax return.

•	A favorable impact on the prior year rate from the research and development tax credit which expired on December 31, 2009.

The lower effective income tax rate in the nine months ended September 30, 2010, was due to:

•	Certain favorable discrete tax adjustments of $140 million in 2010, primarily resulting from the effective settlements of U.S. and international uncertain tax positions.

•

An out-of-period tax adjustment of $59 million in 2010 related to previously unrecognized net deferred tax assets primarily attributed to deferred profits for financial reporting purposes related to certain alliances as of December 31, 2009. This adjustment is not material to any current or prior periods nor is it expected to be material for the year ended December 31, 2010.

•	A favorable earnings mix between high and low tax jurisdictions.

Partially offset by:

•

Certain favorable discrete tax adjustments of $116 million in 2009 related to prior years, including an additional benefit of $67 million from the completion of the 2008 U.S. tax return and a $40 million tax benefit resulting from the final settlement of certain state audits.

•	A favorable impact on the prior year rate from the research and development tax credit which expired on December 31, 2009.

•

A $21 million charge in the first quarter of 2010 from the reduction of deferred tax assets due to the enactment of healthcare reform. The deferred tax charge was required as a result of the elimination of the deductibility of retiree healthcare payments to the extent of tax-free Medicare Part D subsidies that are received. The change in deductibility is effective January 1, 2013.

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

The Company is currently under examination by a number of tax authorities which have proposed adjustments to taxes for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2010 will decrease in the range of approximately $125 million to $155 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. FAIR VALUE MEASUREMENT

The fair value of financial assets and liabilities are classified in one of the following three categories:

	September 30, 2010				December 31, 2009
Dollars in Millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for Sale:
U.S. Government Agency Securities	$502	—	$—	$502	$225	$—	$—	$225
U.S. Treasury Bills	405	$—	—	405	—	—	—	—
Equity Securities	5	—	—	5	11	—	—	11
Prime Money Market Funds	—	5,888	—	5,888	—	5,807	—	5,807
Corporate Debt Securities	—	1,696	—	1,696	—	837	—	837
FDIC Insured Debt Securities	—	358	—	358	—	252	—	252
Commercial Paper	—	324	—	324	—	518	—	518
U.S. Treasury Money Market Funds	—	4	—	4	—	218	—	218
U.S. Government Agency Money Market Funds	—	—	—	—	—	24	—	24
Auction Rate Securities (ARS)	—	—	90	90	—	—	88	88
Floating Rate Securities (FRS)	—	—	33	33	—	—	91	91

Total available for sale assets	912	8,270	123	9,305	236	7,656	179	8,071

Derivatives:
Interest Rate Swap Derivatives	—	519	—	519	—	165	—	165
Foreign Currency Forward Derivatives	—	22	—	22	—	21	—	21

Total derivative assets	—	541	—	541	—	186	—	186

Total assets at fair value	$912	$8,811	$123	$9,846	$236	$7,842	$179	$8,257

Derivatives:
Foreign Currency Forward Derivatives	$—	$49	$—	$49	$—	$31	$—	$31
Natural Gas Contracts	—	1	—	1	—	1	—	1
Interest Rate Swap Derivatives	—	—	—	—	—	5	—	5

Total derivative liabilities	—	50	—	50	—	37	—	37

Total liabilities at fair value	$—	$50	$—	$50	$—	$37	$—	$37

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

•

Foreign currency forward derivative assets and liabilities – valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades since January 1, 2010. Valuations may fluctuate considerably from period-to-period due to volatility in the underlying foreign currencies. A majority of foreign currency forward derivatives mature within two years and counterparty credit risk is not considered significant.

Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the ARS and FRS portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analyses are relied upon to value FRS including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity. During the nine months ended September 30, 2010, $73 million principal at par was received for FRS.

Note 9. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents were $7,581 million at September 30, 2010 and $7,683 million at December 31, 2009 and consisted of prime money market funds, government agency securities and treasury securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

The following table summarizes current and non-current marketable securities, accounted for as “available for sale” debt securities and equity securities:

	September 30, 2010				December 31, 2009
Dollars in Millions	Amortized Cost Basis	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Fair Value	Amortized Cost Basis	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Fair Value
Current marketable securities:
Certificates of deposit	$210	$—	$—	$210	$501	$—	$—	$501
Commercial Paper	45	—	—	45	205	—	—	205
Corporate debt securities	471	2	—	473	—	—	—	—
FDIC insured debt securities	50	—	—	50	—	—	—	—
U.S. government agency securities	—	—	—	—	125	—	—	125

Total current	$776	$2	$—	$778	$831	$—	$—	$831

Non-current marketable securities:
Corporate debt securities	$1,192	$32	$(1)	$1,223	$834	$5	$(2)	$837
U.S. government agency securities	500	2	—	502	100	—	—	100
U.S. Treasury Bills	400	5	—	405	—	—	—	—
FDIC insured debt securities	304	4	—	308	252	—	—	252
Auction rate securities	80	10	—	90	80	8	—	88
Floating rate securities(1)	40	—	(7)	33	113	—	(22)	91
Other	1	—	—	1	1	—	—	1

Total non-current	$2,517	$53	$(8)	$2,562	$1,380	$13	$(24)	$1,369

Other assets:
Equity securities	$5	$—	$—	$5	$11	$—	$—	$11

(1)	All FRS have been in an unrealized loss position for 12 months or more at September 30, 2010.

The contractual maturities of non-current “available for sale” debt securities at September 30, 2010 were as follows:

Dollars in Millions	1 to 5 Years	Over 10 Years	Total
Available for sale:
Corporate debt securities	$1,223	$—	$1,223
U.S. government agency securities	502	—	502
U.S. Treasury Bills	405	—	405
FDIC insured debt securities	308	—	308
Floating rate securities	33	—	33
Auction rate securities	—	90	90
Other	1	—	1

Total available for sale	$2,472	$90	$2,562

Note 10. RECEIVABLES

Receivables include:

Dollars in Millions	September 30, 2010	December 31, 2009
Trade receivables	$2,063	$2,000
Less allowances	98	103

Net trade receivables	1,965	1,897
Alliance partners receivables	881	870
Prepaid and refundable income taxes	175	103
Miscellaneous receivables	264	294

Receivables	$3,285	$3,164

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $899 million and $730 million at September 30, 2010 and December 31, 2009, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $674 million and $343 million for the nine months ended September 30, 2010 and 2009, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 49% and 47% of total trade receivables at September 30, 2010 and December 31, 2009, respectively.

In the second quarter of 2010, the government of Greece announced that it intends to convert certain past due receivables from government run hospitals into non-interest bearing notes to be paid over one to three year periods. As a result, receivables of €41 million ($51 million) were reclassified to other long-term assets. A $9 million charge attributed to the imputed discount on the expected non-interest bearing loans over the expected collection period was recognized in the second quarter of 2010 and has been included in other (income)/expense.

Note 11. INVENTORIES

Inventories include:

Dollars in Millions	September 30, 2010	December 31, 2009
Finished goods	$461	$580
Work in process	635	630
Raw and packaging materials	273	203

Inventories	$1,369	$1,413

Inventories expected to remain on-hand beyond one year were $208 million and $249 million at September 30, 2010 and December 31, 2009, respectively, and were included in non-current other assets. In addition, $44 million of these inventories currently cannot be sold until the U.S. Food and Drug Administration (FDA) approves a manufacturing process change. Inventories also include capitalized costs related to production of products for programs in Phase III development subject to final FDA approval of $64 million and $49 million at September 30, 2010 and December 31, 2009, respectively. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	September 30, 2010	December 31, 2009
Land	$135	$142
Buildings	4,312	4,350
Machinery, equipment and fixtures	3,124	3,563
Construction in progress	714	840

Gross property, plant and equipment	8,285	8,895
Less accumulated depreciation	3,562	3,840

Property, plant and equipment	$4,723	$5,055

Note 13. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2009	2,205	226	$(10,566)	$2,757
Mead Johnson initial public offering	—	—	—	942
Adjustments to the Mead Johnson net asset transfer	—	—	—	(7)
Employee stock compensation plans	—	(2)	62	41

Balance at September 30, 2009	2,205	224	$(10,504)	$3,733

Balance at January 1, 2010	2,205	491	$(17,364)	$3,768
Stock repurchase program	—	15	(362)	—
Employee stock compensation plans	—	(12)	428	(107)

Balance at September 30, 2010	2,205	494	$(17,298)	$3,661

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	64	(80)	482	35	501

Balance at September 30, 2009	$(360)	$(66)	$(1,776)	$(16)	$(2,218)

Balance at January 1, 2010	$(343)	$(30)	$(2,158)	$(10)	$(2,541)
Other comprehensive income/(loss)	106	(1)	45	57	207

Balance at September 30, 2010	$(237)	$(31)	$(2,113)	$47	$(2,334)

The reconciliation of noncontrolling interest was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Balance at beginning of period	$(94)	$(160)	$(58)	$(33)
Mead Johnson initial public offering	—	—	—	(160)
Adjustments to the Mead Johnson net asset transfer	—	7	—	7
Net earnings attributable to noncontrolling interest	525	467	1,558	1,331
Other comprehensive income attributable to noncontrolling interest	—	2	—	7
Distributions	(544)	(463)	(1,613)	(1,299)

Balance at September 30	$(113)	$(147)	$(113)	$(147)

Noncontrolling interest is primarily related to the partnerships with sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $173 million and $141 million for the three months ended September 30, 2010 and 2009, respectively, and $509 million and $412 million for the nine months ended September 30, 2010 and 2009, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi's funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships.

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but is expected to take place over the next few years. It may be suspended or discontinued at any time. During the three and nine months ended September 30, 2010, the Company repurchased 7.2 million and 14.5 million shares, respectively, at the average price of approximately $26.06 per share and $24.91 per share, respectively, and an aggregate cost of $189 million and $362 million, respectively.

Note 14. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
Service cost — benefits earned during the period	$10	$28	$1	$2	$32	$135	$5	$5
Interest cost on projected benefit obligation	87	92	8	9	260	285	23	28
Expected return on plan assets	(112)	(105)	(6)	(5)	(337)	(338)	(18)	(15)
Amortization of prior service cost/(benefit)	—	—	—	(1)	—	4	(2)	(3)
Amortization of net actuarial loss	23	15	1	2	71	85	7	7

Net periodic benefit cost	8	30	4	7	26	171	15	22
Settlements	2	—	—	—	7	—	—	—
Curtailments and special termination benefits	—	—	—	—	9	25	—	—

Total net periodic benefit cost	$10	$30	$4	$7	$42	$196	$15	$22

Continuing operations	$10	$30	$4	$6	$42	$191	$15	$20
Discontinued operations	—	—	—	1	—	5	—	2

Total net periodic benefit cost	$10	$30	$4	$7	$42	$196	$15	$22

Contributions to the U.S. pension plans are expected to approximate $330 million during 2010, of which $320 million was contributed in the nine months ended September 30, 2010. Contributions to the international plans are expected to range from $85 million to $100 million in 2010, of which $58 million was contributed in the nine months ended September 30, 2010.

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

Certain enhancements were made to the defined contribution plans in the U.S. and Puerto Rico allowing for increased matching and additional Company contributions effective January 1, 2010. The expense attributed to these plans was $44 million and $12 million for the three months ended September 30, 2010 and 2009, respectively, and $139 million and $39 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 15. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Stock options	$14	$18	$41	$54
Restricted stock	24	20	70	55
Long-term performance awards	9	4	32	21

Total stock-based compensation expense	$47	$42	$143	$130

Continuing operations	$47	$38	$143	$120
Discontinued operations	—	4	—	10

Total stock-based compensation expense	$47	$42	$143	$130

Deferred tax benefit related to stock-based compensation expense:
Continuing operations	$16	$12	$47	$39
Discontinued operations	—	1	—	3

Total deferred tax benefit related to stock-based compensation expense	$16	$13	$47	$42

In the nine months ended September 30, 2010, 3.2 million restricted stock units, 1.4 million market share units and 1.7 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the nine months ended September 30, 2010 was $24.75, $24.69 and $23.65, respectively.

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

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at September 30, 2010 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Long-Term Performance Awards
Unrecognized compensation cost	$49	$185	$28
Expected weighted-average period of compensation cost to be recognized	1.9 years	2.0 years	1.5 years

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

Qualifying Hedges

Cash Flow Hedges

Foreign Currency Forward Contracts — Foreign currency forward contracts are utilized to hedge forecasted intercompany and other transactions for certain foreign currencies. These contracts are designated as foreign currency cash flow hedges when appropriate. The effective portion of changes in fair value for the designated foreign currency hedges is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The net deferred gains on foreign currency forward contracts qualifying for cash flow hedge accounting are expected to be reclassified to earnings within the next 28 months.

Effectiveness is assessed at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of change in fair value is included in current period earnings. The impact of hedge ineffectiveness on earnings was a pre-tax gain of $2 million and $3 million during the three and nine months ended September 30, 2010, respectively, which was recognized in other (income)/expense. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Discontinued foreign currency forward hedges resulted in a pre-tax loss of $8 million and a pre-tax gain of $3 million during the three and nine months ended September 30, 2010, respectively, which was recognized in other (income)/expense.

Interest Rate Contracts — Terminated swaps that qualify as cash flow hedges are recognized in accumulated OCI and amortized to earnings over the remaining life of the debt when the hedged debt remains outstanding.

The impact on OCI and earnings from derivative instruments qualifying as cash flow hedges was as follows:

	Nine Months Ended September 30,
	Foreign Currency Forward Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
Net carrying amount at January 1	$(11)	$35	$(1)	$(2)	$(18)	$(19)	$(30)	$14
Cash flow hedges deferred in OCI	8	(52)	—	2	—	—	8	(50)
Cash flow hedges reclassified to cost of products sold/interest expense (effective portion)	(12)	(63)	—	—	—	—	(12)	(63)
Change in deferred taxes	3	34	—	(1)	—	—	3	33

Net carrying amount at September 30	$(12)	$(46)	$(1)	$(1)	$(18)	$(19)	$(31)	$(66)

Hedge of Net Investment

Non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and €500 Million Notes due 2021, ($1.3 billion total), are used to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as a hedge of a net investment. At September 30, 2010, €294 million ($396 million) of the Notes due 2016 have been dedesignated.

The impact on OCI and earnings from non-derivative debt designated net investment hedges was as follows:

	Nine Months Ended September 30,
	Net Investment Hedges
Dollars in Millions	2010	2009
Net carrying amount at January 1	$(169)	$(131)
Change in spot value of non-derivative debt designated as a hedge	90	(72)
(Gain)/loss recognized in other (income)/expense, net (overhedged portion)	(26)	9

Net carrying amount at September 30	$(105)	$(194)

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

The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2010	2009	2010	2009
Recognized in interest expense	$(29)	$(32)	$(101)	$(85)
Amortization of basis adjustment from swap terminations recognized in interest expense	(9)	(6)	(24)	(18)

Total	$(38)	$(38)	$(125)	$(103)

The impact on long-term debt from interest rate swaps that qualify as fair value hedges and other items were as follows:

Dollars in Millions	September 30, 2010	December 31, 2009
Principal value	$5,537	$5,622
Adjustments to Principal Value:
Fair value of interest rate swaps	519	160
Unamortized basis adjustment from swap terminations	451	377
Unamortized bond discounts	(28)	(29)

Total	$6,479	$6,130

Total interest expense, including interest on long-term debt and interest rate swaps, amounted to $38 million and $47 million for the three months ended September 30, 2010 and 2009, respectively, and $103 million and $141 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Foreign currency forward contracts were used to hedge anticipated earnings denominated in Australian and Canadian dollars throughout 2010. These contracts are not designated as qualifying hedges, and therefore, gains or losses on these derivatives will be recognized in earnings in other (income)/expense as they occur. The effect of non-qualifying hedges was a $6 million and $3 million loss for the three and nine months ended September 30, 2010, respectively, and was not significant for 2009.

The following table summarizes the fair value of outstanding derivatives:

		September 30, 2010		December 31, 2009			September 30, 2010		December 31, 2009
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3,207	$519	$3,134	$165	Accrued expenses	$—	$—	$597	$(5)
Foreign currency forward contracts	Other assets	511	22	780	21	Accrued expenses	845	(47)	731	(31)
Hedge of net investments		—	—	—	—	Long-term debt	953	(953)	1,256	(1,256)
Natural gas contracts		—	—	—	—	Accrued expenses	*	(1)	*	(1)

Subtotal			541		186			(1,001)		(1,293)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other assets	—	—	—	—	Accrued expenses	67	(2)	—	—

Total Derivatives			$541		$186			$(1,003)		$(1,293)

*	The notional value of natural gas contracts was 1 million and 2 million decatherms at September 30, 2010 and December 31, 2009, respectively.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case has been remanded to the District Court for further proceedings relating to damages. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision. In November 2009, the U.S. Supreme Court denied the petition, declining to review the Circuit Court’s decision. In December 2009, the Company filed a motion in the District Court for summary judgment on damages, and in January 2010, Apotex filed a motion seeking a stay of the ongoing damages proceedings pending the outcome of the reexamination of the PLAVIX* patent by the U.S. Patent and Trademark Office (PTO) described below. In April 2010, the District Court denied Apotex’s motion to stay the proceedings. In October 2010, the District Court granted the Companies’ summary judgment motion and awarded $442 million in damages plus costs and interest. The District Court’s decision is subject to appeal by Apotex and it is not possible at this time to reasonably assess Apotex’s ability to pay the Companies this damages award.

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

PLAVIX* – EU

As previously disclosed, in 2007, YES Pharmaceutical Development Services GmbH (YES Pharmaceutical) filed an application for marketing authorization in Germany for an alternate salt form of clopidogrel. This application relied on data from studies that were originally conducted by sanofi and BMS for PLAVIX* and were still the subject of data protection in the EU. Sanofi and BMS have filed an action against YES Pharmaceutical and its partners in the administrative court in Cologne objecting to the marketing authorization. This matter is currently pending, although these specific marketing authorizations now have been withdrawn from the market.

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

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc., and Apotex relating to U.S. Patent No. 5,006,528, which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. A non-jury trial in the U.S. District Court for the District of New Jersey (NJ District Court) was completed in August 2010 and post-trial motions are currently pending with the NJ District Court. The 30-month stay under the Hatch-Waxman Act expires on November 15, 2010. A decision is expected by that time. Final approval by the FDA would provide each generic company authorization to distribute a generic aripiprazole product in the U.S., subject to various legal remedies for which Otsuka may apply including injunctive relief and damages.

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

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. ATRIPLA* is a single tablet three-drug regimen combining the Company’s SUSTIVA and Gilead’s TRUVADA*. As of this time, the Company’s patent rights covering SUSTIVA’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book listed patents for ATRIPLA*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva amended its aNDA and is challenging eight additional Orange Book listed patents for ATRIPLA*. In March 2010, the Company and Merck, Sharp & Dohme Corp. filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book listed patents for ATRIPLA*. Discovery in these matters is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

REYATAZ

Teva has filed an aNDA to manufacture and market generic versions of all four REYATAZ dosage forms (100, 150, 200 and 300 mg). The Company received a Paragraph IV certification letter from Teva challenging the two Orange Book listed patents for REYATAZ. In December 2009, the Company and Novartis Pharmaceutical Corporation (Novartis) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement of the two listed patents covering REYATAZ, which should trigger an automatic 30-month stay of approval of Teva’s aNDA. Subsequent patent infringement lawsuits were filed. Discovery in these matters is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

BARACLUDE

In August 2010, Teva filed an aNDA to manufacture and market generic versions of BARACLUDE. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book listed patent for BARACLUDE. In September 2010, the Company filed a patent infringement lawsuit in the Delaware District Court against Teva for infringement of the listed patent covering BARACLUDE, which should trigger an automatic 30-month stay of approval of Teva’s aNDA. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

SPRYCEL

In September 2010, Apotex filed an aNDA to manufacture and market generic versions of SPRYCEL. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for SPRYCEL, including the composition of matter patent. The Company is currently reviewing the certification letter.

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

RxUSA Wholesale Litigation

As previously disclosed, in July 2006, a complaint was filed by drug wholesaler RxUSA Wholesale, Inc. in the U.S. District Court for the Eastern District of New York against the Company, 15 other drug manufacturers, five drug wholesalers, two officers of defendant McKesson and a wholesale distribution industry trade group, RxUSA Wholesale, Inc. v. Alcon Labs., Inc., et al. The complaint alleges violations of Federal and New York antitrust laws, as well as various other laws. Plaintiff claims that defendants allegedly engaged in anti-competitive acts that resulted in the exclusion of plaintiff from the relevant market and seeks $586 million in damages before any trebling, and other relief. In September 2009, the District Court granted the Company’s and other defendants’ motions to dismiss. In August 2010, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s dismissal of this matter.

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

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in four state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court Judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $27.6 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions are currently pending before the Commonwealth Court.

As previously reported, one set of class actions were consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In August 2009, the District Court granted preliminary approval of a proposed settlement of the AWP MDL plaintiffs’ claims against the Company for $19 million, plus half the costs of class notice up to a maximum payment of $1 million. A final approval hearing is scheduled to occur in November 2010.

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program (340B Entities), alleging that manufacturers did not provide proper discounts to 340B Entities. In May 2009, the U.S. District Court for the Northern District of California (District Court) denied plaintiff’s motion, without prejudice, to certify the class. In September 2010, the U.S. Supreme Court granted certiorari on the issue of whether 340B Entities have standing to sue. The District Court had previously dismissed the case after finding that 340B Entities did not have standing, but the U.S. Court of Appeals for the Ninth Circuit reversed the District Court. The District Court Judge has stayed the case pending a decision by the U.S. Supreme Court.

It is not possible at this time to reasonably assess the outcome of this lawsuit, or its potential impact on the Company.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

PLAVIX*

As previously disclosed, the Company and certain affiliates of sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). As of September 30, 2010, the companies were defendants in over 20 actions before the NJ District Court and have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably assess the outcomes of these lawsuits or their potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of September 30, 2010, the Company was a defendant in over 300 lawsuits filed on behalf of approximately 500 plaintiffs in federal and state courts throughout the U.S. The Company has entered into a settlement in principle to resolve the claims of 80 plaintiffs. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. It is not possible at this time reasonably to assess the outcome of the remaining lawsuits in which the Company is a party or their impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $66 million at September 30, 2010, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey, Mercer County (NJ Superior Court) a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the actions upon the terms set forth in the MOU. In July 2010, the proposed settlement was approved by the NJ Superior Court and a Final Judgment was entered on July 16, 2010. Several motions for reconsideration have been filed asking the Court to reconsider its approval of the settlement.

King Pharmaceuticals, Inc.

In November 2009, King Pharmaceuticals, Inc. (King) and affiliated entities filed suit against ZymoGenetics, Inc. (ZymoGenetics), now a wholly owned subsidiary of the Company (see “—Note 18. Subsequent Events”), in the United States District Court for the Eastern District of Tennessee. King alleges that the Company has engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. King seeks various forms of relief, including damages and injunctive relief precluding the Company from making certain representations regarding King’s products and the Company’s RECOTHROM product. King also filed motions with the District Court seeking temporary restraining orders and preliminary injunctive relief. In December 2009, the judge denied King’s motions for preliminary injunction, but the lawsuit continues. Trial in the case is currently projected to take place in the fourth quarter of 2011. The Company has not recorded a liability related to this suit.

Note 18. SUBSEQUENT EVENTS

Acquisition of ZymoGenetics, Inc.

BMS acquired 100% of the outstanding shares of common stock of ZymoGenetics, Inc. (ZymoGenetics) in October 2010 for an aggregate purchase price of approximately $885 million.

ZymoGenetics is a biopharmaceutical company focused on developing and commercializing therapeutic protein-based products for the treatment of human diseases. The companies have collaborated on the development of pegylated-interferon lambda, a novel interferon currently in Phase IIb development for the treatment of Hepatitis C infection. The acquisition provides the Company with full rights to develop and commercialize pegylated-interferon lambda and also brings proven capabilities with therapeutic proteins and revenue from RECOTHROM, an FDA approved specialty surgical biologic.

The Company is currently in the process of valuing the assets acquired and liabilities assumed in the business combination.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global biopharmaceutical company, consisting of global pharmaceutical/biotechnology and international consumer medicines businesses, whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We license, manufacture, market, distribute and sell pharmaceutical products.

We completed the split-off of Mead Johnson Nutritional Company (Mead Johnson) in December 2009 in which we exchanged all of our shares of Mead Johnson for 269 million outstanding shares of our common stock. As such, the results of the Mead Johnson business for the three and nine months ended September 30, 2009 are now included in net earnings from discontinued operations.

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

We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law is implemented. The following are the most significant changes that will affect our Company:

•

Retroactive to January 1, 2010, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent. Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans beginning in March 2010. In addition, we will extend discounts retroactive to January 1, 2010 to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Services Act.

•	Beginning in 2011, we will provide a 50 percent discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “Donut Hole.”

•

Beginning in 2011, we will pay an annual non-tax deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs and agencies including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TriCare. This fee is expected to be classified as an operating expense.

The new healthcare law also provides clarity about the process for approval of biosimilar biologic products in the U.S. Our qualifying biologic products will receive 12 years of data exclusivity, with a potential six-month pediatric extension, before a biosimilar company can enter the market. After we have marketed a biologic product for four years, a biosimilar manufacturer may challenge one or more of the patents for that product.

Higher rebates to Medicaid and Medicaid managed care plans reduced our net sales by $77 million and $205 million and pre-tax income by $60 million and $164 million in the three and nine months ended September 30, 2010, respectively. Quarterly rebates may increase in the fourth quarter of 2010 as a result of additional discounts for the Medicaid managed care plans and expanded 340B program. With the addition of the new Medicare Part D “Donut Hole” discounts and annual pharmaceutical company fee in 2011, we expect the negative impact of healthcare reform in 2011 to be approximately twice the impact expected in 2010. The aggregate financial impact of healthcare reform over the next few years depends on a number of factors, including but not limited to pending implementation guidance, potential changes in sales volume eligible for the new rebates, discounts or fees, and the impact of cost sharing arrangements with certain alliance partners. A positive impact on our net sales from the expected increase in the number of people with healthcare coverage could potentially occur in the future, but is not expected until 2014 at the earliest.

We also recognized a one-time tax charge of $21 million in the first quarter of 2010 due to the elimination of the tax deductibility of a portion of our retiree healthcare costs.

Strategy

Over the past few years, we have transformed our Company into a focused biopharmaceutical company, a transformation that encompasses all areas of our business and operations. With the expected loss of exclusivity in the U.S. for our largest product, PLAVIX* (clopidogrel bisulfate), in November 2011, after which time we expect a rapid, precipitous decline in PLAVIX* net sales and a reduction in net income and operating cash flow, we are focused on building a foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our late-stage pipeline, managing our costs, and maintaining and improving our financial strength with a strong balance sheet. We are also focusing on emerging markets with the intent of developing and commercializing innovative products in key high-growth markets tailoring the approach to each market. We also remain focused on our acquisition and licensing strategy known as the “string-of-pearls.” In October 2010, we acquired ZymoGenetics, Inc. (ZymoGenetics) upon completion of a two-step merger process after a cash tender offer to purchase all outstanding shares of its common stock. The aggregate purchase price was approximately $885 million. In October 2010, we also entered into two new licensing arrangements with Exelixis, Inc. (Exelixis) subject to regulatory approval.

As part of our strategy to manage costs, we continue to execute our productivity transformation initiative (PTI), through which we expect to realize $2.5 billion in annual cost savings and cost avoidance by the end of 2012 based on previous strategic plans for future years. To achieve this, we are reducing general and administrative operations by simplifying, standardizing and outsourcing certain processes and services, rationalizing our mature brands portfolio, consolidating our global manufacturing network while eliminating complexity and enhancing profitability, simplifying our geographic footprint and implementing a more efficient go-to-market model. We expect to realize approximately 90% of the PTI cost savings and cost avoidance on an annualized run-rate basis by the end of 2010. Because the expected $2.5 billion of annual cost savings and avoidance is based on previous strategic plans for future years and because our progress is measured on an annualized run-rate basis, the amount of cost savings and avoidance does not correlate directly with our results of operations. Approximately 60% of the expected $2.5 billion in annual cost savings and cost avoidance relates to marketing, selling and administrative expenses, 20-25% relates to costs of products sold, and 15-20% relates to research and development expenses. In addition to the PTI, we continue to review our cost structure with the intent to create a modernized, efficient and robust balance between building competitive advantages, securing innovative products and planning for the future.

Highlights

The following table is a summary of operating activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2010	2009	2010	2009
Net Sales	$4,798	$4,788	$14,373	$13,775

Segment Income	1,186	1,195	3,599	3,482

Net Earnings from Continuing Operations Attributable to BMS	949	892	2,619	2,421
Net Earnings from Discontinued Operations Attributable to BMS	—	74	—	166
Net Earnings Attributable to BMS	949	966	2,619	2,587

Diluted Earnings Per Share from Continuing Operations Attributable to BMS	0.55	0.45	1.51	1.21
Non-GAAP Diluted Earnings Per Share from Continuing Operations Attributable to BMS	0.59	0.47	1.69	1.38

Cash, Cash Equivalents and Marketable Securities at September 30			10,921	7,871

Net sales remained relatively flat for the three months ended September 30, 2010 and increased 4% for the nine months ended September 30, 2010. Increased sales of PLAVIX* in the U.S. and BARACLUDE (entecavir) internationally as well as worldwide growth in various key products were offset by decreases in mature brand and other product sales and the impact of U.S. healthcare reform. We are beginning to see an impact from increased pricing pressures in Europe.

Segment income decreased 1% for the three months ended September 30, 2010 and increased 3% for the nine months ended September 30, 2010. The three month period was impacted by reduced equity income of affiliates due to decreased international PLAVIX* net sales from generic competition which more than offset reduced advertising and marketing spending to coincide with certain key brands’ product life cycles. For the nine month period, net sales growth and reduced advertising and marketing spending more than offset the negative impact from reduced equity income.

Net earnings from continuing operations attributable to BMS were impacted by segment results and specified items. Both the three and nine months ended September 30, 2010 benefitted from a lower effective tax rate than in prior periods.

Diluted earnings per share (EPS) from continuing operations increased 22% and 25% for the three and nine months ended September 30, 2010, respectively, primarily due to the reduction in the outstanding number of shares from the Mead Johnson split-off.

Non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items. Non-GAAP diluted EPS from continuing operations increased 26% and 22% for both the three and nine months ended September 30, 2010, respectively, after adjusting for specified items of $68 million and $52 million during the three months ended September 30, 2010 and 2009, respectively, and $309 million and $318 million during the nine months ended September 30, 2010 and 2009, respectively. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures, see “—Specified Items” and “—Non-GAAP Financial Measures” below.

Cash flows from operating activities totaled $2.9 billion during the nine months ended September 30, 2010. Primary nonoperating uses of cash, cash equivalents and marketable securities included dividend payments of $1.7 billion, common stock repurchases of $353 million and capital expenditures of $299 million.

We have received a warning letter from the U.S. Food and Drug Administration (FDA) regarding our manufacturing facility in Manati, Puerto Rico. The warning letter focuses on certain Good Manufacturing Practice (GMP) processes and practices that the FDA identified during an inspection that are to be improved or remediated. It does not require any recall of product or inventory holds and we do not expect this to interrupt production of marketed products or investigational supplies. We have provided a response to the FDA warning letter including the actions we are taking, and expect that the Manati facility will be inspection-ready by the end of the year. If we are unable to adequately improve or remediate the GMP issues identified to the FDA’s satisfaction, we could face additional inspectional observations from the FDA requiring remediation and other potential negative consequences. In addition, the FDA has advised us that these GMP issues must be resolved prior to its granting approval of our pending Biologics License Application (BLA) for NULOJIX (belatacept). Any delay in the timing of when we expect the Manati facility to be inspection-ready could further delay a decision by the FDA on the BLA for NULOJIX. Please see “Part II—Other Information—Item 1A. Risk Factors” for more information.

Product and Pipeline Developments

The Company manages its research and development (R&D) programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. The Company continually evaluates its portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These Phase III development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, our late-stage development programs are the R&D programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

BARACLUDE (entecavir) – an oral antiviral agent for the treatment of chronic hepatitis B

•	In October 2010, the FDA approved the supplemental New Drug Application of BARACLUDE for the treatment of chronic hepatitis B in adult patients with decompensated liver disease.

ONGLYZA (saxagliptin) – a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca PLC (AstraZeneca)

•

In July 2010, the Marketing Authorization Application (MAA) for a fixed dose combination of ONGLYZA and metformin HCL extended-release tablets as a once-daily treatment for adults with type 2 diabetes was validated by the European Medicines Agency.

ORENCIA (abatacept) – a fusion protein indicated for rheumatoid arthritis

•

In July 2010, the Japanese Ministry of Health, Labour and Welfare approved the Japanese New Drug Application for ORENCIA for the treatment of adults with rheumatoid arthritis who have had an inadequate response to existing treatment.

SPRYCEL (dasatinib) – an oral inhibitor of multiple tyrosine kinases indicated for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), which is part of our strategic alliance with Otsuka Pharmaceutical Co., Ltd. (Otsuka).

•

In October 2010, the Company received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for SPRYCEL for the treatment of adult patients with newly diagnosed chronic myeloid leukemia.

•	In July 2010, the Company submitted for review in Japan the supplemental New Drug Application for SPRYCEL for the treatment of adult patients with newly diagnosed chronic myeloid leukemia.

Ipilimumab – a monoclonal antibody currently in Phase III development for the treatment of metastatic melanoma. It is also being studied for other indications including lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer.

•

In August 2010, the FDA accepted for filing and review the Biologics License Application (BLA) for ipilimumab for the treatment of adult patients with advanced melanoma who have been previously treated. The application has been granted a priority review designation by the FDA with a stated action date of December 25, 2010.

•	The FDA’s Oncology Drug Advisory Committee will review the BLA for ipilimumab on December 2, 2010.

ELIQUIS* (apixaban) – an oral Factor Xa inhibitor in Phase III development for the prevention of venous thromboembolic disorders, the treatment of acute coronary syndrome and stroke prevention in atrial fibrillation that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In August 2010, the positive preliminary data from the AVERROES trial were presented at the European Society of Cardiology congress in Stockholm, Sweden. The preliminary data demonstrated that apixaban significantly reduced the relative risk of a composite stroke or systematic embolism by 54 percent without a significant increase in major bleeding, fatal bleeding and intracranial bleeding compared with aspirin in patients who were expected or demonstrated to be unsuitable for warfarin treatment. Minor bleeding was significantly increased.

•

After evaluating the preliminary data from the AVERROES trial, and after discussions with the FDA about the atrial fibrillation registrational program for apixaban, we and our alliance partner Pfizer have submitted the first module of an NDA in the U.S. for apixaban for an indication in the AVERROES patient population. The FDA has agreed to accept this NDA on a rolling basis. We expect to complete our NDA submission in the first quarter of 2011.

Dapagliflozin – an oral compound in Phase III development for the treatment of diabetes that is part of our strategic alliance with AstraZeneca

•

In September 2010, the Company and AstraZeneca announced results from a randomized, double blind Phase III clinical study of dapagliflozin at the 46th European Association for the Study of Diabetes (EASD) Annual Meeting which demonstrated that the addition of dapagliflozin to glimepiride (a sulphonylurea) therapy produced significant reductions in glycosylated hemoglobin levels (HbA1c) in adult patients with type 2 diabetes compared to glimepiride alone. The study also demonstrated that dapagliflozin plus glimepiride achieved reductions in the secondary efficacy endpoints of change in total body weight, oral glucose tolerance test (OGTT) and fasting plasma glucose (FPG) levels from baseline at week 24 compared to placebo plus glimepiride. More people taking dapagliflozin and glimepiride were able to achieve a target HbA1c of less than 7% compared to patients taking glimepiride alone. Also, drug-related adverse affects were reported at a similar rate between treatment groups, but signs, symptoms and other reports suggestive of genital tract infections, but not urinary tract infections, were more frequently reported in dapagliflozin treated subjects.

•

In September 2010, the Company and AstraZeneca also announced at the EASD results from a randomized, double-blind Phase III clinical study in adults with type 2 diabetes inadequately controlled on metformin therapy alone. The study demonstrated dapagliflozin was non-inferior compared to glipizide in improving HbA1c when added to existing metformin therapy during a 52-week treatment period. The study also demonstrated that dapagliflozin plus metformin achieved significant reductions in key efficacy secondary endpoints: reduction in total body weight from baseline, compared with a weight gain on glipizide plus metformin therapy and a reduced number of patients reporting one or more hypoglycemic events. Also, frequencies of adverse events, serious adverse events and study discontinuations were comparable across treatment groups, but signs, symptoms and other reports suggestive of urinary tract or genital infections were more common in dapagliflozin treated subjects.

•

We have assessed the cardiovascular risk for dapagliflozin in accordance with FDA’s guidance for diabetes drug candidates and we believe the analysis supports submission in the U.S. We are planning to file regulatory submissions for dapagliflozin in both the U.S. and the European Union (EU) later this year or early next year.

NULOJIX (belatacept) – a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. The FDA accepted for filing and review our submission of a biologic license application for belatacept in September 2009.

•

We have submitted a response to the FDA’s complete response letter regarding the BLA for NULOJIX. The FDA has advised us that we must resolve the GMP issues raised in the FDA’s recent warning letter regarding our manufacturing facility in Manati, Puerto Rico prior to its granting approval of our pending BLA for NULOJIX. We currently expect that our Manati facility will be inspection-ready by the end of the year and that the Prescription Drug User Fee Act (PDUFA) date for FDA action on the BLA on NULOJIX will be in the second quarter of 2011. See “Part II—Other Information—Item 1A. Risk Factors” for more information.

Three Months Results of Operations

Our results of continuing operations exclude the results of the Mead Johnson business prior to its split-off in December 2009. This business has been segregated from continuing operations and included in discontinued operations for the three months ended September 30, 2009, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Three Months Ended September 30,
Dollars in Millions	2010	2009	% Change
Net Sales	$4,798	$4,788	—
Earnings from Continuing Operations before Income Taxes	$1,614	$1,565	3%
% of net sales	33.6%	32.7%
Provision for Income Taxes	$312	$366	(15)%
Effective tax rate	19.3%	23.4%
Net Earnings from Continuing Operations	$1,302	$1,199	9%
% of net sales	27.1%	25.0%
Attributable to Noncontrolling Interest	$353	$307	15%
% of net sales	7.3%	6.4%
Attributable to Bristol-Myers Squibb Company	$949	$892	6%
% of net sales	19.8%	18.6%

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended September 30,		2010 vs. 2009
	Net Sales		Analysis of % Change
Dollars in Millions	2010	2009	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,135	$3,012	4%	1%	3%	—
Non-U.S.	1,663	1,776	(6)%	—	(3)%	(3)%

Total	$4,798	$4,788	—	1%	—	(1)%

While various key U.S. products contributed to the growth in net sales, the increase was primarily driven by increased sales of PLAVIX* which represented 49% of total U.S. net sales. U.S. net sales increases were offset by the impact of healthcare reform and decreased sales of ABILIFY* (aripiprazole), which were negatively impacted by the reduction in our contractual share of net sales recognized from 65% to 58%.

International net sales decreased 6%, including a 3% unfavorable foreign exchange impact. Net sales for the three months ended September 30, 2010 were negatively impacted by mature brands divested in prior periods; a 16% reduction in PLAVIX* net sales primarily due to generic competition in comarketing countries; and increased pricing pressures in certain European countries.

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

We recognize revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended September 30,
Dollars in Millions	2010	2009
Gross Sales	$5,360	$5,220
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(159)	(131)
Cash Discounts	(68)	(64)
Managed Healthcare Rebates and Other Contract Discounts	(131)	(112)
Medicaid Rebates	(114)	(50)
Sales Returns	(4)	(31)
Other Adjustments	(86)	(44)

Total Gross-to-Net Sales Adjustments	(562)	(432)

Net Sales	$4,798	$4,788

Gross-to-net sales adjustments as a percentage of gross sales were 10.5% in 2010 and 8.3% in 2009 and are typically correlated with gross sales trends, changes in sales mix and contractual and legislative discounts and rebates.

The enactment of healthcare reform in March 2010 impacted the Medicaid rebates adjustment for the three months ended September 30, 2010 due to the increase in the minimum Medicaid rebate on drug sales from 15.1% to 23.1% retroactive to January 1, 2010. The 2009 Medicaid rebates were impacted by the Center for Medicare and Medicaid Services policy group’s approval of the Company’s revised calculations for determining Medicaid rebates for the three year period 2002 through 2004, resulting in a $16 million reduction in the Medicaid liability for the three months ended September 30, 2009. Managed healthcare rebates and other contract discount adjustments were impacted by the extension of the Medicaid rebate rate to drugs sold to risk-based Medicaid managed care organizations. Expected future increases in gross-to-net sales adjustments related to healthcare reform are further discussed in “—Executive Summary—Healthcare Reform” above.

Net sales of key products represented 85% and 81% of total net sales in the third quarter of 2010 and 2009, respectively. The following table details U.S. and international net sales by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances is provided below:

	Three Months Ended September 30,
Dollars in Millions	2010	2009	% Change	% Change Attributable to Foreign Exchange
Key Products
PLAVIX* (clopidogrel bisulfate)
U.S.	$1,534	$1,406	9%	—
Non-U.S.	124	148	(16)%	1%
Total	1,658	1,554	7%	—
AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)
U.S.	168	186	(10)%	—
Non-U.S.	135	143	(6)%	(1)%
Total	303	329	(8)%	(1)%
REYATAZ (atazanavir sulfate)
U.S.	189	186	2%	—
Non-U.S.	186	174	7%	(5)%
Total	375	360	4%	(3)%
SUSTIVA (efavirenz) Franchise (total revenue)
U.S.	227	195	16%	—
Non-U.S.	115	120	(4)%	(9)%
Total	342	315	9%	(3)%
BARACLUDE (entecavir)
U.S.	46	41	12%	—
Non-U.S.	182	150	21%	1%
Total	228	191	19%	(1)%
ERBITUX* (cetuximab)
U.S.	155	175	(11)%	—
Non-U.S.	4	4	—	3%
Total	159	179	(11)%	—
SPRYCEL (dasatinib)
U.S.	47	28	68%	—
Non-U.S.	97	79	23%	(2)%
Total	144	107	35%	(2)%
IXEMPRA (ixabepilone)
U.S.	25	26	(4)%	—
Non-U.S.	4	2	100%	3%
Total	29	28	4%	6%
ABILIFY* (aripiprazole)
U.S.	462	520	(11)%	—
Non-U.S.	146	133	10%	(9)%
Total	608	653	(7)%	(2)%
ORENCIA (abatacept)
U.S.	138	126	10%	—
Non-U.S.	46	36	28%	(4)%
Total	184	162	14%	(1)%
ONGLYZA (saxagliptin)
U.S.	37	20	85%	—
Non-U.S.	10	—	**	—
Total	47	20	135%	—
Mature Brands and Other Products
U.S.	107	103	4%	—
Non-U.S.	614	787	(22)%	(2)%
Total	721	890	(19)%	(2)%

**	Change is in excess of 200%.

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with sanofi-aventis (sanofi)

•	U.S. net sales increased primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased 2%.

•

International net sales continue to be impacted by the launch of generic clopidogrel products in the EU. This has a negative impact on both our net sales as it relates to our EU sales in comarketing countries and our equity in net income of affiliates as it relates to our share of sales from our partnership with sanofi in Europe and Asia. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and the EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•	U.S. net sales decreased primarily due to lower U.S. prescription demand partially offset by higher average net selling prices. U.S. prescription demand decreased 19%.

•	International net sales decreased primarily due to lower demand resulting from generic competition.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales remained relatively flat. Total U.S. prescription demand increased 2%.

•	International net sales increased primarily due to higher demand across most international markets.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased primarily due to higher demand as well as higher average net selling prices. Estimated total U.S. prescription demand increased 6%.

•	International net sales were negatively impacted by unfavorable foreign exchange partially offset by higher demand.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Sold primarily in international markets, net sales increased mainly due to higher demand.

•	U.S. prescription demand increased 13%.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly

•	Sold almost exclusively in the U.S., net sales decreased primarily due to lower demand.

SPRYCEL — an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate), which is part of our strategic alliance with Otsuka

•	U.S. net sales increased primarily due to higher average net selling prices and increased demand. Estimated total U.S. demand increased 5%.

•	International net sales increased primarily due to higher demand.

IXEMPRA — a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer and is part of our strategic alliance with Otsuka

•	Worldwide net sales were flat.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales decreased primarily due to the reduction in our contractual share of net sales recognized from 65% to 58% and increased Medicaid rebates from healthcare reform. The decrease was partially offset by higher average net selling prices. Estimated total U.S. prescription demand increased 3%.

•	International net sales increased primarily due to increased prescription demand.

ORENCIA — a fusion protein indicated for rheumatoid arthritis

•	U.S. net sales increased due to increased demand and higher average net selling prices.

•	International net sales increased primarily due to higher demand.

ONGLYZA — a once-daily oral tablet for the treatment of type 2 diabetes

•	Worldwide net sales increased from demand generated since the initial launch of ONGLYZA in various countries, including the U.S., beginning in the third quarter of 2009.

Mature Brands and Other Products — includes products which lost their exclusivity in major markets and over the counter brands

•

International net sales decreased due to continued generic erosion of certain brands including TAXOL (paclitaxel) and PRAVACHOL (pravastatin sodium), lower average net selling prices in Europe, the year over year impact of the rationalization and divestitures of our non-strategic product portfolio and lower demand for certain over the counter products.

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

The change in SPRYCEL demand is calculated based upon tablets sold though retail and mail order channels based upon data obtained from the IMS Health (IMS) National Sales Perspectives Audit, which is a product of IMS’ own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

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

We calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a higher average volume of product supplied per dispensed prescription, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor that approximates three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand, in retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

The following table sets forth for each of our key products sold in the U.S. for the three months ended September 30, 2010 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

			Three Months Ended September 30,				At September 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
PLAVIX*	$1,534	$1,406	9%	11%	(2)%	4%	0.4	0.4
AVAPRO*/AVALIDE*	168	186	(10)%	(2)%	(19)%	(10)%	0.4	0.4
REYATAZ	189	186	2%	6%	2%	6%	0.4	0.4
SUSTIVA Franchise (a)	227	195	16%	5%	6%	10%	0.5	0.4
BARACLUDE	46	41	12%	14%	13%	7%	0.5	0.5
ERBITUX*(b)	155	175	(11)%	(4)%	N/A	N/A	0.4	0.4
SPRYCEL	47	28	68%	33%	5%	10%	0.6	0.7
IXEMPRA(b)	25	26	(4)%	8%	N/A	N/A	0.6	0.6
ABILIFY*	462	520	(11)%	20%	3%	25%	0.4	0.3
ORENCIA(b)	138	126	10%	30%	N/A	N/A	0.3	0.4
ONGLYZA(c)	37	20	85%	N/A	N/A	N/A	0.5	24.1

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA and revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described in our 2009 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. In the case of the Company’s U.S. Pharmaceuticals products at September 30, 2010, there were no products to disclose. The following are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2010:

VIDEX/VIDEX EC, an antiviral product, had approximately 1.2 months of inventory on hand internationally at direct customers compared to approximately 1.3 months of inventory on hand at December 31, 2009. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

FERVEX, a cold and flu product, had approximately 5.5 months of inventory on hand internationally at direct customers compared to approximately 3.9 months of inventory on hand at December 31, 2009. The increased level of inventory on hand was primarily due to lower demand attributed to a mild flu season.

ONGLYZA had approximately 1.2 months of inventory on hand internationally at direct customers. The level of inventory on hand was due to the recent launch of ONGLYZA in Brazil and Spain.

In the U.S., for all products sold exclusively through wholesalers or through distributors, we determined our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 90% of total gross sales of U.S. products, and provided by some of our distributors. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their record keeping processes.

For products in the U.S. that are not sold exclusively through wholesalers or distributors and for our business outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended September 30, 2010 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are the U.S., France, Canada, Japan, Italy, Spain, Germany, China and the United Kingdom. Our net sales by geographic area, based on the location of the customer, were as follows:

	Three Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
United States	$3,135	$3,012	4%	65%	63%
Europe	804	911	(12)%	17%	19%
Latin America, the Middle East and Africa	207	213	(3)%	4%	5%
Japan, Asia Pacific and Canada	419	394	6%	9%	8%
Emerging Markets	211	203	4%	4%	4%
Other	22	55	(60)%	1%	1%

Total	$4,798	$4,788	—	100%	100%

For discussion of U.S. net sales variances, see “—Net Sales” above.

Net sales in Europe decreased primarily due to a 9% unfavorable foreign exchange impact due to a stronger U.S. dollar compared to the prior period against the Euro and the British pound. In addition, continued reduction in sales of mature brands and other products and reduced net sales from continued generic erosion of PLAVIX* and AVAPRO* were partially offset by growth in various key products including ABILIFY*, BARACLUDE and the HIV portfolio (which includes REYATAZ and the SUSTIVA Franchise). Due to the heightening financial challenges in European countries, healthcare payers, including government agencies, continue to explore ways to reduce the cost of healthcare including actions that would directly or indirectly impose additional price reductions and support the expanded use of generic drugs. These measures include, but are not limited to, mandatory discounts, rebates and other price reductions on product sales.

Net sales in Latin America, the Middle East and Africa decreased slightly as reduced sales of mature brands and other products were mostly offset by increased sales of various key brands.

Net sales in Japan, Asia Pacific and Canada were impacted by a 7% favorable foreign exchange impact. Increased sales of BARACLUDE and SPRYCEL were more than offset by decreased net sales of PLAVIX* and mature brands and other products due to increasing generic competition.

Emerging Markets are Brazil, Russia, India, China and Turkey. Net sales in Emerging Markets increased primarily due to a 2% favorable foreign exchange impact in addition to increased sales of certain key products including REYATAZ and SPRYCEL which more than offset reduced sales of mature brands and other products.

Net sales in Other decreased primarily due to divestitures.

No country outside the U.S. contributed more than 10% of our total net sales during the three months ended September 30, 2010 and 2009.

Expenses

	Three Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
Cost of products sold	$1,280	$1,317	(3)%	26.7%	27.5%
Marketing, selling and administrative	892	953	(6)%	18.6%	19.9%
Advertising and product promotion	231	256	(10)%	4.8%	5.3%
Research and development	824	820	—	17.2%	17.1%
Provision for restructuring	15	51	(71)%	0.3%	1.1%
Litigation expense	22	—	—	0.5%	—
Equity in net income of affiliates	(70)	(139)	(50)%	(1.5)%	(2.9)%
Other (income)/expense	(10)	(35)	(71)%	(0.2)%	(0.7)%

Total Expenses	$3,184	$3,223	(1)%	66.4%	67.3%

Cost of products sold

The decrease in cost of products sold as a percentage of net sales was primarily attributed to lower manufacturing costs, a more favorable product mix and favorable foreign exchange partially offset by the reduction in our share of ABILIFY* sales related to the extended commercialization and manufacturing agreement for ABILIFY*, and the collaboration fee paid to Otsuka related to the SPRYCEL and IXEMPRA Oncology collaboration beginning in 2010.

Beginning in the first quarter of 2010, our portion of ABILIFY*’s U.S. net sales recognized decreased from 65% to 58%. In addition, we paid a collaboration fee to Otsuka, totaling $30 million for the three months ended September 30, 2010, under the Oncology collaboration for SPRYCEL and IXEMPRA. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion.

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

Research and development

Research and development remained flat. There were no upfront or milestone payments in the third quarters of 2010 and 2009.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to the timing of certain PTI and continuous improvement initiatives.

Litigation expense

Litigation expense in 2010 is related to additional reserves established for certain average wholesale prices (AWP) litigation. For additional information on litigation matters, see “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

The decrease was attributed to the continued impact of generic clopidogrel competition on international PLAVIX* net sales. This unfavorable trend is expected to continue in future periods. For additional information, see “Item 1. Financial Statements—Note 2. Alliances and Collaborations.”

Other (income)/expense

Other (income)/expense includes:

	Three Months Ended September 30,
Dollars in Millions	2010	2009
Interest expense	$38	$47
Interest income	(23)	(13)
Impairment and loss on sale of manufacturing operations	10	—
Loss on debt buyback and termination of interest rate swap agreements	—	4
Net foreign exchange transaction losses	9	13
Gain on sale of product lines, businesses and assets	(21)	(17)
Medarex acquisition	—	(10)
Other income received from alliance partners	(28)	(50)
Pension curtailment and settlement charges	2	—
Other	3	(9)

Other (income)/expense	$(10)	$(35)

•	Interest expense decreased primarily due to lower interest rates.

•	Interest income increased primarily due to higher cash, cash equivalents and marketable securities balances.

•

Other income received from alliance partners includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone receipts related to our alliances. The decrease was due to sanofi purchasing less inventory from us as a result of reduced sales in Australia and Mexico due to generic competition.

Specified Items

During the quarters ended September 30, 2010 and 2009, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Three Months Ended September 30, 2010

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$15	$—	$—	$15
Impairment and loss on sale of manufacturing operations	—	—	—	—	—	10	10
Accelerated depreciation, asset impairment and other shutdown costs	27	—	—	—	—	—	27
Pension curtailment and settlement charges	—	—	—	—	—	3	3
Process standardization implementation costs	—	8	—	—	—	—	8

Total Restructuring	27	8	—	15	—	13	63
Other:
Litigation charges	—	—	—	—	22	—	22
Product liability charges	—	—	—	—	—	13	13

Total	$27	$8	$—	$15	$22	$26	98

Income taxes on items above							(30)

Decrease to Net Earnings from Continuing Operations							$68

Three Months Ended September 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$48	$—	$—	$48
Accelerated depreciation, asset impairment and other shutdown costs	30	—	—	3	—	—	33
Process standardization implementation costs	—	20	—	—	—	—	20
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(17)	(17)

Total Restructuring	30	20	—	51	—	(17)	84

Other:
Medarex acquisition	—	—	—	—	—	(10)	(10)
Debt buyback and swap terminations	—	—	—	—	—	4	4

Total	$30	$20	$—	$51	$—	$(23)	78

Income taxes on items above							(26)

Decrease to Net Earnings from Continuing Operations							$52

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

A reconciliation of GAAP to non-GAAP follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$949	$68	$1,017	$892	$52	$944
Earnings attributable to unvested restricted shares	(4)	—	(4)	(5)	—	(5)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$945	$68	$1,013	$887	$52	$939

Average Common Shares Outstanding—Diluted	1,726	—	1,726	1,984	—	1,984

Diluted EPS from Continuing Operations Attributable to BMS	$0.55	$0.04	$0.59	$0.45	$0.02	$0.47

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 19.3% for the three months ended September 30, 2010 compared to 23.4% for the three months ended September 30, 2009. See “Item 1. Financial Statements—Note 7. Income Taxes” for further discussion.

Discontinued Operations

As discussed in our 2009 Annual Report on Form 10-K, we completed the split-off of Mead Johnson in December 2009. The results of the Mead Johnson business are included in net earnings from discontinued operations for the three months ended September 30, 2009. See “Item 1. Financial Statements—Note 5. Discontinued Operations” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion. The increase in noncontrolling interest corresponds to increased profitability of PLAVIX* in the U.S. Net earnings from discontinued operations attributable to noncontrolling interest primarily relates to the 16.9% of Mead Johnson owned by the public prior to the split-off. A summary of noncontrolling interest is as follows:

	Three Months Ended September 30,
Dollars in Millions	2010	2009
sanofi partnerships	$523	$443
Other	3	5

Noncontrolling interest—pre-tax	526	448
Income taxes	173	141

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	353	307
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	17

Net earnings attributable to noncontrolling interest—net of taxes	$353	$324

Nine Months Results of Operations

Our results of continuing operations exclude the results of the Mead Johnson business prior to its split-off in December 2009. This business has been segregated from continuing operations and included in discontinued operations for the nine months ended September 30, 2009, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Nine Months Ended September 30,
Dollars in Millions	2010	2009	% Change
Net Sales	$14,373	$13,775	4%
Earnings from Continuing Operations before Income Taxes	$4,658	$4,282	9%
% of net sales	32.4%	31.1%
Provision for Income Taxes	$987	$994	(1)%
Effective tax rate	21.2%	23.2%
Net Earnings from Continuing Operations	$3,671	$3,288	12%
% of net sales	25.5%	23.9%
Attributable to Noncontrolling Interest	$1,052	$867	21%
% of net sales	7.3%	6.3%
Attributable to Bristol-Myers Squibb Company	$2,619	$2,421	8%
% of net sales	18.2%	17.6%

Net Sales

The composition of the change in net sales was as follows:

	Nine Months Ended September 30,		2010 vs. 2009
	Net Sales		Analysis of % Change
Dollars in Millions	2010	2009	Total Change	Volume	Price	Foreign Exchange
U.S.	$9,329	$8,752	7%	3%	4%	—
Non-U.S.	5,044	5,023	—	1%	(2)%	1%

Total	$14,373	$13,775	4%	2%	2%	—

PLAVIX* represented 49% of total U.S. net sales and contributed 81% of total growth in U.S. net sales. Most of the other key U.S. products also contributed to the growth in net sales.

International net sales remained flat, including a 1% favorable foreign exchange impact due to growth in various key products, including BARACLUDE (32%), the HIV portfolio (9%), ABILIFY* (19%), SPRYCEL (33%) and ORENCIA (40%). Offsetting these increases were decreased sales of mature brands and other products and a 10% reduction in PLAVIX* net sales (including a 5% favorable foreign exchange impact).

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

The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Nine Months Ended September 30,
Dollars in Millions	2010	2009
Gross Sales	$15,932	$15,020
Gross-to-Net Sales Adjustments
Prime Vendor Charge-Backs	(427)	(376)
Cash Discounts	(202)	(187)
Managed Healthcare Rebates and Other Contract Discounts	(370)	(326)
Medicaid Rebates	(328)	(148)
Sales Returns	(15)	(69)
Other Adjustments	(217)	(139)

Total Gross-to-Net Sales Adjustments	(1,559)	(1,245)

Net Sales	$14,373	$13,775

Gross-to-net sales adjustments as a percentage of gross sales were 9.8% in 2010 and 8.3% in 2009 and are typically correlated with gross sales trends, changes in sales mix and contractual and legislative discounts and rebates.

The enactment of U.S. healthcare reform in March 2010 impacted the Medicaid rebates adjustment for the nine months ended September 30, 2010 due to the increase in the minimum Medicaid rebate on drug sales from 15.1% to 23.1% retroactive to January 1, 2010. The 2009 Medicaid rebates were impacted by the Center for Medicare and Medicaid Services policy group’s approval of the Company’s revised calculations for determining Medicaid rebates for the three year period 2002 through 2004, resulting in a $50 million reduction in the Medicaid liability in the nine months ended September 30, 2009. Managed healthcare rebates and other contract discount adjustments were impacted by the extension of the Medicaid rebate rate to drugs sold to risk-based Medicaid managed care organizations. Expected future increases to gross-to-net sales adjustments related to U.S. healthcare reform are further discussed in “—Executive Summary—Healthcare Reform” above.

Prime vendor charge-backs and managed healthcare rebates and other contract discounts increased primarily due to higher average PLAVIX* selling prices and increased sales. Sales returns decreased primarily due to reduced provisions for various mature brands based upon fewer returns than initially expected. Other adjustments increased primarily due to incremental discounts in the EU and increased promotional discount programs.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Prime Vendor Charge-Backs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2010	$42	$26	$199	$166	$169	$88	$690
Provision related to sales made in current period	428	202	368	329	40	219	1,586
Provision related to sales made in prior periods	(1)	—	2	(1)	(25)	(2)	(27)
Returns and payments	(429)	(200)	(327)	(230)	(56)	(195)	(1,437)
Impact of foreign currency translation	—	—	—	—	(1)	(2)	(3)

Balance at September 30, 2010	$40	$28	$242	$264	$127	$108	$809

Net sales of key products represented 84% and 81% of total net sales in the first nine months of 2010 and 2009, respectively. The following table details U.S. and international net sales by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances is provided below:

	Nine Months Ended September 30,
Dollars in Millions	2010	2009	% Change		% Change Attributable to Foreign Exchange
Key Products
PLAVIX*
U.S.	$4,561	$4,095	11%		—
Non-U.S.	390	433	(10)%		5%
Total	4,951	4,528	9%		—
AVAPRO*/AVALIDE*
U.S.	524	538	(3)%		—
Non-U.S.	400	406	(1)%		5%
Total	924	944	(2)%		2%
REYATAZ
U.S.	560	531	5%		—
Non-U.S.	545	482	13%		—
Total	1,105	1,013	9%		—
SUSTIVA Franchise (total revenue)
U.S.	654	579	13%		—
Non-U.S.	354	340	4%		(2)%
Total	1,008	919	10%		—
BARACLUDE
U.S.	130	116	12%		—
Non-U.S.	537	406	32%		3%
Total	667	522	28%		2%
ERBITUX*
U.S.	486	508	(4)%		—
Non-U.S.	11	8	38%		5%
Total	497	516	(4)%		—
SPRYCEL
U.S.	127	91	40%		—
Non-U.S.	280	211	33%		3%
Total	407	302	35%		2%
IXEMPRA
U.S.	76	74	3%		—
Non-U.S.	11	7	57%		11%
Total	87	81	7%		1%
ABILIFY*
U.S.	1,423	1,519	(6)%		—
Non-U.S.	435	366	19%		(1)%
Total	1,858	1,885	(1)%		—
ORENCIA
U.S.	401	341	18%		—
Non-U.S.	130	93	40%		3%
Total	531	434	22%		—
ONGLYZA
U.S.	66	20	*	*	—
Non-U.S.	19	—	*	*	—
Total	85	20	*	*	—
Mature Brands and Other Products
U.S.	321	340	(6)%		—
Non-U.S.	1,932	2,271	(15)%		2%
Total	2,253	2,611	(14)%		1%

**	Change is in excess of 200%.

PLAVIX*

•	U.S. net sales increased primarily due to higher average net selling prices. Estimated total U.S. prescription demand remained flat.

•

International net sales continue to be impacted by the launch of generic clopidogrel products in the EU. This has a negative impact on both our net sales as it relates to our EU sales in comarketing countries and our equity in net income of affiliates as it relates to our share of sales from our partnership with sanofi in Europe and Asia. The impact was partially offset by favorable foreign exchange. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE*

•	U.S. net sales decreased primarily due to lower U.S. prescription demand partially offset by higher average net selling prices. U.S. prescription demand decreased 16%.

•	International net sales decreased primarily due to lower demand.

REYATAZ

•	U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of 5%.

•	International net sales increased primarily due to higher demand across most international markets.

SUSTIVA Franchise

•	U.S. net sales increased primarily due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased 9%.

•	International net sales increased primarily due to continued demand in the EU.

BARACLUDE

•	Sold primarily in international markets, net sales increased primarily due to higher demand.

•	U.S. net sales increased primarily due to higher estimated U.S. prescription demand of 13%.

ERBITUX*

•	Sold almost exclusively in the U.S., net sales decreased primarily due to lower demand and lower average net selling prices.

SPRYCEL

•	U.S. net sales increased primarily due to increased demand and higher average net selling prices. Estimated total U.S. demand increased 6%.

•	International net sales increased primarily due to higher demand.

IXEMPRA

•	Worldwide net sales increased primarily due to higher demand.

ABILIFY*

•

U.S. net sales decreased primarily due to the reduction in our contractual share of net sales recognized from 65% to 58% and increased Medicaid rebates from healthcare reform. The decrease was partially offset by increased overall demand and higher average net selling prices. Estimated total U.S. prescription demand increased 6%.

•	International net sales increased primarily due to higher demand and a favorable foreign exchange impact.

ORENCIA

•	U.S. net sales increased due to demand and higher average net selling prices.

•	International net sales increased primarily due to higher demand.

Mature Brands and Other Products

•	U.S. net sales decreased due to the continued generic erosion of certain products partially offset by higher average net selling prices.

•

International net sales decreased due to continued generic erosion of certain brands including TAXOL and PRAVACHOL (pravastatin sodium), lower average net selling prices in Europe, the year over year impact of the rationalization and divestitures of our non-strategic product portfolio and lower demand for certain over the counter products.

For an explanation of the U.S. prescription data presented above and the calculation of such data, see “—Three Months Results of Operations.”

Estimated End-User Demand

The following table sets forth for each of our key products sold in the U.S. for the nine months ended September 30, 2010 compared to the same period in the prior year: (i) total U.S. net sales for the period; (ii) change in reported U.S. net sales for the period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

	Nine Months Ended September 30,
	Total U.S. Net Sales		% Change in U.S. Net Sales			% Change in U.S. Total Prescriptions
Dollars in Millions	2010	2009	2010		2009	2010	2009
PLAVIX*	$4,561	$4,095	11%		13%	—	4%
AVAPRO*/AVALIDE*	524	538	(3)%		(2)%	(16)%	(9)%
REYATAZ	560	531	5%		7%	5%	7%
SUSTIVA Franchise (a)	654	579	13%		9%	9%	9%
BARACLUDE	130	116	12%		16%	13%	12%
ERBITUX*(b)	486	508	(4)%		(9)%	N/A	N/A
SPRYCEL	127	91	40%		47%	6%	10%
IXEMPRA(b)	76	74	3%		(1)%	N/A	N/A
ABILIFY*	1,423	1,519	(6)%		28%	6%	28%
ORENCIA(b)	401	341	18%		33%	N/A	N/A
ONGLYZA(c)	66	20	*	*	N/A	N/A	N/A

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA and revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009.
**	Change is in excess of 200%.

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

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are the U.S., France, Canada, Japan, Italy, Spain, Germany, China and the United Kingdom. Our net sales by geographic area, based on the location of the customer, were as follows:

	Nine Months Ended September 30,
	Net Sales			% of Total Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
United States	$9,329	$8,752	7%	65%	64%
Europe	2,512	2,621	(4)%	18%	19%
Latin America, the Middle East and Africa	631	624	1%	4%	4%
Japan, Asia Pacific and Canada	1,193	1,092	9%	8%	8%
Emerging Markets	615	543	13%	4%	4%
Other	93	143	(35)%	1%	1%

Total	$14,373	$13,775	4%	100%	100%

For discussion of U.S. net sales variances, see “—Net Sales” above.

Net sales in Europe decreased primarily due to a 2% unfavorable foreign exchange impact. In addition, continued reduction in sales of mature brands and other products and reduced net sales from continued generic erosion of PLAVIX* were partially offset by growth in various key products including ABILIFY*, the HIV portfolio, BARACLUDE, SPRYCEL and ORENCIA.

Net sales in Latin America, the Middle East and Africa increased primarily due to a 2% favorable foreign exchange impact. In addition, increased sales of various key products, including, SPRYCEL, BARACLUDE, REYATAZ and ORENCIA were more than offset by reduced sales of mature brands and other products.

Net sales in Japan, Asia Pacific and Canada increased primarily due to a 10% favorable foreign exchange impact. Increased sales of various key products, including BARACLUDE and SPRYCEL, were offset by decreased net sales of PLAVIX* and mature brands and other products, including TAXOL, due to increasing generic competition.

Net sales in Emerging Markets increased primarily due to a 5% favorable foreign exchange impact in addition to increased sales of REYATAZ, BARACLUDE, SPRYCEL and ABILIFY*. These increases more than offset decreased sales of mature brands and other products.

Net sales in Other decreased primarily due to divestitures.

No country outside the U.S. contributed more than 10% of our total net sales during the nine months ended September 30, 2010 and 2009.

Expenses

	Nine Months Ended September 30,
	Expenses			% of Net Sales
Dollars in Millions	2010	2009	% Change	2010	2009
Cost of products sold	$3,863	$3,707	4%	26.9%	26.9%
Marketing, selling and administrative	2,686	2,776	(3)%	18.7%	20.2%
Advertising and product promotion	706	802	(12)%	4.9%	5.8%
Research and development	2,556	2,539	1%	17.8%	18.4%
Provision for restructuring	50	89	(44)%	0.3%	0.6%
Litigation expense	22	132	(83)%	0.2%	1.0%
Equity in net income of affiliates	(252)	(435)	(42)%	(1.8)%	(3.2)%
Other (income)/expense	84	(117)	(172)%	0.6%	(0.8)%

Total Expenses	$9,715	$9,493	2%	67.6%	68.9%

Cost of products sold

Cost of products sold as a percentage of net sales remained flat as lower manufacturing costs were offset by the reduction in our share of ABILIFY* sales related to the extended commercialization and manufacturing agreement for ABILIFY* and the collaboration fee paid to Otsuka under the SPRYCEL and IXEMPRA Oncology collaboration beginning in 2010.

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

Research and development

The increase was attributed to additional support of our maturing pipeline and compounds obtained from our string-of-pearls strategy and a $17 million payment to Exelixis to end our development collaboration for the experimental cancer drug XL184 partially offset by decreased upfront licensing and milestone payments. Upfront licensing and milestone payments of $55 million were paid to Allergan and PDL BioPharma Inc. during the first nine months of 2010 and $174 million were paid to ZymoGenetics, Nissan and Albany Molecular in the first nine months of 2009.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to the timing of the implementation of certain PTI and continuous improvement initiatives.

Litigation expense

Litigation expense in 2010 is related to additional reserves established for certain average wholesale prices (AWP) litigation. The 2009 expense was primarily due to the establishment of a $125 million reserve related to securities litigation. For further details refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

The decrease was attributed to the continued impact of generic clopidogrel competition on international PLAVIX* net sales.

Other (income)/expense

Other (income)/expense includes:

	Nine Months Ended September 30,
Dollars in Millions	2010	2009
Interest expense	$103	$141
Interest income	(54)	(40)
Impairment and loss on sale of manufacturing operations	225	—
Gain on debt buyback and termination of interest rate swap agreements	—	(7)
Net foreign exchange transaction (gains)/losses	(23)	17
Gain on sale of product lines, businesses and assets	(36)	(72)
Medarex acquisition	—	(10)
Other income received from alliance partners	(122)	(119)
Pension curtailment and settlement charges	16	25
Other	(25)	(52)

Other (income)/expense	$84	$(117)

•	Interest expense decreased primarily due to lower interest rates.

•	Interest income increased primarily due to higher cash, cash equivalents and marketable securities balances.

•	Impairment and loss on sale of manufacturing operations was attributed to the disposal of manufacturing operations in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

•	Gain on sale of product lines, businesses and assets was primarily related to the sale of mature brands.

•	Other income received from alliance partners includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone receipts related to our alliances.

Specified Items

During the nine months ended September 30, 2010 and 2009, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Nine Months Ended September 30, 2010

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$50	$—	$—	$50
Impairment and loss on sale of manufacturing operations	—	—	—	—	—	225	225
Accelerated depreciation, asset impairment and other shutdown costs	85	—	—	—	—	—	85
Pension curtailment and settlement charges	—	—	—	—	—	8	8
Process standardization implementation costs	—	27	—	—	—	—	27

Total Restructuring	85	27	—	50	—	233	395
Other:
Litigation charges	—	—	—	—	22	—	22
Upfront licensing, milestone and other payments	—	—	72	—	—	—	72
Product liability charges	—	—	—	—	—	13	13

Total	$85	$27	$72	$50	$22	$246	502

Income taxes on items above							(134)
Out-of-period tax adjustment							(59)

Decrease to Net Earnings from Continuing Operations							$309

Nine Months Ended September 30, 2009

Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$80	$—	$—	$80
Accelerated depreciation, asset impairment and other shutdown costs	80	—	—	9	—	—	89
Pension curtailment and settlement charges	—	—	—	—	—	25	25
Process standardization implementation costs	—	65	—	—	—	—	65
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(72)	(72)

Total Restructuring	80	65	—	89	—	(47)	187
Other:
Litigation charges	—	—	—	—	132	—	132
Upfront licensing and milestone payments	—	—	174	—	—	—	174
Medarex acquisition	—	—	—	—	—	(10)	(10)
Debt buyback and swap terminations	—	—	—	—	—	(7)	(7)
Product liability charges/(insurance recoveries)	8	—	—	—	—	(5)	3

Total	$88	$65	$174	$89	$132	$(69)	479

Income taxes on items above							(161)

Decrease to Net Earnings from Continuing Operations							$318

Non-GAAP Financial Measures

A reconciliation of GAAP to non-GAAP follows:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$2,619	$309	$2,928	$2,421	$318	$2,739
Earnings attributable to unvested restricted shares	(11)	—	(11)	(13)	—	(13)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$2,608	$309	$2,917	$2,408	$318	$2,726

Average Common Shares Outstanding—Diluted	1,726	—	1,726	1,982	—	1,982

Diluted EPS from Continuing Operations Attributable to BMS	$1.51	$0.18	$1.69	$1.21	$0.17	$1.38

For an explanation of the data presented above, see “—Three Months Results of Operations.”

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 21.2% for the nine months ended September 30, 2010 compared to 23.2% for the nine months ended September 30, 2009. See “Item 1. Financial Statements—Note 7. Income Taxes” for further discussion.

Discontinued Operations

As discussed in our 2009 Annual Report on Form 10-K, we completed the split-off of Mead Johnson in December 2009. The results of the Mead Johnson business are included in net earnings from discontinued operations for the nine months ended September 30, 2009. See “Item 1. Financial Statements—Note 5. Discontinued Operations” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion. The increase in noncontrolling interest corresponds to increased profitability of PLAVIX* in the U.S. Net earnings from discontinued operations attributable to noncontrolling interest primarily relates to the 16.9% of Mead Johnson owned by the public prior to the split-off. A summary of noncontrolling interest is as follows:

	Nine Months Ended September 30,
Dollars in Millions	2010	2009
sanofi partnerships	$1,543	$1,258
Other	18	21

Noncontrolling interest—pre-tax	1,561	1,279
Income taxes	509	412

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	1,052	867
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	55

Net earnings attributable to noncontrolling interest—net of taxes	$1,052	$922

Financial Position, Liquidity and Capital Resources

Net cash position was as follows:

Dollars in Millions	September 30, 2010	December 31, 2009
Cash and cash equivalents	$7,581	$7,683
Marketable securities—current	778	831
Marketable securities—non-current	2,562	1,369

Total	10,921	9,883

Short-term borrowings, including current portion of long-term debt	243	231
Long-term debt	6,479	6,130

Total debt	6,722	6,361

Net cash position	$4,199	$3,522

We maintain a significant level of working capital, which was approximately $8.1 billion at September 30, 2010 and $7.6 billion at December 31, 2009. In 2010 and future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, including $885 million for the acquisition of ZymoGenetics in October 2010, milestone payments, dividends paid in the U.S. and common stock repurchases.

Our investment portfolio contains non-current marketable securities including corporate debt securities. These investments are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only made with highly rated corporate and financial institutions. See “Item 1. Financial Statements—Note 9. Cash, Cash Equivalents and Marketable Securities.”

We continue to monitor the potential impact of the deteriorating economic conditions in certain European countries further discussed in “—Geographic Areas” above and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from such countries.

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of this facility. There were no borrowings outstanding under this revolving credit facility at September 30, 2010 and December 31, 2009.

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers primarily in Japan, Italy, Portugal and Spain, to third parties. The receivables are sold on a nonrecourse basis and approximated $674 million and $343 million during the nine months ended September 30, 2010 and 2009, respectively. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

Cash, cash equivalents and marketable securities held outside the U.S. was approximately $7.4 billion at September 30, 2010 and $5.3 billion at December 31, 2009 which is either used to fund non-U.S. operations or repatriated back to the U.S., in which case taxes on those amounts are already reserved. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

Credit Ratings

Moody’s Investors Service (Moody’s) long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit rating remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings are currently A+ and A-1, respectively, and their long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings are currently A+ and F1, respectively, and their long-term credit rating changed in August from stable to negative outlook. Our credit ratings are considered investment grade. These ratings for long-term securities designate that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. These ratings for short-term obligations designate that we have the strongest capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2010	2009
Cash flow provided by/(used in):
Operating activities	$2,896	$2,721
Investing activities	(1,333)	(3,353)
Financing activities	(1,679)	(1,011)

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

The net impact of the changes in operating assets and liabilities, which are discussed in more detail below, include changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities.

The net impact of the changes in operating assets and liabilities aggregated to a net cash outflow of $685 million and $587 million during the nine months ended September 30, 2010 and 2009, respectively. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

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

Dollars in Millions	September 30, 2010	% of Trailing Twelve Month Net Sales	December 31, 2009	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,965	10.1%	$1,897	10.1%
Inventories	1,369	7.1%	1,413	7.5%
Accounts payable	(1,725)	(8.9)%	(1,711)	(9.1)%

Total	$1,609	8.3%	$1,599	8.5%

During the first nine months of 2010, changes in operating assets and liabilities resulted in a net cash outflow of $685 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($417 million) primarily related to the pension funding in excess of current year expense ($336 million) and decreases in accrued bonuses and salaries due to the timing of payments ($57 million);

•	Cash outflows from U.S. and foreign income tax payable ($187 million) primarily attributed to timing of tax payment;

•	Cash outflows from receivables ($122 million) primarily attributed to the timing of cash receipts.

In the first nine months of 2009, changes in operating assets and liabilities resulted in a net cash outflow of $587 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($1.1 billion) primarily related to pension funding in excess of current year expense ($517 million), alliance payment to Otsuka which will be amortized as a reduction of net sales through the ABILIFY* extension period ($400 million) and decreases in accrued bonuses and salaries due to the timing of payments ($111 million);

•	Cash inflows from accounts payable ($228 million) primarily attributed to the timing of vendor and alliance payments, as well as the impact of the above noted working capital initiative;

•	Cash inflows from deferred income ($135 million) mainly due to the milestone payments received from Pfizer ($150 million) and AstraZeneca ($100 million), partially offset by amortization; and

•	Cash inflows from receivables ($77 million) primarily attributed to additional factoring of non-U.S. trade receivables.

Investing Activities

Net cash used in investing activities was $1.3 billion in the first nine months of 2010 and included:

•	Net purchases of marketable securities ($1.1 billion); and

•	Capital expenditures ($299 million).

Net cash used in investing activities was $3.4 billion in the first nine months of 2009 and included:

•	Purchase of Medarex ($2.2 billion);

•	Net purchases of marketable securities ($717 million);

•	Capital expenditures ($534 million); and

•

Proceeds from the divestiture of mature brand businesses ($85 million), including the Pakistan business ($32 million), other Middle Eastern manufacturing businesses ($17 million) and various trademarks ($31 million).

Financing Activities

Net cash used in financing activities was $1.7 billion in the first nine months of 2010 and included:

•	Dividend payments ($1.7 billion); and

•	Repurchases of common stock ($353 million); partially offset by

•	Net proceeds from the exercise of stock options ($211 million); and

•	Net proceeds from the termination of interest rate swap agreements ($98 million).

Net cash used in financing activities was $1.0 billion in the first nine months of 2009 and included:

•	Dividend payments ($1.9 billion); and

•	Repurchase of 5.875% Notes due 2036 ($67 million), 7.15% Notes due 2023 ($44 million) and 6.8% Notes due 2026 ($21 million); partially offset by

•	Net proceeds from the Mead Johnson initial public offering ($782 million); and

•	Net proceeds from the termination of interest rate swap agreements ($194 million).

Dividends declared per common share were $0.96 for the nine months ended September 30, 2010 and $0.93 for the nine months ended September 30, 2009. We paid $1.7 billion and $1.9 billion in dividends for the nine months ended September 30, 2010 and September 30, 2009, respectively. The decrease in total dividends, despite the per share increase, is primarily attributed to the 269 million share reduction from the Mead Johnson split-off. Dividend decisions are made on a quarterly basis by our Board of Directors.

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

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in our 2009 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K except for the following:

We have received a warning letter from the FDA and we may not be able to timely and adequately address the manufacturing issues raised in the warning letter.

We have received a warning letter from the FDA regarding our manufacturing facility in Manati, Puerto Rico. The warning letter focuses on certain GMP processes and practices, which the FDA identified during an inspection, that are to be improved or remediated. We have provided a response to the warning letter and expect that the Manati facility will be inspection-ready by the end of the year. If we are unable to timely and adequately improve or remediate the GMP issues identified to the FDA’s satisfaction, we could be subject to additional inspectional observations by the FDA requiring remediation. If any of these observations are serious, we could face additional negative consequences including a temporary delay in production at the facility for further corrective action.

In addition, the FDA has advised us that these GMP issues must be resolved prior to its granting approval of our pending Biologics License Application (BLA) for NULOJIX (belatacept). Any delay in the timing of when we expect the Manati facility to be inspection-ready could further delay a decision by the FDA on the BLA for NULOJIX.

The resolution of manufacturing issues with the FDA discussed in this Form 10-Q, as well as the potential impact of those issues on our revenues and earnings, are subject to substantial risks and uncertainties. These risks and uncertainties, including the timing, scope and duration of a resolution of the manufacturing issues, will depend on our ability to address the issues identified in the FDA’s warning letter.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders and repurchases of our equity securities during the nine month period ended September 30, 2010:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2010	4,280	$25.07	—	$2,220
February 1 to 28, 2010	4,589	$24.19	—	$2,220
March 1 to 31, 2010	1,492,277	$24.60	—	$2,220

Three months ended March 31, 2010	1,501,146		—

April 1 to 30, 2010	9,065	$26.67	—	$2,220
May 1 to 31, 2010	4,742,159	$23.48	4,731,211	$2,889
June 1 to 30, 2010	2,556,972	$24.28	2,548,826	$2,827

Three months ended June 30, 2010	7,308,196		7,280,037

July 1 to 31, 2010	2,787,760	$25.03	2,777,198	$2,758
August 1 to 31, 2010	1,958,670	$26.12	1,950,682	$2,707
September 1 to 30, 2010	2,543,114	$27.16	2,508,500	$2,638

Three months ended September 30, 2010	7,289,544		7,236,380

Nine months ended September 30, 2010	16,098,886		14,516,417

(a)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.
(b)	In May 2010, we announced that the Board of Directors authorized the purchase of up to $3.0 billion of our common stock. The repurchase program does not have an expiration date and is expected to take place over a few years. In May 2010, the Board of Directors also terminated the program previously announced in June 2001 pursuant to which up to $14.0 billion of common stock had been authorized to be purchased and approximately $2.2 billion remained yet to be repurchased.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ELIQUIS is a trademark of Pfizer, Inc.; ERBITUX is a trademark of Eli Lilly; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), PLAVIX is a trademark of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; and DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc. Brand names of products that are in all capital letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: October 26, 2010	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date: October 26, 2010	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer