Form 10-K
period 2010-12-31
BRISTOL MYERS SQUIBB CO
filed 2011-02-18
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1,703,707,049 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $42,490,453,802. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2011, there were 1,702,427,438 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 3, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. We are engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis.

Over the last few years, we executed our strategy to transform into a next generation biopharmaceutical company. This transformation encompassed all areas of our business and operations. As part of this strategy, we have divested our non-pharmaceutical businesses, implemented our acquisition and licensing strategy known as the “string-of-pearls”, and executed our productivity transformation initiative (PTI). With respect to divestitures, we sold our Medical Imaging business in January 2008, sold our ConvaTec business in August 2008, and divested the Mead Johnson Nutrition Company (Mead Johnson) in December 2009. During the same period, we completed numerous acquisition and licensing transactions, such as, Kosan Biosciences, Inc. in June 2008, Medarex, Inc. (Medarex) in September 2009 and ZymoGenetics, Inc. (ZymoGenetics) in October 2010.

We executed our PTI, which was first announced in December 2007, through which we realized $2.5 billion in annual cost savings and cost avoidance based on previous strategic plans for future years. To achieve this, we reduced general and administrative operations by simplifying, standardizing and outsourcing certain processes and services, rationalized our mature brands portfolio, consolidated our global manufacturing network while eliminating complexity and enhancing profitability, simplified our geographic footprint and implemented a more efficient go-to-market model. We met our goal of $2.5 billion of cost savings and cost avoidance on an annualized run-rate basis. Because the $2.5 billion of annual cost savings and avoidance is based on previous strategic plans for future years and because our progress is measured on an annualized run-rate basis, the amount of cost savings and avoidance does not correlate directly with our results of operations. Approximately 60% of the $2.5 billion in annual cost savings and cost avoidance relates to marketing, selling and administrative expenses, 20-25% relates to costs of products sold, and 15-20% relates to research and development expenses. In addition to the PTI, we continue to review our cost structure with the intent to create a modernized, efficient and robust balance between building competitive advantages, securing innovative products and planning for the future.

We report financial and operating information in one segment—BioPharmaceuticals. For additional information about business segments, see “Item 8. Financial Statements—Note 3. Business Segment Information.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the United States (U.S.), Puerto Rico and in 6 foreign countries.

U.S. net sales accounted for 65%, 63% and 60% of total net sales in 2010, 2009 and 2008, respectively, while net sales in Europe accounted for 18%, 19% and 21% of total net sales in 2010, 2009 and 2008. Net sales in Japan accounted for 3% of total net sales in 2010, 2009 and 2008. Net sales in Canada accounted for 3% of total net sales in 2010, 2009 and 2008.

Products

Our pharmaceutical products include chemically-synthesized drugs, or small molecules, and an increasing portion of products produced from biological processes (typically involving recombinant DNA technology), called “biologics.” Small molecule drugs are typically administered orally, e.g., in the form of a pill or tablet, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by infusion. Most of our revenues come from products in the following therapeutic classes: cardiovascular; virology, including human immunodeficiency virus (HIV) infection; oncology; neuroscience; immunoscience; and metabolics.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. Our business is focused on innovative biopharmaceutical products, and we rely on patent rights and other forms of regulatory protection to maintain the market exclusivity of our products. In the U.S., the European Union (EU) and some other countries, when these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of patent rights and regulatory forms of exclusivity, see “—Intellectual Property and Product Exclusivity” below. For further discussion of the impact of generic competition on our business, see “—Generic Competition” below.

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

The following schedule presents net sales of our key products and estimated basic exclusivity loss in the U.S., EU, Japanese and Canadian markets:

	Net Sales by Products			Past or Currently Estimated Year of Basic Exclusivity Loss
Dollars in Millions	2010	2009	2008	U.S.		EU (a)		Japan		Canada
Key Products
PLAVIX*	$6,666	$6,146	$5,603	2012		2008	(b)	++		2012
AVAPRO*/AVALIDE*	1,176	1,283	1,290	2012		2007-2013		++		2011
ABILIFY*	2,565	2,592	2,153	2015	(h)	2014	(i)	++		2017	(m)
REYATAZ	1,479	1,401	1,292	2017		2017-2019	(c)	2019		2017
SUSTIVA Franchise (total revenue)	1,368	1,277	1,149	2013	(d)	2013	(d)	++		2013
BARACLUDE	931	734	541	2015		2011-2016		2016		2011
ERBITUX*	662	683	749	2016	(e)	++		2009	(l)	2016
SPRYCEL	576	421	310	2020		2020	(f)	2021		2020
IXEMPRA	117	109	101	2018		++	(g)	++		++
ORENCIA	733	602	441	2019	(j)	2017	(k)	2018	(n)	2012	(o)
ONGLYZA/KOMBIGLYZE	158	24	—	2021		2021		++		2021

Note: The currently estimated earliest year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that have not yet been granted. In some instances, we may be able to obtain an additional six months exclusivity for a product based on the pediatric extension, for example. In certain other instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacturing or methods of using the drug. Such patents may sometimes result in a favorable market position for our products, but product exclusivity cannot be predicted or assured. Under the new U.S. healthcare law enacted in 2010, qualifying biologic products will receive 12 years of data exclusivity before a biosimilar can enter the market, as described in more detail in “—Intellectual Property and Product Exclusivity” below.

*	Indicates brand names of products which are trademarks not owned by Bristol-Myers Squibb or its subsidiaries. Specific trademark ownership information can be found on page 139.
++	We do not currently market the product in the country or region indicated.
(a)

References to the EU throughout this Form 10-K include all 27 member states that were members of the European Union during the year ended December 31, 2010. Basic patent applications have not been filed in all 27 current member states for all of the listed products. In some instances the date of basic exclusivity loss will be different in various EU member states. In such instances, the earliest and latest dates of basic exclusivity loss are listed. For those EU countries where the basic patent was not obtained, there may be data protection available.

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
(e)

Biologic product approved under a BLA. Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active ingredient in ERBITUX*. Our rights to commercialize cetuximab terminate in 2018.

(f)	Pending application. EU patent applications were not filed in Estonia, Latvia, Lithuania, Malta, Slovakia and Slovenia.
(g)	Although ixabepilone is not approved to be marketed in the EU, it is approved and marketed in Switzerland and the composition of matter patent is expected to expire in 2018.
(h)	Our rights to commercialize aripiprazole in the U.S. terminate in April 2015.
(i)	Our rights to commercialize aripiprazole in the EU terminate in 2014. Patent protection in Romania and Denmark expired in 2009.
(j)	Biologic product approved under a BLA. Data exclusivity in the U.S. expires in 2017.
(k)	Data exclusivity in the EU expires in 2017. We have a patent covering abatacept in the majority of EU countries that expires in 2012.
(l)	Data exclusivity in Japan expires in 2016.
(m)	Exclusivity period is based on regulatory data protection.
(n)	Exclusivity period is based on regulatory data protection.
(o)	Data exclusivity in Canada expires in 2014.

Below is a summary of the indication, intellectual property position, product partner, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and, where applicable, the EU, Japan and Canada.

PLAVIX*

PLAVIX* (clopidogrel bisulfate) is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome.

In 2009 and 2010, the U.S. PLAVIX* labeling was updated with new warnings on the use of drugs that are strong or moderate CYP 2C19 inhibitors such as PRILOSEC* (omeprazole) that could interfere with PLAVIX* by reducing its effectiveness. The labeling was also updated to include warnings about the variability of response attributed to CYP 2C19 genetic polymorphisms. In 2010, the label was further revised to include a boxed warning concerning the diminished effectiveness of PLAVIX* in patients with the genetic variation leading to the reduced formation of the active metabolite.

Clopidogrel bisulfate was codeveloped and is jointly marketed with sanofi-aventis (sanofi). For more information about our alliance with sanofi, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The composition of matter patent in the U.S. expires in November 2011 and the FDA has granted us an additional six-month period of exclusivity to market PLAVIX*. Exclusivity for PLAVIX* in the U.S. is expected to expire in May 2012. PLAVIX* is the subject of patent litigation in the U.S. with Apotex and other generic companies and the courts have upheld the validity of the composition of matter patent, entering a judgment in our favor and imposing damages on Apotex for infringing our patent. Apotex is appealing the amount of damages. For more information about these litigation matters, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

In the EU, regulatory data exclusivity protection expired in July 2008. In most of the major markets within Europe, PLAVIX* benefits from national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. However, generic and alternative salt forms of clopidogrel bisulfate are marketed and compete throughout the EU.

We obtain our bulk requirements for clopidogrel bisulfate from sanofi and a third-party. Both the Company and sanofi finish the product in our own respective facilities.

AVAPRO*/AVALIDE*	AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide) is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy.

Irbesartan was codeveloped and is jointly marketed with sanofi. For more information about our alliance with sanofi, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The basic composition of matter patent in the U.S. expires in March 2012 (including a pediatric extension) and in most countries in the EU in 2012 to 2013. Data exclusivity in the EU expired in August 2007 for AVAPRO* and in October 2008 for AVALIDE*.

Irbesartan is manufactured by both the Company and sanofi. We manufacture our bulk requirements for irbesartan and finish AVAPRO*/AVALIDE* in our facilities. For AVALIDE*, we purchase bulk requirements for hydrochlorothiazide from a third-party. See “Item 1A. Risk Factors—We may experience difficulties and delays in the manufacturing, distribution and sale of our products” for information on the recent recall and supply shortage.

ABILIFY*

ABILIFY* (aripiprazole) is an atypical antipsychotic agent for adult patients with schizophrenia, bipolar mania disorder and major depressive disorder. ABILIFY* also has pediatric uses in schizophrenia and bipolar disorder, among others.

We have a global commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. For more information about our arrangement with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The basic U.S. composition of matter patent for ABILIFY* expires in April 2015 (including the granted patent term extension and six month pediatric extension). The basic composition of matter patent protecting aripiprazole is the subject of patent litigation in the U.S. Otsuka has sole rights to enforce this patent. For more information about this litigation matter, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

A composition of matter patent is in force in Germany, the United Kingdom (UK), France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplementary protection certificate in all of the above countries except Romania and Denmark. Data exclusivity in the EU expires in 2014.

We obtain our bulk requirements for aripiprazole from Otsuka. Both the Company and Otsuka finish the product in our own respective facilities.

REYATAZ	REYATAZ (atazanavir sulfate) is a protease inhibitor for the treatment of HIV. REYATAZ was launched in the U.S. in July 2003.

We developed atazanavir under a worldwide license from Novartis Pharmaceutical Corporation (Novartis) for which a royalty is paid based on a percentage of net sales. We are entitled to promote REYATAZ for use in combination with NORVIR* (ritonavir) under a non-exclusive license agreement with Abbott Laboratories, as amended, for which a royalty is paid based on a percentage of net sales.

Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S. and the major EU member countries and in 2019 in Japan. Data exclusivity in the EU expires in 2014. Two U.S. patents are the subject of patent litigation in the U.S. For more information about this litigation matter, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

We manufacture our bulk requirements for atazanavir and finish the product in our facilities.

SUSTIVA Franchise

SUSTIVA (efavirenz) is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. The SUSTIVA Franchise includes SUSTIVA, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz which is included in the combination therapy ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining our SUSTIVA and Gilead Sciences, Inc.’s (Gilead) TRUVADA* (emtricitabine and tenofovir disoproxil fumarate). ATRIPLA* is the first complete Highly Active Antiretroviral Therapy treatment product for HIV available in the U.S. in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and help simplify HIV therapy for patients and providers. For more information about our arrangement with Gilead, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

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

Market exclusivity for SUSTIVA is expected to expire in 2013 in countries in the EU; we do not, but another company does, market efavirenz in Japan. Certain ATRIPLA* patents are the subject of patent litigation in the U.S. At this time, our patents covering efavirenz composition of matter and method of use have not been challenged. For more information about this litigation matter, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

We obtain our bulk requirements for efavirenz from third parties and produce finished goods in our facilities. We provide bulk efavirenz to Gilead, who is responsible for producing the finished ATRIPLA* product.

BARACLUDE

BARACLUDE (entecavir) is a potent and selective inhibitor of hepatitis B virus that was approved by the FDA in March 2005 for the treatment of chronic hepatitis B infection. BARACLUDE was discovered and developed internally. It has also been approved and is marketed in over 50 countries outside of the U.S., including China, Japan and the EU.

We have a composition of matter patent that expires in the U.S. in 2015. This patent is the subject of patent litigation in the U.S. For more information about this litigation matter, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. There is uncertainty about China’s exclusivity laws which has resulted in generic competition in the China market.

We manufacture our bulk requirements for entecavir and finish the product in our facilities.

ERBITUX*

ERBITUX* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX*, a biological product, is approved for the treatment in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer (mCRC) who have failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. The FDA has also approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. Specifically, ERBITUX* was approved for use in combination with radiation therapy, for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck and, as a single agent, for the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck for whom prior platinum-based therapy has failed.

In October 2008, the FDA accepted for filing a supplemental Biologics License Application (sBLA) for first-line squamous cell carcinoma of the head and neck and granted it a priority review status. The FDA has since requested interim data from an additional study to complete the review of this application. We continue to work with the FDA and expect to provide the requested information in 2011. See “—Research and Development” below for additional information.

ERBITUX* is marketed in North America by us under an agreement with ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly). We share copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 with ImClone, Merck KGaA and Merck Japan. ERBITUX* received marketing approval in Japan in July 2008 for use in treating patients with advanced or recurrent colorectal cancer. For a description of our alliance with ImClone, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active molecule in ERBITUX*. ERBITUX* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2018 (including the granted patent term extension). The inventorship of this use patent was challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda). Pursuant to a settlement agreement executed and announced in December 2007 by ImClone, sanofi and Yeda to end worldwide litigation related to the use patent, sanofi and Yeda granted ImClone a worldwide license under the use patent.

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

SPRYCEL

SPRYCEL (dasatinib) is a multi-targeted tyrosine kinase inhibitor approved for treatment of adults with all phases of chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate), and for the treatment of adults with Philadelphia chromosome-positive acute lymphoblastic leukemia with resistance or intolerance to prior therapy. In 2010, the FDA approved SPRYCEL for the treatment of adult patients with newly diagnosed Philadelphia chromosome-positive (Ph+) chronic myeloid leukemia (CML) in chronic phase.

SPRYCEL was internally discovered and is part of our strategic alliance with Otsuka. For more information about our alliance with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

A patent term extension has been granted in the U.S. extending the term on the basic composition of matter patent covering dasatinib until June 2020. Dasatinib is the subject of patent litigation in the U.S. For more information about this litigation matter, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

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

IXEMPRA was internally developed and is part of our alliance with Otsuka. For more information about our alliance with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

The basic composition of matter patent protecting ixabepilone in the U.S. is due to expire in May 2018, and a patent term extension has been requested which, upon grant, would extend the patent term until September 2020. In the U.S., New Chemical Entity regulatory exclusivity protection expires in 2012.

Ixabepilone is subject to a license agreement with Helmholtz Zentrum fur Infektionsforschung GmbH (HZI), relating to epothilone technologies for which we pay a royalty based on a percentage of net sales.

We manufacture our bulk requirements for ixabepilone in our facilities including the manufacturing of the active ingredient. The drug product, which comprises a pharmaceutical kit, is finished by Baxter Oncology GmbH.

ORENCIA

ORENCIA (abatacept), a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderate to severe rheumatoid arthritis, who have had an inadequate response to certain currently available treatments. Abatacept was approved by the FDA in December 2005 and made commercially available in the U.S. in February 2006. ORENCIA was discovered and developed internally.

We have a series of patents covering abatacept and its method of use. In the U.S., a patent term extension has been granted for one of the composition of matter patents, extending the term of the U.S. patent to 2019. In the majority of the EU countries, we have a patent covering abatacept that expires in 2012. In a majority of these EU countries, we have applied for supplementary protection certificates, which would extend the term of the patent if granted. Data exclusivity in the EU expires in 2017.

We obtain bulk abatacept from a third-party and finish the product in our facilities.

ONGLYZA/ KOMBIGLYZE

ONGLYZA (saxagliptin), a dipeptidyl peptidase-4 inhibitor, is an oral compound indicated for the treatment of type 2 diabetes as an adjunct to diet and exercise.

KOMBIGLYZE (saxagliptin and metformin) is a combination product indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus when treatment with both saxagliptin and metformin is appropriate.

Both ONGLYZA and KOMBIGLYZE were codeveloped by the Company and AstraZeneca PLC (AstraZeneca). We have a worldwide (except Japan) codevelopment and cocommercialization agreement with AstraZeneca for saxagliptin. For more information about our arrangement with AstraZeneca and with Otsuka for Japan, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

We own a patent covering saxagliptin as composition of matter that expires in 2021 in the U.S.

We manufacture our bulk requirements for saxagliptin in our facilities including the manufacturing of the active ingredient. We obtain the bulk metformin HCl for KOMBIGLYZE from a third party. Both the Company and a third-party finish the product in each of their own facilities.

Emerging Markets

We have refined our focus on emerging markets which represent significant opportunities for growth. Such markets are characterized by strong economic development, a rising gross domestic product, a growing middle class and increasing wealth amongst the middle class as well as a demand for quality healthcare. Emerging markets may provide most of the growth opportunity in the pharmaceuticals industry by the middle of the next decade. Our strategy to capitalize on this growth opportunity is an innovation-focused approach. With this approach, we will develop and commercialize select, innovative products in key high-growth markets, tailoring the approach to each market individually. We have identified five emerging markets on which to focus – Brazil, Russia, India, China and Turkey. The emerging public health interests of these countries best align with our strategy as well as our current portfolio and pipeline. These countries have also been identified as having improving intellectual property protection. In order to capitalize on the growth opportunities in the emerging markets, we must balance related risks as well as develop innovative pricing and access strategies to make products accessible to patients and provide a reasonable return on investment. The risks in these markets include intellectual property protection, currency volatility, reimbursement issues, government stability and scale issues. We monitor and mitigate against these risks to the extent possible.

Research and Development

We invest heavily in research and development (R&D) because we believe it is critical to our long-term competitiveness. We have major R&D facilities in Princeton, Hopewell and New Brunswick, New Jersey, and Wallingford, Connecticut. Pharmaceutical research and development is also carried out at various other facilities throughout the world, including in Belgium, the UK, India and other sites in the U.S. We supplement our internal drug discovery and development programs with alliances and collaborative agreements. These agreements bring new products into the pipeline and help us remain on the cutting edge of technology in the search for novel medicines. In drug development, we engage the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our research and development activities.

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

In order for a new drug to reach the market, industry practice and government regulations in the U.S., the EU and most foreign countries provide for the determination of a drug’s effectiveness and safety through preclinical tests and controlled clinical evaluation. The clinical development of a potential new drug includes Phase I, Phase II and Phase III clinical trials that have been designed specifically to support a new drug application for a particular indication, assuming the trials are successful. The R&D process typically takes twelve years or longer, with over three years often spent in Phase III, or late-stage, development. We consider our R&D programs in Phase III, or late-stage development, to be our significant R&D programs. These programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations.

Drug development is time consuming, expensive and risky. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2005-2009, over 90% of the compounds that enter Phase I development fail to achieve regulatory approval. The failure rate for compounds that enter Phase II development is approximately 85% and for compounds that enter Phase III development, it is approximately 45%.

Total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. We spent $3.6 billion in both 2010 and 2009 and $3.5 billion in 2008 on research and development activities. Research and development spending includes payments under third-party collaborations and contracts. At the end of 2010, we employed approximately 8,000 people in R&D activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years.

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

ELIQUIS*

ELIQUIS* (apixaban) is an oral Factor Xa inhibitor, targeted at the prevention and treatment of venous thromboembolic (VTE) disorders and stroke prevention in atrial fibrillation. It is currently in the registrational process in the EU for use in VTE prevention and we expect to submit regulatory filings in the U.S. and the EU for an indication in atrial fibrillation in either the third or fourth quarter of 2011. Apixaban was discovered internally and is part of our alliance with Pfizer, Inc. (Pfizer). We own a patent covering apixaban as composition of matter that expires in 2023 in the U.S.

NULOJIX

NULOJIX (belatacept), a biological product, is a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection. It is currently in the registrational process in both the U.S. and the EU for the prophylaxis of organ rejection in kidney transplant patients. We own a patent covering belatacept as composition of matter that expires in 2022 in the U.S.

Brivanib

Brivanib is an oral small molecule dual kinase inhibitor that blocks both the VEGF receptor and the FGF receptor. It is currently in Phase III trials as an anti-cancer treatment with potential use in hepatocellular carcinoma and colorectal cancer. We own a patent covering brivanib as composition of matter that expires in 2023 in the U.S.

Dapagliflozin

Dapagliflozin is an oral SGLT2 inhibitor for the potential treatment of diabetes. It is currently in the registrational process in both the EU and the U.S. It was discovered internally and is part of our alliance with AstraZeneca. We own a patent covering dapagliflozin as composition of matter that currently expires in October 2020 in the U.S.

YERVOY

YERVOY (ipilimumab), a biologic product, is a monoclonal antibody currently in the registrational process for the treatment of metastatic melanoma in the U.S. and the EU. It is also being studied for lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer. It is in a novel class of agents intended to potentiate elements of the immunologic response. The compound was discovered by Medarex which is now our subsidiary. We own a patent covering ipilimumab as composition of matter that currently expires in 2022 in the U.S.

Necitumumab (IMC-11F8)

Necitumumab is a fully human monoclonal antibody being investigated as an anticancer treatment, which was discovered by ImClone and is part of the alliance between the Company and Lilly. It has been studied outside the U.S. in lung cancer and colorectal cancer and is in Phase III trials in non small cell lung cancer. Lilly owns a patent covering IMC-11F8 as composition of matter that expires in 2025 in the U.S.

During 2010, we terminated our global codevelopment and cocommercialization arrangement for XL-184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound in Phase III clinical trials, with all rights returning to Exelixis, Inc. (Exelixis).

The following table lists potential additional indications of key marketed products that are in Phase III development:

ERBITUX*	Potential additional indications in first-line non-small cell lung cancer, first-line head and neck cancer, first-line colorectal cancer and gastric cancer.

ORENCIA	Potential subcutaneous formulation and potential additional indication in lupus nephritis.

PLAVIX*	Potential additional indication in vascular event prevention in atrial fibrillation.

SPRYCEL	Potential additional indication in prostate cancer.

IXEMPRA	Potential additional indication in endometrial cancer.

REYATAZ	Potential pediatric indication.

SUSTIVA	Potential pediatric indication.

BARACLUDE	Potential pediatric extension.

ONGLYZA	Potential pediatric extension.

The table below presents key developments that we currently expect to occur during 2011 with respect to our significant pipeline programs. The outcome and timing of these expected developments are dependent upon a number of factors including, among other things, the availability of data, the outcome of certain clinical trials, acceptance of presentations at certain medical meetings and/or actions by health authorities. We do not undertake any obligation to publicly update this information, whether as a result of new information, future events, or otherwise.

ELIQUIS*

• Potential EU approval and U.S. submission for VTE prevention.

• ARISTOTLE trial results studying apixaban versus warfarin expected mid-2011.

• Potential U.S. and EU submission for stroke prevention in atrial fibrillation.

Dapagliflozin	• Data from remaining Phase III studies. • Potential U.S. approval for treatment of type 2 diabetes.

NULOJIX	• Potential U.S. and EU approvals for prevention of organ rejection in kidney transplant patients. • Three-year Phase III data: potential presentation at the American Transplant Congress in May 2011.

ORENCIA	• Potential U.S. approval and EU submission for subcutaneous formulation. • Phase II/III lupus nephritis data available.

YERVOY

• Data available from -024 study, combination with dacarbazine (DTIC) in first-line metastatic melanoma.

• Potential U.S. and EU approval for second line metastatic melanoma.

• Planned Phase III start in lung cancer.

Brivanib	• First Phase III study expected to complete in advanced unresectable hepatocellular carcinoma.

ERBITUX*	• Potential U.S. resubmission for first-line non-small cell lung cancer and first-line head and neck cancer. • Potential U.S. submission for first-line colorectal cancer.

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

Within Territory A, the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China (clopidogrel bisulfate only). We sell ISCOVER* and KARVEA*/KARVEZIDE* and sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries, except China, where we retain the right to, but do not currently comarket ISCOVER*. The Company and sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the UK, Belgium, Netherlands, Switzerland and Portugal. In addition, the Company and sanofi copromote PLAVIX* in Austria, Italy, Ireland, Denmark, Finland, Norway, Sweden, Taiwan, South Korea and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. In 2010 and prior, the Company and sanofi also copromoted PLAVIX* in Singapore. Sanofi acts as the operating partner for Territory A and owns a 50.1% financial controlling interest in this territory. Our ownership interest in this territory is 49.9%. We account for the investment in partnership entities in Territory A under the equity method and recognize our share of the results in equity in net income of affiliates. Our share of net income from these partnership entities before taxes was $325 million in 2010, $558 million in 2009 and $632 million in 2008.

Within Territory B, the Company and sanofi copromote PLAVIX* and AVAPRO*/AVALIDE* in the U.S., Canada and Puerto Rico. The other Territory B countries, Australia, Mexico, Brazil, Colombia (clopidogrel bisulfate only) and Argentina are comarketing countries. We act as the operating partner for Territory B and own a 50.1% majority controlling interest in this territory. As such, we consolidate all partnership results in Territory B and recognize sanofi’s share of the results as net earnings attributable to noncontrolling interest, net of taxes, which was $1,394 million in 2010, $1,159 million in 2009 and $976 million in 2008.

We recognized net sales in Territory B and Territory A comarketing countries of $7.8 billion in 2010, $7.4 billion in 2009 and $6.9 billion in 2008.

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

Under the terms of the ABILIFY* Agreement, as amended, we purchase the product from Otsuka and perform finish manufacturing for sale by us or Otsuka to third-party customers. The ABILIFY* Agreement expires in April 2015 in the U.S. and in June 2014 in all EU countries. In each other country where we have the exclusive right to sell ABILIFY*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country.

In the U.S., Germany, France and Spain, the product is invoiced to third-party customers by us on behalf of Otsuka and we recognize alliance revenue for our contractual share of third-party net sales. In the U.S., our contractual share was 65% of net sales in 2008 and 2009 and was 58% in 2010, under the terms of our agreement with Otsuka to extend the U.S. portion of the ABILIFY* Agreement described more fully below. We recognized all expenses related to the product in 2008 and 2009. In 2010 Otsuka was responsible for 30% of commercialization expenses related to the product in the U.S. In Germany, France and Spain, our contractual share is 65% of net sales and we recognize all expenses related to the product. In the UK, Italy and Canada, where we are presently the exclusive distributor for the product, we recognize 100% of the net sales and related cost of products sold and expenses. Beginning on January 1, 2011, we will invoice third-party customers in the UK on behalf of Otsuka and the Company will receive 65% of net sales with no expense reimbursement and we will continue to recognize 100% of the net sales and related cost of products sold and expenses in Italy and Canada. We also have an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries we recognize 100% of the net sales and related cost of products sold.

In April 2009, the Company and Otsuka extended the U.S. portion of the ABILIFY* Agreement until the expected loss of product exclusivity in April 2015. Under the terms of the extension, we paid Otsuka $400 million. Beginning on January 1, 2011, the share of U.S. net sales that we recognize for ABILIFY* changed from 58% in 2010 to 53.5% and it will be further reduced to 51.5 % as of January 1, 2012. Otsuka will remain responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY* in the U.S. during this time.

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

We recognized net sales for ABILIFY* of $2.6 billion in both 2010 and 2009 and $2.2 billion in 2008. In addition to the $400 million extension payment in 2009, total upfront licensing and milestone payments made to Otsuka under the ABILIFY* Agreement through 2010 were $217 million.

For a discussion of our Oncology Agreement with Otsuka, see “—Current Marketed Products—Internally Discovered” below. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Lilly We have an EGFR commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the codevelopment and copromotion of ERBITUX* and necitumumab (IMC-11F8) in the U.S. as well as codevelopment and copromotion rights to both products in Canada and Japan. For more information on the agreement with respect to necitumumab, see “—Investigational Compounds Under Development—In-Licensed” below. Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America, plus reimbursement of certain royalties paid by Lilly, and the Company and Lilly share one half of the profits and losses evenly in Japan with Merck KgaA receiving the other half of the profits and losses in Japan. The parties share royalties payable to third parties pursuant to a formula set forth in the commercialization agreement. We purchase all of our North American commercial requirements for bulk ERBITUX* from Lilly. The agreement expires as to ERBITUX* in North America in September 2018.

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

We recognized net sales for ERBITUX* of $662 million in 2010, $683 million in 2009 and $749 million in 2008.

For further discussion of our strategic alliance with Lilly, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Gilead We have a joint venture with Gilead to develop and commercialize ATRIPLA* in the U.S., Canada and Europe. The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S., Canada, throughout the EU and certain other European countries, and both provide funding and field-based sales representatives in support of promotional efforts for ATRIPLA*. Gilead recognizes 100% of ATRIPLA* revenues in the U.S., Canada and most countries in Europe. Our revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue to approximate revenue for the SUSTIVA brand. We recognized efavirenz revenues of $1,053 million in 2010, $869 million in 2009 and $582 million in 2008 related to ATRIPLA* net sales.

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

Current Marketed Products—Internally Discovered

AstraZeneca In January 2007, we entered into a worldwide (except for Japan) codevelopment and cocommercialization agreement with AstraZeneca for ONGLYZA (the Saxagliptin Agreement). KOMBIGLYZE was codeveloped with AstraZeneca under the Saxagliptin Agreement. The exclusive rights to develop and sell ONGLYZA in Japan were licensed to Otsuka in December 2006, which is described below under “—Investigational Compounds Under Development—Internally Discovered.” The Company and AstraZeneca are also parties to a worldwide codevelopment and cocommercialization agreement for dapagliflozin, which is described below under “—Investigational Compounds Under Development—Internally Discovered.”

We manufacture ONGLYZA and KOMBIGLYZE and, with certain limited exceptions, recognize net sales in most key markets. We received $300 million in upfront licensing and milestone payments from AstraZeneca for meeting certain development and regulatory milestones on ONGLYZA and KOMBIGLYZE and could receive up to an additional $50 million if the remaining development and regulatory milestone under the Saxagliptin Agreement is met and up to an additional $300 million if all sales-based milestones are met. The majority of costs under the initial development plans through 2008 were paid by AstraZeneca and additional development costs are generally shared equally. We expense ONGLYZA and KOMBIGLYZE development costs, net of AstraZeneca’s share, in research and development. The two companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis, excluding Japan.

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

During these periods, Otsuka will contribute (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products in the Oncology Territory, and (ii) 1% of such commercial operational expenses relating to the products in the Oncology Territory in excess of $175 million. Starting in 2011, Otsuka will have the right to copromote SPRYCEL in the U.S. and Japan and in 2012, in the top five EU markets.

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

Investigational Compounds Under Development—In-Licensed

Exelixis In October 2010, we entered into two collaboration agreements with Exelixis, one for license to Exelixis’ small-molecule TGR5 agonist program including backups (the TGR5 Agreement) and the second to collaborate, discover, optimize and characterize small-molecule ROR antagonists (the ROR Agreement). We paid Exelixis an initial payment of $40 million and could pay additional development and approval milestones of up to $250 million on the TGR5 Agreement and $255 million on the ROR Agreement. Exelixis is also eligible to receive sales performance milestones, and royalties on net sales of products from each of the TGR5 and ROR programs. We received an exclusive worldwide license to develop and commercialize small molecule TGR5 agonists and ROR antagonists. Under the TGR5 agreement, we have sole responsibility for research, development, manufacturing and commercialization. Under the ROR agreement, we are collaborating with Exelixis on ROR antagonist programs up to a pre-clinical transition point and then we have sole responsibility for the further research, development, manufacture, and commercialization of any resulting products.

In December 2008, the Company and Exelixis entered into a global codevelopment and cocommercialization arrangement for XL-184 and a license for XL-281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, we paid Exelixis $195 million upon execution of the agreement and an additional $45 million in 2009. In June, 2010, the Company terminated its development collaboration with Exelixis for XL-184 with all rights returning to Exelixis resulting in a $17 million termination fee which was expensed in research and development. The Company could pay Exelixis development and regulatory milestones up to $315 million and up to an additional $150 million of sales-based milestones related to XL-281.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. In January 2007, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is pursuing the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, we paid Exelixis $100 million of upfront licensing and milestone payments to date. Pursuant to an amendment to this agreement that was executed in October 2010, Exelixis has opted-out of further codevelopment of XL-139, and the Company made a payment to Exelixis in the amount of $20 million. As a result, the Company has received an exclusive worldwide license to develop and commercialize XL-139 and will have sole responsibility for the further development, manufacture, and commercialization of the compound. If successful, we will pay Exelixis development and regulatory milestones up to $170 million and up to an additional $90 million of sales-based milestones, as well as royalties. Royalty percentage rates are tiered based on net sales.

We hold an equity interest in Exelixis, which at December 31, 2010 represented less than 1% of their outstanding shares.

Lilly In January 2010, the Company and Lilly restructured the EGFR commercialization agreement to provide for the codevelopment and cocommercialization of necitumumab (IMC-11F8), a fully human antibody currently in Phase III development for non-small cell lung cancer. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Product and Pipeline Developments” for an update on one Phase III trial. As restructured, both companies will share in the cost of developing and will share in the profits and losses upon commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. We will fund 55% of development costs for studies that will be used only in the U.S. and will fund 27.5% for global studies. We will pay $250 million to Lilly as a milestone payment if first approval is granted in the U.S. In the U.S. and Canada, we will recognize all sales and will receive 55% of the profits (and bear 55% of the losses) for necitumumab. Lilly will provide 50% of the selling effort and the parties will, in general, equally participate in other commercialization efforts. In Japan, the Company and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration until both parties agree to terminate. Lilly will manufacture the bulk requirements and we will assume responsibility for fill/finish of necitumumab beginning in 2011.

Alder In November 2009, the Company and Alder Biopharmaceuticals, Inc. (Alder) entered into a global agreement for the development and commercialization of ALD518, a novel biologic that has completed Phase IIa development for the treatment of rheumatoid arthritis. Under the terms of the collaboration agreement, Alder granted us worldwide exclusive rights to develop and commercialize ALD518 for all potential indications except cancer, for which Alder retains rights and has granted us an option to codevelop ALD518 for cancer and to have exclusive rights to commercialize ALD518 for cancer outside the United States. We paid Alder an $85 million upfront licensing payment in 2009, all of which was expensed as research and development. In addition, we could pay up to $764 million of development-based and regulatory-based milestone payments, potential sales-based milestones which, under certain circumstances, may exceed $200 million, and royalties on net sales. Royalty percentage rates are tiered based on net sales. If we choose the option to pursue cancer indications then we could pay up to an additional $185 million of development-based and regulatory-based milestone payments, the aforementioned sales-based milestones and royalties on net sales. Royalty percentage rates are tiered based on net sales.

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

Pfizer The Company and Pfizer are parties to a worldwide codevelopment and cocommercialization agreement for ELIQUIS*, an anticoagulant discovered by us and being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. Pfizer funds 60% of all development costs since January 2007 and we fund 40%. We have received $474 million in upfront licensing and milestone payments from Pfizer to date, including a $10 million milestone in 2010 for the filing of the marketing authorization application in the EU, and could receive up to an additional $620 million from Pfizer if all development and regulatory milestones are met. The companies jointly develop the clinical and marketing strategy of ELIQUIS*, and will share commercialization expenses and profits and losses equally on a global basis.

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

Royalty and Other Licensing Arrangements

In addition to the strategic alliances described above, we have other in-licensing and out-licensing arrangements. With respect to in-licenses, we have agreements with Novartis for REYATAZ and with HZI for IXEMPRA, among others. Based on our current expectations with respect to the expiration of market exclusivity in our significant markets, the licensing arrangements with Novartis for REYATAZ are expected to expire in 2017 in the U.S. and the EU and 2019 in Japan; and arrangements with HZI for IXEMPRA are expected to expire in 2017 in the U.S., and on the 10th anniversary of the first commercial sale in the EU and Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU, Japan and Canada, see “—Products” above.

As a result of our acquisitions of Medarex in August 2009 and ZymoGenetics in October 2010, we own certain compounds out-licensed to third parties for development and commercialization. We expect to receive milestone payments as these compounds move through the regulatory process and royalties based on product sales, if and when the products are commercialized.

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

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical, the company files a New Drug Application (NDA). If the medicine is a biological product, a Biologics License Application (BLA) is filed. The type of application filed affects regulatory exclusivity rights.

Chemical products

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

Medicines approved under a NDA can also receive several types of regulatory data protection. An innovative chemical pharmaceutical is entitled to five years of regulatory data protection in the U.S., during which competitors cannot file with the FDA for approval of generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its aNDA after the fourth year of the five-year data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in a new formulation, but not for the drug itself, or for a new indication on the basis of new clinical trials, receives three years of data protection for that formulation or indication.

Biologic products

Under the new U.S. healthcare legislation enacted in 2010, there is now an abbreviated path for regulatory approval of biosimilar versions of biological products. The new path for approval of biosimilar products under the U.S. healthcare legislation significantly affects the regulatory data exclusivity for biological products. The new legislation provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. The legislation created an approval pathway for biosimilar versions of biological products, which did not previously exist. Innovative biological products no longer receive the essentially unlimited regulatory data exclusivity that existed prior to creation of a regulatory path for biosimilar versions. Under the new law, after an innovator has marketed its biological product for four years, a biosimilar manufacturer may file an application for approval of a biosimilar version of the innovator product. However, although an application for approval of a biosimilar may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The new law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.

In the U.S., the increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions in the U.S. limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of all of these developments, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.

European Union

Patents on pharmaceutical products are generally enforceable in the EU and, as in the U.S., may be extended to compensate for the patent term lost during the regulatory review process. Such extensions are granted on a country-by-country basis.

The primary route we use to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, and is also available for certain new chemical compounds and products. A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA). After the EMA evaluates the MAA, it provides a recommendation to the European Commission (EC) and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states.

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

Marketing, Distribution and Customers

We promote the appropriate use of our products directly to healthcare professionals and providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations (MCOs). We also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print, radio and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research. For a discussion of the regulation of promotion and marketing of pharmaceuticals, see “—Government Regulation and Price Constraints” below.

Through our sales and marketing organizations, we explain the approved uses and risks and benefits of our products to medical professionals. We work to gain access to health authorities, PBM and MCO formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by providing information about the clinical profile of our products. Marketing of prescription pharmaceuticals is limited to the approved uses of the particular product, but we continue to develop scientific data and other information about our products and provide such information in response to unsolicited inquiries from doctors, other medical professionals and managed care organizations.

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

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross sales to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our total gross sales were as follows:

	2010	2009	2008
McKesson Corporation	24%	25%	24%
Cardinal Health, Inc.	21%	20%	19%
AmerisourceBergen Corporation	16%	15%	14%

Our U.S. business has Inventory Management Agreements (IMAs) with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler inventory levels and requires those wholesalers to maintain inventory levels that are no more than one month of their demand. The IMAs have two-year terms, through December 31, 2012, subject to certain termination provisions.

In a number of smaller markets outside of the U.S. and the EU, we have moved to a distributor-based model of promotion and distribution. We have entered into contracts with one or more distributors in those markets who purchase our products from us and then promote and sell them within those countries. Sales in these distributor-based markets represented less than 1% of the Company’s net sales in 2010.

Competition

The markets in which we compete are generally broad based and highly competitive. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and research and development of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product is safer or more effective for treating a disease or particular form of disease than one of our products. Our sales also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both.

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

The rate of sales decline of a product after the expiration of exclusivity varies by country. In general, the decline in the U.S. market is more rapid than in most other developed countries, though we have observed rapid declines in a number of EU countries as well. Also, the declines in developed countries tend to be more rapid than in developing countries. The rate of sales decline after the expiration of exclusivity has also historically been influenced by product characteristics. For example, drugs that are used in a large patient population (e.g., those prescribed by key primary care physicians) tend to experience more rapid declines than drugs in specialized areas of medicine (e.g., oncology). Drugs that are more complex to manufacture (e.g., sterile injectable products) usually experience a slower decline than those that are simpler to manufacture.

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

Managed Care Organizations

The growth of MCOs in the U.S. is also a major factor in the healthcare marketplace. Over half of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D prescription drug plans, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance to us.

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

Government Regulation and Price Constraints

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act), other Federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of our products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing, development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex Federal, state, local, and foreign environmental and occupational safety laws and regulations. We anticipate that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time and expense as well as significant capital investments.

Of particular importance is the FDA in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S.

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

The Federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, civil, monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations and cash flows. For discussion of the warning letter we received relating to our manufacturing site in Manati, Puerto Rico, see “Item 1A. Risk Factors—We may experience difficulties and delays in the manufacturing, distribution and sale of our products” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2010 Highlights.”

Marketing authorization for our products is subject to revocation by the applicable governmental agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals, which may or may not be received and which may be subject to a lengthy application process.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) as part of the FDC Act, which regulates such activities at both the Federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other product diversions. For discussion of recent settlement of certain investigations of drug pricing and sales and marketing activities, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

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

Both in the U.S. and internationally, the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our net sales. In March 2010, the U.S. government enacted healthcare reform legislation, signing into law the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill. The new legislation makes extensive changes to the current system of healthcare insurance and benefits intended to broaden coverage and reduce costs. These bills significantly change how Americans receive healthcare coverage and how they pay for it. They also have a significant impact on companies, in particular those companies in the pharmaceutical industry and other healthcare related industries, including BMS. We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law is implemented. For example, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans. In addition, we extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Service Act.

In 2011, we will also provide a 50 percent discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “Donut Hole” and we will pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. This fee will be classified for financial reporting purposes as an operating expense. Estimates for these new discounts and the new pharmaceutical company fee under the 2010 U.S. healthcare reform law, including related regulations for Medicare coverage gap, managed Medicaid and expansion of the Public Health Service 340B program require additional assumptions due to lack of historical claims experience.

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

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We also participate in government programs that specify discounts to certain government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. Other programs in which we participate provide discounts for outpatient medicines purchased by certain specified entities under Section 340B of the Public Health Service Act.

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

Manufacturing and Quality Assurance

To meet all expected product demand, we operate and manage our manufacturing network, including our third-party contract manufacturers, and the inventory related thereto, in a manner that permits us to improve efficiency while maintaining flexibility to reallocate manufacturing capacity. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Given that shifting or adding manufacturing capacity can be a lengthy process requiring significant capital and out-of-pocket expenditures as well as regulatory approvals, we maintain and operate our flexible manufacturing network, consisting of internal and external resources that minimize unnecessary product transfers and inefficient uses of manufacturing capacity. For further discussion of the regulatory impact on our manufacturing, see “—Government Regulation and Price Constraints” above.

Pharmaceutical manufacturing facilities require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to modify our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. In February 2007, we purchased an 89-acre site to locate our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction of the Devens, Massachusetts facility began in early 2007 and was substantially completed in 2009. We expect to submit the site for regulatory approval in late 2011 or 2012.

We rely on third parties to manufacture or supply us with active ingredients necessary for us to manufacture certain products, including PLAVIX*, BARACLUDE, AVALIDE*, REYATAZ, ABILIFY*, ERBITUX*, the SUSTIVA Franchise, ORENCIA, ONGLYZA and KOMBIGLYZE. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we will rely on the combined capacity of our Devens, Massachusetts, Syracuse, New York, and Manati, Puerto Rico facilities, and the capacity available at our third-party contract manufacturers to manufacture ORENCIA and the commercial quantities of our other investigational biologics compounds in late-stage development should those compounds receive regulatory approval.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis. We expended approximately $15 million in 2010, $34 million in 2009 and $41 million in 2008 on capital projects undertaken specifically to meet environmental requirements. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 13 current or former facilities. We have also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 25 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

We may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites we bear remediation responsibility pursuant to contractual obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

Employees

As of December 31, 2010, we employed approximately 27,000 people.

During 2010, we continued to implement our comprehensive cost reduction program that included work force reductions and the rationalization of facilities.

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2010, the change in foreign exchange rates had a net favorable impact on the growth rate of revenues. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 24. Financial Instruments.”

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

We incorporate by reference certain information from parts of our proxy statement for the 2011 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2011 Annual Meeting of Stockholders and 2010 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 21, 2011.

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

Competition from manufacturers of competing products, including lower-priced generic versions of our products is a major challenge, both within the U.S. and internationally. We are facing patent expirations and increasingly aggressive generic competition. Such competition may include (i) new products developed by competitors that have lower prices or superior performance features or that are otherwise competitive with our current products; (ii) technological advances and patents attained by competitors; (iii) results of clinical studies related to our products or a competitor’s products; (iv) earlier-than-expected competition from generic companies; and (v) business combinations among our competitors and major customers. We also could experience limited or no market access due to real or perceived differences in value propositions of our products compared with competing products.

We depend on key products for most of our net sales, cash flows and earnings.

We derive a majority of our revenue and earnings from a few key products. In 2010, net sales of PLAVIX* contributed approximately $6.7 billion, representing approximately 34% of total net sales. Net sales of ABILIFY* contributed approximately $2.6 billion, representing approximately 13% of total net sales. Three other products (AVAPRO*/AVALIDE*, REYATAZ and the SUSTIVA Franchise) each contributed more than $1.1 billion in net sales. A reduction in sales of one or more of these or other key products could significantly negatively impact our net sales, cash flows and earnings. In January 2011, we and our partner sanofi voluntarily recalled certain lots of AVALIDE* from the U.S., Puerto Rican, Canadian, Mexican and Argentinean markets. Supply of AVALIDE* to these markets may be affected indefinitely. Total AVALIDE* sales in these countries were $355 million in 2010. We are working with our partner sanofi to identify all possible solutions to this issue, including process adjustments and alternate supply sources. If we are unable to resupply to these markets in a timely manner, this may have a negative impact on our net sales, cash flows and earnings.

Market exclusivity for PLAVIX* and AVAPRO*/AVALIDE* in the U.S. is expected to expire in May 2012 and March 2012, respectively.

PLAVIX* is our top-selling product, with worldwide net sales of approximately $6.7 billion and U.S. net sales of approximately $6.2 billion in 2010. We expect that when PLAVIX* loses exclusivity in May 2012, there may be a rapid, precipitous and material decline in PLAVIX* net sales and a reduction in net income and operating cash flow. AVAPRO*/AVALIDE* loses patent protection in March 2012 after which we may experience a precipitous decline in AVAPRO*/AVALIDE* net sales. If we are unable to support and grow our currently marketed products, advance our late-stage pipeline and manage our costs effectively, the loss of exclusivity for PLAVIX* and AVAPRO*/AVALIDE* could have a significant or material negative impact on our results of operations, cash flows and financial condition.

Data protection for PLAVIX* has expired in the EU and PLAVIX* faces competition in European markets.

Data protection for PLAVIX* expired on July 15, 2008 in the EU and PLAVIX* faces competition from generic and alternate salt forms of clopidogrel bisulfate throughout the EU. Over the last two years, PLAVIX* has experienced substantial market share erosion and price discounts. In 2010, PLAVIX* sales in the EU decreased and, as such, our international net sales from PLAVIX* and our equity in net income of affiliates decreased by 13% and 43%, respectively, compared to 2009 and are expected to continue to decline in 2011.

It is possible that we may lose market exclusivity of a product earlier than expected.

In the pharmaceutical and biotechnology industries, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there are usually very substantial and rapid declines in the product’s sales. The rate of this decline varies by country and by therapeutic category.

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

Manufacturers of generic products are also increasingly seeking to challenge patents before they expire. Key patents covering five of our key products (ABILIFY*, ATRIPLA*, BARACLUDE, REYATAZ, and SPRYCEL) are currently the subject of patent litigation. In some cases, generic manufacturers may choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. The length of market exclusivity for any of our products is impossible to predict with certainty and there can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimates disclosed in this Form 10-K.

We face increased pricing pressure and other restrictions in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and programs that could negatively affect our net sales and profit margins.

Pharmaceutical products are subject to increasing price pressures and other restrictions in the U.S. and worldwide, including (i) rules and practices of managed care organizations and institutional and governmental purchasers, (ii) judicial decisions and governmental laws and regulations related to Medicare, Medicaid and U.S. healthcare reform, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the Patient Protection and Affordable Care Act, (iii) the potential impact of importation restrictions, legislative and/or regulatory changes, pharmaceutical reimbursement, Medicare Part D Formularies and product pricing in general, (iv) delays in gaining reimbursement and/or reductions in reimbursement amounts in countries with government mandated, cost-containment programs (e.g., major European markets, Japan and Canada), (v) other developments in technology and/or industry practices that could directly or indirectly impact the reimbursement policies and practices of third-party payers, and (vi) limited or no market access due to real or perceived differences in value propositions of our products compared to competing products.

Our business and results of operations have been affected, and will continue to be affected, by recent U.S. healthcare reform legislation in the U.S.

As described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Environment”, the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill were signed into law during March 2010. These bills included provisions that increased the Medicaid rebate, expanded the Medicaid program, provided additional prescription drug discounts to certain patients under Medicare Part D and assesses a new, non-tax-deductible annual fee to pharmaceutical companies, among other things. We have experienced and will continue to experience significant financial costs and certain other changes to our business as the new healthcare law is implemented. In 2010, higher rebates to Medicaid and Medicaid managed care plans reduced our net sales by $283 million and pre-tax income by $222 million. On an incremental year-over-year basis, we expect U.S. healthcare reform to have a negative impact on earnings per share in 2011 of approximately $0.15. This estimate includes an expected reduction of net sales of approximately $250 million due to new discounts associated with the Medicare Part D “Donut Hole” coverage gap and an increase in marketing, sales and administrative expenses of approximately $250 million due to the new annual non-tax-deductible pharmaceutical company fee. The laws also created a regulatory mechanism that allows for approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is the basis for a full BLA.

U.S. and foreign laws and regulations may negatively affect our net sales and profit margins.

We could become subject to new government laws and regulations, such as (i) additional healthcare reform initiatives in the U.S. at the Federal and state level and in other countries, including additional mandatory discounts; (ii) changes in the U.S. FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) tax changes such as the phasing out of tax benefits heretofore available in the U.S. and in certain foreign countries or other changes in tax law such as the recent amendment to the Puerto Rico Internal Revenue Code of 1994 imposing an excise tax on certain transactions, which could potentially have a negative impact on our results of operations; (iv) new laws, regulations and judicial or other governmental decisions affecting pricing, reimbursement or marketing within or across jurisdictions; (v) changes in intellectual property law; and (vi) other matters, such as compulsory licenses that could alter the protections afforded to one or more of our products. Any legal or regulatory changes could negatively affect our business, and/or our operating results and the financial condition of our Company.

Changes to the product labeling for any of our marketed products or results from certain studies released after a product is approved could potentially have a negative impact on sales of that product.

The labeling for any pharmaceutical product can be changed by the regulatory authorities at any time, including after the product has been on the market for years. These changes are often the result of additional data from post-marketing studies, head-to-head trials, spontaneous reporting of adverse events from patients or healthcare professionals, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy), or other studies that produce important additional information about a product. The new information added to a product’s labeling can affect the safety (risk) and/or the efficacy (benefit) profile of the product. Sometimes the additional information from these studies identifies a portion of the patient population that may be non-responsive to the medicine. Changes to a labeling based on such studies may limit the patient population, such as the recent changes to the labeling for PLAVIX* and ERBITUX*. The studies providing such additional information may be sponsored by us, but they can also be sponsored by our competitors, insurance companies, government institutions, managed care organizations, influential scientists or investigators, or other interested parties. While additional safety and efficacy information from these studies assist us and healthcare providers in identifying the best patient population for each of our products, it can also have a negative impact on sales for any such product to the extent that the patient population or product labeling becomes more limited. Additionally, certain study results, especially from head-to-head trials, could affect a product’s formulary listing, which could also have an adverse effect on sales.

We may experience difficulties and delays in the manufacturing, distribution and sale of our products.

We may experience difficulties and delays inherent in the manufacturing, distribution and sale of our products, such as (i) seizure or recalls of products or forced closings of manufacturing plants; (ii) supply chain continuity including as a result of a natural or man made disaster at one of our facilities or at a critical supplier or vendor as well as our failure or the failure of any of our vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays due to our consolidation and rationalization of manufacturing facilities and the sale or closure of certain sites; (iv) the failure of a sole source or single source supplier to provide us with necessary raw materials, supplies or finished goods for an extended period of time that could impact continuous supply; (v) the failure of a third-party manufacturer to supply us with finished product on a timely bases; (vi) construction or regulatory approval delays related to new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; and (vii) other manufacturing or distribution problems including limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, such as biologics, physical limitations or other business interruptions that could impact continuous supply.

In 2010, we received a warning letter from the FDA regarding our manufacturing facility in Manati, Puerto Rico. The warning letter focused on certain GMP processes and practices, which the FDA identified during an inspection, that were to be improved or remediated. We have provided a response to the warning letter and have informed the FDA that the Manati facility is inspection-ready. If we are unable to timely and adequately improve or remediate the GMP issues identified to the FDA’s satisfaction, we could be subject to additional inspectional observations by the FDA requiring remediation. If any of these observations are serious, we could face additional negative consequences including a temporary delay in production at the facility for further corrective action or delay in approval of filings.

In January 2011, we and our partner sanofi voluntarily recalled certain lots of AVALIDE* from the U.S., Puerto Rican, Canadian, Mexican and Argentinean markets. We are working with our partner sanofi to identify all possible solutions to this issue, including process adjustments and alternate supply sources. If we are unable to resupply to these markets in a timely manner, this may have a negative impact on our net sales, cash flows and earnings.

The resolution of the manufacturing and supply issues discussed in this Form 10-K, as well as the potential impact of those issues on our revenues and earnings, are subject to substantial risks and uncertainties. These risks and uncertainties include the timing, scope and duration for resolving the manufacturing and supply issues.

We may experience difficulties or delays in the development and commercialization of new products.

We may experience difficulties and delays in the development and commercialization of new products, including the inherent risks and uncertainties associated with product development, such as (i) compounds or products that may appear promising in development but fail to reach market within the expected or optimal timeframe, or fail ever to reach market, or to be approved for product extensions or additional indications for any number of reasons, including efficacy or safety concerns, the delay or denial of necessary regulatory approvals, delays or difficulties with producing products at a commercial scale level or excessive costs to manufacture products; (ii) failure to enter into or successfully implement optimal alliances where appropriate for the discovery and/or commercialization of products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; or (iv) failure of one or more of our products to achieve or maintain commercial viability. In addition, in the U.S., we have observed a recent trend by the FDA to delay its approval decision on a new product beyond its announced action date, sometimes by as much as six months or longer. Regulatory approval delays are especially common when the product is expected to have Risk Evaluation and Mitigation Strategy to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could potentially have a negative impact on our net sales and earnings and could result in a significant impairment of in-process research and development or other intangible assets. Finally, a natural or man made disaster or sabotage of research and development labs and a loss of key molecules and intermediaries could negatively impact the product development cycle.

There are legal matters in which adverse outcomes could negatively affect our business.

We are currently involved in or could in the future become involved in various lawsuits, claims, proceedings and government investigations, any of which can preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition after any possible insurance recoveries where available. Such legal matters include (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting violations of securities, antitrust, federal and state pricing, antibribery (such as the Foreign Corrupt Practice Act) and other laws; (viii) environmental, health and safety matters; and (ix) tax liabilities. There can be no assurance that there will not be an increase in scope in any or all of these matters or there will not be additional lawsuits, claims, proceedings or investigations in the future; nor is there any assurance that any or all of these matters will not have a material adverse impact on us.

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

Over the last few years, we have transformed from a diversified pharmaceutical and related healthcare products company into a biopharmaceutical company with a focus on innovative products in areas of high unmet medical need. With the expected loss of exclusivity in the U.S. for our largest product, PLAVIX*, in May 2012, after which time we expect a rapid, precipitous, material decline in PLAVIX* net sales and a reduction in net income and operating cash flow, we are focused on building a foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our late-stage pipeline, managing our costs, and maintaining and improving our financial strength with a strong balance sheet. There are risks associated with this strategy. We may not be able to consistently replenish our innovative pipeline, through internal research and development or transactions with third parties. The competition among major pharmaceutical companies for acquisition and product licensing opportunities has become more intense, eliminating some opportunities and making others more expensive. We may not be able to locate suitable acquisition targets or licensing partners at reasonable prices or successfully execute such transactions. Additionally, changes in our structure, operations, revenues, costs, or efficiency resulting from major transactions such as acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, may result in greater than expected costs, may take longer than expected to complete or encounter other difficulties, including the need for regulatory approval where appropriate. The inability to expand our product portfolio with new products or maintain a competitive cost basis could materially and adversely affect our future results of operations. If we are unable to support and grow our currently marketed products, advance our late-stage pipeline and manage our costs effectively, we could experience a significant or material negative impact on our results of operations and financial condition. In addition, our failure to hire and retain personnel with the right expertise and experience in operations that are critical to our business functions could adversely impact the execution of our business strategy.

We are increasingly dependent on information technology and expanding social media vehicles present new risks.

We are increasingly dependent on information technology systems and any significant breakdown, invasion, destruction or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption or reputational damage from an infiltration of a data center or data leakage of confidential information both internally and at our third-party providers.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection of personal information. Negative posts or comments about us on any social networking web site could seriously damage our reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and achieve this information. Identifying new points of entry as social media continues to expand presents new challenges.

Adverse changes in U.S., global, or regional economic conditions could have a continuing adverse effect on the profitability of some or all of our businesses.

High government debt burdens and continued high unemployment rates, rising prices, including those related to commodities and energy, and lower economic growth has adversely affected commercial activity in the U.S., Europe and other regions of the world in which we do business. Further government austerity measures or declines in economic activity in markets in which we do business could adversely affect demand and pricing for our products, thus reducing our revenues, earnings and cash flow, as well as have pass-through effects on us resulting from any significant financial instability from our customers, distributors, alliance partners, suppliers, critical vendors, service providers and counterparties to certain financial instruments, such as marketable securities and derivatives. Future pension plan funding requirements continue to be sensitive to global economic conditions and related impact on equity markets.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our results of operations.

We have significant operations outside of the U.S. Revenues from operations outside of the U.S. accounted for 35% of our revenues in 2010. As such, we are exposed to fluctuations in foreign currency exchange rates. We also have significant borrowings which are exposed to changes in interest rates. We are also exposed to other economic factors over which we have no control.

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

Our world headquarters are located at 345 Park Avenue, New York, NY, where we lease approximately 81,000 square feet of floor space. We own or lease approximately 200 properties in 44 countries.

We manufacture products at 12 worldwide locations, all of which are owned by us. Our manufacturing locations and aggregate square feet of floor space by geographic area were as follows at December 31, 2010:

	Number of Locations	Square Feet
United States	4	2,202,000
Europe	5	1,531,000
Latin America, Middle East and Africa	1	200,000
Japan, Asia Pacific and Canada	1	128,000
Emerging Markets	1	186,000

Total	12	4,247,000

Portions of these manufacturing locations and the other properties owned or leased by us in the U.S. and elsewhere are used for research and development, administration, storage and distribution. For further information about our properties, see “Item 1. Business—Manufacturing and Quality Assurance.”

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2010.

PART IA

Executive Officers of the Registrant

Listed below is information on our executive officers as of February 18, 2011. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Chief Executive Officer and Director Member of the Senior Management Team	60

2005 to 2007 – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company. 2007 to 2008 – Executive Vice President and Chief Operating Officer, Worldwide Pharmaceuticals, a division of the Company.

2008 to 2009 – Executive Vice President and Chief Operating Officer.

2009 to 2010 – President and Chief Operating Officer and Director of the Company.

2010 to present – Chief Executive Officer and Director of the Company.

Charles Bancroft Chief Financial Officer Member of the Senior Management Team	51	2005 to 2009 – Vice President, Finance, Worldwide Pharmaceuticals, a division of the Company. 2010 to present – Chief Financial Officer of the Company.

Joseph C. Caldarella Senior Vice President and Corporate Controller	55	2005 to 2010 – Vice President and Corporate Controller. 2010 to present – Senior Vice President and Corporate Controller.

Beatrice Cazala Senior Vice President, Commercial Operations, and President, Global Commercialization, Europe and Emerging Markets Member of the Senior Management Team	54

2004 to 2008 – President, EMEA, Worldwide Medicines International.

2008 to 2009 – President, EMEA and Asia Pacific, Worldwide Medicines International.

2009 to 2010 – President, Global Commercialization, and President, Europe.

2010 to present – Senior Vice President, Commercial Operations, and President, Global Commercialization, Europe and Emerging Markets.

John E. Celentano Senior Vice President, Human Resources, Public Affairs and Philanthropy Member of the Senior Management Team	51

2005 to 2008 – President, Health Care Group, a division of the Company.

2008 to 2009 – Senior Vice President, Strategy and Productivity Transformation.

2009 to 2010 – President, Emerging Markets and Asia Pacific.

2010 to present – Senior Vice President, Human Resources, Public Affairs and Philanthropy.

Francis Cuss, MB BChir, FRCP Senior Vice President, Research Member of the Senior Management Team	56	2006 to 2010 – Senior Vice President, Discovery and Exploratory Clinical Development. 2010 to present – Senior Vice President, Research, Research and Development.

Brian Daniels, M.D. Senior Vice President, Global Development and Medical Affairs Member of the Senior Management Team	51	2004 to 2008 – Senior Vice President, Global Clinical Development, Research and Development, a division of the Company. 2008 to present – Senior Vice President, Global Development and Medical Affairs.

Carlo de Notaristefani President, Technical Operations and Global Support Functions Member of the Senior Management Team	53	2004 to 2009 – President, Technical Operations, Worldwide Pharmaceuticals, a division of the Company. 2009 to present – President, Technical Operations and Global Support Functions.

Anthony C. Hooper Senior Vice President, Commercial Operations, and President, U.S., Japan and Intercontinental. Member of the Senior Management Team	56

2004 to 2009 – President, U.S. Pharmaceuticals, Worldwide Pharmaceuticals Group, a division of the Company.

2009 to 2010 – President, Americas.

2010 to present – Senior Vice President, Commercial Operations, and President, U.S., Japan and Intercontinental.

Sandra Leung General Counsel and Corporate Secretary Member of the Senior Management Team	50	2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel. 2007 to present – General Counsel and Corporate Secretary.

Jeremy Levin, D.Phil., MB BChir Senior Vice President, Strategy, Alliances and Transactions Member of the Senior Management Team	57

2006 to 2007 – Global Head Business Development and Strategic Alliances, Member of the Executive Committee, Novartis Institutes of Biomedical Research.

2007 to 2008 – Senior Vice President, External Science, Technology and Licensing.

2008 to 2010 – Senior Vice President, Strategic Transactions.

2010 to present – Senior Vice President, Strategy, Alliances and Transactions.

Elliott Sigal, M.D., Ph.D. Executive Vice President, Chief Scientific Officer and President, Research and Development Member of the Senior Management Team	59	2006 to present – Executive Vice President, Chief Scientific Officer and President, Research and Development.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange (NYSE) (Symbol: BMY). A quarterly summary of the high and low market prices is presented below:

	2010		2009
	High	Low	High	Low
Common:

First Quarter	$27.00	$23.89	$23.88	$17.51
Second Quarter	26.95	22.44	21.97	19.15
Third Quarter	27.93	24.65	22.95	19.37
Fourth Quarter	27.51	25.24	25.96	21.77

Preferred:

First Quarter	$501.00	$432.01	$525.00	$474.00
Second Quarter	525.04	400.00	400.00	400.00
Third Quarter	*	*	371.61	371.61
Fourth Quarter	570.00	570.00	440.00	426.07

*	During the third quarter of 2010, there were no observable trades of the Company’s preferred stock.

Holders of Common Stock

The number of record holders of common stock at December 31, 2010 was 59,670.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

Our Board of Directors declared the following dividends per share, which were paid in 2010 and 2009 in the quarters indicated below:

	Common		Preferred
	2010	2009	2010	2009
First Quarter	$0.32	$0.31	$0.50	$0.50
Second Quarter	0.32	0.31	0.50	0.50
Third Quarter	0.32	0.31	0.50	0.50
Fourth Quarter	0.32	0.31	0.50	0.50

	$1.28	$1.24	$2.00	$2.00

In December 2010, our Board of Directors declared a quarterly dividend of $0.33 per share on our common stock which was paid on February 1, 2011 to shareholders of record as of January 7, 2011. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 1, 2011 to shareholders of record as of February 4, 2011.

Issuer Purchases of Equity Securities

The following table summarizes the surrenders and repurchases of our equity securities during the 12 month period ended December 31, 2010:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2010	4,280	$25.07	—	$2,220
February 1 to 28, 2010	4,589	$24.19	—	$2,220
March 1 to 31, 2010	1,492,277	$24.60	—	$2,220

Three months ended March 31, 2010	1,501,146		—

April 1 to 30, 2010	9,065	$26.67	—	$2,220
May 1 to 31, 2010	4,742,159	$23.48	4,731,211	$2,889
June 1 to 30, 2010	2,556,972	$24.28	2,548,826	$2,827

Three months ended June 30, 2010	7,308,196		7,280,037

July 1 to 31, 2010	2,787,760	$25.03	2,777,198	$2,758
August 1 to 31, 2010	1,958,670	$26.12	1,950,682	$2,707
September 1 to 30, 2010	2,543,114	$27.16	2,508,500	$2,638

Three months ended September 30, 2010	7,289,544		7,236,380

October 1 to 31, 2010	2,994,353	$27.15	2,967,612	$2,558
November 1 to 30, 2010	2,737,540	$26.19	2,721,400	$2,486
December 1 to 31, 2010	2,795,234	$26.25	2,775,784	$2,413

Three months ended December 31, 2010	8,527,127		8,464,796

Twelve months ended December 31, 2010	24,626,013		22,981,213

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

Item 6.	SELECTED FINANCIAL DATA.

Five Year Financial Summary

Amounts in Millions, except per share data	2010	2009	2008	2007	2006
Income Statement Data:(a)
Net Sales	$19,484	$18,808	$17,715	$15,617	$13,863
Earnings from Continuing Operations Before Income Taxes	6,071	5,602	4,776	2,523	1,450
Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company	3,102	3,239	2,697	1,296	787

Net Earnings from Continuing Operations per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$1.80	$1.63	$1.36	$0.65	$0.40
Diluted	$1.79	$1.63	$1.35	$0.65	$0.40

Average common shares outstanding:
Basic	1,713	1,974	1,977	1,970	1,960
Diluted	1,727	1,978	1,999	1,977	1,962

Dividends paid on BMS common and preferred stock	$2,202	$2,466	$2,461	$2,213	$2,199

Dividends declared per common share	$1.29	$1.25	$1.24	$1.15	$1.12

Financial Position Data at December 31:

Total Assets	$31,076	$31,008	$29,486	$25,867	$25,271
Cash and cash equivalents	5,033	7,683	7,976	1,801	2,018
Marketable securities(b)	4,949	2,200	477	843	1,995
Long-term debt	5,328	6,130	6,585	4,381	7,248
Equity	15,638	14,785	12,208	10,535	10,041

(a)	We recognized items that affected the comparability of results. For a discussion of these items for the years 2010, 2009 and 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses.”
(b)	Marketable securities include current and non-current assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We continued to execute our string-of-pearls strategy with the acquisition of ZymoGenetics, Inc. (ZymoGenetics) in October 2010, and through various collaboration agreements entered into during the year. We met our productivity transformation initiative (PTI) objectives and implemented a strategic process designed to achieve a culture of continuous improvement. We launched KOMBIGLYZE (saxagliptin and metformin) in the United States (U.S.) for the treatment of type 2 diabetes in adults. We made key product and pipeline advancements with YERVOY (ipilimumab), dapagliflozin, ELIQUIS* (apixaban) BARACLUDE (entecavir), SPRYCEL (dasatinib) and ORENCIA (abatacept). We received a warning letter at our Manati, Puerto Rico facility and voluntarily recalled certain lots of AVALIDE* (irbesartan-hydrochlorothiazide) from the U.S., Puerto Rican, Canadian, Mexican and Argentinean markets. We repurchased $750 million principal value of our higher interest rate debt through a tender offer and announced a $3.0 billion share repurchase program under which 23 million shares were repurchased in 2010.

2010 Highlights

The following table is a summary of our financial highlights:

	Year Ended December 31,
Dollars in Millions, except per share data	2010	2009
Net Sales	$19,484	$18,808

Segment Income	4,642	4,492

Net Earnings from Continuing Operations Attributable to BMS	3,102	3,239
Net Earnings from Discontinued Operations Attributable to BMS	—	7,373
Net Earnings Attributable to BMS	3,102	10,612

Diluted Earnings Per Share from Continuing Operations Attributable to BMS	1.79	1.63
Non-GAAP Diluted Earnings Per Share from Continuing Operations Attributable to BMS	2.16	1.85

Cash, Cash Equivalents and Marketable Securities	9,982	9,883

Net Sales

Worldwide net sales increased 4% primarily due to:

•

Growth in various key products including PLAVIX* (clopidogrel bisulfate); the virology portfolio, which includes BARACLUDE, the SUSTIVA (efavirenz) Franchise and REYATAZ (atazanavir sulfate); ORENCIA and SPRYCEL; and

•	Sales of recently launched ONGLYZA (saxagliptin) and KOMBIGLYZE.

Net sales increased from the prior year despite the unfavorable impact of:

•	Increased Medicaid rebates from U.S. healthcare reform;

•

The reduction in our contractual share of ABILIFY* (aripiprazole) net sales from 65% to 58% from the extension of the commercialization and manufacturing agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka);

•	The declining sales of mature brands from strategic divestitures and generic competition;

•	The AVALIDE* recall; and

•	Government austerity measures in Europe to reduce health care costs.

Segment Income

The increase in segment income is attributed to:

•	Net sales growth of various key products;

•	More efficient and reduced spending within marketing, selling and administrative; and

•	Reduced promotional spending on certain key brands to coincide with their product life cycle.

The increase was partially offset by:

•	Reduced equity income from the impact of generic competition on international PLAVIX* sales from our international partnership with sanofi; and

•	Increased research and development spending to support our maturing pipeline and possible launch of new products in 2011.

Net Earnings from Continuing Operations Attributable to Bristol-Myers Squibb Company

The decrease is primarily attributed to the unfavorable impact of specified items that affect the comparability of results including:

•	A $236 million charge related to the impairment and loss on sale of manufacturing operations;

•	A $207 million tax charge attributed to U.S. taxable income for earnings of foreign subsidiaries previously considered permanently reinvested offshore; and

•	Gains of $360 million in the prior year from the sale of certain mature brands.

The decrease was partially offset by:

•	Reduced upfront licensing and milestone payments;

•	A $125 million litigation settlement charge in 2009; and

•	Increased segment income.

Net Earnings from Discontinued Operations Attributable to Bristol-Myers Squibb Company

In 2009, we completed the split-off of Mead Johnson resulting in an after-tax gain of approximately $7.2 billion. The results of the Mead Johnson business and related gain are included in discontinued operations.

Diluted Earnings Per Share from Continuing Operations

Diluted earnings per share (EPS) from continuing operations increased 10% during 2010 due to the lower average outstanding common shares attributed to:

•	The full year impact of the 269 million share reduction resulting from the December 2009 Mead Johnson split-off; and

•	Common stock repurchases of 23 million shares in 2010 made under the stock repurchase program announced in May 2010.

Our non-GAAP financial measures, including non-GAAP earnings from continuing operations and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items. Our non-GAAP diluted EPS from continuing operations increased 17% during 2010 after adjusting for specified items of $633 million in 2010 and $428 million in 2009. For a detailed listing of specified items and further information and reconciliations of non-GAAP financial measures, see “—Specified Items” and “—Non-GAAP Financial Measures” below.

Cash, Cash Equivalents and Marketable Securities

Sources of cash, cash equivalents and marketable securities included $4.5 billion generated from operating activities. Primary nonoperating uses of cash, cash equivalents and marketable securities included:

•	Dividend payments of $2.2 billion;

•	Debt repurchase by means of a tender offer of $855 million;

•	Acquisition of ZymoGenetics for $829 million;

•	Common stock repurchases of $576 million; and

•	Capital expenditures of $424 million.

Business Environment

We conduct our business primarily within the pharmaceutical/biotechnology industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect sales of our products, including product efficacy, safety, price and cost-effectiveness; marketing effectiveness; market access; product labeling; quality control and quality assurance of our manufacturing operations; and research and development of new products. To successfully compete for business in the healthcare industry, we must demonstrate that our products offer medical benefits as well as cost advantages. Our new product introductions compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. We manufacture branded products, which are priced higher than generic products. Generic competition is one of our leading challenges globally.

In the pharmaceutical/biotechnology industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, we can lose a major portion of that product’s sales in a short period of time. Competitors seeking approval of biological products under a full Biologics License Application (BLA) must file their own safety and efficacy data and address the challenges of biologics manufacturing, which involve more complex processes and are more costly than those of traditional pharmaceutical operations. Under the new U.S. healthcare legislation enacted in 2010, which is described more fully below, there is now an abbreviated path for regulatory approval of generic versions of biological products. This new path for approval of biosimilar products under the U.S. healthcare legislation significantly affects the regulatory data exclusivity for biological products. The new legislation provides a regulatory mechanism that allows for regulatory approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. It is not possible at this time to reasonably assess the impact of the new U.S. biosimilar legislation on the Company.

Globally, the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our net sales. In March 2010, the U.S. government enacted healthcare reform legislation, signing into law the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill. The new legislation makes extensive changes to the current system of healthcare insurance and benefits intended to broaden coverage and reduce costs. These bills significantly change how Americans receive healthcare coverage and how they pay for it. They also have a significant impact on companies, in particular those companies in the pharmaceutical industry and other healthcare related industries, including BMS. We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law provisions become effective. For example, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans. In addition, we now extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Service Act.

In 2011, we will also provide a 50 percent discount on our brand-name drugs to patients within the Medicare Part D coverage gap, also referred to as the “Donut Hole” and we will pay an annual non-tax-deductible fee to the Federal government based on an allocation of our market share of branded prior year sales to certain U.S. government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. This fee will be classified for financial reporting purposes as an operating expense. These new discounts and the new pharmaceutical company fee under the 2010 U.S. healthcare reform law, including related regulations for Medicare coverage gap, managed Medicaid and expansion of the Public Health Service 340B program do not have historical claims experience and as such are subject to additional changes in estimates.

Higher rebates to Medicaid and Medicaid managed care plans reduced our net sales by $283 million and pre-tax income by $222 million during the year ended December 31, 2010. We also recognized a one-time tax charge of $21 million in the first quarter of 2010 due to the elimination of the tax deductibility of a portion of our retiree healthcare costs. The EPS impact of U.S. healthcare reform in 2010 was $0.10. On an incremental year-over-year basis, we expect U.S. healthcare reform to have an additional negative impact on earnings per share in 2011 of approximately $0.15. This estimate includes an expected reduction of net sales of approximately $250 million due to new discounts associated with the Medicare Part D “Donut Hole” coverage gap and an increase in marketing, sales and administrative expenses of approximately $250 million due to the new annual non-tax-deductible pharmaceutical company fee. The aggregate financial impact of U.S. healthcare reform over the next few years depends on a number of factors, including but not limited to pending implementation guidance, potential changes in sales volume eligible for the new rebates, discounts or fees, and the impact of cost sharing arrangements with certain alliance partners. A positive impact on our net sales from the expected increase in the number of people with healthcare coverage could potentially occur in the future, but is not expected until 2014 at the earliest.

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

The growth of Managed Care Organizations (MCOs) in the U.S. has played a large role in the competition that surrounds the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of our strategy. Companies compete for inclusion in MCO formularies and we generally have been successful in having our major products included. We believe that developments in the managed care industry, including continued consolidation, have had and will continue to have a downward pressure on prices.

Pharmaceutical and biotechnology production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become a larger percentage of our product portfolio, we will continue to make arrangements with third-party manufacturers and to make substantial investments to increase our internal capacity to produce biologics on a commercial scale. One such investment is a new, state-of-the-art manufacturing facility for the production of biologics in Devens, Massachusetts. We expect to submit the site for regulatory approval in late 2011 or 2012.

We have maintained a competitive position in the market and strive to uphold this position, which is dependent on our success in discovering, developing and delivering innovative, cost-effective products to help patients prevail over serious diseases.

We are the subject of a number of significant pending lawsuits, claims, proceedings and investigations. It is not possible at this time to reasonably assess the final outcomes of these investigations or litigations. For additional discussion of legal matters, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

Strategy

Over the past few years, we have transformed our Company into a focused biopharmaceutical company, a transformation that encompasses all areas of our business and operations. This has not only focused our portfolio of products but has yielded and will continue to yield substantial cost savings and cost avoidance. This in turn increases our financial flexibility to take advantage of attractive market opportunities that may arise.

In May 2012, we expect the loss of exclusivity in the U.S. for our largest product, PLAVIX*, after which time we expect a rapid, precipitous, and material decline in PLAVIX* net sales and a reduction in net income and operating cash flow. Such events are the norm in the industry when companies experience the loss of exclusivity of a product. Recognizing this fact, we are, and have been, focused on sustaining our business and building a robust foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our pipeline, managing our costs, and maintaining and improving our financial strength with a strong balance sheet.

However, these are part of an overall strategy to build the Company. This strategy includes a focus on emerging markets, “string-of-pearls,” optimizing our mature brands portfolio and managing costs.

Our strategy in emerging markets is to develop and commercialize innovative products in key high-growth markets, tailoring the approach to each market.

We also remain focused on our acquisition and licensing strategy known as the “string-of-pearls” with transactions which could range from collaboration and license agreements to the acquisition of companies. In October 2010, we completed our acquisition of ZymoGenetics. We also entered into or restructured collaboration agreements with various companies during 2010 including, Eli Lilly and Company (Lilly), Allergan, Inc., Exelixis, Inc. (Exelixis) and Oncolys BioPharma, Inc.

We have continued with our core biopharmaceutical focus and the maximization of the value of our mature brands portfolio. In 2010, we completed the sale of various mature brands and the related manufacturing facilities in various countries.

Managing costs is another part of our overall strategy. We executed our PTI, through which we realized $2.5 billion in annual cost savings and cost avoidance based on previous strategic plans for future years. We met our goal of $2.5 billion of cost savings and cost avoidance on an annualized run-rate basis. To achieve this, we reduced general and administrative operations by simplifying, standardizing and outsourcing certain processes and services, rationalized our mature brands portfolio, consolidated our global manufacturing network while eliminating complexity and enhancing profitability, simplified our geographic footprint and implemented a more efficient go-to-market model. Because the $2.5 billion of annual cost savings and avoidance is based on previous strategic plans for future years and because our progress is measured on an annualized run-rate basis, the amount of cost savings and avoidance does not correlate directly with our results of operations. Approximately 60% of the $2.5 billion in annual cost savings and cost avoidance relates to marketing, selling and administrative expenses, 20-25% relates to costs of products sold, and 15-20% relates to research and development expenses. In addition to the PTI, we continue to review our cost structure with the intent to create a modernized, efficient and robust balance between building competitive advantages, securing innovative products and planning for the future.

Product and Pipeline Developments

We manage our research and development (R&D) programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These Phase III development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, our late-stage development programs are the R&D programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

YERVOY (ipilimumab) – a monoclonal antibody currently in the registrational process for the treatment of metastatic melanoma. It is also being studied for other indications including lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer.

•

In August 2010, the U.S. Food and Drug Administration (FDA) accepted for filing and review the BLA for YERVOY for the treatment of adult patients with advanced melanoma who have been previously treated. The application has been granted a priority review designation by the FDA. The FDA’s current stated action date on the BLA is March 26, 2011.

•	In May 2010, the YERVOY Marketing Authorization Application (MAA) for metastatic melanoma in pre-treated patients was validated by the European Medicines Agency (EMA).

•

In June 2010, the Company announced positive results from a Phase III randomized double blind study of YERVOY which demonstrated that overall survival was significantly extended in patients with previously-treated metastatic melanoma who received YERVOY. The results were statistically significant for patients receiving YERVOY alone or YERVOY in combination with a gp100 peptide vaccine when compared to those patients who received the control therapy of gp100 alone. Forty-four to 46 percent of patients treated with YERVOY were alive at one year compared to 25 percent of patients treated with the control arm. At two years, 22 to 24 percent of patients treated with YERVOY were alive compared to 14 percent of patients treated with the control arm.

•

In May 2010, the Company announced positive results from a randomized Phase II study evaluating YERVOY in combination with standard chemotherapy in previously untreated patients with advanced non-small cell lung cancer. The study, known as 041, met the predefined criteria for significant improvement (p-value of <0.1) in immune-related progression-free survival, the primary endpoint, over chemotherapy alone. An additional analysis of progression-free survival, assessed using the traditional modified World Health Organization criteria, also reached statistical significance in one of the two dosing schedules that combined YERVOY with standard chemotherapy.

ELIQUIS* (apixaban) – an oral Factor Xa inhibitor in Phase III development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in atrial fibrillation that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

Based upon discussions with the FDA and in agreement with Pfizer, we expect to submit an NDA filing in the U.S. including data from both the AVERROES trial and the ARISTOTLE trial, assuming a positive outcome in the ARISTOTLE study, for an indication in stroke prevention in atrial fibrillation, which will cover the broadest spectrum of patients in one single filing. We expect to have the initial top line results from the ARISTOTLE data in the second quarter of 2011 and submit regulatory filings in the US and Europe either in the third or fourth quarter of 2011.

•

In February 2011, the Company and Pfizer published the full results of the AVERROES study of ELIQUIS* in The New England Journal of Medicine. The study demonstrated that, for patients with atrial fibrillation (AF) who were expected or demonstrated to be unsuitable for a vitamin K antagonist therapy such as warfarin, ELIQUIS* was statistically superior to aspirin in reducing the composite of stroke or systematic embolism, without a significant increase in major bleeding, fatal bleeding or intracranial bleeding. There were no significant differences in the risk of hemorrhagic stroke between ELIQUIS* and aspirin. The study results also showed that ELIQUIS* demonstrated superiority for its secondary efficacy endpoint in reducing the composite of stroke, systematic embolism, mycordial infarction or vascular death for patients with AF when compared with aspirin.

•

In December 2010, the Company and Pfizer published results from the Phase III ADVANCE-3 study of ELIQUIS* in The New England Journal of Medicine. The results showed that ELIQUIS* was statistically superior to 40 mg once-daily enoxaparin with comparable rates of bleeding in the prevention of venous thromboembolism following total hip replacement surgery.

•

In November 2010, the Company and Pfizer reported that the Phase III APPRAISE-2 clinical trial in patients with recent Acute Coronary Syndrome treated with ELIQUIS* or placebo in addition to mono or dual antiplatelet therapy was discontinued. The study was stopped early on the recommendation of an independent Data Monitoring Committee due to clear evidence of a clinically important increase in bleeding among patients randomized to ELIQUIS* which was not offset by clinically meaningful reductions in ischemic events.

•

In August 2010, the positive preliminary data from the AVERROES trial were presented at the European Society of Cardiology congress in Stockholm, Sweden. The preliminary data demonstrated that ELIQUIS* significantly reduced the relative risk of a composite stroke or systematic embolism by 54 percent without a significant increase in major bleeding, fatal bleeding and intracranial bleeding compared with aspirin in patients who were expected or demonstrated to be unsuitable for warfarin treatment. Minor bleeding was significantly increased. In June 2010, the Company and Pfizer had announced that the Phase III AVERROES trial was ending early due to clear evidence of efficacy. After an interim analysis by the Independent Data Monitoring Committee showed a clinically important reduction in stroke and systematic embolism in patients with atrial fibrillation considered intolerant of or unsuitable for warfarin therapy who received ELIQUIS* as compared to aspirin. This interim analysis also demonstrated an acceptable safety profile for ELIQUIS* compared to aspirin.

•

In March 2010, results from the ADVANCE-2 study were published in The Lancet. Results, which were presented in July 2009, showed that ELIQUIS* was statistically superior to 40 mg once daily enoxaparin in reducing the incidence of venous thromboembolism in patients undergoing elective total knee replacement surgery, according to ADVANCE-2 study results. The study results also showed numerically lower rates of major and clinically relevant non-major bleeding in patients treated with ELIQUIS* compared to those treated with enoxaparin. These latter results did not meet statistical significance.

•

In March 2010, the ELIQUIS* Marketing Authorization Application for the prevention of venous thromboembolic events in adult patients who have undergone elective hip or knee replacement was validated by the European Medicines Agency.

NULOJIX (belatacept) – a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection.

•

In May 2010, the FDA issued a complete response letter regarding our BLA for NULOJIX for an indication of prophylaxis of organ rejection and preservation of a functioning allograft in adult patients receiving renal transplants with use in combination with interleukin-2 (IL-2) receptor antagonist, mycophenolic acid (MPA), and corticosteroids. In December 2010, the FDA informed us that the information we submitted regarding NULOJIX is a Complete Response to the request for additional information outlined in the FDA complete response letter. The Prescription Drug User Fee Act (PDUFA) date for FDA action on the BLA is June 15, 2011. The FDA has advised us that we must resolve the GMP issues raised in the FDA’s recent warning letter regarding our manufacturing facility in Manati, Puerto Rico prior to its granting approval of our pending BLA for NULOJIX. In December 2010, we notified the FDA that our Manati facility was inspection-ready. If upon re-inspection the FDA is not satisfied, this could result in a delay in the approval of the NULOJIX filing. See “Part I —Item 1A. Risk Factors—We may experience difficulties and delays in the manufacturing, distribution and sale of our products” for more information.

•	In May 2010, NULOJIX* was the subject of eight clinical presentations related to kidney transplantation at the American Transplant Congress.

•

In March 2010, the FDA’s Cardiovascular and Renal Drugs Advisory Committee voted 13 to 5 to recommend approval of NULOJIX*, a selective co-simulation blocker for the prophylaxis of acute rejection in de novo kidney transplant patients. The FDA is not bound by the recommendations of its Advisory Committee, but takes its advice into consideration when reviewing new drug applications.

•	In February 2010, the NULOJIX* MAA for the treatment of prophylaxis of organ rejection in kidney transplant patients was validated by the EMA.

Dapagliflozin – an oral SGLT2 inhibitor in Phase III development for the treatment of diabetes that is part of our strategic alliance with AstraZeneca

•

In December 2010, the Company and AstraZeneca completed the submission of a New Drug Application with the FDA and a Marketing Authorization Application with the European Medicines Agency for dapagliflozin as a once-daily oral therapy for the treatment of adult patients with type 2 diabetes. The MAA was validated by the European Medicines Agency in January 2011.

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

PLAVIX* – a platelet aggregation inhibitor that is part of our alliance with sanofi-aventis (sanofi)

•

In January 2011, the Company and sanofi announced that the FDA has granted the companies an additional six-month period of exclusivity to market PLAVIX*. Exclusivity for PLAVIX* in the U.S. is now scheduled to expire on May 17, 2012.

•

In March 2010, the Company and sanofi announced revisions to the U.S. prescribing information for PLAVIX*, which include a boxed warning. The boxed warning concerns the diminished effectiveness of PLAVIX* in patients who have a genetic variation leading to reduced formation of the active metabolite. These patients, who are designated as poor metabolizers, represent, according to prescribing information, approximately 2% of whites, 4% of blacks and 14% of Chinese. The percentage of poor metabolizers is estimated to be approximately 3% of the population, based on published studies. These revisions are in addition to the updates to the PLAVIX* labeling reported in November 2009 with warnings about the use of PRILOSEC* (omeprazole) and certain other drugs that could interfere with PLAVIX* by reducing its effectiveness.

•

In March 2010, the Company and sanofi announced the approval by the European Commission of the dual antiplatelet combination tablet DUOPLAVIN*/DUOCOVER* (clopidogrel 75 mg and acetylsalicylic acid 100 mg or 75 mg), which is indicated for the prevention of atherothrombotic events in adult patients already taking both clopidogrel and acetylsalicylic acid (ASA).

AVALIDE* – an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•

On January 14, 2011, BMS and our partner sanofi-aventis voluntarily recalled certain lots of AVALIDE* from the U.S., Puerto Rican, Canadian, Mexican and Argentinean markets due to the identification of a less soluble form of irbesartan found in lots produced at our Humacao, Puerto Rico, facility and four batches produced at our Evansville, Indiana, facility which has been attributed to a manufacturing process change. Supply of AVALIDE* to these markets will be affected indefinitely. Total AVALIDE* sales in these countries were $355 million in 2010. We are working with our partner sanofi-aventis to identify all possible solutions to this issue, including process adjustments and alternate supply sources.

ABILIFY* – an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of our strategic alliance with Otsuka

•	In February 2011, the Company and Otsuka announced that the FDA approved ABILIFY* as an adjunct to the mood stabilizers lithium or valproate for the maintenance treatment of Bipolar I Disorder.

REYATAZ – a protease inhibitor for the treatment of HIV

•

In February 2011, the FDA approved an update to the labeling for REYATAZ to include dose recommendations in HIV-infected pregnant women. In HIV combination therapy, treatment with the recommended adult dose of REYATAZ 300 mg, boosted with 100 mg of ritonavir, achieved minimum plasma concentrations (24 hours post-dose) during the third trimester of pregnancy comparable to that observed historically in HIV-infected adults. During the post partum period, atazanavir concentrations may be increased; therefore, while no dose adjustment is necessary, patients should be monitored for two months after delivery.

BARACLUDE – an oral antiviral agent for the treatment of chronic hepatitis B

•	In October 2010, the FDA approved the supplemental New Drug Application of BARACLUDE for the treatment of chronic hepatitis B in adult patients with decompensated liver disease.

SPRYCEL – an oral inhibitor of multiple tyrosine kinases indicated for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate) and first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase. SPRYCEL is part of our strategic alliance with Otsuka.

•

In December 2010, the Company announced that SPRYCEL 100 mg once daily received Marketing Authorization from the European Commission for the treatment of adult patients with newly diagnosed Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase.

•

In December 2010, the Company and Otsuka announced at the 52nd Annual Meeting of the American Society of Hematology that the 18-month follow-up results from the Phase III DASISION study of SPRYCEL in the first-line treatment of adults with Philadelphia chromosome-positive chronic phase chronic myeloid leukemia were consistent with 12 month data in which SPRYCEL demonstrated higher and faster rates of complete cytogenetic response and major molecular response compared to imatinib.

•

In October 2010, the Company and Otsuka announced that the FDA approved SPRYCEL 100 mg once daily for the treatment of adult patients with newly diagnosed Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase.

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

ORENCIA – a fusion protein indicated for rheumatoid arthritis

•

In December 2010, the FDA accepted for review a supplemental Biologics License Application for the subcutaneous formulation of ORENCIA, a treatment for adult patients with moderate to severe rheumatoid arthritis administered through an injection into the skin. The PDUFA date is August 4, 2011.

•

In November 2010, the Company announced that new Phase III clinical data showed that a weekly subcutaneous injection of an investigational formulation of ORENCIA, following a single intravenous (I.V.) loading dose, provided an improvement in disease activity similar to the improvement seen with monthly I.V. administration of ORENCIA in patients with moderate to severe rheumatoid arthritis.

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

ONGLYZA/KOMBIGLYZE – a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca PLC (AstraZeneca)

•

In November 2010, the FDA approved KOMBIGLYZE XR (saxagliptin and metformin HCl extended-release) for the treatment of type 2 diabetes in adults. KOMBIGLYZE XR is the first and only once-a-day metformin extended-release (XR) plus dipeptidyl peptidase-4 inhibitor combination tablet offering strong glycemic control across glycosylated hemoglobin levels, fasting plasma glucose and post-prandial glucose.

•

In July 2010, the Marketing Authorization Application for KOMGIBLYZE (known in the U.S. as KOMBIGLYZE), a fixed dose combination of ONGLYZA and metformin tablets, as a treatment for adults with type 2 diabetes was validated by the European Medicines Agency.

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

Necitumumab (IMC-11F8) – an investigational anti-cancer agent, which is part of our strategic alliance with Lilly

•

In January 2011, the Company and Lilly announced that enrollment was stopped in the Phase III INSPIRE study of necitumumab as a first-line treatment for advanced non-small cell lung cancer. The trial is evaluating the addition of necitumumab to a combination of ALIMTA* (pemetrexed for injection) and cisplatin. The decision to stop enrollment followed an Independent Data Monitoring Committee (DMC) recommendation that no new or recently enrolled patients continue treatment in the trial because of safety concerns related to thromboembolism in the experimental arm of the study. The DMC also noted that patients who have already received two or more cycles of necitumumab appear to have a lower ongoing risk for these safety concerns. These patients may choose to remain on the trial, after being informed of the additional potential risks. Investigators will continue to assess patients after two cycles to determine if there is a potential benefit from treatment. Necitumumab continues to be studied in another Phase III trial named SQUIRE. This study is evaluating necitumumab as a potential treatment for a different type of lung cancer called squamous non-small cell lung cancer in combination with GEMZAR* (gemcitibane HCl for injection) and cisplatin. The same independent DMC recommended that this trial continue because no safety concerns have been observed.

XL-184 – In June 2010, the Company terminated its development collaboration with Exelixis for the experimental cancer drug XL-184 with all rights returning to Exelixis.

RESULTS OF OPERATIONS

Our results from continuing operations exclude the results related to the Mead Johnson business prior to its split-off in December 2009, the ConvaTec business prior to its divestiture in August 2008 and the Medical Imaging business prior to its divestiture in January 2008. These businesses have been segregated from continuing operations and included in discontinued operations for all years presented, see “—Discontinued Operations” below.

Our results of continuing operations were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008
Net Sales	$19,484	$18,808	$17,715	4%	6%
Total Expenses	$13,413	$13,206	$12,939	2%	2%
Earnings from Continuing Operations before Income Taxes	$6,071	$5,602	$4,776	8%	17%
% of net sales	31.2%	29.8%	27.0%
Provision for Income Taxes	$1,558	$1,182	$1,090	32%	8%
Effective tax rate	25.7%	21.1%	22.8%
Net Earnings from Continuing Operations	$4,513	$4,420	$3,686	2%	20%
% of net sales	23.2%	23.5%	20.8%
Attributable to Noncontrolling Interest	$1,411	$1,181	$989	19%	19%
% of net sales	7.2%	6.3%	5.6%
Attributable to Bristol-Myers Squibb Company	$3,102	$3,239	$2,697	(4)%	20%
% of net sales	15.9%	17.2%	15.2%

Net Sales

The composition of the change in net sales was as follows:

	Year Ended December 31,			2010 vs. 2009				2009 vs. 2008
	Net Sales			Analysis of % Change				Analysis of % Change
Dollars in Millions	2010	2009	2008	Total Change	Volume	Price	Foreign Exchange	Total Change	Volume	Price	Foreign Exchange
U.S.	$12,613	$11,867	$10,565	6%	3%	3%	—	12%	5%	7%	—
Non-U.S.	6,871	6,941	7,150	(1)%	2%	(4)%	1%	(3)%	3%	—	(6)%

Total	$19,484	$18,808	$17,715	4%	2%	1%	1%	6%	4%	4%	(2)%

U.S. Net Sales

U.S. net sales growth in 2010 was attributed to increased volume and higher average net selling prices. The impact of U.S. price increases taken in 2010 was partially offset by:

•	Increased Medicaid rebates attributed to healthcare reform; and

•	The reduction in our contractual share of ABILIFY* net sales from 65% to 58% effective January 1, 2010.

In 2010, PLAVIX* and ABILIFY* represented 49% and 16% of total U.S. net sales, respectively. PLAVIX* contributed 80% of total U.S. net sales growth driven primarily by higher average net selling prices. ABILIFY* U.S. net sales decreased 6% due to changes in the ABILIFY* collaboration agreement.

In 2009, PLAVIX* and ABILIFY* represented 47% and 18% of total U.S. net sales, respectively. PLAVIX* contributed 49% of total U.S. net sales growth and was driven by higher average net selling process and increased demand. ABILIFY* contributed 31% of total U.S. net sales growth and was driven by increased demand.

Most key products also contributed to 2010 and 2009 U.S. net sales growth.

International Net Sales

International net sales remained relatively flat in 2010 as lower average net selling prices were mostly offset by increased volume and a slight favorability in foreign exchange. The lower average net selling prices were primarily attributed to government austerity measures in Europe to reduce health care costs.

The 2010 international sales volume reflects:

•	Increased net sales of BARACLUDE, the HIV portfolio, SPRYCEL, ABILIFY* and ORENCIA;

•	Decreased net sales of mature brands attributed to divestitures and generic competition; and

•	Decreased net sales of PLAVIX* and AVAPRO*(irbesartan)/AVALIDE* attributed to increased generic competition.

The 2009 international net sales decrease includes a 6% negative impact of foreign exchange partially offset by the same factors impacting 2010 sales growth.

Our reported international net sales do not include copromotion sales reported by our alliance partner, sanofi for PLAVIX* and AVAPRO*/AVALIDE*, which decreased in 2010 and 2009 due to generic competition.

Net sales of mature brands and businesses that were divested during 2008 through 2010 represented approximately 1% of total net sales in each year. Further details on both domestic and international key product net sales are discussed below.

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

The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Gross Sales	$21,681	$20,555	$19,370
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(605)	(513)	(487)
Cash Discounts	(255)	(253)	(235)
Managed Healthcare Rebates and Other Contract Discounts	(499)	(439)	(360)
Medicaid Rebates	(453)	(229)	(205)
Sales Returns	(88)	(101)	(163)
Other Adjustments	(297)	(212)	(205)

Total Gross-to-Net Sales Adjustments	(2,197)	(1,747)	(1,655)

Net Sales	$19,484	$18,808	$17,715

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Women, Infants and Children (WIC) Rebates	Total
Balance at January 1, 2009	$45	$31	$154	$133	$209	$115	$195	$882
Provision related to sales made in current period	509	252	438	279	91	222	—	1,791
Provision related to sales made in prior periods	4	1	1	(50)	10	(10)	—	(44)
Returns and payments	(513)	(253)	(395)	(196)	(111)	(208)	—	(1,676)
Impact of foreign currency translation	—	(2)	1	—	—	2	—	1
Discontinued operations	(3)	(3)	—	—	(30)	(33)	(195)	(264)

Balance at December 31, 2009	$42	$26	$199	$166	$169	$88	$—	$690
Provision related to sales made in current period	606	255	496	454	118	302	—	2,231
Provision related to sales made in prior periods	(1)	—	3	(1)	(30)	(5)	—	(34)
Returns and payments	(599)	(252)	(482)	(292)	(69)	(256)	—	(1,950)
Impact of foreign currency translation	—	—	—	—	(1)	(2)	—	(3)

Balance at December 31, 2010	$48	$29	$216	$327	$187	$127	$—	$934

Gross-to-net sales adjustments as a percentage of gross sales were 10.1% in 2010 and 8.5% in both 2009 and 2008 and are primarily a function of gross sales trends, changes in sales mix and contractual and legislative discounts and rebates.

In 2010, gross-to-net sales adjustments increased overall by 26% which was primarily attributed to the enactment of U.S. healthcare reform. Expected future increases in gross-to-net sales adjustments related to healthcare reform are further discussed in “—Executive Summary—Business Environment” above. Specifically in 2010:

•

Medicaid rebates increased due to the change in minimum rebates on drug sales from 15.1% to 23.1% and the extension of the Medicaid rebate rate to drugs sold to risk-based Medicaid managed care organizations.

•	Managed healthcare rebates and other contract discounts increased mainly due to increased sales.

•

Charge-backs related to government programs increased due to increased sales in the U.S. as well as additional rebates required in certain European countries attributed to government austerity measures.

•	Sales returns decreased primarily due to overall reduced provisions for various mature brands partially offset by a $44 million charge for estimated returns associated with the AVALIDE* recall.

•

Other adjustments increased overall due to additional rebates required for certain products sold in Europe attributed to government austerity measures and higher discounts and increased rebates for coupon programs.

In 2009, gross-to-net sales adjustments increased by 6%. Specifically in 2009:

•	Managed healthcare rebates and other contract discounts increased by 22% primarily due to higher PLAVIX* Medicare sales and an increase in contractual discount rates.

•

Sales returns decreased by 38% primarily due to lower provisions for PRAVACHOL and ZERIT, partially offset by increased provisions for SPRYCEL and mature brands driven by higher than anticipated sales returns.

•

Medicaid rebates included refunds from net overpayments of Medicaid rebates of $60 million from the three year period 2002 to 2004 after the Center for Medicare and Medicaid Services policy group approved our revised calculations.

Net sales of key products represent 84% of total net sales in 2010, 81% in 2009 and 77% in 2008. The following table presents U.S. and international net sales by key products, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Key Products
PLAVIX* (clopidogrel bisulfate)
U.S.	$6,154	$5,556	$4,920	11%	13%	—	—
Non-U.S.	512	590	683	(13)%	(14)%	4%	(5)%
Total	6,666	6,146	5,603	8%	10%	—	—
AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)
U.S.	642	722	735	(11)%	(2)%	—	—
Non-U.S.	534	561	555	(5)%	1%	3%	(6)%
Total	1,176	1,283	1,290	(8)%	(1)%	2%	(3)%
ABILIFY* (aripiprazole)
U.S.	1,958	2,082	1,676	(6)%	24%	—	—
Non-U.S.	607	510	477	19%	7%	(2)%	(9)%
Total	2,565	2,592	2,153	(1)%	20%	—	(2)%
REYATAZ (atazanavir sulfate)
U.S.	754	727	667	4%	9%	—	—
Non-U.S.	725	674	625	8%	8%	(1)%	(8)%
Total	1,479	1,401	1,292	6%	8%	—	(4)%
SUSTIVA (efavirenz) Franchise (total revenue)
U.S.	881	803	724	10%	11%	—	—
Non-U.S.	487	474	425	3%	12%	(3)%	(11)%
Total	1,368	1,277	1,149	7%	11%	(1)%	(4)%
BARACLUDE (entecavir)
U.S.	179	160	140	12%	14%	—	—
Non-U.S.	752	574	401	31%	43%	3%	(5)%
Total	931	734	541	27%	36%	3%	(4)%
ERBITUX* (cetuximab)
U.S.	646	671	739	(4)%	(9)%	—	—
Non-U.S.	16	12	10	33%	20%	5%	(4)%
Total	662	683	749	(3)%	(9)%	—	—
SPRYCEL (dasatinib)
U.S.	188	123	92	53%	34%	—	—
Non-U.S.	388	298	218	30%	37%	—	(9)%
Total	576	421	310	37%	36%	1%	(6)%
IXEMPRA (ixabepilone)
U.S.	99	99	98	—	1%	—	—
Non-U.S.	18	10	3	80%	* *	3%	N/A
Total	117	109	101	7%	8%	—	—
ORENCIA (abatacept)
U.S.	547	467	363	17%	29%	—	—
Non-U.S.	186	135	78	38%	73%	1%	(9)%
Total	733	602	441	22%	37%	—	(2)%
ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)
U.S.	119	22	—	* *	N/A	—	N/A
Non-U.S.	39	2	—	* *	N/A	—	N/A
Total	158	24	—	* *	N/A	—	N/A
Mature Products and All Other
U.S.	446	435	411	3%	6%	—	—
Non-U.S.	2,607	3,101	3,675	(16)%	(16)%	1%	(4)%
Total	3,053	3,536	4,086	(14)%	(13)%	—	(3)%

**	Change is in excess of 200%.

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with sanofi

•	U.S. net sales increased in 2010 and 2009 primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased 1% in 2010 and increased 4% in 2009.

•

International net sales continue to be impacted by the launch of generic clopidogrel products in the EU countries since August 2008. This has a negative impact on both our net sales as it relates to our EU sales in comarketing countries and our equity in net income of affiliates as it relates to our share of sales from our partnership with sanofi in Europe and Asia. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•

In January 2011, the Company and sanofi announced that the FDA has granted the companies an additional six-month period of exclusivity to market PLAVIX*. Exclusivity for PLAVIX* in the U.S. is now scheduled to expire on May 17, 2012.

•	See “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•

U.S. and international net sales decreased in 2010 primarily due to decreased overall demand due to generic competition in the EU and reduced supply of AVALIDE* in addition to a $44 million sales return adjustment recorded as a result of the AVALIDE* recall. Estimated total U.S. prescription demand decreased 17% in 2010.

•

U.S. net sales decreased in 2009 primarily due to decreased overall demand as estimated total U.S. prescription demand decreased 9% in 2009. International net sales increased in 2009 primarily due to higher average net selling prices partially offset by an unfavorable foreign exchange impact.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•

U.S. net sales decreased in 2010 primarily due to the reduction in our contractual share of net sales recognized from 65% to 58% and increased Medicaid rebates from healthcare reform. The decrease was partially offset by higher average net selling prices and increased overall demand. U.S. net sales increased in 2009 primarily due to increased overall demand, new indications for certain patients with bipolar 1 disorder and major depressive disorder, and higher average net selling prices. The 2009 increase was partially offset by $49 million of amortization of the $400 million extension payment made to Otsuka in April 2009. Estimated total U.S. prescription demand increased 5% in 2010 and 26% in 2009.

•

In 2010 and 2009, international net sales increased due to increased prescription demand, which was aided by a new bipolar indication in the second quarter of 2008 in the EU, offset by an unfavorable foreign exchange impact in 2009.

REYATAZ — a protease inhibitor for the treatment of HIV

•

U.S. net sales increased in 2010 primarily due to higher estimated total U.S. prescription demand of 4%. U.S. net sales increased in 2009 due to higher estimated total U.S. prescription demand of 8% and higher average net selling prices.

•	In 2010 and 2009, international net sales increased primarily due to higher demand across most markets with Europe being the key driver due to the June 2008 approval for first-line treatment.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead

•

U.S. net sales increased in 2010 primarily due to higher estimated total U.S. prescription demand of 7%. In 2009, U.S. net sales increased primarily due to higher estimated total U.S. prescription demand of 10% as well as higher average net selling prices.

•	In 2010, international net sales increased primarily due to higher demand partially offset by an unfavorable foreign exchange.

•

In 2009, international net sales increased primarily due to continued demand generated from the launch of ATRIPLA* in Canada and the EU in the fourth quarter of 2007 partially offset by an unfavorable foreign exchange impact.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales in 2010 and 2009 increased primarily due to continued strong demand in international markets.

•	We continue to implement our global campaign to raise awareness about chronic hepatitis B as part of our overall market expansion effort.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly.

•	Sold by us almost exclusively in the U.S., net sales continue to decrease primarily due to lower demand and lower average net selling prices.

SPRYCEL — an oral inhibitor of multiple tyrosine kinases indicated for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate) and first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase. SPRYCEL is part of our strategic alliance with Otsuka.

•	Worldwide net sales increased primarily due to higher demand in previously launched markets, growth attributed to recently launched markets as well as higher U.S. average net selling prices.

•

In the fourth quarter of 2010, SPRYCEL 100 mg once daily was approved as a first-line treatment of adult patients with newly diagnosed Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase in the U.S. and the EU.

IXEMPRA — a microtubule inhibitor for the treatment of patients with metastatic or locally advanced breast cancer and is part of our strategic alliance with Otsuka

•	Net sales continue to remain flat.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	In 2010 worldwide net sales increased primarily due to increased demand. U.S. net sales were also impacted by higher average selling prices.

•	In 2009, worldwide net sales increased primarily due to increased demand.

ONGLYZA/KOMBIGLYZE — treatment for type 2 diabetes

•	ONGLYZA was launched in various countries in the third quarter of 2009.

•	KOMBIGLYZE was launched in the fourth quarter of 2010.

Mature Products and All Other — includes products which lost exclusivity in major markets and over the counter brands

•	U.S. net sales remained relatively flat in 2010 and 2009 as the continued generic erosion of certain products was partially offset by higher average net selling prices.

•

International net sales decreased in 2010 and 2009 due to continued generic erosion of certain brands including TAXOL and PRAVACHOL (pravastatin sodium), lower average net selling prices in Europe, the year over year impact of the rationalization and divestitures of our non-strategic product portfolio and lower demand for certain over the counter products.

•

Net sales in 2010 included $15 million of RECOTHROM net sales, a product acquired through our ZymoGenetics acquisition in October 2010. See “Item 8. Financial Statements—Note 5. Acquisitions” for further details.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect information from other channels such as hospitals, home healthcare, clinics, federal facilities including VA hospitals, and long-term care, among others.

In the first quarter of 2009, we changed our service provider for U.S. prescription data to Wolters Kluwer Health, Inc. (WK), a supplier of market research audit data for the pharmaceutical industry, for external reporting purposes and internal demand for most products. Prior to 2009, we used prescription data based on the Next-Generation Prescription Service Version 2.0 of the National Prescription Audit provided by IMS Health (IMS). We continuously seek to improve the quality of our estimates of prescription change amounts and ultimate patient/consumer demand by reviewing estimate calculation methodologies, processes and analyzing internal and third-party data. We expect to continue to review and refine our methodologies and processes for calculation of these estimates and will continue to review and analyze our own and third parties’ data used in such calculations.

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

We calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor that approximates three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand in retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

The following tables set forth for each of our key products sold in the U.S. for the years ended December 31, 2010, 2009 and 2008: (i) total U.S. net sales for each year; (ii) change in reported U.S. net sales for each year; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis, and (iv) months of inventory on hand in the wholesale distribution channel.

	Year Ended December 31,									At December 31,
	Total U.S. Net Sales			Change in U.S. Net Sales			% Change in U.S. Total Prescriptions			Months on Hand
Dollars in Millions	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
							(WK)	(WK)	(IMS)
PLAVIX*	$6,154	$5,556	$4,920	11%	13%	21%	(1)%	4%	19%	0.5	0.5	0.4
AVAPRO*/AVALIDE*	642	722	735	(11)%	(2)%	6%	(17)%	(9)%	(7)%	0.4	0.4	0.5
ABILIFY*	1,958	2,082	1,676	(6)%	24%	28%	5%	26%	23%	0.4	0.4	0.5
REYATAZ	754	727	667	4%	9%	14%	4%	8%	14%	0.5	0.5	0.5
SUSTIVA Franchise(a)	881	803	724	10%	11%	20%	7%	10%	14%	0.4	0.5	0.6
BARACLUDE	179	160	140	12%	14%	59%	12%	13%	55%	0.6	0.5	0.7
ERBITUX*(b)	646	671	739	(4)%	(9)%	8%	N/A	N/A	N/A	0.5	0.5	0.5
SPRYCEL	188	123	92	53%	34%	59%	5%	10%	36%	0.6	0.7	0.8
IXEMPRA(b)	99	99	98	—	1%	**	N/A	N/A	N/A	0.7	0.8	0.7
ORENCIA(b)	547	467	363	17%	29%	68%	N/A	N/A	N/A	0.6	0.5	0.5
ONGLYZA/ KOMBIGLYZE(c)	119	22	—	**	N/A	N/A	**	N/A	N/A	0.8*	3.7	—

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA and revenue of bulk efavirenz included in the combination therapy ATRIPLA*. The months on hand relates only to SUSTIVA.
(b)	ERBITUX*, IXEMPRA and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	ONGLYZA was launched in the U.S. in August 2009. KOMBIGLYZE was launched in the U.S. in the fourth quarter of 2010.
*	ONGLYZA had 0.5 month of inventory on hand at December 31, 2010. KOMBIGLYZE had 51.8 months of inventory on hand at December 31, 2010 to support the initial product launch.
**	Change in excess of 200%.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2010, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2010.

KOMBIGLYZE had 51.8 months of inventory on hand in the U.S. to support the initial product launch. This inventory is nominal and is expected to be worked down in less than that amount of time as demand for this new product increases post launch.

DAFALGAN, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand at direct customers compared to 0.9 months of inventory on hand at December 31, 2009. The level of inventory on hand was primarily due to the September launch of a new dosage in France.

FERVEX, a cold and flu product, had 2.3 months of inventory on hand internationally at direct customers compared to 3.9 months of inventory on hand at December 31, 2009. The level of inventory on hand was primarily due to lower than expected demand.

VIDEX, an antiviral product, had 1.5 months of inventory on hand internationally at direct customers compared to 1.3 months of inventory on hand at December 31, 2009. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

PRINCIPEN, an antibiotic product, had 1.3 months of inventory on hand at direct customers compared to a 0.8 months of inventory on hand at December 31, 2009. The increased level of inventory is due to lower demand from the re-enforcement of antibiotic law in Mexico which requires prescriptions for antibiotics.

In the U.S., for all products sold exclusively through wholesalers or through distributors, we generally determined our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 90% of total gross sales of U.S. products, and provided by our distributors. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2010 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Geographic Areas

In general, our products are available in most countries in the world. The largest markets are in the U.S., France, Canada, Japan, Italy, Spain, Germany, China and the United Kingdom. Our net sales by geographic areas, based on the location of the end customer, were as follows:

	Net Sales			% Change		% of Total Net Sales
Dollars in Millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
United States	$12,613	$11,867	$10,565	6%	12%	65%	63%	60%
Europe	3,448	3,625	3,750	(5)%	(3)%	18%	19%	21%
Japan, Asia Pacific and Canada	1,651	1,522	1,519	8%	—	8%	8%	8%
Latin America, the Middle East and Africa	856	843	1,047	2%	(19)%	4%	5%	6%
Emerging Markets	804	753	725	7%	4%	4%	4%	4%
Other	112	198	109	(43)%	82%	1%	1%	1%

Total	$19,484	$18,808	$17,715	4%	6%	100%	100%	100%

See “—Net Sales” above for a discussion on U.S. net sales increase.

Net sales in Europe decreased in 2010 primarily due to a 4% unfavorable foreign exchange impact, decreased net sales of certain mature brands due to divestitures and increased generic competition for PLAVIX* and AVAPRO*/AVALIDE*, partially offset by sales growth in major European markets for ABILIFY*, the HIV portfolio, BARACLUDE, SPRYCEL, ONGLYZA and ORENCIA. The sales growth of the previously mentioned products was tempered by continuing fiscal challenges in European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price reductions and support the expanded use of generic drugs. These measures include, but are not limited to, mandatory discounts, rebates and other price reductions and are reflected in our net sales. In 2009, net sales decreased primarily due to a 7% unfavorable foreign exchange impact, decreased net sales of certain mature brands due to divestitures and increased generic competition for PLAVIX*, partially offset by sales growth in major European markets for the HIV portfolio, ABILIFY*, BARACLUDE, SPRYCEL and ORENCIA.

Net sales in Japan, Asia Pacific and Canada increased in 2010 primarily due to a 9% favorable foreign exchange impact and increased net sales of BARACLUDE and SPRYCEL partially offset by decreased net sales of certain mature brands due to divestitures and generic competition. In 2009, net sales remained relatively flat as decreased net sales of certain mature brands and a 1% unfavorable foreign exchange impact was offset by increased net sales of BARACLUDE and SPRYCEL.

Net sales in Latin America, the Middle East and Africa increased in 2010 primarily due to increased net sales of SPRYCEL, REYATAZ, BARACLUDE, ORENCIA and a 2% favorable foreign exchange impact, partially offset by decreased net sales of mature brands. In 2009, net sales decreased primarily due to a 6% unfavorable foreign exchange impact and decreased net sales of certain mature brands, partially offset by increased net sales of REYATAZ, ORENCIA and PLAVIX*.

Emerging markets are Brazil, Russia, India, China and Turkey. Net sales in Emerging Markets increased in 2010 primarily due to a 4% favorable foreign exchange impact and increased net sales of BARACLUDE, SPRYCEL, ABILIFY* and REYATAZ. In 2009, net sales increased primarily due to increased net sales of BARACLUDE and SPRYCEL partially offset by an 8% unfavorable foreign exchange impact.

Other consists primarily of sales from supply agreements for active pharmaceutical ingredients, including temporary supply agreements to facilitate recent divestitures of manufacturing facilities and continuing supply agreements with alliance partners. Net sales decreased in 2010 primarily due to the wind-down of temporary supply agreements related to 2009 manufacturing facility divestitures, the elimination of bulk sales of pharmaceutical ingredients previously manufactured by us in the Latina Italy facility which was divested in 2010 and reduced sales of irbesartan bulk pharmaceutical ingredients to our alliance partner due to declining worldwide AVAPRO*/AVALIDE* sales. Net sales increased in 2009 primarily due to temporary supply agreements entered into to facilitate the divestiture of certain manufacturing facilities in Pakistan, Egypt and Australia.

No single country outside the U.S. contributed more than 10% of our total net sales in 2010, 2009 or 2008.

Expenses

	Expenses			% Change		% of Net Sales
Dollars in Millions	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Cost of products sold	$5,277	$5,140	$5,316	3%	(3)%	27.1%	27.3%	30.0%
Marketing, selling and administrative	3,686	3,946	4,140	(7)%	(5)%	18.9%	21.0%	23.4%
Advertising and product promotion	977	1,136	1,181	(14)%	(4)%	5.0%	6.0%	6.7%
Research and development	3,566	3,647	3,512	(2)%	4%	18.3%	19.4%	19.8%
Acquired in-process research and development	—	—	32	—	(100)%	—	—	0.2%
Provision for restructuring	113	136	215	(17)%	(37)%	0.6%	0.7%	1.2%
Litigation expense, net	(19)	132	33	114%	* *	(0.1)%	0.7%	0.2%
Equity in net income of affiliates	(313)	(550)	(617)	(43)%	(11)%	(1.6)%	(2.9)%	(3.5)%
Gain on sale of ImClone shares	—	—	(895)	—	(100)%	—	—	(5.1)%
Other (income)/expense	126	(381)	22	(133)%	* *	0.6%	(2.0)%	0.1%

Total Expenses	$13,413	$13,206	$12,939	2%	2%	68.8%	70.2%	73.0%

**	Change is in excess of 200%.

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

Costs as a percentage of net sales can vary between periods as a result of product mix, price, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs. In addition, changes in foreign currency may also provide volatility given a high percentage of total costs are denominated in foreign currencies.

•

The decrease in costs of products sold as a percentage of net sales in 2010 was primarily attributed to a more favorable product mix, U.S. price increases and favorable foreign exchange which was partially offset by the reduction in our share of ABILIFY* sales related to the extended commercialization and manufacturing agreement for ABILIFY*and the collaboration fee paid to Otsuka under the SPRYCEL and IXEMPRA Oncology collaboration beginning in 2010, additional Medicare rebates granted in 2010 from U.S. healthcare reform and international price decreases related to government austerity measures from the European economic crisis.

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

•

The decrease in 2010 was primarily attributed to the reduction in sales related activities of certain key products to coincide with their respective life cycle; prior year impact of a $100 million funding payment made to the BMS foundation; reduction in our ABILIFY* sales force as Otsuka established it own sales force for promotion of ABILIFY*, SPRYCEL and IXEMPRA; reduced project standardization implementation costs from the 2009 role out of new accounting and human resource related systems; and overall efficiencies gained from PTI and continuous improvement initiatives.

•	The decrease in 2009 resulted from a favorable 2% foreign exchange impact and efficiencies gained from PTI.

Advertising and product promotion

Advertising and product promotion expenses consist of related media, sample and direct to consumer programs.

•

The decrease in 2010 was primarily attributed to reduced spending on the promotion of certain key products to coincide with their product life cycle and Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA advertising and product promotion expenses partially offset by increased spending for the ONGLYZA launch and other pipeline products.

•

The decrease in 2009 is attributed to reduced spending on promotion of products nearing patent expirations and a favorable 2% foreign exchange impact, partially offset by increased spending for the ONGLYZA launch and pipeline products.

Research and development

Research and development expenses consist of internal salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and facility costs. Total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. These expenses also include third-party licensing fees that are typically paid upfront as well as when regulatory or other contractual milestones are met. Certain expenses are shared with alliance partners based upon contractual agreements.

Approximately 80% of these expenses are managed by our global research and development organization of which, approximately 75% of the total spend was attributed to development activities with the remainder attributed to preclinical and research activities. These expenses can vary between periods for a number of reasons, including the timing of upfront licensing and milestone payments.

•

The decrease in 2010 was primarily attributed to the timing of our upfront licensing and milestone payments partially offset by additional spending to support our maturing pipeline and compounds obtained from our string-of-pearls strategy. Upfront licensing and milestone payments expensed to research and development were $132 million in 2010 primarily attributed to Exelixis, Allergan and PDL BioPharma Inc.; $347 million in 2009 primarily attributed to ZymoGenetics, Alder and Nissan; and $348 million in 2008 primarily attributed to Exelixis, PDL BioPharma, Inc. and KAI Pharmaceuticals, Inc.

•	The increase in 2009 was attributed to additional spending to support our maturing pipeline and compounds obtained from our string-of-pearls strategy, offset by a favorable 1% foreign exchange impact.

Acquired in-process research and development

The charge related to the acquisition of Kosan Biosciences, Inc. (Kosan) in 2008.

Provision for restructuring

The changes in provision for restructuring were primarily attributable to the timing of the implementation of certain PTI and continuous improvement initiatives.

Litigation expense, net

The 2010 amount includes a $41 million insurance reimbursement from prior litigation partially offset by additional reserves established for certain average wholesale prices (AWP) litigation.

The 2009 expense was primarily due to a $125 million securities litigation settlement. For further information, see “Item 8. Financial Statements—Note 26. Legal Proceedings and Contingencies.”

Equity in net income of affiliates

Equity in net income of affiliates was primarily related to our international partnership with sanofi and varies based on international PLAVIX* net sales included within this partnership.

•

The decrease in 2010 and 2009 is attributed to the impact of an alternative salt form of clopidogrel and generic clopidogrel competition on international PLAVIX* net sales commencing in 2009. For additional information, see “Item 8. Financial Statements—Note 2. Alliances and Collaborations.”

Gain on sale of ImClone shares

The gain on sale of ImClone shares in 2008 was attributed to our receipt of approximately $1.0 billion in cash for the tendering of our investment in ImClone. See “Item 8. Financial Statements—Note 2. Alliances and Collaborations” for further detail.

Other (income)/expense

Other (income)/expense include:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Interest expense	$145	$184	$310
Interest income	(75)	(54)	(130)
Impairment and loss on sale of manufacturing operations	236	—	—
Loss/(Gain) on debt repurchase	6	(7)	(57)
ARS impairment	—	—	305
Net foreign exchange transaction (gains)/losses	(6)	2	(78)
Gain on sale of product lines, businesses and assets	(39)	(360)	(159)
Acquisition related items	10	(10)	—
Other income from alliance partners	(136)	(148)	(141)
Pension curtailment and settlement charges	28	43	8
Other	(43)	(31)	(36)

Other (income)/expense	$126	$(381)	$22

•

Interest expense decreased year over year primarily due to lower overall interest rates on floating rate debt, amortization resulting from the termination of interest rate swaps during 2010 and 2009, and less debt outstanding from 2010 and 2009 repurchases.

•

Interest income increased in 2010 primarily due to higher average cash, cash equivalents and marketable securities balances and higher returns from the continued diversification of our investment portfolio. Interest income decreased in 2009 primarily due to lower interest rates compared to 2008 partially offset by higher average cash, cash equivalents and marketable securities balances.

•

Impairment and loss on sale of manufacturing operations was primarily attributed to the disposal of our manufacturing operations in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

•

Auction rate securities (ARS) impairment charge recognized in 2008 was due to the severity and the duration of the decline in value, the future prospects of the issuers and our ability and intent to hold the securities to recover their value. The value of ARS at December 31, 2010 was $91 million.

•

The impact of foreign exchange was mainly due to foreign exchange hedges that were discontinued or did not qualify as cash flow hedges. The 2010 net foreign exchange transaction loss includes a $17 million charge from the remeasurement of Venezuelan monetary assets from the devaluation of the Bolivar. The 2008 net foreign exchange gain was primarily due to the sudden, dramatic strengthening of the U.S. dollar in the second half of 2008, which generated significant gains on foreign currency denominated transactions. See “Item 8. Financial Statements—Note 24. Financial Instruments.”

•	Gain on sale of product lines, businesses and assets was primarily related to the sale of mature brands, including businesses within Indonesia and Australia in 2009 and a business in Egypt in 2008.

•	Acquisition related items are attributed to the acquisition of ZymoGenetics in 2010 and Medarex in 2009. See “Item 1. Financial Statements—Note 5. Acquisitions.”

•	Other income from alliance partners includes income earned from the sanofi partnership and amortization of certain upfront licensing and milestone receipts related to our alliances.

•

Pension settlements/curtailments were primarily attributed to amendments which eliminated the crediting of future benefits related to service for U.S. pension plan participants. These amendments resulted in a curtailment charge of $6 million and $25 million during 2010 and 2009, respectively. The remainder of the charges resulted from lump sum payments in certain plans which exceeded the sum of plan interest costs and service costs, resulting in an acceleration of a portion of previously deferred actuarial losses. Although most of this activity was driven by PTI and certain divestitures, additional charges may be recognized in the future, particularly with the U.S. pension plans due to a lower threshold resulting from the elimination of service costs. See “Item 8. Financial Statements—Note 21. Pension, Postretirement and Postemployment Liabilities” for further detail.

Specified Items

During 2010, 2009 and 2008, the following specified items affected the comparability of results of the periods presented herein. These items are excluded from the segment results.

Year Ended December 31, 2010 Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$113	$—	$—	$113
Impairment and loss on sale of manufacturing operations	—	—	—	—	—	236	236
Accelerated depreciation, asset impairment and other shutdown costs	113	—	—	—	—	—	113
Pension curtailment and settlement charges	—	—	—	—	—	18	18
Process standardization implementation costs	—	35	—	—	—	—	35

Total Restructuring	113	35	—	113	—	254	515
Other:
Litigation charges, net	—	—	—	—	(19)	—	(19)
Upfront licensing, milestone and other payments	—	—	132	—	—	—	132
IPRD impairment	—	—	10	—	—	—	10
Acquisition related items	—	—	—	—	—	10	10
Product liability charges	—	—	—	—	—	17	17

Total	$113	$35	$142	$113	$(19)	$281	665

Income taxes on items above							(180)
Out-of-period tax adjustment							(59)
Specified tax charge							207

Decrease to Net Earnings from Continuing Operations							$633

Year Ended December 31, 2009 Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Provision for restructuring	Litigation expense	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$122	$—	$—	$122
Accelerated depreciation, asset impairment and other shutdown costs	115	—	—	14	—	—	129
Pension curtailment and settlement charges	—	—	—	—	—	36	36
Process standardization implementation costs	—	110	—	—	—	—	110
Gain on sale of product lines, businesses and assets	—	—	—	—	—	(360)	(360)

Total Restructuring	115	110	—	136	—	(324)	37
Other:
Litigation charges	—	—	—	—	132	—	132
BMS foundation funding initiative	—	100	—	—	—	—	100
Loss on sale of investments	—	—	—	—	—	31	31
Upfront licensing and milestone and other payments	—	—	347	—	—	—	347
Acquisition related items	—	—	—	—	—	(10)	(10)
Debt repurchase	—	—	—	—	—	(7)	(7)
Product liability charges/(insurance recoveries)	8	—	—	—	—	(5)	3

Total	$123	$210	$347	$136	$132	$(315)	633

Income taxes on items above							(205)

Decrease to Net Earnings from Continuing Operations							$428

Year Ended December 31, 2008 Dollars in Millions	Cost of products sold	Marketing, selling and administrative	Research and development	Acquired in-process research and development	Provision for restructuring	Litigation expense	Gain on sale of ImClone shares	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$186	$—	$—	$—	$186
Accelerated depreciation, asset impairment and other shutdown costs	240	—	13	—	20	—	—	8	281
Pension curtailment and settlement charges	9	—	—	—	—	—	—	8	17
Process standardization implementation costs	—	109	—	—	—	—	—	—	109
Gain on sale and leaseback of properties	—	—	—	—	—	—	—	(9)	(9)
Termination of lease contracts	—	—	—	—	9	—	—	6	15
Gain on sale of product lines and businesses	—	—	—	—	—	—	—	(159)	(159)

Total Restructuring	249	109	13	—	215	—	—	(146)	440
Other:
Litigation settlement	—	—	—	—	—	33	—	—	33
Insurance recovery	—	—	—	—	—	—	—	(20)	(20)
Product liability	—	—	—	—	—	—	—	18	18
Upfront licensing and milestone payments and acquired in-process research and development	—	—	348	32	—	—	—	—	380
ARS impairment and loss on sale	—	—	—	—	—	—	—	324	324
Debt repurchase	—	—	—	—	—	—	—	(57)	(57)
Gain on sale of ImClone shares	—	—	—	—	—	—	(895)	—	(895)

Total	$249	$109	$361	$32	$215	$33	$(895)	$119	223

Income taxes on items above									55

Decrease to Net Earnings from Continuing Operations									$278

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

A reconciliation of GAAP to non-GAAP follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings from Continuing Operations Attributable to BMS	$3,102	$633	$3,735	$3,239	$428	$3,667
Earnings attributable to unvested restricted shares	(12)	—	(12)	(17)	—	(17)

Net Earnings from Continuing Operations Attributable to BMS used for Diluted EPS Calculation	$3,090	$633	$3,723	$3,222	$428	$3,650

Average Common Shares Outstanding—Diluted	1,727	—	1,727	1,978	—	1,978

Diluted EPS from Continuing Operations Attributable to BMS	$1.79	$0.37	$2.16	$1.63	$0.22	$1.85

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 25.7% in 2010, 21.1% in 2009 and 22.8% in 2008. The effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to permanently reinvest the earnings for certain of our manufacturing operations in Ireland, Puerto Rico and Switzerland offshore and the U.S. Federal research and development tax credit. We have favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

The increase in the 2010 effective tax rate from 2009 was primarily due to a $207 million tax charge recognized in the fourth quarter of 2010, which resulted from additional U.S. taxable income from earnings of foreign subsidiaries previously considered to be permanently reinvested offshore. For additional information, see “Item 8. Financial Statements—Note 10. Income Taxes.”

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

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 8. Financial Statements—Note 2. Alliances and Collaborations.” The increase in noncontrolling interest corresponds to increased net sales of PLAVIX* in the U.S. Net earnings from discontinued operations attributable to noncontrolling interest primarily relates to the 16.9% publicly owned portion of Mead Johnson prior to our complete divestiture from the split-off. A summary of noncontrolling interest is as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
sanofi partnerships	$2,074	$1,717	$1,444
Other	20	26	17

Noncontrolling interest—pre-tax	2,094	1,743	1,461
Income taxes	(683)	(562)	(472)

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	1,411	1,181	989
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	69	7

Net earnings attributable to noncontrolling interest—net of taxes	$1,411	$1,250	$996

Financial Position, Liquidity and Capital Resources

Net cash position at December 31 was as follows:

Dollars in Millions	2010	2009
Cash and cash equivalents	$5,033	$7,683
Marketable securities—current	2,268	831
Marketable securities—non-current	2,681	1,369

Total cash, cash equivalents and marketable securities	9,982	9,883

Short-term borrowings, including current portion of long-term debt	117	231
Long-term debt	5,328	6,130

Total debt	5,445	6,361

Net cash position	$4,537	$3,522

We maintain a significant level of working capital, which was approximately $6.5 billion at December 31, 2010 and $7.6 billion at December 31, 2009. In 2010, we paid $2.2 billion in dividends, reacquired $750 million aggregate principal value of our outstanding debt for $855 million by means of a tender offer, acquired ZymoGenetics for $829 million, and repurchased $576 million of common stock. In 2011 and future periods, we expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments, dividends paid in the U.S. and common stock and debt repurchases. We do not rely on short-term borrowing to meet our liquidity needs.

Cash, cash equivalents and marketable securities held outside the U.S. was approximately $1.4 billion and $5.3 billion at December 31, 2010 and 2009, respectively, which is either utilized to fund non-U.S. operations or repatriated back to the U.S. where taxes have been previously provided. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. Cash, cash equivalents and marketable securities held in the U.S. was $8.6 billion at December 31, 2010, which represented approximately 85% of our total balance. Cash, cash equivalents and marketable securities held in the U.S. was $4.6 billion at December 31, 2009. The increase resulted from an internal restructuring of certain legal entities.

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

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. The facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of the facility. There were no borrowings outstanding under the facility at December 31, 2010 and 2009.

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers primarily in Japan, Italy, Portugal and Spain, to third parties. The receivables are sold on a nonrecourse basis and approximated $932 million and $660 million in 2010 and 2009, respectively. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

Credit Ratings

Moody’s Investors Service (Moody’s) long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook remains on stable outlook. Standard & Poor’s (S&P) long-term and short-term credit ratings are currently A+ and A-1, respectively, and their long-term credit rating remains on stable outlook. Fitch Ratings (Fitch) long-term and short-term credit ratings are currently A+ and F1, respectively, and their long-term credit rating changed in August 2010 from stable to negative outlook. Our credit ratings are considered investment grade. These long-term ratings designate that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. These short-term ratings designate that we have the strongest capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities at December 31:

Dollars in Millions	2010	2009	2008
Cash flow provided by/(used in):
Operating activities	$4,491	$4,065	$3,707
Investing activities	(3,812)	(4,380)	5,079
Financing activities	(3,343)	(17)	(2,582)

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

The net impact of the changes in operating assets and liabilities aggregated to a net cash outflow of $166 million in 2010 and cash inflows of $42 million in 2009 and $117 million in 2008. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

We continue to maximize our operating cash flows with our working capital initiatives designed to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable. Those improvements are being driven by several actions including non-recourse factoring of non-US trade receivables, revised contractual payment terms with customers and vendors, enhanced collection processes and various supply chain initiatives designed to optimize inventory levels. Progress in this area is monitored each period and is a component of our annual incentive plan. The following summarizes certain working capital components expressed as a percentage of trailing twelve months’ net sales.

Dollars in Millions	December 31, 2010	% of Trailing Twelve Month Net Sales	December 31, 2009	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,985	10.2%	$1,897	10.1%
Inventories	1,204	6.2%	1,413	7.5%
Accounts payable	(1,983)	(10.2)%	(1,711)	(9.1)%

Total	$1,206	6.2%	$1,599	8.5%

During 2010, changes in operating assets and liabilities aggregated to a net cash outflow of $166 million including:

•	Cash outflows from receivables ($270 million) which are primarily attributed to increased sales;

•

Cash outflows from other operating assets and liabilities ($248 million) primarily related to pension funding in excess of current year expense ($370 million), partially offset by increased rebate and sales returns ($238 million) primarily due to the increase in Medicaid rebates which was effective January 1, 2010 and agencies’ administrative delays in payments to managed care organizations;

•	Cash inflows from accounts payables ($315 million) which are primarily attributed to the timing of vendor and alliance payments; and

•	Cash inflows from inventories ($156 million) primarily related to the work down of inventory balances.

In 2009, changes in operating assets and liabilities aggregated to a net cash inflow of $42 million including:

•	Cash inflows from accounts payable ($472 million) primarily attributed to the timing of payments to vendors and alliances, as well as the impact of the working capital initiative discussed above;

•	Cash inflows from receivables ($227 million) primarily attributed to additional factoring of non-U.S. trade receivables in Japan and Spain;

•	Cash inflows from deferred income ($135 million) mainly due to the milestone payments received from Pfizer ($150 million) and AstraZeneca ($150 million), partially offset by amortization; and

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

Investing Activities

Net cash used in investing activities was $3.8 billion in 2010 including:

•	Net purchases of marketable securities ($2.6 billion);

•	Purchase of ZymoGenetics, Inc. ($829 million); and

•	Capital expenditures ($424 million).

Net cash used in investing activities was $4.4 billion in 2009 including:

•	Acquisition of Medarex ($2.2 billion), net of cash acquired ($53 million);

•	Net purchases of marketable securities ($1.4 billion);

•	Capital expenditures ($730 million);

•	Mead Johnson cash included in split-off ($561 million); and

•

Proceeds from the sale of businesses and other investments, including businesses within the Asia-Pacific region ($310 million) and Australia ($61 million); and proceeds from the sale of Genmab and Celldex securities ($42 million).

Net cash provided by investing activities was $5.1 billion in 2008 including:

•	Proceeds from the divestiture of ConvaTec ($4.1 billion) and Medical Imaging ($483 million);

•	Proceeds from the tendering of our shares in ImClone ($1.0 billion);

•	Proceeds from the sale and leaseback of the Paris, France facility ($227 million);

•	Proceeds from the sale of businesses, including mature brands business in Egypt ($209 million);

•	Capital expenditures ($941 million) which included expenditures associated with the construction of our biologic facility in Devens, Massachusetts; and

•	Acquisition of Kosan ($191 million).

Financing Activities

Net cash used in financing activities was $3.3 billion in 2010 including:

•	Dividend payments ($2.2 billion);

•	Debt repurchase by means of a tender offer ($855 million); and

•	Common stock repurchase ($576 million);

•	Net proceeds from the exercise of stock options ($252 million); and

•	Net proceeds from the termination of interest rate swap agreements ($146 million).

Net cash used in financing activities was $17 million in 2009 including:

•	Dividend payments ($2.5 billion);

•	Repayment of Mead Johnson revolving credit facility ($80 million) and the early extinguishment of certain debt securities ($132 million);

•	Net proceeds from the issuance of Mead Johnson Notes ($1.5 billion) and revolving credit facility ($200 million);

•	Net proceeds from the Mead Johnson IPO ($782 million);

•	Net proceeds from the termination of interest rate swap agreements ($194 million); and

•	Net proceeds from the exercise of stock options ($45 million).

Net cash used in financing activities was $2.6 billion in 2008 including:

•	Dividend payments ($2.5 billion);

•	Redemption of Floating Rate Convertible Senior Debentures due 2023 ($1.2 billion);

•	Repayment of 4.00% Notes due August 2008 ($400 million) and 1.10% Yen Notes due 2008 ($117 million);

•	Repurchase of some of our Notes ($228 million);

•	Net proceeds from the issuance of 5.45% Notes due 2018 ($600 million) and 6.125% Notes due 2038 ($1.0 billion);

•	Net proceeds from the termination of interest rate swap agreements ($211 million); and

•	Net proceeds from stock option exercises in 2008 ($5 million) reflects the exercise of fewer stock options in 2008 due to the decrease in the average stock price when compared to the prior periods.

Dividends declared per common share were $1.29 for 2010, $1.25 for 2009 and $1.24 for 2008. In December 2010, we declared a quarterly dividend of $0.33 per common share and expect to pay a dividend for the full year of 2011 of $1.32 per share. The decrease in total dividends, despite the per share increase, is primarily attributed to the 269 million share reduction from the Mead Johnson split-off. Dividend decisions are made on a quarterly basis by our Board of Directors.

Contractual Obligations

Payments due by period for our contractual obligations at December 31, 2010 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2011	2012	2013	2014	2015	Later Years
Short-term borrowings	$117	$117	$—	$—	$—	$—	$—
Long-term debt	4,749	—	—	597	—	—	4,152
Interest on long-term debt(a)	4,860	155	177	202	205	226	3,895
Operating leases	661	123	113	101	89	77	158
Purchase obligations	2,322	665	486	482	281	157	251
Uncertain tax positions(b)	50	50	—	—	—	—	—
Other long-term liabilities	370	—	36	63	41	35	195

Total(c)	$13,129	$1,110	$812	$1,445	$616	$495	$8,651

(a)

Includes estimated future interest payments on our short-term and long-term debt securities. Also includes accrued interest payable recognized on our consolidated balance sheets, which consists primarily of the accrual of interest on short-term and long-term debt as well as the accrual of periodic cash settlements of derivatives, netted by counterparty.

(b)

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. See “Item 8. Financial Statements—Note 10. Income Taxes” for further detail.

(c)

The table above excludes future contributions by us to our pensions, postretirement and postemployment benefit plans. Required contributions are contingent upon numerous factors including minimum regulatory funding requirements and the funded status of each plan. Due to the uncertainty of such future obligations, they are excluded from the table. Contributions for both U.S. and international plans are expected to be up to $420 million in 2011. See “Item 8. Financial Statements—Note 21. Pension, Postretirement and Postemployment Liabilities” for further detail.

In addition to the above, we are committed to approximately $5.4 billion (in the aggregate) of potential future research and development milestone payments to third parties as part of in-licensing and development programs. Early stage milestones, defined as milestones achieved through Phase III clinical trials, comprised $1.0 billion of the total committed amount. Late stage milestones, defined as milestones achieved post Phase III clinical trials, comprised $4.4 billion of the total committed amount. Payments under these agreements generally are due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. In addition to certain royalty obligations that are calculated as a percentage of net sales, some of these agreements also provide for sales-based milestones that aggregate to approximately $1.5 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels.

For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 21. Pension, Postretirement and Postemployment Liabilities,” “—Note 23. Short-Term Borrowings and Long-Term Debt,” “—Note 24. Financial Instruments” and “—Note 25. Leases.”

SEC Consent Order

As previously disclosed, on August 4, 2004, we entered into a final settlement with the SEC, concluding an investigation concerning certain wholesaler inventory and accounting matters. The settlement was reached through a Consent, a copy of which was attached as Exhibit 10 to our quarterly report on Form 10-Q for the period ended September 30, 2004.

Under the terms of the Consent, we agreed, subject to certain defined exceptions, to limit sales of all products sold to our direct customers (including wholesalers, distributors, hospitals, retail outlets, pharmacies and government purchasers) based on expected demand or on amounts that do not exceed approximately one month of inventory on hand, without making a timely public disclosure of any change in practice. We also agreed in the Consent to certain measures that we have implemented including: (a) establishing a formal review and certification process of our annual and quarterly reports filed with the SEC; (b) establishing a business risk and disclosure group; (c) retaining an outside consultant to comprehensively study and help re-engineer our accounting and financial reporting processes; (d) publicly disclosing any sales incentives offered to direct customers for the purpose of inducing them to purchase products in excess of expected demand; and (e) ensuring that our budget process gives appropriate weight to inputs that come from the bottom to the top, and not just from the top to the bottom, and adequately documenting that process.

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

We maintain inventory management agreements (IMAs) with our U.S. pharmaceutical wholesalers, which account for nearly 100% of total gross sales of U.S. biopharmaceuticals products. Under the current terms of the IMAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 90% of total gross sales of U.S. BioPharmaceuticals products. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. BioPharmaceuticals business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, for our biopharmaceuticals business outside of the U.S., we have significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Recently Issued Accounting Standards

See “Item 8. Financial Statements—Note 1. Accounting Policies” for discussion of the impact related to recently issued accounting standards.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. New discounts under the 2010 U.S. healthcare reform law, such as the Medicare coverage gap, managed Medicaid and expansion of the Public Health Service 340B program require additional assumptions due to the lack of historical claims experience. In addition, the new pharmaceutical company fee estimate is subject to external data as well as a calculation based on the Company’s relative share of industry results. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates. These accounting policies were discussed with the Audit Committee of the Board of Directors.

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

Charge-backs related to government programs

Our U.S. businesses participate in programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties, including covered entities under the 340B Drug Pricing Program, whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower program price and the wholesalers then charge us the difference between their acquisition cost and the lower program price. We account for these charge-backs by reducing accounts receivable in an amount equal to our estimate of charge-back claims attributable to a sale. We determine our estimate of these charge-backs primarily based on historical experience regarding these programs’ charge-backs and current contract prices under the programs. We consider chargeback payments, levels of inventory in the distribution channel, and our claim processing time lag and adjust the reduction to accounts receivable periodically throughout each quarter to reflect actual experience.

Cash discounts

In the U.S. and certain other countries, we offer cash discounts, generally approximating 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts. We consider payment performance and adjust the accrual to reflect actual experience.

Managed healthcare rebates and other contract discounts

We offer rebates and discounts to managed healthcare organizations in the U.S. which manage prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit in addition to their commercial plans, as well as globally to other contract counterparties such as hospitals and group purchasing organizations. Beginning in 2011, the rebates for the Medicare Part D program will include a 50% discount on the Company’s brand-name drugs to patients who fall within the Medicare Part D coverage gap. In addition, we accrue rebates under U.S. Department of Defense TRICARE Retail Pharmacy Refund Program. We account for managed healthcare rebates and other contract discounts by establishing an accrual in an amount equal to our estimate of managed healthcare rebates and other contractual discounts attributable to a sale. We determine our estimate of the managed healthcare rebates and other contractual discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. We consider the sales performance of products subject to managed healthcare rebates and other contract discounts and levels of inventory in the distribution channel and adjust the accrual periodically throughout each quarter to reflect actual experience.

Medicaid rebates

Our U.S. businesses participate in state government Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these latter programs are included in our Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. Retroactive to January 1, 2010, minimum rebates on Medicaid drug sales increased from 15.1% to 23.1%. Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans beginning in March 2010. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to a sale. We determine our estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as any expansion on a prospective basis of our participation in the non-mandatory aspects of the qualifying Federal and state government programs, legal interpretations of applicable laws related to Medicaid and qualifying Federal and state government programs, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We consider outstanding Medicaid claims, Medicaid payments, and levels of inventory in the distribution channel and adjust the accrual periodically throughout each quarter to reflect actual experience.

Sales returns

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recognized for which the related products are expected to be returned. For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products, introductions of competitive new products and instances of expected precipitous declines in demand such as following the loss of exclusivity. We consider all of these factors and adjust the accrual periodically throughout each quarter to reflect actual experience.

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

Pharmaceutical Company Fee (Pharma Fee)

Beginning in 2011, we will pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. The 2011 Pharma fee amount will not be finalized until 2012 and preliminary funding in 2011 will be based on information that is on a one-year lag. The Pharma fee is calculated based on market data of the Company as well as other industry participants for which the Company does not have full visibility. This fee will be classified for financial reporting purposes as an operating expense.

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

In determining the discount rate, we use the yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts. The Citigroup Pension Discount curve is used in determining the discount rate for the U.S. plans. The U.S. plans’ pension expense for 2010 was determined using a 5.74% weighted-average discount rate. The present value of benefit obligations at December 31, 2010 for the U.S. plans was determined using a 5.25% discount rate. If the discount rate used in determining the U.S. plans’ pension expense for 2010 had been reduced by 1%, such expense would have increased by approximately $2 million. If the assumed discount rate used in determining the projected benefit obligation at December 31, 2010 had been reduced by 1%, the projected benefit obligation would have increased by approximately $700 million.

In determining the expected long-term rate of return on plan assets, we estimate returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2010 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2010 had been reduced by 1%, such expense would have increased by $40 million.

For a more detailed discussion on retirement benefits, see “Item 8. Financial Statements—Note 21. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations

The consolidated financial statements reflect an acquired business after the completion of an acquisition. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.

When determining the fair value of intangible assets, including IPRD, we typically use the “income method.” This method starts with a forecast of all of the expected future net cash flows which are risk adjusted based on estimated probabilities of technical and regulatory success. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the amount and timing of projected costs to develop the IPRD into commercially viable products; the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

For specific intangible assets the following approaches are utilized:

•

IPRD is valued from a market participant view. For those values where we have a pre-existing relationship with the acquiree, we consider the terms of the respective collaboration arrangement including cost and profit sharing splits. The project’s unit of account is typically a global view and would consider all potential jurisdictions and indications. As of January 1, 2009, acquired IPRD projects are initially capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. For those compounds that reach commercialization, the assets are amortized over the expected useful lives. Prior to January 1, 2009, amounts allocated to acquired IPRD were expensed at the date of acquisition.

•	Technology related to specific platforms is valued based upon the expected annual number of antibodies achieving an early candidate nomination status.

•

Technology for commercial products is valued utilizing the multi-period excess-earnings method of the income approach under the premise that the value of the intangible asset is equal to the present value of the after-tax cash flows solely attributed to the intangible asset.

•

Licenses are valued utilizing a discounted cash flow method utilizing estimates of future risk-adjusted milestone and royalty payments projected to be earned over the respective products estimated economic term.

For compounds under development, significant delays in obtaining marketing approval or the inability to bring the respective product to market could result in the related intangible assets to be partially or fully impaired. For commercialized products, the inability to meet sales forecasts could result in the related intangible assets to be partially or fully impaired.

Determining the useful life of an intangible asset is based upon the period over which it is expected to contribute to future cash flows. All pertinent matters associated with the asset and the environment for which it operates are considered, including, legal, regulatory or contractual provisions as well as the effects of any obsolescence, demand, competition, and other economic factors. The amortization periods of intangible assets typically are as follows:

IPRD – Upon commercialization, over the patent life of respective product

Licenses – Over the term of the respective license arrangement

Technology – Over the estimated life of technology

ZymoGenetics, Inc. Acquisition

On October 12, 2010, we acquired ZymoGenetics, Inc. for an aggregate purchase price of $885 million, or $829 million net of cash acquired. See “Item 8. Financial Statements—Note 5. Acquisitions.” The estimated fair value of identifiable intangible assets was $678 million and included:

•

$448 million to IPRD projects of which $310 million was assigned to pegylated-interferon lambda currently in Phase IIb development for the treatment of Hepatitis C, $33 million assigned to a Phase II product, $105 million to licenses attributed to five products under various stages of development. Ultimate realization of the IPRD projects will depend upon successful regulatory approvals, if received, and market factors relevant to a typical biopharmaceutical product.

•

$230 million to technology associated with RECOTHROM, a wholly-owned, commercialized product that has been developed and marketed for use as a topical hemostat to control moderate bleeding during surgical procedures, which is being amortized over a 10 year life.

The projected cash flows utilized in the valuation assumed initial positive cash flows to commence shortly after the receipt of expected regulatory approvals, subject to trial results among other things, which, we estimated will not occur for a number of years. The projected cash flows were discounted at 12%. Actual cash flows attributed to the project are likely to be different than those assumed.

Medarex, Inc. Acquisition

On September 1, 2009, we acquired the remaining outstanding shares of Medarex not already owned by us for approximately $2.3 billion. See “Item 8. Financial Statements—Note 5. Acquisitions.” The estimated fair value of identifiable intangible assets was $1.9 billion and included:

•

$1.5 billion to IPRD of which $1.0 billion was assigned to YERVOY which is a fully human antibody currently in Phase III development for the treatment of metastatic melanoma. In 2010, the FDA accepted for filing and review the Biologics License Application for YERVOY in pre-treated advanced melanoma with a stated action date of March 26, 2011. There is also an ongoing YERVOY Phase II study in lung cancer as well as Phase III studies in adjuvant melanoma and hormone-refractory prostate cancer. Ultimate realization of YERVOY’s asset value will depend upon successful regulatory approvals, if received, and market factors of a typical biopharmaceutical product.

The remaining IPRD was assigned to four other projects that were in Phase II development and 13 other projects at various stages of development that were generated from Medarex technology and are being developed through licensing partners that may generate milestone payments and royalties upon commercialization.

•

$120 million to technologies attributed to technology platforms that produce high affinity, fully human antibodies for use in a broad range of therapeutic areas, including immunology and oncology. Developed technology will be amortized over the expected useful lives 10 years.

•	$315 million to licenses attributed to three separate license arrangements that have received regulatory approval. Licenses will be amortized over the expected useful lives of 13 years.

The projected cash flows assumed initial positive cash flows to commence shortly after the receipt of expected regulatory approvals, subject to trial results among other things, which, if approved, could potentially be as early as 2011 or 2012. The projected cash flows were discounted at 12%. Actual cash flows attributed to the project are likely to be different than assumed.

Impairment

Goodwill

Goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The BioPharmaceutical segment includes several separate reporting units based on geography which were aggregated for impairment testing purposes. Based upon our most recent annual impairment test completed during the first quarter of 2010, the fair value of goodwill is substantially in excess of the related carrying value.

For discussion on goodwill, acquired in-process research and development and other intangible assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Goodwill, Acquired In-Process Research and Development and Other Intangible Assets.”

Indefinite-Lived Intangible Assets, including IPRD

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We consider various factors including the stage of development, current legal and regulatory environment and the competitive landscape. Considering the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges may occur in future periods. In 2010, we recognized a $10 million charge related to a Medarex project that we ceased development on.

Long-Lived Assets

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

Impairment charges of long-lived assets were $228 million in 2010, $3 million in 2009 and $63 million in 2008. For discussion on impairment of long-lived assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Impairment of Long-Lived Assets.” During 2010, a $200 million asset impairment charge was recognized in connection with the write-down of assets to fair value less cost to sell when the manufacturing operations in Latina, Italy met the held for sale criteria. An additional $18 million charge was recognized when the operations were sold. See “Item 8. Financial Statements—Note 4. Restructuring” for additional information. A manufacturing operation was also evaluated for impairment as a result of lower sales forecasts. The facility is being depreciated over its expected useful life and has a net carrying value of approximately $300 million at December 31, 2010. The anticipated undiscounted cash flows attributed to the facility exceeds the net carrying value by a significant amount and as a result, no impairment was recognized during 2010. The expected cash flows were estimated based on current sales forecasts. These expectations are subject to change based upon the near and long term production volumes and margins generated by this facility as well as any potential alternative future use which may lead to a future impairment.

Marketable Securities and Investments in Other Companies

Our marketable securities are classified as “available for sale” and therefore reported at fair value with changes in fair value reported as accumulated other comprehensive income. Declines in fair value considered other than temporary are charged to earnings. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. When determining if a security is other-than-temporarily impaired we typically consider the severity and duration of the decline, future prospects of the issuer and our ability and intent to hold the security to recovery. Declines in fair value determined to be credit related are charged to earnings. Transfers between fair value levels are recognized at the beginning of the reporting period. An average cost method is used in determining realized gains and losses on the sale of “available for sale” securities. Realized gains and losses are included in other (income)/expense.

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

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies,” “—Note 10. Income Taxes” and “—Note 26. Legal Proceedings and Contingencies.”

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. These judgments are subject to change. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our net deferred tax assets were $1.8 billion and $2.2 billion at December 31, 2010 and 2009, respectively, net of valuation allowances of $1.9 billion and $1.8 billion at December 31, 2010 and 2009, respectively.

We recognized deferred tax assets at December 31, 2010 related to a U.S. Federal net operating loss carryforward of $351 million and a U.S. Federal research and development tax credit carryforward of $243 million. The net operating loss carryforward expires in varying amounts beginning in 2022. The research and development tax credit carryforwards expire in varying amounts beginning in 2018. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, we believe it is more likely than not that these deferred tax assets will be realized.

We do not provide for taxes on undistributed earnings of foreign subsidiaries that are expected to be reinvested permanently offshore. During 2010, the Company completed an internal restructuring of certain legal entities which contributed to a $207 million tax charge recognized in the fourth quarter of 2010. It is possible that U.S. tax authorities could assert additional material tax liabilities arising from the restructuring. If such assertion were to occur, the Company would vigorously challenge any such assertion and believes it would prevail; however there can be no assurance of such a result.

Prior to the Mead Johnson split-off the following transactions occurred: (i) an internal spin-off of Mead Johnson shares while still owned by us; (ii) conversion of Mead Johnson Class B shares to Class A shares; and; (iii) conversion of Mead Johnson & Company to a limited liability company. These transactions as well as the split-off of Mead Johnson through the exchange offer should qualify as tax-exempt transactions under the Internal Revenue Code based upon a private letter ruling received from the Internal Revenue Service related to the conversion of Mead Johnson Class B shares to Class A shares, and outside legal opinions. We have relied upon certain assumptions, representations and covenants by Mead Johnson regarding the future conduct of its business and other matters which could effect the tax treatment of the exchange. For example, the current tax law generally creates a presumption that the exchange would be taxable to us, if Mead Johnson or its shareholders were to engage in transactions that result in a 50% or greater change in its stock ownership during a four year period beginning two years before the exchange offer, unless it is established that the exchange offer were not part of a plan or series of related transactions to effect such a change in ownership. If the internal spin-off or exchange offer were determined not to qualify as a tax exempt transaction, we could be subject to tax as if the exchange was a taxable sale by us at market value.

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

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar at December 31, 2010, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts held at December 31, 2010 by $145 million and, if realized, would effect earnings over the remaining life of the contracts.

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

For additional information, see “Item 8. Financial Statements—Note 24. Financial Instruments.”

Interest Rate Risk

We use interest rate swaps as part of our interest rate risk management strategy. The interest rate swaps used are principally fixed-to-floating rate swaps, which are designated as fair-value hedges. The swaps are intended to provide us with an appropriate balance of fixed and floating rate debt. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swaps by $302 million, excluding the effects of counterparty credit risk and, if realized, would affect earnings over the remaining life of the swaps.

Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest with highly rated institutions and we place limits on the amount and time to maturity of investments with any individual institution. We estimate that an increase of 100 basis points in interest rates in general would decrease the fair value of our debt security portfolio by approximately $55 million.

Credit Risk

We periodically sell non-U.S. trade receivables as a means to reduce collectability risk. Our sales agreements do not provide for recourse in the event of uncollectibility and we do not retain interest in the underlying asset once sold.

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy places limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are made primarily with highly rated corporate, financial, U.S. Government and government supported institutions.

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

For additional information, see “Item 8. Financial Statements—Note 11. Fair Value Measurement,” “—Note 12. Cash, Cash Equivalents and Marketable Securities,” “—Note 23. Short-Term Borrowings and Long-Term Debt” and “—Note 24. Financial Instruments.”

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2010	2009	2008
EARNINGS
Net Sales	$19,484	$18,808	$17,715

Cost of products sold	5,277	5,140	5,316
Marketing, selling and administrative	3,686	3,946	4,140
Advertising and product promotion	977	1,136	1,181
Research and development	3,566	3,647	3,512
Acquired in-process research and development	—	—	32
Provision for restructuring	113	136	215
Litigation expense, net	(19)	132	33
Equity in net income of affiliates	(313)	(550)	(617)
Gain on sale of ImClone shares	—	—	(895)
Other (income)/expense	126	(381)	22

Total Expenses	13,413	13,206	12,939

Earnings from Continuing Operations Before Income Taxes	6,071	5,602	4,776
Provision for income taxes	1,558	1,182	1,090

Net Earnings from Continuing Operations	4,513	4,420	3,686

Discontinued Operations:
Earnings, net of taxes	—	285	578
Gain on disposal, net of taxes	—	7,157	1,979

Net Earnings from Discontinued Operations	—	7,442	2,557

Net Earnings	4,513	11,862	6,243

Net Earnings Attributable to Noncontrolling Interest	1,411	1,250	996

Net Earnings Attributable to Bristol-Myers Squibb Company	$3,102	$10,612	$5,247

Amounts Attributable to Bristol-Myers Squibb Company:
Net Earnings from Continuing Operations	$3,102	$3,239	$2,697
Net Earnings from Discontinued Operations	—	7,373	2,550

Net Earnings Attributable to Bristol-Myers Squibb Company	$3,102	$10,612	$5,247

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$1.80	$1.63	$1.36
Diluted	$1.79	$1.63	$1.35

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$1.80	$5.35	$2.64
Diluted	$1.79	$5.34	$2.62

Dividends declared per common share	$1.29	$1.25	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

	Year Ended December 31,
	2010	2009	2008
COMPREHENSIVE INCOME

Net Earnings	$4,513	$11,862	$6,243
Other Comprehensive Income/(Loss):
Foreign currency translation	37	159	(123)
Foreign currency translation reclassified to net earnings due to business divestitures	—	(40)	(12)
Foreign currency translation on hedge of a net investment	84	(38)	36
Derivatives qualifying as cash flow hedges, net of taxes of $(3) in 2010, $9 in 2009 and $(3) in 2008	15	(19)	9
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $5 in 2010, $5 in 2009 and $(23) in 2008	(5)	(27)	42
Derivatives reclassified to net earnings due to business divestitures, net of taxes of $(1) in 2009	—	2	—
Pension and postretirement benefits, net of taxes of $66 in 2010, $41 in 2009 and $697 in 2008	(88)	(115)	(1,387)
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(44) in 2010, $(49) in 2009 and $(50) in 2008	83	109	102
Pension and postretirement benefits reclassified to net earnings due to business divestitures, net of taxes of $(62) in 2009	—	106	—
Available for sale securities, net of taxes of $(3) in 2010, $(4) in 2009 and $0 in 2008	44	35	(106)
Available for sale securities reclassified to net earnings, net of taxes of $(3) in 2009 and $(6) in 2008	—	6	181

Total Other Comprehensive Income/(Loss)	170	178	(1,258)

Comprehensive Income	4,683	12,040	4,985

Comprehensive Income Attributable to Noncontrolling Interest	1,411	1,260	996

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$3,272	$10,780	$3,989

RETAINED EARNINGS

Retained Earnings at January 1	$30,760	$22,549	$19,762
Net Earnings Attributable to Bristol-Myers Squibb Company	3,102	10,612	5,247
Cash dividends declared	(2,226)	(2,401)	(2,460)

Retained Earnings at December 31	$31,636	$30,760	$22,549

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$5,033	$7,683
Marketable securities	2,268	831
Receivables	3,480	3,164
Inventories	1,204	1,413
Deferred income taxes	1,036	611
Prepaid expenses	252	256

Total Current Assets	13,273	13,958

Property, plant and equipment	4,664	5,055
Goodwill	5,233	5,218
Other intangible assets	3,370	2,865
Deferred income taxes	850	1,636
Marketable securities	2,681	1,369
Other assets	1,005	907

Total Assets	$31,076	$31,008

LIABILITIES

Current Liabilities:
Short-term borrowings	$117	$231
Accounts payable	1,983	1,711
Accrued expenses	2,740	2,785
Deferred income	402	237
Accrued rebates and returns	857	622
U.S. and foreign income taxes payable	65	175
Dividends payable	575	552

Total Current Liabilities	6,739	6,313

Pension, postretirement and postemployment liabilities	1,297	1,658
Deferred income	895	949
U.S. and foreign income taxes payable	755	751
Other liabilities	424	422
Long-term debt	5,328	6,130

Total Liabilities	15,438	16,223

Commitments and contingencies (Note 26)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,269 in 2010 and 5,515 in 2009, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2010 and 2009	220	220
Capital in excess of par value of stock	3,682	3,768
Accumulated other comprehensive loss	(2,371)	(2,541)
Retained earnings	31,636	30,760
Less cost of treasury stock — 501 million common shares in 2010 and 491 million in 2009	(17,454)	(17,364)

Total Bristol-Myers Squibb Company Shareholders’ Equity	15,713	14,843
Noncontrolling interest	(75)	(58)

Total Equity	15,638	14,785

Total Liabilities and Equity	$31,076	$31,008

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net earnings	$4,513	$11,862	$6,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(1,411)	(1,250)	(996)
Depreciation	473	469	562
Amortization	271	238	254
Deferred income tax expense	422	163	1,430
Stock-based compensation expense	193	183	181
Acquired in-process research and development	—	—	32
Impairment charges	228	—	349
Gain related to divestitures of discontinued operations	—	(7,275)	(3,412)
Gain on sale of ImClone shares	—	—	(895)
Other gains	(32)	(367)	(158)
Changes in operating assets and liabilities:
Receivables	(270)	227	(360)
Inventories	156	82	130
Accounts payable	315	472	253
Deferred income	117	135	61
U.S. and foreign income taxes payable	(236)	58	371
Other	(248)	(932)	(338)

Net Cash Provided by Operating Activities	4,491	4,065	3,707

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	3,197	2,075	560
Purchases of marketable securities	(5,823)	(3,489)	(422)
Additions to property, plant and equipment and capitalized software	(424)	(730)	(941)
Proceeds from sale of businesses, property, plant and equipment and other investments	67	557	309
Proceeds from divestitures of discontinued operations	—	—	4,530
Mead Johnson’s cash at split-off	—	(561)	—
Purchase of businesses, net of cash acquired	(829)	(2,232)	(191)
Proceeds from sale of ImClone shares	—	—	1,007
Proceeds from sale and leaseback of properties	—	—	227

Net Cash (Used in)/Provided by Investing Activities	(3,812)	(4,380)	5,079

Cash Flows From Financing Activities:
Short-term debt repayments	(33)	(26)	(1,688)
Long-term debt borrowings	6	1,683	1,580
Long-term debt repayments	(936)	(212)	(229)
Interest rate swap terminations	146	194	211
Issuances of common stock and excess tax benefits from share-based arrangements	252	45	5
Common stock repurchases	(576)	—	—
Dividends paid	(2,202)	(2,483)	(2,461)
Proceeds from Mead Johnson initial public offering	—	782	—

Net Cash Used in Financing Activities	(3,343)	(17)	(2,582)

Effect of Exchange Rates on Cash and Cash Equivalents	14	39	(29)

(Decrease)/Increase in Cash and Cash Equivalents	(2,650)	(293)	6,175
Cash and Cash Equivalents at Beginning of Year	7,683	7,976	1,801

Cash and Cash Equivalents at End of Year	$5,033	$7,683	$7,976

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

Use of Estimates

The preparation of financial statements requires the use of management estimates and assumptions that are based on complex judgments. The most significant assumptions are employed in estimates used in determining the fair value of intangible assets, restructuring charges and accruals, sales rebate and return accruals, including those related to U.S. health care reform, legal contingencies, tax assets and tax liabilities, stock-based compensation expense, pension and postretirement benefits (including the actuarial assumptions, see “—Note 21. Pension, Postretirement and Postemployment Liabilities”), fair value of financial instruments with no direct or observable market quotes, inventory obsolescence, potential impairment of long-lived assets, allowances for bad debt, as well as in estimates used in applying the revenue recognition policy. New discounts under the 2010 U.S. healthcare reform law, such as the Medicare coverage gap, managed Medicaid and expansion of the Public Health Service 340B program require additional assumptions due to the lack of historical claims experience. In addition, the new pharmaceutical company fee estimate is subject to external data as well as a calculation based on the Company’s relative share of industry results. Actual results may differ from estimated results.

Revenue Recognition

Revenue is recognized when title and substantially all the risks and rewards of ownership have transferred to the customer, generally at time of shipment. However, certain sales made by non-U.S. businesses are recognized on the date of receipt by the purchaser. See “—Note 2. Alliances and Collaborations” for further discussion of revenue recognition related to alliances. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Provisions are made at the time of revenue recognition for discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, including the impact of new legislation such as healthcare reform, as appropriate. Such provisions are recognized as a reduction of revenue.

In limited circumstances, where a new product is not an extension of an existing line of product or no historical experience with products in a similar therapeutic category exists, revenue is deferred until the right of return no longer exists or sufficient historical experience to estimate sales returns is developed.

Sales Rebate and Return Accruals

Sales rebate and return accruals are established when the related revenue is recognized, resulting in a reduction to sales and the establishment of a liability. An accrual is recognized based on an estimate of the proportion of recognized revenue that will result in a rebate or return. Charge-back accruals related to government programs and cash discounts, which are established in a similar manner, are recognized as a reduction to accounts receivable.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of U.S. Treasury securities, government agency securities, bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value. Cash and cash equivalents maintained in foreign currencies was $607 million at December 31, 2010 and are subject to currency rate risk.

Marketable Securities and Investments in Other Companies

All marketable securities were classified as “available for sale” on the date of purchase and were reported at fair value at December 31, 2010 and 2009. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value considered other than temporary are charged to earnings and those considered temporary are reported as a component of accumulated other comprehensive income (OCI) in shareholders’ equity. Declines in fair value determined to be credit related are charged to earnings. An average cost method is used in determining realized gains and losses on the sale of “available for sale” securities.

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

Inventory Valuation

Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment and Depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	20 – 50 years
Machinery, equipment and fixtures	3 – 20 years

Impairment of Long-Lived Assets

Current facts or circumstances are periodically evaluated to determine if the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances exist, an estimate of undiscounted future cash flows generated by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Assets to be disposed of are reported at the lower of its carrying value or its estimated net realizable value.

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software. Costs to obtain software for projects that are not significant are expensed as incurred.

Business Combinations

An acquired business is included in the consolidated financial statements upon obtaining control of the acquired. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. For business combinations entered into after January 1, 2009, legal costs, audit fees, business valuation costs, and all other business acquisition costs are expensed when incurred.

Goodwill, Acquired In-Process Research and Development and Other Intangible Assets

Goodwill is tested for impairment annually using a two-step process. The first step identifies a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The BioPharmaceuticals segment includes several separate reporting units based on geography which were aggregated for impairment testing purposes. The annual goodwill impairment assessment was completed in the first quarter of 2010 and subsequently monitored for potential impairment in the remaining quarters of 2010, none of which indicated an impairment of goodwill.

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

IPRD acquired after January 1, 2009 is initially capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. The review requires the determination of the fair value of the respective intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss is recognized for the difference. For those compounds that reach commercialization, the assets are amortized over the expected useful lives. Prior to January 1, 2009, amounts allocated to acquired IPRD were expensed at the date of acquisition.

Patents/trademarks, licenses and technology are amortized on a straight-line basis over their estimated useful lives and are considered impaired if their net carrying value exceeds their estimated fair value.

Restructuring

Restructuring charges are recognized as a result of actions to streamline operations and rationalize manufacturing facilities. Judgment is used when estimating the impact of restructuring plans, including future termination benefits and other exit costs to be incurred when the actions take place. Actual results could vary from these estimates.

Product Liability

Accruals for product liability are established on an undiscounted basis when it is probable that a liability was incurred and the amount of the liability can be reasonably estimated based on existing information. Accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Receivables for related insurance or other third-party recoveries for product liabilities are recognized on an undiscounted basis when it is probable that a recovery will be realized.

Contingencies

Loss contingencies from legal proceedings and claims may occur from a wide range of matters, including, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. Accruals are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Gain contingencies are not recognized until realized.

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

Derivatives are designated and assigned as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer probable to occur, a gain or loss is immediately recognized on the designated hedge in earnings.

Non-derivative instruments are also designated as hedges of net investments in foreign affiliates. These non-derivative instruments are mainly euro denominated long-term debt. The effective portion of the designated non-derivative instrument is recognized in the foreign currency translation section of OCI and the ineffective portion is recognized in earnings.

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $135 million in 2010, $208 million in 2009 and $262 million in 2008, of which $68 million in 2009 and $103 million in 2008 was included in discontinued operations.

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in OCI. The net assets of subsidiaries in highly inflationary economies are remeasured as if the functional currency were the reporting currency. The remeasurement is recognized in earnings.

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

Upfront licensing and milestone receipts obtained during development are deferred and amortized over the estimated life of the product in other income. The amortization period of upfront licensing and milestone receipts for each new or materially modified arrangement after January 1, 2011 will be assessed and determined after considering the terms of such arrangements.

Recently Issued Accounting Standards

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

On January 1, 2011, a new revenue recognition standard will be adopted and applied to new or materially modified revenue arrangements with upfront licensing fees and contingent milestones relating to research or development deliverables. The guidance:

•	Provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated;

•	Eliminates the residual method of allocating revenue;

•

Requires the allocation of consideration received in a bundled revenue arrangement among the separate deliverables by introducing an estimated selling price method for valuing the elements if vendor-specific objective evidence or third-party evidence of a selling price is not available; and

•	Expands related disclosure requirements.

The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Beginning in 2011, an annual non-tax-deductible fee will be paid to the federal government based on an allocation of the Company’s market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. This fee will be classified as an operating expense.

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

The Company acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia. Sanofi’s ownership interest in this territory is 49.9%. As such, the Company consolidates all country partnership results for this territory and reflects sanofi’s share of the results as a noncontrolling interest. The Company recognizes net sales in this territory and in comarketing countries outside this territory (e.g. Germany, Italy for irbesartan only, Spain and Greece). Discovery royalties owed to sanofi are included in cost of products sold. Cash flows from operating activities of the partnerships in the territory covering the Americas and Australia are included in other within operating activities in the Company’s consolidated statements of cash flows. Distributions of partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are also recognized in other within operating activities.

Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia. The Company’s ownership interest in this territory is 49.9% and is included in other assets. The Company does not consolidate the partnership entities in this territory but accounts for them under the equity method and reflects its share of the results in equity in net income of affiliates. The Company routinely receives distributions of profits and provides funding for the ongoing operations of the partnerships in the territory covering Europe and Asia, which are reflected as cash provided by operating activities.

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

The following summarized financial information is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Territory covering the Americas and Australia:
Net sales	$7,464	$6,912	$6,296
Discovery royalty expense	1,348	1,199	1,061
Noncontrolling interest – pre-tax	2,074	1,717	1,444
Profit distributions to sanofi	2,093	1,717	1,444

Territory covering Europe and Asia:
Equity in net income of affiliates	325	558	632
Profit distributions to the Company	313	554	610

Other:
Net sales in Europe comarketing countries and other	378	517	597
Other income – irbesartan license fee	31	32	31
Other income – supply activities and development and opt-out royalties	3	41	71

	December 31,
Dollars in Millions	2010	2009
Investment in affiliates – territory covering Europe and Asia	$22	$10
Deferred income – irbesartan license fee	60	91

The following is the summarized financial information for interests in the partnerships with sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Net sales	$1,879	$2,984	$3,478
Cost of products sold	1,047	1,510	1,740

Gross profit	832	1,474	1,738
Marketing, selling and administrative	129	219	290
Advertising and product promotion	29	68	93
Research and development	16	61	96
Other (income)/expense	(1)	—	(7)

Net income	$659	$1,126	$1,266

Current assets	$751	$1,305	$1,525
Current liabilities	751	1,305	1,525

Cost of products sold includes discovery royalties of $307 million in 2010, $446 million in 2009 and $531 million in 2008, which are paid directly to sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $567 million in 2010, $1.0 billion in 2009 and $1.1 billion in 2008 related to receivables/payables attributed to the respective years, net cash distributions to the Company and sanofi as well as intercompany balances between partnerships within the territory. The remaining current assets and current liabilities consist of third-party trade receivables, inventories and amounts due to the Company and sanofi for the purchase of inventories, royalties and expense reimbursements.

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder, except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by the Company or Otsuka. The product is currently copromoted with Otsuka in the U.S., Canada, United Kingdom (UK), Germany, France and Spain. In the U.S., Germany, France and Spain, where the product is invoiced to third-party customers by the Company on behalf of Otsuka, the Company recognizes alliance revenue for its contractual share of third-party net sales, which was reduced in the U.S. starting January 1, 2010 from 65% to 58% for 2010. The Company continues to receive 65% of third-party net sales in France, Germany and Spain with no expense reimbursement. Beginning on January 1, 2011, the Company will invoice third-party customers in the UK on behalf of Otsuka, and the Company will receive 65% of net sales with no expense reimbursement. The Company recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In certain countries where the Company is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, the Company recognizes 100% of the net sales and related cost of products sold and expenses.

In April 2009, the Company and Otsuka agreed to extend the U.S. portion of the commercialization and manufacturing agreement until the expected loss of product exclusivity in April 2015. Under the terms of the agreement, the Company paid Otsuka $400 million, which is amortized as a reduction of net sales through the extension period. The unamortized balance is included in other assets. Beginning on January 1, 2011, the share of ABILIFY* U.S. net sales that the Company recognizes changed from 58% to 53.5% and will be further reduced to 51.5% on January 1, 2012. During this period, Otsuka will be responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY*. Reimbursements are netted principally in advertising and product promotion and selling, general and administrative expenses.

Beginning January 1, 2013, and through the expected loss of U.S. exclusivity in April 2015, including an expected six month pediatric extension, the Company will receive the following percentages of U.S. annual net sales:

Share as a% of U.S. Net Sales
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

For the EU, the agreement remained unchanged and will expire in June 2014. In other countries where the Company has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

In addition to the $400 million extension payment, total milestone payments made to Otsuka under the agreement through December 2010 were $217 million, of which $157 million was expensed as IPRD in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the agreement in the U.S.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
ABILIFY* net sales, including amortization of extension payment	$2,565	$2,592	$2,153
Oncology Products collaboration fees	128	—	—
Otsuka’s reimbursement – operating expense	(101)	—	—
Amortization expense – extension payment	(66)	(49)	—
Amortization expense – upfront licensing and milestone payments	6	6	6

	December 31,
Dollars in Millions	2010	2009
Other assets – extension payment	$285	$351
Other intangible assets – upfront licensing and milestone payments	11	17

In January 2007, the Company granted Otsuka exclusive rights in Japan to develop and commercialize ONGLYZA. The Company expects to receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of ONGLYZA in Japan, and retained rights to copromote ONGLYZA with Otsuka in Japan. Otsuka is responsible for all development costs in Japan.

Lilly

The Company has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of ERBITUX* (cetuximab) and necitumumab (IMC-11F8) in the U.S., which expires as to ERBITUX* in September 2018. The Company also has codevelopment and copromotion rights to both products in Canada and Japan. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly, which is included in cost of products sold.

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

Upon execution of the initial commercialization agreement, the Company acquired an ownership interest in ImClone which had been accounted for under the equity method. The Company sold its shares of ImClone for approximately $1,007 million and recognized a pre-tax gain of $895 million in November 2008.

In January 2010, the Company and Lilly restructured the EGFR commercialization agreement described above between the Company and ImClone as it relates to necitumumab, a novel targeted cancer therapy currently in Phase III development for non-small cell lung cancer. As restructured, both companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. The Company will fund 55% of development costs for studies that will be used only in the U.S. and will fund 27.5% for global studies. The Company will pay $250 million to Lilly as a milestone payment upon first approval in the U.S. In the U.S. and Canada, the Company will recognize all sales and will receive 55% of the profits (and bear 55% of the losses) for necitumumab. Lilly will provide 50% of the selling effort and the parties will, in general, equally participate in other commercialization efforts. In Japan, the Company and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration until both parties agree to terminate. It may be terminated at any time by the Company with 12 months advance notice (18 months if prior to launch), by either party for uncured material breach by the other or if both parties agree to terminate. Lilly will manufacture the bulk requirements and we will assume responsibility for fill/finish of necitumumab beginning in 2011.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Net sales	$662	$683	$749
Distribution fees and royalty reimbursements	275	279	307
Amortization expense – milestone payments	37	37	37
Equity in net income of affiliates	—	—	(5)
Other income – Japan commercialization fee	39	28	3

	December 31,
Dollars in Millions	2010	2009
Other intangible assets – upfront licensing and milestone payments	$286	$323

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Net sales	$1,053	$869	$582
Equity in net loss of affiliates	(12)	(10)	(9)

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca). The first is for the worldwide (excluding Japan) codevelopment and cocommercialization of ONGLYZA (saxagliptin), a DPP-IV inhibitor (Saxagliptin Agreement). The second is for the worldwide (including Japan) codevelopment and cocommercialization of dapagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor (SGLT2 Agreement). Both compounds are being studied for the treatment of diabetes and were discovered by the Company. KOMBIGLYZE was codeveloped with AstraZeneca under the Saxagliptin Agreement. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis (excluding, in the case of saxagliptin, Japan), and the Company will manufacture both products. The companies will cocommercialize dapagliflozin in Japan and share profits and losses equally. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive a royalty. Royalty percentage rates if the Company opts-out of cocommercialization agreements are tiered based on net sales.

On July 31, 2009, the FDA approved ONGLYZA as an adjunct to diet and exercise to improve blood sugar (glycemic) control in adults for the treatment of type 2 diabetes mellitus and in August 2009, the Company and AstraZeneca launched ONGLYZA in the U.S. On October 1, 2009, ONGLYZA received a Marketing Authorization for use in the EU to treat adults with type 2 diabetes in combination with either metformin, a sulfonylurea or a thiazolidinedione, when any of these agents alone, with diet and exercise, do not provide adequate glycemic control. In December 2010, the FDA approved KOMBIGLYZE, saxagliptin and metformin combination therapy, for the treatment of type 2 diabetes in adults.

The Company received from AstraZeneca a total of $300 million in upfront licensing and milestone payments related to the Saxagliptin Agreement and $50 million in upfront licensing payments related to the SGLT2 Agreement as of December 31, 2010, including $50 million received during 2010. These payments are deferred and are being amortized over the useful life of the products into other income. Additional milestone payments are expected to be received by the Company upon the successful achievement of various development and regulatory events, as well as sales-based milestones. Under the Saxagliptin Agreement, the Company could receive up to an additional $50 million if the remaining development and regulatory milestone for saxagliptin is met and up to an additional $300 million if all sales-based milestones for saxagliptin are met. Under the SGLT2 Agreement, the Company could receive up to an additional $350 million if all development and regulatory milestones for dapagliflozin are met and up to an additional $390 million if all sales-based milestones for dapagliflozin are met.

Under each agreement, the Company and AstraZeneca also share in development and commercialization costs. The majority of development costs under the initial development plans were paid by AstraZeneca (with AstraZeneca bearing all the costs of the initial agreed upon development plan for dapagliflozin in Japan). Additional development costs will be shared equally. The net reimbursements to the Company for development costs related to saxagliptin and dapagliflozin are netted in research and development.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Net sales	$158	$24	$—
Amortization income – upfront licensing and milestone payments	28	16	9
Research and development reimbursements to/(from) AstraZeneca	19	(38)	(139)

	December 31,
Dollars in Millions	2010	2009
Deferred income – upfront licensing and milestone payments	$290	$268

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for ELIQUIS* (apixaban), an anticoagulant discovered by the Company being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions.

The Company received $314 million in upfront licensing payments during 2007. In addition, the Company received a $150 million milestone payment in April 2009 for the commencement of Phase III clinical trials for prevention of major adverse cardiovascular events in acute coronary syndrome and a $10 million milestone in 2010 for the filing of the marketing authorization application in the EU. These payments are deferred and amortized over the useful life of the products into other income. Pfizer will fund 60% of all development costs under the initial development plan effective January 1, 2007 going forward, and the Company will fund 40%. The net reimbursements to the Company for ELIQUIS* development costs are netted in research and development. The Company may also receive additional payments from Pfizer of up to an additional $620 million based on achieving development and regulatory milestones. The companies will jointly develop the clinical and marketing strategy, will share commercialization expenses and profits and losses equally on a global basis, and will manufacture product under this arrangement.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Amortization income – upfront licensing and milestone payments	$31	$28	$20
Research and development reimbursements from Pfizer	(190)	(190)	(159)

	December 31,
Dollars in Millions	2010	2009
Deferred income – upfront licensing and milestone payments	$382	$404

Exelixis

In October 2010, the Company entered into two metabolic collaboration agreements with Exelixis, Inc., one for license of Exelixis’ small-molecule TGR5 agonist program including backups (the TGR5 Agreement) and the second to collaborate, discover, optimize and characterize small-molecule ROR antagonists (the ROR Agreement). The Company paid Exelixis an initial payment of $40 million, which was expensed in research and development, and could pay additional development and approval milestones of up to $250 million on the TGR5 Agreement and $255 million on the ROR Agreement. Exelixis is also eligible to receive up to an additional $150 million in sales–based milestones from each of the TGR5 and ROR programs, and royalties on net sales of products from each of the TGR5 and ROR programs. The Company received an exclusive worldwide license to develop and commercialize small molecule TGR5 agonists and ROR antagonists. Under the TGR5 agreement, the Company will have sole responsibility for research, development, manufacturing and commercialization. Under the ROR agreement, the Company is collaborating with Exelixis on ROR antagonist programs up to a pre-clinical transition point and then the Company will have sole responsibility for the further research, development, manufacture, and commercialization of any resulting products.

In December 2008, the Company and Exelixis entered into a global codevelopment and cocommercialization arrangement for XL-184 (a MET/VEG/RET inhibitor), an oral anti-cancer compound, and a license for XL-281 with utility in RAS and RAF mutant tumors under development by Exelixis. Under the terms of the arrangement, the Company paid Exelixis $195 million in 2008 upon execution of the agreement and paid an additional $45 million in 2009, all of which was expensed as research and development in 2008. In June 2010, the Company terminated its development collaboration with Exelixis for XL-184 with all rights returning to Exelixis resulting in a $17 million termination fee which was expensed in research and development. The Company could pay Exelixis development and regulatory milestones of up to $315 million and up to an additional $150 million of sales-based milestones related to XL-281.

In addition, the Company and Exelixis have a history of collaborations to identify, develop and promote oncology targets. In January 2007, the Company and Exelixis entered into an oncology collaboration and license agreement under which Exelixis is pursing the development of three small molecule INDs for codevelopment and copromotion. Under the terms of this agreement, we paid Exelixis $100 million of upfront licensing and milestone payments to date. Pursuant to an amendment to the agreement that was executed in October 2010, Exelixis has opted-out of further codevelopment of XL-139, and the Company made a payment to Exelixis in the amount of $20 million which was expensed in research and development. As a result, the Company has received an exclusive worldwide license to develop and commercialize XL-139 and will have sole responsibility for the further development, manufacture, and commercialization of the compound. If successful, we will pay Exelixis development and regulatory milestones up to $170 million and up to an additional $90 million of sales-based milestones, as well as royalties. Royalty percentage rates are tiered based on net sales.

At December 31, 2010, the Company held an equity investment in Exelixis which represented less than 1% of their outstanding shares.

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

Note 3. BUSINESS SEGMENT INFORMATION

The Company operates in one BioPharmaceuticals segment which is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through five regional organizations that serve the United States; Europe; Latin America, Middle East and Africa; Japan, Asia Pacific and Canada; and Emerging Markets. The business is also supported by global corporate staff functions. The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross sales to the three largest pharmaceutical wholesalers in the U.S. as a percentage of total gross sales were as follows:

	2010	2009	2008
McKesson Corporation	24%	25%	24%
Cardinal Health, Inc.	21%	20%	19%
AmerisourceBergen Corporation	16%	15%	14%

Selected geographic area information was as follows:

	Net Sales			Property, Plant and Equipment
Dollars in Millions	2010	2009	2008	2010	2009
United States	$12,613	$11,867	$10,565	$3,119	$3,214
Europe	3,448	3,625	3,750	922	1,169
Japan, Asia Pacific and Canada	1,651	1,522	1,519	20	20
Latin America, Middle East and Africa	856	843	1,047	557	594
Emerging Markets	804	753	725	46	58
Other	112	198	109	—	—

Total	$19,484	$18,808	$17,715	$4,664	$5,055

Net sales of key products were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
PLAVIX*	$6,666	$6,146	$5,603
AVAPRO*/AVALIDE*	1,176	1,283	1,290
ABILIFY*	2,565	2,592	2,153
REYATAZ	1,479	1,401	1,292
SUSTIVA Franchise (total revenue)	1,368	1,277	1,149
BARACLUDE	931	734	541
ERBITUX*	662	683	749
SPRYCEL	576	421	310
IXEMPRA	117	109	101
ORENCIA	733	602	441
ONGLYZA/KOMBIGLYZE	158	24	—
Mature Products and All Other	3,053	3,536	4,086

Total	$19,484	$18,808	$17,715

Capital expenditures and depreciation of property, plant and equipment within the BioPharmaceuticals segment were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Capital expenditures	$424	$634	$686
Depreciation	380	346	361

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to sanofi and other noncontrolling interest. The reconciliation to earnings from continuing operations before income taxes was as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
BioPharmaceuticals segment income	$4,642	$4,492	$3,538

Reconciling items:
Downsizing and streamlining of worldwide operations	(113)	(122)	(186)
Impairment and loss on sale of manufacturing operations	(236)	—	—
Accelerated depreciation, asset impairment and other shutdown costs	(113)	(129)	(281)
Process standardization implementation costs	(35)	(110)	(109)
Gain on sale of product lines, businesses and assets	—	360	159
Litigation recovery/(charges)	19	(132)	(33)
Upfront licensing, milestone and other payments	(132)	(347)	(348)
Acquired in-process research and development	—	—	(32)
ARS impairment and loss on sale	—	—	(324)
Gain on sale of ImClone shares	—	—	895
BMS Foundation funding initiative	—	(100)	—
Other	(55)	(53)	36
Noncontrolling interest	2,094	1,743	1,461

Earnings from continuing operations before income taxes	$6,071	$5,602	$4,776

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

The following PTI, restructuring and other charges were recognized:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Employee termination benefits	$102	$128	$171
Other exit costs	11	8	44

Provision for restructuring, net	113	136	215
Impairment and loss on sale of manufacturing operations	236	—	—
Accelerated depreciation, asset impairment and other shutdown costs	113	115	261
Pension curtailment and settlement charges	18	36	17
Process standardization implementation costs	35	110	109

Total cost	515	397	602
Gain on sale of product lines, businesses and assets	—	(360)	(162)

Net charges	$515	$37	$440

Most of the accelerated depreciation, asset impairment charges and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the manufacturing network in the BioPharmaceuticals segment. These assets continue to be depreciated through the cease use date of the facility. The remaining charges were primarily attributed to process standardization activities or attributed to pension plan curtailment charges both of which are recognized as incurred.

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 995 in 2010, 1,350 in 2009 and 2,370 in 2008.

The following table represents the activity of employee termination and other exit cost liabilities:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Liability at beginning of year	$173	$209	$167

Charges	121	158	214
Change in estimates	(8)	(22)	1

Provision for restructuring, net	113	136	215
Foreign currency translation	(5)	—	—
Charges in discontinued operations	—	15	3
Spending	(155)	(182)	(174)
Mead Johnson split-off	—	(5)	—
ConvaTec divestiture	—	—	(2)

Liability at end of year	$126	$173	$209

In connection with the continued optimization of the manufacturing network, the operations in Latina, Italy were sold to International Chemical Investors, SE (ICI) on May 31, 2010 resulting in a $218 million loss. The loss consisted of a $200 million impairment charge recorded in 2010 attributed to the write-down of assets to fair value less cost of sale when the assets met the held for sale criteria and $18 million of other working capital adjustments and transaction related fees. An €18 million ($22 million) 6% subordinated promissory note payable in installments by May 2017 was received as consideration. Additional charges may be required pertaining to the Company’s obligation to fund a portion of ICI’s future restructuring costs up to €19 million ($23 million).

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

Note 5. ACQUISITIONS

ZymoGenetics, Inc. Acquisition

On October 12, 2010, BMS acquired 100% of the outstanding shares of common stock of ZymoGenetics, Inc. (ZymoGenetics) in October 2010 for an aggregate purchase price of approximately $885 million. Acquisition related costs were $10 million and classified as other (income)/expense. ZymoGenetics is focused on developing and commercializing therapeutic protein-based products for the treatment of human diseases. The companies collaborated on the development of pegylated-interferon lambda, a novel interferon currently in Phase IIb development for the treatment of Hepatitis C infection. The acquisition provides the Company with full rights to develop and commercialize pegylated-interferon lambda and also brings proven capabilities with therapeutic proteins and revenue from RECOTHROM, an FDA approved specialty surgical biologic. Goodwill generated from the acquisition was primarily attributed to full ownership rights to pegylated-interferon lambda. Goodwill, IPRD and all other intangible assets valued in this acquisition are non-deductible for tax purposes.

The purchase price allocation is as follows:

Dollars in Millions
Purchase price:
Cash	$885

Identifiable net assets:
Cash	56
Marketable securities	91
Inventory(1)	98
Other current and long-term assets	29
In-process research and development(2)	448
Intangible assets – Technology(3)	230
Deferred income taxes	9
Other current and long-term liabilities	(91)

Total identifiable net assets	870

Goodwill	$15

(1)	Includes $63 million recorded in other long term assets as inventory that is expected to be utilized in excess of one year.
(2)	Includes $310 million related to pegylated-interferon lambda.
(3)	Attributed to RECOTHROM which is amortized over 10 years.

The results of ZymoGenetics operations were included in the accompanying consolidated financial statements from October 8, 2010. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results.

Medarex, Inc. Acquisition

On September 1, 2009, the Company acquired, by means of a tender offer and second-step merger, 100% of the remaining outstanding shares (and stock equivalents) of Medarex not already owned for a total purchase price of $2,331 million. Acquisition costs were $11 million and classified as other (income)/expense. Medarex is focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases. As a result of the acquisition, the full rights over YERVOY (ipilimumab), currently in Phase III development, were received that increases the biologics development pipeline creating a more balanced portfolio of both small molecules and biologics. Goodwill generated from this acquisition was primarily attributed to the more balanced portfolio associated with the BioPharma model and potential to optimize the existing YERVOY programs. Goodwill, IPRD and all other intangible assets valued in this acquisition are non-deductible for tax purposes.

The purchase price allocation is as follows:

Dollars in Millions
Purchase price:
Cash	$2,285
Fair value of the Company’s equity in Medarex held prior to acquisition(1)	46

Total	2,331

Identifiable net assets:
Cash	53
Marketable securities	269
Other current and long-term assets(2)	127
In-process research and development(3)	1,475
Intangible assets - Technology(4)	120
Intangible assets - Licenses(5)	315
Short-term borrowings	(92)
Other current and long-term liabilities	(92)
Deferred income taxes	(352)

Total identifiable net assets	1,823

Goodwill	$508

(1)	Other income of approximately $21 million was recognized from the remeasurement to fair value of the equity interest in Medarex held at the acquisition date.
(2)	Includes a 5.1% ownership interest in Genmab ($64 million) and an 18.7% ownership in Celldex Therapeutics, Inc. ($17 million), which have been subsequently sold as of December 31, 2009 for a loss of $33 million.
(3)	Includes approximately $1.0 billion related to YERVOY.
(4)	Amortized over 10 years.
(5)	Amortized over 13 years.

The results of Medarex operations were included in the accompanying consolidated financial statements from August 27, 2009. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results.

Kosan Biosciences, Inc. Acquisition

In June 2008, the Company completed the acquisition of Kosan Biosciences, Inc. (Kosan), a cancer therapeutics company with a library of novel compounds, including Hsp90 inhibitors for cancer and microtubule stabilizers, which may have additional potential in neurodegenerative diseases, for a net purchase price of approximately $191 million. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated to acquired-in-process research and development of $32 million, other net assets of $32 million and goodwill of $127 million.

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

Note 7. DISCONTINUED OPERATIONS

Mead Johnson Nutrition Company Split-off

The split-off of the remaining interest in Mead Johnson was completed on December 23, 2009. The split-off was effected through the exchange offer of previously held 170 million shares of Mead Johnson, after converting its Class B common stock to Class A common stock, for 269 million outstanding shares of the Company’s stock resulting in a pre-tax gain of $7,275 million, $7,157 million net of taxes.

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

ConvaTec Disposition

In August 2008, the divestiture of the ConvaTec business to Cidron Healthcare Limited, an affiliate of Nordic Capital Fund VII and Avista Capital Partners L.P. (Avista), was completed for a gross purchase price of $4,050 million, resulting in a pre-tax gain of $3,387 million, $2,022 million net of taxes.

Medical Imaging Disposition

In January 2008, the divestiture of Bristol-Myers Squibb Medical Imaging (Medical Imaging) to Avista was completed for a gross purchase price of approximately $525 million, resulting in a pre-tax gain of $25 million and an after-tax loss of $43 million.

Transitional Relationships with Discontinued Operations

Subsequent to the respective dispositions, cash flows and income associated with the Mead Johnson, ConvaTec and the Medical Imaging businesses continued to be generated relating to activities that are transitional in nature, result from agreements that are intended to facilitate the orderly transfer of business operations and include, among others, services for accounting, customer service, distribution and manufacturing. Such activities related to the ConvaTec and Medical Imaging businesses were completed at December 31, 2010. The amended Mead Johnson agreement expires in September 2012. The income generated from these transitional activities is included in other (income)/expense and is not expected to be material to the future results of operations or cash flows.

The following summarized financial information related to the Mead Johnson, ConvaTec and Medical Imaging businesses are segregated from continuing operations and reported as discontinued operations through the date of disposition.

	Year Ended December 31,
Dollars in Millions	2009	2008
Net sales:
Mead Johnson	$2,826	$2,882
ConvaTec	—	735
Medical Imaging	—	34

Net sales	$2,826	$3,651

Earnings before income taxes:
Mead Johnson	$674	$696
ConvaTec	—	175
Medical Imaging	—	2

Earnings before income taxes	674	873
Provision for income taxes	(389)	(295)

Earnings, net of taxes	285	578

Gain on disposal:
Mead Johnson	7,275	—
ConvaTec	—	3,387
Medical Imaging	—	25

Gain on disposal	7,275	3,412
Provision for income taxes	(118)	(1,433)

Gain on disposal, net of taxes	7,157	1,979

Net earnings from discontinued operations	7,442	2,557

Less net earnings from discontinued operations attributable to noncontrolling interest	(69)	(7)

Net earnings from discontinued operations attributable to Bristol-Myers Squibb Company	$7,373	$2,550

Note 8. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2010	2009	2008
Basic EPS Calculation:
Income from Continuing Operations Attributable to BMS	$3,102	$3,239	$2,697
Earnings attributable to unvested restricted shares	(12)	(18)	(13)

Income from Continuing Operations Attributable to BMS common shareholders	3,090	3,221	2,684
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	7,331	2,537

EPS Numerator – Basic	$3,090	$10,552	$5,221

EPS Denominator – Basic:
Average Common Shares Outstanding	1,713	1,974	1,977

EPS – Basic:
Continuing Operations	$1.80	$1.63	$1.36
Discontinued Operations	—	3.72	1.28

Net Earnings	$1.80	$5.35	$2.64

EPS Numerator – Diluted:
Income from Continuing Operations Attributable to BMS	$3,102	$3,239	$2,697
Earnings attributable to unvested restricted shares	(12)	(17)	3

Income from Continuing Operations Attributable to BMS common shareholders	3,090	3,222	2,700
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	7,331	2,537

EPS Numerator – Diluted	$3,090	$10,553	$5,237

EPS Denominator – Diluted:
Average Common Shares Outstanding	1,713	1,974	1,977
Contingently convertible debt common stock equivalents	1	1	21
Incremental shares attributable to share-based compensation plans	13	3	1

Average Common Shares Outstanding and Common Share Equivalents	1,727	1,978	1,999

EPS – Diluted:
Continuing Operations	$1.79	$1.63	$1.35
Discontinued Operations	—	3.71	1.27

Net Earnings	$1.79	$5.34	$2.62

(1) Net Earnings of Discontinued Operations used for EPS Calculation:
Net Earnings from Discontinued Operations Attributable to BMS	$—	$7,373	$2,550
Earnings attributable to unvested restricted shares	—	(42)	(13)

Net Earnings from Discontinued Operations Attributable to BMS used for EPS Calculation	$—	$7,331	$2,537

Anti-dilutive weighted-average equivalent shares:
Stock incentive plans	51	117	139

Total anti-dilutive shares	51	117	139

Note 9. OTHER (INCOME)/EXPENSE

Other (income)/expense includes:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Interest expense	$145	$184	$310
Interest income	(75)	(54)	(130)
Impairment and loss on sale of manufacturing operations	236	—	—
Loss/(Gain) on debt repurchase	6	(7)	(57)
Auction Rate Securities (ARS) impairment	—	—	305
Net foreign exchange transaction (gains)/losses	(6)	2	(78)
Gain on sale of product lines, businesses and assets	(39)	(360)	(159)
Acquisition related items	10	(10)	—
Other income from alliance partners	(136)	(148)	(141)
Pension curtailment and settlement charges	28	43	8
Other	(43)	(31)	(36)

Other (income)/expense	$126	$(381)	$22

Note 10. INCOME TAXES

The components of earnings from continuing operations before income taxes categorized based on the location of the taxing authorities were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
U.S.	$3,833	$2,705	$2,248
Non-U.S.	2,238	2,897	2,528

Total	$6,071	$5,602	$4,776

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Current:
U.S.	$797	$410	$282
Non-U.S.	339	646	649

Total Current	1,136	1,056	931

Deferred:
U.S.	438	222	88
Non-U.S.	(16)	(96)	71

Total Deferred	422	126	159

Total Provision	$1,558	$1,182	$1,090

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2010		2009		2008
Earnings from continuing operations before income taxes	$6,071		$5,602		$4,776

U.S. statutory rate	2,125	35.0%	1,961	35.0%	1,671	35.0%
Tax effect of foreign subsidiaries’ earnings previously considered permanently reinvested offshore	207	3.4%	—	—	—	—
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(694)	(11.4)%	(598)	(10.7)%	(586)	(12.3)%
State and local taxes (net of valuation allowance)	43	0.7%	14	0.3%	1	0.0%
U.S. Federal, state and foreign contingent tax matters	(131)	(2.1)%	(64)	(1.1)%	(40)	(0.8)%
Acquired in-process research and development expense	—	—	—	—	11	0.2%
U.S. Federal research and development tax credit	(61)	(1.0)%	(81)	(1.4)%	(84)	(1.8)%
Impairment of financial instruments	—	—	—	—	51	1.1%
Foreign and other	69	1.1%	(50)	(1.0)%	66	1.4%

	$1,558	25.7%	$1,182	21.1%	$1,090	22.8%

The increase in the 2010 effective tax rate from 2009 was due to:

•

A $207 million charge recognized in the fourth quarter of 2010, which resulted primarily from additional U.S. taxable income from earnings of foreign subsidiaries previously considered to be permanently reinvested offshore;

•	A $30 million charge in 2010 from the completion of the 2009 U.S. tax return;

•	A $67 million benefit in 2009 from the completion of the 2008 U.S. tax return; and

•	An unfavorable earnings mix between high and low tax jurisdictions.

Partially offset by:

•

Certain favorable discrete tax adjustments of $131 million in 2010 compared to $64 million benefit in 2009, primarily resulting from the effective settlements of U.S. and international uncertain tax positions; and

•

An out-of-period tax adjustment of $59 million in 2010 related to previously unrecognized net deferred tax assets primarily attributed to deferred profits for financial reporting purposes related to certain alliances as of December 31, 2009 which is not material to any current or prior periods.

The decrease in the 2009 effective tax rate from 2008 was primarily due to:

•	Higher 2008 pre-tax income in the U.S., including the gain on the sale of ImClone shares;

•	An unfavorable earnings mix in 2008 in high tax jurisdictions;

•	An unfavorable 2008 tax impact related to IPRD and ARS impairment charges; and

•	An additional $67 million benefit in 2009 from the completion of the 2008 U.S. tax return.

Partially offset by:

•	A $91 million benefit in 2008 related to the final settlement of the 2002-2003 audit with the Internal Revenue Service (IRS).

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2010	2009
Foreign net operating loss carryforwards	$1,600	$1,476
Milestone payments and license fees	557	597
Deferred income	554	366
U.S. Federal net operating loss carryforwards	351	253
Pension and postretirement benefits	348	582
State net operating loss and credit carryforwards	337	324
Intercompany profit and other inventory items	311	263
U.S. Federal research and development tax credit carryforwards	243	266
Other foreign deferred tax assets	167	159
Share-based compensation	131	110
Legal settlements	20	10
Depreciation	(52)	(56)
Repatriation of foreign earnings	(21)	(25)
Acquired intangible assets	(525)	(248)
Tax deductible goodwill	(630)	(580)
U.S. Federal foreign tax credit carryforwards	—	278
Other	299	224

	3,690	3,999
Valuation allowance	(1,863)	(1,791)

Deferred tax assets	$1,827	$2,208

Recognized as:
Deferred income taxes – current	$1,036	$611
Deferred income taxes – non-current	850	1,636
U.S. and foreign income taxes payable – current	(5)	(8)
Other liabilities – non-current	(54)	(31)

Total	$1,827	$2,208

A valuation allowance against deferred tax assets is established when it is not more likely than not that the deferred tax assets will be realized. At December 31, 2010, a valuation allowance of $1,863 million was established for the following items: $1,493 million for foreign net operating loss and tax credit carryforwards, $356 million for state deferred tax assets including net operating loss and tax credit carryforwards, and $14 million for U.S. Federal net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Balance at beginning of year	$1,791	$1,795	$1,950
Provision for valuation allowance	92	17	9
Release of valuation allowance/other	(22)	(74)	(192)
Other comprehensive income	(6)	(8)	14
Goodwill	8	61	14

Balance at end of year	$1,863	$1,791	$1,795

The U.S. Federal net operating loss carryforwards were acquired as a result of the acquisitions of ZymoGenetics, Medarex, Kosan Biosciences, Inc. (Kosan) and Adnexus and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The research and development tax credit carryforwards expire in varying amounts beginning in 2018. The realization of the research and development tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

Income tax payments were $672 million in 2010, $885 million in 2009 and $636 million in 2008. The 2008 income tax payments are net of a $432 million cash refund related to a foreign tax credit carryback claim to 2000 and 2001. The current tax benefit realized upon the exercise of stock options is credited to capital in excess of par value of stock and was $8 million in 2010 and $5 million in 2009.

At December 31, 2010, U.S. taxes have not been provided on approximately $16.4 billion of undistributed earnings of foreign subsidiaries as these undistributed earnings have been invested or are expected to be permanently invested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided. The Company has favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

During 2010, the Company completed an internal restructuring of certain legal entities which contributed to a $207 million charge recognized in the fourth quarter of 2010. It is possible that U.S. tax authorities could assert additional material tax liabilities arising from the restructuring. If any such assertion were to occur, the Company would vigorously challenge any such assertion and believes it would prevail; however, there can be no assurance of such a result.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Balance at beginning of year	$968	$791	$1,058
Gross additions to tax positions related to current year	57	335	67
Gross reductions to tax positions related to current year	—	(11)	(28)
Gross additions to tax positions related to prior years	177	97	238
Gross reductions to tax positions related to prior years	(196)	(180)	(131)
Settlements	(153)	(37)	(17)
Reductions to tax positions related to lapse of statute	(7)	(29)	(378)
Cumulative translation adjustment	(1)	2	(18)

Balance at end of year	$845	$968	$791

Uncertain tax benefits reduce deferred tax assets to the extent the uncertainty directly related to that asset; otherwise, they are recognized as either current or non-current U.S. and foreign income taxes payable. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $818 million, $964 million and $675 million at December 31, 2010, 2009, and 2008, respectively.

Gross additions to tax positions related to the current year for the year ended December 31, 2009 include $287 million in tax reserves related to both the transfer of various international units to Mead Johnson prior to its IPO and the split-off transaction which is recognized in discontinued operations. Gross reductions to tax positions related to prior years for the year ended December 31, 2009 include $10 million in liabilities related to Mead Johnson.

Accrued interest and penalties for unrecognized tax benefits are classified as either current or non-current U.S. and foreign income taxes payable. Accrued interest related to unrecognized tax benefits were $51 million, $39 million, and $64 million at December 31, 2010, 2009, and 2008, respectively. Accrued penalties related to unrecognized tax benefits were $23 million, $19 million, and $20 million at December 31, 2010, 2009, and 2008, respectively.

Interest and penalties related to unrecognized tax benefits are classified as income tax expense. The expense/(benefit) related to interest on unrecognized tax benefits was expense of $12 million in 2010, and benefits of $25 million in 2009 and $17 million in 2008. The expense/(benefit) related to penalties on unrecognized tax benefits was expense of $4 million in 2010, and benefits of $1 million in 2009 and $7 million in 2008.

The Company is currently under examination by a number of tax authorities, including all of the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2010 will decrease in the range of approximately $245 million to $275 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

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

U.S.	2005 to 2010
Canada	2001 to 2010
France	2008 to 2010
Germany	2007 to 2010
Italy	2006 to 2010
Mexico	2003 to 2010

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

	December 31, 2010				December 31, 2009
Dollars in Millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for Sale:
U.S. Treasury Bills	$404	$—	$—	$404	$—	$—	$—	$—
U.S. Government Agency Securities	376	—	—	376	225	—	—	225
Equity Securities	6	—	—	6	11	—	—	11
Prime Money Market Funds	—	3,983	—	3,983	—	5,807	—	5,807
Corporate Debt Securities	—	2,011	—	2,011	—	837	—	837
Commercial Paper	—	521	—	521	—	518	—	518
FDIC Insured Debt Securities	—	356	—	356	—	252	—	252
U.S. Treasury Money Market Funds	—	4	—	4	—	218	—	218
U.S. Government Agency Money Market Funds	—	—	—	—	—	24	—	24
Auction Rate Securities	—	—	91	91	—	—	88	88
Floating Rate Securities (FRS)	—	—	19	19	—	—	91	91

Total available for sale assets	786	6,875	110	7,771	236	7,656	179	8,071
Derivatives:
Interest Rate Swap Derivatives	—	234	—	234	—	165	—	165
Foreign Currency Forward Derivatives	—	26	—	26	—	21	—	21

Total derivative assets	—	260	—	260	—	186	—	186

Total assets at fair value	$786	$7,135	$110	$8,031	$236	$7,842	$179	$8,257

Derivatives:
Foreign Currency Forward Derivatives	$—	$48	$—	$48	$—	$31	$—	$31
Interest Rate Swap Derivatives	—	—	—	—	—	5	—	5
Natural Gas Contracts	—	—	—	—	—	1	—	1

Total derivative liabilities	—	48	—	48	—	37	—	37

Total liabilities at fair value	$—	$48	$—	$48	$—	$37	$—	$37

A majority of the ARS, which are private placement securities with long-term nominal maturities, were rated ‘A’ by Standard and Poor’s, and primarily represent interests in insurance securitizations. Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the ARS portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value.

FRS are long-term debt securities with coupons that reset periodically against a benchmark interest rate. During 2010, $93 million of principal at par for FRS was received. There were no known reported defaults of the FRS. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis are relied upon to value FRS including discussion with brokers and fund managers, default risk underlying the security and overall capital market liquidity (Level 3 inputs). Declines in fair value are reported as a temporary loss in other comprehensive income because there are no intentions to sell these investments nor is it more likely than not that these investments will be required to be sold before recovery of their amortized cost basis.

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

Note 12. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents were $5,033 million at December 31, 2010 and $7,683 million at December 31, 2009 and consisted of prime money market funds, government agency securities and treasury securities. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

The following table summarizes current and non-current marketable securities, accounted for as “available for sale” debt securities and equity securities:

	December 31, 2010				December 31, 2009
Dollars in Millions	Amortized Cost Basis	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Fair Value	Amortized Cost Basis	Unrealized Gain in Accumulated OCI	Unrealized Loss in Accumulated OCI	Fair Value
Current marketable securities:
Certificates of deposit	$1,209	$—	$—	$1,209	$501	$—	$—	$501
Corporate debt securities	525	2	—	527	—	—	—	—
Commercial Paper	482	—	—	482	205	—	—	205
FDIC insured debt securities	50	—	—	50	—	—	—	—
U.S. government agency securities	—	—	—	—	125	—	—	125

Total current	$2,266	$2	$—	$2,268	$831	$—	$—	$831

Non-current marketable securities:
Corporate debt securities	$1,470	$24	$(10)	$1,484	$834	$5	$(2)	$837
U.S. Treasury Bills	400	4	—	404	—	—	—	—
U.S. government agency securities	375	1	—	376	100	—	—	100
FDIC insured debt securities	303	3	—	306	252	—	—	252
Auction rate securities	80	11	—	91	80	8	—	88
Floating rate securities(1)	21	—	(2)	19	113	—	(22)	91
Other	1	—	—	1	1	—	—	1

Total non-current	$2,650	$43	$(12)	$2,681	$1,380	$13	$(24)	$1,369

Other assets:
Equity securities	$6	$—	$—	$6	$11	$—	$—	$11

(1)	All FRS have been in an unrealized loss position for 12 months or more at December 31, 2010.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2010			2009
	Non-current		Total	Current	Non-current		Total
Dollars in Millions	FRS	ARS		FRS	FRS	ARS
Fair value at January 1	$91	$88	$179	$109	$94	$94	$297
Sales and settlements	(93)	—	(93)	(115)	(26)	(14)	(155)
Unrealized gains/(losses)	21	3	24	6	23	8	37

Fair value at December 31	$19	$91	$110	$—	$91	$88	$179

At December 31, 2010, $2,510 million of non-current “available for sale” corporate debt securities, U.S. government agency securities, U.S. Treasury Bills, FDIC insured debt securities and floating rate securities mature within five years and $80 million of corporate debt securities mature within six to 10 years. All auction rate securities mature beyond 10 years.

Note 13. RECEIVABLES

Receivables include:

	December 31,
Dollars in Millions	2010	2009
Trade receivables	$2,092	$2,000
Less allowances	107	103

Net trade receivables	1,985	1,897
Alliance partners receivables	1,076	870
Prepaid and refundable income taxes	223	103
Miscellaneous receivables	196	294

Receivables	$3,480	$3,164

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $734 million and $730 million at December 31, 2010 and 2009, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $932 million and $660 million in 2010 and 2009, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 51% and 47% of total trade receivables at December 31, 2010 and 2009, respectively.

In the second quarter of 2010, the government of Greece announced that it intends to convert certain past due receivables from government run hospitals into non-interest bearing notes to be paid over one to three year periods. At December 31, 2010, the notes were in the process of being issued, and receivables of €39 million ($51 million) are included in other long-term assets. A $10 million charge attributed to the imputed discount on the expected non-interest bearing notes over the expected collection period was recognized during 2010 in other (income)/expense.

Changes to the allowances were as follows:

	Year Ended December 31,
Dollars in Millions	2010	2009	2008
Balance at beginning of year	$103	$128	$180
Provision for bad debt, charge-backs and discounts	864	776	829
Bad debts written-off/payment for charge-backs and discounts	(860)	(800)	(835)
Discontinued operations	—	(1)	(46)

Balance at end of year	$107	$103	$128

Note 14. INVENTORIES

Inventories include:

	December 31,
Dollars in Millions	2010	2009
Finished goods	$397	$580
Work in process	608	630
Raw and packaging materials	199	203

Inventories	$1,204	$1,413

Inventories expected to remain on-hand beyond one year were $297 million and $249 million at December 31, 2010 and 2009, respectively, and are included in non-current other assets. In addition, $44 million of these inventories currently cannot be sold in the U.S. until the U.S. Food and Drug Administration (FDA) approves a manufacturing process change. Inventories in non-current assets include capitalized costs related to production of products for programs in Phase III development subject to final FDA approval of $59 million and $49 million at December 31, 2010 and 2009, respectively. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 15. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

	December 31,
Dollars in Millions	2010	2009
Land	$133	$142
Buildings	4,565	4,350
Machinery, equipment and fixtures	3,423	3,563
Construction in progress	139	840

Gross property, plant and equipment	8,260	8,895
Less accumulated depreciation	3,596	3,840

Property, plant and equipment	$4,664	$5,055

Depreciation expense was $473 million in 2010, $469 million in 2009 and $562 million in 2008, of which $51 million in 2009 and $50 million in 2008 was included in discontinued operations. Capitalized interest was $8 million in 2010, $13 million in 2009 and $23 million in 2008.

Note 16. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment were as follows:

Dollars in Millions	BioPharmaceuticals	Other	Total
Balance at January 1, 2009	$4,710	$117	$4,827
Medarex acquisition	508	—	508
Mead Johnson split-off Distributions	—	(117)	(117)

Balance at December 31, 2009	5,218	—	5,218
ZymoGenetics acquisition	15	—	15

Balance at December 31, 2010	$5,233	$—	$5,233

Other intangible assets include:

	Estimated Useful Lives	December 31, 2010			December 31, 2009
Dollars in Millions		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	2 – 15 years	$965	$368	$597	$963	$299	$664
Technology	9 – 15 years	1,562	1,001	561	1,364	905	459
Capitalized software	3 – 10 years	1,140	841	299	1,037	770	267

Total finite-lived intangible assets		3,667	2,210	1,457	3,364	1,974	1,390

In-process research and development (Note 5)		1,913	—	1,913	1,475	—	1,475

Total other intangible assets		$5,580	$2,210	$3,370	$4,839	$1,974	$2,865

Changes in other intangible assets were as follows:

Dollars in Millions	2010	2009	2008
Other intangible assets carrying amount at January 1	$2,865	$1,151	$1,330
Capitalized software and other additions	107	96	138
ZymoGenetics acquisition	678	—	—
Medarex acquisition	—	1,910	—
Mead Johnson split-off	—	(50)	—
Sale of ConvaTec	—	—	(21)
Amortization – licenses and technology	(199)	(170)	(170)
Amortization – capitalized software	(72)	(68)	(84)
Impairment charges	(10)	—	(40)
Other	1	(4)	(2)

Other intangible assets carrying amount at December 31	$3,370	$2,865	$1,151

Amortization expense included in discontinued operations was $9 million in 2009 and $12 million in 2008.

Expected future amortization expense of the December 31, 2010 finite-lived other intangible assets is $293 million in 2011, $259 million in 2012, $177 million in 2013, $163 million in 2014 and $130 million in 2015 and $435 million thereafter.

Note 17. ACCRUED EXPENSES

Accrued expenses include:

	December 31,
Dollars in Millions	2010	2009
Employee compensation and benefits	$718	$659
Royalties	576	570
Accrued research and development	411	473
Restructuring—current	108	142
Pension and postretirement benefits	47	43
Accrued litigation	54	39
Other	826	859

Total accrued expenses	$2,740	$2,785

Note 18. SALES REBATES AND RETURN ACCRUALS

Reductions to trade receivables and listing of accrued rebates and returns liabilities are as follows:

	December 31,
Dollars in Millions	2010	2009
Charge-backs related to government programs	$48	$42
Cash discounts	29	26

Reductions to trade receivables	$77	$68

Managed healthcare rebates and other contract discounts	$216	$199
Medicaid rebates	327	166
Sales returns	187	169
Other adjustments	127	88

Accrued rebates and returns	$857	$622

Note 19. DEFERRED INCOME

Deferred income includes:

	December 31,
Dollars in Millions	2010	2009
Upfront licensing and milestone receipts	$797	$815
ATRIPLA* deferred revenue	227	68
Gain on sale-leaseback transactions	147	180
Other	126	123

Total deferred income	$1,297	$1,186

Current portion	$402	$237
Non-current portion	895	949

Upfront licensing and milestone receipts are being amortized over the expected life of the product. See “—Note 2. Alliances and Collaborations” for information pertaining to revenue recognition and other transactions with alliances and collaborations. The deferred gain on sale-leaseback transactions relates to several sale-leaseback transactions which is being amortized over the remaining lease terms of the related facilities through 2018 and was $27 million in 2010, $28 million in 2009 and $25 million in 2008. See “—Note 25. Leases” for information pertaining to gain on sale-leasebacks transactions.

Note 20. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2008	2,205	226	$(10,584)	$2,625
Employee stock compensation plans	—	—	18	132

Balance at December 31, 2008	2,205	226	(10,566)	2,757
Mead Johnson IPO	—	—	—	942
Adjustments to the Mead Johnson net asset transfer	—	—	—	(7)
Mead Johnson split-off	—	269	(6,921)	—
Employee stock compensation plans	—	(4)	123	76

Balance at December 31, 2009	2,205	491	(17,364)	3,768
Stock repurchase program	—	23	(587)	—
Employee stock compensation plans	—	(13)	497	(86)

Balance at December 31, 2010	2,205	501	$(17,454)	$3,682

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2008	$(325)	$(37)	$(973)	$(126)	$(1,461)
Other comprehensive income/(loss)	(99)	51	(1,285)	75	(1,258)

Balance at December 31, 2008	(424)	14	(2,258)	(51)	(2,719)
Other comprehensive income/(loss)	81	(44)	100	41	178

Balance at December 31, 2009	(343)	(30)	(2,158)	(10)	(2,541)
Other comprehensive income/(loss)	121	10	(5)	44	170

Balance at December 31, 2010	$(222)	$(20)	$(2,163)	$34	$(2,371)

The reconciliation of noncontrolling interest was as follows:

Dollars in Millions	2010	2009	2008
Balance at January 1	$(58)	$(33)	$(27)
Mead Johnson IPO	—	(160)	—
Adjustments to the Mead Johnson net asset transfer	—	7	—
Mead Johnson split-off	—	105	—
Net earnings attributable to noncontrolling interest	2,091	1,808	1,468
Other comprehensive income attributable to noncontrolling interest	—	10	—
Distributions	(2,108)	(1,795)	(1,474)

Balance at December 31	$(75)	$(58)	$(33)

Noncontrolling interest is primarily related to the partnerships with sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $683 million in 2010, $589 million in 2009 and $472 million in 2008, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships. Net earnings from noncontrolling interest included in discontinued operations was $69 million in 2009 and $7 million in 2008.

Treasury stock is recognized at the cost to reacquire the shares. Treasury shares acquired from the Mead Johnson split-off were recognized at the fair value of the stock as of the split-off date. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but is expected to take place over the next few years. It may be suspended or discontinued at any time. During 2010, the Company repurchased 23 million shares at the average price of approximately $25.50 per share for an aggregate cost of $587 million which includes $1 million of transaction fees.

Note 21. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The Company and certain of its subsidiaries sponsor defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, which covers most U.S. employees and which represents approximately 70% of the consolidated pension plan assets and obligations. The funding policy is to contribute amounts to fund past service liability. Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

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

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Pension Benefits			Other Benefits
Dollars in Millions	2010	2009	2008	2010	2009	2008
Service cost — benefits earned during the year	$44	$178	$227	$6	$6	$7
Interest cost on projected benefit obligation	347	381	389	30	37	38
Expected return on plan assets	(453)	(453)	(469)	(24)	(19)	(28)
Amortization of prior service cost/(benefit)	—	4	10	(3)	(3)	(3)
Amortization of net actuarial loss	95	94	98	10	10	5

Net periodic benefit cost	33	204	255	19	31	19
Curtailments	5	24	1	—	—	(2)
Settlements	22	29	36	—	—	—
Special termination benefits	1	—	14	—	—	2

Total net periodic benefit cost	$61	$257	$306	$19	$31	$19

Continuing operations	$61	$242	$256	$19	$28	$17
Discontinued operations	—	15	50	—	3	2

Total net periodic benefit cost	$61	$257	$306	$19	$31	$19

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

In connection with the plan amendment, contributions to principal defined contribution plans in the U.S. and Puerto Rico increased effective January 1, 2010. The net impact of the above actions is expected to reduce the future retiree benefit costs, although future costs will continue to be subject to market conditions and other factors including actual and expected plan asset performance, interest rate fluctuations and lump-sum benefit payments.

In 2009, certain plan assets and related obligations were transferred from the U.S. Retirement Income Plan and several other plans to new plans sponsored by Mead Johnson for active Mead Johnson participants resulting in a $170 million reduction to accumulated OCI ($110 million net of taxes) in the first quarter of 2009 and a corresponding decrease to the unfunded status of the plan due to updated plan asset valuations and a change in the discount rate from 6.5% to 7.0%.

The net actuarial loss and prior service cost expected to be amortized from accumulated OCI into net periodic benefit cost in 2011 are:

Dollars in Millions	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$112	$9
Amortization of prior service cost/(benefit)	—	(2)

	$112	$7

Changes in defined benefit and postretirement benefit plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2010	2009	2010	2009
Benefit obligations at beginning of year	$6,386	$6,068	$579	$569
Service cost—benefits earned during the year	44	178	6	6
Interest cost	347	381	30	37
Plan participants’ contributions	3	3	25	25
Curtailments	2	(153)	—	—
Settlements	(50)	(61)	—	—
Actuarial losses/(gains)	397	685	16	40
Transfer to Mead Johnson	—	(310)	—	(21)
Retiree Drug Subsidy	—	—	10	7
Benefits paid	(377)	(491)	(78)	(87)
Special termination benefits	1	—	—	—
Exchange rate (gains)/losses	(49)	86	1	3

Benefit obligations at end of year	$6,704	$6,386	$589	$579

Fair value of plan assets at beginning of year	$5,103	$4,152	$278	$230
Actual return on plan assets	697	848	37	48
Employer contributions	431	789	43	55
Plan participants’ contributions	3	3	25	25
Settlements	(50)	(61)	—	—
Transfer to Mead Johnson	—	(209)	—	—
Retiree Drug Subsidy	—	—	10	7
Benefits paid	(377)	(491)	(78)	(87)
Exchange rate losses/(gains)	(41)	72	—	—

Fair value of plan assets at end of year	$5,766	$5,103	$315	$278

Funded status	$(938)	$(1,283)	$(274)	$(301)

Assets/Liabilities recognized:
Other assets	$37	$23	$—	$—
Accrued expenses	(33)	(30)	(13)	(13)
Pension and other postretirement liabilities (accrued benefit cost)	(942)	(1,276)	(261)	(288)

Funded status	$(938)	$(1,283)	$(274)	$(301)

Recognized in accumulated other comprehensive loss:
Net actuarial loss	$3,150	$3,115	$151	$157
Net obligation at adoption	1	1	—	—
Prior service cost/(benefit)	—	3	(10)	(12)

Total	$3,151	$3,119	$141	$145

The above table includes activity related to Mead Johnson pension and postretirement plans for 2009. As part of the separation activities, certain defined benefit pension and postretirement plan assets and liabilities were transferred to separate Mead Johnson sponsored defined benefit pension and postretirement plans, with the final transfers occurring in December 2009. The related plan assets and liabilities for transferring participants were allocated based on assumptions as set forth in a plan transfer agreement.

The accumulated benefit obligation for all defined benefit pension plans was $6,407 million and $5,908 million at December 31, 2010 and 2009, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2010	2009
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$6,436	$6,269
Fair value of plan assets	5,461	4,963
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$6,112	$5,605
Fair value of plan assets	5,415	4,756

Actuarial Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.19%	5.62%	4.79%	5.53%
Rate of compensation increase	2.39%	3.61%	2.03%	3.50%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.61%	6.89%	6.47%	5.53%	7.03%	6.46%
Expected long-term return on plan assets	8.26%	8.24%	8.29%	8.75%	8.75%	8.75%
Rate of compensation increase	3.70%	3.58%	3.70%	3.54%	3.49%	3.60%

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

	2010	2009	2008
10 years	4.7%	3.6%	3.4%
15 years	7.9%	8.4%	7.1%
20 years	9.3%	8.4%	8.3%

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The fair value of plan assets exceeds the market-related value by $313 million at December 31, 2010. The market-related value exceeds the fair value of plan assets by $222 million at December 31, 2009. The change was primarily driven by asset gains in 2010 and 2009 offset by the full recognition of significant losses incurred on plan assets in 2008. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period.

Gains and losses have resulted from changes in actuarial assumptions (such as changes in the discount rate) and from differences between assumed and actual experience (such as differences between actual and assumed returns on plan assets). These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. As a result, approximately $400 million related to pension benefits is not expected to be amortized during 2011. The majority of the remaining actuarial losses are amortized over the life expectancy of the plans’ participants for U.S. plans and expected remaining service periods for most other plans.

Assumed healthcare cost trend rates at December 31 were as follows:

	2010	2009	2008
Healthcare cost trend rate assumed for next year	7.90%	8.38%	8.91%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.51%	4.51%	4.52%
Year that the rate reaches the ultimate trend rate	2018	2018	2017

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

Dollars in Millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$2	$(1)
Effect on postretirement benefit obligation	47	(23)

Plan Assets

The fair value of pension and postretirement plan assets by asset category at December 31, 2010 and 2009 was as follows:

	December 31, 2010				December 31, 2009
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Funds	$237	$1,665	$7	$1,909	$215	$1,516	$8	$1,739
Equity Securities	1,752	—	—	1,752	1,509	—	—	1,509
Fixed Income Funds	181	367	—	548	139	322	—	461
Venture Capital and Limited Partnerships	—	—	415	415	—	—	391	391
Government Mortgage Backed Securities	—	391	—	391	—	285	—	285
Corporate Debt Securities	—	309	14	323	—	294	18	312
Short-Term Investment Funds	—	244	—	244	—	219	—	219
U.S. Treasury and Agency Securities	26	112	—	138	131	9	—	140
Insurance Contracts	—	—	144	144	—	—	141	141
Collateralized Mortgage Obligation Bonds	—	87	10	97	—	79	13	92
Event Driven Hedge Funds	—	86	—	86	—	63	—	63
Asset Backed Securities	—	24	7	31	—	11	6	17
State and Municipal Bonds	—	24	—	24	—	10	—	10
Real Estate	—	11	—	11	—	8	8	16
Cash and Cash Equivalents	(32)	—	—	(32)	(14)	—	—	(14)

Total plan assets at fair value	$2,164	$3,320	$597	$6,081	$1,980	$2,816	$585	$5,381

Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Transfers between fair value levels are recognized at the beginning of the reporting period. The investment valuation policies per investment class are as follows:

Equity Funds – Securities classified as Level 1 include publicly traded equities traded on a national securities exchange which are valued at their last reported sales price at the reporting date. Securities classified as Level 2 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments. Level 3 equity funds are valued at estimated fair value. The estimated fair value is based on the fair value of the underlying investment values or cost plus or minus accumulated earnings or losses which approximates fair value.

Equity Securities – Securities classified as Level 1 include publicly traded equities traded on a national securities exchange which are valued at their last reported sales price at the reporting date. Publicly traded equities traded in the over-the-counter market are valued at the last reported bid price at the reporting date.

Fixed Income Funds – Securities classified as Level 1 include publicly traded equities traded on a national securities exchange which are valued at their last reported sales price at the reporting date. Securities classified as Level 2 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments.

Venture Capital and Limited Partnerships – Interests classified as Level 3 are carried at the estimated fair value. The estimated fair value is based on the fair value of the underlying investment values or cost plus or minus accumulated earnings or losses which approximates fair value.

Government Mortgage Backed Securities – Securities classified as Level 2 are valued at the quoted market price from broker or dealer quotations from transparent pricing sources at the reporting date.

Corporate Debt Securities – Securities classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings. Securities classified as Level 3 are valued from estimated bids from brokers or other third party vendor sources that utilize expected cash flow streams and other data including counterparty credit quality, default risk, discount rates and the overall capital market liquidity.

Short-Term Investment Funds – Securities classified as Level 2 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments. Short term investments are primarily invested in short term money market instruments.

U.S. Treasury and Agency Securities – Securities classified as Level 1 are valued at quoted market prices from observable pricing sources at the reporting date. Securities classified as Level 2 are valued at the quoted market price from broker or dealer quotations from transparent pricing sources at the reporting date.

Insurance Contracts – Interests classified as Level 3 are carried at contract value, which approximates the estimated fair value. The estimated fair value is based on the fair value of the underlying investment of the insurance company. Insurance contracts are held by certain non-U.S. pension plans.

Collateralized Mortgage Obligation Bonds – Securities classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields, credit ratings and purpose of the underlying loan. Securities classified as Level 3 are valued from estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and other data including counterparty credit quality, default risk, discount rates and the overall capital market liquidity.

Event Driven Hedge Funds – Securities classified as Level 2 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments. Event driven hedge funds primarily invest in long, short and relative country positions in various strategies including global fixed income, global currencies, global equities, commodities, emerging market debt, and inflation-indexed bonds.

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

State and Municipal Bonds – Securities classified as Level 2 are valued at the quoted market price from broker or dealer quotations from transparent pricing sources at the reporting date.

Real Estate – Interests classified as Level 2 are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable investments. Interests classified as Level 3 are valued at the net asset value of the shares held at year end, which is based on the fair value of the underlying investments.

Cash and Cash Equivalents – Securities classified as Level 1 are highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value. Pending trade sales and purchases are included in cash and cash equivalents until final settlement.

The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Equity Funds	Corporate Debt Securities	Collateralized Mortgage Obligation Bonds	Asset Backed Securities	Real Estate	Venture Capital and Limited Partnerships	Insurance Contracts	Total
Fair value at January 1, 2009	$11	$16	$16	$6	$13	$373	$144	$579
Purchases, sales, issuances, and settlements, net	(2)	(4)	(6)	(1)	—	1	(7)	(19)
Realized (losses)/gains	(2)	(2)	—	—	—	16	2	14
Unrealized gains/(losses)	1	8	3	1	(5)	1	2	11

Fair value at December 31, 2009	8	18	13	6	8	391	141	585
Purchases, sales, issuances, and settlements, net	(1)	(6)	(5)	—	(8)	(25)	(11)	(56)
Realized (losses)/gains	—	—	—	(1)	(1)	34	—	32
Unrealized gains	—	2	2	2	1	15	14	36

Fair value at December 31, 2010	$7	$14	$10	$7	$—	$415	$144	$597

The investment strategy emphasizes equities in order to achieve higher expected returns and lower expenses and required cash contributions over the long-term. A target asset allocation of 70% public equity (58% U.S. and 12% international), 8% private equity and 22% fixed income is maintained for the U.S. pension plans. Cash contributions and benefit payments are used to rebalance back to the targets as necessary. Investments are well diversified within each of the three major asset categories. Approximately 81% of the

U.S. pension plans equity investments are actively managed. Venture capital and limited partnerships is typically valued on a three month lag. Bristol-Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2010 and 2009.

Contributions

Contributions to the U.S. pension plans were $341 million in 2010, $656 million in 2009 (including $27 million by Mead Johnson) and $250 million in 2008. Contributions to the U.S. pension plans are expected to approximate $330 million during 2011, of which $300 million was contributed in January 2011.

Contributions to the international pension plans were $90 million in 2010, $133 million in 2009 and $176 million in 2008. Contributions to the international plans are expected to range from $75 million to $90 million in 2011.

Estimated Future Benefit Payments

	Pension Benefits	Other Benefits
Dollars in Millions		Gross	Medicare Subsidy	Net
2011	$356	$65	$10	$55
2012	376	63	10	53
2013	384	62	11	51
2014	399	61	12	49
2015	399	59	12	47
Years 2016 – 2020	2,042	262	46	216

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The qualified defined contribution plans were amended to allow for increased matching and additional Company contributions effective in 2010. The expense related to the plan was $188 million in 2010, $50 million in 2009 and $58 million in 2008.

Post Employment Benefit Plan

Post-employment liabilities for long-term disability benefits were $92 million and $93 million at December 31, 2010 and 2009, respectively. The expense related to these benefits was $18 million in 2010, $21 million in 2009 and $26 million in 2008.

Termination Indemnity Plans

Statutory termination obligations in Europe are recognized on an undiscounted basis assuming employee termination at each measurement date. The liability recognized for these obligations was $25 million at December 31, 2010 and $49 million at December 31, 2009.

Note 22. EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Plans

On May 1, 2007, the shareholders approved the 2007 Stock Award and Incentive Plan (the 2007 Plan). The 2007 Plan replaced the 2002 Stock Incentive Plan (the 2002 Plan) that expired on May 31, 2007. The 2007 Plan provides for 42 million new shares of common stock reserved for delivery to participants, plus shares remaining available for new grants under the 2002 Plan and shares recaptured from outstanding awards under the 2002 Plan. Only shares actually delivered to participants in connection with an award after all restrictions have lapsed will reduce the number of shares reserved. Shares tendered in a prior year to pay the purchase price of options and shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved. Shares of common stock reserved for issuance pursuant to stock plans, options and conversions of preferred stock were 331 million and 346 million at December 31, 2010 and 2009, respectively. Shares available to be granted for the active plans were 103 million and 92 million at December 31, 2010 and 2009, respectively, adjusted for the combination of plans. Shares for the stock option exercise and share unit vesting are issued from treasury stock.

Under the 2007 Plan and the 2002 Plan, executive officers and key employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

The 2007 Plan and the 2002 Plan provide for the granting of common stock to key employees, subject to restrictions as to continuous employment. Restrictions expire over a four year period from date of grant. Compensation expense is recognized over the restricted period. Restricted stock units have been granted instead of restricted stock since 2007. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

Beginning in 2010, market share units were granted to certain executives under the 2007 Plan. Vesting of market share units is conditioned upon continuous employment until vesting date and the payout factor equals at least 60%. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vest date, and the nine trading days immediately preceding the grant or vest date. Vesting occurs 25% per year over four years.

The 2007 Plan and the 2002 Plan also incorporated long-term performance awards. These awards have a three year cycle and are delivered in the form of a target number of performance share units. The number of shares ultimately issued is calculated based on actual performance compared to earnings targets and other performance criteria established at the beginning of the performance period. The awards have annual goals with a maximum payout of 167.5%. If threshold targets are not met for a performance period, no payment is made under the plan for that annual period.

Stock-based compensation expense was as follows:

	Years Ended December 31,
Dollars in Millions	2010	2009	2008
Stock options	$50	$78	$79
Restricted stock	83	76	82
Market share units	13	—	—
Long-term performance awards	47	29	20

Total stock-based compensation expense	$193	$183	$181

Continuing operations	$193	$165	$167
Discontinued operations	—	18	14

Total stock-based compensation expense	$193	$183	$181

Deferred tax benefit related to stock-based compensation expense	$63	$60	$59

The alternative method to determine the pool of excess tax benefits was elected.

Stock Options

Stock option activities were as follows:

Shares in Millions	Shares of Common Stock Issued Under Plan	Weighted-Average Exercise Price of Shares
Balance at January 1, 2010	132	$29.91
Exercised	(11)	22.02
Expired or forfeited	(16)	41.39

Balance at December 31, 2010	105	29.02

At December 31, 2010, unrecognized compensation cost related to stock options was $39 million and is expected to be recognized over a weighted-average period of 1.8 years. Beginning in 2010, the Company stopped granting stock options as a form of compensation and now grants additional restricted stock units and market share units.

Additional information related to stock option grants and exercises under both the 2007 Plan and the 2002 Plan are summarized as follows:

	Year Ended December 31,
Amounts in Millions, except per share data	2010	2009	2008
Stock options granted	—	22.8	18.4
Weighted-average grant date fair value (per share)	$—	$3.60	$4.95
Total intrinsic value of stock options exercised	$47	$6	$2
Cash proceeds from exercise of stock options	$252	$45	$5

The following table summarizes information concerning stock compensation plans and currently outstanding and exercisable options:

Shares in Millions	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights
Plan Category
Equity compensation plans approved by shareholders	100	$28.86
Equity compensation plans not approved by shareholders (plan terminated – shares no longer granted)	5	32.14

	105	29.02

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2010 (amounts in millions, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$1 - $20	19	8.15	$17.42	$167	6	8.11	$17.16	$56
$20 - $30	67	4.55	25.22	120	60	4.26	25.43	97
$30 - $40	—	5.02	31.05	—	—	4.71	30.97	—
$40 and up	19	0.73	53.26	—	19	0.73	53.26	—

	105	4.48	29.02	$287	85	3.73	31.19	$153

Vested or expected to vest	104	4.46	29.08	$283

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing stock price of $26.48 on December 31, 2010. There were 41 million of in-the-money options exercisable at December 31, 2010. There were 95 million outstanding options exercisable at a weighted-average exercise price of $33.77 at December 31, 2009.

The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model for stock options with a service condition, and a model applying multiple input variables that determine the probability of satisfying market conditions for options with service and market conditions. The following weighted-average assumptions were used in the valuation:

	2009	2008
Expected volatility	35.8%	31.1%
Risk-free interest rate	2.4%	3.3%
Dividend yield	5.7%	4.3%
Expected life	7.0 yrs	6.7 yrs

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

Expense is based on awards ultimately expected to vest and is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards and Restricted Stock Units

Shares in Thousands	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2010	10,636	$20.44
Granted	3,283	24.80
Vested	(3,694)	21.46
Forfeited	(882)	20.84

Nonvested shares at December 31, 2010	9,343	21.53

Expected to vest	8,426	21.53

Restricted stock awards and restricted stock units vest ratably over a four year period. At December 31, 2010, unrecognized compensation cost related to nonvested restricted stock was $141 million and is expected to be recognized over a weighted-average period of 2.5 years. The fair value of nonvested shares of restricted stock awards and units is determined based on the closing trading price of the Company’s common stock on the grant date. The total fair value of vested shares is $79 million, $74 million and $84 million for 2010, 2009 and 2008, respectively. There were 6 million shares granted in 2009 with a weighted average grant date fair value of $17.77 and 5 million shares granted in 2008 with a weighted average grant date fair value of $22.22.

Market Share Units

Shares in Thousands	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2010	—	$—
Granted	1,371	24.69
Vested	—	—
Forfeited	(123)	24.67

Nonvested shares at December 31, 2010	1,248	24.69

Expected to vest	1,125	24.69

Market share units vest ratably over a four year period based on share price performance. At December 31, 2010, unrecognized compensation cost related to nonvested market share units was $19 million and is expected to be recognized over a weighted-average period of 3.2 years. The fair value of the market share units was estimated on the date of grant using a model applying multiple input variables that determine the probability of satisfying market conditions. The model uses the following input variables:

2010
Expected volatility	24.8%
Risk-free interest rate	1.9%
Dividend yield	5.8%

Expected volatility is based on the four year historical volatility levels on the Company’s common stock and the current implied volatility. The four-year risk-free interest rate was derived from the Federal Reserve, based on the market share units’ contractual term. Expected dividend yield is based on historical dividend payments. The fair value of the market share unit is amortized over the vesting period of the award.

Long-Term Performance Awards

Long-term performance share units are determined based on the achievement of annual performance goals, but are not vested until the end of the three year period. The fair value of performance awards was based on the closing trading price of common stock on the grant date. The fair value of performance share units granted in 2010 were not discounted because they participated in dividends. The fair value of performance share units granted in 2009 and 2008 were discounted using the risk-free interest rate on the date of grant because they do not participate in dividends.

Performance share units granted were 1.7 million in 2010, 1.4 million in 2009 and 1.2 million in 2008, with a weighted average grant date fair value of $23.65, $15.59 and $19.12, respectively. Assuming a 100% payout, the share units outstanding were 3.4 million at December 31, 2010 and 2.5 million at December 31, 2009. There were 1.1 million shares issued in 2010. At December 31, 2010, unrecognized compensation cost related to the performance share unit plan was $19 million and is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of vested shares is $56 million, $21 million and $11 million in 2010, 2009 and 2008, respectively.

Note 23. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings include:

	December 31,
Dollars in Millions	2010	2009
Bank drafts	$100	$83
Principal Value:
1.81% Yen Notes due 2010	—	38
2.25% Convertible Senior Debentures due 2011	—	37
Demand Note payable to Mead Johnson	—	30
Other	17	43

Total	$117	$231

As part of the Medarex acquisition, Medarex’s outstanding 2.25% Convertible Senior Notes due May 15, 2011 above were assumed. These Notes were adjusted into the right to receive $1,167 in cash at any time for each $1,000 principal amount outstanding (the equivalent of $16 per share) at any time prior to maturity and were substantially redeemed during 2010.

Long-term debt includes:

	December 31,
Dollars in Millions	2010	2009
Principal Value:
5.875% Notes due 2036	$709	$959
4.375% Euro Notes due 2016	656	720
4.625% Euro Notes due 2021	656	720
5.45% Notes due 2018	600	600
5.25% Notes due 2013	597	597
6.125% Notes due 2038	500	1,000
6.80% Debentures due 2026	332	332
7.15% Debentures due 2023	304	304
6.88% Debentures due 2097	287	287
0% - 5.75% Other—maturing 2023 - 2030	108	103

Subtotal	4,749	5,622

Adjustments to Principal Value:
Fair value of interest rate swaps	234	160
Unamortized basis adjustment from swap terminations	369	377
Unamortized bond discounts	(24)	(29)

Total	$5,328	$6,130

Included in other debt is the Floating Rate Convertible Senior Debentures due 2023 which can be redeemed by the holders at par on September 15, 2013 and 2018, or if a fundamental change in ownership occurs. The Debentures are callable at par at any time by the Company. The Debentures have a conversion price of $40.42, equal to a conversion rate of 24.74292 shares for each $1,000 principal amount, subject to certain anti-dilutive adjustments. The maximum conversion rate is 38.7597 shares for each $1,000 principal amount. The Debentures pay interest quarterly at an annual rate equal to the three month LIBOR, reset quarterly, minus 0.50% (the yield never to be less than zero).

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

During 2010, $750 million aggregate principal value of debt was repurchased through a tender offer and $319 million notional amount of interest rate swaps related to the debt repurchases was terminated. The following table summarizes the activity:

Dollars in Millions	Principal Value	Repurchase Price	Loss on Repurchase	Swap Termination Proceeds	Other, Including Basis Adjustment for Terminated Swaps	Gain/ (Loss)
5.875% Debentures due 2036	$250	$278	$(28)	$23	$41	$36
6.125% Notes due 2038	500	577	(77)	25	10	(42)

Total	$750	$855	$(105)	$48	$51	$(6)

During 2009, $117 million aggregate principal value of debt was repurchased and $53 million notional amount of interest rate swaps related to the debt repurchases was terminated. The following table summarizes the activity:

Dollars in Millions	Principal Value	Repurchase Price	Loss on Repurchase	Swap Termination Proceeds	Other, Including Basis Adjustment for Terminated Swaps	Gain/ (Loss)
7.15% Debentures due 2023	$35	$44	$(9)	$2	$4	$(3)
6.80% Debentures due 2026	18	21	(3)	—	1	(2)
5.875% Notes due 2036	64	67	(3)	5	10	12

Total	$117	$132	$(15)	$7	$15	$7

During 2008, $254 million aggregate principal value of debt was repurchased and $241 million notional amount of interest rate swaps related to the debt repurchases was terminated. The following table summarizes the activity:

Dollars in Millions	Principal Value	Repurchase Price	Gain on Repurchase	Swap Termination Proceeds	Other, Including Basis Adjustment for Terminated Swaps	Gain/ (Loss)
5.875% Notes due 2036	$227	$201	$26	$32	$(3)	$55
6.88% Debentures due 2097	13	13	—	—	—	—
7.15% Debentures due 2023	11	11	—	2	—	2
5.25% Notes due 2013	3	3	—	—	—	—

Total	$254	$228	$26	$34	$(3)	$57

For further discussion of interest rate swaps see “—Note 24. Financial Instruments.”

Interest payments, net of amounts related to interest rate swaps, were $178 million in 2010, $206 million in 2009 and $303 million in 2008.

The principal value of long-term debt obligations was $4,749 million at December 31, 2010 of which $597 million is due in 2013, and the remaining $4,152 million is due later than 2013. The fair value of long-term debt was $5,861 million and $6,258 million at December 31, 2010 and 2009, respectively, and was estimated based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

A $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011 is maintained. The facility is extendable with the consent of the lenders and contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. The Company has been in compliance with this covenant since the inception of the facility. There were no borrowings outstanding under the facility at December 31, 2010 and 2009.

At December 31, 2010, $178 million of financial guarantees were provided in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are with insurance companies in support of third-party liability programs. The performance bonds were issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 24. FINANCIAL INSTRUMENTS

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

Foreign currency forward contracts are used to manage cash flow exposures. The primary net foreign currency exposures hedged are the Euro, Japanese yen, Canadian dollar, British pound, Australian dollar and Mexican peso. Fixed-to-floating interest rate swaps are used as part of the interest rate risk management strategy. These swaps qualify for fair-value hedge accounting treatment. Certain net asset changes due to foreign exchange volatility are hedged through non-U.S. dollar borrowings which qualify as a net investment hedge.

Derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated by limiting amounts with any individual counterparty and using banks worldwide with Standard & Poor’s and Moody’s long-term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Currently, collateral or any other form of securitization is not required to be furnished by the counterparties to derivative financial instruments.

The following summarizes the fair value of outstanding derivatives:

	Balance Sheet Location	December 31, 2010		December 31, 2009			December 31, 2010		December 31, 2009
Dollars in Millions		Notional	Fair Value	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3,526	$234	$3,134	$165	Accrued expenses	$—	$—	$597	$(5)
Foreign currency forward contracts	Other assets	691	26	780	21	Accrued expenses	732	(48)	731	(31)
Hedge of net investments		—	—	—	—	Long-term debt	710	(710)	1,256	(1,256)
Natural gas contracts		—	—	—	—	Accrued expenses	—	—	*	(1)

Total Derivatives			$260		$186			$(758)		$(1,293)

*	The notional value of natural gas contracts was 2 million decatherms at December 31, 2009.

Qualifying Hedges

Cash Flow Hedges

Foreign Currency Forward Contracts — Foreign currency forward contracts are utilized to hedge forecasted intercompany and other transactions for certain foreign currencies. These contracts are designated as foreign currency cash flow hedges when appropriate. The notional and fair value amounts of these contracts were $1,423 million and $22 million net liability and $1,511 million and $10 million net liability at December 31, 2010 and 2009, respectively. The majority of these contracts qualify as hedges of probable forecasted cash flows and the effective portion of changes in fair value is temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings.

The following table summarizes the significant outstanding foreign currency forward contracts at December 31, 2010. The fair value of these contracts is based on year-end currency rates and should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to adverse fluctuations in foreign currency exchange rates.

Dollars in Millions, except currency rates	Weighted-Average Strike Price	Notional Amount	Fair Value Asset/(Liability)	Maturity
Foreign Currency Forwards:
Euro	1.36	695	13	2011
Euro	1.40	75	4	2012
Japanese yen	89.87	226	(25)	2011
Japanese yen	84.20	116	(6)	2012

Deferred losses on foreign currency forward contracts qualifying for cash flow hedge accounting were $18 million ($11 million net of taxes) at December 31, 2010 and are expected to be reclassified to earnings within the next 23 months.

Effectiveness is assessed at the inception of the hedge and on a quarterly basis. The assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. The impact of hedge ineffectiveness on earnings was not significant in 2010, 2009 and 2008. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Discontinued foreign exchange hedges reported in other (income)/expense were not significant in 2010, 2009 and 2008.

Interest Rate Contracts — Terminated swaps that qualify as cash flow hedges are recognized in accumulated OCI and amortized to earnings over the remaining life of the debt when the hedged debt remains outstanding.

The impact on OCI and earnings from foreign currency forward contracts, natural gas contracts, and forward starting swaps that qualified as cash flow hedges was as follows:

	Foreign Currency Forward Contracts		Natural Gas Contracts		Forward Starting Swaps		Total Impact
Dollars in Millions	2010	2009	2010	2009	2010	2009	2010	2009
Net carrying amount at January 1	$(11)	$35	$(1)	$(2)	$(18)	$(19)	$(30)	$14
Cash flow hedges deferred in OCI	16	(30)	2	2	—	—	18	(28)
Cash flow hedges reclassified to cost of products sold/interest expense (effective portion)	(19)	(33)	—	—	9	1	(10)	(32)
Change in deferred taxes	3	15	(1)	(1)	—	—	2	14
Cash flow hedges reclassified to net earnings due to business divestitures	—	2	—	—	—	—	—	2

Net carrying amount at December 31	$(11)	$(11)	$—	$(1)	$(9)	$(18)	$(20)	$(30)

Hedge of Net Investment

Non-U.S. dollar borrowings, primarily the €500 Million Notes due 2016 and the €500 Million Notes due 2021, ($1.3 billion total), are used to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as a hedge of a net investment. The effective portion of foreign exchange gains or losses is recognized in the foreign currency translation (CTA) component of accumulated OCI. At December 31, 2010, €459 million ($602 million) of the Notes due 2016 have been dedesignated.

The impact on OCI and earnings from non-derivative debt designated as a hedge of net investment was as follows:

	Net Investment Hedges
Dollars in Millions	2010	2009
Net carrying amount at January 1	$(169)	$(131)
Change in spot value of non-derivative debt designated as a hedge	127	(44)
(Gain)/loss recognized in other (income)/expense, net (overhedged portion)	(43)	6

Net carrying amount at December 31	$(85)	$(169)

Fair Value Hedges

Interest Rate Contracts — Derivative instruments are used as part of an interest rate risk management strategy, principally fixed-to-floating interest rate swaps that are designated as fair-value hedges. The total notional amounts and fair value of outstanding interest rate swaps were $3,526 million and $234 million net assets and $3,731 million and $160 million net assets at December 31, 2010 and 2009, respectively.

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

During 2010, fixed-to-floating interest rate swaps were executed to convert the $332 million 6.80% Debentures due 2026, $147 million 7.15% Debentures due 2023 and €500 million 4.375% Notes due 2016 from fixed rate debt to variable rate debt. During 2009, fixed-to-floating interest rate swaps were executed to convert $797 million of 5.45% Notes due 2018 and 5.25% Notes due 2013 from fixed rate debt to variable rate debt. These swaps qualified as a fair value hedge for each debt instrument.

During 2010, fixed-to-floating interest rate swap agreements of $237 million notional amount and €500 million notional amount were terminated generating proceeds of $116 million. During 2009, $1,061 million notional amount of fixed-to-floating interest rate swap agreements were terminated for proceeds of $204 million. During 2008, $550 million notional amount of fixed-to-floating interest rate swap agreements were terminated for proceeds of $197 million. The proceeds of the swap terminations, less accrued interest, were deferred and will be amortized to interest expense over the remaining life of the underlying debt. Additionally, the Company terminated certain interest rate swap agreements in connection with the repurchase of certain debt obligations, which resulted in net proceeds of $48 million in 2010, $7 million in 2009 and $34 million in 2008. The gain or loss attributable to the transactions was immediately recognized in other (income)/expense. For further discussion on the Company’s debt repurchase, see “—Note 23. Short-Term Borrowings and Long-Term Debt.”

The following summarizes the interest rate swaps outstanding at December 31, 2010:

Dollars in Millions	Notional Amount of Underlying Debt	Variable Rate Received	Year of Transaction	Maturity	Fair Value
Swaps associated with:
5.25% Notes due 2013	$597	1 month U.S. $ LIBOR +3.084%	2009	2013	$17
5.45% Notes due 2018	400	1 month U.S. $ LIBOR +1.065%	2008	2018	41
5.45% Notes due 2018	200	1 month U.S. $ LIBOR +1.541%	2009	2018	14
4.375% €500 Million Notes due 2016	656	3 month EUR € EURIBOR +1.737%	2010	2016	2
4.625% €500 Million Notes due 2021	656	3 month EUR € EURIBOR +0.56%	2006	2021	45
7.15% Debentures due 2023	147	1 month U.S. $ LIBOR +2.926%	2010	2023	9
5.875% Notes due 2036	338	1 month U.S. $ LIBOR +0.62%	2006	2036	62
6.125% Notes due 2038	200	1 month U.S. $ LIBOR +1.3255%	2008	2038	24
6.80% Debentures due 2026	332	1 month U.S. $ LIBOR +2.432%	2010	2026	20

Total interest rate swaps	$3,526				$234

The impact on interest expense from interest rate swaps that qualified as fair value hedges was as follows:

Dollars in Millions	2010	2009	2008
Recognized as a reduction in interest expense	$(128)	$(118)	$(48)
Amortization of basis adjustment from swap terminations recognized as reduction to interest expense	(33)	(25)	(1)

Total	$(161)	$(143)	$(49)

Non-Qualifying Foreign Currency Forward Contracts

Foreign currency forward contracts are also utilized to hedge foreign currency-denominated monetary assets and liabilities. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur, and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset or liability. The notional and fair value amounts of these contracts were not significant at December 31, 2010 and 2009.

Furthermore, foreign currency forward contracts are also used to offset exposure to certain assets and liabilities and earnings denominated in certain foreign currencies. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur. At December 31, 2010, the Company did not hold any such foreign exchange contracts. These contracts will mature within the next 12 months. The impact on earnings from non-qualifying foreign currency forward contracts was not significant for the years ended December 31, 2010, 2009 and 2008.

Note 25. LEASES

Minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) in effect at December 31, 2010, were as follows:

Years Ending December 31,	Dollars in Millions
2011	$123
2012	113
2013	101
2014	89
2015	77
Later years	158

Total minimum rental commitments	$661

Operating lease expense was $145 million in 2010, $149 million in 2009 and $179 million in 2008, of which $17 million in 2009 and $12 million in 2008 was included in discontinued operations. Sublease income was not material for the years ended December 31, 2010, 2009 and 2008.

In 2008, a sale-leaseback of an administrative facility in Paris, France was completed for $227 million (€155 million), resulting in a pre-tax gain of $111 million. Most of the gain was deferred and will reduce future lease costs over the lease period through 2017.

Note 26. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of the business relating to product liability, patent, commercial, consumer, environmental and securities matters. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Litigation expense, net included a $41 million insurance reimbursement from prior litigation offset by additional reserves for certain average wholesale prices (AWP) litigation in 2010, a $125 million securities litigation settlement in 2009 and $33 million in 2008 related to AWP litigation, net of revised estimates to previously accrued amounts. Cash payments related to significant litigation were $6 million in 2010, $139 million in 2009 and $210 million in 2008. The most significant of these matters are described below.

Although the Company believes it has substantial defenses in these matters, there can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, government investigations or other legal proceedings will not be material. Unless otherwise noted, the Company is unable to assess the outcome of the respective litigation nor is it able to provide an estimated range of potential loss. Furthermore, failure to enforce our patent rights would likely result in substantial decreases in the respective product sales from generic competition.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case has been remanded to the District Court for further proceedings relating to damages. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision. In November 2009, the U.S. Supreme Court denied the petition, declining to review the Circuit Court’s decision. In December 2009, the Company filed a motion in the District Court for summary judgment on damages, and in January 2010, Apotex filed a motion seeking a stay of the ongoing damages proceedings pending the outcome of the reexamination of the PLAVIX* patent by the U.S. Patent and Trademark Office (PTO) described below. In April 2010, the District Court denied Apotex’s motion to stay the proceedings. In October 2010, the District Court granted the Companies’ summary judgment motion and awarded $442 million in damages plus costs and interest. Apotex is appealing the amount of the damages award; however, the validity of the patent claiming clopidogrel bisulfate has been finally judicially determined in favor of the Companies. It is not possible at this time to determine whether the amount or the damages award will be upheld on appeal.

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

Additionally, on November 13, 2008, Apotex filed a lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of the March 2006 proposed settlement agreement. The parties have filed cross-motions for summary judgment, which are pending.

In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the parties’ May 2006 proposed settlement agreement.

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

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against sanofi in the Federal Court of Canada alleging that sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. The ‘777 Patent covers clopidogrel bisulfate and was the patent at issue in the prohibition action in Canada previously disclosed in which the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the ‘777 Patent, held that the asserted claims are novel, not obvious and infringed, and granted sanofi’s application for an order of prohibition against the Minister of Health and Apotex, precluding approval of Apotex’s Abbreviated New Drug Submission until the patent expires in 2012, which decision was affirmed on appeal by both the Federal Court of Appeal and the Supreme Court of Canada. On June 8, 2009, sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial is expected to occur in 2011.

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc. (Zydus), and Apotex relating to U.S. Patent No. 5,006,528, (‘528 Patent) which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. A non-jury trial in the U.S. District Court for the District of New Jersey (NJ District Court) against Teva/Barr and Apotex was completed in August 2010. In November 2010, the NJ District Court upheld the validity and enforceability of the ‘528 Patent, maintaining the main patent protection for ABILIFY* in the U.S. until April 2015. The NJ District Court also ruled that the defendants’ generic aripiprazole product infringed the ‘528 Patent and permanently enjoined them from engaging in any activity that infringes the ‘528 Patent, including marketing their generic product in the U.S. until after the patent (including the six-month pediatric extension) expires. Sandoz, Synthon, Sun and Zydus are also bound by the NJ District Court’s decision. In December 2010, Teva/Barr and Apotex appealed this decision to the U.S. Court of Appeals for the Federal Circuit.

It is not possible at this time determine the outcome of any appeal of the NJ District Court’s decision. If Otsuka were not to prevail in an appeal, generic competition would likely result in substantial decreases in the sales of ABILIFY* in the U.S., which would have a material adverse effect on the results of operations and cash flows and could be material to financial condition.

ATRIPLA*

In April 2009, Teva filed an aNDA to manufacture and market a generic version of ATRIPLA*. ATRIPLA* is a single tablet three-drug regimen combining the Company’s SUSTIVA and Gilead’s TRUVADA*. As of this time, the Company’s U.S. patent rights covering SUSTIVA’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book listed patents for ATRIPLA*. ATRIPLA* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book listed patents for ATRIPLA*. In March 2010, the Company and Merck, Sharp & Dohme Corp. filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book listed patents for ATRIPLA*. Discovery in these matters is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

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

BARACLUDE

In August 2010, Teva filed an aNDA to manufacture and market generic versions of BARACLUDE. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book listed patent for BARACLUDE. In September 2010, the Company filed a patent infringement lawsuit in the Delaware District Court against Teva for infringement of the listed patent covering BARACLUDE, which triggered an automatic 30-month stay of approval of Teva’s aNDA. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

SPRYCEL

In September 2010, Apotex filed an aNDA to manufacture and market generic versions of SPRYCEL. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for SPRYCEL, including the composition of matter patent. In November 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Apotex for infringement of the four Orange Book listed patents covering SPRYCEL which triggered an automatic 30-month stay of approval of Apotex’s aNDA. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the Court of Appeal’s judgment and the matter has been remanded to the Superior Court for further proceedings. Defendants’ motion for summary judgment on other grounds remains pending. If the motion is denied, a trial could be scheduled for as early as the summer. It is not possible at this time reasonably to assess the outcome of this lawsuit or its impact on the Company in the event plaintiffs are successful on appeal.

ANTITRUST LITIGATION

As previously disclosed, 18 lawsuits comprised of both individual suits and purported class actions have been filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits allege, among other things, that the purported settlement with Apotex of the patent infringement litigation violated the Sherman Act and related laws. Plaintiffs are seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The putative class actions filed on behalf of direct purchasers have been consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the putative class actions filed on behalf of indirect purchasers have been consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints were filed on October 19, 2007. Defendants filed a consolidated motion to dismiss in December 2007. The District Court granted the defendants’ motion to dismiss all of the Direct Purchaser claims. No appeal was taken from that dismissal. In January 2011, the District Court granted the defendants’ motion to dismiss with respect to all of the indirect purchaser claims. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

ABILIFY* State Attorneys General Investigation

In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition investigating whether certain ABILIFY* marketing practices violated those respective states’ consumer protection statutes. It is not possible at this time to reasonably assess the outcome of this investigation or its potential impact on the Company.

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company is a defendant in five state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court Judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $27.6 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions are currently pending before the Commonwealth Court.

As previously reported, one set of class actions were consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In August 2009, the District Court granted preliminary approval of a proposed settlement of the AWP MDL plaintiffs’ claims against the Company for $19 million, plus half the costs of class notice up to a maximum payment of $1 million. A final approval hearing is scheduled to occur in March 2011.

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program (340B Entities), alleging that manufacturers did not provide proper discounts to 340B Entities. In May 2009, the U.S. District Court for the Northern District of California (District Court) denied plaintiff’s motion, without prejudice, to certify the class. In September 2010, the U.S. Supreme Court granted certiorari on the issue of whether 340B Entities have standing to sue. The District Court had previously dismissed the case after finding that 340B Entities did not have standing, but the U.S. Court of Appeals for the Ninth Circuit reversed the District Court. The District Court has stayed the case pending a decision by the U.S. Supreme Court.

It is not possible at this time to reasonably assess the outcome of this lawsuit, or its potential impact on the Company.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

PLAVIX*

As previously disclosed, the Company and certain affiliates of sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). As of December 31, 2010, the companies were defendants in over 20 actions before the NJ District Court and have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of December 31, 2010, the Company was a defendant in over 300 lawsuits filed on behalf of over 450 plaintiffs in federal and state courts throughout the U.S. The Company has entered into two separate settlements in principle to resolve the claims of approximately 200 plaintiffs. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $68 million at December 31, 2010, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility – Environmental & Personal Injury Lawsuits

As previously disclosed, in May 2008, over 100 lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties have moved to a binding allocation process. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site.

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey, Mercer County (NJ Superior Court) a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the actions upon the terms set forth in the MOU. In July 2010, the proposed settlement was approved by the NJ Superior Court. Several objectors to the settlement filed motions for reconsideration asking the Court to reconsider its approval of the settlement which were denied in December 2010. In January 2011, the objectors filed notices of appeal.

King Pharmaceuticals, Inc.

In November 2009, King Pharmaceuticals, Inc. (King) and affiliated entities filed suit against ZymoGenetics, Inc. (ZymoGenetics), now a wholly owned subsidiary of the Company (see “—Note 5. Acquisitions”), in the United States District Court for the Eastern District of Tennessee. King alleges that ZymoGenetics engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. King seeks various forms of relief, including damages and injunctive relief precluding the Company from making certain representations regarding King’s products and the Company’s RECOTHROM product. King also filed motions with the District Court seeking temporary restraining orders and preliminary injunctive relief. In December 2009, the judge denied King’s motions for preliminary injunction, but the lawsuit continues. Trial in the case is currently scheduled for the fourth quarter of 2011. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the Company.

Note 27. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010:
Net Sales	$4,807	$4,768	$4,798	$5,111	$19,484
Gross Margin	3,501	3,491	3,518	3,697	14,207
Net Earnings from Continuing Operations	1,101	1,268	1,302	842	4,513
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	358	341	353	359	1,411
Net Earnings from Continuing Operations Attributable to BMS	743	927	949	483	3,102
Net Earnings from Discontinued Operations Attributable to BMS	—	—	—	—	—
Net Earnings Attributable to BMS	743	927	949	483	3,102
EPS Attributable to BMS(1):
Basic:
Net Earnings from Continuing Operations	$0.43	$0.54	$0.55	$0.28	$1.80
Net Earnings from Discontinued Operations	—	—	—	—	—

Net Earnings per Common Share	$0.43	$0.54	$0.55	$0.28	$1.80

Diluted
Net Earnings from Continuing Operations	$0.43	$0.53	$0.55	$0.28	$1.79
Net Earnings from Discontinued Operations	—	—	—	—	—

Net Earnings per Common Share	$0.43	$0.53	$0.55	$0.28	$1.79

Dividends declared per common share	$0.32	$0.32	$0.32	$0.33	$1.29

Cash and cash equivalents	$5,135	$5,918	$7,581	$5,033	$5,033
Marketable securities(2)	4,638	4,331	3,340	4,949	4,949

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009:
Net Sales	$4,322	$4,665	$4,788	$5,033	$18,808
Gross Margin	3,157	3,440	3,471	3,600	13,668
Net Earnings from Continuing Operations	920	1,169	1,199	1,132	4,420
Less Net Earnings from Continuing Operations Attributable to Noncontrolling Interest	271	289	307	314	1,181
Net Earnings from Continuing Operations Attributable to BMS	649	880	892	818	3,239
Net Earnings/(Loss) from Discontinued Operations Attributable to BMS	(11)	103	74	7,207	7,373
Net Earnings Attributable to BMS	638	983	966	8,025	10,612
EPS Attributable to BMS (1):
Basic:
Net Earnings from Continuing Operations	$0.33	$0.44	$0.45	$0.42	$1.63
Net Earnings/(Loss) from Discontinued Operations	(0.01)	0.05	0.04	3.66	3.72

Net Earnings per common share	$0.32	$0.49	$0.49	$4.08	$5.35

Diluted:
Net Earnings from Continuing Operations	$0.33	$0.44	$0.45	$0.41	$1.63
Net Earnings/(Loss) from Discontinued Operations	(0.01)	0.05	0.03	3.65	3.71

Net Earnings per common share	$0.32	$0.49	$0.48	$4.06	$5.34

Dividends declared per common share	$0.31	$0.31	$0.31	$0.32	$1.25

Cash and cash equivalents	$7,832	$7,507	$6,367	$7,683	$7,683
Marketable securities(2)	1,272	1,596	1,504	2,200	2,200

(1)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(2)	Marketable securities includes current and non-current assets.

The following specified items affected the comparability of results in 2010 and 2009:

2010:

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$11	$24	$15	$63	$113
Impairment and loss on sale of manufacturing operations	200	15	10	11	236
Accelerated depreciation, asset impairment and other shutdown costs	31	27	27	28	113
Pension curtailment and settlement charges	—	5	3	10	18
Process standardization implementation costs	13	6	8	8	35

Total Restructuring	255	77	63	120	515

Other:
Litigation charges, net	—	—	22	(41)	(19)
Upfront licensing, milestone and other payments	55	17	—	60	132
IPRD impairment	—	—	—	10	10
Acquisition related items	—	—	—	10	10
Product liability charges	—	—	13	4	17

Total	310	94	98	163	665
Income taxes on items above	(86)	(18)	(30)	(46)	(180)
Out-of-period tax adjustment	—	(59)	—	—	(59)
Specified tax charge	—	—	—	207	207

Decrease to Net Earnings from Continuing Operations	$224	$17	$68	$324	$633

2009:

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$15	$17	$48	$42	$122
Accelerated depreciation, asset impairment and other shutdown costs	30	26	33	40	129
Pension curtailment and settlement charges	—	25	—	11	36
Process standardization implementation costs	20	25	20	45	110
Gain on sale of product lines, businesses and assets	(44)	(11)	(17)	(288)	(360)

Total Restructuring	21	82	84	(150)	37

Other:
Litigation charges	104	28	—	—	132
BMS foundation funding initiative	—	—	—	100	100
Loss on sale of investments	—	—	—	31	31
Upfront licensing, milestone and other payments	145	29	—	173	347
Acquisition related items	—	—	(10)	—	(10)
Debt repurchase and swap terminations	—	(11)	4	—	(7)
Product liability charges/(insurance recoveries)	3	—	—	—	3

Total	273	128	78	154	633
Income taxes on items above	(93)	(42)	(26)	(44)	(205)

Decrease to Net Earnings from Continuing Operations	$180	$86	$52	$110	$428

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the accounting standard related to Business Combinations, effective for business combinations entered into on or after January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 18, 2011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2010, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2010 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2010 and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 18, 2011

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Reference is made to the 2011 Proxy Statement to be filed on or about March 21, 2011 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)	The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2011 Proxy Statement to be filed on or about March 21, 2011 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2011 Proxy Statement to be filed on or about March 21, 2011 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2011 Proxy Statement to be filed on or about March 21, 2011 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to the 2011 Proxy Statement to be filed on or about March 21, 2011 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	75
	Consolidated Statements of Comprehensive Income and Retained Earnings	76
	Consolidated Balance Sheets	77
	Consolidated Statements of Cash Flows	78
	Notes to Consolidated Financial Statements	79-130
	Report of Independent Registered Public Accounting Firm	131
All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3.	Exhibits Required to be filed by Item 601 of Regulation S-K	137-140

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ LAMBERTO ANDREOTTI
Lamberto Andreotti
Chief Executive Officer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAMBERTO ANDREOTTI	Chief Executive Officer and Director	February 18, 2011
(Lamberto Andreotti)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 18, 2011
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 18, 2011
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ JAMES M. CORNELIUS	Chairman of the Board of Directors	February 18, 2011
(James M. Cornelius)

/s/ LEWIS B. CAMPBELL	Director	February 18, 2011
(Lewis B. Campbell)

/s/ LOUIS J. FREEH	Director	February 18, 2011
(Louis J. Freeh)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 18, 2011
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 18, 2011
(Michael Grobstein)

/s/ LEIF JOHANSSON	Director	February 18, 2011
(Leif Johansson)

/s/ ALAN J. LACY	Director	February 18, 2011
(Alan J. Lacy)

/s/ VICKI L. SATO, PH.D.	Director	February 18, 2011
(Vicki L. Sato, Ph.D.)

/s/ TOGO D. WEST, JR.	Director	February 18, 2011
(Togo D. West, Jr.)

/s/ R. SANDERS WILLIAMS, M.D.	Director	February 18, 2011
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

*

3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	*

3b.	Certificate of Correction to the Amended and Restated Certificate of Incorporation, effective as of December 24, 2009 (filed herewith).	E-3-1

3c.

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3a. to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).

*

3d.

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3b. to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).

*

3e.	Bylaws of Bristol-Myers Squibb Company, as amended as of May 4, 2010 (incorporated herein by reference to Exhibit 3.1 to Form 8-K dated May 4, 2010 and filed on May 10, 2010).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to Form 10-K for the fiscal year ended December 31, 1983).	*

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

*

**10w.	Form of Restricted Stock Award Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2005).	*

**10x.	Form of Performance Shares Agreement for the 2008-2010 Performance Cycle (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2007).	*

**10y.	Form of Performance Shares Agreement for the 2009-2011 Performance Cycle (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 2008).	*

**10z.	Form of Performance Share Units Agreement for the 2010-2012 Performance Cycle (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2009).	*

**10aa.	Form of Performance Share Units Agreement for the 2011-2013 Performance Cycle (filed herewith).	E-10-1

**10bb.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10cc.	Form of Restricted Stock Units Agreement with five year vesting under the 2007 Stock Award and Incentive Plan (filed herewith).	E-10-2

**10dd.	Form of Restricted Stock Units Agreement with four year vesting under the 2007 Stock Award and Incentive Plan (filed herewith).	E-10-3

**10ee.	Form of 2007 Market Share Units Agreement under the 2007 Stock Award and Incentive Plan (filed herewith).	E-10-4

**10ff.

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

**10gg.

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

*

**10ii.

Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).

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

**10kk.

Benefit Equalization Plan of Bristol-Myers Squibb Company and its Subsidiary or Affiliated Corporations Participating in the Bristol-Myers Squibb Company Savings and Investment Program, as amended and restated effective as of January 1, 1996 (incorporated herein by reference to Exhibit 10h to the Form 10-K for the fiscal year ended December 31, 2001).

*

**10ll.

Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

*

**10mm.	Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective December 14, 2010 (filed herewith).	E-10-5

**10nn.

Letter Agreement dated April 26, 2007 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 24, 2007 and filed on April 27, 2007).

*

**10oo.

Amended and Restated Aircraft Time Sharing Agreement dated June 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended June 30, 2008).

*

**10pp.

Termination of Aircraft Time Sharing Agreement dated April 21, 2009 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended March 31, 2009).

*

**10qq.

Letter Agreement dated February 12, 2008 between James M. Cornelius and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 11, 2008 and filed on February 15, 2008).

*

**10rr.

Letter Agreement effective September 20, 2005 and addendum effective October 31, 2005 between Lamberto Andreotti and the Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 5, 2006 and filed on December 11, 2006).

*

**10ss.

Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2008).

*

**10tt.

Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10uu.

Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended December 17, 2009 (incorporated herein by reference to Exhibit 10tt to the Form 10-K for the fiscal year ended December 31, 2009).

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

**10ww.

Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).

*

**10xx.

Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

*

**10yy.

Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).

*

**10zz.

Form of Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and Cidron Healthcare Limited dated May 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).

*

**10aaa.	Letter Agreement between Jean-Marc Huet and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

**10bbb.	Separation Agreement between Andrew Bonfield and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated March 4, 2008 and filed on March 10, 2008).	*

12.	Statement re computation of ratios (filed herewith).	E-12-1

21.	Subsidiaries of the Registrant (filed herewith).	E-21-1

23.	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

101.

The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2010, 2009 and 2008, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

†

Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.

*

Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ELIQUIS is a trademark of Pfizer, Inc.; ERBITUX, ALIMTA and GEMZAR are trademarks of Eli Lilly; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), ISCOVER, KARVEZIDE, COAPROVEL, PLAVIX, DUOPLAVIN and DUOCOVER are trademarks of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; PRILOSEC is a trademark of AstraZeneca; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; NORVIR is a trademark of Abbott Laboratories; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; and DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc. Brand names of products that are in all capital letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.