Form 10-Q
period 2011-03-31
BRISTOL MYERS SQUIBB CO
filed 2011-04-28
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:          1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2011, there were 1,705,988,458 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	45

Item 4.
Controls and Procedures	45

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	45

Item 1A.
Risk Factors	45

Item 2.
Issuer Purchase of Equity Securities	46

Item 6.
Exhibits	47

Signatures	48

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2011	2010

Net Sales	$5,011	$4,807

Cost of products sold	1,343	1,306
Marketing, selling and administrative	928	900
Advertising and product promotion	214	212
Research and development	935	910
Provision for restructuring	44	11
Equity in net income of affiliates	(82)	(97)
Other (income)/expense	(138)	113

Total Expenses	3,244	3,355

Earnings Before Income Taxes	1,767	1,452
Provision for income taxes	400	351

Net Earnings	1,367	1,101

Net Earnings Attributable to Noncontrolling Interest	381	358

Net Earnings Attributable to Bristol-Myers Squibb Company	$986	$743

Earnings per Common Share Attributable to Bristol-Myers Squibb Company
Basic	$0.58	$0.43
Diluted	$0.57	$0.43

Dividends declared per common share	$0.33	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
COMPREHENSIVE INCOME

Net Earnings	$1,367	$1,101
Other Comprehensive Income/(Loss):
Foreign currency translation	12	(34)
Foreign currency translation on net investment hedges	(52)	79
Derivatives qualifying as cash flow hedges, net of taxes of $11 in 2011 and $(13) in 2010	(26)	29
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $(1) in 2011 and $(5) in 2010	1	10
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(8) in 2011 and $(12) in 2010	19	17
Available for sale securities, net of taxes of $5 in 2011 and $(1) in 2010	3	15

Total Other Comprehensive Income/(Loss)	(43)	116

Comprehensive Income	1,324	1,217

Comprehensive Income Attributable to Noncontrolling Interest	381	358

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$943	$859

RETAINED EARNINGS

Retained Earnings at January 1	$31,636	$30,760
Net Earnings Attributable to Bristol-Myers Squibb Company	986	743
Cash dividends declared	(567)	(554)

Retained Earnings at March 31	$32,055	$30,949

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$3,405	$5,033
Marketable securities	3,388	2,268
Receivables	3,587	3,480
Inventories	1,322	1,204
Deferred income taxes	1,143	1,036
Prepaid expenses and other	451	252

Total Current Assets	13,296	13,273

Property, plant and equipment	4,604	4,664
Goodwill	5,233	5,233
Other intangible assets	3,299	3,370
Deferred income taxes	587	850
Marketable securities	3,065	2,681
Other assets	767	1,005

Total Assets	$30,851	$31,076

LIABILITIES

Current Liabilities:
Short-term borrowings	$135	$117
Accounts payable	2,036	1,983
Accrued expenses	2,661	2,740
Deferred income	347	402
Accrued rebates and returns	935	857
U.S. and foreign income taxes payable	63	65
Dividends payable	578	575

Total Current Liabilities	6,755	6,739

Pension, postretirement and postemployment liabilities	922	1,297
Deferred income	899	895
U.S. and foreign income taxes payable	660	755
Other liabilities	438	424
Long-term debt	5,276	5,328

Total Liabilities	14,950	15,438

Commitments and contingencies (Note 14)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 5,268 in 2011 and 5,269 in 2010, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2011 and 2010	220	220
Capital in excess of par value of stock	3,436	3,682
Accumulated other comprehensive loss	(2,414)	(2,371)
Retained earnings	32,055	31,636
Less cost of treasury stock — 499 million common shares in 2011 and 501 million in 2010	(17,299)	(17,454)

Total Bristol-Myers Squibb Company Shareholders’ Equity	15,998	15,713
Noncontrolling interest	(97)	(75)

Total Equity	15,901	15,638

Total Liabilities and Equity	$30,851	$31,076

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net earnings	$1,367	$1,101
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(381)	(358)
Depreciation	117	122
Amortization	73	65
Impairment charges	15	200
Deferred income tax expense	177	90
Stock-based compensation expense	38	47
Other	(111)	(10)
Changes in operating assets and liabilities:
Receivables	(91)	(309)
Inventories	(84)	25
Accounts payable	62	119
Deferred income	(57)	35
U.S. and foreign income taxes payable	(70)	(106)
Other	(574)	(557)

Net Cash Provided by Operating Activities	481	464

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	758	453
Purchases of marketable securities	(2,234)	(2,880)
Additions to property, plant and equipment and capitalized software	(75)	(129)
Proceeds from sale of businesses and other investing activities	114	37

Net Cash Used in Investing Activities	(1,437)	(2,519)

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	18	(17)
Long-term debt repayments	(54)	—
Interest rate swap terminations	4	—
Issuances of common stock and excess tax benefits from share-based arrangements	53	82
Common stock repurchases	(148)	—
Dividends paid	(565)	(551)

Net Cash Used in Financing Activities	(692)	(486)

Effect of Exchange Rates on Cash and Cash Equivalents	20	(7)

(Decrease)/Increase in Cash and Cash Equivalents	(1,628)	(2,548)
Cash and Cash Equivalents at Beginning of Period	5,033	7,683

Cash and Cash Equivalents at End of Period	$3,405	$5,135

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at March 31, 2011 and December 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results.

The preparation of financial statements requires the use of management estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and contingent liabilities at the date of the financial statements. The most significant assumptions are employed in estimates used in determining the fair value of intangible assets, restructuring charges and accruals, sales rebate and return accruals including the annual pharmaceutical company fee, legal contingencies, tax assets and tax liabilities, stock-based compensation expense, pension and postretirement benefits, fair value of financial instruments with no direct or observable market quotes, inventory obsolescence, potential impairment of long-lived assets, allowances for bad debt, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from estimated results.

On January 1, 2011, a new revenue recognition standard was adopted and will be applied to new or materially modified revenue arrangements with upfront licensing fees and contingent milestones relating to research and development deliverables. The guidance:

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

The adoption of this standard did not impact the consolidated financial statements.

The annual goodwill impairment test was completed in the first quarter. Based upon results of the impairment test, the fair value of goodwill was substantially in excess of the related carrying value.

Note 2. ALLIANCES AND COLLABORATIONS

The Company maintains alliances and collaborations with various third parties for the development and commercialization of certain products. See the 2010 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions, as well as disclosures of other alliances and collaborations.

sanofi

The Company has agreements with sanofi-aventis (sanofi) for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide) and PLAVIX* (clopidogrel bisulfate). The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with sanofi’s 49.9% share of the results reflected as a noncontrolling interest. The Company recognizes net sales in this territory and in comarketing countries outside this territory (e.g., Germany, Italy for irbesartan only, Spain and Greece). Discovery royalties owed to sanofi are included in cost of products sold. Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia. The Company’s ownership interest in this territory is 49.9% and is included in other assets. The Company does not consolidate the partnership entities in this territory but accounts for them under the equity method and reflects its share of the results recognized in equity in net income of affiliates. Distributions of partnership profits relating to the joint ventures among the Company and sanofi are recognized in other within operating activities in the consolidated statements of cash flows.

The Company and sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. The Company recognizes other income related to the amortization of deferred income associated with sanofi’s $350 million payment to the Company for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. Deferred income will continue to be amortized through 2012, which is the expected expiration of market exclusivity. Certain supply activities and development and opt-out royalties with sanofi are reflected on a net basis in other (income)/expense.

The following summarized financial information is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Territory covering the Americas and Australia:
Net sales	$1,978	$1,878
Discovery royalty expense	358	334
Noncontrolling interest – pre-tax	573	520
Profit distributions to sanofi	(599)	(486)

Territory covering Europe and Asia:
Equity in net income of affiliates	(86)	(100)
Profit distributions to the Company	60	69

Other:
Net sales in Europe comarketing countries and other	74	102
Amortization (income)/expense – irbesartan license fee	(8)	(8)
Supply activities and development and opt-out royalty (income)/expense	14	(22)

Dollars in Millions	March 31, 2011	December 31, 2010
Investment in affiliates – territory covering Europe and Asia	$48	$22
Deferred income – irbesartan license fee	52	60

The following is summarized financial information for interests in the partnerships with sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Net sales	$379	$548
Gross profit	168	244
Net income	140	194

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), excluding certain Asia Pacific countries. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by the Company or Otsuka. In the U.S., United Kingdom (UK), Germany, France and Spain, where the product is copromoted and invoiced to third-party customers by the Company on behalf of Otsuka, the Company recognizes alliance revenue for its contractual share of third-party net sales and recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the U.S. starting January 1, 2011, the Company’s contractual share was reduced from 58% to 53.5% and will be further reduced to 51.5% in 2012. Further reductions in the Company’s U.S. contractual share of revenue in the U.S. will occur on January 1, 2013 under the terms of the commercialization agreement. Otsuka reimburses the Company 30% of ABILIFY* related operating expenses in the U.S. Reimbursements are netted principally in advertising and product promotion and marketing, selling and administrative expenses. In France, Germany, Spain and, beginning on January 1, 2011 in the UK, the Company receives 65% of third-party net sales with no expense reimbursement. In certain countries where the Company is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, the Company recognizes all of the net sales and related cost of products sold and expenses.

The Company paid Otsuka $400 million in April 2009 for extending the term of the U.S. portion of the commercialization and manufacturing agreement through April 2015. This payment is included in other assets and is being amortized as a reduction of net sales through the extension period. Previously capitalized milestone payments totaling $60 million are included in intangible assets and amortized to cost of products sold over the remaining life of the agreement in the U.S.

The Company and Otsuka also have an oncology collaboration for SPRYCEL (dasatinib) and IXEMPRA (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the “Oncology Territory”). The Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory, 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. This fee is included in cost of products sold. Otsuka will contribute 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million. Reimbursements are netted principally in marketing, selling and administrative and advertising and product promotion.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
ABILIFY* net sales, including amortization of extension payment	$624	$617
Oncology Products collaboration fee expense	33	30
Reimbursement of operating expenses to/(from) Otsuka	(22)	(25)
Amortization (income)/expense – extension payment	16	16
Amortization (income)/expense – upfront, milestone and other licensing payments	2	2

	March 31,	December 31,
Dollars in Millions	2011	2010
Other assets – extension payment	$269	$285
Other intangible assets – upfront, milestone and other licensing payments	9	11

Lilly

The Company has a Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of ERBITUX* (cetuximab) and necitumumab (IMC-11F8) in the U.S. The EGFR agreement expires as to ERBITUX* in September 2018 and as to necitumumab when both parties agree to terminate.

Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly, which is included in cost of products sold. In Japan, the Company shares rights to ERBITUX* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck’s net sales of ERBITUX* in Japan which is further shared equally with Lilly. The Company’s share of profits from commercialization in Japan is included in other income. With respect to necitumumab, the companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. The Company will fund 55% of development costs for U.S. studies and will fund 27.5% for global studies. All reimbursements to Lilly are recognized in research and development expense.

Previously capitalized milestone payments are being amortized through 2018, the remaining term of the agreement. The amortization is classified in costs of products sold.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Net sales	$165	$166
Distribution fees and royalty expense	69	65
Research and development expense reimbursement to Lilly – necitumumab	2	3
Amortization (income)/expense – upfront, milestone and other licensing payments	10	10
Japan commercialization fee (income)/expense	(9)	(8)

Dollars in Millions	March 31, 2011	December 31, 2010
Other intangible assets – upfront, milestone and other licensing payments	$276	$286

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Net sales	$271	$250
Equity in net loss of affiliates	5	3

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca). The first agreement (Saxagliptin Agreement) is for the worldwide codevelopment and cocommercialization (excluding Japan) of ONGLYZA (saxagliptin). The second agreement (SGLT2 Agreement) is for the worldwide (including Japan) codevelopment and cocommercialization of dapagliflozin. Both compounds are being studied for the treatment of diabetes and were discovered by the Company. KOMBIGLYZE (saxagliptin and metformin) was codeveloped with AstraZeneca under the Saxagliptin Agreement. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share development expenses, commercialization expenses, and profits and losses equally on a global basis (excluding, in the case of saxagliptin, Japan). The Company will manufacture both products. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive compensation which is tiered based on net sales. Net reimbursements for commercial costs are included principally in advertising and product promotion and selling, general and administrative expenses. AstraZeneca’s share of profits is included in cost of products sold.

Upfront, milestone and other licensing payments received for both compounds totaling $390 million, including $40 million received during the first quarter of 2011, are deferred and amortized over the useful life of the products into other income.

Under each agreement, the Company and AstraZeneca also share in development costs. The majority of development costs under the initial development plans were paid by AstraZeneca (with AstraZeneca bearing all costs of the initial agreed upon development plan for dapagliflozin in Japan). Additional development costs will be shared equally. The net reimbursements to/(from) AstraZeneca for development costs related to saxagliptin and dapagliflozin are netted in research and development.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Net sales	$81	$10
Profit sharing expense	38	5
Commercialization expense reimbursements to/(from) AstraZeneca	(9)	(4)
Research and development expense reimbursements to/(from) AstraZeneca	(14)	—
Amortization (income)/expense – upfront, milestone and other licensing payments	(8)	(6)

Dollars in Millions	March 31, 2011	December 31, 2010
Deferred income – upfront, milestone and other licensing payments	$322	$290

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for ELIQUIS* (apixaban). Effective January 1, 2007, Pfizer funds 60% of all development costs under the initial development plan and the Company funds 40%. The net reimbursements to the Company for ELIQUIS* development costs are netted in research and development. The companies will jointly develop the clinical and marketing strategy and will share commercialization expenses and profits and losses equally on a global basis. The Company is responsible for manufacturing the product under this arrangement.

Upfront, milestone and other licensing payments received totaling $474 million are deferred and amortized over the useful life of the products into other income.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Research and development reimbursements to/(from) Pfizer	$(29)	$(68)
Amortization (income)/expense – upfront, milestone and other licensing payments	(8)	(8)

Dollars in Millions	March 31, 2011	December 31, 2010
Deferred income – upfront, milestone and other licensing payments	$374	$382

Note 3. BUSINESS SEGMENT INFORMATION

The Company operates in a single BioPharmaceuticals segment which is engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through regional organizations that serve the United States; Europe; Latin America, Middle East, and Africa; Japan, Asia Pacific and Canada; and Emerging Markets defined as Brazil, Russia, India, China and Turkey. The business is also supported by global corporate staff functions. The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
PLAVIX*	$1,762	$1,666
AVAPRO*/AVALIDE*	290	314
ABILIFY*	624	617
REYATAZ	366	373
SUSTIVA Franchise	343	335
BARACLUDE	275	216
ERBITUX*	165	166
SPRYCEL	172	131
ORENCIA	199	169
ONGLYZA/KOMBIGLYZE	81	10
Mature Products and All Other	734	810

Net Sales	$5,011	$4,807

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to sanofi and other noncontrolling interest. The reconciliation to earnings before income taxes was as follows:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
BioPharmaceuticals segment income	$1,288	$1,233

Reconciling items:
Downsizing and streamlining of worldwide operations	(44)	(11)
Impairment of manufacturing operations	—	(200)
Accelerated depreciation, asset impairment and other shutdown costs	(23)	(31)
Process standardization implementation costs	(4)	(13)
Litigation charges/(recoveries)	102	—
Upfront, milestone and other licensing payments	(88)	(55)
In-process research and development impairment	(15)	—
Product liability charges	(26)	—
Noncontrolling interest	577	529

Earnings before income taxes	$1,767	$1,452

Note 4. RESTRUCTURING

The following restructuring and other charges were recognized:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Employee termination benefits	$43	$10
Other exit costs	1	1

Provision for restructuring	44	11
Impairment of manufacturing operations	—	200
Accelerated depreciation, asset impairment and other shutdown costs	23	31
Process standardization implementation costs	4	13

Total cost	$71	$255

Restructuring charges were incurred to streamline the organizational structure of the Company. These charges include termination benefits for approximately 435 and 223 manufacturing, selling, administrative, and research and development personnel across all geographic regions for the three months ended March 31, 2011 and 2010, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Liability at January 1	$126	$173

Charges	43	20
Changes in estimates	1	(9)

Provision for restructuring	44	11
Foreign currency translation	—	(3)
Spending	(35)	(30)

Liability at March 31	$135	$151

Most of the accelerated depreciation, asset impairment and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the manufacturing network. These assets continue to be depreciated until the cease use date of the facility. In connection with the continued optimization of the Company’s manufacturing network, the operations in Latina, Italy were sold to International Chemical Investors, SE (ICI) in May 2010 resulting in a $200 million impairment charge recorded to other income/(expense) in the first quarter of 2010 attributed to the write-down of assets to fair value less cost of sale when the assets met the held for sale criteria. Process standardization activities are recognized as incurred in marketing, selling and administrative expense.

Note 5. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2011	2010
Net Earnings Attributable to BMS	$986	$743
Earnings attributable to unvested restricted shares	(2)	(3)

Net Earnings Attributable to BMS common shareholders	$984	$740

Earnings per share – basic	$0.58	$0.43

Weighted-average common shares outstanding – basic	1,702	1,715
Contingently convertible debt common stock equivalents	1	1
Incremental shares attributable to share – based compensation plans	11	9

Weighted-average common shares outstanding – diluted	1,714	1,725

Earnings per share – diluted	$0.57	$0.43

Anti-dilutive weighted-average equivalent shares – stock incentive plans	43	70

Note 6. INCOME TAXES

The effective income tax rate on earnings was 22.6% for the three months ended March 31, 2011 compared to 24.2% for the three months ended March 31, 2010. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the permanent reinvestment of offshore earnings from certain manufacturing operations.

The decrease in the effective income tax rate was due to:

•	Favorable discrete tax adjustments of $100 million as a result of the effective settlement of uncertain tax positions related to the 2005 tax audit in the current period;

•

An unfavorable impact on the prior year rate from a $21 million charge resulting from the elimination of the deductibility of retiree healthcare payments to the extent of tax-free Medicare Part D subsidies that are received after January 1, 2013; and

•	An unfavorable impact on the prior year rate from the research and development tax credit and the controlled foreign corporation look through benefit, which were not extended as of March 31, 2010.

Partially offset by:

•	An unfavorable earnings mix between high and low tax jurisdictions compared to the prior year;

•	The non-tax deductible annual pharmaceutical company fee effective January 1, 2011; and

•	The net impact of other discrete tax adjustments in both periods.

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

The Company is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2011 will decrease in the range of approximately $160 million to $190 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, would involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, debt instruments and derivatives. Due to their short term maturity, the carrying amount of receivables and accounts payable approximate fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

The Company has exposure to market risk due to changes in currency exchange rates and interest rates. As a result, certain derivative financial instruments are used when available on a cost-effective basis to hedge the underlying economic exposure. These instruments qualify as cash flow, net investment and fair value hedges upon meeting certain criteria, including effectiveness of offsetting hedged exposures. Changes in fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

All financial instruments, including derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement. Counterparty credit risk is mitigated by limiting amounts outstanding with any individual counterparty, utilizing conventional derivative financial instruments and using counterparties with Standard & Poor’s and Moody’s long-term debt ratings of ‘A’ or higher. No counterparty has experienced a significant downgrade since January 1, 2011 and the consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

Fair Value Measurements — The fair values of financial instruments are classified into one of the following categories:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. These investments include U.S. treasury bills, U.S. government agency securities, and equity securities.

Level 2: Observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, or other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These investments include corporate debt securities, commercial paper, Federal Deposit Insurance Corporation (FDIC) insured debt securities, certificates of deposit, money market funds, foreign currency forward contracts and interest rate swap contracts. Level 2 derivative instruments are valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs. Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the auction rate securities (ARS) and floating rate securities (FRS) portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. A majority of the ARS, which are private placement securities with long-term nominal maturities, were rated ‘A’ by Standard and Poor’s, and primarily represent interests in insurance securitizations. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity.

The following table summarizes marketable securities at March 31, 2011 and December 31, 2010:

		Unrealized	Unrealized
		Gain in	Loss in
	Amortized	Accumulated	Accumulated	Fair	Fair Value
Dollars in Millions	Cost	OCI	OCI	Value	Level 1	Level 2	Level 3
March 31, 2011
Current Marketable Securities
Certificates of Deposit	$1,650	$—	$—	$1,650	$—	$1,650	$—
Corporate Debt Securities	567	2	—	569	—	569	—
Commercial Paper	918	—	—	918	—	918	—
U.S. Treasury Bills	250	1	—	251	251	—	—

Total Current Marketable Securities	$3,385	$3	$—	$3,388	$251	$3,137	$—

Non-current Marketable Securities
Corporate Debt Securities	$2,259	$19	$(6)	$2,272	$—	$2,272	$—
U.S. Treasury Bills	150	2	—	152	152	—	—
U.S. Government Agency Securities	225	—	—	225	225	—	—
FDIC Insured Debt Securities	303	3	—	306	—	306	—
Auction Rate Securities (ARS)	80	11	—	91	—	—	91
Floating Rate Securities (FRS)	21	—	(2)	19	—	—	19

Total Non-current Marketable Securities	$3,038	$35	$(8)	$3,065	$377	$2,578	$110

Other Assets
Equity Securities	$6	$2	$—	$8	$8	$—	$—

December 31, 2010
Current Marketable Securities
Certificates of Deposit	$1,209	$—	$—	$1,209	$—	$1,209	$—
Corporate Debt Securities	525	2	—	527	—	527	—
Commercial Paper	482	—	—	482	—	482	—
FDIC Insured Debt Securities	50	—	—	50	—	50	—

Total Current Marketable Securities	$2,266	$2	$—	$2,268	$—	$2,268	$—

Non-current Marketable Securities
Corporate Debt Securities	$1,471	$24	$(10)	$1,485	$—	$1,485	$—
U.S. Treasury Bills	400	4	—	404	404	—	—
U.S. Government Agency Securities	375	1	—	376	376	—	—
FDIC Insured Debt Securities	303	3	—	306	—	306	—
Auction Rate Securities (ARS)	80	11	—	91	—	—	91
Floating Rate Securities (FRS)	21	—	(2)	19	—	—	19

Total Non-current Marketable Securities	$2,650	$43	$(12)	$2,681	$780	$1,791	$110

Other Assets
Equity Securities	$6	$—	$—	$6	$6	$—	$—

Money market funds and other securities aggregating $2,710 million and $4,332 million at March 31, 2011 and December 31, 2010, respectively, were valued using Level 2 inputs and are included in cash and cash equivalents. At March 31, 2011, $2,974 million of non-current available for sale corporate debt securities, U.S. government agency securities, U.S. treasury bills, FDIC insured debt securities and floating rate securities mature within five years. All auction rate securities mature beyond 10 years.

Cash Flow Hedges – Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The primary foreign currency exposures hedged are the Euro, Japanese yen, Canadian dollar, British pound, Australian dollar, Swiss franc and Mexican peso. The net deferred losses on foreign currency forward contracts qualifying for cash flow hedge accounting are expected to be reclassified to cost of products sold within the next two years, including $46 million of pre-tax deferred losses within the next 12 months.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three months ended March 31, 2011 and 2010.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($763 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges and are used as part of an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The swaps and underlying debt for the benchmark risk being hedged are recorded at fair value. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized into earnings as an adjustment to interest expense over the remaining life of the debt.

The adjustment to long-term debt from interest rate swaps that qualify as fair value hedges and other items was as follows:

Dollars in Millions	March 31, 2011	December 31, 2010
Principal Value	$4,797	$4,749
Adjustments to Principal Value:
Fair value of interest rate swaps	152	234
Unamortized basis adjustment from swap terminations	351	369
Unamortized bond discounts	(24)	(24)

Total	$5,276	$5,328

During the three months ended March 31, 2011, $50 million aggregate principal value of the 5.875% Debentures due 2036 was repurchased for $54 million and $24 million notional amount of interest rate swaps related to the debt repurchase was terminated resulting in proceeds of $4 million. The corresponding gain related to these transactions was $8 million.

Interest expense was $31 million and $33 million for the three months ended March 31, 2011 and 2010, respectively.

Non-Qualifying Foreign Exchange Contracts — Foreign currency forward contracts are used to offset exposure to foreign currency-denominated monetary assets, liabilities and earnings. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets, liabilities and earnings from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur, and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset, liability or earnings. The effect of non-qualifying hedges on earnings was not significant for the three months ended March 31, 2011 and 2010.

The following table summarizes the fair value of outstanding derivatives:

		March 31, 2011		December 31, 2010			March 31, 2011		December 31, 2010
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$2,894	$169	$3,526	$234	Accrued expenses	$704	$(17)	$—	$—
Foreign currency forward contracts	Other assets	495	6	691	26	Accrued expenses	1,362	(56)	732	(48)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other assets	—	—	—	—	Accrued expenses	139	(2)	—	—

Total derivatives at fair value			$175		$260			$(75)		$(48)

Note 8. RECEIVABLES

Receivables include:

Dollars in Millions	March 31, 2011	December 31, 2010
Trade receivables	$2,147	$2,092
Less allowances	101	107

Net trade receivables	2,046	1,985
Alliance partners receivables	1,140	1,076
Prepaid and refundable income taxes	198	223
Miscellaneous receivables	203	196

Receivables	$3,587	$3,480

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $824 million and $734 million at March 31, 2011 and December 31, 2010, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $246 million and $111 million for the three months ended March 31, 2011 and 2010, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 53% and 51% of total trade receivables at March 31, 2011 and December 31, 2010, respectively.

Note 9. INVENTORIES

Inventories include:

Dollars in Millions	March 31, 2011	December 31, 2010
Finished goods	$414	$397
Work in process	690	608
Raw and packaging materials	218	199

Inventories	$1,322	$1,204

Inventories of $44 million are subject to U.S. Food and Drug Administration (FDA) approval of a manufacturing process change and cannot currently be sold. Inventories expected to remain on-hand beyond one year were $196 million and $297 million at March 31, 2011 and December 31, 2010, respectively, and were included in non-current other assets. Inventories in non-current assets include capitalized costs related to production of products for programs in Phase III development subject to final FDA approval of $40 million and $59 million at March 31, 2011 and December 31, 2010, respectively. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	March 31, 2011	December 31, 2010
Land	$138	$133
Buildings	4,590	4,565
Machinery, equipment and fixtures	3,453	3,423
Construction in progress	139	139

Gross property, plant and equipment	8,320	8,260
Less accumulated depreciation	(3,716)	(3,596)

Property, plant and equipment	$4,604	$4,664

Note 11. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2010	2,205	491	$(17,364)	$3,768
Employee stock compensation plans	—	(6)	193	(92)

Balance at March 31, 2010	2,205	485	$(17,171)	$3,676

Balance at January 1, 2011	2,205	501	$(17,454)	$3,682
Stock repurchase program	—	5	(138)	—
Employee stock compensation plans	—	(7)	293	(246)

Balance at March 31, 2011	2,205	499	$(17,299)	$3,436

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2010	$(343)	$(30)	$(2,158)	$(10)	$(2,541)
Other comprehensive income/(loss)	45	39	17	15	116

Balance at March 31, 2010	$(298)	$9	$(2,141)	$5	$(2,425)

Balance at January 1, 2011	$(222)	$(20)	$(2,163)	$34	$(2,371)
Other comprehensive income/(loss)	(40)	(25)	19	3	(43)

Balance at March 31, 2011	$(262)	$(45)	$(2,144)	$37	$(2,414)

The reconciliation of noncontrolling interest was as follows:

Dollars in Millions	2011	2010
Balance at January 1	$(75)	$(58)
Net earnings attributable to noncontrolling interest	577	528
Distributions	(599)	(486)

Balance at March 31	$(97)	$(16)

Noncontrolling interest is primarily related to the partnerships with sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $196 million and $171 million for three months ended March 31, 2011 and 2010, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to sanofi and sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships.

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but is expected to take place over a few years. It may be suspended or discontinued at any time. During the three months ended March 31, 2011, the Company repurchased 5 million shares at the average price of approximately $25.74 per share for an aggregate cost of $138 million.

Note 12. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2011	2010	2011	2010
Service cost — benefits earned during the year	$10	$11	$2	$2
Interest cost on projected benefit obligation	84	87	7	7
Expected return on plan assets	(115)	(113)	(7)	(6)
Amortization of prior service cost/(benefit)	—	—	(1)	(1)
Amortization of net actuarial loss	28	24	2	3
Curtailments	(1)	3	—	—
Settlements	(2)	—	—	—

Net periodic benefit cost	$4	$12	$3	$5

Contributions to the U.S. pension plans are expected to approximate $330 million during 2011, of which $309 million was contributed in the three months ended March 31, 2011. Contributions to the international plans are expected to range from $75 million to $90 million in 2011, of which $39 million was contributed in the three months ended March 31, 2011.

The expense attributed to defined contribution plans in the U.S. was $39 million and $51 million for the three months ended March 31, 2011 and 2010, respectively.

Note 13. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Stock options	$6	$13
Restricted stock	18	20
Market share units	6	3
Long-term performance awards	8	11

Total stock-based compensation expense	$38	$47

Deferred tax benefit related to stock-based compensation expense	$13	$15

In the first quarter of 2011, 3.0 million restricted stock units, 1.4 million market share units and 1.6 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the first quarter of 2011 was $25.59, $25.83 and $25.30, respectively.

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

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at March 31, 2011 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Market Share Units	Long-Term Performance Awards
Unrecognized compensation cost	$30	$189	$49	$49
Expected weighted-average period of compensation cost to be recognized	1.6 years	2.9 years	3.6 years	1.9 years

Note 14. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. The most significant of these matters are described below.

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

Additionally, on November 13, 2008, Apotex filed a lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of the March 2006 proposed settlement agreement. In April 2011, the New Jersey Superior Court granted the Companies’ cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex has appealed these decisions. It is not possible at this time to determine the outcome of any appeal from the New Jersey Superior Court’s decisions.

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

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against sanofi in the Federal Court of Canada alleging that sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. The ‘777 Patent covers clopidogrel bisulfate and was the patent at issue in the prohibition action in Canada previously disclosed in which the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the ‘777 Patent, held that the asserted claims are novel, not obvious and infringed, and granted sanofi’s application for an order of prohibition against the Minister of Health and Apotex, precluding approval of Apotex’s Abbreviated New Drug Submission until the patent expires in 2012, which decision was affirmed on appeal by both the Federal Court of Appeal and the Supreme Court of Canada. On June 8, 2009, sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial commenced in April 2011.

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

It is not possible at this time to determine the outcome of any appeal of the NJ District Court’s decision. If Otsuka were not to prevail in an appeal, generic competition would likely result in substantial decreases in the sales of ABILIFY* in the U.S., which would have a material adverse effect on the results of operations and cash flows and could be material to financial condition.

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

REYATAZ

In December 2009, the Company and Novartis Pharmaceutical Corporation (Novartis) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva (Bristol-Myers Squibb Company et al v. Teva Pharmaceuticals USA Inc., Civ. No. 09-919-SLR-MPT) for infringement of the two Orange Book listed patents for REYATAZ (U.S. Patent No. 5,849,911 and 6,087,383). Plaintiffs’ filed the infringement action after receiving defendants’ Paragraph IV notice letter challenging both listed patents. The patent infringement lawsuit triggered an automatic 30-month stay of approval of Teva’s aNDA. Discovery in these matters is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company. A trial is scheduled for December 2011.

BARACLUDE

In August 2010, Teva filed an aNDA to manufacture and market generic versions of BARACLUDE. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book listed patent for BARACLUDE, U.S. Patent No. 5,206,244. In September 2010, the Company filed a patent infringement lawsuit in the Delaware District Court against Teva for infringement of the listed patent covering BARACLUDE, which triggered an automatic 30-month stay of approval of Teva’s aNDA. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

SPRYCEL

In September 2010, Apotex filed an aNDA to manufacture and market generic versions of SPRYCEL. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for SPRYCEL, including the composition of matter patent. In November 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Apotex for infringement of the four Orange Book listed patents covering SPRYCEL which triggered an automatic 30-month stay of approval of Apotex’s aNDA. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California State Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the Court of Appeal’s judgment and the matter was remanded to the Superior Court for further proceedings. In March 2011, the defendants’ motion for summary judgment was granted and judgment was entered in favor of the defendants. Plaintiffs have appealed this decision.

ANTITRUST LITIGATION

As previously disclosed, 18 lawsuits comprised of both individual suits and purported class actions were filed against the Company in U.S. District Court, Southern District of Ohio, Western Division, by various plaintiffs, including pharmacy chains (individually and as assignees, in whole or in part, of certain wholesalers), various health and welfare benefit plans/funds and individual residents of various states. These lawsuits alleged, among other things, that the purported settlement with Apotex of the patent infringement litigation violated the Sherman Act and related laws. Plaintiffs were seeking, among other things, permanent injunctive relief barring the Apotex settlement and/or monetary damages. The putative class actions filed on behalf of direct purchasers were consolidated under the caption In re: Plavix Direct Purchaser Antitrust Litigation, and the putative class actions filed on behalf of indirect purchasers were consolidated under the caption In re: Plavix Indirect Purchaser Antitrust Litigation. Amended complaints were filed on October 19, 2007. Defendants filed a consolidated motion to dismiss in December 2007. The District Court granted the defendants’ motion to dismiss all of the direct purchaser claims. No appeal was taken from that dismissal. In January 2011, the District Court granted the defendants’ motion to dismiss with respect to all of the indirect purchaser claims. No appeal was taken from that dismissal. This matter is now resolved.

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

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company is a defendant in five state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court Judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions are currently pending before the Commonwealth Court.

As previously reported, one set of class actions were consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In August 2009, the District Court granted preliminary approval of a proposed settlement of the AWP MDL plaintiffs’ claims against the Company for $19 million, plus half the costs of class notice up to a maximum payment of $1 million. A final approval hearing was held in March 2011, although no decision has yet been issued.

California 340B Litigation

As previously disclosed, in August 2005, the County of Santa Clara filed a purported class action against the Company and numerous other pharmaceutical manufacturers on behalf of itself and a putative class of other cities and counties in California, as well as the covered entities that purchased drugs pursuant to the 340B drug discount program (340B Entities), alleging that manufacturers did not provide proper discounts to 340B Entities. In May 2009, the U.S. District Court for the Northern District of California (District Court) denied plaintiff’s motion, without prejudice, to certify the class. In September 2010, the U.S. Supreme Court granted certiorari on the issue of whether 340B Entities have standing to sue. The District Court had previously dismissed the case after finding that 340B Entities did not have standing, but the U.S. Court of Appeals for the Ninth Circuit reversed the District Court. In March 2011, the U.S. Supreme Court issued a unanimous decision holding that 340B entities do not have standing to sue the defendant manufacturers, effectively ending the litigation.

Qui Tam Litigation

In March 2011, the Company was served with an unsealed qui tam complaint filed by three former sales representatives in California Superior Court, County of Los Angeles. The California Department of Insurance has elected to intervene in the lawsuit. The complaint alleges the Company paid kickbacks to California providers and pharmacies in violation of California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871.7. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

PLAVIX*

As previously disclosed, the Company and certain affiliates of sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). As of March 31, 2011, the companies were defendants in over 20 actions before the NJ District Court and have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. A number of individual lawsuits have been filed in other jurisdictions. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Reglan

The Company is one of a number of defendants in approximately 200 individual lawsuits claiming personal injury allegedly sustained after using Reglan, another brand or generic of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. As of March 31, 2011, the Company was a defendant in over 300 lawsuits filed on behalf of over 450 plaintiffs in federal and state courts throughout the U.S. The Company has entered into two separate settlements in principle to resolve the claims of approximately 200 plaintiffs. Of these, the Company has since finally settled with 80 plaintiffs. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $68 million at March 31, 2011, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility – Environmental & Personal Injury Lawsuits

As previously disclosed, beginning in May 2008, over 100 lawsuits were filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries and property damage resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings likely will be scheduled for the fall of 2011. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site.

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey, Mercer County (NJ Superior Court) a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the actions upon the terms set forth in the MOU. In July 2010, the proposed settlement was approved by the NJ Superior Court. Several objectors to the settlement filed motions for reconsideration asking the Court to reconsider its approval of the settlement which were denied in December 2010. An appeal is pending.

King Pharmaceuticals, Inc.

In November 2009, King Pharmaceuticals, Inc. (King) and affiliated entities filed suit against ZymoGenetics, Inc. (ZymoGenetics), now a wholly owned subsidiary of the Company, in the United States District Court for the Eastern District of Tennessee. King alleges that ZymoGenetics engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. King seeks various forms of relief, including damages and injunctive relief precluding the Company from making certain representations regarding King’s products and the Company’s RECOTHROM product. King also filed motions with the District Court seeking temporary restraining orders and preliminary injunctive relief. In December 2009, the judge denied King’s motions for preliminary injunction, but the lawsuit continues. Trial in the case is currently scheduled for June 2012. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the Company.

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

In March 2011, the Company announced the Food and Drug Administration (FDA) approval of YERVOY (ipilimumab) for the treatment of patients with unresectable (inoperable) or metastatic melanoma. In January 2011, the Company and sanofi-aventis (sanofi) announced that the FDA has granted the companies an additional six-month period of exclusivity to market PLAVIX* (clopidogrel bisulfate). Exclusivity for PLAVIX* in the United States (U.S.) is now scheduled to expire on May 17, 2012.

Highlights

The following table is a summary of our operating activity:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2011	2010
Net Sales	$5,011	$4,807

Net Earnings Attributable to BMS	986	743
Net Earnings Attributable to BMS – Non-GAAP	1,000	967

Diluted Earnings Per Share Attributable to BMS	0.57	0.43
Diluted Earnings Per Share Attributable to BMS – Non-GAAP	0.58	0.56

Cash, Cash Equivalents and Marketable Securities	9,858	9,773

Our operating results reflected an increase in net sales attributed to various key products and the impact of specified items, particularly higher charges in the prior period.

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures see “—Specified Items” and “—Non-GAAP Financial Measures” below.

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

In May 2012, we expect the loss of exclusivity in the U.S. for our largest product, PLAVIX*, after which time we expect a rapid, precipitous and material decline in PLAVIX* net sales and a reduction in net income and operating cash flow. Such events are the norm in the industry when a company experiences the loss of exclusivity of a product (particularly a product that is a small molecule). Recognizing this fact, we are, and have been, focused on sustaining our business and building a robust foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our pipeline, and maintaining and improving our financial strength.

We continue to expand our biologics capabilities. We still rely significantly on small molecules as our strongest, most reliable starting point for discovering potential new medicines, but large molecules, or biologics, derived from recombinant DNA technologies, are becoming increasingly important. Currently, greater than one in three of our pipeline compounds are biologics, as are three of our key marketed products, including YERVOY.

This strategy includes a focus on certain emerging markets, our acquisition and licensing strategy known as “string-of-pearls,” optimizing our mature brands portfolio and managing costs. Our strategy in emerging markets is to develop and commercialize innovative products in key high-growth markets, tailoring the approach to each market. We have continued with our core biopharmaceutical focus and the maximization of the value of our mature brands portfolio.

U.S. Healthcare Reform Legislation

We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law provisions become effective. Two additional provisions that impact our financial results went into effect on January 1, 2011. The first is a 50 percent discount on our brand-name drugs to patients within the Medicare Part D coverage gap, also referred to as the “Donut Hole”. The second is an annual non-tax-deductible pharmaceutical company fee payable to the Federal government based on an allocation of our market share of branded prior year sales to certain U.S. government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE.

The EPS impact of U.S. healthcare reform in 2010 was $0.10 and is expected to be approximately $0.25 in 2011. In 2011, we expect a reduction of net sales of approximately $250 million resulting from new discounts associated with the Medicare Part D coverage gap and an increase in marketing, sales and administrative expenses of approximately $250 million due to the new annual non-tax-deductible pharmaceutical company fee. The incremental impact of the two additional U.S. healthcare reform provisions for new discounts associated with the Medicare Part D coverage gap and the annual pharmaceutical company fee decreased first quarter EPS by approximately $0.03 on both a GAAP and non-GAAP basis. These new healthcare reform provisions are expected to have a greater impact on EPS in future periods in 2011. The new discounts and fee, as well as other aspects of healthcare reform that became effective in 2010, require additional assumptions due to the lack of historical claims experience and as such are subject to changes in estimates.

Manati Warning Letter Update

In 2010, we received a warning letter from the FDA regarding our manufacturing facility in Manati, Puerto Rico. The warning letter focused on certain Good Manufacturing Practices (GMP) processes and practices, which the FDA identified during an inspection, that were to be improved or remediated. The FDA reinspected the Manati site in the first quarter of 2011 and issued Form 483 Inspectional Observations. We are working with the FDA to attempt to resolve all of the outstanding issues under the warning letter and subsequent Form 483 Inspectional Observations. If we are unable to timely and adequately improve or remediate the GMP issues identified to the FDA’s satisfaction, the FDA could subject the Company to additional negative consequences. In addition, it is within the FDA’s discretion to delay an approval decision on the pending NULOJIX (belatacept) Biologics License Application (BLA) filing and/or ORENCIA (abatacept) supplemental Biologics License Application (sBLA) filing for a subcutaneous formulation until these issues are resolved as the manufacturing of these products will be completed at the Manati facility. For further information about the risks associated with the warning letter and subsequent Form 483 Inspectional Observations, see “Part II—Item 1A. Risk Factors.”

Product and Pipeline Developments

We manage our research and development (R&D) programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These Phase III development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, our late-stage development programs are the R&D programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

YERVOY – a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma, which currently is also being studied for other indications including lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer

•	In March 2011, the FDA approved YERVOY for the treatment of patients with newly diagnosed or previously-treated unresectable (inoperable) or metastatic melanoma.

•

In March 2011, the Company announced that the Phase III clinical trial, known as study 024, met its primary endpoint of improving overall survival in previously-untreated patients with metastatic melanoma. Study 024 was designed to assess overall survival in unresectable stage III or stage IV melanoma patients who have not received prior therapy. The study compares YERVOY 10 mg/kg in combination with chemotherapy (dacarbazine) vs. chemotherapy alone. An abstract of the 024 data has been submitted to the American Society of Clinical Oncology for potential presentation at the Annual Meeting in June of this year.

ELIQUIS* (apixaban) – an oral Factor Xa inhibitor in development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in atrial fibrillation that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In March 2011, the Company received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) for ELIQUIS* for the prevention of venous thromboembolic events in adult patients who have undergone elective hip or knee replacement surgery. The CHMP’s positive opinion will now be reviewed by the European Commission which has the authority to approve medicines for the European Union (EU).

•

Based upon discussions with the FDA and in agreement with Pfizer, we expect to submit a New Drug Application (NDA) filing in the U.S. including data from both the AVERROES trial and the ARISTOTLE trial, assuming a positive outcome in the ARISTOTLE study, for an indication in stroke prevention in atrial fibrillation (AF), which will cover the broadest spectrum of patients in one single filing. We expect to have the initial top line results from the ARISTOTLE data in the second quarter of 2011 and submit regulatory filings in the U.S. and Europe either in the third or fourth quarter of 2011.

•

In February 2011, the Company and Pfizer published the full results of the AVERROES study of ELIQUIS* in The New England Journal of Medicine. The study demonstrated that, for patients with AF who were expected or demonstrated to be unsuitable for a vitamin K antagonist therapy such as warfarin, ELIQUIS* was statistically superior to aspirin in reducing the composite of stroke or systemic embolism, without a significant increase in major bleeding, fatal bleeding or intracranial bleeding. There were no significant differences in the risk of hemorrhagic stroke between ELIQUIS* and aspirin. The study results also showed that ELIQUIS* demonstrated superiority for its secondary efficacy endpoint in reducing the composite of stroke, systemic embolism, myocardial infarction or vascular death for patients with AF when compared with aspirin.

NULOJIX (belatacept) – a fusion protein with novel immunosuppressive activity targeted at prevention of solid organ transplant rejection

•

In April 2011, the Company received a positive opinion from the CHMP recommending approval of NULOJIX in combination with corticosteroids and mycophenolic acid (MPA), for prophylaxis of graft rejection in adults receiving a renal transplant. The CHMP’s positive opinion will now be reviewed by the European Commission.

Dapagliflozin – an oral SGLT2 inhibitor for the treatment of diabetes that is part of our strategic alliance with AstraZeneca PLC (AstraZeneca)

•

In March 2011, the Company and AstraZeneca announced that the FDA has accepted for review the NDA for dapagliflozin. A Marketing Authorisation Application (MAA) for dapagliflozin has also been validated by the EMA. The NDA and MAA submissions for dapagliflozin were filed in December 2010. The Prescription Drug User Fee Act (PDUFA) goal date for the FDA is October 28, 2011.

PLAVIX* – a platelet aggregation inhibitor that is part of our alliance with sanofi

•

In January 2011, the Company and sanofi announced that the FDA has granted the companies an additional six-month period of exclusivity to market PLAVIX*. Exclusivity for PLAVIX* in the U.S. is now scheduled to expire on May 17, 2012.

BARACLUDE (entecavir) – an oral antiviral agent for the treatment of chronic hepatitis B

•	In March 2011, the European Commission approved BARACLUDE for the treatment of hepatitis B in adult patients with decompensated liver disease.

ABILIFY* (aripiprazole) – an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of our strategic alliance with Otsuka Pharmaceuticals, Inc. (Otsuka)

•

In February 2011, the Company and Otsuka announced that the FDA approved ABILIFY* as an adjunct to the mood stabilizers lithium or valproate for the maintenance treatment of Bipolar I Disorder. European approval for this use was received in January 2011.

REYATAZ (atazanavir sulfate) – a protease inhibitor for the treatment of HIV

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

ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin) – a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca

•

In February 2011, the Company and AstraZeneca announced that the European Commission approved a label update for ONGLYZA in the treatment of adults with type 2 diabetes who have moderate or severe renal impairment making ONGLYZA the first dipeptidyl peptidase-4 (DDP-4) inhibitor in Europe available for type 2 diabetes patients with moderate or severe renal impairment.

•

In February 2011, the Company and AstraZeneca announced that the FDA approved the inclusion of data from two clinical studies in an update to the ONGLYZA U.S. Prescribing Information for adults with type 2 diabetes. The U.S. label update provides further evidence regarding use in renally impaired adults with type 2 diabetes as well as comparisons between glipizide and ONGLYZA in patients also taking metformin.

Necitumumab (IMC-11F8) – an investigational anti-cancer agent, which is part of our strategic alliance with Eli Lilly and Company (Lilly)

•

In February 2011, the Company and Lilly announced that enrollment was stopped in the Phase III INSPIRE study of necitumumab as a first-line treatment for advanced non-small cell lung cancer. The trial is evaluating the addition of necitumumab to a combination of ALIMTA* (pemetrexed for injection) and cisplatin. The decision to stop enrollment followed an independent Data Monitoring Committee (DMC) recommendation that no new or recently enrolled patients continue treatment in the trial because of safety concerns related to thromboembolism in the experimental arm of the study. The DMC also noted that patients who have already received two or more cycles of necitumumab appear to have a lower ongoing risk for these safety concerns. These patients may choose to remain on the trial, after being informed of the additional potential risks. Investigators will continue to assess patients after two cycles to determine if there is a potential benefit from treatment. Necitumumab continues to be studied in another Phase III trial named SQUIRE. This study is evaluating necitumumab as a potential treatment for a different type of lung cancer called squamous non-small cell lung cancer in combination with GEMZAR* (gemcitabine HCl for injection) and cisplatin. The same independent DMC recommended that this trial continue because no safety concerns have been observed.

THREE MONTHS RESULTS OF OPERATIONS

Our results of operations were as follows:

	Three Months Ended March 31,
Dollars in Millions	2011	2010	% Change
Net Sales	$5,011	$4,807	4%
Total Expenses	$3,244	$3,355	(3)%
Earnings before Income Taxes	$1,767	$1,452	22%
% of net sales	35.3%	30.2%
Provision for Income Taxes	$400	$351	14%
Effective tax rate	22.6%	24.2%
Net Earnings	$1,367	$1,101	24%
% of net sales	27.3%	22.9%
Attributable to Noncontrolling Interest	$381	$358	6%
% of net sales	7.6%	7.4%
Attributable to Bristol-Myers Squibb Company	$986	$743	33%
% of net sales	19.7%	15.5%

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended March 31,		2011 vs. 2010
	Net Sales		Analysis of % Change
Dollars in Millions	2011	2010	Total Change	Volume	Price	Foreign Exchange
U.S.	$3,250	$3,089	5%	(1)%	6%	—
Non-U.S.	1,761	1,718	3%	5%	(4)%	2%

Total	$5,011	$4,807	4%	1%	2%	1%

Our global sales growth in the first quarter of 2011 was led by PLAVIX*, recently launched ONGLYZA/KOMBIGLYZE, BARACLUDE, SPRYCEL and ORENCIA.

U.S. Net Sales

The change in net sales attributed to price was a result of higher average net selling prices for PLAVIX* partially offset by:

•	The reduction in our contractual share of ABILIFY* net sales; and

•	The expansion of Medicaid rebates to drugs used in risk-based Medicaid managed care plans.

The change in net sales attributed to volume reflects:

•	Reduced PLAVIX* prescription demand;

•	The AVALIDE* (irbesartan-hydrochlorothiazide) supply shortage from previously reported recalls and a temporary delay in restocking inventory; partially offset by

•	Increased volume of certain key products including ONGLYZA/KOMBIGLYZE and SPRYCEL.

International Net Sales

The change in net sales attributed to price was impacted by continuing fiscal challenges in European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates and other price reductions.

The change in net sales attributed to volume reflects:

•	Increased demand of BARACLUDE and most other key products; partially offset by

•	Decreased sales of mature brands attributed to divestitures and generic competition.

The change in net sales attributed to foreign exchange was due to a weakening U.S. dollar against the Yen and other currencies, partially offset by the strengthening of the U.S. dollar against the Euro, when compared to the prior period.

In general, our business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within “—Estimated End-User Demand” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of our key products. U.S. and non-U.S. net sales are categorized based upon the location of the customer.

We recognize revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Gross Sales	$5,599	$5,285
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(167)	(136)
Cash Discounts	(67)	(66)
Managed Healthcare Rebates and Other Contract Discounts	(120)	(115)
Medicaid Rebates	(135)	(96)
Sales Returns	(23)	1
Other Adjustments	(76)	(66)

Total Gross-to-Net Sales Adjustments	(588)	(478)

Net Sales	$5,011	$4,807

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2011	$48	$29	$216	$327	$187	$127	$934
Provision related to sales made in current period	167	67	120	135	28	78	595
Provision related to sales made in prior periods	—	—	—	—	(5)	(2)	(7)
Returns and payments	(170)	(70)	(112)	(103)	(16)	(52)	(523)
Impact of foreign currency translation	(1)	—	1	—	1	5	6

Balance at March 31, 2011	$44	$26	$225	$359	$195	$156	$1,005

Gross-to-net sales adjustments as a percentage of gross sales were 11% in 2011 and 9% in 2010 and are primarily a function of changes in sales mix and contractual and legislative discounts and rebates. Gross-to-net sales adjustments increased due to:

•

Charge-backs related to government programs increased due to U.S. sales growth associated with price increases, additional rebates required in certain European countries attributable to government austerity measures and additional accruals associated with the expansion of the Public Health Service 340B program to certain critical access hospitals, cancer hospitals and other covered entities.

•	Medicaid rebates increased due to the expansion of Medicaid rebates to drugs used in risk-based Medicaid managed care plans and higher average selling prices of PLAVIX* and REYATAZ.

•

Managed healthcare rebates and other contract discounts include the impact of the Medicare Part D coverage gap, which was not significant in the first quarter but is expected to increase significantly in the second half of 2011.

•

Sales returns include the expected returns attributable to the loss of patent exclusivity of AVAPRO*/AVALIDE* in Canada in the first quarter of 2011. We have established reserves for estimated returns in connection with a recall of certain lots of AVALIDE*. Adjustments to these reserves might be required in the future based on actual returns.

•	Other adjustments increased overall due to additional rebates required for certain products sold in Europe attributed to government austerity measures and increased rebates for coupon programs.

Net sales of key products represent 85% and 83% of total net sales in the first quarter of 2011 and 2010, respectively. The following table presents U.S. and international net sales by key products, the percentage change from the prior period, and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended March 31,
Dollars in Millions	2011	2010	% Change	% Change Attributable to Foreign Exchange
Key Products
PLAVIX* (clopidogrel bisulfate)
U.S.	$1,641	$1,531	7%	—
Non-U.S.	121	135	(10)%	2%
Total	1,762	1,666	6%	—
AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)
U.S.	160	186	(14)%	—
Non-U.S.	130	128	2%	3%
Total	290	314	(8)%	1%
ABILIFY* (aripiprazole)
U.S.	460	470	(2)%	—
Non-U.S.	164	147	12%	1%
Total	624	617	1%	—
REYATAZ (atazanavir sulfate)
U.S.	181	186	(3)%	—
Non-U.S.	185	187	(1)%	1%
Total	366	373	(2)%	—
SUSTIVA (efavirenz) Franchise
U.S.	215	214	—	—
Non-U.S.	128	121	6%	—
Total	343	335	2%	—
BARACLUDE (entecavir)
U.S.	48	42	14%	—
Non-U.S.	227	174	30%	4%
Total	275	216	27%	3%
ERBITUX* (cetuximab)
U.S.	162	163	(1)%	—
Non-U.S.	3	3	—	(14)%
Total	165	166	(1)%	—
SPRYCEL (dasatinib)
U.S.	61	38	61%	—
Non-U.S.	111	93	19%	2%
Total	172	131	31%	—
ORENCIA (abatacept)
U.S.	138	126	10%	—
Non-U.S.	61	43	42%	—
Total	199	169	18%	1%
ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)
U.S.	57	6	**	—
Non-U.S.	24	4	**	—
Total	81	10	**	**
Mature Products and All Other
U.S.	127	127	—	—
Non-U.S.	607	683	(11)%	2%
Total	734	810	(9)%	2%
**	Change in excess of 200%.

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with sanofi

•	U.S. net sales increased due to higher average net selling prices, which offset decreases in demand. Estimated total U.S. prescription demand decreased 4%.

•

International net sales continue to be negatively impacted by the launch of generic clopidogrel products in the EU. This has a negative impact on both our net sales as it relates to our EU sales in comarketing countries and our equity in net income of affiliates as it relates to our share of sales from our partnership with sanofi in Europe and Asia. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 1. Financial Statements—Note 14. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the sanofi alliance

•

U.S. net sales decreased primarily due to a supply shortage of AVALIDE*, resulting from the previously reported recalls and a temporary delay in restocking inventory. Supply to the markets for two of the three recalled dosage forms was restarted in late February. Total estimated U.S. prescription demand decreased 32% partially offset by higher average net selling prices.

•	International net sales increased due to foreign exchange.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales decreased primarily due to the reduction in our contractual share of net sales recognized from 58% to 53.5%. The decrease was partially offset by higher average net selling prices and increased overall demand. Estimated total U.S. prescription demand increased 5%.

•	International net sales increased primarily due to higher prescription demand.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales decreased due to wholesaler buying patterns. Estimated total U.S. prescription demand increased 1%.

•	International net sales decreased due to lower demand across most international markets.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales remained flat. Estimated total U.S. prescription demand increased 8% offset by wholesaler buying patterns.

•	International net sales increased primarily due to continued demand in the EU.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued strong demand in international markets.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly.

•	Net sales remained flat.

SPRYCEL — an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate) and first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase. SPRYCEL is part of our strategic alliance with Otsuka.

•

U.S. net sales increased due to higher demand attributed to the FDA’s approval of SPRYCEL for first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase in the fourth quarter of 2010 and higher average net selling prices. Estimated total U.S. demand increased 9%.

•

International net sales increased due to higher demand including the impact of the European Commission’s Marketing Authorization of SPRYCEL for first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase in the fourth quarter of 2010.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. net sales increased primarily due to higher demand and higher average net selling prices.

•	International net sales increased primarily due to increases in demand.

ONGLYZA/KOMBIGLYZE — a once-daily oral tablet for the treatment of type 2 diabetes

•

ONGLYZA/KOMBIGLYZE increased primarily due to higher overall demand since the launches of ONGLYZA in various countries in the third quarter of 2009 and KOMBIGLYZE beginning in the fourth quarter of 2010.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets and over the counter brands

•	U.S. net sales remained flat in 2011 as the continued generic erosion of certain products was partially offset by higher average net selling prices.

•

International net sales decreased due to continued generic erosion of certain brands including PRAVACHOL (pravastatin sodium), lower average net selling prices in Europe, the year over year impact of the rationalization and divestitures of our non-strategic product portfolio and lower demand for certain over the counter products.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, federal facilities including VA hospitals, and long-term care, among others. The data is provided by Wolters Kluwer Health (WK), except for SPRYCEL, and based on the Source Prescription Audit which is a product of WK’s own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

The change in SPRYCEL demand is calculated based upon tablets sold through retail and mail order channels based upon data obtained from the IMS Health (IMS) National Sales Perspectives Audit, which is a product of IMS’s own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

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

Estimated End-User Demand

The following table sets forth for each of our key products sold by the U.S. for the three months ended March 31, 2011 compared to the same period in the prior year: (i) total U.S. net sales for each period; (ii) change in reported U.S. net sales for each period; (iii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iv) months of inventory on hand in the wholesale distribution channel.

			Three Months Ended March 31,				At March 31,
	Total U.S. Net Sales		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2011	2010	2011	2010	2011	2010	2011	2010
PLAVIX*	$1,641	$1,531	7%	18%	(4)%	2%	0.4	0.4
AVAPRO*/AVALIDE*	160	186	(14)%	8%	(32)%	(14)%	0.6	0.4
ABILIFY*	460	470	(2)%	(2)%	5%	9%	0.4	0.3
REYATAZ	181	186	(3)%	6%	1%	7%	0.4	0.4
SUSTIVA Franchise(a)	215	214	—	13%	8%	10%	0.4	0.4
BARACLUDE	48	42	14%	17%	11%	12%	0.5	0.5
ERBITUX*(b)	162	163	(1)%	1%	N/A	N/A	0.4	0.4
SPRYCEL	61	38	61%	27%	9%	7%	0.6	0.7
ORENCIA(b)	138	126	10%	27%	N/A	N/A	0.3	0.4
ONGLYZA/KOMBIGLYZE(c)	57	6	**	N/A	**	N/A	0.4	0.5

(a)	The SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX* and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	KOMBIGLYZE was launched in the U.S. in the fourth quarter of 2010.
**	Change in excess of 200%.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described in our 2010 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. There were no U.S. Pharmaceutical products at March 31, 2011 with inventory in excess of one month on hand. The following are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2010:

DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.4 months of inventory on hand at direct customers compared to approximately 1.2 months of inventory on hand at September 30, 2010. The increased level of inventory on hand was primarily due to the September launch of new dosages.

TEMPRA, an analgesic product, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 0.9 months of inventory on hand at September 30, 2010. The increased level of inventory on hand was due to ordering patterns of distributors in Mexico in December of 2010.

LUFTAL, an antacid product, had approximately 1.3 months of inventory on hand at direct customers compared to approximately 0.7 months of inventory on hand at September 30, 2010. The increased level of inventory on hand was due to a build-up of inventory following a stock-out in the second quarter of 2010.

PRINCIPEN, an antibiotic product, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.3 months of inventory on hand at September 30, 2010. The inventory level has decreased as the inventory levels return to normal following the re-enforcement of antibiotic laws in Mexico which require prescriptions for antibiotics.

FERVEX, a cold and flu product, had approximately 6.4 months of inventory on hand internationally at direct customers compared to approximately 2.3 months of inventory on hand at September 30, 2010. The increased level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France.

VIDEX/VIDEX EC, an antiviral product, had approximately 1.7 months of inventory on hand internationally at direct customers compared to approximately 1.5 months of inventory on hand at September 30, 2010. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

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

For products in the U.S. that are not sold exclusively through wholesalers or distributors and for our business outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2011 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Geographic Areas

In general, our products are available in most countries in the world. Our net sales by geographic areas, based on the location of the customer, were as follows:

	Three Months Ended March 31,
	Net Sales			% of Total Net Sales
Dollars in Millions	2011	2010	% Change	2011	2010
United States	$3,250	$3,089	5%	65%	64%
Europe	868	886	(2)%	17%	18%
Japan, Asia Pacific and Canada	449	371	21%	9%	8%
Latin America, the Middle East and Africa	214	225	(5)%	4%	5%
Emerging Markets	206	203	1%	4%	4%
Other	24	33	(27)%	1%	1%

Total	$5,011	$4,807	4%	100%	100%

For a discussion of U.S. net sales variance, see “—Net Sales” above.

Net sales in Europe decreased primarily due to lower net sales of certain mature brands due to divestitures and increased generic competition for PLAVIX* and AVAPRO*/AVALIDE*, partially offset by sales growth for BARACLUDE and other key products. The sales growth of key products was tempered by austerity measures in Europe as discussed in “—Net Sales” above.

Net sales in Japan, Asia Pacific and Canada increased primarily due to higher demand for BARACLUDE, SPRYCEL and all other key products. Net sales benefited from an 8% favorable foreign exchange impact as well as wholesaler build-up of inventory attributed to the ongoing Japanese crisis. These impacts were partially offset by certain mature brands divestitures and generic competition.

No single country outside the U.S. contributed more than 10% of total net sales during the quarters ended March 31, 2011 and 2010.

Expenses

	Three Months Ended March 31,
	Expenses			% of Total Net Sales
Dollars in Millions	2011	2010	% Change	2011	2010
Cost of products sold	$1,343	$1,306	3%	26.8%	27.2%
Marketing, selling and administrative	928	900	3%	18.5%	18.7%
Advertising and product promotion	214	212	1%	4.3%	4.4%
Research and development	935	910	3%	18.7%	18.9%
Provision for restructuring	44	11	**	0.9%	0.2%
Equity in net income of affiliates	(82)	(97)	(15)%	(1.6)%	(2.0)%
Other (income)/expense	(138)	113	**	(2.9)%	2.4%

Total Expenses	$3,244	$3,355	(3)%	64.7%	69.8%

**	Change in excess of 200%.

Cost of products sold as a percentage of net sales was positively impacted by favorable foreign exchange, which was partially offset by lower manufacturing efficiencies compared to the prior year.

Marketing, selling and administrative increased primarily due to a $61 million charge in the first quarter of 2011 attributed to our estimated share of the annual pharmaceutical company fee discussed above in “Executive Summary—U.S. Healthcare Reform Legislation” partially offset by a reduction in sales related activities of certain key products to coincide with their respective life cycle.

Research and development spending increased due to a greater amount of upfront, milestone and other licensing payments in the first quarter of 2011. The first quarter of 2011 includes an $88 million payment associated with an amendment of an intellectual property license agreement for YERVOY prior to its FDA approval in 2011 compared to $55 million of milestone payments in the first quarter of 2010 to Allergan, Inc. and PDL BioPharma Inc.

Provision for restructuring increased due to employee termination benefits for certain workforce reductions taken.

Equity in net income of affiliates decreased due to the continued impact of an alternate salt form of clopidogrel and generic clopidogrel competition on international PLAVIX* net sales.

Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Interest expense	$31	$33
Interest income	(21)	(15)
Impairment of manufacturing operations	—	200
Loss/(Gain) on debt repurchase	(8)	—
Foreign exchange transaction losses/(gains)	(7)	(16)
Gain on sale of product lines, businesses and assets	(9)	(10)
Other income received from alliance partners	(21)	(50)
Pension curtailment and settlement charges	(3)	—
Litigation charges/(recoveries)	(102)	—
Product liability charges	26	—
Other	(24)	(29)

Other (income)/expense	$(138)	$113

•	Impairment of manufacturing operations in 2010 is attributed to the write-down of a facility held for sale in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

•	Gain on debt repurchase is attributed to the repurchase of $50 million of debt and the termination of the related interest rate swaps. See “Item 1. Financial Statements—Note 7. Financial Instruments.”

•	Gain on sale of product lines, businesses and assets primarily related to the sale of certain mature brands.

•

Other income from alliance partners includes income earned from the sanofi partnership and amortization of certain upfront, milestone and other licensing payments related to our alliances. The decrease is attributed to reduced international demand for PLAVIX* which is manufactured by us and sold to sanofi for international distribution.

•	Product liability charges of $26 million were for additional reserves in connection with the breast implant settlement program.

Specified Items

During the quarters ended March 31, 2011 and 2010, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Three Months Ended March 31, 2011

Dollars in Millions	Cost of products sold	Marketing selling and administrative	Research and development	Provision for restructuring	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$44	$—	$44
Accelerated depreciation, asset impairment and other shutdown costs	23	—	—	—	—	23
Process standardization implementation costs	—	4	—	—	—	4

Total Restructuring	23	4	—	44	—	71
Other:
Litigation charges/(recoveries)	—	—	—	—	(102)	(102)
Upfront, milestone and other licensing payments	—	—	88	—	—	88
In-process research and development (IPRD) impairment	—	—	15	—	—	15
Product liability charges	—	—	—	—	26	26

Total	$23	$4	$103	$44	$(76)	98

Income taxes on items above						(28)
Specified tax benefit*						(56)

Decrease to Net Earnings						$14

*	Relates to a tax reserve release regarding the deductibility of certain payments that were specified in prior periods.

Three Months Ended March 31, 2010

Dollars in Millions	Cost of products sold	Marketing selling and administrative	Research and development	Provision for restructuring	Other (income)/ expense	Total
Restructuring Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$11	$—	$11
Impairment of manufacturing operations	—	—	—	—	200	200
Accelerated depreciation, asset impairment and other shutdown costs	31	—	—	—	—	31
Process standardization implementation costs	—	13	—	—	—	13

Total Restructuring	31	13	—	11	200	255
Other:
Upfront, milestone and other licensing payments	—	—	55	—	—	55

Total	$31	$13	$55	$11	$200	310

Income taxes on items above						(86)

Decrease to Net Earnings						$224

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that due to their substantive and unusual nature are evaluated on an individual basis. Non-GAAP information is intended to portray the results of our baseline performance which include the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical products on a global basis and to enhance an investor’s overall understanding of our past financial performance and prospects for the future. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Among the items in GAAP measures but excluded for purposes of determining adjusted earnings and other adjusted measures are: restructuring and other exit costs; accelerated depreciation charges; asset and IPRD impairments; charges and recoveries relating to significant legal proceedings; upfront, milestone and other licensing payments for in-licensing of products that have not achieved regulatory approval, which are immediately expensed; and significant tax events. For a detailed listing of items that are excluded from the non-GAAP earnings, see “—Specified Items” above. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they could reoccur in future periods.

A reconciliation of GAAP to non-GAAP follows:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Net Earnings Attributable to BMS	$986	$14	$1,000	$743	$224	$967
Earnings attributed to unvested restricted shares	(2)	—	(2)	(3)	—	(3)

Net Earnings Attributable to BMS used for Diluted EPS Calculation	$984	$14	$998	$740	$224	$964

Average Common Shares Outstanding—Diluted	1,714	—	1,714	1,725	—	1,725

Diluted EPS Attributable to BMS	$0.57	$0.01	$0.58	$0.43	$0.13	$0.56

Income Taxes

The effective income tax rate on earnings before income taxes was 22.6% for the three months ended March 31, 2011 compared to 24.2% for the three months ended March 31, 2010. See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion. The increase in noncontrolling interest corresponds to increased net sales of PLAVIX* in the U.S. A summary of noncontrolling interest is as follows:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
sanofi partnerships	$573	$520
Other	4	9

Noncontrolling interest—pre-tax	577	529
Income taxes	196	171

Net earnings attributable to noncontrolling interest—net of taxes	$381	$358

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Net cash position was as follows:

	March 31,	December 31,
Dollars in Millions	2011	2010
Cash and cash equivalents	$3,405	$5,033
Marketable securities—current	3,388	2,268
Marketable securities—non-current	3,065	2,681

Total	9,858	9,982

Short-term borrowings, including current portion of long-term debt	135	117
Long-term debt	5,276	5,328

Total debt	5,411	5,445

Net cash position	$4,447	$4,537

We maintain a significant level of working capital, which was approximately $6.5 billion at March 31, 2011 and December 31, 2010. In 2011 and future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments and dividends paid in the U.S. We do not rely on short-term borrowings to meet our liquidity needs.

Cash, cash equivalents and marketable securities held outside the U.S. were approximately $2.4 billion at March 31, 2011 and $1.4 billion at December 31, 2010 which is either utilized to fund non-U.S. operations or repatriated back to the U.S. where taxes have been previously provided. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

Our investment portfolio includes non-current marketable securities which are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only made with highly rated corporate and financial institutions. See “Item 1. Financial Statements—Note 7. Financial Instruments.”

We continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from our direct customers. Currently, we believe these conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of this facility. There were no borrowings outstanding under this revolving credit facility at March 31, 2011 and December 31, 2010.

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers, to third parties. The receivables are sold on a nonrecourse basis and approximated $246 million and $111 million during the three months ended March 31, 2011 and 2010, respectively. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

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

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2011	2010
Cash flow provided by/(used in):
Operating activities	$481	$464
Investing activities	(1,437)	(2,519)
Financing activities	(692)	(486)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for:

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

The net impact of the changes in operating assets and liabilities aggregated to a net cash outflow of $814 million and $793 million during the three months ended March 31, 2011 and 2010, respectively. These items included the impact of changes in receivables, inventories, deferred income, accounts payable, income taxes receivable/payable and other operating assets and liabilities which are discussed in more detail below.

The following summarizes certain working capital components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	March 31, 2011	% of Trailing Twelve Month Net Sales	December 31, 2010	% of Trailing Twelve Month Net Sales
Net trade receivables	$2,046	10.4%	$1,985	10.2%
Inventories	1,322	6.7%	1,204	6.2%
Accounts payable	(2,036)	(10.3)%	(1,983)	(10.2)%

Total	$1,332	6.8%	$1,206	6.2%

During the first quarter of 2011, changes in operating assets and liabilities resulted in a net cash outflow of $814 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($574 million) primarily related to the payment of the 2010 accrued bonuses net of current period expense ($232 million) and pension funding ($348 million);

•	Cash outflows from receivables ($91 million) primarily attributed to the timing of collections from alliances; and

•	Cash outflows from U.S. and foreign income taxes payable ($70 million) primarily attributed to timing of tax payments.

In the first quarter of 2010, changes in operating assets and liabilities resulted in a net cash outflow of $793 million which was impacted by:

•

Cash outflows from other operating assets and liabilities ($557 million) primarily related to the payment of the 2009 accrued bonuses net of first quarter 2010 expense ($248 million) and pension funding ($325 million);

•	Cash outflows from receivables ($309 million) primarily attributed to the timing of collections from alliances and increased sales;

•	Cash outflows from U.S. and foreign income taxes payable ($106 million) primarily attributed to timing of tax payments; and

•	Cash inflows from accounts payables ($119 million) primarily attributed to the timing of vendor and alliance payments.

Investing Activities

Net cash used in investing activities was $1,437 million in the first quarter of 2011 and included:

•	Net purchases of marketable securities ($1,476 million);

•	Litigation recoveries ($102 million); and

•	Capital expenditures ($75 million).

Net cash used in investing activities was $2,519 million in the first quarter of 2010 and included:

•	Net purchases of marketable securities ($2,427 million); and

•	Capital expenditures ($129 million).

Financing Activities

Net cash used in financing activities was $692 million in the first quarter of 2011 and included:

•	Dividend payments ($565 million);

•	Debt repurchase ($54 million); and

•	Repurchases of common stock ($148 million); partially offset by

•	Net proceeds from the exercise of stock options ($53 million).

Net cash provided by financing activities was $486 million in the first quarter of 2010 and included:

•	Dividend payments ($551 million); partially offset by

•	Net proceeds from the exercise of stock options ($82 million).

Dividends declared per common share were $0.33 for the three months ended March 31, 2011 and $0.32 for the three months ended March 31, 2010. Dividend decisions are made on a quarterly basis by our Board of Directors.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2010 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 14. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K except for the following:

We have received a warning letter from the FDA and subsequent Form 483 Inspectional Observations and we may not be able to timely and adequately address the manufacturing issues raised by the FDA.

In 2010, we received a warning letter from the Food and Drug Administration (FDA) regarding our manufacturing facility in Manati, Puerto Rico. The warning letter focused on certain Good Manufacturing Practices (GMP) processes and practices, which the FDA identified during an inspection, that were to be improved or remediated. The FDA reinspected the Manati site in the first quarter of 2011 and issued Form 483 Inspectional Observations. We are working with the FDA to attempt to resolve all of the outstanding issues under the warning letter and subsequent Form 483 Inspectional Observations. If we are unable to timely and adequately improve or remediate the GMP issues identified in the warning letter and Form 483 Inspectional Observations to the FDA’s satisfaction, the FDA could subject the Company to additional negative consequences including a consent decree, fines and/or a temporary delay in production at the facility for further corrective action. In addition, it is within the FDA’s discretion to delay an approval decision on the pending NULOJIX (belatacept) Biologics License Application (BLA) filing and/or ORENCIA (abatacept) supplemental Biologics License Application (sBLA) filing for a subcutaneous formulation until these issues are resolved as the manufacturing of these products will be completed at the Manati facility.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the three month period ended March 31, 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2011	2,911,859	$25.93	2,897,837	$2,338
February 1 to 28, 2011	2,473,453	$25.53	2,458,416	$2,275
March 1 to 31, 2011	2,064,597	$24.92	—	$2,275

Three months ended March 31, 2011	7,449,909		5,356,253

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
101.

The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ELIQUIS is a trademark of Pfizer, Inc., ERBITUX, ALIMTA and GEMZAR are trademarks of Eli Lilly; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of sanofi-aventis; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; and DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: April 28, 2011	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date: April 28, 2011	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer