Form 10-Q
period 2011-06-30
BRISTOL MYERS SQUIBB CO
filed 2011-07-28
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:           1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, N.Y. 10154

(Address of principal executive offices) (Zip Code)

(212) 546-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2011, there were 1,705,666,684 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

JUNE 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income and Retained Earnings	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.
Controls and Procedures	44

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	44

Item 2.
Issuer Purchases of Equity Securities	44

Item 6.
Exhibits	45

Signatures	46

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2011	2010	2011	2010

Net Sales	$5,434	$4,768	$10,445	$9,575

Cost of products sold	1,481	1,277	2,824	2,583
Marketing, selling and administrative	1,040	894	1,968	1,794
Advertising and product promotion	253	263	467	475
Research and development	923	822	1,858	1,732
Provision for restructuring	40	24	84	35
Equity in net income of affiliates	(62)	(85)	(144)	(182)
Other (income)/expense	(31)	(19)	(169)	94

Total Expenses	3,644	3,176	6,888	6,531

Earnings Before Income Taxes	1,790	1,592	3,557	3,044
Provision for income taxes	483	324	883	675

Net Earnings	1,307	1,268	2,674	2,369

Net Earnings Attributable to Noncontrolling Interest	405	341	786	699

Net Earnings Attributable to Bristol-Myers Squibb Company	$902	$927	$1,888	$1,670

Earnings per Common Share Attributable to Bristol-Myers Squibb Company
Basic	$0.53	$0.54	$1.11	$0.97
Diluted	$0.52	$0.53	$1.10	$0.96

Dividends declared per common share	$0.33	$0.32	$0.66	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME AND RETAINED EARNINGS

Dollars in Millions

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
COMPREHENSIVE INCOME

Net Earnings	$1,307	$1,268	$2,674	$2,369
Other Comprehensive Income/(Loss):
Foreign currency translation	16	(6)	28	(40)
Foreign currency translation on net investment hedges	(5)	64	(57)	143
Derivatives qualifying as cash flow hedges, net of taxes of $15 and $(17) for the three months ended June 30, 2011 and 2010, respectively; and $26 and $(30) for the six months ended June 30, 2011 and 2010, respectively	(31)	40	(57)	69
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $(6) and $2 for the three months ended June 30, 2011 and 2010, respectively; and $(7) and $(3) for the six months ended June 30, 2011 and 2010, respectively	12	(4)	13	6
Pension and postretirement benefits, net of taxes of $4 for both the three and six months ended June 30, 2010	—	(12)	—	(12)
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(11) for both the three months ended June 30, 2011 and 2010, respectively; and $(19) and $(23) for the six months ended June 30, 2011 and 2010, respectively	18	26	37	43
Available for sale securities, net of taxes of $(8) and $(2) for the three months ended June 30, 2011 and 2010, respectively; and $(3) and $(1) for the six months ended June 30, 2011 and 2010	15	17	18	32

Total Other Comprehensive Income/(Loss)	25	125	(18)	241

Comprehensive Income	1,332	1,393	2,656	2,610

Comprehensive Income Attributable to Noncontrolling Interest	405	341	786	699

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$927	$1,052	$1,870	$1,911

RETAINED EARNINGS

Retained Earnings at January 1			$31,636	$30,760
Net Earnings Attributable to Bristol-Myers Squibb Company			1,888	1,670
Cash dividends declared			(1,132)	(1,108)

Retained Earnings at June 30			$32,392	$31,322

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$3,665	$5,033
Marketable securities	4,005	2,268
Receivables	4,059	3,480
Inventories	1,492	1,204
Deferred income taxes	1,134	1,036
Prepaid expenses and other	420	252

Total Current Assets	14,775	13,273

Property, plant and equipment	4,554	4,664
Goodwill	5,233	5,233
Other intangible assets	3,222	3,370
Deferred income taxes	521	850
Marketable securities	2,734	2,681
Other assets	794	1,005

Total Assets	$31,833	$31,076

LIABILITIES

Current Liabilities:
Short-term borrowings	$187	$117
Accounts payable	2,401	1,983
Accrued expenses	2,828	2,740
Deferred income	283	402
Accrued rebates and returns	967	857
U.S. and foreign income taxes payable	165	65
Dividends payable	579	575

Total Current Liabilities	7,410	6,739

Pension, postretirement and postemployment liabilities	870	1,297
Deferred income	923	895
U.S. and foreign income taxes payable	710	755
Other liabilities	443	424
Long-term debt	5,332	5,328

Total Liabilities	15,688	15,438

Commitments and contingencies (Note 14)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 5,268 in 2011 and 5,269 in 2010, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2011 and 2010	220	220
Capital in excess of par value of stock	3,321	3,682
Accumulated other comprehensive loss	(2,389)	(2,371)
Retained earnings	32,392	31,636
Less cost of treasury stock — 500 million common shares in 2011 and 501 million in 2010	(17,191)	(17,454)

Total Bristol-Myers Squibb Company Shareholders’ Equity	16,353	15,713
Noncontrolling interest	(208)	(75)

Total Equity	16,145	15,638

Total Liabilities and Equity	$31,833	$31,076

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net earnings	$2,674	$2,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(786)	(699)
Depreciation	228	246
Amortization	168	132
Impairment charges	15	200
Deferred income tax expense	243	97
Stock-based compensation expense	81	96
Other	(113)	(15)
Changes in operating assets and liabilities:
Receivables	(328)	(54)
Inventories	(246)	12
Accounts payable	412	54
Deferred income	(98)	9
U.S. and foreign income taxes payable	(117)	(195)
Other	(559)	(739)

Net Cash Provided by Operating Activities	1,574	1,513

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	2,445	1,481
Purchases of marketable securities	(4,187)	(3,587)
Additions to property, plant and equipment and capitalized software	(149)	(210)
Proceeds from sale of businesses and other investing activities	122	35

Net Cash Used in Investing Activities	(1,769)	(2,281)

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	70	61
Long-term debt borrowings	—	6
Long-term debt repayments	(78)	—
Interest rate swap terminations	89	98
Issuances of common stock	235	122
Common stock repurchases	(385)	(165)
Dividends paid	(1,130)	(1,103)

Net Cash Used in Financing Activities	(1,199)	(981)

Effect of Exchange Rates on Cash and Cash Equivalents	26	(16)

(Decrease)/Increase in Cash and Cash Equivalents	(1,368)	(1,765)
Cash and Cash Equivalents at Beginning of Period	5,033	7,683

Cash and Cash Equivalents at End of Period	$3,665	$5,918

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K.

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

On January 1, 2011, a new revenue recognition standard was adopted for new or materially modified revenue arrangements with upfront licensing fees and contingent milestones relating to research and development deliverables. The guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. The adoption of this standard did not impact the consolidated financial statements.

Note 2. ALLIANCES AND COLLABORATIONS

The Company maintains alliances and collaborations with various third parties for the development and commercialization of certain products. See the 2010 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions, as well as disclosures of other alliances and collaborations.

Sanofi

The Company has agreements with Sanofi for the codevelopment and cocommercialization of AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide) and PLAVIX* (clopidogrel bisulfate). The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. The agreements expire on the later of (i) with respect to PLAVIX*, 2013 and, with respect to AVAPRO*/AVALIDE*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights in the applicable territory.

The Company acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. The Company recognizes net sales in this territory and in comarketing countries outside this territory (e.g., Germany, Italy for irbesartan only, Spain and Greece). Discovery royalties owed to Sanofi are included in cost of products sold. Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia. The Company’s ownership interest in this territory is 49.9%. The Company does not consolidate the partnership entities in this territory but accounts for them under the equity method and reflects its share of the results recognized in equity in net income of affiliates. Distributions of partnership profits relating to the joint ventures among the Company and Sanofi are recognized in other operating activities in the consolidated statements of cash flows.

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

The following summarized financial information is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Territory covering the Americas and Australia:
Net sales	$2,045	$1,828	$4,023	$3,706
Discovery royalty expense	397	327	755	661
Noncontrolling interest – pre-tax	601	500	1,174	1,020
Profit distributions to Sanofi	(702)	(567)	(1,301)	(1,053)

Territory covering Europe and Asia:
Equity in net income of affiliates	(65)	(88)	(151)	(188)
Profit distributions to the Company	67	85	127	154

Other:
Net sales in Europe comarketing countries and other	71	106	145	208
Amortization (income)/expense – irbesartan license fee	(8)	(8)	(16)	(16)
Supply activities and development and opt-out royalty (income)/expense	1	(9)	15	(31)

Dollars in Millions			June 30, 2011	December 31, 2010
Investment in affiliates – territory covering Europe and Asia			$46	$22
Deferred income – irbesartan license fee			44	60

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Net sales	$382	$500	$761	$1,048
Gross profit	172	244	340	488
Net income	142	193	282	387

Otsuka

The Company has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote with Otsuka, ABILIFY* (aripiprazole), excluding certain Asia Pacific countries. Under the terms of the agreement, the Company purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by the Company or Otsuka. In the U.S., United Kingdom (UK), Germany, France and Spain, where the product is copromoted and invoiced to third-party customers by the Company on behalf of Otsuka, the Company recognizes alliance revenue for its contractual share of third-party net sales and recognizes this alliance revenue when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third-party customers. In the U.S. starting January 1, 2011, the Company’s contractual share of revenue was reduced from 58% to 53.5% and will be further reduced to 51.5% in 2012. Further reductions in the Company’s contractual share of revenue in the U.S. will occur on January 1, 2013 under the terms of the commercialization agreement. Otsuka reimburses the Company 30% of ABILIFY* related operating expenses in the U.S. Reimbursements are netted principally in advertising and product promotion and marketing, selling and administrative expenses. In France, Germany, Spain and, beginning on January 1, 2011, the UK, the Company receives 65% of third-party net sales with no expense reimbursement. In certain countries where the Company is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, the Company recognizes all of the net sales and related cost of products sold and expenses.

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

The Company and Otsuka also have an oncology collaboration for SPRYCEL (dasatinib) and IXEMPRA (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the “Oncology Territory”). The Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory, 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. This fee is included in cost of products sold. Otsuka contributes 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million. Reimbursements are netted principally in marketing, selling and administrative expense and advertising and product promotion expense.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
ABILIFY* net sales, including amortization of extension payment	$706	$633	$1,330	$1,250
Oncology Products collaboration fee expense	37	32	70	62
Reimbursement of operating expenses to/(from) Otsuka	(23)	(23)	(45)	(48)
Amortization (income)/expense – extension payment	17	16	33	32
Amortization (income)/expense – upfront, milestone and other licensing payments	2	2	4	4

Dollars in Millions			June 30, 2011	December 31, 2010
Other assets – extension payment			$252	$285
Other intangible assets – upfront, milestone and other licensing payments			7	11

Lilly

The Company has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of ERBITUX* (cetuximab) in North America and Japan and necitumumab (IMC-11F8) in North America. The EGFR agreement expires as to ERBITUX* in September 2018 and as to necitumumab when both parties agree to terminate.

Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly, which is included in cost of products sold. In Japan, the Company shares rights to ERBITUX* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck’s net sales of ERBITUX* in Japan which is further shared equally with Lilly. The Company’s share of profits from commercialization in Japan is included in other income. With respect to necitumumab, the companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. The Company will fund 55% of development costs for U.S. studies, 50% for Japan studies, and 27.5% for global studies. All reimbursements to Lilly are recognized in research and development expense.

Previously capitalized milestone payments are being amortized through 2018, the remaining term of the agreement. The amortization is classified in cost of products sold.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Net sales	$173	$172	$338	$338
Distribution fees and royalty expense	71	71	140	140
Research and development expense reimbursement to Lilly – necitumumab	4	2	6	5
Amortization (income)/expense – upfront, milestone and other licensing payments	9	9	19	19
Japan commercialization fee (income)/expense	(6)	(11)	(15)	(19)

Dollars in Millions			June 30, 2011	December 31, 2010
Other intangible assets – upfront, milestone and other licensing payments			$267	$286

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Net sales	$298	$255	$569	$505
Equity in net loss of affiliates	3	3	8	6

AstraZeneca

The Company maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca). The first agreement (Saxagliptin Agreement) is for the worldwide codevelopment and cocommercialization (excluding Japan) of ONGLYZA (saxagliptin). The second agreement (SGLT2 Agreement) is for the worldwide (including Japan) codevelopment and cocommercialization of dapagliflozin. KOMBIGLYZE (saxagliptin and metformin) was codeveloped with AstraZeneca under the Saxagliptin Agreement and is cocommercialized in the EU under the tradename KOMBOGLYZE. Under each agreement, the two companies will jointly develop the clinical and marketing strategy and share development expenses, commercialization expenses, and profits and losses equally on a global basis (excluding, in the case of saxagliptin, Japan). The Company will manufacture both products. Under each agreement, the Company has the option to decline involvement in cocommercialization in a given country and instead receive compensation which is tiered based on net sales. Net reimbursements for commercial costs are included principally in advertising and product promotion and selling, general and administrative expenses. AstraZeneca’s share of profits is included in cost of products sold.

Upfront, milestone and other licensing payments received for both compounds totaling $470 million, including $80 million and $120 million received during the three and six months ended June 30, 2011, respectively, are deferred and amortized over the useful life of the products into other income.

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

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Net sales	$112	$28	$193	$38
Profit sharing expense	52	13	90	18
Commercialization expense reimbursements to/(from) AstraZeneca	(10)	(8)	(19)	(12)
Research and development expense reimbursements to/(from) AstraZeneca	(15)	3	(29)	3
Amortization (income)/expense – upfront, milestone and other licensing payments	(10)	(7)	(18)	(13)

Dollars in Millions			June 30, 2011	December 31, 2010
Deferred income – upfront, milestone and other licensing payments			$392	$290

Pfizer

The Company and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for ELIQUIS* (apixaban). Effective January 1, 2007, Pfizer funds 60% of all development costs under the initial development plan and the Company funds 40%. The net reimbursements to the Company for ELIQUIS* development costs are netted in research and development. The companies will jointly develop the clinical and marketing strategy and will share commercialization expenses and profits and losses equally on a global basis. The Company is responsible for manufacturing the product under this arrangement. In May 2011, ELIQUIS* was approved in the EU for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery.

Previously received upfront, milestone and other licensing payments totaling $474 million are deferred and amortized over the useful life of the products into other income.

The following summarized financial information related to this alliance is reflected in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Research and development reimbursements to/(from) Pfizer	$(27)	$(51)	$(56)	$(119)
Amortization (income)/expense – upfront, milestone and other licensing payments	(8)	(8)	(16)	(16)

Dollars in Millions			June 30, 2011	December 31, 2010
Deferred income – upfront, milestone and other licensing payments			$366	$382

Exelixis

In July 2011, the Company notified Exelixis, Inc. (Exelixis) that it will terminate its license for XL-281, a Phase I oral anti-cancer compound with utility in RAS and RAF mutant tumors. Effective October 8, 2011, all rights will return to Exelixis which will effectively end the collaboration agreement entered into in December 2008. The Company will no longer be obligated for contingent development and regulatory milestones of $315 million and sales-based milestones of $150 million. The Company’s other collaborations with Exelixis remain unchanged. At June 30, 2011, the Company’s equity investment in Exelixis represented less than 1% of their outstanding shares.

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

Net sales of key products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
PLAVIX*	$1,865	$1,627	$3,627	$3,293
AVAPRO*/AVALIDE*	251	307	541	621
ABILIFY*	706	633	1,330	1,250
REYATAZ	396	357	762	730
SUSTIVA Franchise	371	331	714	666
BARACLUDE	292	223	567	439
ERBITUX*	173	172	338	338
SPRYCEL	193	132	365	263
YERVOY	95	—	95	—
ORENCIA	228	178	427	347
NULOJIX	2	—	2	—
ONGLYZA/KOMBIGLYZE	112	28	193	38
Mature Products and All Other	750	780	1,484	1,590

Net Sales	$5,434	$4,768	$10,445	$9,575

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to Sanofi and other noncontrolling interest. The reconciliation to earnings before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
BioPharmaceuticals segment income	$1,299	$1,180	$2,587	$2,413

Reconciling items:
Restructuring and other charges	(68)	(77)	(139)	(332)
Litigation recovery	—	—	102	—
Upfront, milestone and other licensing payments	(50)	(17)	(138)	(72)
In-process research and development impairment	—	—	(15)	—
Product liability charges	—	—	(26)	—
Noncontrolling interest	609	506	1,186	1,035

Earnings before income taxes	$1,790	$1,592	$3,557	$3,044

Note 4. RESTRUCTURING

The following restructuring and other charges were recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Employee termination benefits	$25	$27	$68	$37
Other exit costs	15	(3)	16	(2)

Provision for restructuring	40	24	84	35
Impairment and loss on sale of manufacturing operations	—	15	—	215
Accelerated depreciation, asset impairment and other shutdown costs	22	27	45	58
Pension curtailment and settlement charges	—	5	—	5
Process standardization implementation costs	6	6	10	19

Total restructuring and other charges	$68	$77	$139	$332

Restructuring charges were incurred to streamline the organizational structure of the Company. These charges include termination benefits for approximately 215 and 260 manufacturing, selling, administrative, and research and development personnel across all geographic regions for the three months ended June 30, 2011 and 2010, respectively, and approximately 650 and 480 manufacturing, selling, administrative, and research and development personnel across all geographic regions for the six months ended June 30, 2011 and 2010, respectively.

Most of the accelerated depreciation, asset impairment and other shutdown costs were included in cost of products sold and primarily relate to the rationalization of the manufacturing network. These assets continue to be depreciated until the cease use date of the facility. In connection with the continued optimization of the Company’s manufacturing network, the operations in Latina, Italy were sold to International Chemical Investors, SE (ICI) in May 2010 resulting in a $215 million loss. The loss consisted of a $200 million impairment charge recorded to other income/(expense) attributed to the write-down of assets to fair value less cost of sale when the assets met the held for sale criteria and $15 million of other working capital adjustments and transaction related fees recorded upon closing. Process standardization activities are recognized as incurred in marketing, selling and administrative expense.

The following table represents the activity of employee termination and other exit cost liabilities:

	Six Months Ended June 30,
Dollars in Millions	2011	2010
Liability at January 1	$126	$173

Charges	86	34
Changes in estimates	(2)	1

Provision for restructuring	84	35
Foreign currency translation	1	(6)
Spending	(83)	(69)

Liability at June 30	$128	$133

Note 5. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2011	2010	2011	2010
Net Earnings Attributable to BMS	$902	$927	$1,888	$1,670
Earnings attributable to unvested restricted shares	(2)	(3)	(4)	(7)

Net Earnings Attributable to BMS common shareholders	$900	$924	$1,884	$1,663

Earnings per share – basic	$0.53	$0.54	$1.11	$0.97

Weighted-average common shares outstanding – basic	1,707	1,718	1,705	1,717
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	14	9	12	9

Weighted-average common shares outstanding – diluted	1,722	1,728	1,718	1,727

Earnings per share – diluted	$0.52	$0.53	$1.10	$0.96

Anti-dilutive weighted-average equivalent shares – stock incentive plans	27	64	39	66

Note 6. INCOME TAXES

The effective income tax rate on earnings was 27.0% for the three months ended June 30, 2011 compared to 20.4% for the three months ended June 30, 2010 and 24.8% for the six months ended June 30, 2011 compared to 22.2% for the six months ended June 30, 2010. The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed that if adopted may increase taxes and reduce the results of operations and cash flows.

The higher effective income tax rate in the three months ended June 30, 2011 was due to:

•	A favorable impact on the prior year rate attributable to a $66 million tax benefit for the re-measurement of a U.S. contingent tax matter related to 2004;

•

A favorable impact on the prior year rate attributable to an out-of-period tax adjustment of $59 million related to previously unrecognized net deferred tax assets primarily attributed to deferred profits related to certain alliances as of December 31, 2009, which was partially offset by a reversal of a $17 million understatement of tax expense in the first quarter of 2010;

•	An unfavorable earnings mix between high and low tax jurisdictions compared to the prior year; and

•	The non-tax deductible annual pharmaceutical company fee effective January 1, 2011.

Partially offset by:

•	The favorable impact on the current year rate from the research and development tax credit and the controlled foreign corporation look through benefit, which were not extended as of June 30, 2010 and

•	A favorable impact on the current year rate attributable to a $15 million tax benefit from the effective settlement of certain foreign tax matters.

The higher effective income tax rate in the six months ended June 30, 2011 was due to the factors discussed above partially offset by favorable discrete tax adjustments of $100 million as a result of the effective settlement of uncertain tax positions related to the 2005 tax audit in the first quarter of 2011.

The Company is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2011 could decrease in the range of approximately $210 million to $240 million in the next twelve months from the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

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

Fair Value Measurements — The fair values of financial instruments are classified into one of the following categories:

Level 1 inputs utilize quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. These instruments include U.S. treasury bills and U.S. government agency securities.

Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, commercial paper, Federal Deposit Insurance Corporation (FDIC) insured debt securities, certificates of deposit, money market funds, foreign currency forward contracts and interest rate swap contracts. Level 2 derivative instruments are valued using LIBOR and EURIBOR yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs. Valuation models are utilized that rely exclusively on Level 3 inputs due to the lack of observable market quotes for the auction rate securities (ARS) and floating rate securities (FRS) portfolio. These inputs are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. A majority of the ARS, which are private placement securities with long-term nominal maturities, were rated ‘A’ by Standard and Poor’s, and primarily represent interests in insurance securitizations. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital markets liquidity.

The following table summarizes available for sale securities at June 30, 2011 and December 31, 2010:

		Unrealized	Unrealized
		Gain in	Loss in
	Amortized	Accumulated	Accumulated	Fair	Fair Value
Dollars in Millions	Cost	OCI	OCI	Value	Level 1	Level 2	Level 3
June 30, 2011
Marketable Securities:
Certificates of Deposit	$1,975	$—	$—	$1,975	$—	$1,975	$—
Corporate Debt Securities	2,959	39	(1)	2,997	—	2,997	—
Commercial Paper	947	—	—	947	—	947	—
U.S. Treasury Bills	400	4	—	404	404	—	—
FDIC Insured Debt Securities	302	3	—	305	—	305	—
Auction Rate Securities (ARS)	80	12	—	92	—	—	92
Floating Rate Securities (FRS)	21	—	(2)	19	—	—	19

Total Marketable Securities	$6,684	$58	$(3)	$6,739	$404	$6,224	$111

December 31, 2010
Marketable Securities:
Certificates of Deposit	$1,209	$—	$—	$1,209	$—	$1,209	$—
Corporate Debt Securities	1,996	26	(10)	2,012	—	2,012	—
Commercial Paper	482	—	—	482	—	482	—
FDIC Insured Debt Securities	353	3	—	356	—	356	—
U.S. Treasury Bills	400	4	—	404	404	—	—
U.S. Government Agency Securities	375	1	—	376	376	—	—
Auction Rate Securities (ARS)	80	11	—	91	—	—	91
Floating Rate Securities (FRS)	21	—	(2)	19	—	—	19

Total Marketable Securities	$4,916	$45	$(12)	$4,949	$780	$4,059	$110

The following table summarizes the classification of available for sale securities in the consolidated balance sheet:

Dollars in Millions	June 30, 2011	December 31, 2010
Current Marketable Securities	$4,005	$2,268
Non-current Marketable Securities	2,734	2,681

Total Marketable Securities	$6,739	$4,949

Money market funds and other securities aggregating $3,362 million and $4,332 million at June 30, 2011 and December 31, 2010, respectively, were included in cash and cash equivalents and valued using Level 2 inputs. At June 30, 2011, $2,642 million of non-current available for sale corporate debt securities, U.S. treasury bills, FDIC insured debt securities and floating rate securities mature within five years. All auction rate securities mature beyond 10 years.

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The primary foreign currency exposures hedged are the Euro, Japanese yen, Canadian dollar, British pound, Australian dollar, Swiss franc and Mexican peso. The net deferred losses on foreign currency forward contracts qualifying for cash flow hedge accounting are expected to be reclassified to cost of products sold within the next two years, including $82 million of pre-tax deferred losses within the next 12 months.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three and six months ended June 30, 2011 and 2010.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($768 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long term debt.

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

The adjustment to long-term debt from interest rate swaps that qualify as fair value hedges and other items was as follows:

Dollars in Millions	June 30, 2011	December 31, 2010
Principal Value	$4,784	$4,749
Adjustments to Principal Value:
Fair value of interest rate swaps	149	234
Unamortized basis adjustment from swap terminations	422	369
Unamortized bond discounts	(23)	(24)

Total Long-term debt	$5,332	$5,328

During the six months ended June 30, 2011, $71 million aggregate principal value of the 5.875% Debentures due 2036 was repurchased for $78 million and $34 million notional amount of interest rate swaps related to the debt repurchase was terminated resulting in proceeds of $6 million. The corresponding gain related to these transactions was $10 million.

During the second quarter of 2011, fixed-to-floating interest rate swap agreements of $800 million notional amount and €75 million notional amount were terminated generating total proceeds of $95 million (including accrued interest of $12 million). During the second quarter of 2010, fixed-to-floating interest rate swap agreements of $237 million notional amount and €500 million notional amount were terminated generating total proceeds of $116 million (including accrued interest of $18 million). The basis adjustment from the swap terminations is amortized as interest expense over the remaining life of the underlying debt.

Interest expense was $32 million for the three months ended June 30, 2011 and 2010, respectively, and $63 million and $65 million for the six months ended June 30, 2011 and 2010, respectively.

Non-Qualifying Foreign Exchange Contracts — Foreign currency forward contracts are used to offset exposure to foreign currency-denominated monetary assets, liabilities and earnings. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets, liabilities and earnings from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur, and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset, liability or earnings. The effect of non-qualifying hedges on earnings was not significant for the three and six months ended June 30, 2011 and 2010.

The following table summarizes the fair value of outstanding derivatives:

		June 30, 2011		December 31, 2010			June 30, 2011		December 31, 2010
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,982	$155	$3,526	$234	Accrued expenses	$710	$(6)	$—	$—
Foreign currency forward contracts	Other assets	596	5	691	26	Accrued expenses	1,830	(84)	732	(48)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other assets	11	—	—	—	Accrued expenses	91	(2)	—	—

Total derivatives at fair value			$160		$260			$(92)		$(48)

Note 8. RECEIVABLES

Receivables include:

Dollars in Millions	June 30, 2011	December 31, 2010
Trade receivables	$2,237	$2,092
Less allowances	121	107

Net trade receivables	2,116	1,985
Alliance partners receivables	1,314	1,076
Prepaid and refundable income taxes	426	223
Miscellaneous receivables	203	196

Receivables	$4,059	$3,480

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $953 million and $734 million at June 30, 2011 and December 31, 2010, respectively. For additional information regarding alliance partners, see “—Note 2. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $525 million and $447 million for the six months ended June 30, 2011 and 2010, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 54% and 51% of total trade receivables at June 30, 2011 and December 31, 2010, respectively.

Note 9. INVENTORIES

Inventories include:

Dollars in Millions	June 30, 2011	December 31, 2010
Finished goods	$437	$397
Work in process	698	608
Raw and packaging materials	357	199

Inventories	$1,492	$1,204

In addition, inventories expected to remain on-hand beyond one year are included in non-current assets and were $248 million (including $41 million of capitalized costs which are subject to regulatory approval prior to being sold) at June 30, 2011 and $297 million at December 31, 2010. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	June 30, 2011	December 31, 2010
Land	$138	$133
Buildings	4,588	4,565
Machinery, equipment and fixtures	3,465	3,423
Construction in progress	152	139

Gross property, plant and equipment	8,343	8,260
Less accumulated depreciation	(3,789)	(3,596)

Property, plant and equipment	$4,554	$4,664

Note 11. EQUITY

Changes in common shares, treasury stock and capital in excess of par value of stock were as follows:

Dollars and Shares in Millions	Common Shares Issued	Treasury Stock	Cost of Treasury Stock	Capital in Excess of Par Value of Stock
Balance at January 1, 2010	2,205	491	$(17,364)	$3,768
Stock repurchase program	—	7	(173)	—
Employee stock compensation plans	—	(7)	266	(71)

Balance at June 30, 2010	2,205	491	$(17,271)	$3,697

Balance at January 1, 2011	2,205	501	$(17,454)	$3,682
Stock repurchase program	—	14	(386)	—
Employee stock compensation plans	—	(15)	649	(361)

Balance at June 30, 2011	2,205	500	$(17,191)	$3,321

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2010	$(343)	$(30)	$(2,158)	$(10)	$(2,541)
Other comprehensive income/(loss)	103	75	31	32	241

Balance at June 30, 2010	$(240)	$45	$(2,127)	$22	$(2,300)

Balance at January 1, 2011	$(222)	$(20)	$(2,163)	$34	$(2,371)
Other comprehensive income/(loss)	(29)	(44)	37	18	(18)

Balance at June 30, 2011	$(251)	$(64)	$(2,126)	$52	$(2,389)

The reconciliation of noncontrolling interest was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Balance at beginning of period	$(97)	$(16)	$(75)	$(58)
Net earnings attributable to noncontrolling interest	609	505	1,186	1,033
Distributions	(720)	(583)	(1,319)	(1,069)

Balance at June 30	$(208)	$(94)	$(208)	$(94)

Noncontrolling interest is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $204 million and $165 million for the three months ended June 30, 2011 and 2010, respectively, and $400 million and $336 million for the six months ended June 30, 2011 and 2010, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis and are included within operating activities in the consolidated statements of cash flows. The above activity includes the pre-tax income and distributions related to these partnerships.

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but is expected to take place over a few years. It may be suspended or discontinued at any time. During the three and six months ended June 30, 2011, the Company repurchased 9 million and 14 million shares, respectively, at the average price of approximately $28.29 per share and $27.32 per share, respectively, for an aggregate cost of $248 million and $386 million, respectively. During the three and six months ended June 30, 2010, the Company repurchased 7 million shares at the average price of approximately $23.75 per share for an aggregate cost of $173 million.

Note 12. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2011	2010	2011	2010	2011	2010	2011	2010
Service cost — benefits earned during the year	$11	$11	$2	$2	$21	$22	$4	$4
Interest cost on projected benefit obligation	86	86	6	8	170	173	13	15
Expected return on plan assets	(118)	(112)	(6)	(6)	(233)	(225)	(13)	(12)
Amortization of prior service cost/(benefit)	—	—	—	(1)	—	—	(1)	(2)
Amortization of net actuarial loss	29	24	1	3	57	48	3	6
Curtailments	—	6	—	—	(1)	9	—	—
Settlements	—	5	—	—	(2)	5	—	—

Total net periodic benefit cost	$8	$20	$3	$6	$12	$32	$6	$11

Contributions to the U.S. pension plans are expected to be approximately $330 million during 2011, of which $319 million was contributed in the six months ended June 30, 2011. Contributions to the international plans are expected to range from $75 million to $90 million in 2011, of which $47 million was contributed in the six months ended June 30, 2011.

The expense attributed to defined contribution plans in the U.S. was $47 million and $44 million for the three months ended June 30, 2011 and 2010, respectively and $86 million and $95 million for the six months ended June 30, 2011 and 2010, respectively.

Note 13. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Stock options	$7	$14	$13	$27
Restricted stock	22	19	40	39
Market share units	5	4	11	7
Long-term performance awards	9	12	17	23

Total stock-based compensation expense	$43	$49	$81	$96

Deferred tax benefit related to stock-based compensation expense	$15	$16	$28	$31

In the six months ended June 30, 2011, 3.1 million restricted stock units, 1.4 million market share units and 1.6 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the six months ended June 30, 2011 was $ 25.68, $ 25.83 and $ 25.30, respectively.

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

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at June 30, 2011 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Market Share Units	Long-Term Performance Awards
Unrecognized compensation cost	$24	$170	$42	$46
Expected weighted-average period in years of compensation cost to be recognized	1.4	2.8	3.4	1.7

Note 14. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. Legal proceedings that are material or that the Company believes could become material are described below.

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

PLAVIX* Litigation – U.S.

Patent Infringement Litigation against Apotex and Related Matters

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is a plaintiff in a pending patent infringement lawsuit instituted in the United States District Court for the Southern District of New York (District Court) entitled Sanofi-Synthelabo, Sanofi-Synthelabo, Inc. and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership v. Apotex. The suit is based on U.S. Patent No. 4,847,265 (the ‘265 Patent), a composition of matter patent, which discloses and claims, among other things, the hydrogen sulfate salt of clopidogrel, a medicine made available in the U.S. by the Companies as PLAVIX*. Also, as previously reported, the District Court upheld the validity and enforceability of the ‘265 Patent, maintaining the main patent protection for PLAVIX* in the U.S. through the life of the patent term which now expires on May 17, 2012. The District Court also ruled that Apotex’s generic clopidogrel bisulfate product infringed the ‘265 Patent and permanently enjoined Apotex from engaging in any activity that infringes the ‘265 Patent, including marketing its generic product in the U.S. until after the patent expires.

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case was remanded to the District Court for further proceedings relating to damages. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision. In November 2009, the U.S. Supreme Court denied the petition, declining to review the Circuit Court’s decision. In December 2009, the Companies filed a motion in the District Court for summary judgment on damages, and in January 2010, Apotex filed a motion seeking a stay of the ongoing damages proceedings pending the outcome of the reexamination of the PLAVIX* patent by the U.S. Patent and Trademark Office (PTO) described below. In April 2010, the District Court denied Apotex’s motion to stay the proceedings. In October 2010, the District Court granted the Companies’ summary judgment motion and awarded $442 million in damages plus costs and interest. Apotex is appealing the amount of the damages award; however, the validity of the patent claiming clopidogrel bisulfate has been finally judicially determined in favor of the Companies maintaining patent protection for PLAVIX* in the U.S. until May 17, 2012 (including additional six-month pediatric exclusivity period). It is not possible at this time to determine whether the amount or the damages award will be upheld on appeal. The Circuit Court hearing on Apotex’s appeal of the damages award occurred in July 2011 and the Companies are awaiting a decision.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in five additional patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. In May 2009, Dr. Reddy’s signed a consent judgment in favor of Sanofi and BMS conceding the validity and infringement of the ‘265 Patent. As previously reported, the patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the Patent expires. Cobalt and Teva each filed an appeal. In July 2009, the Circuit Court issued a mandate in the Teva appeal binding Teva to the decision in the Apotex litigation. In August 2009, Cobalt consented to entry of judgment in its appeal agreeing to be bound by Circuit Court’s decision in the Apotex litigation. The lawsuit against Watson, filed in October 2004, was based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the Court permitted Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. On May 1, 2009, BMS and Watson entered into a stipulation to dismiss the case. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent at the PTO. The PTO granted this request in July of 2007 and in July 2009, the PTO vacated the reexamination proceeding. The lawsuit against Sun, filed on July 11, 2008, is based on infringement of the ‘265 Patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun has agreed to be bound by the outcome of the Apotex litigation. Each of Dr. Reddy’s, Teva, Cobalt, Watson and Sun have filed an aNDA with the FDA, and, with respect to Dr. Reddy’s, Teva, Cobalt and Watson all exclusivity periods and statutory stay periods under the Hatch-Waxman Act have expired. Accordingly, final approval by the FDA would provide each company authorization to distribute a generic clopidogrel bisulfate product in the U.S., subject to various legal remedies for which the Companies may apply including injunctive relief and damages.

On June 1, 2009, Apotex filed a request for ex parte reexamination of the ‘265 Patent at the PTO and in August 2009, the PTO agreed to reexamine the patent. In December 2009, the PTO issued a non-final office action rejecting several claims covering PLAVIX* including the claim that was previously upheld in the litigation against Apotex referred to above. The PTO has issued an ex parte Reexamination Certificate withdrawing the rejections in the non-final office action and confirming patentability of all the claims of the ‘265 Patent. Apotex filed a second request for ex-parte reexamination of the ‘265 Patent and in June 2010, the PTO denied Apotex’s request to reexamine the patent again.

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

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. The ‘777 Patent covers clopidogrel bisulfate and was the patent at issue in the prohibition action in Canada previously disclosed in which the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the ‘777 Patent, held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex, precluding approval of Apotex’s Abbreviated New Drug Submission until the patent expires in 2012, which decision was affirmed on appeal by both the Federal Court of Appeal and the Supreme Court of Canada. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and Sanofi is awaiting a decision.

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

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company is a defendant in five state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court Judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict or, in the alternative, for a new trial. These motions are currently pending before the Commonwealth Court. In June 2011, the Company reached an agreement in principle with the State of Alaska to resolve its AWP lawsuit for an amount that is not material to the Company.

As previously reported, one set of class actions were consolidated in the U.S. District Court for the District of Massachusetts (AWP MDL). In August 2009, the District Court granted preliminary approval of a proposed settlement of the AWP MDL plaintiffs’ claims against the Company for $19 million and in July 2011, the District Court issued a formal, final order and judgment approving the settlement of the AWP MDL.

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

PLAVIX*

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits claiming personal injury allegedly sustained after using PLAVIX*, most of which appear before the United States District Court for the District of New Jersey (NJ District Court). The companies are currently defendants in approximately 20 actions before the NJ District Court and have executed tolling agreements with respect to unfiled claims by potential additional plaintiffs. A number of individual lawsuits have been filed in other jurisdictions. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Reglan

The Company is one of a number of defendants in approximately 200 individual lawsuits claiming personal injury allegedly sustained after using Reglan or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims with approximately 225 plaintiffs. As of June 30, 2011, the Company remains a defendant in over 200 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $68 million at June 30, 2011, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility – Environmental & Personal Injury Lawsuits

Since May 2008, over 250 lawsuits have been filed against the Company in Superior Court, Middlesex County, NJ, by or on behalf of current and former residents of New Brunswick, NJ who live or have lived adjacent to the Company’s New Brunswick facility. The complaints either allege various personal injuries damage resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. Discovery is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings likely will be scheduled for mid-to-late 2012. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.

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

Following the consolidation of the state court actions, on August 20, 2009, the parties entered into a memorandum of understanding (MOU), pursuant to which the parties reached an agreement in principle to settle all of the state and federal actions. Pursuant to the agreements in the MOU, among other things, Medarex made certain supplemental disclosures during the tender offer period. The parties also agreed to present to the Superior Court of New Jersey, Mercer County (NJ Superior Court) a Stipulation of Settlement and any other documentation as may be required in order to obtain approval by the court of the settlement and the dismissal of the actions upon the terms set forth in the MOU. In July 2010, the proposed settlement was approved by the NJ Superior Court. The amount of the settlement awarded is not material to the Company. Several objectors to the settlement filed motions for reconsideration asking the Court to reconsider its approval of the settlement which were denied in December 2010. An appeal is pending.

King Pharmaceuticals, Inc.

In November 2009, King Pharmaceuticals, Inc. (King) and affiliated entities filed suit against ZymoGenetics, Inc. (ZymoGenetics), now a wholly owned subsidiary of the Company, in the United States District Court for the Eastern District of Tennessee. King alleges that ZymoGenetics engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. King seeks various forms of relief, including damages and injunctive relief precluding the Company from making certain representations regarding King’s products and the Company’s RECOTHROM product. King also filed motions with the District Court seeking temporary restraining orders and preliminary injunctive relief. In December 2009, the judge denied King’s motions for preliminary injunction. The parties have reached a settlement in principle to resolve this matter for no monetary consideration.

Note 15. SUBSEQUENT EVENT

On July 21, 2011, the Company entered into a definitive agreement to acquire Amira Pharmaceuticals, Inc. (Amira), a small molecule pharmaceutical company focused on the discovery and early development of medicines for the treatment of inflammatory and fibrotic diseases, for an aggregate purchase price of approximately $325 million plus working capital adjustments and potential additional milestone payments totaling $150 million. The Company will obtain Amira’s fibrosis program, including the lead asset AM152, an orally available lysophosphatidic acid 1 receptor antagonist which has completed Phase I clinical studies. The Company will also obtain Amira’s preclinical autotaxin program, which may be useful in the treatment of neuropathic pain and cancer metastases. The Company plans to retain Amira’s scientists who work on both of these programs. The closing of the transaction is expected to occur during the third quarter of 2011 and is subject to customary regulatory approvals.

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

We have recently had important new product approvals in both the U.S. and Europe and announced important topline results from a key Phase III clinical trial. In July, the European Commission approved YERVOY (ipilimumab) for the treatment of adult patients with previously-treated advanced melanoma. During the second quarter of 2011, NULOJIX (belatacept) was approved in the United States (U.S.) and the European Union (EU) for the prevention of organ rejection in adult patients receiving a kidney transplant and ELIQUIS* (apixaban) was approved in the EU for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery. We also announced positive topline results from our Phase III trial on ELIQUIS* for the study of stroke prevention in patients with atrial fibrillation and presented clinical data from our oncology and diabetes franchises.

Highlights

The following table is a summary of our operating activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2011	2010	2011	2010
Net Sales	$5,434	$4,768	$10,445	$9,575
Total Expenses	3,644	3,176	6,888	6,531
Earnings before Income Taxes	1,790	1,592	3,557	3,044
Provision for Income Taxes	483	324	883	675
Effective tax rate	27.0%	20.4%	24.8%	22.2%

Net Earnings Attributable to BMS	902	927	1,888	1,670
Net Earnings Attributable to BMS – Non-GAAP	971	944	1,971	1,911

Diluted Earnings Per Share Attributable to BMS	0.52	0.53	1.10	0.96
Diluted Earnings Per Share Attributable to BMS – Non-GAAP	0.56	0.54	1.14	1.10

Cash, Cash Equivalents and Marketable Securities			10,404	10,249

Our operating results reflected an increase in net sales attributed to various key products, which included the impact of favorable foreign exchange, and the impact of higher specified item charges in the prior period.

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

In May 2012, we expect the loss of exclusivity in the U.S. for our largest product, PLAVIX* (clopidogrel bisulfate), after which time we expect a rapid, precipitous and material decline in PLAVIX* net sales and a reduction in net income and operating cash flow. We expect a similar decline in AVAPRO*/AVALIDE* net sales immediately following the loss of exclusivity in the U.S. in March 2012. Such events are the norm in the industry when a company experiences the loss of exclusivity of a product (particularly a product that is a small molecule). Recognizing this fact, we are, and have been, focused on sustaining our business and building a robust foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our pipeline, and maintaining and improving our financial strength.

We continue to expand our biologics capabilities. We still rely significantly on small molecules as our strongest, most reliable starting point for discovering potential new medicines, but large molecules, or biologics, derived from recombinant DNA technologies, are becoming increasingly important. Currently, greater than one in three of our pipeline compounds are biologics, as are four of our key marketed products, including YERVOY.

Our strategy includes a focus on certain emerging markets, our acquisition and licensing strategy known as “string-of-pearls,” optimizing our mature brands portfolio and managing costs. Our strategy in emerging markets is to develop and commercialize innovative products in key high-growth markets, tailoring the approach to each market. As part of our “string-of-pearls” strategy, we entered into a definitive agreement to acquire Amira Pharmaceuticals, Inc., a small molecule pharmaceutical company focused on the discovery and early development of medicines for the treatment of inflammatory and fibrotic diseases. We also entered into a license agreement with Innate Pharma S.A. for IPH2102, a novel antibody in Phase I development for the treatment of cancer, in the third quarter of 2011. We are continuing to focus on our core biopharmaceuticals and maximizing the value of our mature brands portfolio.

U.S. Healthcare Reform Legislation

We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law provisions become effective. Two additional provisions that impact our financial results went into effect on January 1, 2011. The first is a 50 percent discount on our brand-name drugs to patients within the Medicare Part D coverage gap, also referred to as the “Donut Hole.” The second is an annual non-tax-deductible pharmaceutical company fee payable to the Federal government based on an allocation of our market share of branded prior year sales to certain U.S. government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE.

The EPS impact of U.S. healthcare reform in 2010 was $0.10 and is expected to be approximately $0.25 in 2011. In 2011, we expect a reduction of net sales of approximately $250 million resulting from new discounts associated with the Medicare Part D coverage gap and an increase in marketing, sales and administrative expenses of approximately $250 million due to the new annual non-tax-deductible pharmaceutical company fee. The incremental impact of the two additional U.S. healthcare reform provisions for new discounts associated with the Medicare Part D coverage gap and the annual pharmaceutical company fee decreased EPS by approximately $0.03 and $0.06 for the three and six months ended June 30, 2011, respectively, on both a GAAP and non-GAAP basis. These new healthcare reform provisions are expected to have a greater impact on EPS in future periods in 2011. The new discounts and fee, as well as other aspects of healthcare reform that became effective in 2010, continue to require additional assumptions due to the lack of sufficient historical claims experience and as such are subject to changes in estimates.

Manati Warning Letter Update

In 2010, we received a warning letter from the FDA regarding our manufacturing facility in Manati, Puerto Rico. The warning letter focused on certain Good Manufacturing Practices (GMP) processes and practices, which the FDA identified during an inspection, that were to be improved or remediated. The FDA reinspected the Manati site in the first quarter of 2011 and issued Form 483 Inspectional Observations. In June 2011, we received a closeout letter from the FDA that the corrective actions we have taken at the Manati manufacturing facility sufficiently addressed the concerns raised in the 2010 FDA warning letter, allowing for FDA approval of NULOJIX and potential FDA approval of the subcutaneous formulation of ORENCIA (abatacept). The FDA reserves the right to reinspect the Manati site in the future.

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

•	In July 2011, the Company announced that the European Commission approved YERVOY for the treatment of adult patients with previously-treated advanced melanoma.

•

In June 2011, the Company announced at the 47th Annual Meeting of the American Society of Clinical Oncology the results on the 024 study which evaluated newly-diagnosed patients treated with YERVOY 10mg/kg in combination with dacarbazine versus dacarbazine alone. There was a significant improvement in overall survival for patients treated with YERVOY plus dacarbazine versus those who received dacarbazine alone. Higher estimated survival rates were observed at one year, two years and three years in patients treated with YERVOY plus dacarbazine versus those that received dacarbazine alone.

•

In June 2011, the Company announced that it has entered into a clinical collaboration with Roche to evaluate the utility of YERVOY in combination with Roche’s investigational BRAF inhibitor, vermurafenib, in treating patients with a specific type of metastatic melanoma.

ELIQUIS* – an oral Factor Xa inhibitor for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery and in development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in patients with atrial fibrillation that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In June 2011, the Company and Pfizer announced that the Phase III ARISTOTLE trial of ELIQUIS* met the primary efficacy objective of non-inferiority to warfarin on the combined outcome of stroke (ischemic, hemorrhagic or unspecified type) and systemic embolism. In addition, ELIQUIS* met the key secondary endpoints of superiority on efficacy and on International Society of Thrombosis and Haemostasis (ISTH) major bleeding compared to warfarin. The Company and Pfizer expect to submit regulatory filings in atrial fibrillation in the U.S. and Europe in the second half of 2011.

•

In May 2011, the Company and Pfizer announced that the European Commission approved ELIQUIS* for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery.

NULOJIX – a fusion protein with novel immunosuppressive activity for the prevention of kidney transplant rejection

•	In June 2011, the Company announced that the FDA and the European Commission approved NULOJIX for prophylaxis of organ rejection in adult patients receiving a kidney transplant.

•

New data on NULOJIX was presented at the 2011 American Transplant Congress including: (i) three-year outcomes from BENEFIT: A Phase III study of NULOJIX vs. cyclosporine in kidney transplant recipients, (ii) three-year safety profile of NULOJIX in kidney transplant recipients from the BENEFIT and BENEFIT-EXT studies, (iii) renal function at two years in kidney transplant recipients switched from cyclosporine or tacrolimus to NULOJIX: results from the long-term extension of a Phase II study, and (iv) three-year outcomes by donor type in Phase III studies of NULOJIX vs. cyclosporine in kidney transplantation (BENEFIT & BENEFIT-EXT).

Dapagliflozin – an oral SGLT2 inhibitor for the treatment of diabetes that is part of our strategic alliance with AstraZeneca PLC (AstraZeneca)

•

In July 2011, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted nine to six that the efficacy and safety data did not provide substantial evidence to support approval of the New Drug Application (NDA) for dapagliflozin as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus. The FDA is not bound by the Advisory Committee’s recommendation but takes its advice into consideration when reviewing New Drug Applications. The Company and AstraZeneca remain committed to dapagliflozin and will continue to work closely with the FDA to support the review of dapagliflozin. The Prescription Drug User Fee Act (PDUFA) date for dapagliflozin is October 28, 2011.

•

In June 2011 at the American Diabetes Association (ADA) meeting, the Company and AstraZeneca presented the results from two 24-week Phase III clinical studies examining dapagliflozin at 5 mg or 10 mg plus metformin extended-release (XR). In previously-untreated adults with type 2 diabetes who had baseline blood sugar levels (glycosylated hemoglobin levels or HbA1c) of up to 12% (mean baseline of 9%), the studies showed that dapagliflozin plus metformin XR significantly reduced blood sugar levels compared to dapagliflozin plus placebo.

•

In June 2011 at the ADA meeting, the Company and AstraZeneca presented the results from a long-term (104 weeks) Phase III clinical study which showed that dapagliflozin added to metformin sustained reductions of blood sugar levels (glycosylated hemoglobin levels or HbA1c) from 52-weeks to 104-weeks, in adults with type 2 diabetes when compared to glipizide (a common sulfonylurea treatment) added to metformin.

•

In June 2011 at the ADA meeting, the Company and AstraZeneca presented the results from an exploratory 78-week study extension of a Phase III clinical study that showed dapagliflozin plus metformin sustained greater mean reductions from baseline in blood sugar levels (glycosylated hemoglobin levels or HbA1c) in patients with type 2 diabetes inadequately controlled with metformin alone, as compared to placebo plus metformin over 102 weeks.

ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin) – a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca

•

In June 2011, the Company and AstraZeneca announced results from an investigational Phase IIIb clinical study which reported that ONGLYZA 5 mg added to insulin (with or without metformin) significantly reduced blood sugar levels (glycosylated hemoglobin levels or HbA1c) at 24 weeks compared to treatment with placebo added to insulin (with or without metformin).

•	In May 2011, the Company and AstraZeneca announced that the State Food and Drug Administration approved ONGLYZA in China.

SPRYCEL (dasatanib) – an oral inhibitor of multiple tyrosine kinases indicated for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate) and first-line treatment of adults. SPRYCEL is part of our strategic alliance with Otsuka.

•	In June 2011, regulatory authorities in Japan approved the use of SPRYCEL as a first-line treatment of chronic myeloid leukemia.

•

In June 2011, the Company and Otsuka announced that five-year follow up data for SPRYCEL 100 mg once daily demonstrated 78% overall survival in patients with chronic-phase myeloid leukemia resistant or intolerant to GLEEVEC*. The results were announced at the 47th Annual Meeting of the American Society of Clinical Oncology.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
			2011 vs. 2010						2011 vs. 2010
	Net Sales		Analysis of % Change				Net Sales		Analysis of % Change
Dollars in Millions	2011	2010	Total Change	Volume	Price	Foreign Exchange	2011	2010	Total Change	Volume	Price	Foreign Exchange
United States	$3,562	$3,105	15%	6%	9%	—	$6,812	$6,194	10%	2%	8%	—
Europe	954	822	16%	6%	(3)%	13%	1,822	1,708	7%	4%	(3)%	6%
Japan, Asia Pacific and Canada	462	403	15%	5%	(1)%	11%	911	774	18%	10%	(2)%	10%
Latin America, the Middle East and Africa	220	199	11%	3%	4%	4%	434	424	2%	(2)%	2%	2%
Emerging Markets	215	201	7%	9%	(7)%	5%	421	404	4%	6%	(6)%	4%
Other	21	38	(45)%	N/A	N/A	2%	45	71	(37)%	N/A	N/A	1%

Total	$5,434	$4,768	14%	5%	5%	4%	$10,445	$9,575	9%	3%	4%	2%

Our global sales growth in 2011 was attributable to higher volume, higher average net selling prices, and favorable foreign exchange.

The change in U.S. net sales attributed to price was a result of higher average net selling prices for PLAVIX*, partially offset by the reduction in our contractual share of ABILIFY*(aripiprazole) net sales, and the expansion of Medicaid rebates to drugs used in risk-based Medicaid managed care plans. The change in U.S. net sales attributed to volume reflects the recent launch of YERVOY and increased demand for ONGLYZA/KOMBIGLYZE and other key products partially offset by decreased prescription demand for AVALIDE* (irbesartan-hydrochlorothiazide) and PLAVIX*.

Net sales in Europe increased primarily due to sales growth of ABILIFY*, ONGLYZA/KOMBIGLYZE, BARACLUDE and ORENCIA partially offset by lower sales of certain mature brands from divestitures and generic competition as well as generic competition for PLAVIX*. The change in net sales was negatively impacted by continuing fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, other price reductions and other restrictive measures.

Net sales in Japan, Asia Pacific and Canada increased primarily due to higher demand for BARACLUDE, SPRYCEL and ORENCIA which was recently launched in Japan. These impacts were partially offset by certain mature brands divestitures and generic competition.

No single country outside the U.S. contributed more than 10% of total net sales during the three and six months ended June 30, 2011 and 2010.

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

We recognize revenue net of various sales adjustments to arrive at net sales as reported in the consolidated statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Gross Sales	$6,081	$5,287	$11,680	$10,572
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(198)	(132)	(365)	(268)
Cash Discounts	(72)	(68)	(139)	(134)
Managed Healthcare Rebates and Other Contract Discounts	(161)	(124)	(281)	(239)
Medicaid Rebates	(132)	(118)	(267)	(214)
Sales Returns	3	(12)	(20)	(11)
Other Adjustments	(87)	(65)	(163)	(131)

Total Gross-to-Net Sales Adjustments	(647)	(519)	(1,235)	(997)

Net Sales	$5,434	$4,768	$10,445	$9,575

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2011	$48	$29	$216	$327	$187	$127	$934
Provision related to sales made in current period	365	139	281	267	51	167	1,270
Provision related to sales made in prior periods	—	—	—	—	(31)	(4)	(35)
Returns and payments	(364)	(141)	(231)	(208)	(54)	(136)	(1,134)
Impact of foreign currency translation	(1)	—	1	—	1	6	7

Balance at June 30, 2011	$48	$27	$267	$386	$154	$160	$1,042

Gross-to-net sales adjustments as a percentage of gross sales were 11% and 10% in three months ended June 30, 2011 and 2010, respectively, and were 11% and 9% in six months ended June 30, 2011 and 2010, respectively, and such changes in rates are primarily a function of changes in sales mix and contractual and legislative discounts and rebates. Gross-to-net sales adjustments increased due to:

•

Charge-backs related to government programs increased due to U.S. sales growth associated with higher average net selling prices and additional rebates required in many European countries attributable to government austerity measures.

•

Managed healthcare rebates and other contract discounts include the impact of the 50% discount on our brand- name drugs to patients within the Medicare Part D coverage gap, which is expected to increase significantly in the second half of 2011.

•

Medicaid rebates increased due to the full year impact of the expansion of Medicaid rebates to drugs used in risk-based Medicaid managed care plans and higher average net selling prices for PLAVIX*, and higher Medicaid channel sales.

•

Sales returns in the six months ended June 30, 2011 included a $20 million reduction for previously established U.S. return reserves in connection with a recall of certain lots of AVALIDE* due to lower returns than expected. Sales returns also include the expected returns attributable to the loss of patent exclusivity of AVAPRO*/AVALIDE* in Canada in the first quarter of 2011.

•	Other adjustments increased due to additional rebates required for certain products sold in Europe attributed to government austerity measures and increased rebates for U.S. coupon programs.

Net sales of key products represent 86% and 84% of total net sales in three months ended 2011 and 2010, respectively, and 86% and 83% of total net sales in six months ended 2011 and 2010, respectively. The following table presents U.S. and international net sales by key products, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2011	2010	% Change	% Change Attributable to Foreign Exchange	2011	2010	% Change	% Change Attributable to Foreign Exchange
Key Products
PLAVIX* (clopidogrel bisulfate)
U.S.	$1,747	$1,496	17%	—	$3,388	$3,027	12%	—
Non-U.S.	118	131	(10)%	6%	239	266	(10)%	4%
Total	1,865	1,627	15%	1%	3,627	3,293	10%	—
AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)
U.S.	133	170	(22)%	—	293	356	(18)%	—
Non-U.S.	118	137	(14)%	7%	248	265	(6)%	6%
Total	251	307	(18)%	3%	541	621	(13)%	2%
ABILIFY* (aripiprazole)
U.S.	517	491	5%	—	977	961	2%	—
Non-U.S.	189	142	33%	14%	353	289	22%	7%
Total	706	633	12%	4%	1,330	1,250	6%	1%
REYATAZ (atazanavir sulfate)
U.S.	189	185	2%	—	370	371	—	—
Non-U.S.	207	172	20%	11%	392	359	9%	5%
Total	396	357	11%	5%	762	730	4%	2%
SUSTIVA (efavirenz) Franchise
U.S.	228	213	7%	—	443	427	4%	—
Non-U.S.	143	118	21%	12%	271	239	13%	5%
Total	371	331	12%	4%	714	666	7%	2%
BARACLUDE (entecavir)
U.S.	51	42	21%	—	99	84	18%	—
Non-U.S.	241	181	33%	11%	468	355	32%	8%
Total	292	223	31%	9%	567	439	29%	6%
ERBITUX* (cetuximab)
U.S.	167	168	(1)%	—	329	331	(1)%	—
Non-U.S.	6	4	50%	33%	9	7	29%	13%
Total	173	172	1%	—	338	338	—	—
SPRYCEL (dasatinib)
U.S.	68	42	62%	—	129	80	61%	—
Non-U.S.	125	90	39%	14%	236	183	29%	7%
Total	193	132	46%	9%	365	263	39%	5%
YERVOY (ipilimumab)
U.S.	95	N/A	N/A	—	95	N/A	N/A	—
Non-U.S.	—	N/A	N/A	N/A	—	N/A	N/A	N/A
Total	95	N/A	N/A	N/A	95	N/A	N/A	N/A
ORENCIA (abatacept)
U.S.	152	137	11%	—	290	263	10%	—
Non-U.S.	76	41	85%	19%	137	84	63%	9%
Total	228	178	28%	4%	427	347	23%	2%
NULOJIX (belatacept)
U.S.	2	N/A	N/A	—	2	N/A	N/A	—
Non-U.S.	—	N/A	N/A	N/A	—	N/A	N/A	N/A
Total	2	N/A	N/A	N/A	2	N/A	N/A	N/A
ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)
U.S.	80	23	**	—	137	29	**	—
Non-U.S.	32	5	**	**	56	9	**	**
Total	112	28	**	**	193	38	**	**
Mature Products and All Other
U.S.	133	138	(4)%	—	260	265	(2)%	—
Non-U.S.	617	642	(4)%	9%	1,224	1,325	(8)%	5%
Total	750	780	(4)%	8%	1,484	1,590	(7)%	4%

**	Change in excess of 200%.

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•	U.S. net sales increased primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased 4% for both the three and six months ended June 30, 2011.

•

International net sales continue to be negatively impacted by generic clopidogrel products in the EU and Australia. This has a negative impact on both our net sales in EU comarketing countries and Australia and our equity in net income of affiliates from our share of sales from our partnership with Sanofi in Europe and Asia. We expect continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates.

•	See “Item 1. Financial Statements—Note 14. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and internationally.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

U.S. net sales decreased due to reduced demand resulting from the AVALIDE* supply shortage associated with previously reported recalls partially offset by higher average net selling prices and the reduction in 2011 of previously established reserves for estimated returns in connection with the recall of certain lots of AVALIDE* during 2010 due to lower actual returns than expected. Total estimated U.S. prescription demand decreased 40% and 36% for the three and six months ended June 30, 2011, respectively, partially offset by higher average net selling prices.

•	International net sales decreased due to lower demand including generic competition in certain EU markets and Canada.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of the Company’s strategic alliance with Otsuka

•

U.S. net sales increased due to higher average net selling prices and increased overall demand offset by the reduction in our contractual share of net sales recognized from 58% to 53.5%. Estimated total U.S. prescription demand increased 6% and 5% for the three and six months ended June 30, 2011, respectively.

•	International net sales increased primarily due to higher demand.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales remained relatively flat. Estimated total U.S. prescription demand increased 2% for both the three and six months ended June 30, 2011.

•	International net sales increased due to higher demand.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased due to higher demand. Estimated total U.S. prescription demand increased 8% for both the three and six months ended June 30, 2011.

•	International net sales increased primarily due to continued demand in the EU.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Net sales increased primarily due to continued strong demand in international markets.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly.

•	Net sales remained flat.

SPRYCEL — an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib mesylate) and first-line treatment of adults. SPRYCEL is part of our strategic alliance with Otsuka.

•

U.S. net sales increased due to higher demand from the recent approval of SPRYCEL for first-line treatment of adults and higher average net selling prices. Estimated total U.S. demand increased 11% and 10% for the three and six months ended June 30, 2011, respectively.

•

International net sales increased due to higher demand including the impact of the European Commission’s Marketing Authorization of SPRYCEL in the fourth quarter of 2010 for first-line treatment of adults.

YERVOY — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	YERVOY was launched in the U.S. in the second quarter of 2011.

•	YERVOY was approved in EU in the third quarter of 2011.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. net sales increased primarily due to higher demand and higher average net selling prices.

•	International net sales increased primarily due to higher demand, including demand resulting from the recent launch in Japan.

NULOJIX — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	NULOJIX was approved and launched in the U.S. in June 2011.

•	NULOJIX was approved in the EU in June 2011 and launched in July 2011.

ONGLYZA/KOMBIGLYZE — a once-daily oral tablet for the treatment of type 2 diabetes

•	ONGLYZA/KOMBIGLYZE increased primarily due to higher overall demand. ONGLYZA/KOMBIGLYZE continues to be launched in various countries.

ELIQUIS* — an oral Factor Xa inhibitor for the prevention of VTE in adult patients who have undergone elective hip or knee replacement surgery and in development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in patients with atrial fibrillation that is part of our strategic alliance with Pfizer

•	ELIQUIS* was approved in the EU for VTE prevention in May 2011 and launched in July 2011.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets and over the counter brands

•

U.S. net sales remained relatively flat in 2011 as the continued generic erosion of certain products was partially offset by sales of RECOTHROM which was acquired as part of our ZymoGenetics, Inc. (ZymoGenetics) acquisition in October 2010.

•

International net sales decreased due to continued generic erosion of certain brands including PRAVACHOL (pravastatin sodium), lower average net selling prices in Europe, the year over year impact of the rationalization and divestitures of our non-strategic product portfolio and lower demand for certain over the counter products.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, federal facilities including Veterans Administration hospitals, and long-term care, among others. The data is provided by Wolters Kluwer Health (WK), except for SPRYCEL, and based on the Source Prescription Audit which is a product of WK’s own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

The change in SPRYCEL demand is calculated based on tablets sold through retail and mail order channels based upon data obtained from the IMS Health (IMS) National Sales Perspectives Audit, which is a product of IMS’s own recordkeeping and projection processes. As such, the data is subject to the inherent limitations of estimates based on sampling and may include a margin of error.

We continuously seek to improve the quality of our estimates of prescription change amounts and ultimate patient/consumer demand by reviewing the calculation methodologies employed and analyzing internal and third-party data. We expect to continue to review and refine our methodologies and processes for calculation of these estimates and will monitor the quality of our own and third parties’ data used in such calculations.

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

Estimated End-User Demand

The following table sets forth each of our key products sold in the U.S. for the three and six months ended June 30, 2011 compared to the same period in the prior year: (i) change in reported U.S. net sales for each period; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iii) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended June 30,				Six Months Ended June 30,				At June 30,
	% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
PLAVIX*	17%	7%	(4)%	(1)%	12%	13%	(4)%	1%	0.4	0.4
AVAPRO*/AVALIDE*	(22)%	(5)%	(40)%	(17)%	(18)%	1%	(36)%	(15)%	0.5	0.4
ABILIFY*	5%	(5)%	6%	5%	2%	(4)%	5%	7%	0.4	0.4
REYATAZ	2%	9%	2%	6%	—	8%	2%	7%	0.5	0.4
SUSTIVA Franchise(a)	7%	10%	8%	10%	4%	11%	8%	10%	0.5	0.4
BARACLUDE	21%	8%	8%	15%	18%	12%	10%	14%	0.5	0.5
ERBITUX*(b)	(1)%	(2)%	N/A	N/A	(1)%	(1)%	N/A	N/A	0.5	0.4
SPRYCEL	62%	27%	11%	7%	61%	27%	10%	7%	0.6	0.7
YERVOY(c)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0.3	N/A
ORENCIA(b)	11%	18%	N/A	N/A	10%	22%	N/A	N/A	0.4	0.4
NULOJIX(d)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
ONGLYZA/KOMBIGLYZE(e)	**	N/A	**	**	**	N/A	**	N/A	0.4	0.4

(a)	The SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*.
(b)	ERBITUX* and ORENCIA are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	YERVOY was launched in the U.S. in the second quarter of 2011.
(d)	NULOJIX was launched in the U.S. in the second quarter of 2011.
(e)	KOMBIGLYZE was launched in the U.S. in the fourth quarter of 2010.
**	Change in excess of 200%.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described in our 2010 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. There were no U.S. pharmaceutical products at June 30, 2011 with inventory in excess of one month on hand. The following are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2011:

DAFALGAN, an analgesic product sold principally in Europe, had approximately 1.3 months of inventory on hand at direct customers compared to approximately 1.4 months of inventory on hand at December 31, 2010. The level of inventory on hand was primarily due to the ordering patterns of private pharmacists in France.

EFFERALGAN, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.0 months of inventory on hand at December 31, 2010. The increased level of inventory on hand was primarily due to ordering patterns of private pharmacists in France.

LUFTAL, an antacid product, had approximately 1.3 months of inventory on hand at direct customers compared to approximately 1.3 months of inventory on hand at December 31, 2010. The level of inventory on hand was primarily due to a build-up of inventory following a stock-out in the second quarter of 2010.

FERVEX, a cold and flu product, had approximately 8.8 months of inventory on hand internationally at direct customers compared to approximately 3.4 months of inventory on hand at December 31, 2010. The level of inventory on hand was primarily due to lower than expected demand in Russia and the ordering patterns of private pharmacists in France.

VIDEX/VIDEX EC, an antiviral product, had approximately 1.4 months of inventory on hand internationally at direct customers compared to approximately 1.7 months of inventory on hand at December 31, 2010. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material as of the dates indicated above.

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

For products in the U.S. that are not sold exclusively through wholesalers or distributors and for our business outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to calculate estimates of such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand for these business units. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product or product presentation launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2011 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2011	2010	% Change	2011	2010	% Change
Cost of products sold	$1,481	$1,277	16%	$2,824	$2,583	9%
Marketing, selling and administrative	1,040	894	16%	1,968	1,794	10%
Advertising and product promotion	253	263	(4)%	467	475	(2)%
Research and development	923	822	12%	1,858	1,732	7%
Provision for restructuring	40	24	67%	84	35	140%
Equity in net income of affiliates	(62)	(85)	(27)%	(144)	(182)	(21)%
Other (income)/expense	(31)	(19)	63%	(169)	94	**

Total Expenses	$3,644	$3,176	15%	$6,888	$6,531	5%

**	Change in excess of 200%.

The increase in cost of products sold as a percentage of net sales was primarily attributed to higher manufacturing costs partially offset by a more favorable product mix.

Marketing, selling and administrative spending increased primarily due to a $121 million charge during the first half of 2011 attributed to our estimated share of the annual pharmaceutical company fee discussed above in “Executive Summary—U.S. Healthcare Reform Legislation” and unfavorable foreign exchange attributed to a weakening U.S. dollar.

Research and development spending increased primarily due to higher upfront, milestone and other licensing payments compared to the prior year periods, higher clinical grant costs and unfavorable foreign exchange. The first quarter of 2011 includes an $88 million payment associated with an amendment of an intellectual property license agreement for YERVOY prior to its FDA approval in 2011.

Provision for restructuring resulted primarily from employee termination benefits for certain workforce reductions.

Equity in net income of affiliates decreased due to the continued impact of an alternate salt form of clopidogrel and generic clopidogrel competition on international PLAVIX* net sales.

Other (income)/expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Interest expense	$32	$32	$63	$65
Interest income	(25)	(16)	(46)	(31)
Impairment and loss on sale of manufacturing operations	—	15	—	215
Gain on debt repurchases	(2)	—	(10)	—
Foreign exchange transaction losses/(gains)	18	(16)	11	(32)
Gain on sale of product lines, businesses and assets	(2)	(5)	(11)	(15)
Other income received from alliance partners	(39)	(44)	(62)	(94)
Pension curtailment and settlement charges	—	14	(3)	14
Litigation charges/(recoveries)	(4)	—	(106)	—
Product liability charges	—	—	26	—
Other	(9)	1	(31)	(28)

Other (income)/expense	$(31)	$(19)	$(169)	$94

•	Impairment and loss on sale of manufacturing operations in 2010 is attributed to the write-down of a facility held for sale in Latina, Italy. See “Item 1. Financial Statements—Note 4. Restructuring.”

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

Specified Items

During the three and six months ended June 30, 2011 and 2010, the following specified items affected the comparability of results of the periods presented herein. Specified items are excluded from segment income.

Three Months Ended June 30, 2011 and 2010

	Cost of products sold		Marketing selling and administrative		Research and development		Provision for restructuring		Other (income)/ expense		Total
Dollars in Millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Restructuring and Other Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$—	$—	$33	$24	$—	$—	$33	$24
Impairment and loss on sales of manufacturing operations	—	—	—	—	—	—	—	—	—	15	—	15
Accelerated depreciation, asset impairment and other shutdown costs	18	27	4	—	—	—	7	—	—	—	29	27
Pension curtailment and settlement charges	—	—	—	—	—	—	—	—	—	5	—	5
Process standardization implementation costs	—	—	6	6	—	—	—	—	—	—	6	6

Total Restructuring	18	27	10	6	—	—	40	24	—	20	68	77
Other Specified Items:
Upfront, milestone and other licensing payments	—	—	—	—	50	17	—	—	—	—	50	17

Total	$18	$27	$10	$6	$50	$17	$40	$24	$—	$20	118	94

Income taxes on items above											(34)	(18)
Out-of-period tax adjustment											—	(59)
Specified tax benefit*											(15)	—

Decrease to Net Earnings											$69	$17

*	Relates to a release of a tax reserve that was specified in a prior period.

Six Months Ended June 30, 2011 and 2010

	Cost of products sold		Marketing selling and administrative		Research and development		Provision for restructuring		Other (income)/ expense		Total
Dollars in Millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Restructuring and Other Activity:
Downsizing and streamlining of worldwide operations	$—	$—	$—	$—	$—	$—	$77	$35	$—	$—	$77	$35
Impairment and loss on sale of manufacturing operations	—	—	—	—	—	—	—	—	—	215	—	215
Accelerated depreciation, asset impairment and other shutdown costs	41	58	4	—	—	—	7	—	—	—	52	58
Pension curtailment and settlement charges	—	—	—	—	—	—	—	—	—	5	—	5
Process standardization implementation costs	—	—	10	19	—	—	—	—	—	—	10	19

Total Restructuring	41	58	14	19	—	—	84	35	—	220	139	332
Other Specified Items:
Litigation recovery	—	—	—	—	—	—	—	—	(102)	—	(102)	—
Upfront, milestone and other licensing payments	—	—	—	—	138	72	—	—	—	—	138	72
In-process research and development (IPRD) impairment	—	—	—	—	15	—	—	—	—	—	15	—
Product liability charges	—	—	—	—	—	—	—	—	26	—	26	—

Total	$41	$58	$14	$19	$153	$72	$84	$35	$(76)	$220	216	404

Income taxes on items above											(62)	(104)
Out-of-period tax adjustment											—	(59)
Specified tax benefit*											(71)	—

Decrease to Net Earnings											$83	$241

*	Relates to releases of tax reserves that were specified in prior periods.

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

Among the items in GAAP measures but excluded for purposes of determining adjusted earnings and other adjusted measures are: restructuring and other exit costs; accelerated depreciation charges; asset and IPRD impairments; charges and recoveries relating to significant legal proceedings; upfront, milestone and other licensing payments for in-licensing of products that have not achieved regulatory approval, which are immediately expensed; and significant tax events. For a detailed listing of items that are excluded from non-GAAP earnings, see “—Specified Items” above. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they could reoccur in future periods.

A reconciliation of GAAP to non-GAAP follows:

	2011			2010
Dollars in Millions, except per share data	GAAP	Specified Items	Non-GAAP	GAAP	Specified Items	Non-GAAP
Three Months Ended June 30,
Net Earnings Attributable to BMS	$902	$69	$971	$927	$17	$944
Earnings attributed to unvested restricted shares	(2)	—	(2)	(3)	—	(3)

Net Earnings Attributable to BMS used for Diluted EPS Calculation	$900	$69	$969	$924	$17	$941

Average Common Shares Outstanding-Diluted	1,722	—	1,722	1,728	—	1,728

Diluted EPS Attributable to BMS	$0.52	$0.04	$0.56	$0.53	$0.01	$0.54

Six Months Ended June 30,
Net Earnings Attributable to BMS	$1,888	$83	$1,971	$1,670	$241	$1,911
Earnings attributed to unvested restricted shares	(4)	—	(4)	(7)	—	(7)

Net Earnings Attributable to BMS used for Diluted EPS Calculation	$1,884	$83	$1,967	$1,663	$241	$1,904

Average Common Shares Outstanding-Diluted	1,718	—	1,718	1,727	—	1,727

Diluted EPS Attributable to BMS	$1.10	$0.04	$1.14	$0.96	$0.14	$1.10

Income Taxes

The effective income tax rate on earnings before income taxes was 27.0% for the three months ended June 30, 2011 compared to 20.4% for the three months ended June 30, 2010 and 24.8% for the six months ended June 30, 2011 compared to 22.2% for the six months ended June 30, 2010. See “Item 1. Financial Statements—Note 6. Income Taxes” for a discussion of factors impacting the effective tax rate.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with Sanofi for the territory covering the Americas related to PLAVIX* and AVAPRO*/AVALIDE* net sales. See “Item 1. Financial Statements—Note 2. Alliances and Collaborations” for further discussion. The increase in noncontrolling interest corresponds to increased net sales of PLAVIX* in the U.S. A summary of noncontrolling interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2011	2010	2011	2010
Sanofi partnerships	$601	$500	$1,174	$1,020
Other	8	6	12	15

Noncontrolling interest-pre-tax	609	506	1,186	1,035
Income taxes	204	165	400	336

Net earnings attributable to noncontrolling interest-net of taxes	$405	$341	$786	$699

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	June 30, 2011	December 31, 2010
Cash and cash equivalents	$3,665	$5,033
Marketable securities—current	4,005	2,268
Marketable securities—non-current	2,734	2,681

Total cash, cash equivalents and marketable securities	10,404	9,982
Short-term borrowings, including current portion of long-term debt	(187)	(117)
Long-term debt	(5,332)	(5,328)

Net cash position	$4,885	$4,537

We maintain a significant level of working capital, which was approximately $7.4 billion and $6.5 billion at June 30, 2011 and December 31, 2010, respectively. In 2011 and future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic alliances and acquisitions, milestone payments, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

Cash, cash equivalents and marketable securities held outside the U.S. were approximately $2.7 billion at June 30, 2011 and $1.4 billion at December 31, 2010 which is either utilized to fund non-U.S. operations or repatriated back to the U.S. where taxes have been previously provided. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

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

As discussed in “—Strategy” above, the loss of exclusivity for our largest product, PLAVIX*, in May 2012 is expected to result in a rapid and material decline in operating cash flow. Additional regulations in the U.S. could be passed in the future which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We also continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions in the EU will not have a material impact on our liquidity, cash flow or financial flexibility.

We have a $2.0 billion five year revolving credit facility from a syndicate of lenders maturing in December 2011, which is extendable with the consent of the lenders. This facility contains customary terms and conditions, including a financial covenant whereby the ratio of consolidated net debt to consolidated capital cannot exceed 50% at the end of each quarter. We have been in compliance with this covenant since the inception of this facility. There were no borrowings outstanding under this revolving credit facility as of June 30, 2011 and December 31, 2010.

As an additional source of liquidity, we sell trade accounts receivables, principally from non-U.S. governments and hospital customers, to third parties. The receivables are sold on a nonrecourse basis and approximated $525 million and $447 million during the six months ended June 30, 2011 and 2010, respectively. Our agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

We continue to maximize our operating cash flows with our working capital initiatives designed to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable. Increases in inventory and accounts payable during 2011 were attributed to advanced purchases of inventory for one of our key products which is expected to be paid and utilized later in 2011. The following summarizes these components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	June 30, 2011	% of Trailing Twelve Month Net Sales	December 31, 2010	% of Trailing Twelve Month Net Sales
Net trade receivables	$2,116	10.4%	$1,985	10.2%
Inventories	1,492	7.3%	1,204	6.2%
Accounts payable	(2,401)	(11.8)%	(1,983)	(10.2)%

Total working capital	$1,207	5.9%	$1,206	6.2%

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2011	2010
Cash flow provided by/(used in):
Operating activities	$1,574	$1,513
Investing activities	(1,769)	(2,281)
Financing activities	(1,199)	(981)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions and tax payments in the ordinary course of business. For example, most pension contributions and employee bonuses are paid in the first quarter of the year.

Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2011 and 2010 were primarily attributed to the net purchases of marketable securities of $1,742 million during 2011 and $2,106 million during 2010. We have continued to increase investments in time deposits and highly rated corporate debt securities with maturities greater than 90 days in order to optimize our return on investment. During 2011 a litigation recovery of $102 million was included in other investing activities.

Financing Activities

Cash flows used in financing activities during the six months ended June 30, 2011 and 2010 were primarily attributed to dividend payments of $1,130 million during 2011 and $1,103 million during 2010. Dividends declared per common share totaled $0.66 for the six months ended June 30, 2011 and $0.64 for the six months ended June 30, 2010. Dividend decisions are made on a quarterly basis by our Board of Directors. In addition, a stock repurchase program was authorized in May 2010, resulting in the repurchase of common stock of $385 million during 2011 and $165 million during 2010. Net proceeds from the issuances of common stock as a result of stock option exercises were $235 million during 2011 and $122 million during 2010 and will vary from period to period based upon fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in our 2010 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the six month period ended June 30, 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2011	2,911,859	$25.93	2,897,837	$2,338
February 1 to 28, 2011	2,473,453	$25.53	2,458,416	$2,275
March 1 to 31, 2011	2,064,597	$24.92	—	$2,275

Three months ended March 31, 2011	7,449,909		5,356,253

April 1 to 30, 2011	6,971	$26.30	—	$2,275
May 1 to 31, 2011	4,383,833	$28.54	4,375,600	$2,150
June 1 to 30, 2011	4,401,073	$28.04	4,396,800	$2,027

Three months ended June 30, 2011	8,791,877		8,772,400

Six months ended June 30, 2011	16,241,786		14,128,653

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
101.

The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

* Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ELIQUIS is a trademark of Pfizer, Inc.; ERBITUX is a trademark of Eli Lilly and Company; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; and DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: July 28, 2011	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date: July 28, 2011	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer