Form 10-K
period 2011-12-31
BRISTOL MYERS SQUIBB CO
filed 2012-02-17
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 1,704,021,710 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $49,348,468,709. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2012, there were 1,688,107,071 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 1, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Over the last few years, we executed our strategy to transform into a next generation biopharmaceutical company. This transformation encompassed all areas of our business and operations. As part of this strategy, we have divested our non-pharmaceutical businesses, implemented our acquisition and licensing strategy known as the “string-of-pearls”, and executed our productivity transformation initiative (PTI). Our divestitures included Medical Imaging in January 2008, ConvaTec in August 2008, and Mead Johnson in December 2009. Our acquisition and licensing transactions included Kosan Biosciences, Inc. in June 2008, Medarex, Inc. (Medarex) in September 2009, ZymoGenetics, Inc. (ZymoGenetics) in October 2010, Amira Pharmaceuticals, Inc. (Amira) in September 2011, and Inhibitex, Inc. (Inhibitex) in February 2012, as well as several license arrangements. We continue to review our cost structure with the intent to maintain a modernized, efficient, and robust balance between building competitive advantages, securing innovative products and planning for the future.

We report financial and operating information in one segment—BioPharmaceuticals. For additional information about business segments, see “Item 8. Financial Statements—Note 2. Business Segment Information.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the United States (U.S.), Puerto Rico and in 6 foreign countries.

U.S. net sales accounted for 65% of total net sales in 2011 and 2010 and 63% of total net sales in 2009 while net sales in Europe accounted for 17%, 18% and 19% of total net sales in 2011, 2010 and 2009. Net sales in Japan accounted for 3% of total net sales in 2011, 2010 and 2009. Net sales in Canada accounted for 3% of total net sales in 2011, 2010 and 2009.

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

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the EU, Japan and Canada. We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country sales are not significant outside the U.S., the EU, Japan and Canada. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication, if there is only one approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

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

The following schedule presents net sales of our key products and estimated basic exclusivity loss in the U.S., EU, Japanese and Canadian markets:

	Net Sales by Products			Past or Currently Estimated Year of Basic Exclusivity Loss
Dollars in Millions	2011	2010	2009	U.S.		EU (a)		Japan		Canada
Key Products
PLAVIX*	$7,087	$6,666	$6,146	2012		2008	(b)	++		2011
AVAPRO*/AVALIDE*	952	1,176	1,283	2012		2007-2013		++		2011
ELIQUIS	—	N/A	N/A	++		2022		++		++
ABILIFY*	2,758	2,565	2,592	2015	(c)	2014	(d)	++		2017	(e)
REYATAZ	1,569	1,479	1,401	2017		2017-2019	(f)	2019		2017
SUSTIVA Franchise	1,485	1,368	1,277	2013	(g)	2013	(h)	++		2013
BARACLUDE	1,196	931	734	2015		2011-2016		2016		2011
ERBITUX*	691	662	683	2016	(i)	++		2016	(j)	2016	(j)
SPRYCEL	803	576	421	2020		2020	(k)	2021		2020
YERVOY	360	N/A	N/A	2023	(j)	2021	(j)	++		++
ORENCIA	917	733	602	2019		2017	(j)	2018	(j)	2014	(l)
NULOJIX	3	N/A	N/A	2023		2021		++		++
ONGLYZA/KOMBIGLYZE	473	158	24	2021		2021		++		2021

Note: The currently estimated earliest year of basic exclusivity loss includes any statutory extensions of exclusivity that have been earned, but not those that have not yet been granted. In some instances, we may be able to obtain an additional six months exclusivity for a product based on the pediatric extension, for example. In certain other instances, there may be later-expiring patents that cover particular forms or compositions of the drug, as well as methods of manufacturing or methods of using the drug. Such patents may sometimes result in a favorable market position for our products, but product exclusivity cannot be predicted or assured. Under the U.S. healthcare law enacted in 2010, qualifying biologic products will receive 12 years of data exclusivity before a biosimilar can enter the market, as described in more detail in “—Intellectual Property and Product Exclusivity” below.

*	Indicates brand names of products which are trademarks not owned by Bristol-Myers Squibb or its subsidiaries. Specific trademark ownership information can be found on page 116.
++	We do not currently market the product in the country or region indicated.
(a)

References to the EU throughout this Form 10-K include all 27 member states that were members of the European Union during the year ended December 31, 2011. Basic patent applications have not been filed in all 27 current member states for all of the listed products. In some instances the date of basic exclusivity loss will be different in various EU member states. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)

Data exclusivity in the EU expired in July 2008. In most of the major markets within Europe, the product has national patents, expiring in 2013, which specifically claim the bisulfate form of clopidogrel. However, generic and alternate salt forms of clopidogrel bisulfate are marketed and compete with PLAVIX* throughout the EU.

(c)	Our rights to commercialize ABILIFY* (aripiprazole) in the U.S. terminate in 2015.
(d)	Our rights to commercialize ABILIFY* in the EU terminate in 2014.
(e)	Exclusivity period is based on regulatory data protection.
(f)	Data exclusivity in the EU expires in 2014.
(g)

Exclusivity period relates to the SUSTIVA brand and does not include exclusivity related to any combination therapy. The composition of matter patent for efavirenz in the U.S. expires in 2013, but a method of use patent for the treatment of HIV infection expires in 2014.

(h)

Exclusivity period relates to the SUSTIVA brand and does not include exclusivity related to any combination therapy. Market exclusivity for SUSTIVA is expected to expire in 2013 in countries in the EU. Data exclusivity for SUSTIVA expired in the EU in 2009.

(i)

Biologic product approved under a Biologics License Application (BLA). Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active ingredient in ERBITUX*. Our rights to commercialize cetuximab terminate in 2018.

(j)	Exclusivity period is based on regulatory data protection.
(k)	Pending patent application in most EU member states.
(l)	Data exclusivity in Canada expires in 2014.

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

Clopidogrel bisulfate was codeveloped and is jointly marketed with Sanofi. For more information about our alliance with Sanofi, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

The composition of matter patent in the U.S. expires on May 17, 2012 (including a pediatric extension).

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

Irbesartan was codeveloped and is jointly marketed with Sanofi. For more information about our alliance with Sanofi, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

The composition of matter patent in the U.S. expires on March 30, 2012 (including a pediatric extension) and in most countries in the EU in 2012 to 2013. Data exclusivity in the EU expired in August 2007 for AVAPRO* and in October 2008 for AVALIDE*. The composition of matter patent expired in Canada in March 2011.

Irbesartan is manufactured by both the Company and Sanofi. We manufacture our bulk requirements for irbesartan and finish AVAPRO*/AVALIDE* in our facilities. For AVALIDE*, we purchase bulk requirements for hydrochlorothiazide from a third-party.

ELIQUIS

ELIQUIS (apixaban) is an oral Factor Xa inhibitor, targeted at the prevention and treatment of venous thromboembolic (VTE) disorders and stroke prevention in atrial fibrillation. It is currently approved in the EU for use in VTE prevention in adult patients who have undergone elective hip or knee replacement surgery and is currently in the registrational process in the U.S. and the E.U. for the prevention of stroke and systemic embolism in patients with atrial fibrillation.

Apixaban was discovered internally and is part of our alliance with Pfizer, Inc. (Pfizer). For more information about our alliance with Pfizer, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.” The composition of matter patent covering apixaban in the U.S. expires in 2023 and in the EU it expires in 2022. Data exclusivity in the EU expires in 2021.

We manufacture our bulk requirements for apixaban and finish the product in our facilities.

ABILIFY*

ABILIFY* (aripiprazole) is an atypical antipsychotic agent for adult patients with schizophrenia, bipolar mania disorder and major depressive disorder. ABILIFY* also has pediatric uses in schizophrenia and bipolar disorder, among others.

We have a global commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), except in Japan, China, Taiwan, North Korea, South Korea, the Philippines, Thailand, Indonesia, Pakistan and Egypt. For more information about our arrangement with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

The basic U.S. composition of matter patent for ABILIFY* and the term of the current ABILIFY* agreement expire in April 2015 (including the granted patent term extension and six month pediatric extension). The basic composition of matter patent protecting aripiprazole is the subject of patent litigation in the U.S. Otsuka has sole rights to enforce this patent. For more information about this litigation matter, see “Item 8. Financial Statements—22. Legal Proceedings and Contingencies.”

A composition of matter patent is in force in Germany, the United Kingdom (UK), France, Italy, the Netherlands, Romania, Sweden, Switzerland, Spain and Denmark. The original expiration date of 2009 has been extended to 2014 by grant of a supplementary protection certificate in all of the above countries except Romania and Denmark. Data exclusivity and the rights to commercialize in the EU expire in 2014. Data exclusivity in Canada expires in 2017.

We obtain our bulk requirements for aripiprazole from Otsuka. Both the Company and Otsuka finish the product in our own respective facilities.

REYATAZ	REYATAZ (atazanavir sulfate) is a protease inhibitor for the treatment of HIV.

We developed atazanavir under a worldwide license from Novartis Pharmaceutical Corporation (Novartis) for which a royalty is paid based on a percentage of net sales. We are entitled to promote REYATAZ for use in combination with NORVIR* (ritonavir) under a non-exclusive license agreement with Abbott Laboratories (Abbott), as amended, for which a royalty is paid based on a percentage of net sales. We recently entered into a licensing agreement with Gilead Sciences, Inc. to develop and commercialize a fixed-dose combination containing REYATAZ and one of Gilead’s compounds in development.

Market exclusivity for REYATAZ is expected to expire in 2017 in the U.S., Canada and the major EU member countries and in 2019 in Japan. Data exclusivity in the EU expires in 2014.

We manufacture our bulk requirements for atazanavir and finish the product in our facilities.

SUSTIVA Franchise

SUSTIVA (efavirenz) is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. The SUSTIVA Franchise includes SUSTIVA, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz which is included in the combination therapy ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining our SUSTIVA and Gilead Sciences, Inc.’s (Gilead) TRUVADA* (emtricitabine and tenofovir disoproxil fumarate). ATRIPLA* is the first complete Highly Active Antiretroviral Therapy treatment product for HIV available in the U.S. in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and help simplify HIV therapy for patients and providers. For more information about our arrangement with Gilead, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Rights to market efavirenz in the U.S., Canada, the United Kingdom (UK), France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. for a royalty based on a percentage of net sales.

The composition of matter patent for efavirenz in the U.S. expires in 2013, but a method of use patent for the treatment of HIV infection expires in 2014, with a possible additional six month pediatric extension.

Market exclusivity for SUSTIVA is expected to expire in 2013 in countries in the EU. Data exclusivity for SUSTIVA expired in the EU in 2009. We do not, but another company does, market efavirenz in Japan. Certain ATRIPLA* patents are the subject of patent litigation in the U.S. At this time, the U.S. patents covering efavirenz composition of matter and method of use have not been challenged. The EU patent for efavirenz is the subject of litigation in the Netherlands, Germany and the UK. For more information about these litigation matters, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

We obtain our bulk requirements for efavirenz from third parties and produce finished goods in our facilities. We provide bulk efavirenz to Gilead, who is responsible for producing the finished ATRIPLA* product.

BARACLUDE

BARACLUDE (entecavir) is a potent and selective inhibitor of hepatitis B virus that was approved by the FDA for the treatment of chronic hepatitis B infection. BARACLUDE was discovered and developed internally. It has also been approved and is marketed in over 50 countries outside of the U.S., including China, Japan and the EU.

We have a composition of matter patent that expires in the U.S. in 2015. This patent is the subject of patent litigation in the U.S. For more information about this litigation matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. The composition of matter patent expired in Canada in 2011. There is uncertainty about China’s exclusivity laws which has resulted in generic competition in the China market.

We manufacture our bulk requirements for entecavir and finish the product in our facilities.

ERBITUX*

ERBITUX* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. ERBITUX*, a biological product, is approved for the treatment in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer (mCRC) who have failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. The FDA has also approved ERBITUX* for use in the treatment of squamous cell carcinoma of the head and neck. Specifically, ERBITUX* was approved for use in combination with radiation therapy, for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck and, as a single agent, for the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck for whom prior platinum-based therapy has failed. The FDA has also approved ERBITUX* for first-line recurrent locoregional or metastatic head and neck cancer in combination with platinum-based chemotherapy with 5-Fluorouracil.

ERBITUX* is marketed in North America by us under an agreement with ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly). We share copromotion rights to ERBITUX* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 with ImClone, Merck KGaA and Merck Japan. ERBITUX* received marketing approval in Japan in July 2008 for use in treating patients with advanced or recurrent colorectal cancer. For a description of our alliance with ImClone, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active molecule in ERBITUX*. ERBITUX* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of ERBITUX* in combination with an anti-neoplastic agent is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2018 (including the granted patent term extension). The inventorship of this use patent was challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda). Pursuant to a settlement agreement executed and announced in December 2007 by ImClone, Sanofi and Yeda to end worldwide litigation related to the use patent, Sanofi and Yeda granted ImClone a worldwide license under the use patent. Data exclusivity in Japan and Canada expire in 2016.

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

SPRYCEL was internally discovered and is part of our strategic alliance with Otsuka. For more information about our alliance with Otsuka, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

A patent term extension has been granted in the U.S. extending the term on the basic composition of matter patent covering dasatinib until June 2020. Dasatinib is the subject of patent litigation in the U.S. For more information about this litigation matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.” In the U.S., orphan drug exclusivity expires in 2013, which protects the product from generic applications for the currently approved orphan indications only.

In several EU countries, the patent is pending and upon grant, would expire in April 2020 (excluding term extensions).

We manufacture our bulk requirements for dasatinib and finish the product in our facilities.

YERVOY

YERVOY (ipilimumab), a biological product, is a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma. Ipilimumab was approved by the FDA in March 2011 and by the EMA in July 2011. It is currently also being studied for other indications including lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer. For more information, about research and development of YERVOY, see “—Research and Development” below.

YERVOY was discovered by Medarex and codeveloped by the Company and Medarex, which is now our subsidiary.

We own a patent covering ipilimumab as composition of matter that currently expires in 2022 in the U.S. and 2020 in the EU. Data exclusivity expires in 2023 in the U.S. and 2021 in the EU.

We obtain bulk ipilimumab from a third-party manufacturer and finish the product at a third party facility.

ORENCIA

ORENCIA (abatacept), a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderate to severe rheumatoid arthritis, who have had an inadequate response to certain currently available treatments. Abatacept is available in both an intravenous formulation and beginning in 2011, a subcutaneous formulation in the U.S.. ORENCIA was discovered and developed internally.

We have a series of patents covering abatacept and its method of use. In the U.S., a patent term extension has been granted for one of the composition of matter patents, extending the term of the U.S. patent to 2019. In the majority of the EU countries, we have a patent covering abatacept that expires in 2012. We have applied for supplementary protection certificates and also pediatric extension of the supplementary protection certificates for protection until 2017. Some of these protection certificates have been granted.

Data exclusivity in the U.S. and EU expires in 2017.

We obtain bulk abatacept from a third-party manufacturer and finish the product in our facilities for both formulations.

NULOJIX

NULOJIX (belatacept), a biological product, is a fusion protein with novel immunosuppressive activity for the prevention of kidney transplant rejection. It was approved and launched in the U.S. in June 2011, and approved in the EU in June 2011 and launched in July 2011. Belatacept was internally discovered and developed.

We own a patent covering belatacept as composition of matter that expires in April 2023 in the U.S. and May 2021 in the EU.

Data exclusivity expires in the U.S. in June 2023 and in the EU in June 2021.

We manufacture our bulk requirements for belatacept and finish the products in our facilities.

ONGLYZA/ KOMBIGLYZE

ONGLYZA (saxagliptin), a dipeptidyl peptidase-4 inhibitor, is an oral compound indicated for the treatment of type 2 diabetes as an adjunct to diet and exercise.

KOMBIGLYZE (saxagliptin and metformin hydrochloride extended-release) is approved in the U.S. as a combination product indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus when treatment with both saxagliptin and metformin is appropriate. KOMBOGLYZE (saxagliptin and metformin immediate-release) is approved in the EU as a combination product indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus inadequately controlled on their maximally tolerated dose of metformin alone or those already being treated with the combination of saxagliptin and metformin as separate tablets. In this document unless specifically noted, we refer to both KOMBIGLYZE and KOMBOGLYZE as KOMBIGLYZE.

ONGLYZA was internally discovered by the Company and KOMBIGLYZE was codeveloped by the Company and AstraZeneca PLC (AstraZeneca). We have a worldwide (except Japan) codevelopment and cocommercialization agreement with AstraZeneca for saxagliptin. For more information about our arrangement with AstraZeneca and with Otsuka for Japan, see “—Strategic Alliances and Collaborations” below and “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

We own a patent covering saxagliptin as composition of matter that expires in March 2021 in the U.S. and the EU.

We manufacture our bulk requirements for saxagliptin in our facilities. We obtain the bulk metformin for KOMBIGLYZE from a third party. Both the Company and AstraZeneca finish ONGLYZA in their own facilities. The Company finishes KOMBIGLYZE in its own facility.

Emerging Markets

We compete in emerging markets that are encompassed in our various regional organizations. Our Emerging Markets regional organization is comprised of Brazil, Russia, India, China and Turkey as we have identified these countries as having significant opportunities for growth. Emerging markets are characterized by strong economic development, a rising gross domestic product, a growing middle class and increasing wealth amongst the middle class as well as a demand for quality healthcare. Emerging markets may provide most of the growth opportunity in the pharmaceuticals industry by the middle of the next decade. Our strategy to capitalize on this growth opportunity is an innovation-focused approach. With this approach, we plan to develop and commercialize select, innovative products in key high-growth markets, tailoring the approach to each market individually. The emerging public health interests of these countries best align with our strategy as well as our current portfolio and pipeline. These countries have also been identified as having improving intellectual property protection. In order to capitalize on the growth opportunities in the emerging markets, we must balance related risks as well as develop innovative pricing and access strategies to make products accessible to patients and provide a reasonable return on investment. The risks in these markets include intellectual property protection, government-mandated authorized generics, currency volatility, reimbursement issues, government stability and scale issues. We monitor and mitigate against these risks to the extent possible.

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

We concentrate our biopharmaceutical research and development efforts in the following disease areas with significant unmet medical need: affective (psychiatric) disorders, pain, Alzheimer’s/dementia, cardiovascular, diabetes, hepatitis, HIV/AIDS, oncology, immunologic disorders, solid organ transplant and fibrotic disease. We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Phase I clinical trials involve a small number of healthy patients or patients suffering from the indicated disease to test for safety and proper dosing. Phase II clinical trials involve a larger patient population to investigate side effects, efficacy, and optimal dosage of the drug candidate. Phase III clinical trials are conducted to confirm Phase II results in a significantly larger patient population over a longer term and to provide reliable and conclusive data regarding the safety and efficacy of a drug candidate.

The R&D process typically takes thirteen years or longer, with over three years often spent in Phase III, or late-stage, development. We consider our R&D programs in Phase III, or late-stage development, to be our significant R&D programs. These programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations.

Drug development is time consuming, expensive and risky. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2006-2010, approximately 95% of the compounds that enter Phase I development fail to achieve regulatory approval. The failure rate for compounds that enter Phase II development is approximately 90% and for compounds that enter Phase III development, it is approximately 54%.

Total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. We spent $3.8 billion in 2011 and $3.6 billion in both 2010 and 2009 on research and development activities. Research and development spending includes payments under third-party collaborations and contracts. At the end of 2011, we employed approximately 8,000 people in R&D activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

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

Listed below are several late-stage investigational compounds that we have in Phase III clinical trials for at least one potential indication. Whether or not any of these or our other investigational compounds ultimately becomes one of our marketed products depends on the results of clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. However, as noted above, there can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound that is approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below includes only patent term extensions that have been granted.

Brivanib

Brivanib is an oral small molecule dual kinase inhibitor that blocks both the VEGF receptor and the FGF receptor. It is currently in Phase III trials as an anti-cancer treatment with potential use in hepatocellular carcinoma and colorectal cancer. We own a patent covering brivanib as composition of matter that expires in 2023 in the U.S.

Dapagliflozin

Dapagliflozin is an oral SGLT2 inhibitor for the potential treatment of diabetes. It is currently in the registrational process in both the EU and the U.S. It was discovered internally and is part of our alliance with AstraZeneca. We own a patent covering dapagliflozin as composition of matter that expires in October 2020 in the U.S. In January 2012, we received a complete response letter regarding our NDA for dapagliflozin. For further discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Product and Pipeline Developments.”

Necitumumab (IMC-11F8)

Necitumumab is a fully human monoclonal antibody being investigated as an anticancer treatment, which was discovered by ImClone and is part of the alliance between the Company and Lilly. It is in Phase III trials in non small cell lung cancer. Lilly owns a patent covering necitumumab as composition of matter that expires in 2025 in the U.S.

Elotuzumab

Elotuzumab is a humanized monoclonal antibody being investigated as an anticancer treatment, which was discovered by PDL BioPharma and became part of the Facet Biotech Corporation (Facet) spin-off. Facet was subsequently acquired by Abbott and is part of our alliance with Abbott. It is in Phase III trials in multiple myeloma. Abbott owns a patent covering elotuzumab as composition of matter that expires in 2026 in the U.S.

Daclatasvir

Daclatasvir is an oral small molecule NS5A replication complex inhibitor in Phase III development for the treatment of hepatitis C virus. We own a patent covering daclatasvir as a composition of matter that expires in 2027 in the U.S.

The following table lists potential additional indications of key marketed products that are in Phase III development or currently under regulatory review:

ELIQUIS	Potential indications for stroke prevention in atrial fibrillation and for VTE treatment

ORENCIA	Potential additional indication in lupus nephritis.

SPRYCEL	Potential additional indication in prostate cancer.

YERVOY

Potential additional indications in adjuvant melanoma, prostate cancer, non-small cell lung cancer and small cell lung cancer.

Potential additional indication in first-line metastatic melanoma in the EU.

ERBITUX*	Potential additional indications in first-line colorectal cancer, first-line and second-line non-small cell lung cancer, and gastric cancer.

ONGLYZA	Potential additional use in cardiovascular risk reduction and pediatric extension.

SUSTIVA	Potential pediatric extension.

BARACLUDE	Potential pediatric extension.

The following key developments are currently expected to occur during 2012 with respect to our significant pipeline programs. The outcome and timing of these expected developments are dependent upon a number of factors including, among other things, the availability of data, the outcome of certain clinical trials, acceptance of presentations at certain medical meetings and/or actions by health authorities. We do not undertake any obligation to publicly update this information, whether as a result of new information, future events, or otherwise.

ELIQUIS	Potential U.S. and EU approval for stroke prevention in atrial fibrillation

Dapagliflozin	Potential EU approval for treatment of type 2 diabetes Data available from Phase III studies in patients with cardiovascular disease Data available from Phase III study as an add-on to sitagliptin

ONGLYZA	Data available from Phase III study as an add-on to metformin and sulfonylurea

NULOJIX	Four-year data available from the Phase III studies and subpopulation analyses

ORENCIA	Data available from head-to-head study versus HUMIRA* Potential EU approval for subcutaneous formulation Phase III start in lupus nephritis Phase III start in psoriatic arthritis

YERVOY	Submission of DTIC combination data in U.S. and EU Ipilimumab plus vemurafenib safety/feasibility data available

Brivanib	Data available from Phase III study in advanced hepatocellular cancer

ERBITUX*	Potential approval for first-line colorectal cancer

SPRYCEL	Three-year data in first line CML

Daclatasvir	Data available from Phase II hepatitis C combination studies

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

Within Territory A, the comarketing countries include Germany, Spain, Italy (irbesartan only), Greece and China (clopidogrel bisulfate only). We sell ISCOVER* and KARVEA*/KARVEZIDE* and Sanofi sells PLAVIX* and APROVEL*/COAPROVEL* in these countries, except China, where we retain the right to, but do not currently comarket ISCOVER*. The Company and Sanofi copromote PLAVIX* and APROVEL*/COAPROVEL* in France, the UK, Belgium, Netherlands, Switzerland and Portugal. In addition, the Company and Sanofi copromote PLAVIX* in Austria, Italy, Ireland, Denmark, Finland, Norway, Sweden, Taiwan, South Korea and Hong Kong, and APROVEL*/COAPROVEL* in certain French export countries. In 2010 and prior, the Company and Sanofi also copromoted PLAVIX* in Singapore. Sanofi acts as the operating partner for Territory A and owns a 50.1% financial controlling interest in this territory. Our ownership interest in this territory is 49.9%. We account for the investment in partnership entities in Territory A under the equity method and recognize our share of the results in equity in net income of affiliates. Our share of net income from these partnership entities before taxes was $298 million in 2011, $325 million in 2010 and $558 million in 2009.

Within Territory B, the Company and Sanofi copromote PLAVIX* and AVAPRO*/AVALIDE* in the U.S., Canada and Puerto Rico. The other Territory B countries, Australia, Mexico, Brazil, Colombia (clopidogrel bisulfate only) and Argentina are comarketing countries. We act as the operating partner for Territory B and own a 50.1% majority controlling interest in this territory. As such, we consolidate all partnership results in Territory B and recognize Sanofi’s share of the results as net earnings attributable to noncontrolling interest, net of taxes, which was $1,536 million in 2011, $1,394 million in 2010 and $1,159 million in 2009.

We recognized net sales in Territory B and Territory A comarketing countries of $8.0 billion in 2011, $7.8 billion in 2010 and $7.4 billion in 2009.

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

For further discussion of our strategic alliance with Sanofi, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Otsuka We maintain a worldwide commercialization agreement with Otsuka to codevelop and copromote ABILIFY* (the ABILIFY* Agreement), excluding certain Asia Pacific countries. In April 2009, the Company and Otsuka agreed to extend the U.S. portion of the commercialization and manufacturing agreement until the expected loss of product exclusivity in April 2015. The contractual share of ABILIFY* net sales recognized by the Company pursuant to the extension was 65% in 2009, 58% in 2010 and 53.5% in 2011. Beginning on January 1, 2012, the contractual share of revenue recognized by the Company was further reduced to 51.5%.

In the UK, Germany, France and Spain, the Company receives 65% of third-party net sales. In these countries and the U.S., third-party customers are invoiced by the Company on behalf of Otsuka and alliance revenue is recognized when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third party customers. We also have an exclusive right to sell ABILIFY* in other countries in Europe, the Americas and a number of countries in Asia. In these countries we recognize 100% of the net sales.

Under the terms of the ABILIFY* Agreement, as amended, we purchase the product from Otsuka and perform finish manufacturing for sale by us or Otsuka to third-party customers. Under the terms of the extension agreement, we paid Otsuka $400 million, which is amortized as a reduction of net sales through the extension period. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales, which is included in cost of products sold. Otsuka is responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY* from 2010 through 2012. Reimbursements are netted principally in marketing, selling and administrative and advertising and product promotion expenses.

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

The U.S. portion of the ABILIFY* Agreement and the Oncology Agreement described below include a change-of-control provision if we are acquired. If the acquiring company does not have a competing product to ABILIFY*, then the new company will assume the ABILIFY* Agreement (as amended) and the Oncology Agreement as it currently exists. If the acquiring company has a product that competes with ABILIFY*, Otsuka can elect to request the acquiring company to choose whether to divest ABILIFY* or the competing product. In the scenario where ABILIFY* is divested, Otsuka would be obligated to acquire our rights under the ABILIFY* Agreement (as amended) at a price according to a predetermined schedule. The agreements also provide that in the event of a generic competitor to ABILIFY*, we have the option of terminating the ABILIFY* April 2009 amendment (with the agreement as previously amended remaining in force). If we were to exercise such option then either (i) we would receive a payment from Otsuka according to a pre-determined schedule and the Oncology Agreement would terminate at the same time or (ii) the Oncology Agreement would continue for a truncated period according to a pre-determined schedule.

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

We recognized net sales for ABILIFY* of $2.8 billion in 2011 and $2.6 billion in both 2010 and 2009. In addition to the $400 million extension payment in 2009, total upfront, milestone and other licensing payments made to Otsuka under the ABILIFY* Agreement through 2011 were $217 million.

For a discussion of our Oncology Agreement with Otsuka, see “—Current Marketed Products—Internally Discovered” below. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Lilly We have an EGFR commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the codevelopment and copromotion of ERBITUX* and necitumumab (IMC-11F8) in the U.S., Canada and Japan. For more information on the agreement with respect to necitumumab, see “—Investigational Compounds Under Development—In-Licensed” below. Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America, plus reimbursement of certain royalties paid by Lilly, and the Company and Lilly share one half of the profits and losses evenly in Japan with Merck KgaA receiving the other half of the profits and losses in Japan. The parties share royalties payable to third parties pursuant to a formula set forth in the commercialization agreement. We purchase all of our North American commercial requirements for bulk ERBITUX* from Lilly. The agreement expires as to ERBITUX* in North America in September 2018.

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

We recognized net sales for ERBITUX* of $691 million in 2011, $662 million in 2010 and $683 million in 2009.

For further discussion of our strategic alliance with Lilly, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Gilead We have a joint venture with Gilead to develop and commercialize ATRIPLA* in the U.S., Canada and Europe. The Company and Gilead share responsibility for commercializing ATRIPLA* in the U.S., Canada, throughout the EU and certain other European countries, and both provide funding and field-based sales representatives in support of promotional efforts for ATRIPLA*. Gilead recognizes 100% of ATRIPLA* revenues in the U.S., Canada and most countries in Europe. Our revenue for the efavirenz component is determined by applying a percentage to ATRIPLA* revenue to approximate revenue for the SUSTIVA brand. We recognized efavirenz revenues of $1,204 million in 2011, $1,053 million in 2010 and $869 million in 2009 related to ATRIPLA* net sales.

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

In 2011, we entered into a licensing agreement with Gilead to develop and commercialize a fixed-dose combination containing REYATAZ* and Gilead’s cobicistat, a pharmacoenhancing or “boosting” agent currently in Phase III clinical trials that increases blood levels of certain HIV medicines to potentially allow for one pill once daily dosing.

For further discussion of our strategic alliance with Gilead, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

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

We manufacture ONGLYZA and KOMBIGLYZE and, with certain limited exceptions, recognize net sales in most key markets. We received $300 million in upfront, milestone and other licensing payments from AstraZeneca for meeting certain development and regulatory milestones on ONGLYZA and KOMBIGLYZE, including $50 million received in 2010 and $150 million received in 2009, and could receive up to an additional $300 million if all sales-based milestones are met. The majority of costs under the initial development plans were paid by AstraZeneca and additional development costs are generally shared equally. We expense ONGLYZA and KOMBIGLYZE development costs, net of AstraZeneca’s share, in research and development. The two companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis, excluding Japan.

For further discussion of our strategic alliance with AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

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

During these periods, Otsuka will contribute (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products in the Oncology Territory, and (ii) 1% of such commercial operational expenses relating to the products in the Oncology Territory in excess of $175 million. Beginning in 2011, Otsuka copromotes SPRYCEL in the U.S. and Japan and has exercised the right to copromote in the top five EU markets beginning in January 2012.

The Oncology Agreement expires with respect to SPRYCEL and IXEMPRA in 2020 and includes the same change-of-control provision if we were acquired as the ABILIFY* Agreement described above.

For a discussion of our ABILFY* Agreement with Otsuka, see “—Current Marketed Products—In-Licensed” above. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Pfizer The Company and Pfizer are parties to a worldwide codevelopment and cocommercialization agreement for ELIQUIS, an anticoagulant discovered by us and being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions which is currently approved and marketed in the EU for VTE prevention. Pfizer funds 60% of all development costs since January 2007 and we fund 40%. We have received $559 million in upfront, milestone and other licensing payments from Pfizer to date, including $20 million received in January 2012, and could receive up to an additional $325 million from Pfizer if all development and regulatory milestones are met. The companies jointly develop the clinical and marketing strategy of ELIQUIS, and share commercialization expenses and profits and losses equally on a global basis.

For further discussion of our strategic alliance with Pfizer, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Investigational Compounds Under Development—In-Licensed

Lilly In January 2010, the Company and Lilly restructured the EGFR commercialization agreement to provide for the codevelopment and cocommercialization of necitumumab (IMC-11F8), a fully human antibody currently in Phase III development for non-small cell lung cancer. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Product and Pipeline Developments” for an update on one Phase III trial. As restructured, both companies will share in the cost of developing and will share in the profits and losses upon commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. We will fund 55% of development costs for studies that will be used only in the U.S., 50% for Japan studies, and 27.5% for global studies. We will pay $250 million to Lilly as a milestone payment if first approval is granted in the U.S. In the U.S. and Canada, we will recognize all sales and 55% of the profits and losses for necitumumab. Lilly will provide 50% of the selling effort and the parties will, in general, equally participate in other commercialization efforts. In Japan, the Company and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration until both parties agree to terminate. Beginning in 2011, Lilly manufactures the bulk requirements and we assume responsibility for fill/finish of necitumumab.

Abbott In August 2008, we were granted exclusive rights from Facet Biotech Corporation (now Abbott) for the codevelopment and cocommercialization of elotuzumab, a humanized monoclonal antibody being investigated as treatment for multiple myeloma. Under the terms of the agreement, we fund 80% of the development costs for elotuzumab. Upon commercialization, Abbott will share 30% of all profits and losses in the U.S., and will be paid tiered royalties outside of the U.S. We will be solely responsible for commercialization of elotuzumab. In addition, Abbott may receive milestone payments from us based on certain regulatory events and sales thresholds, if achieved.

Investigational Compounds Under Development—Internally Discovered

AstraZeneca As mentioned above, we have a worldwide codevelopment and cocommercialization agreement with AstraZeneca for dapagliflozin (the SGLT2 Agreement). Dapagliflozin is being studied for the potential treatment of diabetes and was discovered by us.

Under the SGLT2 Agreement, we have received $170 million of upfront, milestone and other licensing payments from AstraZeneca, including $120 million received during 2011 and could receive up to $230 million more if all development and regulatory milestones for dapagliflozin are met and up to an additional $390 million if all sales-based milestones for dapagliflozin are met. The majority of costs under the initial plans through 2009 were paid by AstraZeneca and any additional development costs will generally be shared equally except for Japan, where AstraZeneca bears substantially all of the development costs prior to approval of the first indication. We expense dapagliflozin development costs, net of our alliance partner’s share, in research and development. Under the SGLT2 Agreement, like with the Saxagliptin Agreement, the two companies will jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses for dapagliflozin equally on a global basis, and we will manufacture dapagliflozin and, with certain limited exceptions, recognize net sales in most key markets. With respect to Japan, AstraZeneca has operational and cost responsibility for all development and regulatory activities on behalf of the collaboration, related to certain trials. All other development costs are shared by the two companies. The two companies will jointly market the product in Japan, sharing all commercialization expenses and activities and splitting profits and losses equally like in the rest of the world. We will also manufacture dapagliflozin and recognize net sales in Japan, like in the rest of the world. Dapagliflozin is currently being studied in Phase II clinical trials in Japan.

For further discussion of our strategic alliance with AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

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

Royalty and Other Licensing Arrangements

In addition to the strategic alliances described above, we have other in-licensing and out-licensing arrangements. With respect to in-licenses, we have agreements with Novartis for REYATAZ among others. Based on our current expectations with respect to the expiration of market exclusivity in our significant markets, the licensing arrangements with Novartis for REYATAZ are expected to expire in 2017 in the U.S. and the EU and 2019 in Japan. For further discussion of market exclusivity protection, including a chart showing net sales of key products together with the year in which basic exclusivity loss occurred or is expected to occur in the U.S., the EU, Japan and Canada, see “—Products” above.

We own certain compounds out-licensed to third parties for development and commercialization, including those obtained as a result of our acquisitions of ZymoGenetics in October 2010 and Medarex in August 2009. We are entitled to receive milestone payments as these compounds move through the regulatory process and royalties based on product sales, if and when the products are commercialized.

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

Biologic products

Under the U.S. healthcare legislation enacted in 2010, regulatory approval of biosimilar versions of biological products can be obtained through an abbreviated path. The abbreviated path for approval of biosimilar products under the U.S. healthcare legislation significantly affects the regulatory data exclusivity for biological products. The 2010 legislation provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. The legislation created an approval pathway for biosimilar versions of biological products, which did not previously exist. Innovative biological products no longer receive the essentially unlimited regulatory data exclusivity that existed prior to creation of a regulatory path for biosimilar versions. Under the 2010 law, after an innovator has marketed its biological product for four years, a biosimilar manufacturer may file an application for approval of a biosimilar version of the innovator product. However, although an application for approval of a biosimilar may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The 2010 law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.

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

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross sales to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our total gross sales were as follows:

	2011	2010	2009
McKesson Corporation	26%	24%	25%
Cardinal Health, Inc.	21%	21%	20%
AmerisourceBergen Corporation	16%	16%	15%

Our U.S. business has Inventory Management Agreements (IMAs) with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler inventory levels and requires those wholesalers to maintain inventory levels that are no more than one month of their demand. The IMAs expire on December 31, 2012, subject to certain termination provisions.

In a number of defined markets outside of the U.S., we have established a full scale distributor model to make medically necessary drugs available to patients. We continue to own the marketing authorization and trademarks for these products, but have contracted the services of a full-service distributor to provide distribution and logistics; regulatory and pharmacovigilance; and sales, advertising and promotion for certain products. These contracts clearly define terms and conditions, along with the services we will provide (such as supply through a firm order period). We monitor in-market sales and forecasts to ensure that reasonable inventory levels for all products for sale are maintained to fully and continuously meet the demand for the products within the distributor’s territory or responsibility. Sales in these distributor-based markets represented less than 1% of the Company’s net sales in 2011.

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

Both in the U.S. and internationally, the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our net sales. In March 2010, the U.S. government enacted healthcare reform legislation, signing into law the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill. The legislation makes extensive changes to the current system of healthcare insurance and benefits intended to broaden coverage and reduce costs. These bills significantly change how Americans receive healthcare coverage and how they pay for it. They also have a significant impact on companies, in particular those companies in the pharmaceutical industry and other healthcare related industries, including BMS. We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law is implemented. For example, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans. In addition, we extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Service Act.

In 2011, we were also required to provide a 50 percent discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “donut hole” and we will pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE.

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

Our pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, France, Italy, Ireland, Japan, Mexico and China and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to continue modification of our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. In February 2007, we purchased an 89-acre site to locate our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts. Construction of the Devens, Massachusetts facility began in early 2007 and was substantially completed in 2010. We submitted the site for regulatory approval in early 2012 and we expect the FDA to complete a review of our application by the end of the year.

We rely on third parties to manufacture or supply us with certain active ingredients necessary for us to manufacture various products, including PLAVIX*, BARACLUDE, AVALIDE*, REYATAZ, ABILIFY*, ERBITUX*, the SUSTIVA Franchise, ORENCIA, YERVOY, ONGLYZA and KOMBIGLYZE. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we will rely on the capacity of our Devens, Massachusetts facility and the capacity available at our third-party contract manufacturers to manufacture ORENCIA.

If we or any third-party manufacturer that we rely on for existing or future products is unable to maintain a stable supply of products, operate at sufficient capacity to meet our order requirements, comply with government regulations for manufacturing pharmaceuticals or meet the complex processing requirements for biologics, our business performance and prospects could be negatively impacted. Additionally, if we or any of our third-party suppliers were to experience extended plant shutdowns or substantial unplanned increases in demand or suspension of manufacturing for regulatory reasons, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis. We expended approximately $16 million in 2011, $15 million in 2010 and $34 million in 2009 on capital projects undertaken specifically to meet environmental requirements. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 14 current or former facilities. We have also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 24 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Employees

As of December 31, 2011, we employed approximately 27,000 people.

Foreign Operations

We have significant operations outside the U.S. They are conducted both through our subsidiaries and through distributors.

For a geographic breakdown of net sales, see the table captioned Geographic Areas in “Item 8. Financial Statements—Note 2. Business Segment Information” and for further discussion of our net sales by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales.”

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. The change in foreign exchange rates had a net favorable impact on the growth rate of revenues in 2011. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on it, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 10. Financial Instruments.”

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

We incorporate by reference certain information from parts of our proxy statement for the 2012 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2012 Annual Meeting of Stockholders and 2011 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 21, 2012.

Item 1A.	RISK FACTORS.

Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, may also impair our operations.

We face intense competition from other pharmaceutical manufacturers, including for both innovative medicines and lower-priced generic products.

Competition, including lower-priced generic versions of our products, is a major challenge both within the U.S. and internationally. We are facing patent expirations and increasingly aggressive generic competition. Such competition may include (i) new products developed by competitors that have lower prices, superior performance or safety features, or that are otherwise competitive with our products; (ii) technological advances and patents attained by our competitors; (iii) earlier-than-expected competition from generic companies; (iv) clinical study results related to our products or a competitor’s products; and (v) business combinations among our competitors and major customers. We also could experience limited or no market access due to real or perceived differences in value propositions of our products compared with competing products.

We depend on certain key products for most of our net sales, cash flows and earnings and U.S. market exclusivity for PLAVIX* and AVAPRO*/AVALIDE* in the U.S. is expected to expire in May 2012 and March 2012, respectively.

We derive a majority of our revenue and earnings from a few key products. In 2011, net sales of PLAVIX* were approximately $7.1 billion, representing approximately 33% of total net sales. Net sales of ABILIFY* were approximately $2.8 billion, representing approximately 13% of total net sales. Three other products (REYATAZ, the SUSTIVA Franchise and BARACLUDE) each were more than $1 billion in net sales. A reduction in net sales of one or more of these or other key products could significantly negatively impact our net sales, cash flows and earnings.

PLAVIX* is our top-selling product. In 2011, U.S. net sales were approximately $6.6 billion. We expect that when PLAVIX* loses U.S. exclusivity in May 2012, there will be a rapid, precipitous and material decline in PLAVIX* net sales and a reduction in net income and operating cash flow. AVAPRO*/AVALIDE*, which had 2011 U.S. net sales of $521 million, loses U.S. patent protection in March 2012, after which we expect to experience a precipitous decline in AVAPRO*/AVALIDE* net sales. If we are unable to support and grow our currently marketed products, successfully launch newly approved products, advance our late-stage pipeline and manage our costs effectively, the loss of exclusivity for PLAVIX* and AVAPRO*/AVALIDE* could have a material negative impact on our results of operations, cash flows and financial condition.

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

Manufacturers of generic products are also increasingly seeking to challenge patents before they expire. Key patents covering four of our key products (ABILIFY*, ATRIPLA*, BARACLUDE, and SPRYCEL) are currently the subject of patent litigation. In some cases, generic manufacturers may choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. The length of market exclusivity for any of our products is difficult to predict with certainty and therefore there can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimates disclosed in this Form 10-K. For example, we unexpectedly lost exclusivity for PLAVIX* in Canada in 2011.

We face increased pricing pressure and other restrictions in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and programs that could negatively affect our net sales and profit margins.

Pharmaceutical products continue to be subject to increasing price pressures and other restrictions in the U.S., the EU and other regions around the world, including but not limited to: (i) rules and practices of managed care organizations and institutional and governmental purchasers, (ii) judicial decisions and governmental laws and regulations related to Medicare, Medicaid and U.S. healthcare reform, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the Patient Protection and Affordable Care Act, (iii) the potential impact of importation restrictions, legislative and/or regulatory changes, pharmaceutical reimbursement, Medicare

Part D Formularies and product pricing in general, (iv) delays in gaining reimbursement and/or reductions in reimbursement amounts in countries with government mandated, cost-containment programs (e.g., major European markets, Japan and Canada), (v) other developments in technology and/or industry practices that could directly or indirectly impact the reimbursement policies and practices of third-party payers, and (vi) limited or no market access due to real or perceived differences in value propositions of our products compared to competing products.

Our business and results of operations have been affected, and will continue to be affected, by U.S. healthcare reform legislation in the U.S.

As described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Environment”, the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill were signed into law during March 2010. These bills included provisions that reduced our net sales and increased costs due to the increased Medicaid rebate, expanded Medicaid program, additional prescription drug discounts to certain patients under Medicare Part D and a non-tax-deductible annual fee to pharmaceutical companies, among other things. We continue to experience significant financial costs and certain other changes to our business from the implementation of the 2010 U.S. healthcare reform law. The annual EPS impact from U.S. healthcare reform increased from $0.10 in 2010 to $0.24 in 2011. The incremental $0.14 impact was associated with the Medicare Part D coverage gap and the annual pharmaceutical company fee. The 2010 U.S. healthcare reform law also created a regulatory mechanism that allows for approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is the basis for a full BLA.

U.S. and foreign laws and regulations may negatively affect our net sales and profit margins.

We could become subject to new government laws and regulations, such as (i) additional healthcare reform initiatives in the U.S. at the Federal and state level and in other countries, including additional mandatory discounts; (ii) changes in the U.S. FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, new products; (iii) changes in corporate tax regulation, including as part of the proposed U.S. budget deficit reduction package, which could include limiting foreign tax credits, taxing certain tax havens, taxing certain excess income from transferring intellectual property, limiting or disallowing certain U.S. deductions for operating and interest expenses, changing rules for earnings repatriations and eliminating certain tax credits, as well as changing the tax rate or phasing out currently available tax benefits in the U.S. and in certain foreign countries or other changes in tax law; (iv) new laws, regulations and judicial or other governmental decisions affecting pricing, drug reimbursement, receivable repayment, access or marketing within or across jurisdictions; (v) changes in intellectual property law; and (vi) other matters, such as compulsory licenses that could alter the protections afforded to one or more of our products. Any legal or regulatory changes could negatively affect our business, our operating results and the financial condition of our company. Emerging legislation to reduce the U.S. Federal budget deficit, if enacted, will further reduce our operating results.

Changes to the product labeling for any of our marketed products or results from certain studies released after a product is approved could potentially have a negative impact that product’s sales.

The labeling for any pharmaceutical product can be changed by the regulatory authorities at any time, including after the product has been on the market for years. These changes are often the result of additional data from post-marketing studies, head-to-head trials, reporting of adverse events from patients or healthcare professionals, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy), or other studies that produce important additional information about a product. The new information added to a product’s label can affect the safety (risk) and/or the efficacy (benefit) profile of the product. Sometimes the additional information from these studies identifies a portion of the patient population that may be non-responsive to a medicine. Labeling changes based on such studies may limit the patient population, such as the changes to the labeling for PLAVIX* and ERBITUX* a few years ago. The studies providing such additional information may be sponsored by us, but they can also be sponsored by our competitors, insurance companies, government institutions, managed care organizations, influential scientists, investigators, or other interested parties. While additional safety and efficacy information from these studies assist us and healthcare providers in identifying the best patient population for each of our products, it can also have a negative impact on sales for any such product to the extent that the patient population or product labeling becomes more limited. Additionally, certain study results, especially from head-to-head trials, could affect a product’s formulary listing, which could also adversely affect sales.

We may experience difficulties and delays in the manufacturing, distribution and sale of our products.

We may experience difficulties and delays inherent in the manufacturing, distribution and sale of our products, such as (i) seizure or recalls of products or forced closings of manufacturing plants; (ii) supply chain continuity including as a result of a natural or man-made disaster at one of our facilities or at a critical supplier or vendor as well as our failure or the failure of any of our vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays due to our consolidation and rationalization of manufacturing facilities and the sale or closure of certain sites; (iv) the failure of a sole source or single source supplier to provide us with necessary raw materials, supplies or finished goods for an extended period of time that could impact continuous supply; (v) the failure of a third-party manufacturer to supply us with finished product on time; (vi) construction or regulatory approval delays related to new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; and (vii) other manufacturing or distribution problems including limits to manufacturing capacity due to regulatory requirements; changes in the types of products produced, such as biologics; physical limitations or other business interruptions that could impact continuous supply.

We may experience difficulties or delays in the development and commercialization of new products.

We may experience difficulties and delays in the development and commercialization of new products, including the inherent risks and uncertainties in developing products, such as (i) compounds or products that may appear promising in development but fail to reach market within the expected or optimal timeframe, or fail ever to reach market, or to be approved for product extensions or additional indications for any number of reasons, including efficacy or safety concerns, the delay or denial of necessary regulatory approvals, delays or difficulties with producing products at a commercial scale level or excessive costs to manufacture products; (ii) failure to enter into or successfully implement optimal alliances, where applicable, for the development and/or commercialization of products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; or (iv) failure of one or more of our products to achieve or maintain commercial viability. In addition, we have observed a recent trend by the U.S. FDA to delay its approval decision on a new product beyond its announced action date, sometimes by as much as six months or longer. Regulatory approval delays are especially common when the product is expected to have a Risk Evaluation and Mitigation Strategy to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could potentially have a negative impact on our net sales and earnings and could result in a significant impairment of in-process research and development or other intangible assets. In January 2012, BMS and our collaboration partner, AstraZeneca, received a complete response letter regarding our NDA for dapagliflozin. The complete response letter requests additional data to allow a better assessment of the benefit-risk profile for dapagliflozin. This includes clinical trial data from ongoing studies and may require information from new clinical trials. Finally, a natural or man-made disaster or sabotage of research and development labs, our compound library and/or a loss of key molecules and intermediaries could negatively impact the product development cycle.

There are legal matters in which adverse outcomes could negatively affect our business.

We are currently involved in or could in the future become involved in various lawsuits, claims, proceedings and government investigations, any of which could preclude or delay commercialization of products or adversely affect operations, profitability, liquidity or financial condition after any possible insurance recoveries where available. Such legal matters include (i) intellectual property disputes; (ii) sales and marketing practices in the U.S. and internationally; (iii) adverse decisions in litigation, including product liability and commercial cases; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers which may result in liability; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, federal and state pricing, consumer protection, antibribery (such as the U.S. Foreign Corrupt Practice Act or UK Anti-Bribery Act) and other laws; (viii) environmental, health and safety matters; and (ix) tax liabilities. There can be no assurance that there will not be an increase in scope in any or all of these matters or that there will not be additional lawsuits, claims, proceedings or investigations in the future; nor is there any assurance that any or all of these matters will not have a material adverse impact on us.

We rely on third parties to meet their contractual, regulatory, and other obligations.

We rely on suppliers, vendors and partners, including alliances with other pharmaceutical companies for the manufacturing, development and commercialization of products, and other third parties to meet their contractual, regulatory, and other obligations in relation to their arrangements with us. The failure of any critical third party to meet its obligations, and/or the development of significant disagreements or other factors that materially disrupt the ongoing commercial relationship and prevent optimal alignment between the third parties and their activities, could have a material adverse impact on us. In addition, if these third parties violate or are alleged to have violated any laws or regulations, including the Foreign Corrupt Practice Act, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

We are dependent on our outsourcing arrangements.

We are dependent on third-party providers for certain outsourced services, including certain research and development capabilities, certain financial outsourcing arrangements, certain human resource functions, and information technology activities and systems. Many of these third-party providers are located in markets that are subject to political risk, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of these service providers to meet their obligations, adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these providers could negatively affect operations.

Failure to execute our business strategy could adversely impact our growth and profitability.

Over the last several years, we have transformed from a diversified pharmaceutical and related healthcare products company into a biopharmaceutical company with a focus on innovative products in areas of high unmet medical need. We are focused on sustaining our business and building a foundation for the future after PLAVIX*, our largest selling product, loses exclusivity in the U.S. in May 2012. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our late-stage pipeline, managing our costs, and maintaining and improving our financial strength with a strong balance sheet and cash position. There are risks associated with this strategy. We may not be able to consistently replenish our innovative pipeline, through internal research and development or transactions with third parties. The competition among major pharmaceutical companies for acquisition and product licensing opportunities has become more intense, eliminating some opportunities and making others more expensive. We may not be able to locate suitable acquisition targets or licensing partners at reasonable prices or successfully execute such transactions. Additionally, changes in our structure, operations, revenues, costs, or efficiency resulting from major transactions such as acquisitions, divestitures, mergers, alliances, restructurings or other strategic initiatives, may result in greater than expected costs, may take longer than expected to complete or may encounter other difficulties, including the need for regulatory approval where appropriate. The inability to expand our product portfolio with new products or maintain a competitive cost basis could materially and adversely affect our future results of operations. If we are unable to support and grow our currently marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline and manage our costs effectively, we could experience a significant or material negative impact on our results of operations and financial condition. In addition, our failure to hire and retain personnel with the right expertise and experience in operations that are critical to our business functions could adversely impact the execution of our business strategy.

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

We are increasingly dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested heavily in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

The expansion of social media platforms presents new risks and challenges.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information. In addition, negative posts or comments about us on any social networking web site could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. Identifying new points of entry as social media continues to expand presents new challenges.

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

We have significant operations outside of the U.S. Revenues from operations outside of the U.S. accounted for approximately 35% of our revenues in 2011. As such, we are exposed to fluctuations in foreign currency exchange rates. We also have some borrowings which are exposed to changes in interest rates. We are also exposed to other economic factors over which we have no control.

The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.

Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. A patient who receives a counterfeit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Our world headquarters are located at 345 Park Avenue, New York, NY, where we lease approximately 81,000 square feet of floor space. We own or lease approximately 185 properties in 44 countries.

We manufacture products at 12 worldwide locations, all of which are owned by us. Our manufacturing locations and aggregate square feet of floor space by geographic area were as follows at December 31, 2011:

	Number of Locations	Square Feet
United States	4	2,202,000
Europe	5	1,531,000
Japan, Asia Pacific and Canada	1	128,000
Latin America, Middle East and Africa	1	200,000
Emerging Markets	1	186,000

Total	12	4,247,000

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

PART IA

Executive Officers of the Registrant

Listed below is information on our executive officers as of February 17, 2012. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Chief Executive Officer and Director Member of the Senior Management Team	61

2005 to 2007 – Executive Vice President and President, Worldwide Pharmaceuticals, a division of the Company. 2007 to 2008 – Executive Vice President and Chief Operating Officer, Worldwide Pharmaceuticals, a division of the Company.

2008 to 2009 – Executive Vice President and Chief Operating Officer.

2009 to 2010 – President and Chief Operating Officer and Director of the Company.

2010 to present – Chief Executive Officer and Director of the Company.

Charles Bancroft Executive Vice President and Chief Financial Officer Member of the Senior Management Team	52

2005 to 2009 – Vice President, Finance, Worldwide Pharmaceuticals, a division of the Company.

2010 to 2011 – Chief Financial Officer of the Company.

2011 to present – Executive Vice President and Chief Financial Officer of the Company.

Giovanni Caforio, M.D. President, U.S. Pharmaceuticals Member of the Senior Management Team	47

2007 to 2009 – Senior Vice President, U.S. Oncology, Worldwide Pharmaceuticals, a division of the Company.

2009 to 2010 – Senior Vice President, Oncology, Global Commercialization.

2011 to 2011 – Senior Vice President, Oncology and Immunoscience, Global Commercialization.

2011 to present – President, U.S. Pharmaceuticals.

Joseph C. Caldarella Senior Vice President and Corporate Controller	56	2005 to 2010 – Vice President and Corporate Controller. 2010 to present – Senior Vice President and Corporate Controller.

Beatrice Cazala Executive Vice President, Commercial Operations Member of the Senior Management Team	55

2004 to 2008 – President, EMEA, Worldwide Medicines International.

2008 to 2009 – President, EMEA and Asia Pacific, Worldwide Medicines International.

2009 to 2010 – President, Global Commercialization, and President, Europe.

2010 to 2011 – Senior Vice President, Commercial Operations, and President, Global Commercialization, Europe and Emerging Markets.

2011 to present – Executive Vice President, Commercial Operations.

John E. Celentano Senior Vice President, Human Resources, Public Affairs and Philanthropy Member of the Senior Management Team	52

2005 to 2008 – President, Health Care Group, a division of the Company.

2008 to 2009 – Senior Vice President, Strategy and Productivity Transformation.

2009 to 2010 – President, Emerging Markets and Asia Pacific.

2010 to present – Senior Vice President, Human Resources, Public Affairs and Philanthropy.

Francis Cuss, MB BChir, FRCP Senior Vice President, Research and Development Member of the Senior Management Team	57	2006 to 2010 – Senior Vice President, Discovery and Exploratory Clinical Development. 2010 to present – Senior Vice President, Research, Research and Development.

Brian Daniels, M.D. Senior Vice President, Global Development and Medical Affairs, Research and Development Member of the Senior Management Team	52

2004 to 2008 – Senior Vice President, Global Clinical Development, Research and Development, a division of the Company.

2008 to present – Senior Vice President, Global Development and Medical Affairs, Research and Development.

Sandra Leung General Counsel and Corporate Secretary Member of the Senior Management Team	51	2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel. 2007 to present – General Counsel and Corporate Secretary.

Louis S. Schmukler President, Technical Operations Member of the Senior Management Team	56

2007 to 2009 – Senior Vice President, Pharmaceutical Operating Unit, Wyeth.

2009 to 2011 – Senior Vice President, Specialty/Biotechnology Operating Unit, Pfizer.

2011 to present – President, Technical Operations.

Elliott Sigal, M.D., Ph.D. Executive Vice President, Chief Scientific Officer and President, Research and Development, and Director Member of the Senior Management Team	60

2006 to 2011 – Executive Vice President, Chief Scientific Officer and President, Research and Development.

2011 to present – Executive Vice President, Chief Scientific Officer and President, Research and Development, and Director of the Company.

Paul von Autenried Senior Vice President and Chief Information Officer Member of the Senior Management Team	50	2007 to 2011 – Vice President and Chief Information Officer. 2011 to present – Senior Vice President and Chief Information Officer.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Market Prices

Bristol-Myers Squibb common and preferred stocks are traded on the New York Stock Exchange (NYSE) (Symbol: BMY). A quarterly summary of the high and low market prices is presented below:

	2011				2010
	High		Low		High	Low
Common:

First Quarter		$27.29		$24.97	$27.00	$23.89
Second Quarter		29.33		26.46	26.95	22.44
Third Quarter		31.49		26.38	27.93	24.65
Fourth Quarter		35.29		30.15	27.51	25.24

Preferred:

First Quarter	$	*	$	*	$501.00	$432.01
Second Quarter		570.10		570.10	525.04	400.00
Third Quarter		*		*	*	*
Fourth Quarter		*		*	570.00	570.00

*	During the first, third and fourth quarters of 2011 and during the third quarter of 2010, there were no observable trades of the Company’s preferred stock.

Holders of Common Stock

The number of record holders of common stock at December 31, 2011 was 56,874.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

Our Board of Directors declared the following dividends per share, which were paid in 2011 and 2010 in the quarters indicated below:

	Common		Preferred
	2011	2010	2011	2010
First Quarter	$0.33	$0.32	$0.50	$0.50
Second Quarter	0.33	0.32	0.50	0.50
Third Quarter	0.33	0.32	0.50	0.50
Fourth Quarter	0.33	0.32	0.50	0.50

	$1.32	$1.28	$2.00	$2.00

In December 2011, our Board of Directors declared a quarterly dividend of $0.34 per share on our common stock which was paid on February 1, 2012 to shareholders of record as of January 6, 2012. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 1, 2012 to shareholders of record as of February 3, 2012.

Issuer Purchases of Equity Securities

The following table summarizes the surrenders and repurchases of our equity securities during the 12 month period ended December 31, 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2011	2,911,859	$25.93	2,897,837	$2,338
February 1 to 28, 2011	2,473,453	$25.53	2,458,416	$2,275
March 1 to 31, 2011	2,064,597	$24.92	—	$2,275

Three months ended March 31, 2011	7,449,909		5,356,253

April 1 to 30, 2011	6,971	$26.30	—	$2,275
May 1 to 31, 2011	4,383,833	$28.54	4,375,600	$2,150
June 1 to 30, 2011	4,401,073	$28.04	4,396,800	$2,027

Three months ended June 30, 2011	8,791,877		8,772,400

July 1 to 31, 2011	4,195,186	$29.06	4,191,050	$1,905
August 1 to 31, 2011	9,332,353	$27.62	9,324,241	$1,647
September 1 to 30, 2011	3,062,826	$30.08	3,060,000	$1,555

Three months ended September 30, 2011	16,590,365		16,575,291

October 1 to 31, 2011	4,259,392	$32.41	4,234,995	$1,418
November 1 to 30, 2011	4,827,619	$31.19	4,807,888	$1,268
December 1 to 31, 2011	2,373,460	$34.27	2,369,063	$1,187

Three months ended December 31, 2011	11,460,471		11,411,946

Twelve months ended December 31, 2011	44,292,622		42,115,890

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

Item 6.	SELECTED FINANCIAL DATA.

Five Year Financial Summary

Amounts in Millions, except per share data	2011	2010	2009	2008	2007
Income Statement Data:(a)
Net Sales	$21,244	$19,484	$18,808	$17,715	$15,617
Continuing Operations:
Net Earnings	5,260	4,513	4,420	3,686	2,052
Net Earnings Attributable to Noncontrolling Interest	1,551	1,411	1,181	989	756
Net Earnings Attributable to BMS	3,709	3,102	3,239	2,697	1,296

Net Earnings per Common Share Attributable to BMS:
Basic	$2.18	$1.80	$1.63	$1.36	$0.65
Diluted	$2.16	$1.79	$1.63	$1.35	$0.65

Average common shares outstanding:
Basic	1,700	1,713	1,974	1,977	1,970
Diluted	1,717	1,727	1,978	1,999	1,977

Dividends paid on BMS common and preferred stock	$2,254	$2,202	$2,466	$2,461	$2,213

Dividends declared per common share	$1.33	$1.29	$1.25	$1.24	$1.15

Financial Position Data at December 31:

Cash and cash equivalents	$5,776	$5,033	$7,683	$7,976	$1,801
Marketable securities(b)	5,866	4,949	2,200	477	843
Total Assets	32,970	31,076	31,008	29,486	25,867
Long-term debt	5,376	5,328	6,130	6,585	4,381
Equity	15,867	15,638	14,785	12,208	10,535

(a)	For a discussion of items that affected the comparability of results for the years 2011, 2010 and 2009, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
(b)	Marketable securities include current and non-current assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We license, manufacture, market, distribute and sell pharmaceutical products on a global basis.

We continued to execute our string-of-pearls strategy with the acquisition of Amira Pharmaceuticals, Inc. (Amira) in September 2011, and Inhibitex, Inc. (Inhibitex) in February 2012, and through various collaboration agreements entered into during the year.

YERVOY (ipilimumab) was launched in the United States (U.S.) and the European Union (EU) for the treatment of adult patients with unresectable (inoperable) or metastatic melanoma. We also launched a subcutaneous formulation of ORENCIA (abatacept) in the U.S., NULOJIX (belatacept) in the U.S. and the EU for the prevention of organ rejection in adult patients receiving a kidney transplant and ELIQUIS (apixaban) in the EU for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone hip or knee replacement surgery.

We announced the main results of the ARISTOTLE trial of ELIQUIS which compared with warfarin significantly reduced the risk for stroke or systemic embolism and had both our New Drug Application (NDA) in the U.S. and our Marketing Authorization Application (MAA) in the EU for ELIQUIS accepted for review.

In January 2012, we received a complete response letter from the U.S. Food and Drug Administration (FDA) regarding our NDA for dapagliflozin. The complete response letter requests additional clinical data from ongoing studies and may require information from new clinical trials.

Highlights

The following table is a summary of our financial highlights:

	Year Ended December 31,
Dollars in Millions, except per share data	2011	2010	2009
Net Sales	$21,244	$19,484	$18,808
Total Expenses	14,263	13,413	13,206
Earnings from Continuing Operations before Income Taxes	6,981	6,071	5,602
Provision for Income Taxes	1,721	1,558	1,182
Effective tax rate	24.7%	25.7%	21.1%

Net Earnings from Continuing Operations Attributable to BMS
GAAP	3,709	3,102	3,239
Non-GAAP	3,921	3,735	3,667

Diluted Earnings Per Share from Continuing Operations Attributable to BMS
GAAP	2.16	1.79	1.63
Non-GAAP	2.28	2.16	1.85

Cash, Cash Equivalents and Marketable Securities	11,642	9,982	9,883

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures see “—Non-GAAP Financial Measures” below.

Business Environment

Our business is primarily conducted within the pharmaceutical/biotechnology industry, which is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect sales of our products, including product efficacy, safety, price, demand, competition and cost-effectiveness; marketing effectiveness; market access; product labeling; quality control and quality assurance of our manufacturing operations; and research and development of new products. To successfully compete for business in the healthcare industry, we must demonstrate that our products offer medical benefits as well as cost advantages. Sometimes, our new product introductions compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. We manufacture branded products, which are priced higher than generic products. Generic competition is one of our leading challenges globally.

In the pharmaceutical/biotechnology industry, the majority of an innovative product’s commercial value is usually realized during its market exclusivity period. Afterwards, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, we can lose a major portion of that product’s sales in a short period of time. Competitors seeking approval of biological products under a full Biologics License Application (BLA) must file their own safety and efficacy data and address the challenges of biologics manufacturing, which involve more complex processes and are more costly than those of other pharmaceutical operations. Under the U.S. healthcare legislation enacted in 2010, which is described more fully below, there is now an abbreviated path for regulatory approval of generic versions of biological products. This path for approval of biosimilar products under the U.S. healthcare legislation significantly affects the regulatory data exclusivity for biological products. The legislation provides a regulatory mechanism that allows for regulatory approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. It is not possible at this time to reasonably assess the impact of the U.S. biosimilar legislation on the Company.

Globally, the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that will continue to have an impact on our net sales. In March 2010, the U.S. government enacted healthcare reform legislation, signing into law the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill. The legislation made extensive changes to the healthcare insurance and benefits system with the intention of broadening coverage and reducing costs. These bills significantly changed how Americans receive healthcare coverage and how they pay for it. They also have a significant impact on companies, in particular those companies in the pharmaceutical industry and other healthcare related industries, including BMS. We have experienced and will continue to experience additional financial costs and certain other changes to our business as the healthcare law provisions become effective. For example, in 2010, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans.

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

The annual EPS impact of U.S. healthcare reform increased from $0.10 in 2010 to $0.24 in 2011. In 2011, net sales were reduced by $310 million resulting from new discounts associated with the Medicare Part D coverage gap. Marketing, selling and administrative expenses increased by $220 million due to the new annual non-tax-deductible pharmaceutical company fee. The incremental $0.14 impact was associated with the Medicare Part D coverage gap and the annual pharmaceutical company fee. The aggregate financial impact of U.S. healthcare reform over the next few years depends on a number of factors, including but not limited to pending implementation guidance, potential changes in sales volume eligible for the new rebates, discounts or fees, and the impact of cost sharing arrangements with certain alliance partners. A positive impact on our net sales from the expected increase in the number of people with healthcare coverage could potentially occur in the future, but is not expected until 2014 at the earliest.

In many markets outside the U.S., we operate in environments of government-mandated, cost-containment programs, or under other regulatory bodies or groups that can exert downward pressure on pricing. Pricing freedom is limited in the UK, for instance, by the operation of a profit control plan and in Germany by the operation of a reference price system. Many European countries have continuing fiscal challenges as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price restrictions. Companies also face significant delays in market access for new products as more than two years can elapse after drug approval before new medicines become available in some countries.

The growth of Managed Care Organizations (MCOs) in the U.S. has significantly impacted competition that surrounds the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of our strategy. Companies compete for inclusion in MCO formularies and we generally have been successful in having our key products included. We believe that developments in the managed care industry, including continued consolidation, have had and will continue to have a downward pressure on prices.

Pharmaceutical and biotechnology production processes are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become a larger percentage of our product portfolio, we will continue to make supply arrangements with third-party manufacturers and to make substantial investments to increase our internal capacity to produce biologics on a commercial scale. One such investment is a new, state-of-the-art manufacturing facility for the production of biologics in Devens, Massachusetts. We submitted the site for regulatory approval in 2012 and we expect the FDA to complete a review of our application by the end of the year.

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

In May 2012, we expect to lose exclusivity in the U.S. for our largest product, PLAVIX*, after which time we expect a rapid, precipitous, and material decline in PLAVIX* net sales and a reduction in net income and operating cash flow. We also expect a decline in AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide) net sales immediately following the loss of exclusivity in the U.S. in March 2012. Such events are the norm in the industry when companies experience the loss of exclusivity of a product. Recognizing this fact, we continue to focus on sustaining our business and building a robust foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our pipeline, and maintaining and improving our financial strength, all of which are part of an overall strategy to build the Company.

We continue to expand our biologics capabilities. We still rely significantly on small molecules as our strongest, most reliable starting point for discovering potential new medicines, but large molecules, or biologics, derived from recombinant DNA technologies, are becoming increasingly important. Currently, more than one in three of our pipeline compounds are biologics, as are four of our key marketed products, including YERVOY.

Our strategy also includes a focus on certain emerging markets, our acquisition and licensing strategy known as “string-of-pearls,” optimizing our mature brands portfolio and managing costs. Our strategy in emerging markets is to develop and commercialize innovative products in key high-growth markets, tailoring the approach to each market. We are continuing to focus on our core biopharmaceuticals and maximizing the value of our mature brands portfolio.

We completed the following strategic transactions in 2011:

•	We acquired Amira Pharmaceutical, Inc. (Amira), a small-molecule pharmaceutical company focused on fibrotic disease.

•

We entered into an agreement with Ono Pharmaceuticals Co., Ltd. (Ono) to expand our territorial rights to develop and commercialize an antibody to PD-1, an investigational cancer immunotherapy, and to create a strategic alliance for the codevelopment and cocommercialization of ORENCIA in Japan.

•	We obtained exclusive worldwide rights from Ambrx Inc. (Ambrx) to research, develop and commercialize novel biologics in diabetes and heart disease.

•	We obtained exclusive worldwide rights from Innate Pharma S.A. (Innate) to develop and commercialize IPH 2102, a novel immune-oncology biologic in Phase I development.

•

We entered into a clinical collaboration with Roche to evaluate the utility of YERVOY in combination with Roche’s investigational BRAF inhibitor, vermurafenib, in treating patients with a specific type of metastatic melanoma.

•

We announced a licensing agreement with Gilead Sciences, Inc. (Gilead) for the development and commercialization of a new fixed-dose combination containing REYATAZ and Gilead’s cobicistat for the treatment of HIV.

•

We entered into a strategic partnership with ASLAN Pharmaceuticals for development of BMS-777607, an investigational small molecule inhibitor of the MET receptor tyrosine kinase for treatment of solid tumors.

•

We entered into a clinical collaboration agreement with Tibotec Pharmaceuticals (Tibotec), one of the Janssen Pharmaceutical Companies, to evaluate the utility of daclatasvir (BMS-790052), our investigational NS5A replication complex inhibitor, in combination with Tibotec’s investigational NS3 protease inhibitor, TMC435, for the treatment of chronic hepatitis C virus.

•

We agreed to codevelop BMS-795311, our preclinical small molecule inhibitor of the Cholesteryl Ester Transfer Protein (CETP) that could potentially raise HDL (good cholesterol) levels and help prevent cardiovascular disease, with Simcere Pharmaceutical Group (Simcere).

•

We entered into a clinical collaboration with Pharmasset, Inc. (Pharmasset), now a wholly owned subsidiary of Gilead, to evaluate the utility of declatasvir (BMS-790052), our NS5A replication complex inhibitor, in combination with PSI-7977, Pharmasset’s nucleotide polymerase inhibitor for the treatment of chronic hepatitis C virus and subsequently announced the addition of four additional treatment arms to the Phase IIa trial.

In February 2012, we acquired Inhibitex, Inc. (Inhibitex), a clinical-stage biopharmaceutical company focused on developing products to treat the hepatitis C virus and other serious infectious diseases.

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

ELIQUIS – an oral Factor Xa inhibitor indicated in the EU for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery and in development for stroke prevention in patients with atrial fibrillation (AF) and the prevention and treatment of venous thromboembolic disorders that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In November 2011, the FDA accepted for review the NDA for ELIQUIS. The Prescription Drug User Fee Act (PDUFA) goal date for a decision by the FDA is March 28, 2012. We also have a validated application in the EU.

•

In November 2011, the Company and Pfizer announced the results of the Phase III ADOPT trial, which evaluated ELIQUIS versus enoxaparin in acutely ill medical patients, did not meet the primary efficacy outcome of superiority to enoxaparin for the endpoint of VTE and VTE-related deaths.

•

In August 2011 at the European Society of Cardiology Congress, the Company and Pfizer announced the main results of the Phase III ARISTOTLE trial, which evaluated ELIQUIS compared to warfarin for the prevention of stroke or systemic embolism in patients with atrial fibrillation and at least one risk factor for stroke. ELIQUIS as compared with warfarin significantly reduced the risk of stroke or systemic embolism by 21 percent, major bleeding by 31 percent and mortality by 11 percent.

•

In June 2011, the Company and Pfizer announced that the Phase III ARISTOTLE trial of ELIQUIS met the primary efficacy objective of non-inferiority to warfarin on the combined outcome of stroke (ischemic, hemorrhagic or unspecified type) and systemic embolism. In addition, ELIQUIS met the key secondary endpoints of superiority on efficacy and on International Society of Thrombosis and Haemostasis (ISTH) major bleeding compared to warfarin.

•	In May 2011, the Company and Pfizer announced that the European Commission approved ELIQUIS for the prevention of VTE in adult patients who have undergone elective hip or knee replacement surgery.

•

In February 2011, the Company and Pfizer published the full results of the AVERROES study of ELIQUIS in The New England Journal of Medicine. The study demonstrated that, for patients with AF who were expected or demonstrated to be unsuitable for a vitamin K antagonist therapy such as warfarin, ELIQUIS was statistically superior to aspirin in reducing the composite of stroke or systemic embolism, without a significant increase in major bleeding, fatal bleeding or intracranial bleeding. There were no significant differences in the risk of hemorrhagic stroke between ELIQUIS and aspirin. The study results also showed that ELIQUIS demonstrated superiority for its secondary efficacy endpoint in reducing the composite of stroke, systemic embolism, myocardial infarction or vascular death for patients with AF when compared with aspirin.

NULOJIX – a fusion protein with novel immunosuppressive activity for the prevention of kidney transplant rejection

•	In June 2011, the Company announced that the FDA and the European Commission approved NULOJIX for prophylaxis of organ rejection in adult patients receiving a kidney transplant.

•

New data on NULOJIX was presented at the 2011 American Transplant Congress and the European Society for Organ Transplantation (ESOT) meeting including: (i) three-year outcomes from BENEFIT: A Phase III study of NULOJIX vs. cyclosporine in kidney transplant recipients, (ii) three-year safety profile of NULOJIX in kidney transplant recipients from the BENEFIT and BENEFIT-EXT studies, (iii) renal function at two years in kidney transplant recipients switched from cyclosporine or tacrolimus to NULOJIX: results from the long-term extension of a Phase II study, and (iv) three-year outcomes by donor type in Phase III studies of NULOJIX vs. cyclosporine in kidney transplantation (BENEFIT & BENEFIT-EXT).

Dapagliflozin – an oral SGLT2 inhibitor for the treatment of diabetes that is part of our strategic alliance with AstraZeneca PLC (AstraZeneca)

•

In January 2012, the FDA issued a complete response letter regarding the NDA for dapagliflozin. The complete response letter requests additional clinical data to allow a better assessment of the benefit-risk profile for dapagliflozin. This includes clinical trial data from ongoing studies and may require information from new clinical trials. The companies will work closely with the FDA to determine the appropriate next steps for the dapagliflozin application, and are in ongoing discussions with health authorities in Europe and other countries as part of the application procedures.

•

In December 2011, the Company and AstraZeneca announced at the International Diabetes Federation 2011 World Diabetes Conference the results of a Phase III study of dapagliflozin that showed reductions on blood sugar levels (glycosylated hemoglobin levels or HbA1c) seen at 24 weeks with dapagliflozin and existing glimepiride (sulfonylurea) therapy, compared to placebo added to glimepiride were maintained at 48 weeks in adults with type 2 diabetes. Patients taking dapagliflozin added to glimepiride also maintained reductions in fasting plasma glucose levels, post-prandial glucose and total body weight.

•

In November 2011, the Company and AstraZeneca presented a meta-analysis of clinical data on cardiovascular safety in adult patients with type 2 diabetes that showed that dapagliflozin was not associated with an unacceptable increase in cardiovascular risk relative to all comparators pooled in the clinical programs.

•

In July 2011, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted nine to six that the efficacy and safety data did not provide substantial evidence to support approval of the NDA for dapagliflozin as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus.

•	In June 2011 at the American Diabetes Association meeting, the Company and AstraZeneca presented the results from several Phase III clinical studies examining dapagliflozin added to metformin.

•	The MAA for dapagliflozin has been validated by the EMA. The MAA submission for dapagliflozin was filed in December 2010.

ORENCIA – a fusion protein indicated for rheumatoid arthritis

•

In November 2011 at the American College of Rheumatology Annual Scientific Meeting, the Company presented new data on ORENCIA from clinical trials that support the recent FDA approval of the subcutaneous formulation of ORENCIA for the reduction of signs and symptoms in adults with moderate to severe arthritis. Other data presented included long-term immunogenicity data with the intravenous formulation, long-term safety data in rheumatoid arthritis and results from a Phase II/III study in lupus nephritis.

•	In August 2011, the MAA for the subcutaneous formulation of ORENCIA was validated for review by the European Medicine Agency.

•	In July 2011, the FDA approved a subcutaneous formulation of ORENCIA for the treatment of adults with moderate to severe rheumatoid arthritis.

ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin) – a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	In December 2011, the FDA approved ONGLYZA for use as a combination therapy with insulin (with or without metformin) to improve blood sugar in adult patients with type 2 diabetes.

•	In November 2011, the European Commission approved KOMBIGLYZE (known in the EU as KOMBOGLYZE) for the treatment of type 2 diabetes.

•

In November 2011, the European Commission approved ONGLYZA for use as a combination therapy with insulin (with or without metformin) to improve blood sugar (glycemic) control in adult patients with type 2 diabetes.

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

SPRYCEL (dasatanib) – an oral inhibitor of multiple tyrosine kinases indicated for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including GLEEVEC* (imatinib meslylate) and first-line treatment of adults. SPRYCEL is part of our strategic alliance with Otsuka Pharmaceuticals, Inc. (Otsuka).

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

BARACLUDE (entecavir) – an oral antiviral agent for the treatment of chronic hepatitis B

•

In November 2011 at the 62nd annual meeting of the American Association for the Study of Liver Disease, the Company announced the results of the 96-week BE-LOW study, a Phase IIIb clinical trial, that showed no statistical difference between BARACLUDE monotherapy (0.5 mg once daily) and BARACLUDE (0.5 mg once daily) plus tenovir (300 mg once daily) in treatment-naïve adult patients with HBeAg-positive and HBeAg-negative chronic hepatitis B with compensated liver disease.

•	In February 2011, the European Commission approved BARACLUDE for the treatment of hepatitis B in adult patients with decompensated liver disease.

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

ERBITUX* (cetuximab) – a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our alliance with Eli Lilly and Company (Lilly).

•

In November 2011, the FDA approved ERBITUX*, in combination with platinum-based chemotherapy with 5-fluorouracil, for the first line treatment of recurrent locoregional or metastatic squamous cell carcinoma of the head and neck.

Necitumumab (IMC-11F8) – an investigational anti-cancer agent, which is part of our strategic alliance with Lilly

•

In February 2011, the Company and Lilly announced that enrollment was stopped in the Phase III INSPIRE study of necitumumab as a first-line treatment for advanced non-small cell lung cancer. The trial is evaluating the addition of necitumumab to a combination of ALIMTA* (pemetrexed for injection) and cisplatin. The decision to stop enrollment followed an independent Data Monitoring Committee (DMC) recommendation that no new or recently enrolled patients continue treatment in the trial because of safety concerns related to thromboembolism in the experimental arm of the study. The DMC also noted that patients who have already received two or more cycles of necitumumab appear to have a lower ongoing risk for these safety concerns. Those patients could choose to remain on the trial, after being informed of the additional potential risks. Investigators will continue to assess patients after two cycles to determine if there is a potential benefit from treatment. Necitumumab continues to be studied in another Phase III trial named SQUIRE. This study is evaluating necitumumab as a potential treatment for a different type of lung cancer called squamous non-small cell lung cancer in combination with GEMZAR* (gemcitabine HCl for injection) and cisplatin. The same independent DMC recommended that this trial continue because no safety concerns have been observed.

Brivanib – an investigational anti-cancer agent

•

In January 2012 at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium, the National Cancer Institute of Canada (NCIC) Clinical Trials Group and the Australasian Gastro-Intestinal Trials Group (AGITG) presented the results of a Phase III randomized trial of cetuximab plus either brivanib alaninate or placebo in patients with metastatic, chemotherapy refractory, K-RAS wild type colorectal carcinoma. The primary endpoint of improvement in overall survival was not met in the trial.

•

In December 2011, the Company reported that the Phase III BRISK-PS (Brivanib Study in HCC Patients at Risk Post Sorafenib) clinical trial in patients with hepatocellular carcinoma (HCC; liver cancer) who failed or are intolerant to sorafenib did not meet the primary endpoint of improving overall survival versus placebo.

RESULTS OF OPERATIONS

Net Sales

The composition of the changes in net sales was as follows:

	Year Ended December 31,			2011 vs. 2010				2010 vs. 2009
	Net Sales			Analysis of % Change				Analysis of % Change
Dollars in Millions	2011	2010	2009	Total Change	Volume	Price	Foreign Exchange	Total Change	Volume	Price	Foreign Exchange
United States	$13,845	$12,613	$11,867	10%	3%	7%	—	6%	3%	3%	—
Europe	3,667	3,448	3,625	6%	5%	(4)%	5%	(5)%	2%	(3)%	(4)%
Japan, Asia Pacific and Canada	1,862	1,651	1,522	13%	6%	(1)%	8%	8%	3%	(4)%	9%
Latin America, the Middle East and Africa	894	856	843	4%	3%	—	1%	2%	(3)%	3%	2%
Emerging Markets	887	804	753	10%	13%	(6)%	3%	7%	5%	(2)%	4%
Other	89	112	198	(21)%	N/A	N/A	—	(43)%	N/A	N/A	—

Total	$21,244	$19,484	$18,808	9%	4%	3%	2%	4%	2%	1%	1%

Our total sales growth in both periods was attributable to higher volume, higher average net selling prices, favorable foreign exchange and reflects continued growth in most key products offset by declines in sales of AVAPRO*/AVALIDE* and mature brands across all regions and international sales of PLAVIX*.

The change in U.S. net sales attributed to price was a result of higher average net selling prices for PLAVIX* in both periods and ABILIFY* in 2011, partially offset by the reduction in our contractual share of ABILIFY* net sales from 65% to 58% in 2010 and a further reduction to 53.5% in 2011, and higher rebates and discounts resulting from U.S. healthcare reform legislation. The change in U.S. net sales in 2011 attributed to volume reflects the recent launch of YERVOY and increased demand for several key products partially offset by decreased prescription demand for AVAPRO*/AVALIDE* and PLAVIX*, which we expect to continue to decrease as a result of the expected loss of exclusivity of each of those products in 2012. The change in U.S. net sales in 2010 attributed to volume reflects increased demand for several key products. See “—Key Products” for further discussion of sales by key product.

Net sales in Europe increased in 2011 due to favorable foreign exchange and sales growth of most key products partially offset by lower sales of certain mature brands from divestitures and generic competition as well as generic competition for PLAVIX* and AVAPRO*/AVALIDE*. Net sales in Europe decreased in 2010 due to unfavorable foreign exchange and the previously mentioned generic competition which more than offset sales growth in most key products. Net sales in both periods were negatively impacted by continuing fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, other price reductions and other restrictive measures.

Net sales in Japan, Asia Pacific and Canada increased in both periods primarily due to higher demand for BARACLUDE and SPRYCEL. Net sales in 2011 also increased from the recent launch of ORENCIA in Japan and the approval of SPRYCEL for first line indication in Japan. These impacts were partially offset by generic competition for AVAPRO*/AVALIDE* in Canada in 2011 and lower sales of mature brands from generic competition and divestitures in both periods.

Our Emerging Markets region is comprised of Brazil, Russia, India, China, and Turkey. Net sales growth in both periods was driven by increased sales volume primarily in China and Brazil, which was partially offset by pricing pressures in Turkey and Russia. Higher net sales in China were primarily attributable to BARACLUDE and certain mature brands in both periods. Higher net sales in Brazil were primarily attributable to REYATAZ in 2011 and ABILIFY* in 2010.

No single country outside the U.S. contributed more than 10% of our total net sales in 2011, 2010 or 2009.

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

We recognize revenue net of gross-to-net sales adjustments that are further described in “—Critical Accounting Policies” below. Our contractual share of ABILIFY* and ATRIPLA* sales is reflected net of all gross-to-net sales adjustments in gross sales.

The reconciliation of gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Gross Sales	$24,007	$21,681	$20,555
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(767)	(605)	(513)
Cash Discounts	(282)	(255)	(253)
Managed Healthcare Rebates and Other Contract Discounts	(752)	(499)	(439)
Medicaid Rebates	(536)	(453)	(229)
Sales Returns	(76)	(88)	(101)
Other Adjustments	(350)	(297)	(212)

Total Gross-to-Net Sales Adjustments	(2,763)	(2,197)	(1,747)

Net Sales	$21,244	$19,484	$18,808

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2010	$42	$26	$199	$166	$169	$88	$690
Provision related to sales made in current period	606	255	496	454	118	302	2,231
Provision related to sales made in prior periods	(1)	—	3	(1)	(30)	(5)	(34)
Returns and payments	(599)	(252)	(482)	(292)	(69)	(256)	(1,950)
Impact of foreign currency translation	—	—	—	—	(1)	(2)	(3)

Balance at December 31, 2010	$48	$29	$216	$327	$187	$127	$934
Provision related to sales made in current period	767	282	752	541	120	357	2,819
Provision related to sales made in prior periods	—	—	—	(5)	(44)	(7)	(56)
Returns and payments	(764)	(283)	(550)	(452)	(101)	(296)	(2,446)
Impact of foreign currency translation	—	—	(1)	—	(1)	—	(2)

Balance at December 31, 2011	$51	$28	$417	$411	$161	$181	$1,249

Gross-to-net sales adjustments as a percentage of worldwide gross sales were 11.5% in 2011, 10.1% in 2010 and 8.5% in 2009 and are primarily a function of gross sales trends, changes in sales mix and contractual and legislative discounts and rebates. Gross-to-net sales adjustments increased due to:

•	Charge-backs related to government programs increased in both periods primarily due to reimbursements for price increases in excess of current inflation rates in the U.S.

•	Managed healthcare rebates and other contract discounts increased in 2011 due to the 50% discount for patients within the Medicare Part D coverage gap.

•

In 2010, Medicaid rebates increased due to the change in minimum rebates on drug sales from 15.1% to 23.1% and the extension of the Medicaid rebate rate to drugs sold to risk-based Medicaid managed care organizations. In 2011, Medicaid rebates continued to increase due to the full year impact of the expansion of Medicaid rebates to drugs used in risk-based Medicaid managed care plans and higher average net selling prices for PLAVIX*, and higher Medicaid channel sales.

•	The increase in unpaid rebates was due in part to timing and an increasing lag in payments attributed to government agencies administrative delays.

•

In 2011, sales returns included a $29 million reduction of a $44 million U.S. return reserve established in 2010 in connection with a recall of certain lots of AVALIDE* due to lower returns than expected. Sales returns attributable to 2012 sales are expected to increase as a result of the loss of exclusivity of PLAVIX* and AVAPRO*/AVALIDE* in 2012.

Key Products

Net sales of key products represented 86% of total net sales in 2011, 84% in 2010 and 81% in 2009. The following table presents U.S. and international net sales by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
Key Products
PLAVIX* (clopidogrel bisulfate)	$7,087	$6,666	$6,146	6%	8%	—	—
U.S.	6,622	6,154	5,556	8%	11%	—	—
Non-U.S.	465	512	590	(9)%	(13)%	3%	4%

AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)	952	1,176	1,283	(19)%	(8)%	2%	2%
U.S.	521	642	722	(19)%	(11)%	—	—
Non-U.S.	431	534	561	(19)%	(5)%	4%	3%

ABILIFY* (aripiprazole)	2,758	2,565	2,592	8%	(1)%	2%	—
U.S.	2,037	1,958	2,082	4%	(6)%	—	—
Non-U.S.	721	607	510	19%	19%	6%	(2)%

REYATAZ (atazanavir sulfate)	1,569	1,479	1,401	6%	6%	2%	—
U.S.	760	754	727	1%	4%	—	—
Non-U.S.	809	725	674	12%	8%	5%	(1)%

SUSTIVA (efavirenz) Franchise	1,485	1,368	1,277	9%	7%	2%	(1)%
U.S.	940	881	803	7%	10%	—	—
Non-U.S.	545	487	474	12%	3%	5%	(3)%

BARACLUDE (entecavir)	1,196	931	734	28%	27%	5%	3%
U.S.	207	179	160	16%	12%	—	—
Non-U.S.	989	752	574	32%	31%	7%	3%

ERBITUX* (cetuximab)	691	662	683	4%	(3)%	—	—
U.S.	672	646	671	4%	(4)%	—	—
Non-U.S.	19	16	12	19%	33%	3%	5%

SPRYCEL (dasatinib)	803	576	421	39%	37%	3%	—
U.S.	294	188	123	56%	53%	—	—
Non-U.S.	509	388	298	31%	30%	6%	1%

YERVOY (ipilimumab)	360	N/A	N/A	N/A	N/A	N/A	N/A
U.S.	322	N/A	N/A	N/A	N/A	N/A	N/A
Non-U.S.	38	N/A	N/A	N/A	N/A	N/A	N/A

ORENCIA (abatacept)	917	733	602	25%	22%	2%	—
U.S.	615	547	467	12%	17%	—	—
Non-U.S.	302	186	135	62%	38%	8%	1%

NULOJIX (belatacept)	3	N/A	N/A	N/A	N/A	N/A	N/A
U.S.	3	N/A	N/A	N/A	N/A	N/A	N/A
Non-U.S.	—	N/A	N/A	N/A	N/A	N/A	N/A

ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)	473	158	24	**	**	3%	—
U.S.	339	119	22	**	**	—	—
Non-U.S.	134	39	2	**	**	**	—

Mature Products and All Other	2,950	3,170	3,645	(7)%	(13)%	4%	1%
U.S.	513	545	534	(6)%	2%	—	—
Non-U.S.	2,437	2,625	3,111	(7)%	(16)%	5%	1%

**	Change in excess of 100%.

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•

U.S. net sales increased in both periods primarily due to higher average net selling prices. Estimated total U.S. prescription demand decreased 5% and 1% in 2011 and 2010, respectively. We expect a rapid and material decline in PLAVIX* sales following the loss of exclusivity in May 2012. PLAVIX* sales will depend on erosion rates from generic competition, wholesale and retail inventory levels and expected returns.

•

International net sales continue to be impacted by the launch of generic clopidogrel products in the EU and Australia. This has a negative impact on both our net sales in EU comarketing countries and Australia and our equity in net income of affiliates as it relates to our share of sales from our partnership with sanofi in Europe and Asia. We expect the continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates. We also expect erosion of international net sales following the recent loss of exclusivity of PLAVIX* in Canada.

•	See “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies—PLAVIX* Litigation,” for further discussion on PLAVIX* exclusivity litigation in both the U.S. and EU.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

U.S. net sales decreased in 2011 due to market share losses subsequent to the AVALIDE* supply shortage in the first quarter of 2011 associated with previously reported recalls. Total estimated U.S. prescription demand decreased 39% in 2011. The decrease in U.S. net sales was partially offset by higher average net selling prices and the reduction in 2011 of previously established reserves for estimated returns in connection with the recall of certain lots of AVALIDE* during 2010 due to lower actual returns than expected. We expect a rapid, material decline in AVAPRO*/AVALIDE* sales following the loss of exclusivity in March 2012. International net sales decreased in 2011 due to lower demand including generic competition in certain EU markets and Canada.

•

U.S. and international net sales decreased in 2010 primarily due to decreased overall demand due to generic competition in the EU and reduced supply of AVALIDE* in addition to a $44 million sales return adjustment recorded as a result of the AVALIDE* recall. Estimated total U.S. prescription demand decreased 17% in 2010.

ELIQUIS — an oral Factor Xa inhibitor for the prevention of VTE in adult patients who have undergone elective hip or knee replacement surgery and in development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in patients with atrial fibrillation that is part of our strategic alliance with Pfizer

•	ELIQUIS was approved in the EU for VTE prevention in May 2011 and was launched in a limited number of EU countries beginning in May 2011. Net sales were less than $1 million.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•

U.S. net sales increased in 2011 due to higher overall demand and average net selling prices partially offset by the reduction in our contractual share of net sales from 58% in 2010 to 53.5% in 2011. Estimated total U.S. prescription demand increased 5% in 2011.

•

U.S. net sales decreased in 2010 primarily due to the reduction in our contractual share of net sales from 65% to 58% and higher Medicaid rebates from healthcare reform. The decrease was partially offset by higher average net selling prices and overall demand. Estimated total U.S. prescription demand increased 5% in 2010.

•	In both periods, international net sales increased due to higher demand.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales were relatively flat in 2011 and increased in 2010 primarily due to higher demand. Estimated total prescription demand increased 2% in 2011 and 4% in 2010.

•	In both periods, international net sales increased primarily due to higher demand.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our joint venture with Gilead

•

U.S. net sales increased in 2011 primarily due to higher average net selling prices and higher estimated total U.S. prescription demand of 7%. U.S. net sales increased in 2010 primarily due to higher estimated total U.S. prescription demand of 7%.

•	In both periods, international net sales increased primarily due to higher demand.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Net sales in both periods increased primarily due to higher demand.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Lilly.

•

Sold by us almost exclusively in the U.S., net sales increased in 2011 primarily due to higher demand, including demand from the approval of ERBITUX* for the first-line treatment of recurrent locally or regionally advanced metastatic squamous cell carcinoma of the head and neck. Net sales in 2010 decreased primarily due to lower demand and lower average net selling prices.

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

•

Net sales in both periods increased primarily due to higher demand and average net selling prices. Demand in 2011 was positively impacted by the approval of SPRYCEL for first-line treatment of adult patients with newly diagnosed Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase in the U.S. and the EU in the fourth quarter of 2010.

YERVOY — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	YERVOY was launched in the U.S. in the second quarter of 2011 and a limited number of EU countries in the third and fourth quarters of 2011.

•	Net sales of $27 million were deferred until patient infusion due to a returns policy established in the third quarter of 2011 in the U.S.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. net sales increased in both periods primarily due to higher demand, including the launch of the ORENCIA subcutaneous formulation, and higher average net selling prices.

•	International net sales increased in both periods primarily due to higher demand.

NULOJIX — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	NULOJIX was approved and launched in the U.S. and EU during 2011.

ONGLYZA/KOMBIGLYZE — treatment for type 2 diabetes

•	ONGLYZA/KOMBIGLYZE increased in both periods primarily due to higher overall demand and launches in various countries. KOMBIGLYZE was launched in the U.S. in the fourth quarter of 2010.

Mature Products and All Other — includes products which lost exclusivity in major markets and over the counter brands

•

International net sales decreased in 2010 due to continued generic erosion of certain products, lower average net selling prices in Europe, the year over year impact of the rationalization and divestitures of our non-strategic product portfolio and lower demand for certain over the counter products.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, federal facilities including Veterans Administration hospitals, and long-term care, among others. The data is provided by Wolters Kluwer Health (WK), except for SPRYCEL, and is based on the Source Prescription Audit. As of December 31, 2011, SPRYCEL demand is based upon information from the Next-Generation Prescription Service (NGPS) version 2.0 of the National Prescription Audit provided by the IMS Health (IMS). The data is a product of each respective service providers’ own recordkeeping and projection processes and therefore subject to the inherent limitations of estimates based on sampling and may include a margin of error.

Prior to December 31, 2011, SPRYCEL demand was calculated based upon data obtained from the IMS Health (IMS) National Sales Perspectives Audit. Since management believes information from IMS’ National Prescription Audit more accurately reflects subscriber demands trends versus pill data from IMS’ National Sales Perspectives Audit, all prior year SPRYCEL data has been restated to reflect information from IMS’ National Prescription Audit.

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

Estimated End-User Demand

The following tables set forth for each of our key products sold in the U.S. for the years ended December 31, 2011, 2010 and 2009: (i) change in reported U.S. net sales for each year; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis, and (iii) months of inventory on hand in the wholesale distribution channel.

	Year Ended December 31,												At December 31,
	Change in U.S. Net Sales						% Change in U.S. Total Prescriptions						Months on Hand
Dollars in Millions	2011		2010		2009		2011		2010		2009		2011	2010	2009
PLAVIX*	8%		11%		13%		(5)%		(1)%		4%		0.5	0.5	0.5
AVAPRO*/AVALIDE*	(19)%		(11)%		(2)%		(39)%		(17)%		(9)%		0.6	0.4	0.4
ABILIFY*	4%		(6)%		24%		5%		5%		26%		0.5	0.4	0.4
REYATAZ	1%		4%		9%		2%		4%		8%		0.5	0.5	0.5
SUSTIVA Franchise(a)	7%		10%		11%		7%		7%		10%		0.6	0.4	0.5
BARACLUDE	16%		12%		14%		9%		12%		13%		0.6	0.6	0.5
ERBITUX*(b)	4%		(4)%		(9)%		N/	A	N/	A	N/	A	0.6	0.5	0.5
SPRYCEL	56%		53%		34%		30%		21%		27%		0.7	0.6	0.7
YERVOY(b)(c)	N/	A	N/	A	N/	A	N/	A	N/	A	N/	A	0.6	N/A	N/A
ORENCIA(b)	12%		17%		29%		N/	A	N/	A	N/	A	0.5	0.6	0.5
NULOJIX(b)(c)	N/	A	N/	A	N/	A	N/	A	N/	A	N/	A	3.5	N/A	N/A
ONGLYZA/KOMBIGLYZE(d)	*	*	*	*	N/	A	*	*	*	*	N/	A	0.5	0.8	3.7

(a)	The SUSTIVA Franchise (total revenue) includes sales of SUSTIVA and revenue of bulk efavirenz included in the combination therapy ATRIPLA*. The months on hand relates only to SUSTIVA.
(b)	ERBITUX*, YERVOY, ORENCIA and NULOJIX are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)	YERVOY and NULOJIX were launched in the U.S. in the second quarter of 2011.
(d)

ONGLYZA was launched in the U.S. in the third quarter of 2009. KOMBIGLYZE was launched in the U.S. in the fourth quarter of 2010. ONGLYZA had 0.5 month of inventory on hand at December 31, 2010. KOMBIGLYZE had 51.8 months of inventory on hand at December 31, 2010 to support the initial product launch.

**	Change in excess of 100%.

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material as of the dates indicated above. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2011, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2011.

NULOJIX had 3.5 months of inventory on hand in the U.S. to support the initial product launch. The inventory is nominal and is expected to be worked down in less than that amount of time as demand for this new product increases post launch.

DAFALGAN, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand at direct customers compared to 1.4 months of inventory on hand at December 31, 2010. The level of inventory on hand was primarily due to ordering patterns of pharmacists in France.

FERVEX, a cold and flu product, had 3.0 months of inventory on hand internationally at direct customers compared to 6.4 months of inventory on hand at December 31, 2010. The level of inventory on hand decreased due to higher demand in France and Russia.

LUFTAL, an antacid product, had 1.5 months of inventory on hand internationally at direct customers compared to 1.3 months of inventory on hand at December 31, 2010. The level of inventory on hand was primarily due to government purchasing patterns in Brazil.

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

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2011 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Net Sales			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Cost of products sold	$5,598	$5,277	$5,140	6%	3%
Marketing, selling and administrative	4,203	3,686	3,946	14%	(7)%
Advertising and product promotion	957	977	1,136	(2)%	(14)%
Research and development	3,839	3,566	3,647	8%	(2)%
Provision for restructuring	116	113	136	3%	(17)%
Litigation expense, net	—	(19)	132	(100)%	**
Equity in net income of affiliates	(281)	(313)	(550)	(10)%	(43)%
Other (income)/expense	(169)	126	(381)	**	**

Total Expenses	$14,263	$13,413	$13,206	6%	2%

**	Change is in excess of 100%.

Cost of products sold

Cost of products sold consists of material costs, internal labor and overhead from our owned manufacturing sites, third-party processing costs, other supply chain costs and the settlement of foreign currency forward contracts that are used to hedge forecasted intercompany inventory purchase transactions. Essentially all of these costs are managed primarily through our global manufacturing organization, referred to as Technical Operations. Discovery royalties attributed to licensed products in connection with alliances, profit sharing payments in certain collaborations, and the amortization of acquired developed technology costs from business combinations and milestone payments that occur on or after regulatory approval are also included in cost of products sold.

Cost of products sold can vary between periods as a result of product mix (particularly resulting from royalties and profit sharing expenses in connection with our alliances), price, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs. In addition, changes in foreign currency may also provide volatility given a high percentage of total costs are denominated in foreign currencies.

The increase in cost of products sold in both periods was primarily attributable to higher sales volume resulting in additional royalties, collaboration fees, and profit sharing expense, and unfavorable foreign exchange. Cost of products sold as a percentage of net sales were 26.4% in 2011, 27.1% in 2010, and 27.3% in 2009 and reflected more favorable product mix during 2011 and 2010.

Marketing, selling and administrative

Marketing, selling and administrative expenses consist of salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs and other expenses that are not attributed to product manufacturing costs or research and development expenses. Most of these expenses are managed through regional commercialization functions or global functions such as finance, law, information technology and human resources.

•

The increase in 2011 was primarily attributed to the annual pharmaceutical company fee ($220 million), unfavorable foreign exchange and higher marketing costs to support new launches and key products and to a lesser extent, higher bad debt expense in the EU, charitable funding and information technology expenses.

•

The decrease in 2010 was primarily attributed to the reduction in sales related activities of certain key products to coincide with their respective life cycle; prior year impact of a $100 million funding payment made to the BMS Foundation; reduction in our ABILIFY* sales force as Otsuka established it own sales force for promotion of ABILIFY*, SPRYCEL and IXEMPRA; reduced project standardization implementation costs from the 2009 role out of new accounting and human resource related systems; and overall efficiencies gained from continuous improvement initiatives.

Advertising and product promotion

Advertising and product promotion expenses consist of related media, sample and direct to consumer programs.

•

The decrease in 2010 was primarily attributed to lower spending on the promotion of certain key products to coincide with their product life cycle and Otsuka’s reimbursement of certain ABILIFY*, SPRYCEL and IXEMPRA advertising and product promotion expenses partially offset by increased spending for the ONGLYZA launch and other pipeline products.

Research and development

Research and development expenses consist of salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and facility costs. Total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. These expenses also include third-party licensing fees that are typically paid upfront as well as when regulatory or other contractual milestones are met. Certain expenses are shared with alliance partners based upon contractual agreements.

Most expenses are managed by our global research and development organization of which, approximately $2.0 billion of the total spend was attributed to development activities with the remainder attributed to preclinical and research activities. These expenses can vary between periods for a number of reasons, including the timing of upfront, milestone and other licensing payments.

•

The increase in 2011 was attributed to higher upfront, milestone and other licensing payments, unfavorable foreign exchange, and additional development costs resulting from the acquisition of ZymoGenetics. Upfront, milestone and other licensing payments were $207 million in 2011 which included an $88 million payment associated with an amendment of an intellectual property license agreement for YERVOY prior to its FDA approval and payments to Abbott Laboratories (Abbott), Innate, Ambrx, Alder Biopharmaceuticals, Inc. (Alder), and Nissan Chemical Industries, Ltd. and Teijin Pharma Limited (Nissan and Teijin) for exclusive licenses to develop and commercialize certain programs and compounds.

•

The decrease in 2010 was attributed to lower upfront, milestone and other licensing payments partially offset by additional spending to support our maturing pipeline and compounds obtained from our string-of-pearls strategy. Upfront, milestone and other licensing payments were $132 million in 2010 primarily attributed to Exelixis, Allergan Inc. and Abbott and $347 million in 2009 primarily attributed to ZymoGenetics, Alder, and Nissan and Teijin.

Provision for restructuring

The provision for restructuring was primarily attributable to employee termination benefits for continuous improvement initiatives.

Litigation expense, net

The 2009 amount was primarily due to a $125 million securities litigation settlement.

Equity in net income of affiliates

Equity in net income of affiliates was primarily related to our international partnership with Sanofi and varies based on international PLAVIX* net sales included within this partnership.

•

The decrease in 2010 is attributed to the impact of an alternative salt form of clopidogrel and generic clopidogrel competition on international PLAVIX* net sales that commenced in 2009. For additional information, see “Item 8. Financial Statements—Note 3. Alliances and Collaborations.”

Other (income)/expense

Other (income)/expense include:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Interest expense	$145	$145	$184
Interest income	(91)	(75)	(54)
Impairment and loss on sale of manufacturing operations	—	236	—
Gain on sale of product lines, businesses and assets	(37)	(39)	(360)
Other income received from alliance partners	(140)	(136)	(148)
Pension curtailment and settlement charges	10	28	43
Litigation charges/(recoveries)	(25)	—	—
Product liability charges/ (recoveries)	31	17	(6)
Other	(62)	(50)	(40)

Other (income)/expense	$(169)	$126	$(381)

•	Impairment and loss on sale of manufacturing operations was primarily attributed to the disposal of our manufacturing operations in Latina, Italy in 2010.

•	Gain on sale of product lines, businesses and assets was primarily related to the sale of mature brands, including businesses within Indonesia and Australia in 2009.

•	Other income from alliance partners includes income earned from the Sanofi partnership and amortization of certain upfront, milestone and other licensing payments related to other alliances.

•

Pension curtailment and settlement charges were primarily attributed to amendments which eliminated the crediting of future benefits related to service for U.S. pension plan participants. These amendments resulted in a curtailment charge of $6 million and $25 million during 2010 and 2009, respectively. The remainder of the charges resulted from lump sum payments in certain plans which exceeded the sum of plan interest costs and service costs, resulting in an acceleration of a portion of previously deferred actuarial losses. Additional charges may be recognized in the future, particularly with the U.S. pension plans due to a lower threshold resulting from the elimination of service costs and potentially higher lump sum payments. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further detail.

•	Product liability charges in 2011 and 2010 were for additional reserves in connection with the breast implant settlement program and hormone replacement therapy products.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that due to their significant and/or unusual nature are evaluated on an individual basis. These items are excluded from segment income. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they could reoccur in future periods. Non-GAAP information is intended to portray the results of our baseline performance which include the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical products on a global basis and to enhance an investor’s overall understanding of our past financial performance and prospects for the future. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2011	2010	2009
Cost of products sold*	$75	$113	$123

Process standardization implementation costs	29	35	110
BMS foundation funding initiative	—	—	100

Marketing, selling and administrative	29	35	210

Upfront, milestone and other licensing payments	207	132	347
IPRD impairment	28	10	—

Research and development	235	142	347

Provision for restructuring	116	113	136

Litigation expense/ (recoveries)	—	(19)	132

Impairment and loss on sale of manufacturing operations	—	236	—
Gain on sale of product lines, businesses and assets	(12)	—	(360)
Pension curtailment and settlement charges	13	18	36
Acquisition related items	—	10	(10)
Litigation charges/(recoveries)	(22)	—	—
Product liability charges/(recoveries)	31	17	(5)
Loss on sale of investments	—	—	31
Debt repurchase	—	—	(7)
Upfront, milestone and other licensing receipts	(20)	—	—

Other (income)/expense	(10)	281	(315)

Decrease to pretax income	445	665	633
Income tax on items above	(136)	(180)	(205)
Out-of period tax adjustment	—	(59)	—
Specified tax (benefit)/charge**	(97)	207	—

Income taxes	(233)	(32)	(205)

Decrease to net earnings	$212	$633	$428

*	Specified items included in cost of products sold include accelerated depreciation, asset impairment, and other shutdown costs.
**	The 2011 specified tax benefit relates to releases of tax reserves that were specified in prior periods. The 2010 specified tax charge relates to a tax charge from additional U.S. taxable income from earnings of foreign subsidiaries previously considered to be permanently reinvested offshore.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2011	2010	2009
Net Earnings Attributable to BMS—GAAP	$3,709	$3,102	$3,239
Earnings attributable to unvested restricted shares	(8)	(12)	(17)

Net Earnings Attributable to BMS used for Diluted EPS Calculation—GAAP	$3,701	$3,090	$3,222

Net Earnings Attributable to BMS—GAAP	$3,709	$3,102	$3,239
Less Specified Items	212	633	428

Net Earnings Attributable to BMS—Non-GAAP	3,921	3,735	3,667
Earnings attributable to unvested restricted shares	(8)	(12)	(17)

Net Earnings Attributable to BMS used for Diluted EPS Calculation—Non-GAAP	$3,913	$3,723	$3,650

Average Common Shares Outstanding—Diluted	1,717	1,727	1,978

Diluted EPS Attributable to BMS—GAAP	$2.16	$1.79	$1.63
Diluted EPS Attributable to Specified Items	0.12	0.37	0.22

Diluted EPS Attributable to BMS—Non-GAAP	$2.28	$2.16	$1.85

Income Taxes

The effective income tax rate on earnings from continuing operations before income taxes was 24.7% in 2011, 25.7% in 2010 and 21.1% in 2009. The effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. We have favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

Fluctuations in the effective tax rate were impacted by a $207 million tax charge in 2010, earnings mix between high and low tax jurisdictions, contingent tax matters and changes in prior period estimates upon finalizing tax returns. For a detailed discussion of changes in the effective tax rate, see “Item 8. Financial Statements—Note 8. Income Taxes.” Our future effective tax rate will also be adversely affected if the research and development tax credit is not extended.

Discontinued Operations

On December 23, 2009, we completed a split-off of our remaining interest in Mead Johnson by means of an exchange offer to BMS shareholders. See “Item 8. Financial Statements—Note 5. Mead Johnson Nutrition Company Initial Public Offering and Split-off.”

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 8. Financial Statements—Note 3. Alliances and Collaborations.” The increase in noncontrolling interest corresponds to increased net sales of PLAVIX* in the U.S. Following the expected loss of exclusivity of PLAVIX* and AVAPRO*/AVALIDE* in the U.S. during 2012, we expect a significant decrease in net earnings attributable to noncontrolling interest. Net earnings from discontinued operations attributable to noncontrolling interest primarily relates to the 16.9% publicly owned portion of Mead Johnson prior to our complete divestiture from the split-off. A summary of noncontrolling interest is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Sanofi partnerships	$2,323	$2,074	$1,717
Other	20	20	26

Noncontrolling interest—pre-tax	2,343	2,094	1,743
Income taxes	(792)	(683)	(562)

Net earnings from continuing operations attributable to noncontrolling interest—net of taxes	1,551	1,411	1,181
Net earnings from discontinued operations attributable to noncontrolling interest—net of taxes	—	—	69

Net earnings attributable to noncontrolling interest—net of taxes	$1,551	$1,411	$1,250

Financial Position, Liquidity and Capital Resources

Our net cash position was as follows:

Dollars in Millions	2011	2010
Cash and cash equivalents	$5,776	$5,033
Marketable securities—current	2,957	2,268
Marketable securities—non-current	2,909	2,681

Total cash, cash equivalents and marketable securities	11,642	9,982

Short-term borrowings, including current portion of long-term debt	(115)	(117)
Long-term debt	(5,376)	(5,328)

Net cash position	$6,151	$4,537

We maintain a significant level of working capital, which was approximately $7.5 billion at December 31, 2011 and $6.5 billion at December 31, 2010. In 2012 and future periods, we expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for dividends, common stock repurchases, debt repurchases, strategic alliances and acquisitions (including the acquisition of Inhibitex for $2.5 billion), milestone payments, working capital and capital expenditures. We do not rely on short-term borrowings to meet our current liquidity needs.

Cash, cash equivalents and marketable securities held in the U.S. was $8.7 billion at December 31, 2011. Approximately $2.3 billion of the remaining $2.9 billion is held in low tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

Our investment portfolio includes non-current marketable securities which are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. See “Item 8. Financial Statements—Note 10. Financial Instruments.”

As discussed in “—Strategy” above, the loss of exclusivity in the U.S. for our largest product, PLAVIX*, in May 2012 is expected to result in a rapid, precipitous, material decline in operating cash flow. Additional regulations in the U.S. could be passed in the future which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We also continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions in the EU will not have a material impact on our liquidity, cash flow or financial flexibility.

As a mechanism to limit our overall credit exposures, and an additional source of liquidity, we sell trade receivables to third parties, principally from wholesalers in Japan and certain government-backed entities in Italy, Portugal and Spain. Sales of trade receivables totaled approximately $1.1 billion in 2011, $932 million in 2010, and $660 million in 2009. The amount of trade receivables sold in Italy, Portugal, and Spain was $484 million in 2011, $477 million in 2010, and $413 million in 2009, and may not be available to be factored in the future due to the ongoing European sovereign debt crisis. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

In September 2011, the Company replaced its $2.0 billion revolving credit facility with a new $1.5 billion five year revolving credit facility from a syndicate of lenders, which contains customary terms and conditions and is extendable on any anniversary date with the consent of the lenders. There are no financial covenants under the new facility. There were no borrowings outstanding under either revolving credit facility at December 31, 2011 or December 31, 2010.

We continue to manage our operating cash flows with initiatives designed to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable. The following summarizes these components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	December 31, 2011	% of Trailing Twelve Month Net Sales	December 31, 2010	% of Trailing Twelve Month Net Sales
Net trade receivables	$2,250	10.6%	$1,985	10.2%
Inventories	1,384	6.5%	1,204	6.2%
Accounts payable	(2,603)	(12.2)%	(1,983)	(10.2)%

Total	$1,031	4.9%	$1,206	6.2%

Credit Ratings

Moody’s Investors Service (Moody’s) long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook remains stable. Standard & Poor’s (S&P) long-term and short-term credit ratings are currently A+ and A-1, respectively, and their long-term credit outlook remains stable. Fitch Ratings (Fitch) long-term and short-term credit ratings are currently A+ and F1, respectively, and their long-term credit outlook remains negative. Our credit ratings are considered investment grade. These long-term ratings designate that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. These short-term ratings designate that we have the strongest capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

Dollars in Millions	2011	2010	2009
Cash flow provided by/(used in):
Operating activities	$4,840	$4,491	$4,065
Investing activities	(1,437)	(3,812)	(4,380)
Financing activities	(2,657)	(3,343)	(17)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions and tax payments in the ordinary course of business. Our operating cash flow continued to benefit from improved operating performance, working capital initiatives, and higher unpaid rebates due in part to timing and an increasing lag in payments to managed care organizations attributed to government agencies’ administrative delays.

Investing Activities

•

Net purchases of marketable securities were $859 million in 2011, $2.6 billion in 2010 and $1.4 billion in 2009. Investments in time deposits and highly-rated corporate debt securities with maturities greater than 90 days were increased to manage our return on investment.

•	Cash was used to fund the acquisitions of Amira for $360 million (including a $50 million contingent payment) in 2011, ZymoGenetics for $829 million in 2010 and Medarex for $2.2 billion in 2009.

•

Capital expenditures were $367 million in 2011, $424 million in 2010, and $730 million in 2009, including costs related to our Devens biologics facility and other costs to support several manufacturing initiatives.

•	Proceeds of $310 million were received from the sale of businesses within the Asia-Pacific region in 2009.

•	Mead Johnson cash included in the 2009 split-off transaction was $561 million.

Financing Activities

•

Dividend payments were $2.3 billion in 2011, $2.2 billion in 2010 and $2.5 billion in 2009. Dividends declared per common share were $1.33 in 2011, $1.29 in 2010 and $1.25 in 2009. In December 2011, we declared a quarterly dividend of $0.34 per common share and expect to pay a dividend for the full year of 2012 of $1.36 per share. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	A $3.0 billion stock repurchase program was authorized in May 2010, resulting in the repurchase of common stock of $1.2 billion in 2011 and $576 million in 2010.

•

Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the repurchase of debt were $78 million in 2011, $855 million in 2010 and $132 million in 2009. Proceeds from the termination of interest rate swap contracts were $296 million in 2011, $146 million in 2010 and $194 million in 2009.

•

Proceeds from the issuances of common stock resulting from stock option exercises were $601 million (including $48 million of cash retained from excess tax benefits) in 2011, $252 million in 2010 and $45 million in 2009. The issuance of common stock as a result of stock option exercises will vary each period based upon fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

•	Proceeds of $2.3 billion were received from the Mead Johnson initial public offering and the issuance of Mead Johnson Notes in 2009.

Contractual Obligations

Payments due by period for our contractual obligations at December 31, 2011 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2012	2013	2014	2015	2016	Later Years
Short-term borrowings	$115	$115	$—	$—	$—	$—	$—
Long-term debt	4,669	—	597	—	—	652	3,420
Interest on long-term debt(a)	4,733	251	252	223	227	230	3,550
Operating leases	722	136	122	113	96	93	162
Purchase obligations	2,067	659	494	382	206	171	155
Uncertain tax positions(b)	105	105	—	—	—	—	—
Other long-term liabilities	384	—	59	43	41	33	208

Total(c)	$12,795	$1,266	$1,524	$761	$570	$1,179	$7,495

(a)

Includes estimated future interest payments on our short-term and long-term debt securities. Also includes accrued interest payable recognized on our consolidated balance sheets, which consists primarily of accrued interest on short-term and long-term debt as well as accrued periodic cash settlements of derivatives.

(b)

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the short-term uncertain tax benefits have been provided in the table above. See “Item 8. Financial Statements—Note 8. Income Taxes” for further detail.

(c)

The table above excludes future contributions by us to our pensions, postretirement and postemployment benefit plans. Required contributions are contingent upon numerous factors including minimum regulatory funding requirements and the funded status of each plan. Due to the uncertainty of such future obligations, they are excluded from the table. Contributions for both U.S. and international plans are expected to be up to $430 million in 2012. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further detail.

In addition to the above, we are committed to $5.5 billion (in the aggregate) of potential future research and development milestone payments to third parties as part of in-licensing and development programs. Early stage milestones, defined as milestones achieved through Phase III clinical trials, comprised $1.0 billion of the total committed amount. Late stage milestones, defined as milestones achieved post Phase III clinical trials, comprised $4.5 billion of the total committed amount. Payments under these agreements generally are due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. In addition to certain royalty obligations that are calculated as a percentage of net sales, some of these agreements also provide for sales-based milestones aggregating $2.0 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels. We also have certain manufacturing, development, and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. See “Item 8. Financial Statements—Note 3. Alliances and Collaborations” for further information regarding our alliances.

For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities,” “—Note 10. Financial Instruments” and “—Note 21. Leases.”

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. New discounts under the 2010 U.S. healthcare reform law, such as the Medicare coverage gap and managed Medicaid require additional assumptions due to the lack of historical claims experience and increasing lag in claims data. In addition, the new pharmaceutical company fee estimate is subject to external data including the Company’s relative share of industry results. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may vary from these estimates. These accounting policies were discussed with the Audit Committee of the Board of Directors.

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, collectability is reasonably assured and title and substantially all of the risks and rewards of ownership have transferred, which is generally at time of shipment (net of the gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgments).

Gross-to-Net Sales Adjustments

The following categories of gross-to-net sales adjustments involve significant estimates and judgments and require us to use information from external sources. See “—Net Sales” above for further discussion and analysis of each significant category of gross-to-net sales adjustments.

Charge-backs related to government programs

Our U.S. businesses participate in programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties, including covered entities under the 340B Drug Pricing Program, whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower program price and the wholesalers then charge us the difference between their acquisition cost and the lower program price. We account for these charge-backs by reducing accounts receivable in an amount equal to our estimate of charge-back claims attributable to a sale. Our estimate of these charge-backs is primarily based on historical experience regarding these programs’ charge-backs and current contract prices under the programs. We consider chargeback payments, levels of inventory in the distribution channel, and our claim processing time lag and adjust the reserve to reflect actual experience.

Cash discounts

In the U.S. and certain other countries, we offer cash discounts as an incentive for prompt payment, generally approximating 2% of the sales price. We account for estimated cash discounts by reducing accounts receivable based on historical claims experience and adjust the reserve to reflect actual experience.

Managed healthcare rebates and other contract discounts

We offer rebates and discounts to managed healthcare organizations in the U.S. which manage prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit in addition to their commercial plans, as well as globally to other contract counterparties such as hospitals and group purchasing organizations. Beginning in 2011, the rebates for the Medicare Part D program included a 50% discount on the Company’s brand-name drugs to patients who fall within the Medicare Part D coverage gap. In addition, we accrue rebates under U.S. Department of Defense TRICARE Retail Pharmacy Refund Program. We account for these rebates and discounts by establishing an accrual primarily based on historical experience and current contract prices. We consider the sales performance of products subject to these rebates and discounts, an increasing level of unbilled claims, and levels of inventory in the distribution channel and adjust the accrual to reflect actual experience.

Medicaid rebates

Our U.S. businesses participate in state government Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these programs are included in our Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. Retroactive to January 1, 2010, minimum rebates on Medicaid drug sales increased from 15.1% to 23.1%. Medicaid rebates have also been extended to drugs used in managed Medicaid plans beginning in March 2010. We account for Medicaid rebates by establishing an accrual primarily based on historical experience as well as any expansion on a prospective basis of our participation in programs, legal interpretations of applicable laws, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We consider outstanding Medicaid claims, an increasing amount of unbilled managed Medicaid claims, and levels of inventory in the distribution channel and adjust the accrual to reflect actual experience.

Sales returns

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recognized for which the related products are expected to be returned primarily as a result of product expirations. For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products, introductions of competitive new products and instances of expected precipitous declines in demand such as following the loss of exclusivity. We consider all of these factors and adjust the accrual to reflect actual experience.

Sales returns accruals from new products are estimated and primarily based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category. In limited circumstances, where the new product is not an extension of an existing line of product or where we have no historical experience with products in a similar therapeutic category, such that we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. Estimated levels of inventory in the distribution channel and projected demand are also considered for new products. YERVOY net sales of $27 million were deferred until patient infusion due to a returns policy established in the third quarter of 2011 in the U.S.

Pharmaceutical Company Fee (Pharma Fee)

In 2011, we began paying an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. The 2011 Pharma fee amount will not be finalized until 2012 and preliminary funding in 2011 was based on information that is on a one-year lag. The Pharma fee is calculated based on market data of the Company as well as other industry participants for which the Company does not have full visibility. This fee is classified for financial reporting purposes as an operating expense.

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

Retirement Benefits

Pension and postretirement benefit plans are accounted for using actuarial valuations that include key assumptions for discount rates and expected long-term rates of return on plan assets. In consultation with our actuaries, these key assumptions and others such as salary growth, retirement, turnover, healthcare trends and mortality rates are evaluated and selected based on expectations or actual experience during each remeasurement date. Pension expense could vary within a range of outcomes and have a material effect on reported earnings, projected benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

The yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts is used in determining the discount rate. The Citigroup Pension Discount curve is used for the U.S. plans. The U.S. plans’ pension expense for 2011 was determined using a 5.25% weighted-average discount rate. The present value of benefit obligations at December 31, 2011 for the U.S. plans was determined using a 4.25% discount rate. If the discount rate used in determining the U.S. plans’ pension expense for 2011 had been reduced by 1%, such expense would have increased by approximately $16 million. If the assumed discount rate used in determining the projected benefit obligation at December 31, 2011 had been reduced by 1%, the projected benefit obligation would have increased by approximately $1.1 billion.

The expected long-term rate of return on plan assets is estimated considering expected returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2011 was determined using an 8.75% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2011 had been reduced by 1%, such expense would have increased by $42 million.

For a more detailed discussion on retirement benefits, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations

Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. When determining the fair value of intangible assets, including IPRD, we typically use the “income method.” This method starts with a forecast of all of the expected future net cash flows which are risk adjusted based on estimated probabilities of technical and regulatory success and are then adjusted to present value by applying an appropriate discount rate that reflects the risk associated with the cash flow streams. All assets are valued from a market participant view. The following approaches are utilized for specific intangible assets acquired:

•

IPRD values where we have a pre-existing relationship with the acquiree, we consider the terms of the respective collaboration arrangement including cost and profit sharing splits. The project’s unit of account is typically a global view and would consider all potential jurisdictions and indications.

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

•

Licenses are valued utilizing a discounted cash flow method based on estimates of future risk-adjusted milestone and royalty payments projected to be earned over the respective products estimated economic term.

Some of the more significant estimates and assumptions include:

•

Estimates of projected cash flows – Cash flow projections represent those that would be realizable by a market participant purchaser. For IPRD, we assume initial positive cash flows to commence shortly after the receipt of expected regulatory approvals which typically may not occur for a number of years. Actual cash flows attributed to the project are likely to be different than those assumed since projections are subjected to multiple factors including trial results and regulatory matters which could materially change the respective IPRDs’ ultimate commercial success as well as significantly alter the costs to develop the respective IPRD into commercially viable products.

•

Probability to Regulatory Success (PTRS) Rate – PTRS rates are based upon industry averages considering the respective IPRD’s development stage and sought after disease indications adjusted for specific information or data known about the IPRD at the time of the acquisition. Subsequent clinical results or other internal or external data obtained could alter the PTRS rate which can materially impact the intangible value.

•

Discount rate – We select a discount rate that measures the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

•

Useful life – Determining the useful life of an intangible asset is based upon the period over which it is expected to contribute to future cash flows. All pertinent matters associated with the asset and the environment for which it operates are considered, including, legal, regulatory or contractual provisions as well as the effects of any obsolescence, demand, competition, and other economic factors.

See “Item 8. Financial Statements—Note 4. Acquisitions” for specific details and values assigned to assets acquired and liabilities assumed in our acquisitions of Amira on September 7, 2011, ZymoGenetics on October 12, 2010 and Medarex on September 1, 2009. Significant estimates utilized at the time of the valuations to support the fair values of the lead compounds within the acquisitions include:

Dollars in Millions	Fair value	Discount rate utilized	Phase of Development as of acquisition date	PTRS Rate utilized	Year of first projected positive cash flow
Amira - AM152	$160	12.5%	Phase II	12.5%	2020
ZymoGenetics – pegylated-interferon lambda	310	13.5%	Phase IIb	47.6%	2015
Medarex - YERVOY	1,046	12.0%	Phase III	36.2%	2011

Impairment

Goodwill

Goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Geographical reporting units are aggregated for impairment testing purposes. Based upon our most recent annual impairment test completed during the first quarter of 2011, the fair value of goodwill is substantially in excess of the related carrying value.

For discussion on goodwill, acquired in-process research and development and other intangible assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Goodwill, Acquired In-Process Research and Development and Other Intangible Assets.”

Indefinite-Lived Intangible Assets, including IPRD

Indefinite-lived intangible assets not subject to amortization are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We consider various factors including the stage of development, current legal and regulatory environment and the competitive landscape. Adverse trial results, significant delays in obtaining marketing approval, and the inability to bring the respective product to market could result in the related intangible assets to be partially or fully impaired. For commercialized products, the inability to meet sales forecasts could result in the related intangible assets to be partially or fully impaired.

Considering the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges may occur in future periods. We recognized charges of $28 million in 2011 and $10 million in 2010 related to three Medarex projects for which development has ceased.

Contingencies

In the normal course of business, we are subject to contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, contractual claims and tax matters. We recognize accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. These estimates are subject to uncertainties that are difficult to predict and, as such, actual results could vary from these estimates.

For discussions on contingencies, see “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies,” “—Note 8. Income Taxes” and “—Note 22. Legal Proceedings and Contingencies.”

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. These judgments are subject to change. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $3.2 billion, net of valuation allowances of $3.9 billion at December 31, 2011 and $3.1 billion, net of valuation allowances of $1.9 billion at December 31, 2010.

We recognized deferred tax assets at December 31, 2011 related to a U.S. Federal net operating loss carryforward of $251 million and a U.S. Federal research and development tax credit carryforward of $109 million. The net operating loss carryforward expires in varying amounts beginning in 2022. The research and development tax credit carryforwards expire in varying amounts beginning in 2018. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, we believe it is more likely than not that these deferred tax assets will be realized.

We do not provide for taxes on undistributed earnings of foreign subsidiaries that are expected to be reinvested indefinitely offshore. During 2010, the Company completed an internal reorganization of certain legal entities which contributed to a $207 million tax charge recognized in the fourth quarter of 2010. It is possible that U.S. tax authorities could assert additional material tax liabilities arising from the reorganization. If such assertion were to occur, the Company would vigorously challenge any such assertion and believes it would prevail; however there can be no assurance of such a result.

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

Foreign Exchange Risk

A significant portion of our revenues, earnings and cash flow is exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro, Japanese yen, Canadian dollar, Chinese renminbi and Australian dollar. Foreign currency forward contracts are used to manage foreign exchange risk that primarily arises from certain intercompany purchase transactions and we designate these derivative instruments as foreign currency cash flow hedges when appropriate. In addition, we are exposed to foreign exchange transaction risk that arises from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts are used to offset a portion of these exposures and are not designated as hedges. Changes in the fair value of these derivatives are recognized in earnings as incurred.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar at December 31, 2011, with all other variables held constant, would decrease the fair value of foreign exchange forward contracts held at December 31, 2011 by $177 million and, if realized, would negatively affect earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recognized as part of the foreign currency translation component of accumulated OCI. If our net investment were to fall below the equivalent value of the euro debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur. For additional information, see “Item 8. Financial Statements—Note 10. Financial Instruments.”

Interest Rate Risk

Fixed-to-floating interest rate swaps are used and designated as fair-value hedges as part of our interest rate risk management strategy. The swaps are intended to provide us with an appropriate balance of fixed and floating rate debt. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swaps by $64 million, excluding the effects of our counterparty and our own credit risk and, if realized, would affect earnings over the remaining life of the swaps.

Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest only in institutions that meet high credit quality standards. We estimate that an increase of 100 basis points in interest rates in general would decrease the fair value of our debt security portfolio by approximately $66 million.

Credit Risk

Our exposure to European sovereign-backed trade receivables is not material as we continue to limit our credit exposure in certain countries more significantly impacted by the sovereign debt crisis in Europe. We have identified government-backed entities with a higher risk of default by monitoring social and economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios. Although not material, we have provided additional bad debt reserves in Italy, Greece, Portugal and Spain. We also defer an immaterial amount of revenues from certain government-backed entities in Greece, Portugal and Spain as collections are not reasonably assured. We periodically sell certain non-U.S. trade receivables as a means to reduce collectability risk. Our sales agreements do not provide for recourse in the event of uncollectibility and we do not retain interest in the underlying asset once sold. The volume of trade receivables sold in Italy, Portugal, and Spain may not be sustainable in future years due to the ongoing European sovereign debt crisis.

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy places limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are made primarily with highly rated corporate, financial, U.S. government and government supported institutions.

The use of derivative instruments exposes us to credit risk. When the fair value of a derivative instrument contract is positive, we are exposed to credit risk if the counterparty fails to perform. When the fair value of a derivative instrument contract is negative, the counterparty is exposed to credit risk if we fail to perform our obligation. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults. For additional information, see “Item 8. Financial Statements—Note 10. Financial Instruments.”

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
	2011	2010	2009
EARNINGS
Net Sales	$21,244	$19,484	$18,808

Cost of products sold	5,598	5,277	5,140
Marketing, selling and administrative	4,203	3,686	3,946
Advertising and product promotion	957	977	1,136
Research and development	3,839	3,566	3,647
Provision for restructuring	116	113	136
Litigation expense, net	—	(19)	132
Equity in net income of affiliates	(281)	(313)	(550)
Other (income)/expense	(169)	126	(381)

Total Expenses	14,263	13,413	13,206

Earnings from Continuing Operations Before Income Taxes	6,981	6,071	5,602
Provision for income taxes	1,721	1,558	1,182

Net Earnings from Continuing Operations	5,260	4,513	4,420

Discontinued Operations:
Earnings, net of taxes	—	—	285
Gain on disposal, net of taxes	—	—	7,157

Net Earnings from Discontinued Operations	—	—	7,442

Net Earnings	5,260	4,513	11,862

Net Earnings Attributable to Noncontrolling Interest	1,551	1,411	1,250

Net Earnings Attributable to Bristol-Myers Squibb Company	$3,709	$3,102	$10,612

Amounts Attributable to Bristol-Myers Squibb Company:
Net Earnings from Continuing Operations	$3,709	$3,102	$3,239
Net Earnings from Discontinued Operations	—	—	7,373

Net Earnings Attributable to Bristol-Myers Squibb Company	$3,709	$3,102	$10,612

Earnings per Common Share from Continuing Operations Attributable to Bristol-Myers Squibb Company:
Basic	$2.18	$1.80	$1.63
Diluted	$2.16	$1.79	$1.63

Earnings per Common Share Attributable to Bristol-Myers Squibb Company:
Basic	$2.18	$1.80	$5.35
Diluted	$2.16	$1.79	$5.34

Dividends declared per common share	$1.33	$1.29	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in Millions

	Year Ended December 31,
	2011	2010	2009
COMPREHENSIVE INCOME

Net Earnings	$5,260	$4,513	$11,862
Other Comprehensive Income/(Loss):
Foreign currency translation	(27)	37	159
Foreign currency translation reclassified to net earnings due to business divestitures	—	—	(40)
Foreign currency translation on net investment hedges	11	84	(38)
Derivatives qualifying as cash flow hedges, net of taxes of $(4) in 2011, $(3) in 2010 and $9 in 2009	24	15	(19)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $(20) in 2011, $5 in 2010 and $5 in 2009	32	(5)	(27)
Derivatives reclassified to net earnings due to business divestitures, net of taxes of $(1) in 2009	—	—	2
Pension and postretirement benefits, net of taxes of $421 in 2011, $66 in 2010 and $41 in 2009	(830)	(88)	(115)
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(38) in 2011, $(44) in 2010 and $(49) in 2009	88	83	109
Pension and postretirement benefits reclassified to net earnings due to business divestitures, net of taxes of $(62) in 2009	—	—	106
Available for sale securities, net of taxes of $(7) in 2011, $(3) in 2010 and $(4) in 2009	28	44	35
Available for sale securities reclassified to net earnings, net of taxes of $(3) in 2009	—	—	6

Total Other Comprehensive Income/(Loss)	(674)	170	178

Comprehensive Income	4,586	4,683	12,040

Comprehensive Income Attributable to Noncontrolling Interest	1,558	1,411	1,260

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$3,028	$3,272	$10,780

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$5,776	$5,033
Marketable securities	2,957	2,268
Receivables	3,743	3,480
Inventories	1,384	1,204
Deferred income taxes	1,200	1,036
Prepaid expenses and other	258	252

Total Current Assets	15,318	13,273

Property, plant and equipment	4,521	4,664
Goodwill	5,586	5,233
Other intangible assets	3,124	3,370
Deferred income taxes	688	850
Marketable securities	2,909	2,681
Other assets	824	1,005

Total Assets	$32,970	$31,076

LIABILITIES

Current Liabilities:
Short-term borrowings	$115	$117
Accounts payable	2,603	1,983
Accrued expenses	2,791	2,740
Deferred income	337	402
Accrued rebates and returns	1,170	857
U.S. and foreign income taxes payable	167	65
Dividends payable	597	575

Total Current Liabilities	7,780	6,739

Pension, postretirement and postemployment liabilities	2,017	1,297
Deferred income	866	895
U.S. and foreign income taxes payable	573	755
Other liabilities	491	424
Long-term debt	5,376	5,328

Total Liabilities	17,103	15,438

Commitments and contingencies (Note 22)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,268 in 2011 and 5,269 in 2010, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2011 and 2010	220	220
Capital in excess of par value of stock	3,114	3,682
Accumulated other comprehensive loss	(3,045)	(2,371)
Retained earnings	33,069	31,636
Less cost of treasury stock — 515 million common shares in 2011 and 501 million in 2010	(17,402)	(17,454)

Total Bristol-Myers Squibb Company Shareholders’ Equity	15,956	15,713
Noncontrolling interest	(89)	(75)

Total Equity	15,867	15,638

Total Liabilities and Equity	$32,970	$31,076

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net earnings	$5,260	$4,513	$11,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(1,551)	(1,411)	(1,250)
Depreciation	448	473	469
Amortization	353	271	238
Deferred income tax expense	415	422	163
Stock-based compensation expense	161	193	183
Impairment charges	28	228	—
Gain related to divestitures of discontinued operations	—	—	(7,275)
Other adjustments	(147)	(32)	(367)
Changes in operating assets and liabilities:
Receivables	(220)	(270)	227
Inventories	(193)	156	82
Accounts payable	593	315	472
Deferred income	(115)	117	135
U.S. and foreign income taxes payable	(134)	(236)	58
Other	(58)	(248)	(932)

Net Cash Provided by Operating Activities	4,840	4,491	4,065

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	5,960	3,197	2,075
Purchases of marketable securities	(6,819)	(5,823)	(3,489)
Additions to property, plant and equipment and capitalized software	(367)	(424)	(730)
Proceeds from sale of businesses and other investing activities	149	67	557
Mead Johnson’s cash at split-off	—	—	(561)
Purchase of businesses, net of cash acquired	(360)	(829)	(2,232)

Net Cash Used in Investing Activities	(1,437)	(3,812)	(4,380)

Cash Flows From Financing Activities:
Short-term debt repayments	(1)	(33)	(26)
Long-term debt borrowings	—	6	1,683
Long-term debt repayments	(78)	(936)	(212)
Interest rate swap terminations	296	146	194
Issuances of common stock	601	252	45
Common stock repurchases	(1,221)	(576)	—
Dividends paid	(2,254)	(2,202)	(2,483)
Proceeds from Mead Johnson initial public offering	—	—	782

Net Cash Used in Financing Activities	(2,657)	(3,343)	(17)

Effect of Exchange Rates on Cash and Cash Equivalents	(3)	14	39

Increase/(Decrease) in Cash and Cash Equivalents	743	(2,650)	(293)
Cash and Cash Equivalents at Beginning of Year	5,033	7,683	7,976

Cash and Cash Equivalents at End of Year	$5,776	$5,033	$7,683

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

Use of Estimates

The preparation of financial statements requires the use of management estimates and assumptions that are based on complex judgments. The most significant assumptions are employed in estimates used in determining the fair value of intangible assets, restructuring charges and accruals, sales rebate and return accruals, including those related to U.S. healthcare reform, legal contingencies, tax assets and tax liabilities, stock-based compensation expense, pension and postretirement benefits (including the actuarial assumptions, see “—Note 19. Pension, Postretirement and Postemployment Liabilities”), fair value of financial instruments with no direct or observable market quotes, inventory obsolescence, potential impairment of long-lived assets, allowances for bad debt, as well as in estimates used in applying the revenue recognition policy. New discounts under the 2010 U.S. healthcare reform law, such as the Medicare coverage gap and managed Medicaid require additional assumptions due to the lack of historical claims experience. In addition, the new pharmaceutical company fee estimate is subject to external data as well as a calculation based on the Company’s relative share of industry results. Actual results may differ from estimated results.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, collectability is reasonably assured and title and substantially all of the risks and rewards of ownership have transferred, which is generally at time of shipment. However, certain sales made by non-U.S. businesses are recognized on the date of receipt by the purchaser. See “—Note 3. Alliances and Collaborations” for further discussion of revenue recognition related to alliances. Provisions are made at the time of revenue recognition for expected sales returns, discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances including the impact of new legislation. Such provisions are recognized as a reduction of revenue.

In limited circumstances, where a new product is not an extension of an existing line of product or no historical experience with products in a similar therapeutic category exists, revenue is deferred until the right of return no longer exists or sufficient historical experience to estimate sales returns is developed.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

Cash and Cash Equivalents

Cash and cash equivalents consist of U.S. Treasury securities, government agency securities, bank deposits, time deposits and money market funds. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

Marketable Securities and Investments in Other Companies

All marketable securities were classified as “available-for-sale” on the date of purchase and were reported at fair value at December 31, 2011 and 2010. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value considered other than temporary are charged to earnings and those considered temporary are reported as a component of accumulated other comprehensive income (OCI) in shareholders’ equity. Declines in fair value determined to be credit related are charged to earnings. An average cost method is used in determining realized gains and losses on the sale of “available-for-sale” securities.

Investments in 50% or less owned companies for which the ability to exercise significant influence is maintained are accounted for using the equity method of accounting. The share of net income or losses of equity investments is included in equity in net income of affiliates in the consolidated statements of earnings. Equity investments are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the length of time and extent to which the market value has been less than cost, and the financial condition of the investee.

Inventory Valuation

Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment and Depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of depreciable assets range from 20 to 50 years for buildings and 3 to 20 years for machinery, equipment, and fixtures.

Impairment of Long-Lived Assets

Current facts or circumstances are periodically evaluated to determine if the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances exist, an estimate of undiscounted future cash flows generated by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Long-lived assets held for sale are reported at the lower of its carrying value or its estimated net realizable value.

Capitalized Software

Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software. Costs to obtain software for projects that are not significant are expensed as incurred.

Business Combinations

Businesses acquired are included in the consolidated financial statements upon obtaining control of the acquiree. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Legal costs, audit fees, business valuation costs, and all other business acquisition costs are expensed when incurred.

Goodwill, Acquired In-Process Research and Development and Other Intangible Assets

Goodwill is tested for impairment annually using a two-step process. The first step identifies a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Geographical reporting units were aggregated for impairment testing purposes. The annual goodwill impairment assessment was completed in the first quarter of 2011 and subsequently monitored for potential impairment in the remaining quarters of 2011, none of which indicated an impairment of goodwill.

The fair value of in-process research and development (IPRD) acquired in a business combination is determined based on the present value of each research project’s projected cash flows using an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected revenues are first adjusted for probability to regulatory success. The resulting cash flows are then discounted at a rate approximating the Company’s weighted-average cost of capital.

IPRD is initially capitalized and considered indefinite-lived assets subject to annual impairment reviews or more often upon the occurrence of certain events. The review requires the determination of the fair value of the respective intangible assets. If the fair value of the intangible assets is less than its carrying value, an impairment loss is recognized for the difference. For those compounds that reach commercialization, the assets are amortized over the expected useful lives.

Patents/trademarks, licenses and technology are amortized on a straight-line basis over their estimated useful lives, are monitored for impairment triggers, and are considered impaired if their net carrying value exceeds their estimated fair value.

Restructuring

Restructuring charges are recognized as a result of actions to streamline operations and rationalize manufacturing facilities. Judgment is used when estimating the impact of restructuring plans, including future termination benefits and other exit costs to be incurred when the actions take place. Actual results could vary from these estimates.

Contingencies

Loss contingencies from legal proceedings and claims may occur from a wide range of matters, including, government investigations, shareholder lawsuits, product and environmental liability, contractual claims and tax matters. Accruals are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Gain contingencies are not recognized until realized. Legal fees are expensed as incurred.

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

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $139 million in 2011, $135 million in 2010 and $208 million in 2009, of which $68 million in 2009 was included in discontinued operations.

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

Research and Development

Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Strategic alliances with third parties provide rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by the other party. Certain research and development payments to alliance partners are contingent upon the achievement of certain pre-determined criteria. Milestone payments achieved prior to regulatory approval of the product are expensed as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of products sold over the remaining useful life of the asset. Capitalized milestone payments are tested for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Research and development is recognized net of reimbursements in connection with collaboration agreements.

Upfront licensing and milestone receipts obtained during development are deferred and amortized over the estimated life of the product in other income. If the Company has no future obligation for development, upfront licensing and milestone receipts are recognized immediately in other income. The amortization period of upfront licensing and milestone receipts for each new or materially modified arrangement after January 1, 2011 is assessed and determined after considering the terms of such arrangements.

Recently Issued Accounting Standards

In January 2011, a new revenue recognition standard was adopted for new or materially modified revenue arrangements with upfront licensing fees and contingent milestones relating to research and development deliverables. The guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. The adoption of this standard did not impact the consolidated financial statements.

In September 2011, the FASB amended its guidance for goodwill impairment testing. The amendment allows entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard is effective for fiscal years beginning after December 15, 2011 and is not expected to have an impact on the consolidated financial statements.

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through regional organizations that serve the United States; Europe; Latin America, Middle East and Africa; Japan, Asia Pacific and Canada; and Emerging Markets defined as Brazil, Russia, India, China and Turkey. The business is also supported by global corporate staff functions. The segment information presented below is consistent with the financial information regularly reviewed by the chief operating decision maker, the chief executive officer, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross sales to the three largest pharmaceutical wholesalers in the U.S. as a percentage of total gross sales were as follows:

	2011	2010	2009
McKesson Corporation	26%	24%	25%
Cardinal Health, Inc.	21%	21%	20%
AmerisourceBergen Corporation	16%	16%	15%

Selected geographic area information was as follows:

	Net Sales			Property, Plant and Equipment
Dollars in Millions	2011	2010	2009	2011	2010
United States	$13,845	$12,613	$11,867	$3,032	$3,119
Europe	3,667	3,448	3,625	884	922
Japan, Asia Pacific and Canada	1,862	1,651	1,522	18	20
Latin America, Middle East and Africa	894	856	843	534	557
Emerging Markets	887	804	753	53	46
Other	89	112	198	—	—

Total	$21,244	$19,484	$18,808	$4,521	$4,664

Net sales of key products were as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
PLAVIX* (clopidogrel bisulfate)	$7,087	$6,666	$6,146
AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)	952	1,176	1,283
ABILIFY* (aripiprazole)	2,758	2,565	2,592
REYATAZ (atazanavir sulfate)	1,569	1,479	1,401
SUSTIVA (efavirenz) Franchise	1,485	1,368	1,277
BARACLUDE (entecavir)	1,196	931	734
ERBITUX* (cetuximab)	691	662	683
SPRYCEL (dasatinib)	803	576	421
YERVOY (ipilimumab)	360	—	—
ORENCIA (abatacept)	917	733	602
NULOJIX (belatacept)	3	—	—
ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)	473	158	24
Mature Products and All Other	2,950	3,170	3,645

Net Sales	$21,244	$19,484	$18,808

Capital expenditures and depreciation of property, plant and equipment within the segment were as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Capital expenditures	$367	$424	$634
Depreciation	373	380	346

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to Sanofi and other noncontrolling interest. The reconciliation to earnings from continuing operations before income taxes was as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Segment income	$5,083	$4,642	$4,492

Reconciling items:
Provision for restructuring	(116)	(113)	(136)
Impairment and loss on sale of manufacturing operations	—	(236)	—
Accelerated depreciation, asset impairment and other shutdown costs	(75)	(113)	(115)
Process standardization implementation costs	(29)	(35)	(110)
Gain on sale of product lines, businesses and assets	12	—	360
Litigation recovery/(charges)	22	19	(132)
Upfront, milestone and other licensing payments	(187)	(132)	(347)
BMS Foundation funding initiative	—	—	(100)
Other	(72)	(55)	(53)
Noncontrolling interest	2,343	2,094	1,743

Earnings from continuing operations before income taxes	$6,981	$6,071	$5,602

Note 3. ALLIANCES AND COLLABORATIONS

Sanofi

BMS has agreements with Sanofi for the codevelopment and cocommercialization of AVAPRO*/AVALIDE*, an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy, and PLAVIX*, a platelet aggregation inhibitor. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements expire upon the expiration of all patents and other exclusivity rights in the applicable territory.

BMS acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. BMS recognizes net sales in this territory and in comarketing countries outside this territory (e.g. Germany, Italy for irbesartan only, Spain and Greece). Royalties owed to Sanofi are included in cost of products sold (other than development royalties). Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia. BMS has a 49.9% ownership interest in this territory and accounts for it under the equity method. Distributions of profits relating to the partnerships are included in operating activities.

BMS and Sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. BMS recognizes other income related to the amortization of deferred income associated with Sanofi’s $350 million payment to BMS for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance. Certain supply activities and development and opt-out royalties with Sanofi are reflected on a net basis in other (income)/expense.

During the fourth quarter of 2011, BMS established an $80 million reserve related to the AVALIDE* supply disruption in early 2011 in connection with ongoing negotiations with Sanofi. The charge was included in other expense.

Summarized financial information related to this alliance is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Territory covering the Americas and Australia:
Net sales	$7,761	$7,464	$6,912
Royalty expense	1,583	1,527	1,404
Noncontrolling interest – pre-tax	2,323	2,074	1,717
Profit distributions to Sanofi	(2,335)	(2,093)	(1,717)

Territory covering Europe and Asia:
Equity in net income of affiliates	(298)	(325)	(558)
Profit distributions to BMS	283	313	554

Other:
Net sales in Europe comarketing countries and other	279	378	517
Amortization (income)/expense – irbesartan license fee	(31)	(31)	(32)
Supply activities and development and opt-out royalty (income)/expense	23	(3)	(41)

	December 31,
Dollars in Millions	2011	2010
Investment in affiliates – territory covering Europe and Asia	$37	$22
Deferred income – irbesartan license fee	29	60

The following is the summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Net sales	$1,469	$1,879	$2,984
Cost of products sold	811	1,047	1,510

Gross profit	658	832	1,474
Marketing, selling and administrative	75	129	219
Advertising and product promotion	15	29	68
Research and development	5	16	61
Other (income)/expense	1	(1)	—

Net income	$562	$659	$1,126

Current assets	$584	$751	$1,305
Current liabilities	584	751	1,305

Cost of products sold includes discovery royalties of $184 million in 2011, $307 million in 2010 and $446 million in 2009, which are paid directly to Sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $400 million in 2011, $567 million in 2010 and $1.0 billion in 2009 related to receivables/payables attributed to the respective years and net cash distributions to BMS and Sanofi as well as intercompany balances between partnerships within the territory. The remaining current assets and current liabilities consist of third-party trade receivables, inventories and amounts due to BMS and Sanofi for the purchase of inventories, royalties and expense reimbursements.

Otsuka

BMS has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY*, for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder, excluding certain Asia Pacific countries. The U.S. portion of the amended commercialization and manufacturing agreement expires upon the expected loss of product exclusivity in April 2015. The contractual share of ABILIFY* net sales recognized by BMS was 65% in 2009, 58% in 2010 and 53.5% in 2011. Beginning on January 1, 2012, the contractual share of revenue recognized by BMS was further reduced to 51.5%.

In the UK, Germany, France and Spain, BMS receives 65% of third-party net sales. In these countries and the U.S., third-party customers are invoiced by BMS on behalf of Otsuka and alliance revenue is recognized when ABILIFY* is shipped and all risks and rewards of ownership have transferred to third party customers. In certain countries where BMS is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, BMS recognizes all of the net sales.

BMS purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by BMS or Otsuka. Under the terms of the amended agreement, BMS paid Otsuka $400 million, which is amortized as a reduction of net sales through the expected loss of U.S. exclusivity in April 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales, which is included in cost of products sold. Otsuka is responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY* from 2010 through 2012. Reimbursements are netted principally in marketing, selling and administrative and advertising and product promotion expenses.

Beginning January 1, 2013, and through the expected loss of U.S. exclusivity in April 2015, including an expected six month pediatric extension, BMS will receive the following percentages of U.S. annual net sales:

Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

During this period, Otsuka will be responsible for 50% of all U.S. expenses related to the commercialization of ABILIFY*.

BMS and Otsuka also entered into an oncology collaboration for SPRYCEL and IXEMPRA for the U.S., Japan and European Union (EU) markets (the Oncology Territory). A collaboration fee, classified in cost of products sold, is paid to Otsuka based on the following percentages of annual net sales of SPRYCEL and IXEMPRA in the Oncology Territory:

	% of Net Sales
	2010 - 2012	2013 - 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 million to $800 million	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

During these periods, Otsuka contributes (i) 20% of the first $175 million of certain commercial operational expenses relating to the oncology products, and (ii) 1% of such commercial operational expenses relating to the products in the territory in excess of $175 million. Beginning in 2011, Otsuka copromotes SPRYCEL in the U.S. and Japan, and has exercised the right to copromote in the top five EU markets beginning in January 2012.

The U.S. extension and the oncology collaboration include a change-of-control provision in the case of an acquisition of BMS. If the acquiring company does not have a competing product to ABILIFY*, then the new company will assume the ABILIFY* agreement (as amended) and the oncology collaboration as it exists today. If the acquiring company has a product that competes with ABILIFY*, Otsuka can elect to request the acquiring company to choose whether to divest ABILIFY* or the competing product. In the scenario where ABILIFY* is divested, Otsuka would be obligated to acquire the rights of BMS under the ABILIFY* agreement (as amended). The agreements also provide that in the event of a generic competitor to ABILIFY* after January 1, 2010, BMS has the option of terminating the ABILIFY* April 2009 amendment (with the agreement as previously amended remaining in force). If BMS were to exercise such option then either (i) BMS would receive a payment from Otsuka according to a pre-determined schedule and the oncology collaboration would terminate at the same time or (ii) the oncology collaboration would continue for a truncated period according to a pre-determined schedule.

For the EU, the agreement remained unchanged and will expire in June 2014. In other countries where BMS has the exclusive right to sell ABILIFY*, the agreement expires on the later of the 10th anniversary of the first commercial sale in such country or expiration of the applicable patent in such country.

In addition to the $400 million extension payment, total milestone payments made to Otsuka under the agreement through December 2011 were $217 million, of which $157 million was expensed as IPRD in 1999. The remaining $60 million was capitalized in other intangible assets and is amortized in cost of products sold over the remaining life of the original agreement in the U.S.

Summarized financial information related to this alliance is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
ABILIFY* net sales, including amortization of extension payment	$2,758	$2,565	$2,592
Oncology Products collaboration fee expense	134	128	—
Royalty expense	72	62	58
Reimbursement of operating expenses to/(from) Otsuka	(88)	(101)	—
Amortization (income)/expense – extension payment	66	66	49
Amortization (income)/expense – upfront, milestone and other licensing payments	6	6	6

	December 31,
Dollars in Millions	2011	2010
Other assets – extension payment	$219	$285
Other intangible assets – upfront, milestone and other licensing payments	5	11

In January 2007, BMS granted Otsuka exclusive rights to develop and commercialize ONGLYZA in Japan. BMS expects to receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of ONGLYZA in Japan, and retained rights to copromote ONGLYZA with Otsuka in Japan. Otsuka is responsible for all development costs in Japan.

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of ERBITUX* and necitumumab (IMC-11F8) in the U.S., which expires as to ERBITUX* in September 2018. BMS also has codevelopment and copromotion rights to both products in Canada and Japan. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly, which is included in cost of products sold.

In 2007, BMS and ImClone amended their codevelopment agreement with Merck KGaA (Merck) to provide for cocommercialization of ERBITUX* in Japan. The rights under this agreement expire in 2032; however, Lilly has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for Lilly to continue. ERBITUX* received marketing approval in Japan in 2008 for the use of ERBITUX* in treating patients with advanced or recurrent colorectal cancer. BMS receives 50% of the pre-tax profit from Merck sales of ERBITUX* in Japan which is further shared equally with Lilly. Profit sharing from commercialization in Japan attributed to BMS is included in other income.

BMS is amortizing $500 million of license acquisition costs through 2018.

In 2010, BMS and Lilly restructured the EGFR commercialization agreement described above between BMS and ImClone as it relates to necitumumab, a novel targeted cancer therapy currently in Phase III development for non-small cell lung cancer. As restructured, both companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. BMS will fund 55% of development costs for studies that will be used only in the U.S., 50% for Japan studies, and will fund 27.5% for global studies. BMS will pay $250 million to Lilly as a milestone payment upon first approval in the U.S. In the U.S. and Canada, BMS will recognize all sales and 55% of the profits of losses for necitumumab. Lilly will provide 50% of the selling effort and the parties will, in general, equally participate in other commercialization efforts. In Japan, BMS and Lilly will share commercial costs and profits evenly. The agreement as it relates to necitumumab continues beyond patent expiration until both parties agree to terminate. It may be terminated at any time by BMS with 12 months advance notice (18 months if prior to launch), by either party for uncured material breach by the other or if both parties agree to terminate. Lilly is responsible for manufacturing the bulk requirements and BMS is responsible for the fill/finish of necitumumab.

Summarized financial information related to this alliance is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Net sales	$691	$662	$683
Distribution fees and royalty expense	287	275	279
Research and development expense reimbursement to Lilly – necitumumab	12	12	5
Amortization (income)/expense – upfront, milestone and other licensing payments	37	37	37
Japan commercialization fee (income)/expense	(34)	(39)	(28)

	December 31,
Dollars in Millions	2011	2010
Other intangible assets – upfront, milestone and other licensing payments	$249	$286

Gilead

BMS and Gilead Sciences, Inc. (Gilead) have a joint venture to develop and commercialize ATRIPLA* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen for the treatment of human immunodeficiency virus (HIV) infection, combining SUSTIVA, a product of BMS, and TRUVADA* (emtricitabine and tenofovir disoproxil fumarate), a product of Gilead, in the U.S., Canada and Europe. BMS accounts for its participation in the U.S. joint venture under the equity method of accounting.

Net sales of the bulk efavirenz component of ATRIPLA* are deferred until the combined product is sold to third-party customers. Net sales for the efavirenz component are based on the relative ratio of the average respective net selling prices of TRUVADA* and SUSTIVA.

Summarized financial information related to this alliance is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Net sales	$1,204	$1,053	$869
Equity in net loss of affiliates	16	12	10

AstraZeneca

BMS maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca) for ONGLYZA/KOMBIGLYZE (excluding Japan), and dapagliflozin. ONGLYZA and KOMBIGLYZE are both indicated for use in the treatment of diabetes. Dapagliflozin is currently being studied for the treatment of diabetes. ONGLYZA and dapagliflozin were discovered by BMS. KOMBIGLYZE was codeveloped with AstraZeneca. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs. BMS manufactures both products. BMS has the option to decline involvement in cocommercialization in a given country and instead receive a tiered royalty based on net sales.

Reimbursements for development and commercial cost sharing are included in research and development, advertising and product promotion and marketing, selling and administrative expenses. The expense attributable to AstraZeneca’s share of profits is included in costs of products sold.

BMS received $300 million in upfront, milestone and other licensing payments related to saxagliptin as of December 31, 2011 and could receive up to an additional $300 million for sales-based milestones. BMS also received $170 million in upfront, milestone and other licensing payments related to dapagliflozin as of December 31, 2011 and could potentially receive up to an additional $230 million for development and regulatory milestones and up to an additional $390 million for sales-based milestones. Upfront, milestone and other licensing payments are deferred and amortized over the estimated useful life of the products in other income.

Summarized financial information related to this alliance is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Net sales	$473	$158	$24
Profit sharing expense	207	67	11
Commercialization expense reimbursements to/(from) AstraZeneca	(40)	(33)	(15)
Research and development expense reimbursements to/(from) AstraZeneca	40	19	(38)
Amortization (income)/expense – upfront, milestone and other licensing payments	(38)	(28)	(16)

Upfront, milestone and other licensing payments received
Saxagliptin	—	50	150
Dapagliflozin	120	—	—

	December 31,
Dollars in Millions	2011	2010
Deferred income – upfront, milestone and other licensing payments
Saxagliptin	$230	$254
Dapagliflozin	142	36

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for ELIQUIS, an anticoagulant discovered by BMS for the prevention and treatment of atrial fibrillation and other arterial thrombotic conditions. Pfizer funds 60% of all development costs under the initial development plan effective January 1, 2007. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. BMS manufactures the product. Reimbursements for development costs and commercial cost sharing are included in research and development, advertising and product promotion, and marketing, selling and administrative expenses.

BMS received $559 million in upfront, milestone and other licensing payments for ELIQUIS to date, including $20 million received in January 2012 and could receive up to an additional $325 million for development and regulatory milestones. These payments are deferred and amortized over the estimated useful life of the products in other income.

Summarized financial information related to this alliance is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Commercialization expense reimbursements to/(from) Pfizer	$(10)	$(8)	$1
Research and development reimbursements to/(from) Pfizer	(65)	(190)	(190)
Amortization (income)/expense – upfront, milestone and other licensing payments	(33)	(31)	(28)
Upfront, milestone and other licensing payments received	65	10	150

	December 31,
Dollars in Millions	2011	2010
Deferred income – upfront, milestone and other licensing payments	$434	$382

Note 4. ACQUISITIONS

Amira Pharmaceuticals, Inc.

On September 7, 2011, BMS acquired 100% of the outstanding shares of Amira Pharmaceuticals, Inc. (Amira) for $325 million in cash plus three separate, contingent $50 million payments due upon achievement of certain development and sales-based milestones. The first contingent payment was made in the fourth quarter of 2011. The fair value of the total contingent consideration was $58 million, which was recorded in other liabilities. Acquisition costs of $1 million were included in other expense. Amira was a privately-held biotechnology company primarily focused on the discovery and development of therapeutic products for the treatment of cardiovascular and fibrotic inflammatory diseases. The acquisition provides BMS with: 1) full rights to develop and commercialize AM152 which has completed Phase I clinical studies and the remainder of the Amira lysophosphatidic acid 1 receptor antagonist program; 2) researchers with fibrotic expertise; and 3) a pre-clinical autotaxin program. Goodwill generated from the acquisition was primarily attributed to acquired scientific expertise in fibrotic diseases allowing for expansion into a new therapeutic class.

The contingent liability was estimated utilizing a model that assessed the probability of achieving each milestone and discounted the amount of each potential payment based on the expected timing. Estimates used in evaluating the contingent liability were consistent with those used in evaluating the acquired IPRD. The discount rate for each payment was consistent with market debt yields for the non-callable, publicly-traded bonds of BMS with similar maturities to each of the estimated potential payment dates. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement.

The results of Amira’s operations are included in the consolidated financial statements from September 7, 2011.

ZymoGenetics, Inc. Acquisition

On October 12, 2010, BMS acquired 100% of the outstanding shares of common stock of ZymoGenetics, Inc. (ZymoGenetics) in October 2010 for an aggregate purchase price of approximately $885 million. Acquisition costs of $10 million were included in other expense. ZymoGenetics is focused on developing and commercializing therapeutic protein-based products for the treatment of human diseases. The companies collaborated on the development of pegylated-interferon lambda, a novel interferon in Phase IIb development at the acquisition date, for the treatment of Hepatitis C infection. The acquisition provides the Company with full rights to develop and commercialize pegylated-interferon lambda, valued at $310 million in IPRD as of the acquisition date, and also brings proven capabilities with therapeutic proteins and revenue from RECOTHROM, an FDA approved specialty surgical biologic. Goodwill generated from the acquisition was primarily attributed to full ownership rights to pegylated-interferon lambda.

The results of ZymoGenetics operations were included in the consolidated financial statements from October 8, 2010.

Medarex, Inc. Acquisition

On September 1, 2009, BMS acquired, by means of a tender offer and second-step merger, 100% of the remaining outstanding shares (and stock equivalents) of Medarex not already owned for a total purchase price of $2,331 million. Acquisition costs of $11 million were included in other expense. Medarex is focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases. As a result of the acquisition, the full rights over YERVOY (ipilimumab), valued at $1.0 billion as of the acquisition date, were received that increases the biologics development pipeline creating a more balanced portfolio of both small molecules and biologics. Goodwill generated from this acquisition was primarily attributed to a more balanced portfolio associated with the BioPharma model and the potential to optimize the existing YERVOY programs.

The results of Medarex operations were included in the consolidated financial statements from August 27, 2009.

The purchase price allocations were as follows:

Dollars in Millions	Amira	ZymoGenetics	Medarex
Purchase price:
Cash	$325	$885	$2,285
Fair value of contingent consideration	58	—	—
Fair value of the Company’s equity held prior to acquisition(1)	—	—	46

Total	383	885	2,331

Identifiable net assets:
Cash	15	56	53
Marketable securities	—	91	269
Inventory(2)	—	98	—
Other current and long-term assets(3)	—	29	127
IPRD	160	448	1,475
Intangible assets - Technology	—	230	120
Intangible assets - Licenses	—	—	217
Short-term borrowings	—	—	(92)
Accrued expenses	(16)	—	—
Other current and long-term liabilities	—	(91)	(92)
Deferred income taxes	(41)	9	(318)

Total identifiable net assets	118	870	1,759

Goodwill	$265	$15	$572

(1)	Other income of $21 million was recognized from the remeasurement to fair value of the equity interest in Medarex held at the acquisition date.
(2)	Inventory related to the ZymoGenetics acquisition includes $63 million recorded in other long term assets as inventory that is expected to be utilized in excess of one year.
(3)	Other current and long term assets related to the Medarex acquisition includes a 5.1% ownership interest in Genmab, Inc. ($64 million) and an 18.7% ownership in Celldex Therapeutics, Inc. ($17 million), which were subsequently sold during 2009 for a loss of $33 million.

Pro forma supplemental financial information are not provided as the impacts of these acquisitions were not material to operating results in the year of acquisition. Goodwill, IPRD and all other intangible assets valued in these acquisitions are non-deductible for tax purposes.

Note 5. MEAD JOHNSON NUTRITION COMPANY INITIAL PUBLIC OFFERING AND SPLIT-OFF

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

Upon completion of the IPO, 42.3 million shares of Mead Johnson Class A common stock and 127.7 million shares of Mead Johnson Class B common stock were held by BMS, representing an 83.1% interest in Mead Johnson and 97.5% of the combined voting power of the outstanding common stock. The rights of the holders of the shares of Class A common stock and Class B common stock were identical, except with regard to voting and conversion. Each share of Class A common stock was entitled to one vote per share. Each share of Class B common stock was entitled to ten votes per share and was convertible at any time at the election of the holder into one share of Class A common stock. The Class B common stock automatically converted into shares of Class A common stock.

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

The shares received in connection with the exchange were valued using the closing price on December 23, 2009 of $25.70 and reflected as treasury stock. The gain on the exchange was determined using the sum of the fair value of the shares received plus the net deficit of Mead Johnson attributable to BMS less taxes and other direct expenses related to the transaction, including a tax reserve of $244 million which was established.

Transitional Relationships with Discontinued Operations

Subsequent to the respective dispositions, cash flows and income associated with the Mead Johnson business will continue to be generated through September 2012, relating to activities that are transitional in nature, result from agreements that are intended to facilitate the orderly transfer of business operations and include, among others, services for accounting, customer service, distribution and manufacturing. The income generated from these transitional activities, which were substantially complete as of December 31, 2011, was not material to any period presented.

The following summarized financial information related to the Mead Johnson business is segregated from continuing operations and reported as discontinued operations through the date of disposition.

Year Ended December 31,
Dollars in Millions	2009
Net Sales	$2,826

Earnings before income taxes	674
Provision for income taxes	(389)

Earnings, net of taxes	285

Gain on disposal	7,275
Provision for income taxes	(118)

Gain on disposal, net of taxes	7,157

Net earnings from discontinued operations	7,442

Less net earnings from discontinued operations attributable to noncontrolling interest	(69)

Net earnings from discontinued operations attributable to BMS	$7,373

Note 6. RESTRUCTURING

The following is the provision for restructuring:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Employee termination benefits	$85	$102	$128
Other exit costs	31	11	8

Provision for restructuring	$116	$113	$136

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 822 in 2011, 995 in 2010 and 1,350 in 2009.

The following table represents the activity of employee termination and other exit cost liabilities:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Liability at beginning of year	$126	$173	$209
Charges	128	121	158
Change in estimates	(12)	(8)	(22)

Provision for restructuring	116	113	136
Foreign currency translation	2	(5)	—
Charges in discontinued operations	—	—	15
Spending	(167)	(155)	(182)
Mead Johnson split-off	—	—	(5)

Liability at end of year	$77	$126	$173

Note 7. OTHER (INCOME)/EXPENSE

Other (income)/expense includes:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Interest expense	$145	$145	$184
Interest income	(91)	(75)	(54)
Impairment and loss on sale of manufacturing operations	—	236	—
Gain on sale of product lines, businesses and assets	(37)	(39)	(360)
Other income received from alliance partners	(140)	(136)	(148)
Pension curtailment and settlement charges	10	28	43
Litigation charges/(recoveries)	(25)	—	—
Product liability charges/(recoveries)	31	17	(6)
Other	(62)	(50)	(40)

Other (income)/expense	$(169)	$126	$(381)

Note 8. INCOME TAXES

The provision/(benefit) for income taxes attributable to continuing operations consisted of:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Current:
U.S.	$864	$797	$410
Non-U.S.	442	339	646

Total Current	1,306	1,136	1,056

Deferred:
U.S.	406	438	222
Non-U.S	9	(16)	(96)

Total Deferred	415	422	126

Total Provision	$1,721	$1,558	$1,182

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2011		2010		2009
Earnings from continuing operations before income taxes:
U.S.	$4,336		$3,833		$2,705
Non-U.S.	2,645		2,238		2,897

Total	$6,981		$6,071		$5,602

U.S. statutory rate	2,443	35.0%	2,125	35.0%	1,961	35.0%
Non-tax deductible annual pharmaceutical company fee	80	1.2%	—	—	—	—
Tax effect of foreign subsidiaries’ earnings previously considered indefinitely reinvested offshore	—	—	207	3.4%	—	—
Foreign tax effect of certain operations in Ireland, Puerto
Rico and Switzerland	(593)	(8.5)%	(694)	(11.4)%	(598)	(10.7)%
State and local taxes (net of valuation allowance)	33	0.5%	43	0.7%	14	0.3%
U.S. Federal, state and foreign contingent tax matters	(161)	(2.3)%	(131)	(2.1)%	(64)	(1.1)%
U.S. Federal research and development tax credit	(69)	(1.0)%	(61)	(1.0)%	(81)	(1.4)%
Foreign and other	(12)	(0.2)%	69	1.1%	(50)	(1.0)%

	$1,721	24.7%	$1,558	25.7%	$1,182	21.1%

The decrease in the 2011 effective tax rate from 2010 was due to:

•

A $207 million charge recognized in the fourth quarter of 2010, which resulted primarily from additional U.S. taxable income from earnings of foreign subsidiaries previously considered to be indefinitely reinvested offshore;

•	Changes in prior period estimates upon finalizing U.S. tax returns resulting in a $54 million benefit in 2011 and a $30 million charge in 2010; and

•	Higher tax benefits from contingent tax matters primarily related to the effective settlements and remeasurements of uncertain tax positions ($161 million in 2011 and $131 million in 2010).

Partially offset by:

•	An unfavorable earnings mix between high and low tax jurisdictions compared to the prior year;

•	The non-tax deductible annual pharmaceutical company fee effective January 1, 2011 (tax impact of $80 million); and

•

An out-of-period tax adjustment of $59 million in 2010 for previously unrecognized net deferred tax assets primarily attributed to deferred profits related to certain alliances as of December 31, 2009 (not material to any prior periods).

The increase in the 2010 effective tax rate from 2009 was due to:

•	A $207 million charge recognized in the fourth quarter of 2010 discussed above;

•	Changes in prior period estimates upon finalizing the 2009 U.S. tax return resulting in a $30 million charge in 2010 and a $67 million benefit in 2009 upon finalizing the 2008 U.S. tax return; and

•	An unfavorable earnings mix between high and low tax jurisdictions compared to the prior year.

Partially offset by:

•	Higher tax benefits from contingent tax matters primarily related to the effective settlements and remeasurements of uncertain tax positions ($131 million in 2010 and $64 million in 2009); and

•	An out-of-period tax adjustment of $59 million in 2010 discussed above.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2011	2010
Deferred tax assets
Foreign net operating loss carryforwards	$3,674	$1,600
Milestone payments and license fees	574	557
Deferred income	573	554
U.S. Federal net operating loss carryforwards	251	351
Pension and postretirement benefits	755	348
State net operating loss and credit carryforwards	344	337
Intercompany profit and other inventory items	331	311
U.S. Federal research and development tax credit carryforwards	109	243
Other foreign deferred tax assets	112	167
Share-based compensation	111	131
Legal settlements	46	20
Other	233	299

Total deferred tax assets	7,113	4,918
Valuation allowance	(3,920)	(1,863)

Net deferred tax assets	3,193	3,055

Deferred tax liabilities
Depreciation	(118)	(52)
Repatriation of foreign earnings	(31)	(21)
Acquired intangible assets	(593)	(525)
Other	(676)	(630)

Total deferred tax liabilities	(1,418)	(1,228)

Deferred tax assets, net	$1,775	$1,827

Recognized as:
Deferred income taxes – current	$1,200	$1,036
Deferred income taxes – non-current	688	850
U.S. and foreign income taxes payable – current	(6)	(5)
Other liabilities – non-current	(107)	(54)

Total	$1,775	$1,827

The U.S. Federal net operating loss carryforwards were $717 million at December 31, 2011. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The research and development tax credit carryforwards expire in varying amounts beginning in 2018. The realization of the research and development tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that these deferred tax assets will be realized.

At December 31, 2011, a valuation allowance of $3,920 million was established for the following items: $3,574 million for foreign net operating loss and tax credit carryforwards, $332 million for state deferred tax assets including net operating loss and tax credit carryforwards, and $14 million for U.S. Federal net operating loss carryforwards. Foreign holding companies net operating losses and their corresponding valuation allowances included an increase of $2,027 million as a result of statutory impairment charges that are not required in consolidated net earnings. These foreign holding companies had a higher asset basis for statutory purposes than the basis used in the consolidated financial statements due to an internal reorganization of certain legal entities in prior periods. Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Balance at beginning of year	$1,863	$1,791	$1,795
Provision	2,410	92	17
Utilization	(135)	(22)	(74)
Foreign currency translation	(222)	(6)	(8)
Other	4	8	61

Balance at end of year	$3,920	$1,863	$1,791

Income tax payments were $597 million in 2011, $672 million in 2010 and $885 million in 2009. The current tax benefit realized as a result of stock related compensation credited to capital in excess of par value of stock was $47 million in 2011, $8 million in 2010 and $5 million in 2009.

At December 31, 2011, U.S. taxes have not been provided on approximately $18.5 billion of undistributed earnings of foreign subsidiaries as these undistributed earnings are indefinitely invested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided. BMS has favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

During 2010, BMS completed an internal reorganization of certain legal entities resulting in a $207 million charge. It is possible that U.S. tax authorities could assert additional material tax liabilities arising from the reorganization. If any such assertion were to occur, BMS would vigorously challenge any such assertion and believes it would prevail; however, there can be no assurance of such a result.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Balance at beginning of year	$845	$968	$791
Gross additions to tax positions related to current year	44	57	335
Gross reductions to tax positions related to current year	—	—	(11)
Gross additions to tax positions related to prior years	106	177	97
Gross reductions to tax positions related to prior years	(325)	(196)	(180)
Settlements	(30)	(153)	(37)
Reductions to tax positions related to lapse of statute	(7)	(7)	(29)
Cumulative translation adjustment	(5)	(1)	2

Balance at end of year	$628	$845	$968

Uncertain tax benefits reduce deferred tax assets to the extent the uncertainty directly related to that asset; otherwise, they are recognized as either current or non-current U.S. and foreign income taxes payable. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $570 million, $818 million and $964 million at December 31, 2011, 2010, and 2009, respectively.

Gross additions to tax positions for the year ended December 31, 2009 include $287 million in tax reserves related to both the transfer of various international units to Mead Johnson prior to its IPO and the split-off transaction which is recognized in discontinued operations. Gross reductions to tax positions for the year ended December 31, 2009 include $10 million in liabilities related to Mead Johnson.

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current U.S. and foreign income taxes payable. Accrued interest related to unrecognized tax benefits were $51 million, $51 million, and $39 million at December 31, 2011, 2010, and 2009, respectively. Accrued penalties related to unrecognized tax benefits were $25 million, $23 million, and $19 million at December 31, 2011, 2010, and 2009, respectively.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. Interest on unrecognized tax benefits was an expense of $10 million in 2011 and $12 million in 2010 and a benefit of $25 million in 2009. Penalties on unrecognized tax benefits was an expense of $7 million in 2011 and $4 million in 2010 and a benefit of $1 million in 2009.

BMS is currently under examination by a number of tax authorities, including all of the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2011 will decrease in the range of approximately $70 million to $100 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. BMS also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2011
Canada	2003 to 2011
France	2008 to 2011
Germany	2007 to 2011
Italy	2002 to 2011
Mexico	2003 to 2011

Note 9. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2011	2010	2009
Basic EPS Calculation:
Income from Continuing Operations Attributable to BMS	$3,709	$3,102	$3,239
Earnings attributable to unvested restricted shares	(8)	(12)	(18)

Income from Continuing Operations Attributable to BMS common shareholders	3,701	3,090	3,221
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	—	7,331

EPS Numerator – Basic	$3,701	$3,090	$10,552

EPS Denominator – Basic:
Average Common Shares Outstanding	1,700	1,713	1,974

EPS – Basic:
Continuing Operations	$2.18	$1.80	$1.63
Discontinued Operations	—	—	3.72

Net Earnings	$2.18	$1.80	$5.35

EPS Numerator – Diluted:
Income from Continuing Operations Attributable to BMS	$3,709	$3,102	$3,239
Earnings attributable to unvested restricted shares	(8)	(12)	(17)

Income from Continuing Operations Attributable to BMS common shareholders	3,701	3,090	3,222
Net Earnings from Discontinued Operations Attributable to BMS(1)	—	—	7,331

EPS Numerator – Diluted	$3,701	$3,090	$10,553

EPS Denominator – Diluted:
Average Common Shares Outstanding	1,700	1,713	1,974
Contingently convertible debt common stock equivalents	1	1	1
Incremental shares attributable to share-based compensation plans	16	13	3

Average Common Shares Outstanding and Common Share Equivalents	1,717	1,727	1,978

EPS – Diluted:
Continuing Operations	$2.16	$1.79	$1.63
Discontinued Operations	—	—	3.71

Net Earnings	$2.16	$1.79	$5.34

(1) Net Earnings of Discontinued Operations used for EPS Calculation:
Net Earnings from Discontinued Operations Attributable to BMS	$—	$—	$7,373
Earnings attributable to unvested restricted shares	—	—	(42)

Net Earnings from Discontinued Operations Attributable to BMS used for EPS calculation	$—	$—	$7,331

Anti-dilutive weighted-average equivalent shares – stock incentive plans	13	51	117

Note 10. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, debt instruments and derivatives. Due to their short term maturity, the carrying amount of receivables and accounts payable approximate fair value.

BMS has exposure to market risk due to changes in currency exchange rates and interest rates. As a result, certain derivative financial instruments are used when available on a cost-effective basis to hedge the underlying economic exposure. These instruments qualify as cash flow, net investment and fair value hedges upon meeting certain criteria, including effectiveness of offsetting hedged exposures. Changes in fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

Counterparty credit risk is considered as part of the overall fair value measurement, as well as the effect of credit risk when derivatives are in a liability position. Counterparty credit risk is monitored on an ongoing basis and is mitigated by limiting amounts outstanding with any individual counterparty, utilizing conventional derivative financial instruments and only entering into agreements with counterparties that meet high credit quality standards. The consolidated financial statements would not be materially impacted if any counterparty failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

Fair Value Measurements – The fair values of financial instruments are classified into one of the following categories:

Level 1 inputs utilize non-binding quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. These instruments include U.S. treasury bills and U.S. government agency securities.

Level 2 inputs utilize observable prices for similar instruments, non-binding quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, commercial paper, Federal Deposit Insurance Corporation (FDIC) insured debt securities, certificates of deposit, money market funds, foreign currency forward contracts and interest rate swap contracts. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in the credit ratings and credit default swap spreads of BMS or its counterparties.

Level 3 unobservable inputs are used when little or no market data is available. Valuation models for the ARS and FRS portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. A majority of the ARS, which are private placement securities with long-term nominal maturities, were rated ‘A’ by Standard and Poor’s as of December 31, 2011 and 2010, and primarily represent interests in insurance securitizations. The fair value was determined using internally developed valuations that were based in part on indicative bids received on the underlying assets of the securities and other evidence of fair value. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital markets liquidity.

Available-For-Sale Securities and Cash Equivalents

The following table summarizes available-for-sale securities at December 31, 2011 and 2010:

	Amortized	Unrealized Gain in Accumulated	Unrealized Loss in Accumulated	Fair	Fair Value
Dollars in Millions	Cost	OCI	OCI	Value	Level 1	Level 2	Level 3
December 31, 2011
Marketable Securities:
Certificates of Deposit	$1,051	$—	$—	$1,051	$—	$1,051	$—
Corporate Debt Securities	2,908	60	(3)	2,965	—	2,965	—
Commercial Paper	1,035	—	—	1,035	—	1,035	—
U.S. Treasury Bills	400	2	—	402	402	—	—
FDIC Insured Debt Securities	302	1	—	303	—	303	—
Auction Rate Securities (ARS)	80	12	—	92	—	—	92
Floating Rate Securities (FRS)	21	—	(3)	18	—	—	18

Total Marketable Securities	$5,797	$75	$(6)	$5,866	$402	$5,354	$110

December 31, 2010
Marketable Securities:
Certificates of Deposit	$1,209	$—	$—	$1,209	$—	$1,209	$—
Corporate Debt Securities	1,996	26	(10)	2,012	—	2,012	—
Commercial Paper	482	—	—	482	—	482	—
FDIC Insured Debt Securities	353	3	—	356	—	356	—
U.S. Treasury Bills	400	4	—	404	404	—	—
U.S. Government Agency Securities	375	1	—	376	376	—	—
Auction Rate Securities (ARS)	80	11	—	91	—	—	91
Floating Rate Securities (FRS)	21	—	(2)	19	—	—	19

Total Marketable Securities	$4,916	$45	$(12)	$4,949	$780	$4,059	$110

The following table summarizes the classification of available-for-sale securities in the consolidated balance sheet:

	December 31,
Dollars in Millions	2011	2010
Current Marketable Securities	$2,957	$2,268
Non-current Marketable Securities	2,909	2,681

Total Marketable Securities	$5,866	$4,949

Money market funds and other securities aggregating $5,469 million and $4,332 million at December 31, 2011 and 2010, respectively, were included in cash and cash equivalents and valued using Level 2 inputs. Cash and cash equivalents maintained in foreign currencies were $508 million at December 31, 2011 and are subject to currency rate risk.

At December 31, 2011, $2,817 million of non-current available for sale corporate debt securities, U.S. treasury bills, FDIC insured debt securities and floating rate securities mature within five years. All auction rate securities mature beyond 10 years.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2011	2010
Fair value at January 1	$110	$179
Settlements	—	(93)
Unrealized gains/(losses)	—	24

Fair value at December 31	$110	$110

Qualifying Hedges and Non-Qualifying Derivatives

The following summarizes the fair value of outstanding derivatives:

		December 31, 2011		December 31, 2010
			Fair Value		Fair Value
Dollars in Millions	Balance Sheet Location	Notional	(Level 2)	Notional	(Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$579	$135	$3,526	$234
Foreign currency forward contracts	Other assets	1,347	88	691	26
Foreign currency forward contracts	Accrued expenses	480	(29)	732	(48)

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. As of December 31, 2011, significant outstanding foreign currency forward contracts were primarily attributed to Euro and Japanese yen foreign currency forward contracts in the notional amount of $946 million and $557 million, respectively.

The net gains on foreign currency forward contracts qualifying for cash flow hedge accounting are expected to be reclassified to cost of products sold within the next two years, including $46 million of pre-tax gains to be reclassified within the next 12 months. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during 2011, 2010 and 2009.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($707 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges and are used as part of an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The swaps and underlying debt for the benchmark risk being hedged are recorded at fair value. The effective interest rate paid on fixed-to-floating interest rate swaps is one-month LIBOR (0.295% as of December 31, 2011) plus an interest rate spread ranging from 1.3% to 2.9%. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized into earnings as a reduction to interest expense over the remaining life of the debt.

During 2010, fixed-to-floating interest rate swap contracts were executed to convert $332 million notional amount of 6.80% Debentures due 2026 and $147 million notional amount of 7.15% Debentures due 2023 from fixed rate debt to variable rate debt. During 2009, fixed-to-floating interest rate swap contracts were executed to convert $200 million notional amount of 5.45% Notes due 2018 and $597 notional amount of 5.25% Notes due 2013 from fixed rate debt to variable rate debt. These contracts qualified as a fair value hedge for each debt instrument.

During 2011, fixed-to-floating interest rate swap contracts of $1.6 billion notional amount and €1.0 billion notional amount were terminated generating total proceeds of $356 million (including accrued interest of $66 million). During 2010, fixed-to-floating interest rate swap contracts of $237 million notional amount and €500 million notional amount were terminated generating total proceeds of $116 million (including accrued interest of $18 million). During 2009, $1,061 million notional amount of fixed-to-floating interest rate swap contracts were terminated generating proceeds of $204 million (including accrued interest of $17 million).

Non-Qualifying Foreign Exchange Contracts — Foreign currency forward contracts are used to offset exposure to foreign currency-denominated monetary assets, liabilities and earnings. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency-denominated monetary assets, liabilities and earnings from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other (income)/expense as they occur, and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset, liability or earnings. The effect of non-qualifying hedges on earnings was not significant for the years ended December 31, 2011, 2010, and 2009.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings include:

	December 31,
Dollars in Millions	2011	2010
Bank drafts	$113	$100
Other short-term borrowings	2	17

Total	$115	$117

Long-term debt includes:

	December 31,
Dollars in Millions	2011	2010
Principal Value:
5.875% Notes due 2036	$638	$709
4.375% Euro Notes due 2016	652	656
4.625% Euro Notes due 2021	652	656
5.45% Notes due 2018	600	600
5.25% Notes due 2013	597	597
6.125% Notes due 2038	500	500
6.80% Debentures due 2026	332	332
7.15% Debentures due 2023	304	304
6.88% Debentures due 2097	287	287
0% - 5.75% Other—maturing 2023 - 2030	107	108

Subtotal	4,669	4,749

Adjustments to Principal Value:
Fair value of interest rate swaps	135	234
Unamortized basis adjustment from swap terminations	594	369
Unamortized bond discounts	(22)	(24)

Total	$5,376	$5,328

Included in other debt is $50 million of Floating Rate Convertible Senior Debentures due 2023 which can be redeemed by the holders at par on September 15, 2013 and 2018, or if a fundamental change in ownership occurs. The Debentures are callable at par at any time by the Company. The Debentures have a current conversion price of $40.42, equal to a conversion rate of 24.7429 shares for each $1,000 principal amount, subject to certain anti-dilutive adjustments.

In February 2009, Mead Johnson entered into a three-year syndicated revolving credit facility agreement. In the fourth quarter of 2009, Mead Johnson borrowed $200 million under the revolving credit facility and issued various Notes totaling $1.5 billion, the proceeds of which were used to repay certain intercompany debt prior to the split-off.

The principal value of long-term debt obligations was $4,669 million at December 31, 2011 of which $597 million is due in 2013, $652 million is due in 2016, and the remaining $3,420 million due in 2017 or thereafter. The fair value of long-term debt was $6,406 million and $5,861 million at December 31, 2011 and 2010, respectively, and was estimated based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Debt repurchase activity was as follows:

Dollars in Millions	2011	2010	2009
Principal amount	$71	$750	$117
Repurchase price	78	855	132
Notional amount of interest rate swaps terminated	34	319	53
Swap termination proceeds	6	48	7
Total (gain)/loss	(10)	6	(7)

Interest payments were $171 million in 2011, $178 in 2010 and $206 million in 2009 net of amounts related to interest rate swap contracts.

In September 2011, the Company replaced its $2.0 billion revolving credit facility with a new $1.5 billion five year revolving credit facility from a syndicate of lenders, which is extendable on any anniversary date with the consent of the lenders. There are no financial covenants under the new facility. There were no borrowings outstanding under either revolving credit facility at December 31, 2011 and 2010.

At December 31, 2011, $233 million of financial guarantees were provided in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are issued through financial institutions in support of guarantees made by BMS and its affiliates for various obligations. The performance bonds were issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 11. RECEIVABLES

Receivables include:

	December 31,
Dollars in Millions	2011	2010
Trade receivables	$2,397	$2,092
Less allowances	(147)	(107)

Net trade receivables	2,250	1,985
Alliance partners receivables	1,081	1,076
Prepaid and refundable income taxes	256	223
Miscellaneous receivables	156	196

Receivables	$3,743	$3,480

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $901 million and $734 million at December 31, 2011 and 2010, respectively. For additional information regarding alliance partners, see “—Note 3. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $1,077 million in 2011, $932 million in 2010, and $660 million in 2009. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 55% and 51% of total trade receivables at December 31, 2011 and 2010, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2011	2010	2009
Balance at beginning of year	$107	$103	$128
Provision	1,094	864	776
Utilization	(1,054)	(860)	(800)
Discontinued operations	—	—	(1)

Balance at end of year	$147	$107	$103

Note 12. INVENTORIES

Inventories include:

	December 31,
Dollars in Millions	2011	2010
Finished goods	$478	$397
Work in process	646	608
Raw and packaging materials	260	199

Inventories	$1,384	$1,204

Inventories expected to remain on-hand beyond one year are included in non-current other assets and were $260 million (including $92 million of capitalized costs which are subject to regulatory approval prior to being sold) at December 31, 2011 and $297 million at December 31, 2010. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

	December 31,
Dollars in Millions	2011	2010
Land	$137	$133
Buildings	4,545	4,565
Machinery, equipment and fixtures	3,437	3,423
Construction in progress	262	139

Gross property, plant and equipment	8,381	8,260
Less accumulated depreciation	(3,860)	(3,596)

Property, plant and equipment	$4,521	$4,664

Depreciation expense was $448 million in 2011, $473 million in 2010 and $469 million in 2009, of which $51 million in 2009 was included in discontinued operations. Capitalized interest was $8 million in 2010 and $13 million in 2009.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows:

Dollars in Millions
Balance at January 1, 2010	$5,218
ZymoGenetics acquisition	15

Balance at December 31, 2010	5,233
Amira acquisition	265
Other	88

Balance at December 31, 2011	$5,586

Other includes an out-of-period adjustment recorded to correct the purchase price allocation for the September 2009 Medarex acquisition and a $24 million contingent milestone payment from a prior acquisition. The Medarex purchase price adjustment decreased other intangible assets by $98 million and increased deferred tax assets by $34 million and goodwill by $64 million. The effect of this adjustment was not material for the current or any prior periods.

Other intangible assets include:

	Estimated Useful Lives	December 31, 2011			December 31, 2010
Dollars in Millions		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	2 – 15 years	$1,218	$443	$775	$965	$368	$597
Technology	9 – 15 years	2,608	1,194	1,414	1,562	1,001	561
Capitalized software	3 – 10 years	1,147	857	290	1,140	841	299

Total finite-lived intangible assets		4,973	2,494	2,479	3,667	2,210	1,457

IPRD		645	—	645	1,913	—	1,913

Total other intangible assets		$5,618	$2,494	$3,124	$5,580	$2,210	$3,370

In 2011, $1.0 billion of IPRD was reclassified to technology upon approval of YERVOY in the U.S. and $367 million of IPRD was reclassified to licenses for out-licensed compounds that have no further performance obligations.

Changes in other intangible assets were as follows:

Dollars in Millions	2011	2010	2009
Other intangible assets carrying amount at January 1	$3,370	$2,865	$1,151
Capitalized software and other additions	75	107	96
Acquisitions	160	678	1,910
Mead Johnson split-off	—	—	(50)
Amortization – licenses and technology	(271)	(199)	(170)
Amortization – capitalized software	(82)	(72)	(68)
Impairment charges	(30)	(10)	—
Other	(98)	1	(4)

Other intangible assets carrying amount at December 31	$3,124	$3,370	$2,865

Amortization expense included in discontinued operations was $9 million in 2009.

Amortization expense of other intangible assets is expected to be $350 million in 2012, $275 million in 2013, $263 million in 2014, $236 million in 2015, $218 million in 2016 and $1,138 million thereafter.

Note 15. ACCRUED EXPENSES

Accrued expenses include:

	December 31,
Dollars in Millions	2011	2010
Employee compensation and benefits	$783	$718
Royalties	571	576
Accrued research and development	450	411
Restructuring—current	58	108
Pension and postretirement benefits	46	47
Accrued litigation	32	54
Other	851	826

Total accrued expenses	$2,791	$2,740

Note 16. SALES REBATES AND RETURN ACCRUALS

Reductions to trade receivables and accrued rebates and returns liabilities are as follows:

	December 31,
Dollars in Millions	2011	2010
Charge-backs related to government programs	$51	$48
Cash discounts	28	29

Reductions to trade receivables	$79	$77

Managed healthcare rebates and other contract discounts	$417	$216
Medicaid rebates	411	327
Sales returns	161	187
Other adjustments	181	127

Accrued rebates and returns	$1,170	$857

Note 17. DEFERRED INCOME

Deferred income includes:

	December 31,
Dollars in Millions	2011	2010
Upfront, milestone and other licensing receipts	$882	$797
ATRIPLA* deferred revenue	113	227
Gain on sale-leaseback transactions	120	147
Other	88	126

Total deferred income	$1,203	$1,297

Current portion	$337	$402
Non-current portion	866	895

Upfront, milestone and other licensing receipts are being amortized over the expected life of the product. See “—Note 3. Alliances and Collaborations” for information pertaining to revenue recognition and other transactions with alliances and collaborations. The deferred gains on several sale-leaseback transactions are being amortized over the remaining lease terms of the related facilities through 2018 and were $28 million in 2011, $27 million in 2010 and $28 million in 2009.

Note 18. EQUITY

			Capital in Excess of Par Value of Stock
	Common Stock			Retained Earnings	Treasury Stock		Non-Controlling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2009	2,205	$220	$2,757	$22,549	226	$(10,566)	$(33)
Net earnings attributable to BMS	—	—	—	10,612	—	—	—
Cash dividends declared	—	—	—	(2,401)	—	—	—
Mead Johnson IPO	—	—	942	—	—	—	(160)
Adjustments to the Mead Johnson net asset transfer	—	—	(7)	—	—	—	7
Mead Johnson split-off	—	—	—	—	269	(6,921)	105
Employee stock compensation plans	—	—	76	—	(4)	123	—
Net earnings attributable to non-controlling interest	—	—	—	—	—	—	1,808
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	10
Distributions	—	—	—	—	—	—	(1,795)

Balance at December 31, 2009	2,205	220	3,768	30,760	491	(17,364)	(58)
Net earnings attributable to BMS	—	—	—	3,102	—	—	—
Cash dividends declared	—	—	—	(2,226)	—	—	—
Stock repurchase program	—	—	—	—	23	(587)	—
Employee stock compensation plans	—	—	(86)	—	(13)	497	—
Net earnings attributable to non-controlling interest	—	—	—	—	—	—	2,091
Distributions	—	—	—	—	—	—	(2,108)

Balance at December 31, 2010	2,205	220	3,682	31,636	501	(17,454)	(75)
Net earnings attributable to BMS	—	—	—	3,709	—	—	—
Cash dividends declared	—	—	—	(2,276)	—	—	—
Stock repurchase program	—	—	—	—	42	(1,226)	—
Employee stock compensation plans	—	—	(568)	—	(28)	1,278	—
Net earnings attributable to non-controlling interest	—	—	—	—	—	—	2,333
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	7
Distributions	—	—	—	—	—	—	(2,354)

Balance at December 31, 2011	2,205	220	$3,114	$33,069	515	$(17,402)	$(89)

Treasury stock is recognized at the cost to reacquire the shares. Treasury shares acquired from the Mead Johnson split-off were recognized at the fair value of the stock as of the split-off date. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Noncontrolling interest is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $792 million in 2011, $683 million in 2010 and $589 million in 2009, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships. Net earnings from noncontrolling interest included in discontinued operations was $69 million in 2009.

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2009	$(424)	$14	$(2,258)	$(51)	$(2,719)
Other comprehensive income/(loss)	81	(44)	100	41	178

Balance at December 31, 2009	(343)	(30)	(2,158)	(10)	(2,541)
Other comprehensive income/(loss)	121	10	(5)	44	170

Balance at December 31, 2010	(222)	(20)	(2,163)	34	(2,371)
Other comprehensive income/(loss)	(16)	56	(742)	28	(674)

Balance at December 31, 2011	$(238)	$36	$(2,905)	$62	$(3,045)

Note 19. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES

The Company and certain of its subsidiaries sponsor defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, which covers most U.S. employees and represents approximately 70% of the consolidated pension plan assets and obligations. The funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

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

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Pension Benefits			Other Benefits
Dollars in Millions	2011	2010	2009	2011	2010	2009
Service cost — benefits earned during the year	$43	$44	$178	$8	$6	$6
Interest cost on projected benefit obligation	337	347	381	26	30	37
Expected return on plan assets	(464)	(453)	(453)	(26)	(24)	(19)
Amortization of prior service cost/(benefit)	(1)	—	4	(3)	(3)	(3)
Amortization of net actuarial loss	112	95	94	7	10	10
Curtailments	(3)	5	24	(1)	—	—
Settlements	15	22	29	—	—	—
Special termination benefits	—	1	—	—	—	—

Total net periodic benefit cost	$39	$61	$257	$11	$19	$31

Continuing operations	$39	$61	$242	$11	$19	$28
Discontinued operations	—	—	15	—	—	3

Total net periodic benefit cost	$39	$61	$257	$11	$19	$31

Net actuarial loss and prior service cost of $140 million is expected to be amortized from accumulated OCI into net periodic benefit cost for pension and postretirement benefit plans in 2012.

The U.S. Retirement Income Plan and several other plans were amended during June 2009. The amendments eliminate the crediting of future benefits relating to service effective December 31, 2009. Salary increases will continue to be considered for an additional five-year period in determining the benefit obligation related to prior service. The plan amendments were accounted for as a curtailment. As a result, the applicable plan assets and obligations were remeasured. The remeasurement resulted in a $455 million reduction to accumulated OCI ($295 million net of taxes) and a corresponding decrease to the funded status of the plan due to the curtailment, updated plan asset valuations and a change in the discount rate from 7.0% to 7.5%. A curtailment charge of $25 million was also recognized in other expense during the second quarter of 2009 for the remaining amount of unrecognized prior service cost. In addition, all participants were reclassified as inactive for benefit plan purposes and actuarial gains and losses will be amortized over the expected weighted-average remaining lives of plan participants (32 years).

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

In 2009, certain plan assets and related obligations were transferred from the U.S. Retirement Income Plan and several other plans to new plans sponsored by Mead Johnson for active Mead Johnson participants resulting in a $170 million reduction to accumulated OCI ($110 million net of taxes) in the first quarter of 2009 and a corresponding decrease to the funded status of the plan due to updated plan asset valuations and a change in the discount rate from 6.5% to 7.0%.

Changes in defined benefit and postretirement benefit plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2011	2010	2011	2010
Benefit obligations at beginning of year	$6,704	$6,386	$589	$579
Service cost—benefits earned during the year	43	44	8	6
Interest cost	337	347	26	30
Plan participants’ contributions	3	3	25	25
Curtailments	(3)	2	(1)	—
Settlements	(41)	(50)	(2)	—
Plan amendments	(40)	—	(1)	—
Actuarial losses	876	397	6	16
Retiree Drug Subsidy	—	—	12	10
Benefits paid	(386)	(377)	(79)	(78)
Special termination benefits	—	1	—	—
Exchange rate losses/(gains)	6	(49)	(1)	1

Benefit obligations at end of year	$7,499	$6,704	$582	$589

Fair value of plan assets at beginning of year	$5,766	$5,103	$315	$278
Actual return on plan assets	66	697	10	37
Employer contributions	432	431	24	43
Plan participants’ contributions	3	3	25	25
Settlements	(41)	(50)	(2)	—
Retiree Drug Subsidy	—	—	12	10
Benefits paid	(386)	(377)	(79)	(78)
Exchange rate gains/(losses)	2	(41)	—	—

Fair value of plan assets at end of year	$5,842	$5,766	$305	$315

Funded status	$(1,657)	$(938)	$(277)	$(274)

Assets/Liabilities recognized:
Other assets	$39	$37	$—	$—
Accrued expenses	(33)	(33)	(12)	(13)
Pension and other postretirement liabilities	(1,663)	(942)	(265)	(261)

Funded status	$(1,657)	$(938)	$(277)	$(274)

Recognized in accumulated other comprehensive loss:
Net actuarial loss	$4,297	$3,150	$166	$151
Net obligation at adoption	1	1	—	—
Prior service cost/(benefit)	(39)	—	(8)	(10)

Total	$4,259	$3,151	$158	$141

The accumulated benefit obligation for all defined benefit pension plans was $7,322 million and $6,407 million at December 31, 2011 and 2010, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2011	2010
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$7,236	$6,436
Fair value of plan assets	5,540	5,461
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$6,867	$6,112
Fair value of plan assets	5,327	5,415

Actuarial Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.4%	5.2%	4.1%	4.8%
Rate of compensation increase	2.3%	2.4%	2.0%	2.0%

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.2%	5.6%	6.9%	4.8%	5.5%	7.0%
Expected long-term return on plan assets	8.3%	8.3%	8.2%	8.8%	8.8%	8.8%
Rate of compensation increase	2.4%	3.7%	3.6%	2.0%	3.5%	3.5%

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

	2011	2010	2009
10 years	5.6%	4.7%	3.6%
15 years	7.0%	7.9%	8.4%
20 years	8.1%	9.3%	8.4%

Pension and postretirement liabilities were increased by $1.3 billion at December 31, 2011 with a corresponding charge to other comprehensive income as a result of lower than expected return on plan assets ($414 million) and actuarial losses attributed to the benefit obligation ($882 million). These actuarial losses resulted from prevailing equity and fixed income market conditions and a reduction in interest rates in 2011.

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value exceeded the fair value of plan assets by $151 million at December 31, 2011. The fair value of plan assets exceeded the market-related value by $313 million at December 31, 2010. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period.

Gains and losses have resulted from changes in actuarial assumptions (such as changes in the discount rate) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. As a result, approximately $900 million related to pension benefits is not expected to be amortized during 2012. The majority of the remaining actuarial losses are amortized over the life expectancy of the plans’ participants for U.S. plans and expected remaining service periods for most other plans.

Assumed healthcare cost trend rates at December 31 were as follows:

	2011	2010	2009
Healthcare cost trend rate assumed for next year	7.4%	7.9%	8.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2018	2018

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

Dollars in Millions	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	15	(11)

Plan Assets

The fair value of pension and postretirement plan assets by asset category at December 31, 2011 and 2010 was as follows:

	December 31, 2011				December 31, 2010
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Funds	$236	$1,559	$4	$1,799	$237	$1,665	$7	$1,909
Equity Securities	1,679	—	—	1,679	1,752	—	—	1,752
Fixed Income Funds	203	419	—	622	181	367	—	548
Venture Capital and Limited Partnerships	—	—	408	408	—	—	415	415
Government Mortgage Backed Securities	—	372	8	380	—	391	—	391
Corporate Debt Securities	—	315	10	325	—	309	14	323
Short-Term Investment Funds	—	306	—	306	—	244	—	244
U.S. Treasury and Agency Securities	—	304	—	304	26	112	—	138
Insurance Contracts	—	—	125	125	—	—	144	144
Event Driven Hedge Funds	—	86	—	86	—	86	—	86
Collateralized Mortgage Obligation Bonds	—	63	7	70	—	87	10	97
State and Municipal Bonds	—	34	—	34	—	24	—	24
Asset Backed Securities	—	17	4	21	—	24	7	31
Real Estate	—	12	—	12	—	11	—	11
Cash and Cash Equivalents	(24)	—	—	(24)	(32)	—	—	(32)

Total plan assets at fair value	$2,094	$3,487	$566	$6,147	$2,164	$3,320	$597	$6,081

The investment valuation policies per investment class are as follows:

Level 1 inputs utilize quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. These instruments include equity securities, equity funds, and fixed income funds publicly traded on a national securities exchange, U.S. treasury and agency securities, and cash and cash equivalents. Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value. Pending trade sales and purchases are included in cash and cash equivalents until final settlement.

Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. Equity funds, fixed income funds, event driven hedge funds and short-term investment funds classified as Level 2 within the fair value hierarchy are valued at the net asset value of their shares held at year end. Corporate debt securities, government mortgage backed securities, collateralized mortgage obligation bonds, asset backed securities, U.S. treasury and agency securities, state and municipal bonds, and real estate interests classified as Level 2 within the fair value hierarchy are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active.

Level 3 unobservable inputs are used when little or no market data is available. Equity funds, venture capital and limited partnership investments classified as Level 3 within the fair value hierarchy are valued at estimated fair value. The estimated fair value is based on the fair value of the underlying investment values or cost plus or minus accumulated earnings or losses which approximates fair value. Insurance contract interests are carried at contract value, which approximates the estimated fair value and is based on the fair value of the underlying investment of the insurance company. Insurance contracts are held by certain foreign pension plans. Valuation models for corporate debt securities, collateralized mortgage obligation bonds and asset backed securities classified as Level 3 within the fair value hierarchy are based on estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk, discount rates and overall capital market liquidity.

The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Venture Capital and Limited Partnerships	Insurance Contracts	Other	Total
Fair value at January 1, 2010	$391	$141	$53	$585
Purchases	43	6	3	52
Sales	(2)	(17)	(19)	(38)
Settlements	(66)	—	(3)	(69)
Realized (losses)/gains	34	—	(2)	32
Unrealized gains/(losses)	15	14	7	36

Fair value at December 31, 2010	415	144	39	598
Purchases	53	8	5	66
Sales	(5)	(31)	(3)	(39)
Settlements	(48)	—	(4)	(52)
Realized (losses)/gains	56	—	3	59
Unrealized gains/(losses)	(63)	4	(7)	(66)

Fair value at December 31, 2011	$408	$125	$33	$566

The investment strategy emphasizes equities in order to achieve higher expected returns and lower expenses and required cash contributions over the long-term. A target asset allocation of 70% public equity (58% U.S. and 12% international), 8% private equity and 22% fixed income is maintained for the U.S. pension plans. Investments are well diversified within each of the three major asset categories. Approximately 82% of the U.S. pension plans equity investments are actively managed. Venture capital and limited partnerships are typically valued on a three month lag. Bristol-Myers Squibb Company common stock represents less than 1% of the plan assets at December 31, 2011 and 2010.

Contributions

Contributions to the U.S. pension plans were $343 million in 2011, $341 million in 2010 and $656 million in 2009 (including $27 million by Mead Johnson). Contributions to the U.S. pension plans are expected to approximate $340 million during 2012, of which $300 million was contributed in January 2012.

Contributions to the international pension plans were $88 million in 2011, $90 million in 2010 and $133 million in 2009. Contributions to the international plans are expected to range from $75 million to $90 million in 2012.

Estimated Future Benefit Payments

Dollars in Millions	Pension Benefits		Other Benefits
2012	$	384	$50
2013		395	51
2014		406	47
2015		407	45
2016		415	44
Years 2017 – 2021		2,083	202

Savings Plan

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The qualified defined contribution plans were amended to allow for increased matching and additional Company contributions effective in 2010. The expense related to the plan was $181 million in 2011, $188 million in 2010 and $50 million in 2009.

Post Employment Benefit Plan

Post-employment liabilities for long-term disability benefits were $92 million at both December 31, 2011 and 2010. The expense related to these benefits was $18 million in 2011 and 2010 and $21 million in 2009.

Termination Indemnity Plans

Statutory termination obligations in Europe are recognized on an undiscounted basis assuming employee termination at each measurement date. The liability recognized for these obligations was $25 million at both December 31, 2011 and 2010.

Note 20. EMPLOYEE STOCK BENEFIT PLANS

On May 1, 2007, the shareholders approved the 2007 Stock Award and Incentive Plan (the 2007 Plan), which replaced the 2002 Stock Incentive Plan that expired on May 31, 2007. Shares of common stock reserved for issuance pursuant to stock plans, options and conversions of preferred stock were 302 million at December 31, 2011. Shares available to be granted for the active plans, adjusted for the combination of plans, were 108 million at December 31, 2011. Shares for the stock option exercise and share unit vesting are issued from treasury stock. Only shares actually delivered to participants in connection with an award after all restrictions have lapsed will reduce the number of shares reserved. Shares tendered in a prior year to pay the purchase price of options and shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved.

Executive officers and key employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over 4 years and have a maximum term of 10 years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

Common stock may be granted to key employees, subject to restrictions as to continuous employment. Restrictions expire over a four year period from date of grant. Compensation expense is recognized over the vesting period. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

Beginning in 2010, market share units were granted to certain executives. Vesting of market share units is conditioned upon continuous employment until vesting date and the payout factor equals at least 60%. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vest date, and the nine trading days immediately preceding the grant or vest date. Vesting occurs ratably over four years.

Long-term performance awards have a three year cycle and are delivered in the form of a target number of performance share units. The number of shares ultimately issued is calculated based on actual performance compared to earnings targets and other performance criteria established at the beginning of the performance period. The awards have annual goals with a maximum payout of 167.5%. If threshold targets are not met for a performance period, no payment is made under the plan for that annual period. Vesting occurs at the end of the three year period.

Stock-based compensation expense is based on awards ultimately expected to vest and is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Years Ended December 31,
Dollars in Millions	2011	2010	2009
Stock options	$27	$50	$78
Restricted stock	79	83	76
Market share units	23	13	—
Long-term performance awards	32	47	29

Total stock-based compensation expense	$161	$193	$183

Continuing operations	$161	$193	$165
Discontinued operations	—	—	18

Total stock-based compensation expense	$161	$193	$183

Deferred tax benefit related to stock-based compensation expense	$56	$63	$60

Share-based compensation activities were as follows:

	Stock Options		Restricted Stock Units		Market Share Units		Long-Term Performance Awards
Shares in Thousands	Number of Options Outstanding	Weighted- Average Exercise Price of Shares	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2011	104,724	$29.02	9,343	$21.53	1,248	$24.69	4,550	$19.83
Granted	—	—	3,358	26.04	1,353	25.83	1,642	25.30
Released/Exercised	(23,703)	23.49	(3,400)	21.92	(325)	24.70	(2,831)	18.89
Adjustments for actual payout	—	—	—	—	(17)	24.70	277	25.38
Forfeited	(10,797)	54.08	(885)	22.20	(277)	25.17	(227)	24.38

Balance at December 31, 2011	70,224	27.04	8,416	23.10	1,982	25.39	3,411	23.53

Total compensation costs related to share-based payment awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at December 31, 2011 were as follows:

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Long-Term Performance Awards
Unrecognized compensation cost	$13	$135	$27	$30
Expected weighted-average period in years of compensation cost to be recognized	1.1	2.5	2.9	1.5

Additional information related to share-based compensation awards is summarized as follows:

Amounts in Millions, except per share data	2011	2010	2009
Weighted-average grant date fair value (per share):
Stock options	$—	$—	$3.60
Restricted stock units	26.04	24.80	17.77
Market share units	25.83	24.69	—
Long-term performance awards	25.30	23.65	15.59

Fair value of options or awards that vested during the year:
Stock options	$45	$73	$103
Restricted stock units	75	79	74
Market share units	8	—	—
Long-term performance awards	21	56	21

Total intrinsic value of stock options exercised during the year	$154	$47	$6

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2011 (amounts in millions, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
$1 - $20	13,062	7.16	$17.48	$232	5,997	7.14	$17.37	$107
$20 - $30	47,186	3.64	25.25	472	44,986	3.48	25.40	443
$30 - $40	28	3.82	30.97	—	28	3.82	30.97	—
$40 and up	9,948	0.17	48.10	—	9,948	0.17	48.10	—

	70,224	3.80	27.04	$704	60,959	3.33	28.32	$550

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing stock price of $35.24 on December 31, 2011.

Fair Value Assumptions

The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model for stock options with a service condition, and a model applying multiple input variables that determine the probability of satisfying market conditions for options with service and market conditions. The following weighted-average assumptions were used in the valuation:

2009
Expected volatility	35.8%
Risk-free interest rate	2.4%
Dividend yield	5.7%
Expected life	7.0 yrs

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

The fair value of restricted stock units and long-term performance awards is determined based on the closing trading price of the Company’s common stock on the grant date. Beginning in 2010, the fair value of performance share units granted was not discounted because they participate in dividends. The fair value of performance share units granted prior to 2010 was discounted using the risk-free interest rate on the date of grant because they do not participate in dividends.

The fair value of the market share units was estimated on the date of grant using a model applying multiple input variables that determine the probability of satisfying market conditions. The model uses the following input variables:

	2011	2010
Expected volatility	24.3%	24.8%
Risk-free interest rate	1.8%	1.9%
Dividend yield	4.9%	5.8%

Expected volatility is based on the four year historical volatility levels on the Company’s common stock and the current implied volatility. The four-year risk-free interest rate was derived from the Federal Reserve, based on the market share units’ contractual term. Expected dividend yield is based on historical dividend payments.

Note 21. LEASES

Minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) in effect at December 31, 2011, were as follows:

Years Ending December 31,	Dollars in Millions
2012	$136
2013	122
2014	113
2015	96
2016	93
Later years	162

Total minimum rental commitments	$722

Operating lease expense was $136 million in 2011, $145 million in 2010 and $149 million in 2009, of which $17 million in 2009 was included in discontinued operations. Sublease income was not material for the years ended December 31, 2011, 2010 and 2009.

Note 22. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. Litigation expense, net included a $41 million insurance reimbursement from prior litigation offset by additional reserves for certain average wholesale prices (AWP) litigation in 2010, and a $125 million securities litigation settlement in 2009. Legal proceedings that are material or that the Company believes could become material are described below.

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

Apotex appealed the District Court’s decision and on December 12, 2008, the United States Court of Appeals for the Federal Circuit (Circuit Court) affirmed the District Court’s ruling sustaining the validity of the ‘265 Patent. Apotex filed a petition with the Circuit Court for a rehearing en banc, and in March 2009, the Circuit Court denied Apotex’s petition. The case was remanded to the District Court for further proceedings relating to damages. In July 2009, Apotex filed a petition for writ of certiorari with the U.S. Supreme Court requesting the Supreme Court to review the Circuit Court’s decision. In November 2009, the U.S. Supreme Court denied the petition, declining to review the Circuit Court’s decision. In December 2009, the Companies filed a motion in the District Court for summary judgment on damages, and in January 2010, Apotex filed a motion seeking a stay of the ongoing damages proceedings pending the outcome of the reexamination of the PLAVIX* patent by the U.S. Patent and Trademark Office (PTO) described below. In April 2010, the District Court denied Apotex’s motion to stay the proceedings. In October 2010, the District Court granted the Companies’ summary judgment motion and awarded $442 million in damages plus costs and interest. Apotex appealed the amount of the damages award; however, the validity of the patent claiming clopidogrel bisulfate has been finally judicially determined in favor of the Companies maintaining patent protection and market exclusivity for PLAVIX* in the U.S. until May 17, 2012 (including additional six-month pediatric exclusivity period). In October 2011, the Circuit Court upheld the $442 million damages award and reversed the District Court’s award of prejudgment interest. In February 2012, the Companies received payment of the $442 million damages award plus costs and post-judgment interest of which BMS received $172 million.

As previously disclosed, the Company’s U.S. territory partnership under its alliance with Sanofi is also a plaintiff in five additional patent infringement lawsuits against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, LTD (Dr. Reddy’s), Teva Pharmaceuticals USA, Inc. (Teva), Cobalt Pharmaceuticals Inc. (Cobalt), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (Watson) and Sun Pharmaceuticals (Sun). The lawsuits against Dr. Reddy’s, Teva and Cobalt relate to the ‘265 Patent. In May 2009, Dr. Reddy’s signed a consent judgment in favor of Sanofi and BMS conceding the validity and infringement of the ‘265 Patent. As previously reported, the patent infringement actions against Teva and Cobalt were stayed pending resolution of the Apotex litigation, and the parties to those actions agreed to be bound by the outcome of the litigation against Apotex. Consequently, on July 12, 2007, the District Court entered judgments against Cobalt and Teva and permanently enjoined Cobalt and Teva from engaging in any activity that infringes the ‘265 Patent until after the patent expires. Cobalt and Teva each filed an appeal. In July 2009, the Circuit Court issued a mandate in the Teva appeal binding Teva to the decision in the Apotex litigation. In August 2009, Cobalt consented to entry of judgment in its appeal agreeing to be bound by Circuit Court’s decision in the Apotex litigation. The lawsuit against Watson, filed in October 2004, was based on U.S. Patent No. 6,429,210 (the ‘210 Patent), which discloses and claims a particular crystalline or polymorph form of the hydrogen sulfate salt of clopidogrel, which is marketed as PLAVIX*. In December 2005, the Court permitted

Watson to pursue its declaratory judgment counterclaim with respect to U.S. Patent No. 6,504,030. In January 2006, the Court approved the parties’ stipulation to stay this case pending the outcome of the trial in the Apotex matter. On May 1, 2009, BMS and Watson entered into a stipulation to dismiss the case. In April 2007, Pharmastar filed a request for inter partes reexamination of the ‘210 Patent at the PTO. The PTO granted this request in July of 2007 and in July 2009, the PTO vacated the reexamination proceeding. The lawsuit against Sun, filed on July 11, 2008, was based on infringement of the ‘265 Patent and the ‘210 Patent. With respect to the ‘265 Patent, Sun agreed to be bound by the outcome of the Apotex litigation. With respect to the ‘210 Patent, the parties have settled and in December 2011, the case was dismissed.

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

In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the parties’ May 2006 proposed settlement agreement. Discovery is ongoing.

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

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. The ‘777 Patent covers clopidogrel bisulfate and was the patent at issue in the prohibition action in Canada previously disclosed in which the Canadian Federal Court of Ottawa rejected Apotex’s challenge to the ‘777 Patent, held that the asserted claims are novel, not obvious and infringed, and granted Sanofi’s application for an order of prohibition against the Minister of Health and Apotex, precluding approval of Apotex’s Abbreviated New Drug Submission until the patent expires in August 2012, which decision was affirmed on appeal by both the Federal Court of Appeal and the Supreme Court of Canada. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court issued a decision that the ‘777 Patent is invalid. Sanofi is appealing this decision though generic companies have entered the market.

OTHER INTELLECTUAL PROPERTY LITIGATION

ABILIFY*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc. (Zydus), and Apotex relating to U.S. Patent No. 5,006,528, (‘528 Patent) which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as ABILIFY*. A non-jury trial in the U.S. District Court for the District of New Jersey (NJ District Court) against Teva/Barr and Apotex was completed in August 2010. In November 2010, the NJ District Court upheld the validity and enforceability of the ‘528 Patent, maintaining the main patent protection for ABILIFY* in the U.S. until April 2015. The NJ District Court also ruled that the defendants’ generic aripiprazole product infringed the ‘528 Patent and permanently enjoined them from engaging in any activity that infringes the ‘528 Patent, including marketing their generic product in the U.S. until after the patent (including the six-month pediatric extension) expires. Sandoz, Synthon, Sun and Zydus are also bound by the NJ District Court’s decision. In December 2010, Teva/Barr and Apotex appealed this decision to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held in February 2012.

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

BARACLUDE

In August 2010, Teva filed an aNDA to manufacture and market generic versions of BARACLUDE. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book listed patent for BARACLUDE, U.S. Patent No. 5,206,244. In September 2010, the Company filed a patent infringement lawsuit in the Delaware District Court against Teva for infringement of the listed patent covering BARACLUDE, which triggered an automatic 30-month stay of approval of Teva’s aNDA. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company. A trial is currently scheduled for October 2012.

SPRYCEL

In September 2010, Apotex filed an aNDA to manufacture and market generic versions of SPRYCEL. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for SPRYCEL, including the composition of matter patent. In November 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Apotex for infringement of the four Orange Book listed patents covering SPRYCEL, which triggered an automatic 30-month stay of approval of Apotex’s aNDA. In October 2011, the Company received a Paragraph IV notice letter from Apotex informing the Company that it is seeking approval of generic versions of the 80 mg and 140 mg dosage strengths of SPRYCEL and challenging the same four Orange Book listed patents. In November 2011, BMS filed a patent infringement suit against Apotex on the 80 mg and 140 mg dosage strengths in the New Jersey District Court. This case has been consolidated with the suit filed in November 2010. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

SUSTIVA – EU

In January 2012, Teva obtained a European marketing authorization for Efavirenz Teva 600 mg tablets. In February 2012, the Company and Merck Sharp & Dohme (“Merck”) filed lawsuits and requests for injunctions against Teva in the Netherlands, Germany and the U.K. for infringement of Merck’s European Patent No. 0582455 and Supplementary Protection Certificates expiring in November 2013. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS

ABILIFY* Federal Subpoena

In January 2012, the Company received a subpoena from the United States Attorney’s Office for the Southern District of New York requesting information related to, among other things, the sales and marketing of ABILIFY*. It is not possible at this time to assess the outcome of this matter or its potential impact on the Company.

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

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company is a defendant in four state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court Judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict, which the Court denied. The Company and the Commonwealth have appealed the decision to the Pennsylvania Supreme Court.

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

PLAVIX*

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various federal and state courts claiming personal injury damage allegedly sustained after using PLAVIX*. Currently, over 250 claims are filed primarily in state and Federal courts in New Jersey, Illinois, New York and Pennsylvania. The Company has also executed a tolling agreement with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Reglan

The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 2,500 plaintiffs, claiming personal injury allegedly sustained after using Reglan or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs. As of December 31, 2011, the Company remains a defendant in approximately 39 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $69 million at December 31, 2011, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility – Environmental & Personal Injury Lawsuits

Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, NJ who live or have lived adjacent to the Company’s New Brunswick facility. The complaints either allege various personal injuries damages resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. Discovery is ongoing. In October 2011, 50 additional cases were filed in New Jersey Superior Court and removed by the Company to federal court in Trenton, NJ. Plaintiffs have moved to remand the cases to state court, which the Company has opposed. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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

Note 23. SUBSEQUENT EVENT

On February 13, 2012, BMS completed its acquisition of 100% of the outstanding shares of Inhibitex, Inc. (Inhibitex), a clinical-stage biopharmaceutical company focused on developing products to prevent and treat serious infectious diseases, for an aggregate purchase price of approximately $2.5 billion. Acquisition related costs are expected to approximate $20 million and will be included in other expense. BMS obtained Inhibitex’s lead asset, INX-189, an oral nucleotide polymerase (NS5B) inhibitor in Phase II development for the treatment of chronic hepatitis C infections as well as a few other programs in various stages of development. Although the preliminary purchase price allocation is currently in process; most of the purchase price is expected to be allocated to goodwill and INX-189.

Note 24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2011
Net Sales	$5,011	$5,434	$5,345	$5,454	$21,244
Gross Margin	3,668	3,953	3,938	4,087	15,646
Net Earnings	1,367	1,307	1,355	1,231	5,260
Less Net Earnings Attributable to Noncontrolling Interest	381	405	386	379	1,551
Net Earnings Attributable to BMS	986	902	969	852	3,709

EPS - Basic(1)	$0.58	$0.53	$0.57	$0.50	$2.18
EPS - Diluted(1)	$0.57	$0.52	$0.56	$0.50	$2.16

Dividends declared per common share	$0.33	$0.33	$0.33	$0.34	$1.33

Cash and cash equivalents	$3,405	$3,665	$4,471	$5,776	$5,776
Marketable securities(2)	6,453	6,739	6,541	5,866	5,866

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010
Net Sales	$4,807	$4,768	$4,798	$5,111	$19,484
Gross Margin	3,501	3,491	3,518	3,697	14,207
Net Earnings	1,101	1,268	1,302	842	4,513
Less Net Earnings Attributable to Noncontrolling Interest	358	341	353	359	1,411
Net Earnings Attributable to BMS	743	927	949	483	3,102

EPS - Basic(1)	$0.43	$0.54	$0.55	$0.28	$1.80
EPS - Diluted(1)	$0.43	$0.53	$0.55	$0.28	$1.79

Dividends declared per common share	$0.32	$0.32	$0.32	$0.33	$1.29

Cash and cash equivalents	$5,135	$5,918	$7,581	$5,033	$5,033
Marketable securities(2)	4,638	4,331	3,340	4,949	4,949

(1)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(2)	Marketable securities includes current and non-current assets.

The following specified items affected the comparability of results in 2011 and 2010:

2011

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Provision for restructuring	$44	$40	$8	$24	$116
Accelerated depreciation, asset impairment and other shutdown costs	23	18	19	15	75
Pension curtailment and settlement charges	—	—	—	13	13
Process standardization implementation costs	4	10	5	10	29
Gain on sale of product lines, businesses and assets	—	—	(12)	—	(12)
Litigation charges/(recoveries)	(102)	—	—	80	(22)
Upfront, milestone and other licensing payments, net	88	50	69	(20)	187
IPRD impairment	15	—	13	—	28
Product liability charges	26	—	10	(5)	31

Total	98	118	112	117	445
Income taxes on items above	(28)	(34)	(37)	(37)	(136)
Specified tax benefit*	(56)	(15)	—	(26)	(97)

Decrease to Net Earnings	$14	$69	$75	$54	$212

*	Relates to releases of tax reserves that were specified in prior periods.

2010

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Provision for restructuring	$11	$24	$15	$63	$113
Impairment and loss on sale of manufacturing operations	200	15	10	11	236
Accelerated depreciation, asset impairment and other shutdown costs	31	27	27	28	113
Pension curtailment and settlement charges	—	5	3	10	18
Process standardization implementation costs	13	6	8	8	35
Litigation charges/(recoveries)	—	—	22	(41)	(19)
Upfront, milestone and other licensing payments	55	17	—	60	132
IPRD impairment	—	—	—	10	10
Acquisition related items	—	—	—	10	10
Product liability charges	—	—	13	4	17

Total	310	94	98	163	665
Income taxes on items above	(86)	(18)	(30)	(46)	(180)
Out-of-period tax adjustment	—	(59)	—	—	(59)
Specified tax charge*	—	—	—	207	207

Decrease to Net Earnings	$224	$17	$68	$324	$633

*	Relates to a tax charge from additional U.S. taxable income from earnings of foreign subsidiaries previously considered to be permanently reinvested offshore.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 17, 2012

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2011, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2011 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 17, 2012

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)

Reference is made to the 2012 Proxy Statement to be filed on or about March 20, 2012 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)	The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to the 2012 Proxy Statement to be filed on or about March 20, 2012 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to the 2012 Proxy Statement to be filed on or about March 20, 2012 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the 2012 Proxy Statement to be filed on or about March 20, 2012 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to the 2012 Proxy Statement to be filed on or about March 20, 2012 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	62
	Consolidated Statements of Comprehensive Income	63
	Consolidated Balance Sheets	64
	Consolidated Statements of Cash Flows	65
	Notes to Consolidated Financial Statements	66-106
	Report of Independent Registered Public Accounting Firm	107
All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
2.	Exhibits Required to be filed by Item 601 of Regulation S-K	113-116

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

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAMBERTO ANDREOTTI	Chief Executive Officer and Director	February 17, 2012
(Lamberto Andreotti)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 17, 2012
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 17, 2012
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ JAMES M. CORNELIUS	Chairman of the Board of Directors	February 17, 2012
(James M. Cornelius)

/s/ LEWIS B. CAMPBELL	Director	February 17, 2012
(Lewis B. Campbell)

/s/ LOUIS J. FREEH	Director	February 17, 2012
(Louis J. Freeh)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 17, 2012
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 17, 2012
(Michael Grobstein)

/s/ ALAN J. LACY	Director	February 17, 2012
(Alan J. Lacy)

/s/ VICKI L. SATO, PH.D.	Director	February 17, 2012
(Vicki L. Sato, Ph.D.)

/s/ ELLIOTT SIGAL, M.D., PH.D.	Director	February 17, 2012
(Elliott Sigal, M.D., Ph.D.)

/s/ GERALD L. STORCH	Director	February 17, 2012
(Gerald L. Storch)

/s/ TOGO D. WEST, JR.	Director	February 17, 2012
(Togo D. West, Jr.)

/s/ R. SANDERS WILLIAMS, M.D.	Director	February 17, 2012
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

3b.

Certificate of Correction to the Amended and Restated Certificate of Incorporation, effective as of December 24, 2009 (incorporated herein by reference to Exhibit 3b to the Form 10-K for the fiscal year ended December 31, 2010).

*

3c.

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3a to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).

*

3d.

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3b to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).

*

3e.	Bylaws of Bristol-Myers Squibb Company, as amended as of May 4, 2010 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).	*

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to the Form 10-K for the fiscal year ended December 31, 1983).	*

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

10a.

$1,500,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, BNP Paribas and The Royal Bank of Scotland plc, as documentation agents, Bank of America N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 29, 2011 and filed on October 4, 2011).

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

*

**10w.	Form of Performance Shares Agreement for the 2009-2011 Performance Cycle (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 2008).	*

**10x.	Form of Performance Share Units Agreement for the 2010-2012 Performance Cycle (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2009).	*

**10y.	Form of Performance Share Units Agreement for the 2011-2013 Performance Cycle (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2010).	*

**10z.	Form of Performance Share Units Agreement for the 2012-2014 Performance Cycle (filed herewith).	E-10-1

**10aa.	Form of Restricted Stock Units Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2006).	*

**10bb.	Form of Restricted Stock Units Agreement with five year vesting under the 2007 Stock Award and Incentive Plan (filed herewith).	E-10-2

**10cc.	Form of Restricted Stock Units Agreement with four year vesting under the 2007 Stock Award and Incentive Plan (filed herewith).	E-10-3

**10dd.	Form of Market Share Units Agreement under the 2007 Stock Award and Incentive Plan (filed herewith).	E-10-4

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

*

**10ff.

Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10gg.

Bristol-Myers Squibb Company Executive Performance Incentive Plan (effective January 1, 2003 and as amended effective June 10, 2008 incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).

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

*

**10ll.	Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (filed herewith).	E-10-5

**10mm.

Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2008).

*

**10nn.

Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

*

**10oo.

Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended December 17, 2009 (incorporated herein by reference to Exhibit 10tt to the Form 10-K for the fiscal year ended December 31, 2009).

*

**10pp.

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

**10qq.

Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).

*

**10rr.

Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

*

**10ss.

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

101.

The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2011, 2010 and 2009, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

†

Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.

*

Indicates, in this Form 10-K, brand names of products, which are registered trademarks not owned by BMS or its subsidiaries. ERBITUX, ALIMTA and GEMZAR are trademarks of Eli Lilly and Company; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA), ISCOVER, KARVEZIDE, COAPROVEL and PLAVIX are trademarks of Sanofi; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; NORVIR is a trademark of Abbott Laboratories; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc.; and HUMIRA is a trademark of Abbott Laboratories. Brand names of products that are in all capital letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.