Form 10-Q
period 2012-03-31
BRISTOL MYERS SQUIBB CO
filed 2012-04-26
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:           1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2012, there were 1,689,084,439 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.
Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	39

Item 1A.
Risk Factors	39

Item 2.
Issuer Purchase of Equity Securities	40

Item 6.
Exhibits	41

Signatures	42

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2012	2011
Net Sales	$5,251	$5,011
Cost of products sold	1,303	1,343
Marketing, selling and administrative	1,002	928
Advertising and product promotion	194	214
Research and development	909	935
Provision for restructuring	22	44
Litigation expense/(recoveries)	(172)	—
Equity in net income of affiliates	(57)	(82)
Other (income)/expense	23	(138)

Total Expenses	3,224	3,244

Earnings Before Income Taxes	2,027	1,767
Provision for income taxes	545	400

Net Earnings	1,482	1,367

Net Earnings Attributable to Noncontrolling Interest	381	381

Net Earnings Attributable to Bristol-Myers Squibb Company	$1,101	$986

Earnings per Common Share
Basic	$0.65	$0.58
Diluted	$0.64	$0.57

Dividends declared per common share	$0.34	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2012	2011
Net Earnings	$1,482	$1,367
Other Comprehensive Income/(Loss):
Foreign currency translation	15	12
Foreign currency translation on net investment hedges	(12)	(52)
Derivatives qualifying as cash flow hedges, net of taxes of $(9) in 2012 and $11 in 2011	5	(26)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $2 in 2012 and $(1) in 2011	(6)	1
Pension and postretirement benefits, net of taxes of $(5) in 2012	14	—
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(12) in 2012 and $(8) in 2011	24	19
Available for sale securities, net of taxes of $(1) in 2012 and $5 in 2011	(3)	3
Available for sale securities reclassified to net earnings	(10)	—

Total Other Comprehensive Income/(Loss)	27	(43)

Comprehensive Income	1,509	1,324

Comprehensive Income Attributable to Noncontrolling Interest	381	381

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$1,128	$943

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

ASSETS	March 31, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$2,307	$5,776
Marketable securities	2,722	2,957
Receivables	3,613	3,743
Inventories	1,463	1,384
Deferred income taxes	1,160	1,200
Prepaid expenses and other	500	258

Total Current Assets	11,765	15,318

Property, plant and equipment	4,512	4,521
Goodwill	6,799	5,586
Other intangible assets	4,816	3,124
Deferred income taxes	108	688
Marketable securities	3,585	2,909
Other assets	823	824

Total Assets	$32,408	$32,970

LIABILITIES

Current Liabilities:
Short-term borrowings	$145	$115
Accounts payable	2,385	2,603
Accrued expenses	2,566	2,791
Deferred income	287	337
Accrued rebates and returns	1,073	1,170
U.S. and foreign income taxes payable	162	167
Dividends payable	593	597

Total Current Liabilities	7,211	7,780

Pension, postretirement and postemployment liabilities	1,616	2,017
Deferred income	836	866
U.S. and foreign income taxes payable	573	573
Other liabilities	656	491
Long-term debt	5,270	5,376

Total Liabilities	16,162	17,103

Commitments and contingencies (Note 16)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,253 in 2012 and 5,268 in 2011, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2012 and 2011	221	220
Capital in excess of par value of stock	2,825	3,114
Accumulated other comprehensive loss	(3,018)	(3,045)
Retained earnings	33,595	33,069
Less cost of treasury stock — 517 million common shares in 2012 and 515 million in 2011	(17,286)	(17,402)

Total Bristol-Myers Squibb Company Shareholders’ Equity	16,337	15,956
Noncontrolling interest	(91)	(89)

Total Equity	16,246	15,867

Total Liabilities and Equity	$32,408	$32,970

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net earnings	$1,482	$1,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(381)	(381)
Depreciation	85	117
Amortization	101	73
Impairment charges	96	15
Deferred income tax expense	204	177
Stock-based compensation expense	42	38
Other	10	(111)
Changes in operating assets and liabilities:
Receivables	(108)	(91)
Inventories	(68)	(84)
Accounts payable	32	62
Deferred income	(91)	(57)
U.S. and foreign income taxes payable	(22)	(70)
Other	(995)	(574)

Net Cash Provided by Operating Activities	387	481

Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,190	758
Purchases of marketable securities	(2,615)	(2,234)
Additions to property, plant and equipment and capitalized software	(123)	(75)
Sale of businesses and other investing activities	12	114
Purchase of businesses, net of cash acquired	(2,491)	—

Net Cash Used in Investing Activities	(3,027)	(1,437)

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	30	18
Long-term debt repayments	(109)	(54)
Interest rate swap terminations	2	4
Stock option exercises	159	53
Common stock repurchases	(339)	(148)
Dividends paid	(579)	(565)

Net Cash Used in Financing Activities	(836)	(692)

Effect of Exchange Rates on Cash and Cash Equivalents	7	20

(Decrease)/Increase in Cash and Cash Equivalents	(3,469)	(1,628)
Cash and Cash Equivalents at Beginning of Period	5,776	5,033

Cash and Cash Equivalents at End of Period	$2,307	$3,405

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at March 31, 2012 and December 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K.

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

Net sales of key products were as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
PLAVIX* (clopidogrel bisulfate)	$1,693	$1,762
AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrchlorothiazide)	207	290
ABILIFY* (aripiprazole)	621	624
REYATAZ (atazanavir sulfate)	358	366
SUSTIVA (efavirenz) Franchise	386	343
BARACLUDE (entecavir)	325	275
ERBITUX* (cetuximab)	179	165
SPRYCEL (dasatinib)	231	172
YERVOY (ipilimumab)	154	—
ORENCIA (abatacept)	254	199
NULOJIX (belatacept)	1	—
ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)	161	81
Mature Products and All Other	681	734

Net Sales	$5,251	$5,011

Segment income excludes the impact of significant items not indicative of current operating performance or ongoing results, and earnings attributed to Sanofi and other noncontrolling interest. The reconciliation to earnings before income taxes was as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
BioPharmaceuticals segment income	$1,402	$1,288

Reconciling items:
Provision for restructuring	(22)	(44)
Accelerated depreciation, asset impairment and other shutdown costs	—	(23)
Process standardization implementation costs	(8)	(4)
Litigation expense/(recoveries)	172	102
Upfront, milestone and other licensing payments	—	(88)
Intangible asset impairment	(96)	(15)
Other	(31)	(26)
Noncontrolling interest	610	577

Earnings before income taxes	$2,027	$1,767

Note 3. ALLIANCES AND COLLABORATIONS

BMS maintains alliances and collaborations with various third parties for the development and commercialization of certain products. Unless otherwise noted, operating results associated with the alliances and collaborations are generally treated as follows: product revenues from BMS sales are included in revenue; royalties, collaboration fees, profit sharing and distribution fees are included in cost of goods sold; post-approval milestone payments to partners are deferred and amortized over the useful life within cost of goods sold; cost sharing reimbursements offset the intended operating expense; payments to BMS attributed to upfront, milestone and other licensing payments are deferred and amortized over the estimated useful life within other income/expense; income and expenses attributed to a collaboration’s non-core activities, such as supply and manufacturing arrangements and compensation for opting-out of commercialization in certain countries, are included in other income/expense; partnerships and joint ventures are either consolidated or accounted for under the equity method of accounting and related cash receipts and distributions are treated as operating cash flow.

See the 2011 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions, as well as disclosures of other alliances and collaborations.

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

BMS acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. BMS recognizes net sales in this territory and in comarketing countries outside this territory (e.g. Germany, Italy for irbesartan only, Spain and Greece). Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia and BMS has a 49.9% ownership interest in this territory.

BMS and Sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. Sanofi paid BMS $350 million for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Territory covering the Americas and Australia:
Net sales	$1,817	$1,978
Royalty expense	367	402
Noncontrolling interest – pre-tax	605	573
Profit distributions to Sanofi	(609)	(599)

Territory covering Europe and Asia:
Equity in net income of affiliates	(60)	(86)
Profit distributions to BMS	67	60

Other:
Net sales in Europe comarketing countries and other	83	74
Amortization (income)/expense – irbesartan license fee	(8)	(8)
Supply activities and development and opt-out royalty (income)/expense	(6)	14

Dollars in Millions	March 31, 2012	December 31, 2011

Investment in affiliates – territory covering Europe and Asia	$30	$37
Deferred income – irbesartan license fee	21	29

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Net sales	$319	$379
Gross profit	138	168
Net income	122	140

Otsuka

BMS has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote ABILIFY*, for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder, excluding certain Asia Pacific countries. The U.S. portion of the amended commercialization and manufacturing agreement expires upon the expected loss of product exclusivity in April 2015. Beginning on January 1, 2012, the contractual share of revenue recognized by BMS in the U.S. was reduced from 53.5% in 2011 to 51.5% and will be further reduced in 2013.

In the UK, Germany, France and Spain, BMS receives 65% of third-party net sales. In these countries and the U.S., third-party customers are invoiced by BMS on behalf of Otsuka and alliance revenue is recognized when ABILIFY* is shipped and all risks and rewards of ownership have been transferred to third-party customers. In certain countries where BMS is presently the exclusive distributor for the product or has an exclusive right to sell ABILIFY*, BMS recognizes all of the net sales.

BMS purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by BMS or Otsuka. Under the terms of the amended agreement, BMS paid Otsuka $400 million, which is amortized as a reduction of net sales through the expected loss of U.S. exclusivity in April 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales. Otsuka is responsible for 30% of the U.S. expenses related to the commercialization of ABILIFY* from 2010 through 2012.

BMS and Otsuka also have an oncology collaboration for SPRYCEL and IXEMPRA (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the “Oncology Territory”). The Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory, 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. Otsuka will contribute 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
ABILIFY* net sales, including amortization of extension payment	$621	$624
Oncology Products collaboration fee expense	32	33
Royalty expense	17	16
Reimbursement of operating expenses to/(from) Otsuka	(24)	(22)
Amortization (income)/expense – extension payment	16	16
Amortization (income)/expense – upfront, milestone and other licensing payments	2	2

Dollars in Millions	March 31, 2012	December 31, 2011

Other assets – extension payment	$203	$219
Other intangible assets – upfront, milestone and other licensing payments	3	5

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of ERBITUX* and necitumumab (IMC-11F8) in the U.S. which expires as to ERBITUX* in September 2018. BMS also has codevelopment and copromotion rights to both products in Canada and Japan. ERBITUX* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the EGFR agreement, with respect to ERBITUX* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly.

In Japan, BMS shares rights to ERBITUX* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck KGaA’s net sales of ERBITUX* in Japan which is further shared equally with Lilly.

With respect to necitumumab, the companies will share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada and Japan. Lilly maintains exclusive rights to necitumumab in all other markets. BMS will fund 55% of development costs for studies that will be used only in the U.S., 50% for Japan studies and 27.5% for global studies.

BMS is amortizing $500 million of license acquisition costs associated with the EGFR commercialization agreement through 2018.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Net sales	$179	$165
Distribution fees and royalty expense	74	69
Research and development expense reimbursement to Lilly – necitumumab	1	2
Amortization (income)/expense – upfront, milestone and other licensing payments	10	10
Japan commercialization fee (income)/expense	(6)	(9)

Dollars in Millions	March 31, 2012	December 31, 2011
Other intangible assets – upfront, milestone and other licensing payments	$239	$249

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

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Net sales	$322	$271
Equity in net loss of affiliates	4	5

AstraZeneca

BMS maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca) for ONGLYZA, KOMBIGLYZE (excluding Japan), KOMBOGLYZE and dapagliflozin. ONGLYZA, KOMBIGLYZE (saxagliptin and metformin hydrochloride extended-release) and KOMBOGLYZE (saxagliptin and metformin immediate-release marketed in the EU) are indicated for use in the treatment of diabetes. In this document unless specifically noted, we refer to both KOMBIGLYZE and KOMBOGLYZE as KOMBIGLYZE. Dapagliflozin is currently being studied for the treatment of diabetes. ONGLYZA and dapagliflozin were discovered by BMS. KOMBIGLYZE was codeveloped with AstraZeneca. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs. BMS manufactures both products. BMS has opted to decline involvement in cocommercialization in certain countries not in the BMS global commercialization network and instead receive compensation based on net sales recorded by AstraZeneca in these countries. Opt-out compensation recorded by BMS was not material in the three months ended March 31, 2012.

BMS received $300 million in upfront, milestone and other licensing payments related to saxagliptin as of March 31, 2012 and $170 million in upfront, milestone and other licensing payments related to dapagliflozin as of March 31, 2012.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Net sales	$161	$81
Profit sharing expense	73	38
Commercialization expense reimbursements to/(from) AstraZeneca	(12)	(9)
Research and development expense reimbursements to/(from) AstraZeneca	4	14
Amortization (income)/expense – upfront, milestone and other licensing payments	(10)	(8)

Dollars in Millions	March 31, 2012	December 31, 2011
Deferred income – upfront, milestone and other licensing payments
Saxagliptin	$224	$230
Dapagliflozin	138	142

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for ELIQUIS, an anticoagulant discovered by BMS for the prevention and treatment of atrial fibrillation and other arterial thrombotic conditions. Pfizer funds 60% of all development costs under the initial development plan effective January 1, 2007. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize ELIQUIS alone and will pay a royalty to BMS. BMS manufactures the product.

BMS received $559 million in upfront, milestone and other licensing payments for ELIQUIS as of March 31, 2012.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Commercialization expense reimbursement to/(from) Pfizer	$(5)	$(1)
Research and development reimbursements to/(from) Pfizer	2	(29)
Amortization (income)/expense – upfront, milestone and other licensing payments	(10)	(8)

Dollars in Millions	March 31, 2012	December 31, 2011
Deferred income – upfront, milestone and other licensing payments	$424	$434

Note 4. INHIBITEX, INC. ACQUISITION

On February 13, 2012, BMS completed its acquisition of the outstanding shares of Inhibitex, Inc. (Inhibitex), a clinical-stage biopharmaceutical company focused on developing products to prevent and treat serious infectious diseases. Acquisition costs of $12 million were included in other expense. BMS obtained Inhibitex’s lead asset, INX-189, an oral nucleotide polymerase (NS5B) inhibitor in Phase II development for the treatment of chronic hepatitis C infections. Goodwill generated from this acquisition was primarily attributed to the potential to offer a full portfolio of therapy choices for hepatitis infections as well as to provide additional levels of sustainability to BMS’ virology pipeline.

The preliminary purchase price allocation was as follows (pending final valuation of deferred tax assets):

Purchase price:	Dollars in Millions
Cash	$2,539

Identifiable net assets:
Cash	46
Marketable securities	17
In-process research and development (IPRD)	1,875
Accounts payable	(23)
Accrued expenses	(10)
Deferred income taxes	(579)

Total identifiable net assets	1,326

Goodwill	$1,213

The fair value of the IPRD was estimated utilizing the income method which risk adjusted the expected future net cash flows estimated to be generated from the compounds based upon estimated probabilities of technical and regulatory success (PTRS). The unit of account for IPRD was a global view that considered all potential jurisdictions and indications. The cash flows were adjusted to present value utilizing a 12.0% discount rate reflecting the risk factors associated with the cash flow streams.

IPRD includes $1.8 billion attributed to INX-189. INX-189 is expected to be most effective when used in combination therapy and it is assumed all market participants would inherently maintain franchise synergies attributed to maximizing the cash flows of their existing virology pipeline assets. The cash flows utilized to value INX-189 include such synergies and also assume initial positive cash flows to commence in 2017, shortly after the expected receipt of regulatory approvals, subject to trial results. The weighted-average PTRS utilized in the INX-189 valuation was 38%. Actual cash flows attributed to IPRD are likely to be different than those assumed.

The results of Inhibitex’s operations are included in the consolidated financial statements from February 13, 2012. Pro forma supplemental financial information is not provided as the impact of the acquisition is not material to operating results. Goodwill, IPRD and all intangible assets valued in this acquisition are non-deductible for tax purposes.

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Employee termination benefits	$19	$43
Other exit costs	3	1

Provision for restructuring	$22	$44

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 120 and 435 for the three months ended March 31, 2012 and 2011, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Liability at January 1	$77	$126

Charges	22	43
Changes in estimates	—	1

Provision for restructuring	22	44
Spending	(21)	(35)

Liability at March 31	$78	$135

Note 6. INCOME TAXES

The effective income tax rate on earnings was 26.9% for the three months ended March 31, 2012 compared to 22.6% for the three months ended March 31, 2011. The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. If these earnings are repatriated to the U.S. in the future, or if it was determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows.

The increase in the effective income tax rate was due to:

•	Lower tax benefits from contingent tax matters primarily related to the effective settlements and remeasurements of uncertain tax positions ($3 million 2012 and $83 million in 2011); and

•	An unfavorable impact on the current year rate from the research and development tax credit, which was not extended as of March 31, 2012.

BMS is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2012 could decrease in the range of approximately $65 million to $95 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2012	2011
Net Earnings Attributable to BMS	$1,101	$986
Earnings attributable to unvested restricted shares	(1)	(2)

Net Earnings Attributable to BMS common shareholders	$1,100	$984

Earnings per share – basic	$0.65	$0.58

Weighted-average common shares outstanding – basic	1,687	1,702
Contingently convertible debt common stock equivalents	1	1
Incremental shares attributable to share-based compensation plans	18	11

Weighted-average common shares outstanding – diluted	1,706	1,714

Earnings per share – diluted	$0.64	$0.57

Anti-dilutive weighted-average equivalent shares – stock incentive plans	7	43

Note 8. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, debt instruments and derivatives. Due to their short-term maturity, the carrying amount of receivables and accounts payable approximate fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

BMS has exposure to market risk due to changes in currency exchange rates and interest rates. As a result, certain derivative financial instruments are used when available on a cost-effective basis to hedge the underlying economic exposure. These instruments qualify as cash flow, net investment and fair value hedges upon meeting certain criteria, including initial and periodic assessments of the effectiveness in offsetting hedged exposures. Changes in fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

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

Fair Value Measurements—The fair values of financial instruments are classified into one of the following categories:

Level 1 inputs utilize quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. These instruments include U.S. treasury securities.

Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, commercial paper, Federal Deposit Insurance Corporation (FDIC) insured debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, equity funds and fixed income funds. Additionally, certain corporate debt securities utilize a third-party matrix-pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of March 31, 2012. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. Valuation models for the Auction Rate Security (ARS) and Floating Rate Securities (FRS) portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of ARS was determined using an internally developed valuation which was based in part on indicative bids received on the underlying assets of the security and other evidence of fair value. The ARS is a private placement security rated ‘BBB’ by Standard and Poor’s and represents interests in insurance securitizations. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity.

Available-For-Sale Securities and Cash Equivalents

The following table summarizes available-for-sale securities at March 31, 2012 and December 31, 2011:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Gain/(Loss) in Income	Fair Value	Fair Value
						Level 1	Level 2	Level 3
March 31, 2012
Marketable Securities
Certificates of Deposit	$650	$—	$—	$—	$650	$—	$650	$—
Corporate Debt Securities	4,067	60	(5)	—	4,122	—	4,122	—
Commercial Paper	952	—	—	—	952	—	952	—
U.S. Treasury Securities	150	2	—	—	152	152	—	—
FDIC Insured Debt Securities	301	1	—	—	302	—	302	—
Equity Funds	50	—	—	5	55	—	55	—
Fixed Income Funds	45	—	—	—	45	—	45	—
ARS	9	1	—	—	10	—	—	10
FRS	21	—	(2)	—	19	—	—	19

Total Marketable Securities	$6,245	$64	$(7)	$5	$6,307	$152	$6,126	$29

December 31, 2011
Marketable Securities
Certificates of Deposit	$1,051	$—	$—	$—	$1,051	$—	$1,051	$—
Corporate Debt Securities	2,908	60	(3)	—	2,965	—	2,965	—
Commercial Paper	1,035	—	—	—	1,035	—	1,035	—
U.S. Treasury Securities	400	2	—	—	402	402	—	—
FDIC Insured Debt Securities	302	1	—	—	303	—	303	—
ARS	80	12	—	—	92	—	—	92
FRS	21	—	(3)	—	18	—	—	18

Total Marketable Securities	$5,797	$75	$(6)	$—	$5,866	$402	$5,354	$110

The following table summarizes the classification of available for sale securities in the consolidated balance sheet:

Dollars in Millions	March 31, 2012	December 31, 2011
Current Marketable Securities	$2,722	$2,957
Non-current Marketable Securities	3,585	2,909

Total Marketable Securities	$6,307	$5,866

Money market funds and other securities aggregating $1,974 million and $5,469 million at March 31, 2012 and December 31, 2011, respectively, were included in cash and cash equivalents and valued using Level 2 inputs. At March 31, 2012, $3,571 million of non-current available for sale corporate debt securities and FRS mature within five years.

The change in fair value for the investments in equity and fixed income funds are recognized in the results of operations and are designed to offset the change in fair value of certain employee retirement benefits.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2012	2011
Fair value at January 1	$110	$110
Sales	(81)	—

Fair value at March 31	$29	$110

Qualifying Hedges

The following table summarizes the fair value of outstanding derivatives:

		March 31, 2012		December 31, 2011
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$573	$115	$579	$135
Foreign currency forward contracts	Other assets	1,392	69	1,347	88
Foreign currency forward contracts	Accrued expenses	187	(3)	480	(29)

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive income (OCI) and recognized in earnings when the hedged item affects earnings. As of March 31, 2012, significant outstanding foreign currency forward contracts were primarily attributed to Euro and Japanese yen foreign currency forward contracts in the notional amount of $793 million and $490 million, respectively.

The net gain on foreign currency forward contracts qualifying for cash flow hedge accounting is expected to be reclassified to cost of products sold within the next two years, including $49 million of pre-tax gains to be reclassified within the next 12 months. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three months ended March 31, 2012 and 2011.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($718 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long-term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges and are used as part of an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The swaps and underlying debt for the benchmark risk being hedged are recorded at fair value. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized into earnings as an adjustment to interest expense over the remaining term of the debt.

The adjustment to long-term debt from interest rate swaps that qualify as fair value hedges and other items was as follows:

Dollars in Millions	March 31, 2012	December 31, 2011
Principal Value	$4,611	$4,669
Adjustments to Principal Value:
Fair value of interest rate swaps	115	135
Unamortized basis adjustment from swap terminations	566	594
Unamortized bond discounts	(22)	(22)

Total	$5,270	$5,376

Interest payments were $33 million and $31 million for the three months ended March 31, 2012 and 2011, respectively, net of amounts related to interest rate swap contracts.

Debt repurchase activity was as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Principal amount	$80	$50
Repurchase price	109	54
Notional amount of interest rate swaps terminated	6	24
Swap termination proceeds	2	4
Total (gain)/loss	19	(8)

Note 9. RECEIVABLES

Receivables include:

Dollars in Millions	March 31, 2012	December 31, 2011
Trade receivables	$2,403	$2,397
Less allowances	(152)	(147)

Net trade receivables	2,251	2,250
Alliance partners receivables	939	1,081
Prepaid and refundable income taxes	244	256
Miscellaneous receivables	179	156

Receivables	$3,613	$3,743

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $1,073 million and $901 million at March 31, 2012 and December 31, 2011, respectively. For additional information regarding alliance partners, see “—Note 3. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $213 million and $246 million for the three months ended March 31, 2012 and 2011, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 54% and 55% of total trade receivables at March 31, 2012 and December 31, 2011, respectively.

Note 10. INVENTORIES

Inventories include:

Dollars in Millions	March 31, 2012	December 31, 2011
Finished goods	$501	$478
Work in process	721	646
Raw and packaging materials	241	260

Inventories	$1,463	$1,384

Inventories expected to remain on-hand beyond one year are included in non-current assets and were $330 million (including $126 million subject to regulatory approval prior to being sold) at March 31, 2012 and $260 million at December 31, 2011. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	March 31, 2012	December 31, 2011
Land	$111	$137
Buildings	4,592	4,545
Machinery, equipment and fixtures	3,459	3,437
Construction in progress	283	262

Gross property, plant and equipment	8,445	8,381
Less accumulated depreciation	(3,933)	(3,860)

Property, plant and equipment	$4,512	$4,521

Note 12. GOODWILL

Changes in the carrying amount of goodwill during the three months ended March 31, 2012 were as follows:

Dollars in Millions
Balance at January 1, 2012	$5,586
Inhibitex acquisition (Note 4)	1,213

Balance at March 31, 2012	$6,799

Qualitative factors were assessed in the first quarter in determining whether it was more likely than not that the fair value of our aggregated geographic reporting units exceeded its carrying value. Examples of qualitative factors assessed included our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year. Positive and negative influences of each relevant factor were assessed both individually and in the aggregate and as a result it was concluded that no additional quantitative testing was required.

Note 13. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2011	2,205	$220	$3,682	$31,636	501	$(17,454)	$(75)
Net earnings attributable to BMS	—	—	—	986	—	—	—
Cash dividends declared	—	—	—	(567)	—	—	—
Stock repurchase program	—	—	—	—	5	(138)	—
Employee stock compensation plans	—	—	(246)	—	(7)	293	—
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	577
Distributions	—	—	—	—	—	—	(599)

Balance at March 31, 2011	2,205	$220	$3,436	$32,055	499	$(17,299)	$(97)

Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings attributable to BMS	—	—	—	1,101	—	—	—
Cash dividends declared	—	—	—	(575)	—	—	—
Stock repurchase program	—	—	—	—	10	(323)	—
Employee stock compensation plans	1	1	(289)	—	(8)	439	—
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	607
Distributions	—	—	—	—	—	—	(609)

Balance at March 31, 2012	2,206	$221	$2,825	$33,595	517	$(17,286)	$(91)

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Noncontrolling interest is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of PLAVIX*. Net earnings attributable to noncontrolling interest are presented net of taxes of $229 million and $196 million for the three months ended March 31, 2012 and 2011, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2011	$(222)	$(20)	$(2,163)	$34	$(2,371)
Other comprehensive income/(loss)	(40)	(25)	19	3	(43)

Balance at March 31, 2011	$(262)	$(45)	$(2,144)	$37	$(2,414)

Balance at January 1, 2012	$(238)	$36	$(2,905)	$62	$(3,045)
Other comprehensive income/(loss)	3	(1)	38	(13)	27

Balance at March 31, 2012	$(235)	$35	$(2,867)	$49	$(3,018)

Note 14. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2012	2011	2012	2011
Service cost – benefits earned during the year	$10	$10	$2	$2
Interest cost on projected benefit obligation	79	84	6	7
Expected return on plan assets	(126)	(115)	(6)	(7)
Amortization of prior service cost/(benefit)	—	—	(1)	(1)
Amortization of net actuarial loss	33	28	3	2
Curtailments	—	(1)	—	—
Settlements	—	(2)	—	—

Net periodic benefit cost	$(4)	$4	$4	$3

Contributions to the U.S. pension plans are expected to approximate $340 million during 2012, of which $307 million was contributed in the three months ended March 31, 2012. Contributions to the international plans are expected to range from $75 million to $90 million in 2012, of which $32 million was contributed in the three months ended March 31, 2012.

The expense attributed to defined contribution plans in the U.S. was $48 million and $39 million for the three months ended March 31, 2012 and 2011, respectively.

Note 15. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Stock options	$3	$6
Restricted stock	19	18
Market share units	6	6
Long-term performance awards	14	8

Total stock-based compensation expense	$42	$38

Deferred tax benefit related to stock-based compensation expense	$14	$13

In the first quarter of 2012, 2.8 million restricted stock units, 1.1 million market share units and 1.7 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the first quarter of 2012 was $32.60, $31.85 and $32.33, respectively.

Substantially all restricted stock units vest ratably over a four year period based on share price performance. Market share units vest ratably over a four year period based on share price performance. The fair value of market share units was estimated on the date of grant using a model applying multiple input variables that determine the probability of satisfying market conditions. Long-term performance share units are determined based on the achievement of annual performance goals, but are not vested until the end of the three year plan period.

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at March 31, 2012 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Market Share Units	Long-Term Performance Awards
Unrecognized compensation cost	$9	$202	$54	$68
Expected weighted-average period in years of compensation cost to be recognized	0.9	3.1	3.4	1.6

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

INTELLECTUAL PROPERTY

PLAVIX* – Australia

As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case has been remanded to the Federal Court for further proceedings related to damages. It is expected the amount of damages will not be material to the Company.

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

PLAVIX* – Canada (Apotex, Inc.)

On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court of Canada issued a decision that the ‘777 Patent is invalid. Sanofi is appealing this decision though generic companies have since entered the market.

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

ATRIPLA*

In April 2009, Teva filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of ATRIPLA*. ATRIPLA* is a single tablet three-drug regimen combining the Company’s SUSTIVA and Gilead’s TRUVADA*. As of this time, the Company’s U.S. patent rights covering SUSTIVA’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book listed patents for ATRIPLA*. ATRIPLA* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book listed patents for ATRIPLA*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book listed patents for ATRIPLA*. Discovery in these matters is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

BARACLUDE

In August 2010, Teva filed an aNDA to manufacture and market generic versions of BARACLUDE. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book listed patent for BARACLUDE, U.S. Patent No. 5,206,244. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva for infringement of the listed patent covering BARACLUDE, which triggered an automatic 30-month stay of approval of Teva’s aNDA. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company. A trial is currently scheduled for October 2012.

SPRYCEL

In September 2010, Apotex filed an aNDA to manufacture and market generic versions of SPRYCEL. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for SPRYCEL, including the composition of matter patent. In November 2010, the Company filed a patent infringement lawsuit in the NJ District Court against Apotex for infringement of the four Orange Book listed patents covering SPRYCEL, which triggered an automatic 30-month stay of approval of Apotex’s aNDA. In October 2011, the Company received a Paragraph IV notice letter from Apotex informing the Company that it is seeking approval of generic versions of the 80 mg and 140 mg dosage strengths of SPRYCEL and challenging the same four Orange Book listed patents. In November 2011, BMS filed a patent infringement suit against Apotex on the 80 mg and 140 mg dosage strengths in the NJ District Court. This case has been consolidated with the suit filed in November 2010. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

SUSTIVA – EU

In January 2012, Teva obtained a European marketing authorization for Efavirenz Teva 600 mg tablets. In February 2012, the Company and Merck filed lawsuits and requests for injunctions against Teva in the Netherlands, Germany and the U.K. for infringement of Merck’s European Patent No. 0582455 and Supplementary Protection Certificates expiring in November 2013. As of April 2012, requests for injunctions have been granted in the U.K. and denied in the Netherlands and Germany. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the California Court of Appeal’s judgment and the matter was remanded to the California Superior Court for further proceedings. In March 2011, the defendants’ motion for summary judgment was granted and judgment was entered in favor of the defendants. Plaintiffs have appealed this decision.

Remaining Apotex Matters Related to PLAVIX*

As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex has appealed these decisions. It is not possible at this time to determine the outcome of any appeal from the New Jersey Superior Court’s decisions.

In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix patent litigation. Discovery is ongoing.

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

ABILIFY* Co-Pay Assistance Litigation

In March 2012, the Company and its partner Otsuka were named as co-defendants in a private class action lawsuit filed by union health and welfare funds in the SDNY. Plaintiffs are challenging the legality of the ABILIFY* co-pay assistance program under the Federal Antitrust and the Racketeer Influenced and Corrupt Organizations laws, and seeking damages. It is not possible at this time to reasonably assess the outcome of this litigation or its potential impact on the Company.

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company is a defendant in four state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict, which the Commonwealth Court denied. The Company and the Commonwealth have appealed the decision to the Pennsylvania Supreme Court. The Company is currently scheduled to proceed to trial in Mississippi in mid-2013.

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

PLAVIX*

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various federal and state courts claiming personal injury damage allegedly sustained after using PLAVIX*. Currently, more than 1,000 claims are filed in state and Federal courts in various states including California, Illinois, New Jersey, New York, Ohio and Pennsylvania. The Company has also executed a tolling agreement with respect to unfiled claims by potential additional plaintiffs. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

REGLAN*

The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 2,500 plaintiffs, claiming personal injury allegedly sustained after using REGLAN* or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (ESTRACE*, Estradiol, DELESTROGEN* and OVCON*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs. As of March 31, 2012, the Company remains a defendant in approximately 39 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $72 million at March 31, 2012, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility – Environmental & Personal Injury Lawsuits

Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints either allege various personal injuries damages resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. Discovery is ongoing. In October 2011, 50 additional cases were filed in New Jersey Superior Court and were successfully removed by the Company to United States District Court, District of New Jersey. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

North Brunswick Township Board of Education

As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings likely will be scheduled for late 2012 or early 2013. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.

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

SEC Germany Investigation

As previously disclosed, in October 2006, the SEC informed the Company that it had begun a formal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents. The SEC’s inquiry encompasses matters formerly under investigation by the German prosecutor in Munich, Germany, which have since been resolved. The Company understands the inquiry concerns potential violations of the Foreign Corrupt Practices Act (FCPA). The Company is cooperating with the SEC.

FCPA Investigation

In March, 2012, the Company received a subpoena from the SEC. The subpoena, issued in connection with an investigation under the FCPA, primarily relates to sales and marketing practices in various countries. The Company is cooperating with the government in its investigation of these matters.

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

Highlights

The following table is a summary of our financial highlights:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2012	2011
Net Sales	$5,251	$5,011
Total Expenses	3,224	3,244
Earnings before Income Taxes	2,027	1,767
Provision for Income Taxes	545	400
Effective tax rate	26.9%	22.6%

Net Earnings Attributable to BMS
GAAP	1,101	986
Non-GAAP	1,094	1,000

Diluted Earnings Per Share Attributable to BMS
GAAP	0.64	0.57
Non-GAAP	0.64	0.58

Cash, Cash Equivalents and Marketable Securities	8,614	9,858

Our non-GAAP financial measures, including non-GAAP earnings and related earnings per share (EPS) information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures see “—Non-GAAP Financial Measures” below.

Strategy

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

In March 2012, we lost exclusivity for AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide) in the U.S. and in May 2012, we expect to lose exclusivity in the U.S. for our largest product, PLAVIX* (clopidogrel bisulfate), after which time we expect a rapid, precipitous, and material decline in AVAPRO*/AVALIDE* and PLAVIX* net sales and a reduction in net income and operating cash flow. Such events are the norm in the industry when companies experience the loss of exclusivity of a significant product. Recognizing this fact, we continue to focus on sustaining our business and building a robust foundation for the future. We plan to achieve this foundation by continuing to support and grow our currently marketed products, advancing our pipeline, and maintaining and improving our financial strength, all of which are part of an overall strategy to build the Company.

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

In February 2012, we acquired Inhibitex, Inc., a clinical-stage biopharmaceutical company focused on developing products to treat serious infectious diseases, including the hepatitis C virus.

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

ELIQUIS (apixaban) – an oral Factor Xa inhibitor indicated in the EU for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery and in development for stroke prevention in patients with atrial fibrillation (AF) and the prevention and treatment of venous thromboembolic disorders that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•	In March 2012, additional analyses from the ARISTOTLE and AVERROES clinical trials were presented at the American College of Cardiology’s 61st Annual Scientific Session.

•

In February 2012, the U.S. Food and Drug Administration (FDA) extended the action date for review of the New Drug Application (NDA) for ELIQUIS for the prevention of stroke and systemic embolism in patients with atrial fibrillation by three months. The new Prescription Drug User Fee Act goal date is June 28, 2012.

Dapagliflozin – an oral SGLT2 inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca PLC (AstraZeneca)

•

In April 2012, the Company received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) for dapagliflozin for the treatment of type 2 diabetes, as an adjunct to diet and exercise, in combination with other glucose-lowering medicinal products including insulin, and as a monotherapy in metformin intolerant patients. The CHMP’s positive opinion will now be reviewed by the European Commission which has the authority to approve medicines for the European Union (EU).

•

In January 2012, the FDA issued a complete response letter regarding the NDA for dapagliflozin. The complete response letter requests additional clinical data to allow a better assessment of the benefit-risk profile for dapagliflozin. This includes clinical trial data from ongoing studies and may require information from new clinical trials. The companies will work closely with the FDA to determine the appropriate next steps for the dapagliflozin application, and are in ongoing discussions with health authorities in other countries as part of the application procedures.

Brivanib – an investigational anti-cancer agent

•

In April 2012 at the European Association for the Study of the Liver (EASL) meeting, the results of a Phase III study of brivanib vs. placebo in patients with advanced hepatocellular carcinoma (HCC) who failed or were intolerant to sorafenib were presented. The primary endpoint of improving overall survival versus placebo was not met. There were improvements in time to progression, disease control rate and overall response rate indicating anti-tumor activity of brivanib. Brivanib had an acceptable safety profile.

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

•

In April 2012, the FDA issued a complete response letter regarding the supplemental Biologics License Application (sBLA) in first-line non-small cell lung cancer which stated that, based on the current data package, the first-line indication for ERBITUX* in combination with vinorelbine and cisplatin is not approvable. Lilly and the Company do not plan to resubmit the filing.

ONGLYZA/KOMBIGLYZE (saxagliptin/once daily combination of saxagliptin and metformin hydrochloride extended-release) – a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca

•

Marketing authorization for KOMBOGLYZE, the twice daily, fixed dose combination of saxagliptin and immediate-release metformin, was granted by the European Commission in November 2011. However, due to a technical manufacturing issue, launch is now not expected until 2013.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended March 31,		2012 vs. 2011
	Net Sales		Analysis of % Change
Dollars in Millions	2012	2011	Total Change	Volume	Price	Foreign Exchange
United States	$3,453	$3,250	6%	(4)%	10%	—
Europe	883	868	2%	7%	(1)%	(4)%
Japan, Asia Pacific and Canada	413	449	(8)%	(8)%	(1)%	1%
Latin America, the Middle East and Africa	220	214	3%	3%	3%	(3)%
Emerging Markets	202	206	(2)%	1%	(3)%	—
Other	80	24	**	N/A	N/A	—

Total	$5,251	$5,011	5%	(1)%	7%	(1)%

**	Change in excess of 100%.

Our total net sales growth in 2012 was attributable to higher average net selling prices and continued growth in most key products partially offset by unfavorable foreign exchange and declines in sales of AVAPRO*/AVALIDE*, mature brands and PLAVIX* across all regions.

The change in U.S. net sales attributed to price was primarily a result of higher average net selling prices for PLAVIX*. The change in U.S. net sales attributed to volume reflects the launch of YERVOY in the second quarter of 2011 and increased demand for several key products which was more than offset by decreased demand for PLAVIX* and AVAPRO*/AVALIDE*, which we expect to continue to decrease as a result of the loss of exclusivity of each of these products in 2012. See “—Key Products” for further discussion of sales by key product.

Net sales in Europe increased due to sales growth of most key products partially offset by unfavorable foreign exchange and lower sales of certain mature brands from divestitures and generic competition as well as generic competition for PLAVIX* and AVAPRO*/AVALIDE*. The change in net sales was negatively impacted by continuing fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, other price reductions and other restrictive measures.

Net sales in Japan, Asia Pacific and Canada decreased due to generic competition for PLAVIX* and AVAPRO*/AVALIDE* in Canada as well as lower mature brands sales from generic competition and divestitures offset by higher demand for BARACLUDE (entecavir), SPRYCEL (dasatinib), which recently received first line indication in Japan, and ORENCIA (abatacept), which was recently launched in Japan.

Other increased due to additional sales of bulk active pharmaceutical ingredient to our alliance partner as well as enhanced royalty-related revenue.

No single country outside the U.S. contributed more than 10% of total net sales during the quarters ended March 31, 2012 and 2011.

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

The reconciliation of gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Gross Sales	$5,878	$5,599
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(192)	(167)
Cash Discounts	(69)	(67)
Managed Healthcare Rebates and Other Contract Discounts	(66)	(120)
Medicaid Rebates	(103)	(135)
Sales Returns	(100)	(23)
Other Adjustments	(97)	(76)

Total Gross-to-Net Sales Adjustments	(627)	(588)

Net Sales	$5,251	$5,011

Gross-to-net sales adjustments as a percentage of gross sales were 11% in both 2012 and 2011 and are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Charge-backs related to government programs increased primarily due to reimbursements for price increases in excess of current inflation rates in the U.S. and charge-backs attributed to YERVOY sales.
•	Managed healthcare rebates and other contract discounts decreased primarily due to the non-renewal of PLAVIX* contract discounts in the Medicare Part D program as of January 1, 2012.
•	Medicaid rebates decreased primarily due to a reduction in prior period managed Medicaid accruals based upon actual invoices received.
•

The provision for sales returns increased as a result of the expected loss of exclusivity of PLAVIX* in May 2012 and the loss of exclusivity of AVAPRO*/AVALIDE* in March 2012 and is expected to increase in the second quarter.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2012	$(51)	$(28)	$(417)	$(411)	$(161)	$(181)	$(1,249)
Provision related to sales made in current period	(192)	(69)	(66)	(140)	(102)	(101)	(670)
Provision related to sales made in prior periods	—	—	—	37	2	4	43
Returns and payments	197	69	229	117	17	102	731
Impact of foreign currency translation	—	—	(1)	—	—	(1)	(2)

Balance at March 31, 2012	$(46)	$(28)	$(255)	$(397)	$(244)	$(177)	$(1,147)

Key Products

Net sales of key products represent 87% and 85% of total net sales in the first quarter of 2012 and 2011, respectively. The following table presents U.S. and international net sales by key products, the percentage change from the prior period, and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended March 31,
Dollars in Millions	2012	2011	% Change	% Change Attributable to Foreign Exchange
Key Products
PLAVIX* (clopidogrel bisulfate)	$1,693	$1,762	(4)%	—
U.S.	1,630	1,641	(1)%	—
Non-U.S.	63	121	(48)%	(1)%

AVAPRO*/AVALIDE* (irbesartan/irbesartan-hydrochlorothiazide)	207	290	(29)%	—
U.S.	100	160	(38)%	—
Non-U.S.	107	130	(18)%	—

ABILIFY* (aripiprazole)	621	624	—	(1)%
U.S.	440	460	(4)%	—
Non-U.S.	181	164	10%	(5)%

REYATAZ (atazanavir sulfate)	358	366	(2)%	(1)%
U.S.	187	181	3%	—
Non-U.S.	171	185	(8)%	(4)%

SUSTIVA (efavirenz) Franchise	386	343	13%	(1)%
U.S.	251	215	17%	—
Non-U.S.	135	128	5%	(4)%

BARACLUDE (entecavir)	325	275	18%	—
U.S.	55	48	15%	—
Non-U.S.	270	227	19%	—

ERBITUX* (cetuximab)	179	165	8%	—
U.S.	173	162	7%	—
Non-U.S.	6	3	100%	(1)%

SPRYCEL (dasatinib)	231	172	34%	(2)%
U.S.	93	61	52%	—
Non-U.S.	138	111	24%	(3)%

YERVOY (ipilimumab)	154	N/A	N/A	N/A
U.S.	117	N/A	N/A	N/A
Non-U.S.	37	N/A	N/A	N/A

ORENCIA (abatacept)	254	199	28%	(1)%
U.S.	169	138	22%	—
Non-U.S.	85	61	39%	(2)%

NULOJIX (belatacept)	1	N/A	N/A	N/A
U.S.	1	N/A	N/A	N/A
Non-U.S.	—	N/A	N/A	N/A

ONGLYZA/KOMBIGLYZE (saxagliptin/saxagliptin and metformin)	161	81	99%	(2)%
U.S.	118	57	**	—
Non-U.S.	43	24	79%	(7)%

Mature Products and All Other	681	734	(7)%	(1)%
U.S.	119	127	(6)%	—
Non-U.S.	562	607	(7)%	(1)%

**	Change in excess of 100%.

PLAVIX* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•

U.S. net sales remained relatively flat as fluctuations in retail buying patterns were offset by higher average net selling prices. Estimated total U.S. prescription demand decreased 6%. We expect a rapid, material decline in PLAVIX* net sales following the loss of exclusivity in May 2012.

•

International net sales continue to be impacted by the launch of generic clopidogrel products in the EU and Australia. This has a negative impact on both our net sales in EU comarketing countries and Australia and our equity in net income of affiliates as it relates to our share of sales from our partnership with Sanofi in Europe and Asia. We expect the continued erosion of PLAVIX* net sales in the EU, which will impact both our international net sales and our equity in net income of affiliates. International net sales of PLAVIX* have also decreased following the recent loss of exclusivity of PLAVIX* in Canada.

AVAPRO*/AVALIDE* (known in the EU as APROVEL*/KARVEA*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

U.S. net sales decreased due to market share loss as total estimated U.S. prescription demand decreased 33%. We expect a rapid, material decline in AVAPRO*/AVALIDE* sales attributable to the loss of exclusivity in March 2012.

•	International net sales decreased due to lower demand including generic competition in certain EU markets and Canada.

ELIQUIS — an oral Factor Xa inhibitor for the prevention of VTE in adult patients who have undergone elective hip or knee replacement surgery and in development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in patients with AF that is part of our strategic alliance with Pfizer

•	ELIQUIS has been approved in the EU and several other international countries for VTE prevention with launches continuing in many of those countries. Net sales were less than $1 million.

ABILIFY* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of the Company’s strategic alliance with Otsuka Pharmaceutical Co., Ltd. (Otsuka)

•

U.S. net sales decreased primarily due to fluctuations in retail buying patterns and the reduction in our contractual share of net sales recognized from 53.5% in 2011 to 51.5% in 2012, partially offset by increased U.S. prescription demand of 4% and higher average net selling prices.

•	International net sales increased primarily due to higher prescription demand.

REYATAZ — a protease inhibitor for the treatment of HIV

•	U.S. net sales increased due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand remained flat.

•	International net sales decreased due to the timing of government purchases in Brazil.

SUSTIVA Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes SUSTIVA (efavirenz), an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, ATRIPLA* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased due to higher demand and higher average net selling prices. Estimated total U.S. prescription demand increased 2%.

•	International net sales increased primarily due to continued demand in the EU.

BARACLUDE — an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued strong demand in international markets.

ERBITUX* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. ERBITUX* is part of our strategic alliance with Eli Lilly and Company.

•

Sold by us almost exclusively in the U.S., net sales increased primarily due to higher demand, including demand from the approval of ERBITUX* for the first-line treatment of recurrent locally or regionally advanced metastatic squamous cell carcinoma of the head and neck.

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

•	U.S. net sales increased due to higher demand and higher average net selling prices. Estimated total U.S. demand increased 45%.

•	International net sales increased due to higher demand.

YERVOY — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	YERVOY was launched in the U.S. in the second quarter of 2011 and continues to be launched in a limited number of international countries since the second quarter of 2011.

•	Net sales of $27 million were deferred until patient infusion due to a returns policy established in the third quarter of 2011 in the U.S.

ORENCIA — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. net sales increased due to demand for the subcutaneous formulation of ORENCIA launched in the fourth quarter of 2011.

•	International net sales increased primarily due to increases in demand.

NULOJIX — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	NULOJIX was approved and launched in the U.S. and EU during 2011.

ONGLYZA/KOMBIGLYZE — a once-daily oral tablet for the treatment of type 2 diabetes

•	U.S. net sales increased primarily due to higher overall demand and higher average net selling prices.

•	International net sales increased primarily due to higher overall demand.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty-related revenue

•	U.S. net sales decreased in 2012 as the continued generic erosion of certain products was partially offset by higher average net selling prices.

•	International net sales decreased due to continued generic erosion of certain brands.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, federal facilities including Veterans Administration hospitals, and long-term care, among others. The data is provided by Wolters Kluwer Health (WK), except for SPRYCEL and ORENCIA subcutaneous formulation, and is based on the Source Prescription Audit. As of December 31, 2011, SPRYCEL and ORENCIA subcutaneous formulation demand is based upon information from the Next-Generation Prescription Service (NGPS) version 2.0 of the National Prescription Audit provided by IMS Health (IMS). The data is a product of each respective service providers’ own recordkeeping and projection processes and therefore subject to the inherent limitations of estimates based on sampling and may include a margin of error.

Prior to December 31, 2011, SPRYCEL demand was calculated based upon data obtained from the IMS National Sales Perspectives Audit. Since management believes information from the IMS National Prescription Audit more accurately reflects subscriber demands trends versus pill data from the IMS National Sales Perspectives Audit, all prior year SPRYCEL data has been restated to reflect information from the IMS National Prescription Audit.

We continuously seek to improve the quality of our estimates of prescription change amounts and ultimate patient/consumer demand by reviewing the calculation methodologies employed and analyzing internal and third-party data. We expect to continue to review and refine our methodologies and processes for calculation of these estimates and will monitor the quality of our own and third-party data used in such calculations.

We calculated the estimated total U.S. prescription change on a weighted-average basis to reflect the fact that mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor of approximately three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand in retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

The following table sets forth for each of our key products sold by the U.S. for the three months ended March 31, 2012 compared to the same period in the prior year: (i) change in reported U.S. net sales for each year; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis, and (iii) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended March 31,				At March 31,
	% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2012	2011	2012	2011	2012	2011
PLAVIX*	(1)%	7%	(6)%	(4)%	0.4	0.4
AVAPRO*/AVALIDE*	(38)%	(14)%	(33)%	(32)%	0.4	0.6
ABILIFY*	(4)%	(2)%	4%	5%	0.4	0.4
REYATAZ	3%	(3)%	—	1%	0.4	0.4
SUSTIVA Franchise(a)	17%	—	2%	8%	0.4	0.4
BARACLUDE	15%	14%	11%	11%	0.4	0.5
ERBITUX*(b)	7%	(1)%	N/A	N/A	0.4	0.4
SPRYCEL	52%	61%	45%	20%	0.7	0.6
YERVOY(b)(d)	N/A	N/A	N/A	N/A	0.6	N/A
ORENCIA(c)	22%	10%	N/A	N/A	0.4	0.3
NULOJIX(b)(d)	N/A	N/A	N/A	N/A	1.3	N/A
ONGLYZA/KOMBIGLYZE	**	**	78%	**	0.4	0.4

(a)	The SUSTIVA Franchise includes sales of SUSTIVA, as well as revenue of bulk efavirenz included in the combination therapy ATRIPLA*. The months on hand relates only to SUSTIVA.
(b)	ERBITUX*, YERVOY and NULOJIX are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)

ORENCIA intravenous formulation is a parenterally administered product and does not have prescription-level data as physicians do not write prescriptions for this product. The ORENCIA subcutaneous formulation is not parenterally administered and was launched in the U.S. in the fourth quarter of 2011.

(d)	YERVOY and NULOJIX were launched in the U.S. in the second quarter of 2011.

**	Change in excess of 100%.

Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2011 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material as of the dates indicated. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month at March 31, 2012, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2011:

NULOJIX had 1.3 months of inventory on hand in the U.S. compared to 3.5 months of inventory on hand at December 31, 2011 as the inventory has continued to be worked down post launch.

EFFERALGAN, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand at direct customers compared to 1.0 month of inventory on hand at September 30, 2011. The level of inventory on hand was due to the need for safety stock at retail pharmacies in France.

LUFTAL, an antacid product, had 1.9 months of inventory on hand internationally at direct customers compared to 1.5 months of inventory on hand at September 30, 2011. The increased level of inventory on hand was due to lower than expected demand prior to the relaunch of an alternate form.

FERVEX, a cold and flu product, had 5.3 months of inventory on hand internationally at direct customers compared to 3.0 months of inventory on hand at September 30, 2011. The increased level of inventory on hand was due to additional stocking in France and Russia for the peak flu season.

In the U.S., for all products sold exclusively through wholesalers or through distributors, we generally determined our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers and our distributors. Our three largest wholesalers account for approximately 90% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using factors such as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2012 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2012	2011	% Change
Cost of products sold	$1,303	$1,343	(3)%
Marketing, selling and administrative	1,002	928	8%
Advertising and product promotion	194	214	(9)%
Research and development	909	935	(3)%
Provision for restructuring	22	44	(50)%
Litigation expense/(recoveries)	(172)	—	—
Equity in net income of affiliates	(57)	(82)	(30)%
Other (income)/expense	23	(138)	**

Total Expenses	$3,224	$3,244	(1)%

**	Change in excess of 100%.

Cost of products sold decreased primarily due to favorable foreign exchange and lower manufacturing start-up costs at the Devens facility. Cost of products sold as a percentage of net sales was 24.8% in 2012 and 26.8% in 2011 and reflected a more favorable product mix and foreign exchange impact in 2012.

Marketing, selling and administrative expenses increased primarily due to increased spending to support the launch of new products partially offset by a reduction in sales related activities of certain key products to coincide with their respective life cycle.

Research and development expenses decreased due to an $88 million payment in the first quarter of 2011 associated with the amendment of an intellectual property license agreement for YERVOY prior to its FDA approval partially offset by higher impairment charges in 2012 for IPRD projects previously acquired in the Medarex, Inc. (Medarex) acquisition ($58 million in 2012 and $15 million in 2011). The impairment charges resulted from unfavorable clinical trial results and decisions to cease further development.

Provision for restructuring decreased due to fewer employee termination benefits for certain workforce reductions taken.

Litigation recoveries were related to our share of the Apotex damages award related to PLAVIX*.

Equity in net income of affiliates decreased due to the continued impact of generic competition on international PLAVIX* net sales, the conversion of certain territories to opt-out markets and unfavorable foreign exchange.

Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Interest expense	$42	$31
Investment income	(36)	(21)
Intangible asset impairment	38	—
Gain on sale of product lines, businesses and assets	—	(9)
Other income received from alliance partners	(47)	(23)
Pension curtailments and settlements	—	(3)
Litigation charges/(recoveries)	—	(102)
Product liability charges	—	26
Other	26	(37)

Other (income)/expense	$23	$(138)

•	Interest expense increased due to the termination of interest rate swap contracts in 2011.

•	Investment income in 2012 includes $5 million of changes in fair value of certain equity and fixed income funds and a $10 million gain from the sale of auction rate securities.

•

Intangible asset impairment charges are related to out-licensed assets that were previously acquired in the Medarex and ZymoGenetics, Inc. acquisitions and resulted from unfavorable clinical trial results and/or the abandonment of the programs. Similar charges of $15 million were included in research and development in 2011.

•	Other income from alliance partners includes income earned from the Sanofi partnership and amortization of certain upfront, milestone and other licensing payments related to our alliances.

•	Product liability charges in 2011 were for additional reserves in connection with the breast implant settlement program.

•	Other includes a $19 million loss on debt repurchase and $12 million of acquisition related expenses in 2012.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that due to their significant and/or unusual nature, are evaluated on an individual basis. These items are excluded from segment income. Similar charges or gains for some of these items have been recognized in prior periods and it is reasonably possible that they could reoccur in future periods. Non-GAAP information is intended to portray the results of our baseline performance which include the discovery, development, licensing, manufacturing, marketing, distribution and sale of pharmaceutical products on a global basis and to enhance an investor’s overall understanding of our past financial performance and prospects for the future. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us not to be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2012	2011
Cost of products sold*	$—	$23

Marketing, selling and administrative**	8	4

Upfront, milestone and other licensing payments	—	88
IPRD impairment	58	15

Research and development	58	103

Provision for restructuring	22	44

Litigation expense/(recoveries)	(172)	—

Acquisition related items	12	—
Litigation charges/(recoveries)	—	(102)
Product liability charges	—	26
Intangible asset impairment	38	—
Loss on debt repurchase	19	—

Other (income)/expense	69	(76)

(Increase)/Decrease to pretax income	(15)	98
Income tax on items above	8	(28)
Specified tax (benefit)/charge***	—	(56)

Income taxes	8	(84)

(Increase)/Decrease to net earnings	$(7)	$14

*	Specified items in cost of products sold include accelerated depreciation, asset impairment and other shutdown costs.
**	Specified items in marketing, selling and administrative include process standardization implementation costs.
***	The 2011 specified tax benefit relates to releases of tax reserves that were specified in prior periods.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2012	2011
Net Earnings Attributable to BMS – GAAP	$1,101	$986
Earnings attributable to unvested restricted shares	(1)	(2)

Net Earnings used for Diluted EPS Calculation – GAAP	$1,100	$984

Net Earnings – GAAP	$1,101	$986
Less Specified Items	(7)	14

Net Earnings – Non-GAAP	1,094	1,000
Earnings attributable to unvested restricted shares	(1)	(2)

Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,093	$998

Average Common Shares Outstanding – Diluted	1,706	1,714

Diluted EPS – GAAP	$0.64	$0.57
Diluted EPS Attributable to Specified Items	—	0.01

Diluted EPS – Non-GAAP	$0.64	$0.58

Income Taxes

The effective income tax rate on earnings before income taxes was 26.9% for the three months ended March 31, 2012 compared to 22.6% for the three months ended March 31, 2011. The effective tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. We have favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023. See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with Sanofi for the territory covering the Americas related to PLAVIX* net sales. See “Item 1. Financial Statements—Note 3. Alliances and Collaborations.” The increase in noncontrolling interest corresponds to decreased operating expenses attributed to PLAVIX* in the U.S. Following the expected loss of exclusivity of PLAVIX* in the U.S. in May 2012 and the loss of exclusivity on AVAPRO*/AVALIDE* in the U.S. in March 2012, we expect a significant decrease in net earnings attributable to noncontrolling interest. A summary of noncontrolling interest is as follows:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Sanofi partnerships	$605	$573
Other	5	4

Noncontrolling interest-pre-tax	610	577
Income taxes	229	196

Net earnings attributable to noncontrolling interest-net of taxes	$381	$381

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	March 31, 2012	December 31, 2011
Cash and cash equivalents	$2,307	$5,776
Marketable securities – current	2,722	2,957
Marketable securities – non-current	3,585	2,909

Total cash, cash equivalents and marketable securities	8,614	11,642
Short-term borrowings, including current portion of long-term debt	(145)	(115)
Long-term debt	(5,270)	(5,376)

Net cash position	$3,199	$6,151

We maintain a significant level of working capital, which was approximately $4.6 billion at March 31, 2012 and $7.5 billion at December 31, 2011. In 2012 and future periods, we expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for dividends, common stock repurchases, strategic alliances and acquisitions, milestone payments, working capital and capital expenditures. We do not rely on short-term borrowings to meet our liquidity needs.

Cash, cash equivalents and marketable securities held in the U.S. were approximately $5.3 billion at March 31, 2012. Most of the remaining $3.3 billion is held in low tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes.

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

We have a $1.5 billion five-year revolving credit facility from a syndicate of lenders which contains customary terms and conditions and is extendable on any anniversary date with the consent of the lenders. There are no financial covenants under this facility. There were no borrowings outstanding under this revolving credit facility at March 31, 2012 and December 31, 2011.

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

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring social and economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our credit exposure to government-backed trade receivables in Greece, Portugal, Italy and Spain is limited by factoring receivables, deferring revenues until the collection of cash and accruing additional bad debt reserves. Revenue deferrals, bad debt reserves, and remaining credit exposures are not material at March 31, 2012. During 2012, counterparties in our factoring arrangements suspended factoring of receivables from Spanish government-backed entities and limited factoring of receivables from certain Italian government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $73 million in 2012 and $117 million in 2011. Sales of trade receivables may continue to be reduced in the future due to the ongoing sovereign debt crisis. Sales of receivables in Japan were $140 million in 2012 and $129 million in 2011. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

We continue to manage our operating cash flows with initiatives designed to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable. The following summarizes these components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	March 31, 2012	% of Trailing Twelve Month Net Sales	December 31, 2011	% of Trailing Twelve Month Net Sales
Net trade receivables	$2,251	10.5%	$2,250	10.6%
Inventories	1,463	6.8%	1,384	6.5%
Accounts payable	(2,385)	(11.1)%	(2,603)	(12.2)%

Total	$1,329	6.2%	$1,031	4.9%

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

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2012	2011
Cash flow provided by/(used in):
Operating activities	$387	$481
Investing activities	(3,027)	(1,437)
Financing activities	(836)	(692)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest; non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipt and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions; and tax payments in the ordinary course of business. Most pension contributions and employee bonuses are paid in the first quarter of the year and were approximately $700 million in both 2012 and 2011. Cash of $172 million related to the Apotex damage award was received in 2012.

Investing Activities

•	Cash was used to fund the acquisition of Inhibitex for $2.5 billion in 2012.

•

Net purchases of marketable securities were $425 million in 2012 and $1,476 million in 2011 due to the timing of additional investments in time deposits and highly rated corporate debt securities with maturities greater than 90 days.

•	Other investing activities included litigation recoveries of $102 million in 2011.

Financing Activities

•

Dividend payments were $579 million in 2012 and $565 million 2011. Dividends declared per common share were $0.34 in March 31, 2012 and $0.33 in March 31, 2011. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	A $3.0 billion stock repurchase program was authorized in May 2010, resulting in the repurchase of common stock of $339 million in 2012 and $148 million in 2011.

•

Proceeds from stock option exercises were $159 million in 2012 (including $37 million of cash retained from excess tax benefits) and $53 million in 2011 and will vary from period to period based upon fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

•

Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the repurchase of debt were $109 million in 2012 and $54 million in 2011.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2011 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2012	5,482,912	$33.35	5,477,200	$1,005
February 1 to 29, 2012	4,372,415	$32.22	4,360,900	$864
March 1 to 31, 2012	1,750,695	$32.51	—	$864

Three months ended March 31, 2012	11,606,022		9,838,100

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

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10a.	Employment Letter Agreement effective as of February 11, 2011, between Beatrice Cazala and Bristol-Myers Squibb Company.

12.	Computation of Earnings to Fixed Charges.

31a.	Section 302 Certification Letter.

31b.	Section 302 Certification Letter.

32a.	Section 906 Certification Letter.

32b.	Section 906 Certification Letter.

101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*

Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. ERBITUX, ALIMTA and GEMZAR are trademarks of Eli Lilly and Company; AVAPRO/AVALIDE (known in the EU as APROVEL/KARVEA) and PLAVIX are trademarks of Sanofi; ABILIFY is a trademark of Otsuka Pharmaceutical Co., Ltd.; TRUVADA is a trademark of Gilead Sciences, Inc.; GLEEVEC is a trademark of Novartis AG; ATRIPLA is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; ESTRACE and OVCON are trademarks of Warner-Chilcott Company, LLC; REGLAN is a trademark of Alaven Pharmaceutical LLC; and DELESTROGEN is a trademark of JHP Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: April 26, 2012	By:	/s/ Lamberto Andreotti
Lamberto Andreotti
Chief Executive Officer

Date: April 26, 2012	By:	/s/ Charles Bancroft
Charles Bancroft
Chief Financial Officer