Form 10-Q
period 2012-06-30
BRISTOL MYERS SQUIBB CO
filed 2012-07-25
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:           1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 2012, there were 1,679,022,076 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.
Controls and Procedures	42

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	42

Item 1A.
Risk Factors	42

Item 2.
Issuer Purchases of Equity Securities	42

Item 6.
Exhibits	43

Signatures	44

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2012	2011	2012	2011
Net Sales	$4,443	$5,434	$9,694	$10,445

Cost of products sold	1,245	1,481	2,548	2,824
Marketing, selling and administrative	1,004	1,040	2,006	1,968
Advertising and product promotion	224	253	418	467
Research and development	962	923	1,871	1,858
Provision for restructuring	20	40	42	84
Litigation expense/(recoveries)	—	—	(172)	—
Equity in net income of affiliates	(53)	(62)	(110)	(144)
Other (income)/expense	(18)	(31)	5	(169)

Total Expenses	3,384	3,644	6,608	6,888

Earnings Before Income Taxes	1,059	1,790	3,086	3,557
Provision for income taxes	251	483	796	883

Net Earnings	808	1,307	2,290	2,674

Net Earnings Attributable to Noncontrolling Interest	163	405	544	786

Net Earnings Attributable to Bristol-Myers Squibb Company	$645	$902	$1,746	$1,888

Earnings per Common Share Attributable to Bristol-Myers Squibb Company
Basic	$0.38	$0.53	$1.04	$1.11
Diluted	$0.38	$0.52	$1.02	$1.10

Dividends declared per common share	$0.34	$0.33	$0.68	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in Millions

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2012	2011	2012	2011
Net Earnings	$808	$1,307	$2,290	$2,674
Other Comprehensive Income/(Loss):
Foreign currency translation	(37)	16	(22)	28
Foreign currency translation on net investment hedges	41	(5)	29	(57)
Derivatives qualifying as cash flow hedges, net of taxes of $(8) and $15 for the three months ended June 30, 2012 and 2011, respectively; and $(17) and $26 for the six months ended June 30, 2012 and 2011, respectively	22	(31)	27	(57)
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $4 and $(6) for the three months ended June 30, 2012 and 2011, respectively; and $6 and $(7) for the six months ended June 30, 2012 and 2011, respectively	(9)	12	(15)	13
Pension and postretirement benefits, net of taxes $(5) for the six months ended June 30, 2012	—	—	14	—
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(11) for both the three months ended June 30, 2012 and 2011 and $(23) and $(19) for the six months ended June 30, 2012 and 2011, respectively	22	18	46	37
Available for sale securities, net of taxes of $(8) for the three months ended June 30, 2011 and $(1) and $(3) for the six months ended June 30, 2012 and 2011, respectively	10	15	7	18
Available for sale securities reclassified to net earnings, net of taxes of $2 for both the three and six months ended June 30, 2012	2	—	(8)	—

Total Other Comprehensive Income/(Loss)	51	25	78	(18)

Comprehensive Income	859	1,332	2,368	2,656

Comprehensive Income Attributable to Noncontrolling Interest	163	405	544	786

Comprehensive Income Attributable to Bristol-Myers Squibb Company	$696	$927	$1,824	$1,870

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

ASSETS	June 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$2,801	$5,776
Marketable securities	2,236	2,957
Receivables	2,825	3,743
Inventories	1,521	1,384
Deferred income taxes	1,175	1,200
Prepaid expenses and other	455	258

Total Current Assets	11,013	15,318

Property, plant and equipment	4,478	4,521
Goodwill	6,799	5,586
Other intangible assets	4,569	3,124
Deferred income taxes	201	688
Marketable securities	3,732	2,909
Other assets	875	824

Total Assets	$31,667	$32,970

LIABILITIES

Current Liabilities:
Short-term borrowings	$236	$115
Accounts payable	2,134	2,603
Accrued expenses	2,467	2,791
Deferred income	357	337
Accrued rebates and returns	1,061	1,170
U.S. and foreign income taxes payable	138	167
Dividends payable	598	597

Total Current Liabilities	6,991	7,780

Pension, postretirement and postemployment liabilities	1,543	2,017
Deferred income	805	866
U.S. and foreign income taxes payable	604	573
Other liabilities	703	491
Long-term debt	5,209	5,376

Total Liabilities	15,855	17,103

Commitments and contingencies (Note 16)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,238 in 2012 and 5,268 in 2011, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2012 and 2011	221	220
Capital in excess of par value of stock	2,783	3,114
Accumulated other comprehensive loss	(2,967)	(3,045)
Retained earnings	33,661	33,069
Less cost of treasury stock – 530 million common shares in 2012 and 515 million in 2011	(17,600)	(17,402)

Total Bristol-Myers Squibb Company Shareholders’ Equity	16,098	15,956
Noncontrolling interest	(286)	(89)

Total Equity	15,812	15,867

Total Liabilities and Equity	$31,667	$32,970

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net earnings	$2,290	$2,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(544)	(786)
Depreciation	175	228
Amortization	203	168
Impairment charges	288	15
Deferred income tax expense	80	243
Stock-based compensation expense	82	81
Other	13	(113)
Changes in operating assets and liabilities:
Receivables	544	(328)
Inventories	(170)	(246)
Accounts payable	(222)	412
Deferred income	(48)	(98)
U.S. and foreign income taxes payable	75	(117)
Other	(1,245)	(559)

Net Cash Provided by Operating Activities	1,521	1,574

Cash Flows From Investing Activities:
Sale and maturities of marketable securities	3,337	2,445
Purchases of marketable securities	(3,426)	(4,187)
Additions to property, plant and equipment and capitalized software	(236)	(149)
Sale of businesses and other investing activities	15	122
Purchase of businesses, net of cash acquired	(2,491)	—

Net Cash Used in Investing Activities	(2,801)	(1,769)

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	121	70
Long-term debt repayments	(109)	(78)
Interest rate swap terminations	2	89
Stock option exercises	314	235
Common stock repurchases	(860)	(385)
Dividends paid	(1,154)	(1,130)

Net Cash Used in Financing Activities	(1,686)	(1,199)

Effect of Exchange Rates on Cash and Cash Equivalents	(9)	26

(Decrease)/Increase in Cash and Cash Equivalents	(2,975)	(1,368)
Cash and Cash Equivalents at Beginning of Period	5,776	5,033

Cash and Cash Equivalents at End of Period	$2,801	$3,665

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results.

The preparation of financial statements requires the use of management estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and contingent liabilities at the date of the financial statements. The most significant assumptions are employed in estimates used in determining the fair value of intangible assets, restructuring charges and accruals, sales rebate and return accruals including the annual pharmaceutical company fee, legal contingencies, tax assets and tax liabilities, pension and postretirement benefits, inventory obsolescence, potential impairment of long-lived assets, allowances for bad debt, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from estimated results.

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and a global supply chain organization are utilized and responsible for the development and delivery of products to the market. Products are distributed and sold through regional organizations that serve the United States; Europe; Latin America, Middle East and Africa; Japan, Asia Pacific and Canada; and Emerging Markets defined as Brazil, Russia, India, China and Turkey. The business is also supported by global corporate staff functions. Segment information is consistent with the financial information regularly reviewed by the chief operating decision maker, the chief executive officer, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Plavix* (clopidogrel bisulfate)	$741	$1,865	$2,434	$3,627
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	117	251	324	541
Eliquis (apixaban)	1	—	1	—
Abilify* (aripiprazole)	711	706	1,332	1,330
Reyataz (atazanavir sulfate)	406	396	764	762
Sustiva (efavirenz) Franchise	388	371	774	714
Baraclude (entecavir)	357	292	682	567
Erbitux* (cetuximab)	179	173	358	338
Sprycel (dasatinib)	244	193	475	365
Yervoy (ipilimumab)	162	95	316	95
Orencia (abatacept)	290	228	544	427
Nulojix (belatacept)	3	2	4	2
Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	172	112	333	193
Mature Products and All Other	672	750	1,353	1,484

Net Sales	$4,443	$5,434	$9,694	$10,445

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

Sanofi

BMS has agreements with Sanofi for the codevelopment and cocommercialization of Avapro*/Avalide* and Plavix*. The worldwide alliance operates under the framework of two geographic territories; one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia and the other in Europe and Asia. Accordingly, two territory partnerships were formed to manage central expenses, such as marketing, research and development and royalties, and to supply finished product to the individual countries. In general, at the country level, agreements either to copromote (whereby a partnership was formed between the parties to sell each brand) or to comarket (whereby the parties operate and sell their brands independently of each other) are in place. The agreements with Sanofi expire on the later of (i) with respect to Plavix*, 2013 and, with respect to Avapro*/Avalide*, 2012 in the Americas and Australia and 2013 in Europe and Asia, and (ii) the expiration of all patents and other exclusivity rights relating to the products in the applicable territory.

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

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Territory covering the Americas and Australia:
Net sales	$778	$2,045	$2,595	$4,023
Royalty expense	141	397	508	755
Noncontrolling interest – pre-tax	249	601	854	1,174
Profit distributions to Sanofi	(449)	(702)	(1,058)	(1,301)

Territory covering Europe and Asia:
Equity in net income of affiliates	(58)	(65)	(118)	(151)
Profit distributions to BMS	62	67	129	127

Other:
Net sales in Europe comarketing countries and other	80	71	163	145
Amortization (income)/expense – irbesartan license fee	(8)	(8)	(16)	(16)
Supply activities and development and opt-out royalty (income)/expense	(39)	1	(45)	15

Dollars in Millions			June 30, 2012	December 31, 2011

Investment in affiliates – territory covering Europe and Asia			$26	$37
Deferred income – irbesartan license fee			13	29

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$319	$382	$638	$761
Gross profit	132	172	270	340
Net income	120	142	242	282

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

BMS purchases the product from Otsuka and performs finish manufacturing for sale to third-party customers by BMS or Otsuka. Under the terms of the amended agreement, BMS paid Otsuka $400 million, which is amortized as a reduction of net sales through the expected loss of U.S. exclusivity in April 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales. Otsuka is responsible for 30% of the U.S. expenses related to the commercialization of Abilify* from 2010 through 2012. BMS also reimburses Otsuka for its contractual share of the annual pharmaceutical company fee related to Abilify*.

BMS and Otsuka also have an oncology collaboration for Sprycel and Ixempra (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the top five markets in the EU. The Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory, 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. Otsuka contributes 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Abilify* net sales, including amortization of extension payment	$711	$706	$1,332	$1,330
Oncology Products collaboration fee expense	35	37	67	70
Royalty expense	20	18	37	35
Commercialization expense reimbursement to/(from) Otsuka	(19)	(11)	(32)	(22)
Amortization (income)/expense – extension payment	17	17	33	33
Amortization (income)/expense – upfront, milestone and other licensing payments	2	2	4	4

Dollars in Millions			June 30, 2012	December 31, 2011

Other assets – extension payment			$186	$219
Other intangible assets – upfront, milestone and other licensing payments			1	5

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

BMS is amortizing $500 million of license acquisition costs associated with the EGFR commercialization agreement through 2018.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$179	$173	$358	$338
Distribution fees and royalty expense	75	71	149	140
Research and development expense reimbursement to Lilly – necitumumab	7	4	8	6
Amortization (income)/expense – upfront, milestone and other licensing payments	9	9	19	19
Commercialization expense reimbursements to/(from) Lilly	(6)	(2)	(10)	(3)
Japan commercialization profit sharing (income)/expense	(13)	(6)	(19)	(15)

Dollars in Millions			June 30, 2012	December 31, 2011
Other intangible assets – upfront, milestone and other licensing payments			$230	$249

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

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$323	$298	$645	$569
Equity in net loss of affiliates	4	3	8	8

AstraZeneca

BMS maintains two worldwide codevelopment and cocommercialization agreements with AstraZeneca PLC (AstraZeneca) for Onglyza, Kombiglyze (excluding Japan), Komboglyze and Forxiga (dapagliflozin). Onglyza, Kombiglyze (saxagliptin and metformin hydrochloride extended-release) and Komboglyze (saxagliptin and metformin immediate-release marketed in the EU) are indicated for use in the treatment of diabetes. In this document unless specifically noted, we refer to both Kombiglyze and Komboglyze as Kombiglyze. Forxiga is currently being studied for the treatment of diabetes. Onglyza and Forxiga were discovered by BMS. Kombiglyze was codeveloped with AstraZeneca. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs. BMS manufactures both products. BMS has opted to decline involvement in cocommercialization in certain countries not in the BMS global commercialization network and instead receive compensation based on net sales recorded by AstraZeneca in these countries. Opt-out compensation recorded by BMS was not material in the three and six months ended June 30, 2012.

BMS received $300 million in upfront, milestone and other licensing payments related to saxagliptin as of June 30, 2012 and $170 million in upfront, milestone and other licensing payments related to dapagliflozin as of June 30, 2012.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$172	$112	$333	$193
Profit sharing expense	77	52	150	90
Commercialization expense reimbursements to/(from) AstraZeneca	(7)	(10)	(19)	(19)
Research and development expense reimbursements to/(from) AstraZeneca	6	15	10	29
Amortization (income)/expense – upfront, milestone and other licensing payments	(11)	(10)	(21)	(18)

Dollars in Millions			June 30, 2012	December 31, 2011
Deferred income – upfront, milestone and other licensing payments
Saxagliptin			$217	$230
Dapagliflozin			134	142

Following the completion of BMS’s planned acquisition of Amylin Pharmaceuticals, Inc. (Amylin) (see “—Note 4. Acquisitions” for further information), BMS and AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca will enter into collaboration arrangements, based on the framework of the existing diabetes alliance agreements, regarding the development and commercialization of Amylin’s portfolio of products and AstraZeneca will make a payment to Amylin, as a wholly-owned subsidiary of BMS, in the amount of approximately $3.4 billion in cash. Profits and losses arising from the collaboration will be shared equally. In addition, AstraZeneca has the option, exercisable at its sole discretion following the closing of the acquisition, to establish equal governance rights over certain key strategic and financial decisions regarding the collaboration, upon the payment to BMS of an additional $135 million.

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by BMS for the prevention and treatment of atrial fibrillation and other arterial thrombotic conditions. Pfizer funds 60% of all development costs under the initial development plan effective January 1, 2007. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize Eliquis alone and will pay a royalty to BMS. BMS manufactures the product globally.

BMS has received $559 million in upfront, milestone and other licensing payments for Eliquis as of June 30, 2012.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$1	$—	$1	$—
Commercialization expense reimbursement to/(from) Pfizer	(3)	(2)	(8)	(3)
Research and development reimbursements to/(from) Pfizer	9	(27)	11	(56)
Amortization (income)/expense – upfront, milestone and other licensing payments	(9)	(8)	(19)	(16)

Dollars in Millions			June 30, 2012	December 31, 2011
Deferred income – upfront, milestone and other licensing payments			$415	$434

Note 4. ACQUISITIONS

Amylin Pharmaceuticals, Inc. Acquisition

On June 29, 2012, BMS entered into an agreement to acquire Amylin Pharmaceuticals, Inc. (Amylin) for $31.00 per share in cash, pursuant to a cash tender offer and second step merger, or an aggregate purchase price of approximately $5.3 billion. BMS will also be assuming Amylin’s net debt and a contractual payment obligation to Eli Lilly & Company, together totaling approximately $1.7 billion. The closing of the transaction is expected to occur during the third quarter of 2012 subject to, among other items, at least a majority of the outstanding shares of Amylin being tendered and customary regulatory approvals. See “—Note 3. Alliances and Collaborations” for further information regarding the agreement to acquire Amylin.

Amylin is a biopharmaceutical company dedicated to the discovery, development and commercialization of innovative medicines for patients with diabetes and other metabolic diseases. Amylin’s primary focus is on the research, development and commercialization of a franchise of GLP-1 agonists for the treatment of type 2 diabetes.

Inhibitex, Inc. Acquisition

On February 13, 2012, BMS completed its acquisition of the outstanding shares of Inhibitex, Inc. (Inhibitex), a clinical-stage biopharmaceutical company focused on developing products to prevent and treat serious infectious diseases. Acquisition costs of $12 million were included in other expense. BMS obtained Inhibitex’s lead asset, INX-189, an oral nucleotide polymerase (NS5B) inhibitor in Phase II development for the treatment of chronic hepatitis C infections. Goodwill generated from this acquisition was primarily attributed to the potential to offer a full portfolio of therapy choices for hepatitis infections as well as to provide additional levels of sustainability to BMS’s virology pipeline.

The purchase price allocation was as follows:

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

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Employee termination benefits	$16	$25	$35	$68
Other exit costs	4	15	7	16

Provision for restructuring	$20	$40	$42	$84

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 175 and 215 for the three months ended June 30, 2012 and 2011, respectively, and approximately 295 and 650 for the six months ended June 30, 2012 and 2011, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

	Six Months Ended June 30,
Dollars in Millions	2012	2011
Liability at January 1	$77	$126

Charges	46	86
Changes in estimates	(4)	(2)

Provision for restructuring	42	84
Foreign currency translation	—	1
Spending	(45)	(83)

Liability at June 30	$74	$128

Note 6. INCOME TAXES

The effective income tax rate on earnings was 23.7% for the three months ended June 30, 2012 compared to 27.0% for the three months ended June 30, 2011 and 25.8% for the six months ended June 30, 2012 compared to 24.8% for the six months ended June 30, 2011. The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. If these earnings are repatriated to the U.S. in the future, or if it was determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows.

The decrease in the effective tax rate in the three months ended June 30, 2012 was due to:

•	Favorable earnings mix between high and low tax jurisdictions compared to the prior period.

Partially offset by:

•	An unfavorable impact on the current year rate from the research and development tax credit, which was not extended as of June 30, 2012.

The increase in the effective tax rate in the six months ended June 30, 2012 was due to:

•

Lower tax benefits from contingent tax matters primarily related to the effective settlements and remeasurements of uncertain tax positions ($6 million charge in 2012 and $79 million benefit in 2011); and

•	An unfavorable impact on the current year rate from the research and development tax credit, which was not extended as of June 30, 2012.

Partially offset by:

•	Favorable earnings mix between high and low tax jurisdictions compared to the prior period.

BMS is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2012 could decrease in the range of approximately $40 million to $70 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2012	2011	2012	2011
Net Earnings Attributable to BMS	$645	$902	$1,746	$1,888
Earnings attributable to unvested restricted shares	—	(2)	(2)	(4)

Net Earnings Attributable to BMS common shareholders	$645	$900	$1,744	$1,884

Earnings per share – basic	$0.38	$0.53	$1.04	$1.11

Weighted-average common shares outstanding – basic	1,683	1,707	1,685	1,705
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	17	14	18	12

Weighted-average common shares outstanding – diluted	1,701	1,722	1,704	1,718

Earnings per share – diluted	$0.38	$0.52	$1.02	$1.10

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	27	3	39

Note 8. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, debt instruments and derivatives. Due to their short-term maturity, the carrying amount of accounts receivables and payable approximate fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

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

Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, commercial paper, Federal Deposit Insurance Corporation (FDIC) insured debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, equity funds and fixed income funds. Additionally, certain corporate debt securities utilize a third-party matrix-pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of June 30, 2012. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

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

Available-For-Sale Securities and Cash Equivalents

The following table summarizes available-for-sale securities at June 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Gain/(Loss) in Income	Fair Value	Fair Value
Dollars in Millions						Level 1	Level 2	Level 3
June 30, 2012
Marketable Securities
Certificates of Deposit	$621	$—	$—	$—	$621	$—	$621	$—
Corporate Debt Securities	4,405	69	(2)	—	4,472	—	4,472	—
Commercial Paper	546	—	—	—	546	—	546	—
U.S. Treasury Securities	150	1	—	—	151	151	—	—
FDIC Insured Debt Securities	50	—	—	—	50	—	50	—
Equity Funds	50	—	—	3	53	—	53	—
Fixed Income Funds	45	—	—	1	46	—	46	—
ARS	9	1	—	—	10	—	—	10
FRS	21	—	(2)	—	19	—	—	19

Total Marketable Securities	$5,897	$71	$(4)	$4	$5,968	$151	$5,788	$29

December 31, 2011
Marketable Securities
Certificates of Deposit	$1,051	$—	$—	$—	$1,051	$—	$1,051	$—
Corporate Debt Securities	2,908	60	(3)	—	2,965	—	2,965	—
Commercial Paper	1,035	—	—	—	1,035	—	1,035	—
U.S. Treasury Securities	400	2	—	—	402	402	—	—
FDIC Insured Debt Securities	302	1	—	—	303	—	303	—
ARS	80	12	—	—	92	—	—	92
FRS	21	—	(3)	—	18	—	—	18

Total Marketable Securities	$5,797	$75	$(6)	$—	$5,866	$402	$5,354	$110

The following table summarizes the classification of available for sale securities in the consolidated balance sheet:

Dollars in Millions	June 30, 2012	December 31, 2011
Current Marketable Securities	$2,236	$2,957
Non-current Marketable Securities	3,732	2,909

Total Marketable Securities	$5,968	$5,866

Money market funds and other securities aggregating $2,512 million and $5,469 million at June 30, 2012 and December 31, 2011, respectively, were included in cash and cash equivalents and valued using Level 2 inputs. At June 30, 2012, $3,718 million of non-current available for sale corporate debt securities and FRS mature within five years.

The change in fair value for the investments in equity and fixed income funds are recognized in the results of operations and are designed to offset the changes in fair value of certain employee retirement benefits.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2012	2011
Fair value at January 1	$110	$110
Sales	(81)	—

Fair value at June 30	$29	$110

Qualifying Hedges

The following table summarizes the fair value of outstanding derivatives:

		June 30, 2012		December 31, 2011
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$573	$150	$579	$135
Foreign currency forward contracts	Other assets	1,254	85	1,347	88
Foreign currency forward contracts	Accrued expenses	348	(5)	480	(29)

Cash Flow Hedges—Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive income (OCI) and recognized in earnings when the hedged item affects earnings. As of June 30, 2012, significant outstanding foreign currency forward contracts were primarily attributed to Euro and Japanese yen foreign currency forward contracts in the notional amount of $746 million and $514 million, respectively.

The net gain on foreign currency forward contracts qualifying for cash flow hedge accounting is expected to be reclassified to cost of products sold within the next two years, including $78 million of pre-tax gains to be reclassified within the next 12 months. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three and six months ended June 30, 2012 and 2011.

Net Investment Hedges—Non-U.S. dollar borrowings of €541 million ($677 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long-term debt.

Fair Value Hedges—Fixed-to-floating interest rate swap contracts are designated as fair value hedges and are used as part of an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The swaps and underlying debt for the benchmark risk being hedged are recorded at fair value. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized into earnings as an adjustment to interest expense over the remaining term of the debt.

The adjustment to long-term debt from interest rate swaps that qualify as fair value hedges and other items was as follows:

Dollars in Millions	June 30, 2012	December 31, 2011
Principal Value	$4,533	$4,669
Adjustments to Principal Value:
Fair value of interest rate swaps	150	135
Unamortized basis adjustment from swap terminations	547	594
Unamortized bond discounts	(21)	(22)

Total	$5,209	$5,376

The fair value of long-term debt was $6,294 million at June 30, 2012 and $6,406 million at December 31, 2011 and was valued using Level 2 inputs. Interest payments were $56 million and $32 million for the three months ended June 30, 2012 and 2011, respectively, and $89 million and $63 million for the six months ended June 30, 2012 and 2011, respectively, net of amounts related to interest rate swap contracts.

During the second quarter of 2011, fixed-to-floating interest rate swap agreements of $800 million notional amount and €75 million notional amount were terminated generating total proceeds of $95 million (including accrued interest of $12 million). The basis adjustment from the swap terminations is amortized as interest expense over the remaining life of the underlying debt.

Debt repurchase activity was as follows:

	Six Months Ended June 30,
Dollars in Millions	2012	2011
Principal amount	$80	$71
Carrying value	90	88
Repurchase price	109	78
Notional amount of interest rate swaps terminated	6	34
Swap termination proceeds	2	6
Total (gain)/loss	19	(10)

Note 9. RECEIVABLES

Receivables include:

Dollars in Millions	June 30, 2012	December 31, 2011
Trade receivables	$1,738	$2,397
Less allowances	(115)	(147)

Net trade receivables	1,623	2,250
Alliance partners receivables	873	1,081
Prepaid and refundable income taxes	146	256
Miscellaneous receivables	183	156

Receivables	$2,825	$3,743

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $1,181 million and $901 million at June 30, 2012 and December 31, 2011, respectively. For additional information regarding alliance partners, see “—Note 3. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $493 million and $525 million for the six months ended June 30, 2012 and 2011, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 38% and 55% of total trade receivables at June 30, 2012 and December 31, 2011, respectively.

Note 10. INVENTORIES

Inventories include:

Dollars in Millions	June 30, 2012	December 31, 2011
Finished goods	$503	$478
Work in process	755	646
Raw and packaging materials	263	260

Inventories	$1,521	$1,384

Inventories expected to remain on-hand beyond one year are included in non-current assets and were $349 million (including $35 million subject to regulatory approval prior to being sold) at June 30, 2012 and $260 million at December 31, 2011. The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	June 30, 2012	December 31, 2011
Land	$111	$137
Buildings	4,543	4,545
Machinery, equipment and fixtures	3,421	3,437
Construction in progress	326	262

Gross property, plant and equipment	8,401	8,381
Less accumulated depreciation	(3,923)	(3,860)

Property, plant and equipment	$4,478	$4,521

Note 12. GOODWILL

Changes in the carrying amount of goodwill during the six months ended June 30, 2012 were as follows:

Dollars in Millions
Balance at January 1, 2012	$5,586
Inhibitex acquisition	1,213

Balance at June 30, 2012	$6,799

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

Note 13. EQUITY

Dollars and Shares in Millions	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
	Shares	Par Value			Shares	Cost
Balance at January 1, 2011	2,205	$220	$3,682	$31,636	501	$(17,454)	$(75)
Net earnings attributable to BMS	—	—	—	1,888	—	—	—
Cash dividends declared	—	—	—	(1,132)	—	—	—
Stock repurchase program	—	—	—	—	14	(386)	—
Employee stock compensation plans	—	—	(361)	—	(15)	649	—
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	1,186
Distributions	—	—	—	—	—	—	(1,319)

Balance at June 30, 2011	2,205	$220	$3,321	$32,392	500	$(17,191)	$(208)

Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings attributable to BMS	—	—	—	1,746	—	—	—
Cash dividends declared	—	—	—	(1,154)	—	—	—
Stock repurchase program	—	—	—	—	27	(875)	—
Employee stock compensation plans	3	1	(331)	—	(12)	677	—
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	859
Distributions	—	—	—	—	—	—	(1,056)

Balance at June 30, 2012	2,208	$221	$2,783	$33,661	530	$(17,600)	$(286)

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by $3.0 billion, with $3.3 billion of common stock repurchase capacity remaining as of June 30, 2012. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and is expected to take place over a couple of years. It may be suspended or discontinued at any time.

Noncontrolling interest is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of Plavix*. Net earnings attributable to noncontrolling interest are presented net of taxes of $91 million and $204 million for the three months ended June 30, 2012 and 2011, respectively, and $320 million and $400 million for the six months ended June 30, 2012 and 2011, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2011	$(222)	$(20)	$(2,163)	$34	$(2,371)
Other comprehensive income/(loss)	(29)	(44)	37	18	(18)

Balance at June 30, 2011	$(251)	$(64)	$(2,126)	$52	$(2,389)

Balance at January 1, 2012	$(238)	$36	$(2,905)	$62	$(3,045)
Other comprehensive income/(loss)	7	12	60	(1)	78

Balance at June 30, 2012	$(231)	$48	$(2,845)	$61	$(2,967)

Note 14. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2012	2011	2012	2011	2012	2011	2012	2011
Service cost – benefits earned during the year	$7	$11	$2	$2	$17	$21	$4	$4
Interest cost on projected benefit obligation	79	86	5	6	158	170	11	13
Expected return on plan assets	(126)	(118)	(6)	(6)	(252)	(233)	(13)	(13)
Amortization of prior service cost/(benefit)	(1)	—	—	—	(1)	—	(1)	(1)
Amortization of net actuarial loss	32	29	2	1	65	57	6	3
Curtailments	—	—	—	—	—	(1)	—	—
Settlements	—	—	—	—	—	(2)	—	—

Total net periodic benefit cost	$(9)	$8	$3	$3	$(13)	$12	$7	$6

Contributions to the U.S. pension plans are expected to be approximately $340 million during 2012, of which $319 million was contributed in the six months ended June 30, 2012. Contributions to the international plans are expected to range from $75 million to $90 million in 2012, of which $40 million was contributed in the six months ended June 30, 2012.

The expense attributed to defined contribution plans in the U.S. was $48 million and $47 million for the three months ended June 30, 2012 and 2011, respectively and $96 million and $86 million for the six months ended June 30, 2012 and 2011, respectively.

Note 15. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Stock options	$2	$7	$5	$13
Restricted stock	18	22	37	40
Market share units	7	5	13	11
Long-term performance awards	13	9	27	17

Total stock-based compensation expense	$40	$43	$82	$81

Deferred tax benefit related to stock-based compensation expense	$14	$15	$28	$28

In the six months ended June 30, 2012, 2.9 million restricted stock units, 1.1 million market share units and 1.7 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the six months ended June 30, 2012 was $32.65, $31.85 and $32.33, respectively.

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

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at June 30, 2012 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Market Share Units	Long-Term Performance Awards
Unrecognized compensation cost	$6	$184	$46	$55
Expected weighted-average period in years of compensation cost to be recognized	0.7	2.9	3.1	1.5

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

Plavix*—Australia

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

Plavix*—EU

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

Plavix*—Canada (Apotex, Inc.)

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

OTHER INTELLECTUAL PROPERTY LITIGATION

Abilify*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc. (Zydus), and Apotex relating to U.S. Patent No. 5,006,528, (‘528 Patent) which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as Abilify*. A non-jury trial in the U.S. District Court for the District of New Jersey (NJ District Court) against Teva/Barr and Apotex was completed in August 2010. In November 2010, the NJ District Court upheld the validity and enforceability of the ‘528 Patent, maintaining the main patent protection for Abilify* in the U.S. until April 2015. The NJ District Court also ruled that the defendants’ generic aripiprazole product infringed the ‘528 Patent and permanently enjoined them from engaging in any activity that infringes the ‘528 Patent, including marketing their generic product in the U.S. until after the patent (including the six-month pediatric extension) expires. Sandoz, Synthon, Sun and Zydus are also bound by the NJ District Court’s decision. In December 2010, Teva/Barr and Apotex appealed this decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). In May 2012, the Federal Circuit affirmed the NJ District Court’s decision. In June 2012, Apotex filed a petition for rehearing en banc. It is not possible at this time to determine the outcome of any further appeals of the NJ District Court’s decision. If Otsuka were not to prevail in an appeal, generic competition would likely result in substantial decreases in the sales of Abilify* in the U.S., which would have a material adverse effect on the results of operations and cash flows and could be material to the Company’s financial condition.

Atripla*

In April 2009, Teva filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva and Gilead’s Truvada*. As of this time, the Company’s U.S. patent rights covering Sustiva’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. Atripla* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla*. Discovery in these matters is ongoing. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

Baraclude

In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244, which expires in 2015. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva for infringement of the listed patent covering Baraclude, which triggered an automatic 30-month stay of approval of Teva’s aNDA. A trial is expected to take place in the fourth quarter of 2012. In June 2012, the Company filed a patent infringement lawsuit against Sandoz following the receipt of a Paragraph IV certification letter challenging the same Orange-Book listed patent. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

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

Sustiva—EU

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

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the California Court of Appeal’s judgment and the matter was remanded to the California Superior Court for further proceedings. In March 2011, the defendants’ motion for summary judgment was granted and judgment was entered in favor of the defendants. The plaintiffs have appealed this decision and an oral argument occurred in June 2012. It is not possible at this time to determine the outcome of the appeal.

Remaining Apotex Matters Related to Plavix*

As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest calculated at the rate of 1% per month from the date of the filing of the lawsuit, until paid, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix* patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex has appealed these decisions. It is not possible at this time to determine the outcome of any appeal from the New Jersey Superior Court’s decisions.

In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix* patent litigation. Discovery is ongoing.

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

Plavix*

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, more than 1,000 claims are filed in state and federal courts in various states including California, Illinois, New Jersey, New York, Ohio and Pennsylvania. The Company also executed a tolling agreement with respect to unfiled claims by potential additional plaintiffs. The defendants have exercised their right to terminate the tolling agreement effective September 1, 2012. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (Estrace*, Estradiol, Delestrogen* and Ovcon*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs. As of June 30, 2012, the Company remains a defendant in approximately 36 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $70 million at June 30, 2012, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility—Environmental & Personal Injury Lawsuits

Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints either allege various personal injuries damages resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. Discovery is ongoing. In October 2011 and May 2012, over 100 additional cases were filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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

OTHER PROCEEDINGS

Italy Investigation

In July 2011, the Public Prosecutor in Florence, Italy (Italian Prosecutor) initiated a criminal investigation against the Company’s subsidiary in Italy (BMS Italy). The allegations against the Company relate to alleged activities of a former employee who left the Company in the 1990s. The Italian Prosecutor has requested as an interim measure that a judicial administrator be appointed to temporarily run the operations of BMS Italy. The Florence Court has not yet ruled on the Italian Prosecutor’s request. It is not possible at this time to assess the outcome of this investigation or its potential impact on the Company.

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

Highlights

The following table is a summary of our financial highlights:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2012	2011	2012	2011
Net Sales	$4,443	$5,434	$9,694	$10,445
Total Expenses	3,384	3,644	6,608	6,888
Earnings before Income Taxes	1,059	1,790	3,086	3,557
Provision for Income Taxes	251	483	796	883
Effective tax rate	23.7%	27.0%	25.8%	24.8%

Net Earnings Attributable to BMS
GAAP	645	902	1,746	1,888
Non-GAAP	808	971	1,902	1,971

Diluted Earnings Per Share
GAAP	0.38	0.52	1.02	1.10
Non-GAAP	0.48	0.56	1.12	1.14

Cash, Cash Equivalents and Marketable Securities			8,769	10,404

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

Strategy

Over the past few years, we transformed our Company into a focused biopharmaceutical company. We continue to focus on sustaining our business and building a foundation for the future. We plan to achieve this foundation by growing our newer key marketed products, advancing our pipeline portfolio and managing our costs. We also plan to expand our presence in emerging markets, with a tailored approach to each market. We expect that our portfolio will become increasingly diversified across products and geographies over the next few years.

We face substantial exclusivity losses this year in Plavix* (clopidogrel bifsulfate) and Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide), which together had more than $8 billion of net sales in 2011, and additional exclusivity losses in the coming years. We have been preparing for this for a number of years. As expected, we are experiencing a rapid, precipitous, and material decline in Plavix* and Avapro*/Avalide* net sales and a reduction in net income and operating cash flow. Such events are the norm in the industry when companies experience the loss of exclusivity of a significant product. We also face significant challenges with an increasingly complex global and regulatory environment and global economic uncertainty, particularly in the EU. We believe our strategy to grow our newer marketed products and our robust research and development (R&D) pipeline, particularly within the therapeutic areas of immuno-oncology, cardiovascular/metabolic disease and virology, position us well for the future.

We continue to expand our biologics capabilities. We still rely significantly on small molecules as our strongest, most reliable starting point for discovering potential new medicines, but large molecules, or biologics, which are derived from recombinant DNA technologies, are becoming increasingly important. Currently, more than one in three of our pipeline compounds are biologics, as are four of our key marketed products, including Yervoy (ipilimumab).

We also continue to support our pipeline with our licensing and acquisitions strategy, which we refer to as our “string of pearls.” In February 2012, we acquired Inhibitex, Inc. (Inhibitex), a clinical-stage biopharmaceutical company focused on developing products to treat serious infectious diseases, including the hepatitis C virus and in June 2012, we entered into an agreement to acquire Amylin

Pharmaceuticals, Inc. (Amylin), a biopharmaceutical company dedicated to the discovery, development and commercialization of innovative medicines for patients with diabetes and other metabolic diseases. Following the expected completion of our acquisition of Amylin, we will enter into collaboration agreements with AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca PLC (AstraZeneca), which build upon our existing alliance, further expanding our collaboration strategy.

Product and Pipeline Developments

We manage our R&D programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These Phase III development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, our late-stage development programs are the R&D programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Eliquis (apixaban)—an oral Factor Xa inhibitor indicated in the European Union (EU) for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery and in development for stroke prevention in patients with atrial fibrillation (AF) and the prevention and treatment of venous thomboembolic disorders that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In June 2012, the Company and Pfizer announced that the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (CRL) regarding the New Drug Application for Eliquis for the prevention of stroke and systemic embolism in patients with nonvalvular AF. The CRL requests additional information on data management and verification from the ARISTOTLE trial. The FDA has not requested that the companies complete any new studies.

Forxiga (dapagliflozin)—an oral SGLT2 inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca

•

In June 2012 at the 72nd American Diabetes Association Scientific Sessions, the Company and AstraZeneca announced results from a Phase III clinical study that showed Forxiga 10 mg demonstrated significant reductions in blood sugar levels (glycosylated hemoglobin levels, or HbA1c) compared with placebo at 24 weeks when either agent was added to existing sitagliptin therapy (with or without metformin) in adult patients with type 2 diabetes. The results were maintained over a 24-week extension and similar results were observed when the data were stratified by background therapy. The study also demonstrated significant reductions in total body weight and fasting plasma glucose levels in patients taking Forxiga added to sitigliptin (with or without metformin), with results maintained throughout the duration of the study.

•

In April 2012, the Company received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for Forxiga for the treatment of type 2 diabetes, as an adjunct to diet and exercise, in combination with other glucose-lowering medicinal products including insulin, and as a monotherapy in metformin intolerant patients. The CHMP’s positive opinion is under review by the European Commission which has the authority to approve medicines for the EU.

Brivanib—an investigational anti-cancer agent

•

In July 2012, the Company announced that brivanib did not meet its primary overall survival objective based upon a non-inferiority statistical design in the Phase III BRISK-FL clinical trial of brivanib versus sorafenib as first-line treatment in patients with advanced hepatocellular carcinoma.

•

In April 2012 at the European Association for the Study of the Liver meeting, the results of a Phase III study of brivanib vs. placebo in patients with advanced hepatocellular carcinoma who failed or were intolerant to sorafenib were presented. The primary endpoint of improving overall survival versus placebo was not met. There were improvements in time to progression, disease control rate and overall response rate indicating anti-tumor activity of brivanib. Brivanib had an acceptable safety profile.

Erbitux* (cetuximab)—a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. Erbitux* is part of our alliance with Eli Lilly and Company (Lilly).

•

In July 2012, the FDA granted full approval of Erbitux* in combination with the chemotherapy regimen FOLFIRI (irinotecan, 5-fluorouracil, leucovorin) for the first-line treatment of patients with KRAS mutation-negative epidermal growth factor receptor-expressing metastatic colorectal cancer as determined by FDA-approved tests for the use.

•

In April 2012, the FDA issued a CRL regarding the supplemental Biologics License Application (sBLA) in first-line non-small cell lung cancer which stated that, based on the current data package, the first-line indication for Erbitux* in combination with vinorelbine and cisplatin is not approvable. Lilly and the Company do not plan to resubmit the filing.

Onglyza/Kombiglyze (saxagliptin/once daily combination of saxagliptin and metformin hydrochloride extended-release)—a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca

•

Marketing authorization for Komboglyze, the twice daily, fixed dose combination of saxagliptin and immediate-release metformin, was granted by the European Commission in November 2011. However, due to a technical manufacturing issue, launch is now not expected until 2013.

Orencia (abatacept)—a fusion protein indicated for rheumatoid arthritis (RA)

•

In July 2012, the Marketing Authorization Application for Orencia subcutaneous formulation received a positive opinion from the CHMP for use in treating patients with moderate to severe rheumatoid arthritis. The CHMP’s positive opinion will now be reviewed by the European Commission, which has authority to approve medicines for the European Union.

•

In June 2012, at the European League Against Rheumatism Annual European Congress of Rheumatology, the Company announced that AMPLE, a head-to-head trial of 646 patients comparing the subcutaneous formulation of Orencia vs. Humira* (adalimumab), each on a background of methotrexate (MTX), in biologic naïve patients with moderate to severe RA met its primary endpoint (as measured by non-inferiority) demonstrating that Orencia plus MTX achieved comparable rates of efficacy for the American College of Rheumatology criteria of 20 percent response at 1 year of 64.8% vs. 63.4% Humira* plus MTX.

•	In May 2012, the Company announced that the FDA had approved the Company’s biologics manufacturing facility in Devens, Massachusetts for commercial production of Orencia.

Nulojix (belatacept)—a fusion protein with novel immunosuppressive activity for the prevention of kidney transplant rejection

•

In June 2012 at the 2012 American Transplant Congress, the Company announced new 4-year results from the long-term extensions (LTE) of the BENEFIT and BENEFIT-EXT clinical trials of Nulojix, the first T-cell costimulation blocker indicated for the prophylaxis of organ rejection in adult Epstein-Barr Virus seropositive patients receiving a kidney transplant, in combination with basiliximab induction, mycophenolate mofetil, and corticosteroids. Results showed that the safety profile of Nulojix through year 4 was consistent compared with results at year 3 with no new safety signals being identified, and that the renal function benefit versus cyclosporine was maintained through 4 years in patients enrolled in the LTE from both the BENEFIT and BENEFIT-EXT trials.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
			2012 vs. 2011						2012 vs. 2011
	Net Sales		Analysis of % Change				Net Sales		Analysis of % Change
Dollars in Millions	2012	2011	Total Change	Volume	Price	Foreign Exchange	2012	2011	Total Change	Volume	Price	Foreign Exchange
United States	$2,591	$3,562	(27)%	(32)%	5%	—	$6,044	$6,812	(11)%	(18)%	7%	—
Europe	865	954	(9)%	5%	(4)%	(10)%	1,748	1,822	(4)%	6%	(3)%	(7)%
Japan, Asia Pacific and Canada	430	462	(7)%	(3)%	(2)%	(2)%	843	911	(7)%	(5)%	(2)%	—
Latin America, the Middle East and Africa	226	220	3%	6%	3%	(6)%	446	434	3%	4%	3%	(4)%
Emerging Markets	254	215	18%	24%	—	(6)%	456	421	8%	12%	(1)%	(3)%
Other	77	21	**	N/A	N/A	—	157	45	**	N/A	N/A	—

Total	$4,443	$5,434	(18)%	(19)%	3%	(2)%	$9,694	$10,445	(7)%	(10)%	5%	(2)%

**	Change in excess of 100%

Our total net sales decreased in 2012 primarily due to declines in sales of Plavix* and Avapro*/Avalide* following the losses of exclusivity of these products in the U.S. and unfavorable foreign exchange, partially offset by higher average net selling prices and continued growth in most key products.

The change in U.S. net sales attributed to volume reflects the recent exclusivity loss of Plavix* and Avapro*/Avalide*, partially offset by increased demand for most key products. The change in U.S. net sales attributed to price was a result of higher average net selling prices for Abilify* (aripiprazole) and Plavix*, partially offset by the reduction in our contractual share of Abilify* net sales. See “—Key Products” for further discussion of sales by key product.

Net sales in Europe decreased primarily due to unfavorable foreign exchange and lower sales of certain mature brands from divestitures and generic competition as well as generic competition for Plavix* and Avapro*/Avalide* partially offset by sales growth of most key products. The change in net sales was negatively impacted by continuing fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, other price reductions and other restrictive measures.

Net sales in Japan, Asia Pacific and Canada decreased due to generic competition for Plavix* and Avapro*/Avalide* in Canada as well as lower mature brand sales from generic competition and divestitures partially offset by higher demand for Baraclude (entecavir), Sprycel (dasatinib), which recently received first line indication in Japan, and Orencia, which was recently launched in Japan.

Other increased due to additional sales of bulk active pharmaceutical ingredient to our alliance partner as well as enhanced royalty-related revenue.

No single country outside the U.S. contributed more than 10% of total net sales during the three and six months ended June 30, 2012 and 2011.

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

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2011 Annual Report on Form 10-K. Our contractual share of Abilify* and Atripla* sales is reflected net of all gross-to-net sales adjustments in gross sales.

The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Gross Sales	$5,024	$6,081	$10,902	$11,680
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(176)	(198)	(368)	(365)
Cash Discounts	(49)	(72)	(118)	(139)
Managed Healthcare Rebates and Other Contract Discounts	(18)	(161)	(84)	(281)
Medicaid Rebates	(100)	(132)	(203)	(267)
Sales Returns	(134)	3	(234)	(20)
Other Adjustments	(104)	(87)	(201)	(163)

Total Gross-to-Net Sales Adjustments	(581)	(647)	(1,208)	(1,235)

Net Sales	$4,443	$5,434	$9,694	$10,445

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2012	$(51)	$(28)	$(417)	$(411)	$(161)	$(181)	$(1,249)
Provision related to sales made in current period	(368)	(118)	(141)	(240)	(237)	(209)	(1,313)
Provision related to sales made in prior periods	—	—	57	37	3	8	105
Returns and payments	381	132	319	257	34	217	1,340
Impact of foreign currency translation	—	—	—	—	1	4	5

Balance at June 30, 2012	$(38)	$(14)	$(182)	$(357)	$(360)	$(161)	$(1,112)

Gross-to-net sales adjustments as a percentage of gross sales were 12% and 11% for the three months ended June 30, 2012 and 2011, respectively, and were 11% for both the six months ended June 30, 2012 and 2011. Such changes in rates are primarily a function of changes in sales mix and contractual and legislative discounts and rebates. Gross-to-net sales adjustments decreased due to:

•

Managed healthcare rebates and other contract discounts decreased due to a reduction in prior period rebate and discount accruals based upon actual invoices received, the nonrenewal of Plavix* contract discounts in the Medicare Part D program as of January 1, 2012, and the decrease in sales of Plavix* following the loss of exclusivity.

•	Medicaid rebates decreased primarily due to a reduction in prior period managed Medicaid accruals based upon actual invoices received.

•

The provision for sales returns increased as a result of the loss of exclusivity in the U.S. of Plavix* in May 2012 and Avapro*/Avalide* in March 2012. The sales return reserves for these products in the U.S. were $222 million at June 30, 2012 and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with company policy, these products are only eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to these reserves might be required in the future for revised estimates based on actual returns which are not expected to occur until 2014.

Net sales of key products represent 85% and 84% of total net sales for the three months ended June 30, 2012 and 2011, respectively, and 86% of total net sales for both the six months ended June 30, 2012 and 2011. The following table presents U.S. and international net sales by key products, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2012	2011	% Change	% Change Attributable to Foreign Exchange	2012	2011	% Change	% Change Attributable to Foreign Exchange
Key Products
Plavix* (clopidogrel bisulfate)	$741	$1,865	(60)%	—	$2,434	$3,627	(33)%	—
U.S.	701	1,747	(60)%	—	2,331	3,388	(31)%	—
Non-U.S.	40	118	(66)%	(2)%	103	239	(57)%	(1)%

Avapro*/Avalide*
(irbesartan/irbesartan-hydrochlorothiazide)	117	251	(53)%	(2)%	324	541	(40)%	(1)%
U.S.	20	133	(85)%	—	120	293	(59)%	—
Non-U.S.	97	118	(18)%	(5)%	204	248	(18)%	(2)%

Eliquis (apixaban)	1	N/A	N/A	N/A	1	N/A	N/A	N/A
U.S.	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Non-U.S.	1	N/A	N/A	N/A	1	N/A	N/A	N/A

Abilify* (aripiprazole)	711	706	1%	(3)%	1,332	1,330	—	(2)%
U.S.	530	517	3%	—	970	977	(1)%	—
Non-U.S.	181	189	(4)%	(11)%	362	353	3%	(8)%

Reyataz (atazanavir sulfate)	406	396	3%	(4)%	764	762	—	(3)%
U.S.	196	189	4%	—	383	370	4%	—
Non-U.S.	210	207	1%	(9)%	381	392	(3)%	(7)%

Sustiva (efavirenz) Franchise	388	371	5%	(3)%	774	714	8%	(3)%
U.S.	256	228	12%	—	507	443	14%	—
Non-U.S.	132	143	(8)%	(8)%	267	271	(1)%	(6)%

Baraclude (entecavir)	357	292	22%	(3)%	682	567	20%	(2)%
U.S.	59	51	16%	—	114	99	15%	—
Non-U.S.	298	241	24%	(3)%	568	468	21%	(2)%

Erbitux* (cetuximab)	179	173	3%	(1)%	358	338	6%	—
U.S.	173	167	4%	—	346	329	5%	—
Non-U.S.	6	6	—	(3)%	12	9	33%	(2)%

Sprycel (dasatinib)	244	193	26%	(6)%	475	365	30%	(4)%
U.S.	90	68	32%	—	183	129	42%	—
Non-U.S.	154	125	23%	(9)%	292	236	24%	(6)%

Yervoy (ipilimumab)	162	95	71%	(4)%	316	95	**	(7)%
U.S.	121	95	27%	—	238	95	**	—
Non-U.S.	41	N/A	N/A	N/A	78	N/A	N/A	N/A

Orencia (abatacept)	290	228	27%	(3)%	544	427	27%	(2)%
U.S.	197	152	30%	—	366	290	26%	—
Non-U.S.	93	76	22%	(9)%	178	137	30%	(5)%

Nulojix (belatacept)	3	2	27%	N/A	4	2	92%	N/A
U.S.	2	2	—	—	3	2	50%	—
Non-U.S.	1	N/A	N/A	N/A	1	N/A	N/A	N/A

Onglyza/Kombiglyze
(saxagliptin/saxagliptin and metformin)	172	112	54%	(4)%	333	193	73%	(3)%
U.S.	123	80	54%	—	241	137	76%	—
Non-U.S.	49	32	53%	(15)%	92	56	64%	(14)%

Mature Products and All Other	672	750	(10)%	(5)%	1,353	1,484	(9)%	(3)%
U.S.	123	133	(8)%	—	242	260	(7)%	—
Non-U.S.	549	617	(11)%	(4)%	1,111	1,224	(9)%	(2)%

**	Change in excess of 100%.

Plavix*—a platelet aggregation inhibitor that is part of our alliance with Sanofi

•

U.S. net sales decreased primarily due to the loss of exclusivity in May 2012. Estimated total U.S. prescription demand decreased 45% and 26% for the three and six months ended June 30, 2012, respectively. We expect the continued erosion of Plavix* net sales in the U.S.

•

International net sales continue to be negatively impacted by generic clopidogrel products in the EU, Canada, and Australia. This has a continuing negative impact on both our net sales and our equity in net income of affiliates from our partnership with Sanofi in Europe and Asia.

Avapro*/Avalide* (known in the EU as Aprovel*/Karvea*)—an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

U.S. net sales decreased due to the exclusivity loss of Avapro*/Avalide* in March 2012. Total estimated U.S. prescription demand decreased 82% and 55% for the three and six months ended June 30, 2012, respectively.

•	International net sales decreased due to lower demand including generic competition in certain EU markets and Canada.

Eliquis—an oral Xa inhibitor for the prevention of VTE in adult patients who have undergone elective hip or knee replacement surgery and in development for the prevention and treatment of venous thromboembolic disorders and stroke prevention in patients with AF that is part of our strategic alliance with Pfizer

•	Eliquis has been approved in the EU and several other international countries for VTE prevention with launches continuing in many of those countries.

Abilify*—an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of our strategic alliance with Otsuka

•

U.S. net sales increased during the three months ended June 30, 2012 due to higher average net selling prices and partially offset by the reduction in our contractual share of net sales recognized from 53.5% in 2011 to 51.5% in 2012 and fluctuations in retail buying patterns. During the six months ended June 30, 2012, U.S. net sales decreased as fluctuations in retail buying patterns and the reduction in our contractual share of net sales recognized more than offset higher average net selling prices and increased prescription demand. Estimated total U.S. prescription demand was flat for the three months ended June 30, 2012 and increased 2% for the six months ended June 30, 2012.

•	International net sales increased primarily due to higher prescription demand partially offset by unfavorable foreign exchange.

Reyataz—a protease inhibitor for the treatment of HIV

•	U.S. net sales increased due to higher average net selling prices. Estimated total U.S. prescription demand decreased 4% and 2% for the three and six months ended June 30, 2012, respectively.

•

International net sales increased in the three months ended June 30, 2012 as increased demand attributable to the timing of government purchases in Russia was partially offset by unfavorable foreign exchange. International net sales decreased slightly in the six months ended June 30, 2012 due to unfavorable foreign exchange partially offset by increased demand.

Sustiva Franchise—a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•

U.S. net sales increased due to higher demand in government channels and higher average net selling prices. Estimated total U.S. prescription demand decreased 2% for the three months ended June 30, 2012 and was flat for the six months ended June 30, 2012.

•

International net sales decreased in the three months ended June 30, 2012 as sales remained relatively flat and were negatively impacted by unfavorable foreign exchange. International net sales decreased in the six months ended June 30, 2012 as increased demand was more than offset by unfavorable foreign exchange.

Baraclude—an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued strong demand in international markets.

Erbitux*—a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. Erbitux* is part of our strategic alliance with Lilly.

•

Sold by us almost exclusively in the U.S., net sales increased primarily due to higher demand, including demand from the approval of Erbitux* for the first-line treatment of recurrent locally or regionally advanced metastatic squamous cell carcinoma of the head and neck.

Sprycel—an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate) and first-line treatment of adults. Sprycel is part of our strategic alliance with Otsuka.

•	U.S. net sales increased due to higher demand and higher average net selling prices. Estimated total U.S. demand increased 37% and 41% for the three and six months ended June 30, 2012, respectively.

•	International net sales increased due to higher demand partially offset by unfavorable foreign exchange.

Yervoy—a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	Yervoy was launched in the U.S. in the second quarter of 2011 and continues to be launched in a number of international countries since the second quarter of 2011.

Orencia—a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. net sales increased due to demand for the subcutaneous formulation of Orencia launched in the fourth quarter of 2011.

•	International net sales increased primarily due to increases in demand partially offset by unfavorable foreign exchange.

Nulojix—a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	Nulojix was approved and launched in the U.S. and the EU during 2011.

Onglyza/Kombiglyze—a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	U.S. net sales increased primarily due to higher overall demand.

•	International net sales increased primarily due to higher overall demand partially offset by unfavorable foreign exchange.

Mature Products and All Other—includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty-related revenue

•	U.S. net sales decreased as the continued generic erosion of certain products was partially offset by higher average net selling prices.

•	International net sales decreased due to continued generic erosion of certain brands and unfavorable foreign exchange.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, federal facilities including Veterans Administration hospitals, and long-term care, among others. The data is provided by Wolters Kluwer Health, except for Sprycel and Orencia subcutaneous formulation, and is based on the Source Prescription Audit. As of December 31, 2011, Sprycel and Orencia subcutaneous formulation demand is based upon information from the Next-Generation Prescription Service version 2.0 of the National Prescription Audit provided by IMS Health (IMS). The data is a product of each respective service providers’ own recordkeeping and projection processes and therefore subject to the inherent limitations of estimates based on sampling and may include a margin of error.

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

We calculated the estimated total U.S. prescription change on a weighted-average basis to reflect that mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor of approximately three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand in retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

The following table sets forth each of our key products sold by the U.S. for the three and six months ended June 30, 2012 compared to the same period in the prior year: (i) change in reported U.S. net sales for each period; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iii) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended June 30,				Six Months Ended June 30,				At June 30,
	% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Plavix*	(60)%	17%	(45)%	(4)%	(31)%	12%	(26)%	(4)%	2.2	0.4
Avapro*/Avalide*	(85)%	(22)%	(82)%	(40)%	(59)%	(18)%	(55)%	(36)%	1.0	0.5
Abilify*	3%	5%	—	6%	(1)%	2%	2%	5%	0.4	0.4
Reyataz	4%	2%	(4)%	2%	4%	—	(2)%	2%	0.4	0.5
Sustiva Franchise(a)	12%	7%	(2)%	8%	14%	4%	—	8%	0.4	0.5
Baraclude	16%	21%	10%	8%	15%	18%	11%	10%	0.4	0.5
Erbitux*(b)	4%	(1)%	N/A	N/A	5%	(1)%	N/A	N/A	0.5	0.5
Sprycel	32%	62%	37%	23%	42%	61%	41%	22%	0.6	0.6
Yervoy(b)(d)	27%	N/A	N/A	N/A	**	N/A	N/A	N/A	0.5	0.3
Orencia(c)	30%	11%	N/A	N/A	26%	10%	N/A	N/A	0.4	0.4
Nulojix(b)(d)	—	N/A	N/A	N/A	50%	N/A	N/A	N/A	1.1	N/A
Onglyza/Kombiglyze	54%	**	53%	**	76%	**	65%	**	0.4	0.4

(a)	The Sustiva Franchise includes sales of Sustiva, as well as revenue of bulk efavirenz included in the combination therapy Atripla*. The months on hand relates only to Sustiva.
(b)	Erbitux*, Yervoy and Nulojix are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
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

Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2011 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products, other than Plavix*, were not material as of the dates indicated. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month at June 30, 2012, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2012:

Plavix* had 2.2 months of inventory on hand in the U.S. compared to 0.4 months of inventory on hand at March 31, 2012 due to the loss of exclusivity in May 2012. We expect a gradual decrease in inventory on hand of Plavix* to occur over the next few years as product in the wholesale distribution channel begins to be worked down or returned following the rapid, precipitous, material decline in sales of Plavix*. Levels of inventory on hand in the wholesale and retail distribution channels were considered in assessing the sales return reserves established as of June 30, 2012.

Nulojix had 1.1 months of inventory on hand in the U.S. compared to 1.3 months of inventory on hand at March 31, 2012 as the inventory has continued to be worked down post launch.

Dafalgan, an analgesic product sold principally in Europe, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 1.0 month of inventory on hand at December 31, 2011. The level of inventory on hand was due to the ordering patterns of private pharmacists in France.

Luftal, an antacid product, had approximately 1.4 months of inventory on hand at direct customers compared to approximately 1.9 months of inventory on hand at December 31, 2011. The level of inventory on hand decreased as inventory was worked down following the relaunch of an alternate form.

Fervex, a cold and flu product, had approximately 8.2 months of inventory on hand internationally at direct customers compared to approximately 5.3 months of inventory on hand at December 31, 2011. The level of inventory on hand was due to additional stocking in France and Russia for the peak flu season.

Pentrexyl, an antibiotic product sold principally in Mexico, had approximately 1.1 months of inventory on hand at direct customers compared to approximately 0.9 month of inventory on hand at December 31, 2011. The increased level of inventory on hand was due to ordering patterns of two customers, which are currently being worked down.

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

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using factors such as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2012 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2012	2011	% Change	2012	2011	% Change
Cost of products sold	$1,245	$1,481	(16)%	$2,548	$2,824	(10)%
Marketing, selling and administrative	1,004	1,040	(3)%	2,006	1,968	2%
Advertising and product promotion	224	253	(11)%	418	467	(10)%
Research and development	962	923	4%	1,871	1,858	1%
Provision for restructuring	20	40	(50)%	42	84	(50)%
Litigation expense/(recoveries)	—	—	—	(172)	—	—
Equity in net income of affiliates	(53)	(62)	(15)%	(110)	(144)	(24)%
Other (income)/expense	(18)	(31)	(42)%	5	(169)	**

Total Expenses	$3,384	$3,644	(7)%	$6,608	$6,888	(4)%

**	Change in excess of 100%.

Cost of products sold decreased primarily due to lower sales volume of Plavix* and Avapro*/Avalide* following the loss of exclusivity which resulted in lower royalties in connection with our Sanofi alliance and favorable foreign exchange. Cost of products sold also included impairment charges of $147 million during the second quarter of 2012, of which $120 million was related to a partial write-down to fair value of developed technology costs related to a non-key product acquired in the acquisition of ZymoGenetics. The developed technology impairment charge resulted from continued competitive pricing pressures and a reduction in the undiscounted projected cash flows to an amount less than the carrying value of the intangible asset at June 30, 2012. The impairment charge was calculated as the difference between the fair value of the asset based on the discounted value of the estimated future cash flows and the carrying value of the intangible asset. The remaining $27 million charge related to the abandonment of a manufacturing facility resulting from the outsourcing of a manufacturing process. Cost of products sold as a percentage of net sales was 28.0% and 27.3% in the three months ended June 30, 2012 and 2011, respectively, and 26.3% and 27.0% in the six months ended June 30, 2012 and 2011, respectively, and reflected the impairment charges recognized in the second quarter of 2012, lower manufacturing start-up costs at our Devens facility, and favorable foreign exchange in the first half of 2012.

Marketing, selling and administrative expenses decreased in the second quarter of 2012 as the reduction in sales related activities for Plavix* and Avapro*/Avalide* more than offset increased spending to support the marketing of certain key products. Marketing, selling and administrative expenses increased in the first half of 2012 primarily due to increased spending to support the marketing of certain key products and higher information technology expenses in the first quarter of 2012, which were partially offset by a reduction in sales related activities for Plavix* and Avapro*/Avalide*. Marketing, selling and administrative expenses were also impacted by favorable foreign exchange.

Research and development expenses included impairment charges for in-process research and development (IPRD) projects previously acquired in the Medarex, Inc. (Medarex) acquisition ($58 million in the first quarter of 2012 and $15 million in the first quarter of 2011) and Inhibitex acquisition ($45 million in the second quarter of 2012 related to FV-100, a nucleoside inhibitor for the reduction of shingles-associated pain). The impairment charges resulted from unfavorable clinical trial results and decisions to cease further development. Research and development expenses also included an $88 million payment in the first half of 2011 associated with the amendment of an intellectual property license agreement for Yervoy prior to its FDA approval. Research and development expenses were also impacted by favorable foreign exchange.

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

Other (income)/expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Interest expense	$41	$32	$83	$63
Investment income	(22)	(25)	(58)	(46)
Intangible asset impairment	—	—	38	—
Gain on sale of product lines, businesses and assets	(3)	(2)	(3)	(11)
Other income received from alliance partners, net	(83)	(41)	(129)	(63)
Pension curtailments and settlements	—	—	—	(3)
Litigation charges/(recoveries)	22	(4)	22	(106)
Product liability charges	—	—	—	26
Other	27	9	52	(29)

Other (income)/expense	$(18)	$(31)	$5	$(169)

•	Interest expense increased due to the termination of interest rate swap contracts in 2011.

•	Investment income included a $10 million gain from the sale of auction rate securities in the first quarter of 2012.

•

Intangible asset impairment charges are related to out-licensed assets that were previously acquired in the Medarex and ZymoGenetics, Inc. acquisitions and resulted from unfavorable clinical trial results and/or the abandonment of the programs. Similar charges of $15 million were included in research and development in 2011.

•

Other income from alliance partners, net increased due to lower sales-based development royalties payable to Sanofi, a new supply agreement related to the Sanofi partnership and amortization of certain upfront, milestone and other licensing payments.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2012	2011	2012	2011
Cost of products sold*	$147	$18	$147	$41

Marketing, selling and administrative**	5	10	13	14

Upfront, milestone and other licensing payments	—	50	—	138
IPRD impairment	45	—	103	15

Research and development	45	50	103	153

Provision for restructuring	20	40	42	84

Litigation expense/(recoveries)	—	—	(172)	—

Acquisition related items	1	—	13	—
Litigation charges/(recoveries)	22	—	22	(102)
Product liability charges	—	—	—	26
Intangible asset impairment	—	—	38	—
Loss on debt repurchase	—	—	19	—

Other (income)/expense	23	—	92	(76)

(Increase)/Decrease to pretax income	240	118	225	216
Income tax on items above	(77)	(34)	(69)	(62)
Specified tax (benefit)/charge***	—	(15)	—	(71)

Income taxes	(77)	(49)	(69)	(133)

(Increase)/Decrease to net earnings	$163	$69	$156	$83

*	Specified items in cost of products sold include accelerated depreciation, asset impairment and other shutdown costs.
**	Specified items in marketing, selling and administrative include process standardization implementation costs.
***	The 2011 specified tax benefit relates to releases of tax reserves that were specified in prior periods.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2012	2011	2012	2011
Net Earnings Attributable to BMS – GAAP	$645	$902	$1,746	$1,888
Earnings attributable to unvested restricted shares	—	(2)	(2)	(4)

Net Earnings used for Diluted EPS Calculation – GAAP	$645	$900	$1,744	$1,884

Net Earnings – GAAP	$645	$902	$1,746	$1,888
Less Specified Items	163	69	156	83

Net Earnings – Non-GAAP	808	971	1,902	1,971
Earnings attributable to unvested restricted shares	—	(2)	(2)	(4)

Net Earnings used for Diluted EPS Calculation – Non-GAAP	$808	$969	$1,900	$1,967

Average Common Shares Outstanding – Diluted	1,701	1,722	1,704	1,718

Diluted EPS – GAAP	$0.38	$0.52	$1.02	$1.10
Diluted EPS Attributable to Specified Items	0.10	0.04	0.10	0.04

Diluted EPS – Non-GAAP	$0.48	$0.56	$1.12	$1.14

Income Taxes

The effective income tax rate on earnings before income taxes was 23.7% for the three months ended June 30, 2012 compared to 27.0% for the three months ended June 30, 2011 and 25.8% for the six months ended June 30, 2012 compared to 24.8% for the six months ended June 30, 2011. The effective tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

Noncontrolling Interest

Noncontrolling interest is primarily related to our partnerships with Sanofi for the territory covering the Americas related to Plavix* and Avapro*/Avalide* net sales. See “Item 1. Financial Statements—Note 3. Alliances and Collaborations.” The decrease in noncontrolling interest resulted from the May 2012 exclusivity loss of Plavix* in the U.S and the March 2012 exclusivity loss of Avapro*/Avalide* in the U.S. A summary of noncontrolling interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2012	2011	2012	2011
Sanofi partnerships	$249	$601	$854	$1,174
Other	4	8	9	12

Noncontrolling interest-pre-tax	253	609	863	1,186
Income taxes	90	204	319	400

Net earnings attributable to noncontrolling interest-net of taxes	$163	$405	$544	$786

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES Our net cash position was as follows:
Dollars in Millions			June 30, 2012	December 31, 2011
Cash and cash equivalents			$2,801	$5,776
Marketable securities – current			2,236	2,957
Marketable securities – non-current			3,732	2,909

Total cash, cash equivalents and marketable securities			8,769	11,642
Short-term borrowings, including current portion of long-term debt			(236)	(115)
Long-term debt			(5,209)	(5,376)

Net cash position			$3,324	$6,151

We maintain a significant level of working capital, which was approximately $4.0 billion at June 30, 2012 and $7.5 billion at December 31, 2011. In 2012 and future periods, we expect cash generated by our U.S. operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for dividends, common stock repurchases, strategic alliances and acquisitions (including our agreement to acquire Amylin as discussed below), milestone payments, working capital and capital expenditures. Historically, we have not relied on short-term borrowings to meet our liquidity needs. However, we may use short-term borrowings following the completion of the planned Amylin acquisition.

In June 2012, BMS entered into an agreement to acquire Amylin for an aggregate purchase price of $5.3 billion. BMS will also assume Amylin’s net debt and a contractual payment obligation to Eli Lilly & Company, together totaling approximately $1.7 billion. The acquisition is expected to be financed through the use of existing cash balances and borrowings, including from expansion of existing credit lines, money markets, and/or capital market transactions. Following completion of BMS’s planned acquisition of Amylin, AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca, will make a payment to Amylin, as a wholly-owned subsidiary of BMS, in the amount of approximately $3.4 billion in cash to enter into collaboration arrangements based on the framework of the existing diabetes alliance agreements, regarding the development and commercialization of Amylin’s portfolio of products. In addition, AstraZeneca has the option, exercisable at its sole discretion following the closing of the acquisition, to establish equal governance rights over certain key strategic and financial decisions regarding the collaboration, upon the payment to BMS of an additional $135 million.

Cash, cash equivalents and marketable securities held in the U.S. were approximately $5.1 billion at June 30, 2012. Most of the remaining $3.7 billion is held in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes.

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

We have a $1.5 billion five-year revolving credit facility from a syndicate of lenders which contains customary terms and conditions and is extendable on any anniversary date with the consent of the lenders. There are no financial covenants under this facility. There were no borrowings outstanding under this revolving credit facility at June 30, 2012 and December 31, 2011.

As discussed in “—Strategy” above, we lost exclusivity in the U.S. for our largest product, Plavix*, in May 2012 which has resulted in a rapid, precipitous, material decline in operating cash flow. Additional regulations in the U.S. could be passed in the future which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We also continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions in the EU will not have a material impact on our liquidity, cash flow or financial flexibility.

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our credit exposure to government-backed trade receivables in Greece, Portugal, Italy and Spain is limited by factoring receivables, deferring revenues until the collection of cash and accruing additional bad debt reserves. Our net receivables in these countries were approximately $225 million at June 30, 2012, of which approximately 75% was from government-backed entities. During 2012, counterparties in our factoring arrangements suspended factoring of receivables from Spanish government-backed entities and limited factoring of receivables from certain Italian government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $172 million in 2012 and $254 million in 2011. Our credit exposures in Europe may increase in the future due to further reductions in our factoring arrangements and the ongoing sovereign debt crisis. Sales of receivables in Japan were $321 million in 2012 and $271 million in 2011. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying asset once sold.

We continue to manage our operating cash flows with initiatives designed to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable. The following summarizes these components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	June 30, 2012	% of Trailing Twelve Month Net Sales	December 31, 2011	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,623	7.9%	$2,250	10.6%
Inventories	1,521	7.4%	1,384	6.5%
Accounts payable	(2,134)	(10.4)%	(2,603)	(12.2)%

Total	$1,010	4.9%	$1,031	4.9%

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook remains stable. Standard & Poor’s (S&P) long-term and short-term credit ratings are currently A+ and A-1+, respectively, and their long-term credit outlook remains stable. S&P upgraded our short-term credit rating from A-1 to A-1+ in May 2012. Fitch Ratings (Fitch) long-term and short-term credit ratings are currently A and F1, respectively, and their long-term credit outlook remains negative. Fitch lowered our long-term credit rating from A+ to A in July 2012. Our credit ratings are considered investment grade. These long-term ratings designate that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. These short-term ratings designate that we have the strongest capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2012	2011
Cash flow provided by/(used in):
Operating activities	$1,521	$1,574
Investing activities	(2,801)	(1,769)
Financing activities	(1,686)	(1,199)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions and tax payments in the ordinary course of business. For example, most pension contributions and employee bonuses are paid in the first quarter of the year (approximately $700 million in both 2012 and 2011). Cash of $172 million related to the Apotex damage award was received in 2012.

Investing Activities

•	Cash was used to fund the acquisition of Inhibitex for $2.5 billion in 2012.

•

Net purchases of marketable securities were $89 million in 2012 and $1.7 billion in 2011 due to the timing of additional investments in time deposits and highly-rated corporate debt securities with maturities greater than 90 days.

•	Other investing activities included litigation recoveries of $102 million in 2011.

Financing Activities

•

Dividend payments were $1.2 billion in 2012 and $1.1 billion in 2011. Dividends declared per common share totaled $0.68 for the six months ended June 30, 2012 and $0.66 for the six months ended June 30, 2011. Dividend decisions are made on a quarterly basis by our Board of Directors.

•

In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by $3.0 billion, with $3.3 billion of common stock repurchase capacity remaining as of June 30, 2012. Common stock was repurchased in the amount of $860 million in 2012 and $385 million in 2011.

•

Proceeds from stock option exercises were $314 million in 2012 and $235 million in 2011 and will vary from period to period based upon fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

•

Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the repurchase of debt were $109 million in 2012 and $78 million in 2011.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the six months ended June 30, 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2012	5,482,912	$33.35	5,477,200	$1,005
February 1 to 29, 2012	4,372,415	$32.22	4,360,900	$864
March 1 to 31, 2012	1,750,695	$32.51	—	$864

Three months ended March 31, 2012	11,606,022		9,838,100

April 1 to 30, 2012	5,613,737	$33.42	5,606,834	$677
May 1 to 31, 2012	5,876,829	$33.14	5,858,755	$483
June 1 to 30, 2012	4,912,492	$34.52	4,906,631	$3,313

Three months ended June 30, 2012	16,403,058		16,372,220

Six months ended June 30, 2012	28,009,080		26,210,320

(a)

The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(b)

In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by $3.0 billion, with $3.3 billion of common stock repurchase capacity remaining as of June 30, 2012. The repurchase program does not have an expiration date and is expected to take place over a couple of years.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10a.	Agreement and Plan of Merger, dated as of June 29, 2012, by and among Bristol-Myers Squibb Company, B&R Acquisition Company and Amylin Pharmaceuticals, Inc. (incorporated by reference herein to Exhibit 2.1 to the Form 8-K filed on July 2, 2012).
10b.	Form of Corrective Amendment to Agreements between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009.
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*

Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not owned by the Company or its subsidiaries. Erbitux is a trademark of Eli Lilly and Company; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Estrace and Ovcon are trademarks of Warner-Chilcott Company, LLC; Reglan is a trademark of Alaven Pharmaceutical LLC; Humira is a trademark of Abbott Laboratories; and Delestrogen is a trademark of JHP Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: July 25, 2012	By:	/s/ Lamberto Andreotti
Lamberto Andreotti
Chief Executive Officer

Date: July 25, 2012	By:	/s/ Charles Bancroft
Charles Bancroft
Executive Vice President and Chief Financial Officer