Form 10-Q
period 2012-09-30
BRISTOL MYERS SQUIBB CO
filed 2012-10-24
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:           1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 30, 2012, there were 1,650,688,859 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.
Controls and Procedures	46

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	46

Item 1A.
Risk Factors	46

Item 2.
Issuer Purchases of Equity Securities	46

Item 6.
Exhibits	47

Signatures	48

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2012	2011	2012	2011
Net Sales	$3,736	$5,345	$13,430	$15,790

Cost of products sold	987	1,407	3,535	4,231
Marketing, selling and administrative	1,071	1,019	3,077	2,987
Advertising and product promotion	167	205	585	672
Research and development	951	973	2,822	2,831
Impairment charge for BMS-986094 intangible asset	1,830	—	1,830	—
Provision for restructuring	29	8	71	92
Litigation expense/(recoveries)	50	—	(122)	—
Equity in net income of affiliates	(40)	(71)	(150)	(215)
Other (income)/expense	(50)	(26)	(45)	(195)

Total Expenses	4,995	3,515	11,603	10,403

Earnings/(Loss) Before Income Taxes	(1,259)	1,830	1,827	5,387
Provision for/(benefit from) income taxes	(546)	475	250	1,358

Net Earnings/(Loss)	(713)	1,355	1,577	4,029

Net Earnings/(Loss) Attributable to Noncontrolling Interest	(2)	386	542	1,172

Net Earnings/(Loss) Attributable to BMS	$(711)	$969	$1,035	$2,857

Earnings/(Loss) per Common Share Attributable to BMS
Basic	$(0.43)	$0.57	$0.62	$1.67
Diluted	$(0.43)	$0.56	$0.61	$1.66

Dividends declared per common share	$0.34	$0.33	$1.02	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in Millions

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2012	2011	2012	2011
Net Earnings/(Loss)	$(713)	$1,355	$1,577	$4,029
Other Comprehensive Income/(Loss):
Foreign currency translation	21	(40)	(1)	(12)
Foreign currency translation on net investment hedges	(21)	44	8	(13)
Derivatives qualifying as cash flow hedges, net of taxes of $9 and $(23) for the three months ended September 30, 2012 and 2011, respectively; and $(8) and $3 for the nine months ended September 30, 2012 and 2011, respectively	(26)	60	1	3
Derivatives qualifying as cash flow hedges reclassified to net earnings, net of taxes of $9 and $(9) for the three months ended September 30, 2012 and 2011, respectively; and $15 and $(16) for the nine months ended September 30, 2012 and 2011, respectively	(13)	18	(28)	31
Pension and postretirement benefits, net of taxes $(5) for the nine months ended September 30, 2012	—	—	14	—
Pension and postretirement benefits reclassified to net earnings, net of taxes of $(12) and $(11) for the three months ended September 30, 2012 and 2011, respectively; and $(35) and $(30) for the nine months ended September 30, 2012 and 2011, respectively	24	19	70	56
Available for sale securities, net of taxes of $9 and $(3) for the three months ended September 30, 2012 and 2011, respectively; and $8 and $(6) for the nine months ended September 30, 2012 and 2011, respectively	38	6	45	24
Available for sale securities reclassified to net earnings, net of taxes of $2 for the nine months ended September 30, 2012	—	—	(8)	—

Total Other Comprehensive Income/(Loss)	23	107	101	89

Comprehensive Income/(Loss)	(690)	1,462	1,678	4,118

Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	(2)	386	542	1,172

Comprehensive Income/(Loss) Attributable to Bristol-Myers Squibb Company	$(688)	$1,076	$1,136	$2,946

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

ASSETS	September 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$1,503	$5,776
Marketable securities	1,427	2,957
Receivables	2,889	3,743
Inventories	1,697	1,384
Deferred income taxes	1,339	1,200
Prepaid expenses and other	423	258

Total Current Assets	9,278	15,318

Property, plant and equipment	5,297	4,521
Goodwill	7,498	5,586
Other intangible assets	9,217	3,124
Deferred income taxes	179	688
Marketable securities	3,698	2,909
Other assets	877	824

Total Assets	$36,044	$32,970

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$751	$115
Accounts payable	2,085	2,603
Accrued expenses	2,759	2,791
Deferred income	689	337
Accrued rebates and returns	1,122	1,170
U.S. and foreign income taxes payable	193	167
Dividends payable	596	597

Total Current Liabilities	8,195	7,780

Pension, postretirement and postemployment liabilities	1,473	2,017
Deferred income	4,006	866
U.S. and foreign income taxes payable	650	573
Deferred income taxes	748	107
Other liabilities	464	384
Long-term debt	6,608	5,376

Total Liabilities	22,144	17,103

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,189 in 2012 and 5,268 in 2011, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2012 and 2011	221	220
Capital in excess of par value of stock	2,717	3,114
Accumulated other comprehensive loss	(2,944)	(3,045)
Retained earnings	32,381	33,069
Less cost of treasury stock – 558 million shares in 2012 and 515 million in 2011	(18,475)	(17,402)

Total Bristol-Myers Squibb Company Shareholders’ Equity	13,900	15,956
Noncontrolling interest	—	(89)

Total Equity	13,900	15,867

Total Liabilities and Equity	$36,044	$32,970

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net earnings	$1,577	$4,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(542)	(1,172)
Depreciation and amortization	482	482
Impairment charges	2,118	28
Deferred income taxes	(737)	273
Stock-based compensation	108	120
Other	21	(138)
Changes in operating assets and liabilities:
Receivables	643	(152)
Inventories	(135)	(150)
Accounts payable	(321)	309
Deferred income from diabetes collaboration	3,570	—
Other deferred income	100	(7)
U.S. and foreign income taxes payable	82	(20)
Other	(861)	(330)

Net Cash Provided by Operating Activities	6,105	3,272

Cash Flows From Investing Activities:
Sale and maturities of marketable securities	4,384	3,808
Purchases of marketable securities	(3,501)	(5,344)
Additions to property, plant and equipment and capitalized software	(373)	(233)
Sale of businesses and other investing activities	16	147
Purchase of businesses, net of cash acquired	(7,530)	(310)

Net Cash Used in Investing Activities	(7,004)	(1,932)

Cash Flows From Financing Activities:
Short-term borrowings/(repayments)	20	67
Proceeds from issuance of long-term debt	1,950	—
Long-term debt repayments	(2,108)	(78)
Interest rate swap terminations	2	296
Stock option exercises	397	365
Common stock repurchases	(1,911)	(859)
Dividends paid	(1,725)	(1,694)

Net Cash Used in Financing Activities	(3,375)	(1,903)

Effect of Exchange Rates on Cash and Cash Equivalents	1	1

Decrease in Cash and Cash Equivalents	(4,273)	(562)
Cash and Cash Equivalents at Beginning of Period	5,776	5,033

Cash and Cash Equivalents at End of Period	$1,503	$4,471

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. The presentation of depreciation and amortization in the consolidated statements of cash flows includes the depreciation of property, plant and equipment and the amortization of intangible assets and deferred income.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results.

The preparation of financial statements requires the use of management estimates and assumptions, based on complex judgments that are considered reasonable, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and contingent liabilities at the date of the financial statements. The most significant assumptions are employed in estimates used in determining the fair value and potential impairment of intangible assets; sales rebate and return accruals used in revenue recognition; legal contingencies; income taxes; and pension and postretirement benefits. Actual results may differ from estimated results.

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

Net sales of key products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Plavix* (clopidogrel bisulfate)	$64	$1,788	$2,498	$5,415
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	95	216	419	757
Eliquis (apixaban)	—	—	1	—
Abilify* (aripiprazole)	676	691	2,008	2,021
Reyataz (atazanavir sulfate)	363	391	1,127	1,153
Sustiva (efavirenz) Franchise	370	359	1,144	1,073
Baraclude (entecavir)	346	311	1,028	878
Erbitux* (cetuximab)	173	172	531	510
Sprycel (dasatinib)	263	211	738	576
Yervoy (ipilimumab)	179	121	495	216
Orencia (abatacept)	307	233	851	660
Nulojix (belatacept)	3	—	7	2
Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	178	127	511	320
Byetta* (exenatide)	55	—	55	—
Bydureon* (exenatide extended-release for injectable suspension)	20	—	20	—
Mature Products and All Other	644	725	1,997	2,209

Net Sales	$3,736	$5,345	$13,430	$15,790

Note 3. ALLIANCES AND COLLABORATIONS

BMS maintains alliances and collaborations with various third parties for the development and commercialization of certain products. Unless otherwise noted, operating results associated with the alliances and collaborations are generally treated as follows: product revenues from BMS sales are included in revenue; royalties, collaboration fees, profit sharing and distribution fees are included in cost of goods sold; post-approval milestone payments to partners are deferred and amortized over the useful life of the related products in cost of products sold; cost sharing reimbursements offset the intended operating expense; payments to BMS attributed to upfront, pre-approval milestone and other licensing payments are deferred and amortized over the estimated useful life of the related products in other income/expense; income and expenses attributed to a collaboration’s non-core activities, such as supply and manufacturing arrangements and compensation for opting-out of commercialization in certain countries, are included in other income/expense; partnerships and joint ventures are either consolidated or accounted for under the equity method of accounting and related cash receipts and distributions are treated as operating cash flow.

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

BMS acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results included in net earnings/(loss) attributable to noncontrolling interest. BMS recognizes net sales in this territory and in comarketing countries outside this territory (e.g. Germany, Italy for irbesartan only, Spain and Greece). Sanofi acts as the operating partner and owns a 50.1% majority controlling interest in the territory covering Europe and Asia and BMS has a 49.9% ownership interest in this territory which is included in equity in net income of affiliates.

BMS and Sanofi have a separate partnership governing the copromotion of irbesartan in the U.S. Sanofi paid BMS $350 million for their acquisition of an interest in the irbesartan license for the U.S. upon formation of the alliance.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Territory covering the Americas and Australia:
Net sales	$95	$1,936	$2,690	$5,959
Royalty expense	19	430	527	1,229
Noncontrolling interest – pre-tax	(7)	590	847	1,764
Distributions to/(from) Sanofi	(290)	523	768	1,824

Territory covering Europe and Asia:
Equity in net income of affiliates	45	75	163	226
Profit distributions to BMS	54	97	183	224

Other:
Net sales in Europe comarketing countries and other	64	68	227	213
Amortization (income)/expense – irbesartan license fee	(8)	(7)	(24)	(23)
Supply activities and development and opt-out royalty (income)/expense	(53)	6	(98)	21

Dollars in Millions			September 30, 2012	December 31, 2011
Investment in affiliates – territory covering Europe and Asia			$17	$37
Deferred income – irbesartan license fee			5	29

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$248	$364	$886	$1,125
Gross profit	132	161	402	501
Net income	116	131	358	413

In September 2012, BMS and Sanofi restructured the terms of the codevelopment and cocommercialization agreements discussed above. Effective as of January 1, 2013, subject in certain countries to the receipt of regulatory approvals, Sanofi will assume the worldwide operations of the alliance with the exception of Plavix* for the U.S. and Puerto Rico. The alliance for Plavix* in these two markets will continue unchanged through December 2019 under the same terms as in the original alliance arrangements. In exchange for the rights being assumed by Sanofi, BMS will receive quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018. All ongoing disputes between the companies have been resolved, including a one-time payment of $80 million by BMS to Sanofi related to the Avalide* supply disruption in the U.S. in 2011 (accrued for in 2011).

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

BMS and Otsuka also have an oncology collaboration for Sprycel and Ixempra (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU. The Company pays a collaboration fee to Otsuka equal to 30% of the first $400 million annual net sales of the Oncology Products in the Oncology Territory (U.S., Japan and Europe), 5% of annual net sales between $400 million and $600 million, and 3% of annual net sales between $600 million and $800 million with additional trailing percentages of annual net sales over $800 million. Annually, Otsuka contributes 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million. In addition, Otsuka has the right to co-promote Sprycel in the U.S., Japan, and the top five markets in the EU.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Abilify* net sales, including amortization of extension payment	$676	$691	$2,008	$2,021
Oncology Products collaboration fee expense	36	30	103	100
Royalty expense	18	18	55	52
Commercialization expense reimbursement to/(from) Otsuka	(2)	(15)	(34)	(37)
Amortization (income)/expense – extension payment	16	16	49	49
Amortization (income)/expense – upfront, milestone and other licensing payments	1	1	5	5

Dollars in Millions			September 30, 2012	December 31, 2011
Other assets – extension payment			$170	$219
Other intangible assets – upfront, milestone and other licensing payments			—	5

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Lilly through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of Erbitux* and necitumumab (IMC-11F8) in the U.S. which expires as to Erbitux* in September 2018. BMS also has codevelopment and copromotion rights to both products in Canada and Japan. Erbitux* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Under the EGFR agreement, with respect to Erbitux* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly.

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

BMS is amortizing $500 million of license acquisition costs associated with the EGFR commercialization agreement through 2018.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$173	$172	$531	$510
Distribution fees and royalty expense	71	72	220	212
Research and development expense reimbursement to Lilly – necitumumab	5	4	13	10
Amortization (income)/expense – upfront, milestone and other licensing payments	9	9	28	28
Commercialization expense reimbursements to/(from) Lilly	(4)	(9)	(14)	(12)
Japan commercialization profit sharing (income)/expense	(9)	(9)	(28)	(24)

Dollars in Millions	September 30, 2012	December 31, 2011
Other intangible assets – upfront, milestone and other licensing payments	$221	$249

BMS acquired Amylin Pharmaceuticals, Inc. (Amylin) on August 8, 2012 (see “—Note 4. Acquisitions” for further information). Amylin had previously entered into a settlement and termination agreement with Lilly regarding their collaboration for the global development and commercialization of Byetta* and Bydureon* (exenatide products) under which the parties agreed to transition full responsibility of these products to Amylin. Although the transition of the U.S. operations was completed, Lilly had not yet transitioned the non-U.S. operations to Amylin. In September 2012, BMS provided notification to Lilly that BMS will assume essentially all non-U.S. operations of the exenatide products during the first half of 2013 and therefore terminate Lilly’s exclusive right to non-U.S. commercialization of the exenatide products, subject to certain regulatory and other conditions. BMS is responsible for any non-U.S. losses incurred by Lilly during 2012 and 2013 up to a maximum of $60 million and is entitled to tiered royalties until the transition is complete.

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

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$305	$289	$950	$858
Equity in net loss of affiliates	(6)	(3)	(14)	(11)

AstraZeneca

BMS and AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca, entered into a collaboration regarding the worldwide development and commercialization of Amylin’s portfolio of products. The arrangement is based on the framework of the existing diabetes alliance agreements discussed further below, including the equal sharing of profits and losses arising from the collaboration. AstraZeneca has indicated its intent to establish equal governance rights over certain key strategic and financial decisions regarding the collaboration pending required anti-trust approvals in certain international markets.

BMS received preliminary proceeds of $3.8 billion from AstraZeneca as consideration for entering into the collaboration during the current period, including $190 million which is included in accrued expenses and expected to be reimbursed back to AstraZeneca. The remaining $3.6 billion was accounted for as deferred income and is amortized as a reduction to cost of products sold on a pro-rata basis over the estimated useful lives of the related long-lived assets assigned in the purchase price allocation (primarily intangible assets with a weighted-average estimated useful life of 12 years and property, plant and equipment with a weighted-average estimated useful life of 15 years). The net proceeds that BMS will receive from AstraZeneca as consideration for entering into the collaboration are subject to certain other adjustments including the right to receive an additional $135 million when AstraZeneca exercises its option for equal governance rights.

BMS and AstraZeneca agreed to share in certain tax attributes related to the Amylin collaboration. The preliminary proceeds of $3.8 billion that BMS received from AstraZeneca included $207 million related to sharing of certain tax attributes.

In addition, BMS continues to maintain two worldwide codevelopment and cocommercialization agreements with AstraZeneca for Onglyza, Kombiglyze XR (saxagliptin and metformin hydrochloride extended-release), Komboglyze (saxagliptin and metformin immediate-release marketed in the EU) and Forxiga (dapagliflozin). The agreements for saxagliptin exclude Japan which is not covered by the alliance. Onglyza, Kombiglyze and Komboglyze are indicated for use in the treatment of diabetes. In this document unless specifically noted, we refer to both Kombiglyze and Komboglyze as Kombiglyze. Forxiga is currently being studied for the treatment of diabetes. Onglyza and Forxiga were discovered by BMS. Kombiglyze was codeveloped with AstraZeneca. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs, with the exception of Forxiga development costs in Japan, which are borne by AstraZeneca. BMS manufactures both products. BMS has opted to decline involvement in cocommercialization for both products in certain countries not in the BMS global commercialization network and instead receives compensation based on net sales recorded by AstraZeneca in these countries. Opt-out compensation recorded by BMS was not material in the three and nine months ended September 30, 2012.

BMS received $300 million in upfront, milestone and other licensing payments related to saxagliptin as of September 30, 2012 and $170 million in upfront, milestone and other licensing payments related to dapagliflozin as of September 30, 2012.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$266	$127	$599	$320
Profit sharing expense	118	58	268	148
Commercialization expense reimbursements to/(from) AstraZeneca	(43)	(11)	(62)	(30)
Research and development expense reimbursements to/(from) AstraZeneca	(17)	4	(7)	33
Amortization (income)/expense – upfront, milestone and other licensing payments recognized in:
Cost of products sold	(50)	—	(50)	—
Other (income)/expense	(9)	(10)	(30)	(28)
Upfront, milestone and other licensing payments received:
Amylin-related products	3,570	—	3,570	—
Dapagliflozin	—	—	—	120

Dollars in Millions			September 30, 2012	December 31, 2011
Deferred income – upfront, milestone and other licensing payments:
Amylin-related products			$3,520	$—
Saxagliptin			213	230
Dapagliflozin			129	142

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by BMS for the prevention and treatment of atrial fibrillation and other arterial thrombotic conditions. Pfizer funds 60% of all development costs under the initial development plan effective January 1, 2007. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize Eliquis alone and will pay compensation to BMS based on a percentage of net sales. BMS manufactures the product globally.

BMS has received $559 million in upfront, milestone and other licensing payments for Eliquis as of September 30, 2012.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Net sales	$—	$—	$1	$—
Commercialization expense reimbursement to/(from) Pfizer	(6)	(2)	(14)	(5)
Research and development reimbursements to/(from) Pfizer	(1)	(16)	10	(74)
Amortization (income)/expense – upfront, milestone and other licensing payments	(10)	(8)	(29)	(24)

Dollars in Millions			September 30, 2012	December 31, 2011
Deferred income – upfront, milestone and other licensing payments			$405	$434

Note 4. ACQUISITIONS

Amylin Pharmaceuticals, Inc. Acquisition

On August 8, 2012, BMS completed its acquisition of the outstanding shares of Amylin, a biopharmaceutical company focused on the discovery, development and commercialization of innovative medicines to treat diabetes and other metabolic diseases. Acquisition costs of $29 million were included in other expenses.

BMS obtained full U.S. commercialization rights to Amylin’s two primary commercialized assets, Bydureon*, a once-weekly diabetes treatment and Byetta*, a daily diabetes treatment, both of which are glucagon-like peptide-1 (GLP-1) receptor agonists approved in certain countries to improve glycemic control in adults with type 2 diabetes. BMS also obtained full commercialization rights to Symlin* (pramlintide acetate), an amylinomimetic approved in the U.S. for adjunctive therapy to mealtime insulin to treat diabetes. Goodwill generated from this acquisition was primarily attributed to the expansion of our diabetes franchise.

The fair value of acquired intangible assets, including in-process research and development (IPRD), was estimated utilizing the income method which risk adjusted the expected future net cash flows estimated to be generated from the compounds based upon estimated probabilities of technical and regulatory success (PTRS). All acquired intangible assets were valued utilizing a global view that considered all potential jurisdictions and indications. Actual cash flows are likely to be different than those assumed.

IPRD was attributed to metreleptin, an analog of the human hormone leptine being studied and developed for the treatment of diabetes and/or hypertriglyceridemia in pediatric and adult patients with inherited or acquired lipodystrophy. The estimated useful life and the cash flows utilized to value metreleptin assumed initial positive cash flows to commence shortly after the expected receipt of regulatory approvals, subject to trial results.

The results of Amylin’s operations are included in the consolidated financial statements from August 9, 2012.

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

The fair value of IPRD was estimated utilizing the income method which risk adjusted the expected future net cash flows estimated to be generated from the compounds based upon estimated PTRS and a global view that considered all potential jurisdictions and indications.

IPRD was primarily attributed to INX-189. INX-189 was expected to be most effective when used in combination therapy and it was assumed all market participants would inherently maintain franchise synergies attributed to maximizing the cash flows of their existing virology pipeline assets. The cash flows utilized to value INX-189 included such synergies and also assumed initial positive cash flows to commence shortly after the expected receipt of regulatory approvals, subject to trial results.

In August 2012, the Company discontinued development of INX-189 in the interest of patient safety. As a result, the Company recognized a non-cash, pre-tax impairment charge of $1.8 billion related to the IPRD intangible asset in the third quarter of 2012. For further information discussion of the impairment charge, see “—Note 12. Goodwill and Other Intangible Assets.”

The results of Inhibitex’s operations are included in the consolidated financial statements from February 13, 2012.

Significant estimates utilized at the time of the valuations to support the fair values of the commercial assets and compounds within the acquisitions include:

Dollars in Millions	Fair value	Discount rate utilized	Estimated useful life (in years)	Phase of Development as of acquisition date	PTRS Rate utilized	Year of first projected positive cash flow
Commercialized products:
Bydureon*	$5,240	11.1%	13	N/A	N/A	N/A
Byetta*	750	10.0%	7	N/A	N/A	N/A
Symlin*	300	10.0%	9	N/A	N/A	N/A
IPRD:
BMS-986094 (formerly INX-189)	1,830	12.0%	11	Phase II	38%	2017
Metreleptin	370	12.0%	12	Phase III	75%	2014

The components of the cash paid to acquire Amylin and Inhibitex were as follows:

Dollars in Millions	Amylin	Inhibitex
Total consideration transferred	$5,218	$2,539
Stock-based compensation expense	94	—

Total cash paid	$5,312	$2,539

The preliminary purchase price allocation for Amylin (pending final valuation of intangible assets and deferred income taxes) and the final purchase price allocation for Inhibitex were as follows:

Dollars in Millions
Identifiable net assets:	Amylin	Inhibitex
Cash	$179	$46
Marketable securities	108	17
Inventory	178	—
Property, plant and equipment	773	—
Developed technology rights	6,290	—
IPRD	370	1,875
Other assets	136	—
Debt obligations	(2,020)	(23)
Other liabilities	(339)	(10)
Deferred income taxes	(1,156)	(579)

Total identifiable net assets	4,519	1,326

Goodwill	$699	$1,213

Cash paid for the acquisition of Amylin included payments of $5,093 million to its outstanding common stockholders and $219 million to holders of its stock options and restricted stock units (including $94 million attributed to accelerated vesting that was accounted for as stock compensation expense in the third quarter of 2012).

Pro forma supplemental financial information is not provided as the impacts of the acquisitions were not material to operating results in the year of acquisition. Goodwill, IPRD and all intangible assets valued in these acquisitions are non-deductible for tax purposes.

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Employee termination benefits	$21	$4	$56	$72
Other exit costs	8	4	15	20

Provision for restructuring	$29	$8	$71	$92

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 185 and 50 for the three months ended September 30, 2012 and 2011, respectively, and approximately 480 and 700 for the nine months ended September 30, 2012 and 2011, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

	Nine Months Ended September 30,
Dollars in Millions	2012	2011
Liability at January 1	$77	$126

Charges	77	94
Changes in estimates	(6)	(2)

Provision for restructuring	71	92
Foreign currency translation	(1)	1
Amylin acquisition	26	—
Spending	(66)	(119)

Liability at September 30	$107	$100

Note 6. INCOME TAXES

The effective tax benefit rate was 43.4% on the pretax loss during the third quarter of 2012 compared to an effective tax rate of 26.0% on pretax earnings during the third quarter of 2011. The effective income tax rates were 13.7% and 25.2% during the nine months ended September 30, 2012 and 2011, respectively. The overall tax benefit rate of 43.4% attributed to the pretax loss in the current quarter was due to the mix of earnings in low tax jurisdictions and pretax loss in the higher U.S. tax jurisdiction resulting from a $1,830 million intangible asset impairment charge. The impact of the impairment charge reduced the effective tax rate by 11 percentage points during the nine months ended September 30, 2012. The effective tax rate is typically lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. If these earnings are repatriated to the U.S. in the future, or if it was determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows.

The decrease in the effective tax rate in the nine months ended September 30, 2012 was due to:

•	Favorable earnings mix between high and low tax jurisdictions primarily attributed to the $1,830 million IPRD impairment charge in the U.S.

Partially offset by:

•	Lower tax benefits from contingent tax matters ($30 million charge in 2012 and $75 million benefit in 2011);

•	An unfavorable impact on the current year rate from the research and development tax credit, which was not extended as of September 30, 2012; and

•	Changes in prior period estimates upon finalizing U.S. tax returns resulting in a $54 million benefit in 2011.

BMS is currently under examination by a number of tax authorities which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2012 could decrease in the range of approximately $20 million to $50 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS/(LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2012	2011	2012	2011
Net Earnings/(Loss) Attributable to BMS	$(711)	$969	$1,035	$2,857
Earnings attributable to unvested restricted shares	—	(2)	(1)	(6)

Net Earnings/(Loss) Attributable to BMS common shareholders	$(711)	$967	$1,034	$2,851

Earnings/(Loss) per share – basic	$(0.43)	$0.57	$0.62	$1.67

Weighted-average common shares outstanding – basic	1,666	1,698	1,679	1,703
Contingently convertible debt common stock equivalents	—	1	1	1
Incremental shares attributable to share-based compensation plans	—	16	17	13

Weighted-average common shares outstanding – diluted	1,666	1,715	1,697	1,717

Earnings/(Loss) per share – diluted	$(0.43)	$0.56	$0.61	$1.66

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	11	2	28

Contingently convertible debt common stock equivalents and incremental shares attributable to share-based compensation plans of 17 million were excluded from the per share calculation for the three months ended September 30, 2012 because of the net loss in that period.

Note 8. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, debt instruments and derivatives. Due to their short-term maturity, the carrying amount of account receivables and payables approximate fair value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

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

Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, commercial paper, Federal Deposit Insurance Corporation (FDIC) insured debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, equity funds, fixed income funds and long-term debt. Additionally, certain corporate debt securities utilize a third-party matrix-pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of September 30, 2012. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) and Euro Interbank Offered Rate (EURIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. Valuation models for the Auction Rate Security (ARS) and Floating Rate Security (FRS) portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of the ARS was determined using an internally developed valuation which was based in part on indicative bids received on the underlying assets of the security and other evidence of fair value. The ARS is a private placement security rated ‘BBB’ by Standard and Poor’s and represents interests in insurance securitizations. Due to the current lack of an active market for the FRS and the general lack of transparency into its underlying assets, other qualitative analysis is relied upon to value the FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital market liquidity.

Available-For-Sale Securities and Cash Equivalents

The following table summarizes available-for-sale securities at September 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Gain/(Loss) in Income	Fair Value	Fair Value
Dollars in Millions						Level 1	Level 2	Level 3
September 30, 2012
Marketable Securities
Certificates of Deposit	$121	$—	$—	$—	$121	$—	$121	$—
Corporate Debt Securities	4,337	94	—	—	4,431	—	4,431	—
Commercial Paper	240	—	—	—	240	—	240	—
U.S. Treasury Securities	150	1	—	—	151	151	—	—
FDIC Insured Debt Securities	50	—	—	—	50	—	50	—
Equity Funds	51	—	—	5	56	—	56	—
Fixed Income Funds	46	—	—	1	47	—	47	—
ARS	9	1	—	—	10	—	—	10
FRS	21	—	(2)	—	19	—	—	19

Total Marketable Securities	$5,025	$96	$(2)	$6	$5,125	$151	$4,945	$29

December 31, 2011
Marketable Securities
Certificates of Deposit	$1,051	$—	$—	$—	$1,051	$—	$1,051	$—
Corporate Debt Securities	2,908	60	(3)	—	2,965	—	2,965	—
Commercial Paper	1,035	—	—	—	1,035	—	1,035	—
U.S. Treasury Securities	400	2	—	—	402	402	—	—
FDIC Insured Debt Securities	302	1	—	—	303	—	303	—
ARS	80	12	—	—	92	—	—	92
FRS	21	—	(3)	—	18	—	—	18

Total Marketable Securities	$5,797	$75	$(6)	$—	$5,866	$402	$5,354	$110

The following table summarizes the classification of available for sale securities in the consolidated balance sheet:

Dollars in Millions	September 30, 2012	December 31, 2011
Current Marketable Securities	$1,427	$2,957
Non-current Marketable Securities	3,698	2,909

Total Marketable Securities	$5,125	$5,866

Money market funds and other securities aggregating $1,203 million and $5,469 million at September 30, 2012 and December 31, 2011, respectively, were included in cash and cash equivalents and valued using Level 2 inputs. At September 30, 2012, $3,688 million of non-current available for sale corporate debt securities and FRS mature within five years.

The change in fair value for the investments in equity and fixed income funds are recognized in the results of operations and are designed to offset the changes in fair value of certain employee retirement benefits.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2012	2011
Fair value at January 1	$110	$110
Sales	(81)	—

Fair value at September 30	$29	$110

Qualifying Hedges

The following table summarizes the fair value of outstanding derivatives:

		September 30, 2012		December 31, 2011
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$573	$154	$579	$135
Foreign currency forward contracts	Other assets	953	47	1,347	88
Foreign currency forward contracts	Accrued expenses	993	(23)	480	(29)

Cash Flow Hedges—Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive income (OCI) and recognized in earnings when the hedged item affects earnings. As of September 30, 2012, significant outstanding foreign currency forward contracts were primarily attributed to Euro and Japanese yen foreign currency forward contracts in the notional amount of $1,130 million and $504 million, respectively.

The net gain on foreign currency forward contracts qualifying for cash flow hedge accounting is expected to be reclassified to cost of products sold within the next two years, including $33 million of pre-tax gains to be reclassified within the next 12 months. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three and nine months ended September 30, 2012 and 2011.

Net Investment Hedges—Non-U.S. dollar borrowings of €541 million ($698 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long-term debt.

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

The adjustment to debt from interest rate swaps that qualify as fair value hedges and other items was as follows:

Dollars in Millions	September 30, 2012	December 31, 2011
Principal Value	$6,601	$4,669
Adjustments to Principal Value:
Fair value of interest rate swaps	154	135
Unamortized basis adjustment from swap terminations	528	594
Unamortized bond discounts	(56)	(22)

Total	$7,227	$5,376

Current portion of long-term debt	$619	$—
Long-term debt	6,608	5,376

During the three months ended September 30, 2012, $2.0 billion of senior unsecured notes were issued: $750 million in aggregate principal amount of 0.875% Notes due 2017, $750 million in aggregate principal amount of 2.000% Notes due 2022 and $500 million in aggregate principal amount of 3.250% Notes due 2042 in a registered public offering. Interest on the notes will be paid semi-annually on each February 1 and August 1 beginning February 1, 2013. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time at a predetermined redemption price. The net proceeds of the note issuances were $1,950 million, which is net of a discount of $36 million and deferred loan issuance costs of $14 million.

Commercial paper was issued and matured during the three months ended September 30, 2012 with an average amount outstanding of $526 million at a weighted-average interest rate of 0.15%. There were no commercial paper borrowings at September 30, 2012.

Substantially all of the $2.0 billion debt obligations assumed in the acquisition of Amylin were repaid during the three months ended September 30, 2012, including a promissory note with Lilly with respect to a revenue sharing obligation and Amylin senior notes due 2014.

Debt repurchase activity was as follows:

	Nine Months Ended September 30,
Dollars in Millions	2012	2011
Principal amount	$2,052	$71
Carrying value	2,081	88
Repurchase price	2,108	78
Notional amount of interest rate swaps terminated	6	34
Swap termination proceeds	2	6
Total (gain)/loss	27	(10)

The fair value of debt was $8,350 million at September 30, 2012 and $6,406 million at December 31, 2011 and was valued using Level 2 inputs. Interest payments were $125 million and $52 million for the nine months ended September 30, 2012 and 2011, respectively, net of amounts related to interest rate swap contracts.

In July 2012, BMS entered into a new $1.5 billion five year revolving credit facility. There are no financial covenants under the new facility. This revolving credit facility is in addition to the Company’s existing $1.5 billion revolving credit facility which was established in September 2011 with a syndicate of lenders. There were no borrowings under either revolving credit facility at September 30, 2012 and December 31, 2011.

Note 9. RECEIVABLES

Receivables include:

Dollars in Millions	September 30, 2012	December 31, 2011
Trade receivables	$1,844	$2,397
Less allowances	(110)	(147)

Net trade receivables	1,734	2,250
Alliance partners receivables	755	1,081
Prepaid and refundable income taxes	202	256
Miscellaneous receivables	198	156

Receivables	$2,889	$3,743

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $1,081 million and $901 million at September 30, 2012 and December 31, 2011, respectively. For additional information regarding alliance partners, see “—Note 3. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $734 million and $806 million for the nine months ended September 30, 2012 and 2011, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 39% and 55% of total trade receivables at September 30, 2012 and December 31, 2011, respectively.

Note 10. INVENTORIES

Inventories include:

Dollars in Millions	September 30, 2012	December 31, 2011
Finished goods	$533	$478
Work in process	868	646
Raw and packaging materials	296	260

Inventories	$1,697	$1,384

Inventories of $374 million expected to remain on-hand beyond one year were included in non-current assets (including $29 million of inventories at risk). The status of the regulatory approval process and the probability of future sales were considered in assessing the recoverability of these costs.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	September 30, 2012	December 31, 2011
Land	$114	$137
Buildings	4,897	4,545
Machinery, equipment and fixtures	3,648	3,437
Construction in progress	623	262

Gross property, plant and equipment	9,282	8,381
Less accumulated depreciation	(3,985)	(3,860)

Property, plant and equipment	$5,297	$4,521

Depreciation expense was $274 million and $333 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 12. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the nine months ended September 30, 2012 were as follows:

Dollars in Millions
Balance at January 1, 2012	$5,586
Inhibitex acquisition	1,213
Amylin acquisition	699

Balance at September 30, 2012	$7,498

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

At September 30, 2012 and December 31, 2011, other intangible assets consisted of the following:

		September 30, 2012			December 31, 2011
Dollars in Millions	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	2 – 15 years	$1,178	$526	$652	$1,218	$443	$775
Developed technology rights	7 – 15 years	8,777	1,439	7,338	2,608	1,194	1,414
Capitalized software	3 – 10 years	1,189	919	270	1,147	857	290

Total finite-lived intangible assets		11,144	2,884	8,260	4,973	2,494	2,479

IPRD		957	—	957	645	—	645

Total other intangible assets		$12,101	$2,884	$9,217	$5,618	$2,494	$3,124

The changes in the carrying amount of other intangible assets for the nine months ended September 30, 2012 and 2011 were as follows:

Dollars in Millions	2012	2011
Other intangible assets carrying amount at January 1	$3,124	$3,370
Capitalized software and other additions	44	54
Acquisitions	8,535	160
Amortization expense	(394)	(261)
Impairment charges	(2,092)	(30)
Other	—	(97)

Other intangible assets, net carrying amount at September 30	$9,217	$3,196

Annual amortization expense of other intangible assets is expected to be approximately $650 million in 2012, $900 million in 2013, $900 million in 2014, $800 million in 2015, $800 million in 2016 and an aggregate $4.6 billion beyond 2016.

On August 23, 2012, BMS announced that it has discontinued development of BMS-986094 (formerly known as INX-189), a nucleotide polymerase (NS5B) inhibitor that was in Phase II development for the treatment of hepatitis C. The decision was made in the interest of patient safety, based on a rapid, thorough and ongoing assessment of patients in a Phase II study that was voluntarily suspended on August 1, 2012. BMS acquired BMS-986094 with its acquisition of Inhibitex in February 2012. As a result of the termination of this development program, BMS recognized a $1,830 million pre-tax impairment charge related to the IPRD intangible asset.

Note 13. DEFERRED INCOME

Deferred income includes:

Dollars in Millions	September 30, 2012	December 31, 2011
Upfront, milestone and other licensing payments	$4,311	$882
Atripla* deferred revenue	211	113
Gain on sale-leaseback transactions	104	120
Other	69	88

Total deferred income	$4,695	$1,203

Current portion	$689	$337
Non-current portion	4,006	866

For further information pertaining to upfront, milestone and other licensing payments, including $3.6 billion of proceeds received from AstraZeneca related to the Amylin collaboration during the third quarter of 2012, see “—Note 3. Alliances and Collaborations.”

Amortization of deferred income was $186 million and $112 million for the nine months ended September 30, 2012 and 2011.

Note 14. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2011	2,205	$220	$3,682	$31,636	501	$(17,454)	$(75)
Net earnings attributable to BMS	—	—	—	2,857	—	—	—
Cash dividends declared	—	—	—	(1,696)	—	—	—
Stock repurchase program	—	—	—	—	30	(858)	—
Employee stock compensation plans	—	—	(456)	—	(20)	923	—
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	1,781
Distributions	—	—	—	—	—	—	(1,842)

Balance at September 30, 2011	2,205	$220	$3,226	$32,797	511	$(17,389)	$(136)

Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings attributable to BMS	—	—	—	1,035	—	—	—
Cash dividends declared	—	—	—	(1,723)	—	—	—
Stock repurchase program	—	—	—	—	58	(1,914)	—
Employee stock compensation plans	3	1	(397)	—	(15)	841	—
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	854
Distributions	—	—	—	—	—	—	(765)

Balance at September 30, 2012	2,208	$221	$2,717	$32,381	558	$(18,475)	$—

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by $3.0 billion. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and is expected to take place over a couple of years. It may be suspended or discontinued at any time.

Noncontrolling interest is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of Plavix*. Net earnings attributable to noncontrolling interest are presented net of a tax benefit of $2 million and taxes of $209 million for the three months ended September 30, 2012 and 2011, respectively, and taxes of $318 million and $609 million for the nine months ended September 30, 2012 and 2011, respectively, in the consolidated statements of earnings with a corresponding increase or decrease to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The accumulated balances related to each component of other comprehensive income/(loss) (OCI), net of taxes, were as follows:

Dollars in Millions	Foreign Currency Translation	Derivatives Qualifying as Effective Hedges	Pension and Other Postretirement Benefits	Available for Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance at January 1, 2011	$(222)	$(20)	$(2,163)	$34	$(2,371)
Other comprehensive income/(loss)	(25)	34	56	24	89

Balance at September 30, 2011	$(247)	$14	$(2,107)	$58	$(2,282)

Balance at January 1, 2012	$(238)	$36	$(2,905)	$62	$(3,045)
Other comprehensive income/(loss)	7	(27)	84	37	101

Balance at September 30, 2012	$(231)	$9	$(2,821)	$99	$(2,944)

Note 15. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2012	2011	2012	2011	2012	2011	2012	2011
Service cost – benefits earned during the year	$7	$11	$1	$2	$24	$32	$5	$6
Interest cost on projected benefit obligation	79	83	5	7	237	253	16	20
Expected return on plan assets	(125)	(116)	(6)	(7)	(377)	(349)	(19)	(20)
Amortization of prior service cost/(benefit)	(1)	—	—	(1)	(2)	—	(1)	(2)
Amortization of net actuarial loss	32	28	2	2	97	85	8	5
Curtailments	—	—	—	—	—	(1)	—	—
Settlements	3	2	—	—	3	—	—	—

Total net periodic benefit cost	$(5)	$8	$2	$3	$(18)	$20	$9	$9

Contributions to the U.S. pension plans are expected to be approximately $340 million during 2012, of which $323 million was contributed in the nine months ended September 30, 2012. Contributions to the international plans are expected to range from $65 million to $80 million in 2012, of which $49 million was contributed in the nine months ended September 30, 2012.

The expense attributed to defined contribution plans in the U.S. was $47 million for both the three months ended September 30, 2012 and 2011, and $143 million and $133 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Stock options	$(1)	$7	$4	$20
Restricted stock	9	19	46	59
Market share units	4	6	17	17
Long-term performance awards	14	7	41	24
Amylin stock options and restricted stock units (See Note 4)	94	—	94	—

Total stock-based compensation expense	$120	$39	$202	$120

Income tax benefit	$38	$13	$66	$41

The acceleration of unvested stock options and restricted stock units in connection with the acquisition of Amylin resulted in stock-based compensation expense for the three and nine months ended September 30, 2012.

In the nine months ended September 30, 2012, 3.0 million restricted stock units, 1.1 million market share units and 1.7 million long-term performance share units were granted. The weighted-average grant date fair value for restricted stock units, market share units and long-term performance share units granted during the nine months ended September 30, 2012 was $32.70, $31.85 and $32.33, respectively.

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

Total compensation costs related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at September 30, 2012 were as follows:

Dollars in Millions	Stock Options	Restricted Stock	Market Share Units	Long-Term Performance Awards
Unrecognized compensation cost	$4	$165	$39	$42
Expected weighted-average period in years of compensation cost to be recognized	0.4	2.8	2.9	1.4

Note 17. LEGAL PROCEEDINGS AND CONTINGENCIES

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

OTHER INTELLECTUAL PROPERTY LITIGATION

Abilify*

As previously disclosed, Otsuka has filed patent infringement actions against Teva, Barr Pharmaceuticals, Inc. (Barr), Sandoz Inc. (Sandoz), Synthon Laboratories, Inc (Synthon), Sun Pharmaceuticals (Sun), Zydus Pharmaceuticals USA, Inc. (Zydus), and Apotex relating to U.S. Patent No. 5,006,528, (‘528 Patent) which covers aripiprazole and expires in April 2015 (including the additional six-month pediatric exclusivity period). Aripiprazole is comarketed by the Company and Otsuka in the U.S. as Abilify*. A non-jury trial in the U.S. District Court for the District of New Jersey (NJ District Court) against Teva/Barr and Apotex was completed in August 2010. In November 2010, the NJ District Court upheld the validity and enforceability of the ‘528 Patent, maintaining the main patent protection for Abilify* in the U.S. until April 2015. The NJ District Court also ruled that the defendants’ generic aripiprazole product infringed the ‘528 Patent and permanently enjoined them from engaging in any activity that infringes the ‘528 Patent, including marketing their generic product in the U.S. until after the patent (including the six-month pediatric extension) expires. Sandoz, Synthon, Sun and Zydus are also bound by the NJ District Court’s decision. In December 2010, Teva/Barr and Apotex appealed this decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). In May 2012, the Federal Circuit affirmed the NJ District Court’s decision. In June 2012, Apotex filed a petition for rehearing en banc which was denied.

Atripla*

In April 2009, Teva filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva and Gilead’s Truvada*. As of this time, the Company’s U.S. patent rights covering Sustiva’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. Atripla* is the product of a joint venture between the Company and Gilead. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla*. Trial is expected in 2013. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

Baraclude

In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244, which expires in 2015. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva for infringement of the listed patent covering Baraclude, which triggered an automatic 30-month stay of approval of Teva’s aNDA. A trial took place in mid-October 2012 and the Company is currently awaiting a decision. If Teva were to prevail, there could be a significant impact on sales of Baraclude in the U.S. In June 2012, the Company filed a patent infringement lawsuit against Sandoz following the receipt of a Paragraph IV certification letter challenging the same Orange-Book listed patent. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

Sprycel

In September 2010, Apotex filed an aNDA to manufacture and market generic versions of Sprycel. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for Sprycel, including the composition of matter patent. In November 2010, the Company filed a patent infringement lawsuit in the NJ District Court against Apotex for infringement of the four Orange Book listed patents covering Sprycel, which triggered an automatic 30-month stay of approval of Apotex’s aNDA. In October 2011, the Company received a Paragraph IV notice letter from Apotex informing the Company that it is seeking approval of generic versions of the 80 mg and 140 mg dosage strengths of Sprycel and challenging the same four Orange Book listed patents. In November 2011, BMS filed a patent infringement suit against Apotex on the 80 mg and 140 mg dosage strengths in the NJ District Court. This case has been consolidated with the suit filed in November 2010. Trial is currently scheduled for September 2013. Discovery in this matter is ongoing. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.

Sustiva—EU

In January 2012, Teva obtained a European marketing authorization for Efavirenz Teva 600 mg tablets. In February 2012, the Company and Merck filed lawsuits and requests for injunctions against Teva in the Netherlands, Germany and the U.K. for infringement of Merck’s European Patent No. 0582455 and Supplementary Protection Certificates expiring in November 2013. As of September 2012, requests for injunctions have been granted in the U.K. and denied in the Netherlands and Germany. The Company and Merck have are appealing the denial of injunctions in the Netherlands. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the California Court of Appeal’s judgment and the matter was remanded to the California Superior Court for further proceedings. In March 2011, the defendants’ motion for summary judgment was granted and judgment was entered in favor of the defendants. The plaintiffs appealed that decision and the California Court of Appeals affirmed summary judgment for the defendants. In October 2012, the plaintiffs filed a petition seeking review by the California Supreme Court, which is pending. It is not possible at this time to determine the outcome of the appeal.

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

In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix* patent litigation. Discovery has concluded. The Company and Sanofi have moved for summary judgment.

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

Abilify* Co-Pay Assistance Litigation

In March 2012, the Company and its partner Otsuka were named as co-defendants in a putative class action lawsuit filed by union health and welfare funds in the SDNY. Plaintiffs are challenging the legality of the Abilify* co-pay assistance program under the Federal Antitrust and the Racketeer Influenced and Corrupt Organizations laws, and seeking damages. The Company and Otsuka have filed a motion to dismiss the complaint. It is not possible at this time to reasonably assess the outcome of this litigation or its potential impact on the Company.

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in four state attorneys general suits pending in state courts around the country. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has moved to vacate the decision and the Commonwealth has moved for a judgment notwithstanding the verdict, which the Commonwealth Court denied. The Company has appealed the decision to the Pennsylvania Supreme Court. The Company has reached agreements in principle to resolve the suits brought by the Mississippi and Louisiana Attorneys General.

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

Plavix*

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, more than 2,000 claims are filed in state and federal courts in various states including California, Illinois, New Jersey, New York, Alabama, Iowa and Pennsylvania. The defendants terminated the previously disclosed tolling agreement effective as of September 1, 2012. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Reglan*

The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 2,700 plaintiffs, claiming personal injury allegedly sustained after using Reglan* or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company. The resolution of these pending lawsuits is not expected to have a material impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (Estrace*, Estradiol, Delestrogen* and Ovcon*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs. As of October 2012, the Company remains a defendant in approximately 35 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.

Byetta*

Amylin, now a wholly-owned subsidiary of the Company (see “—Note 4. Acquisitions”), and Lilly are co-defendants in product liability litigation related to Byetta*. As of September 30, 2012, there were approximately 100 separate lawsuits pending on behalf of approximately 555 plaintiffs in various courts in the U.S. The vast majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatitis, and, in some cases, claiming alleged wrongful death. Of these, the Company has agreed in principle to resolve the claims of approximately 200 plaintiffs. The vast majority of cases are pending in California state court, where the Judicial Council has granted Amylin’s petition for a “coordinated proceeding” for all California state court cases alleging harm from the alleged use of Byetta*. Amylin and Lilly are currently scheduled for trial in two separate single plaintiff cases for the first half of 2013, the first of which is currently scheduled to begin in February. We cannot reasonably predict the outcome of any lawsuit, claim or proceeding. However, given that Amylin has product liability insurance coverage for existing claims and future related claims, it is expected the amount of damages, if any, will not be material to the Company.

BMS-986094

In August 2012, the Company announced that it had discontinued development of BMS-986094, an investigational compound which was being tested in clinical trials to treat hepatitis C due to the emergence of a serious safety issue. To date, five lawsuits have been filed against the Company in Texas State Court by plaintiffs, which have been removed to Federal Court, alleging that they participated in the Phase II study of BMS-986094 and suffered injuries as a result thereof. In total, slightly fewer than 300 patients were administered the compound at various doses and durations as part of the clinical trials. The resolution of these lawsuits is not expected to have a material impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $71 million at September 30, 2012, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility—Environmental & Personal Injury Lawsuits

Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints either allege various personal injuries damages resulting from alleged soil and groundwater contamination on their property stemming from historical operations at the New Brunswick facility, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. The Company intends to defend itself vigorously in this litigation. Discovery is ongoing. Since October 2011, over 100 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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

OTHER PROCEEDINGS

Italy Investigation

In July 2011, the Public Prosecutor in Florence, Italy (Italian Prosecutor) initiated a criminal investigation against the Company’s subsidiary in Italy (BMS Italy). The allegations against the Company relate to alleged activities of a former employee who left the Company in the 1990s. The Italian Prosecutor also had requested interim measures that a judicial administrator be appointed to temporarily run the operations of BMS Italy. In October 2012, the parties reached an agreement to resolve the request for interim measures which resulted in the Italian Prosecutor withdrawing the request and this request was accepted by the Florence Court. It is not possible at this time to assess the outcome of the underlying investigation or its potential impact on the Company.

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

FCPA Investigation

In March 2012, the Company received a subpoena from the SEC. The subpoena, issued in connection with an investigation under the FCPA, primarily relates to sales and marketing practices in various countries. The Company is cooperating with the government in its investigation of these matters.

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

The following key events and transactions occurred during the current quarter as discussed in further detail in the Strategy, Product and Pipeline Developments and Results of Operations sections of Management’s Discussion and Analysis:

•	Overall sales continued to decline as a result of the loss of exclusivity of Plavix* (clopidogrel bisulfate) and Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide).
•

The development of BMS-986094 (formerly INX-189), a compound which we acquired as part of our acquisition of Inhibitex, Inc. (Inhibitex) to treat hepatitis C, was discontinued in the interest of patient safety resulting in a $1.8 billion pre-tax impairment charge.

•	We acquired Amylin Pharmaceuticals, Inc (Amylin) and expanded our existing alliance arrangement with AstraZeneca PLC (AstraZeneca) to include Amylin-related products.
•	We had regulatory developments pertaining to Eliquis (apixaban), Forxiga (dapagliflozin) and Orencia (abatacept).

The following table is a summary of our financial highlights:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2012	2011	2012	2011
Net Sales	$3,736	$5,345	$13,430	$15,790
Total Expenses	4,995	3,515	11,603	10,403
Earnings/(Loss) before Income Taxes	(1,259)	1,830	1,827	5,387
Provision for/(Benefit from) Income Taxes	(546)	475	250	1,358
Effective tax rate	43.4%	26.0%	13.7%	25.2%

Net Earnings/(Loss) Attributable to BMS
GAAP	(711)	969	1,035	2,857
Non-GAAP	685	1,044	2,587	3,015

Diluted Earnings/(Loss) Per Share
GAAP	(0.43)	0.56	0.61	1.66
Non-GAAP	0.41	0.61	1.52	1.75

Cash, Cash Equivalents and Marketable Securities			6,628	11,012

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

We experienced substantial exclusivity losses this year for Plavix* and Avapro*/Avalide*, which together had more than $8 billion of net sales in 2011. We will also face additional exclusivity losses in the coming years. We had been preparing for this for a number of years. As expected, we have experienced a rapid, precipitous, and material decline in Plavix* and Avapro*/Avalide* net sales and a reduction in net income and operating cash flow. Such events are the norm in the industry when companies experience the loss of exclusivity of a significant product. We also face significant challenges with an increasingly complex global and regulatory environment and global economic uncertainty, particularly in the European Union (EU). We believe our strategy to grow our newer marketed products and our robust research and development (R&D) pipeline, particularly within the therapeutic areas of immuno-oncology, cardiovascular/metabolic disease and virology, position us well for the future.

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

We also continue to support our pipeline with our licensing and acquisitions strategy, referred to as our “string of pearls.” During the third quarter of 2012, we acquired Amylin, a biopharmaceutical company dedicated to the discovery, development and commercialization of innovative medicines for patients with diabetes and other metabolic diseases. Following the completion of our acquisition of Amylin, we entered into a collaboration with AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca, which builds upon our existing alliance, further expanding our collaboration strategy. We are currently integrating the Amylin business into our development, manufacturing and commercial operations. We are also seeking to build relationships with academic organizations that have innovative programs and capabilities that complement our own internal efforts.

Product and Pipeline Developments

We manage our R&D programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. Our portfolio of R&D assets is evaluated continually to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These Phase III development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, our late-stage development programs are the R&D programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Eliquis—an oral Factor Xa inhibitor indicated in the EU for the prevention of venous thromboembolic events (VTE) in adult patients who have undergone elective hip or knee replacement surgery and in development for stroke prevention in patients with atrial fibrillation (AF) and the prevention and treatment of venous thromboembolic disorders that is part of our strategic alliance with Pfizer, Inc. (Pfizer)

•

In October 2012, the Company announced in a publication in The Lancet that the reductions in stroke or systemic embolism, major bleeding and mortality demonstrated with Eliquis compared to warfarin in the ARISTOTLE trial were consistent across a wide range of stroke and bleeding risk scores in patients with nonvalvular atrial fibrillation (NVAF).

•

In September 2012, the Food and Drug Administration (FDA) acknowledged receipt of the resubmission of the New Drug Application (NDA) for Eliquis to reduce the risk of stroke and systemic embolism in patients with NVAF. The FDA deemed the application a complete response to its June 2012 Complete Response Letter that requested additional information on data management and verification from the ARISTOTLE trial. The FDA assigned a new Prescription Drug User Fee Act goal date of March 17, 2013.

•

In September 2012, the Company and Pfizer received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP). The CHMP recommended that Eliquis be granted approval for the prevention of stroke and systemic embolism in adult patients with NVAF and one or more risk factors for stroke. The CHMP’s positive opinion will now be reviewed by the European Commission, which has the authority to approve medicines for the EU.

Forxiga—an oral SGLT2 inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca

•

The Company has met with the FDA and now has a path forward for potential approval for Forxiga in the U.S. The Company will provide additional data from ongoing studies to the FDA and expects to be able to resubmit the NDA for Forxiga in mid-2013. At this time, the Company expects that the FDA will have a six–month period in which to review the resubmission and will hold an Advisory Committee meeting.

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

Yervoy—a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•

In September 2012, the Company announced at the European Society for Medical Oncology 2012 Congress long-term follow-up data of the 024 study which evaluated newly-diagnosed patients treated with Yervoy 10mg/kg in combination with dacarbazine versus dacarbazine alone and five-year follow-up data from the rollover 025 study which evaluated patients with Yervoy 0.3 mg/kg or 10 mg/kg. The survival rates observed in study 024 at years three and four were not only stable but higher in patients treated with Yervoy plus dacarbazine versus patients who received dacarbazine alone. The estimated survival rates in the 025 study remained unchanged or relatively stable at five years compared to four years in newly-diagnosed patients and previously-diagnosed patients.

Onglyza/Kombiglyze (saxagliptin/once daily combination of saxagliptin and metformin hydrochloride extended-release)—a treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca

•

In July 2012, the Company and AstraZeneca announced at the 17th World Congress on Heart Disease the results of analyses showing that Onglyza 5mg demonstrated improvements across key measures of blood sugar control (glycosylated hemoglobin levels, or HbA1c; fasting plasma glucose, or FPG and post-prandial glucose, or PPG) compared to placebo in adult patients with type 2 diabetes at high risk for cardiovascular disease.

•

Marketing authorization for Komboglyze, the twice daily, fixed dose combination of saxagliptin and immediate-release metformin, was granted by the European Commission in November 2011. Due to a technical manufacturing issue, launches will begin in the fourth quarter of 2012.

Orencia—a fusion protein indicated for rheumatoid arthritis (RA)

•

In October 2012, the European Commission granted marketing authorization for a subcutaneous formulation of Orencia in combination with methotrexate for the treatment of moderate to severe active rheumatoid arthritis in adults.

Baraclude (entecavir)—an oral antiviral agent for the treatment of chronic hepatitis B

•	In October 2012, a labeling update for Baraclude was approved by the FDA to include data on African Americans and liver transplant recipients with chronic hepatitis B infection.

In addition, in August 2012, the Company discontinued development of BMS-986094. This decision was made in the interest of patient safety. See “Item 1. Financial Statements—Note 12. Goodwill and Other Intangible Assets” for further information.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
			2012 vs. 2011						2012 vs. 2011
	Net Sales		Analysis of % Change				Net Sales		Analysis of % Change
Dollars in Millions	2012	2011	Total Change	Volume	Price	Foreign Exchange	2012	2011	Total Change	Volume	Price	Foreign Exchange
United States	$1,985	$3,477	(43)%	(45)%	2%	—	$8,029	$10,289	(22)%	(28)%	6%	—
Europe	800	916	(13)%	2%	(4)%	(11)%	2,548	2,738	(7)%	4%	(3)%	(8)%
Japan, Asia Pacific and Canada	438	464	(6)%	—	(4)%	(2)%	1,281	1,375	(7)%	(3)%	(3)%	(1)%
Latin America, the Middle East and Africa	208	230	(10)%	(4)%	—	(6)%	654	664	(2)%	1%	2%	(5)%
Emerging Markets	230	238	(3)%	2%	—	(5)%	686	659	4%	9%	(1)%	(4)%
Other	75	20	**	N/A	N/A	—	232	65	**	N/A	N/A	—

Total	$3,736	$5,345	(30)%	(28)%	1%	(3)%	$13,430	$15,790	(15)%	(16)%	3%	(2)%

**	Change in excess of 100%

Our total net sales decreased in 2012 primarily due to declines in sales of Plavix* and Avapro*/Avalide* following the losses of exclusivity of these products in the U.S. and unfavorable foreign exchange, partially offset by higher average net selling prices, continued growth in most key products and sales of Byetta* (exenatide) and Bydureon* (exenatide extended-release for injectable suspension) from our Amylin acquisition.

The change in U.S. net sales attributed to volume reflects the recent exclusivity losses of Plavix* and Avapro*/Avalide*, partially offset by increased demand for most key products and the addition of Byetta and Bydureon. The change in U.S. net sales attributed to price was a result of higher average net selling prices for Abilify* (aripiprazole) and Plavix*, partially offset by the reduction in our contractual share of Abilify* net sales. See “—Key Products” for further discussion of sales by key product.

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

Net sales in Japan, Asia Pacific and Canada decreased due to generic competition for Plavix* and Avapro*/Avalide* in Canada as well as lower mature brand sales from generic competition and divestitures partially offset by higher demand for Baraclude (entecavir), Sprycel (dasatinib), and Orencia.

Other increased due to additional sales of bulk active pharmaceutical ingredient to our alliance partner as well as enhanced royalty-related revenue.

No single country outside the U.S. contributed more than 10% of total net sales during the three and nine months ended September 30, 2012 and 2011.

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

The reconciliation of our gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Gross Sales	$4,225	$6,081	$15,127	$17,761
Gross-to-Net Sales Adjustments
Charge-Backs Related to Government Programs	(137)	(206)	(505)	(571)
Cash Discounts	(36)	(71)	(154)	(210)
Managed Healthcare Rebates and Other Contract Discounts	(98)	(233)	(182)	(514)
Medicaid Rebates	(93)	(137)	(296)	(404)
Sales Returns	6	(7)	(228)	(27)
Other Adjustments	(131)	(82)	(332)	(245)

Total Gross-to-Net Sales Adjustments	(489)	(736)	(1,697)	(1,971)

Net Sales	$3,736	$5,345	$13,430	$15,790

Gross-to-Net Adjustments as a Percentage of Gross Sales	12%	12%	11%	11%

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2012	$(51)	$(28)	$(417)	$(411)	$(161)	$(181)	$(1,249)
Provision related to sales made in current period	(505)	(153)	(249)	(333)	(234)	(338)	(1,812)
Provision related to sales made in prior periods	—	(1)	67	37	6	6	115
Returns and payments	522	166	422	354	60	323	1,847
Amylin acquisition	(2)	(1)	(34)	(13)	(23)	(3)	(76)
Impact of foreign currency translation	—	—	—	—	(1)	1	—

Balance at September 30, 2012	$(36)	$(17)	$(211)	$(366)	$(353)	$(192)	$(1,175)

Changes in the gross-to-net sales adjustment rates are primarily a function of changes in sales mix and contractual and legislative discounts and rebates. Gross-to-net sales adjustments decreased due to:

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
•

The provision for sales returns increased as a result of the loss of exclusivity in the U.S. of Plavix* in May 2012 and Avapro*/Avalide* in March 2012. The U.S. sales return reserves for these products at September 30, 2012 were $191 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. Additional adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns which are generally not expected to occur until 2014.

Net sales of key products represent 83% and 86% of total net sales for the three months ended September 30, 2012 and 2011, respectively, and 85% and 86% of total net sales for the nine months ended September 30, 2012 and 2011, respectively. The following table presents U.S. and international net sales by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2012	2011	% Change	% Change Attributable to Foreign Exchange	2012	2011	% Change	% Change Attributable to Foreign Exchange
Key Products
Plavix* (clopidogrel bisulfate)	$64	$1,788	(96)%	—	$2,498	$5,415	(54)%	—
U.S.	41	1,672	(98)%	—	2,372	5,060	(53)%	—
Non-U.S.	23	116	(80)%	—	126	355	(65)%	(2)%

Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	95	216	(56)%	(3)%	419	757	(45)%	(2)%
U.S.	7	121	(94)%	—	127	414	(69)%	—
Non-U.S.	88	95	(7)%	(4)%	292	343	(15)%	(3)%

Eliquis (apixaban)	—	—	N/A	N/A	1	—	N/A	N/A
U.S.	—	—	—	—	—	—	—	—
Non-U.S.	—	—	N/A	N/A	1	—	N/A	N/A

Abilify* (aripiprazole)	676	691	(2)%	(2)%	2,008	2,021	(1)%	(3)%
U.S.	502	505	(1)%	—	1,472	1,482	(1)%	—
Non-U.S.	174	186	(6)%	(9)%	536	539	(1)%	(9)%

Reyataz (atazanavir sulfate)	363	391	(7)%	(4)%	1,127	1,153	(2)%	(3)%
U.S.	194	184	5%	—	577	554	4%	—
Non-U.S.	169	207	(18)%	(7)%	550	599	(8)%	(7)%

Sustiva (efavirenz) Franchise	370	359	3%	(3)%	1,144	1,073	7%	(2)%
U.S.	245	222	10%	—	752	665	13%	—
Non-U.S.	125	137	(9)%	(9)%	392	408	(4)%	(7)%

Baraclude (entecavir)	346	311	11%	(4)%	1,028	878	17%	(2)%
U.S.	61	51	20%	—	175	150	17%	—
Non-U.S.	285	260	10%	(4)%	853	728	17%	(3)%

Erbitux* (cetuximab)	173	172	1%	1%	531	510	4%	—
U.S.	166	168	(1)%	—	512	497	3%	—
Non-U.S.	7	4	75%	(2)%	19	13	46%	(2)%

Sprycel (dasatinib)	263	211	25%	(6)%	738	576	28%	(5)%
U.S.	107	78	37%	—	290	207	40%	—
Non-U.S.	156	133	17%	(10)%	448	369	21%	(8)%

Yervoy (ipilimumab)	179	121	48%	(5)%	495	216	**	(6)%
U.S.	123	109	13%	—	361	204	77%	—
Non-U.S.	56	12	**	**	134	12	**	**

Orencia (abatacept)	307	233	32%	(3)%	851	660	29%	(2)%
U.S.	209	154	36%	—	575	444	30%	—
Non-U.S.	98	79	24%	(9)%	276	216	28%	(6)%

Nulojix (belatacept)	3	—	—	—	7	2	**	—
U.S.	3	—	—	—	6	2	**	—
Non-U.S.	—	—	N/A	N/A	1	—	N/A	N/A

Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	178	127	40%	(3)%	511	320	60%	(3)%
U.S.	127	91	40%	—	368	228	61%	—
Non-U.S.	51	36	42%	(9)%	143	92	55%	(12)%

**	Change in excess of 100%.

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2012	2011	% Change	% Change Attributable to Foreign Exchange	2012	2011	% Change	% Change Attributable to Foreign Exchange
Key Products (continued)
Byetta* (exenatide)	$55	$—	N/A	N/A	$55	$—	N/A	N/A
U.S.	55	—	N/A	—	55	—	N/A	—
Non-U.S.	—	—	—	—	—	—	—	—

Bydureon* (exenatide extended-release for injectable suspension)	20	—	N/A	N/A	20	—	N/A	N/A
U.S.	20	—	N/A	—	20	—	N/A	—
Non-U.S.	—	—	—	—	—	—	—	—

Mature Products and All Other	644	725	(11)%	(6)%	1,997	2,209	(10)%	(5)%
U.S.	125	122	2%	—	367	382	(4)%	—
Non-U.S.	519	603	(14)%	(5)%	1,630	1,827	(11)%	(4)%

**	Change in excess of 100%.

Plavix*—a platelet aggregation inhibitor that is part of our alliance with Sanofi

•

U.S. net sales decreased due to the loss of exclusivity in May 2012. Estimated total U.S. prescription demand decreased 95% and 48% for the three and nine months ended September 30, 2012, respectively. Net sales included the impact of a $30 million reduction of inventory in the distribution channel that resulted in a reduction of sales returns reserve during the three months ended September 30, 2012.

•	International net sales continue to be negatively impacted by generic clopidogrel products in the EU, Canada, and Australia.

Avapro*/Avalide* (known in the EU as Aprovel*/Karvea*)—an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•

U.S. net sales decreased due to the exclusivity loss of Avapro*/Avalide* in March 2012. Total estimated U.S. prescription demand decreased 89% and 65% for the three and nine months ended September 30, 2012, respectively.

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

•	Eliquis is approved in the EU and several other international countries for VTE prevention with launches continuing in many of those countries.

Abilify*—an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder that is part of our strategic alliance with Otsuka

•      U.S. net sales decreased as fluctuations in retail buying patterns and the reduction in our contractual share of net sales recognized from 53.5% in 2011 to 51.5% in 2012 more than offset higher average net selling prices. Estimated total U.S. prescription demand decreased 1% for the three months ended September 30, 2012 and increased 1% for the nine months ended September 30, 2012.

•	International net sales decreased primarily due unfavorable foreign exchange partially offset by higher prescription demand.

Reyataz—a protease inhibitor for the treatment of HIV

•	U.S. net sales increased due to higher average net selling prices. Estimated total U.S. prescription demand decreased 6% and 3% for the three and nine months ended September 30, 2012, respectively.
•	International net sales decreased due to lower demand resulting from competing products, the timing of government purchases in certain countries and unfavorable foreign exchange.

Sustiva Franchise—a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through a joint venture with Gilead Sciences, Inc. (Gilead)

•	U.S. net sales increased due to higher average net selling prices. Estimated total U.S. prescription demand decreased 2% and 1% for the three and nine months ended September 30, 2012.
•	International net sales decreased due to unfavorable foreign exchange.

Baraclude—an oral antiviral agent for the treatment of chronic hepatitis B

•	Worldwide net sales increased primarily due to continued strong demand in international markets.

Erbitux*—a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. Erbitux* is part of our strategic alliance with Lilly.

•	Sold by us almost exclusively in the U.S., net sales increased primarily due to higher demand.

Sprycel—an oral inhibitor of multiple tyrosine kinases, for the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate) and first-line treatment of adults. Sprycel is part of our strategic alliance with Otsuka.

•

U.S. net sales increased due to higher demand and higher average net selling prices. Estimated total U.S. demand increased 22% and 33% for the three and nine months ended September 30, 2012, respectively.

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

•	U.S. net sales increased due to demand for the subcutaneous formulation of Orencia launched in the fourth quarter of 2011.
•	International net sales increased primarily due to increased demand partially offset by unfavorable foreign exchange.

Nulojix—a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	Nulojix was approved and launched in the U.S. and the EU during 2011.

Onglyza/Kombiglyze (known in the EU as Onglyza/Komboglyze)—a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	U.S. net sales increased primarily due to higher overall demand.
•	International net sales increased primarily due to higher overall demand partially offset by unfavorable foreign exchange.

Byetta*—a twice daily glucagon-like peptide-1 (GLP-1) receptor agonist for the treatment of type 2 diabetes

•	Byetta* was acquired from our acquisition of Amylin in August 2012.

Bydureon*—a once-weekly GLP-1 receptor agonist for the treatment of type 2 diabetes

•	Bydureon* was acquired from our acquisition of Amylin in August 2012.

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

Prior to December 31, 2011, Sprycel demand was calculated based upon data obtained from the IMS National Sales Perspectives Audit. Since management believes information from the IMS National Prescription Audit more accurately reflects subscriber demand trends versus pill data from the IMS National Sales Perspectives Audit, all prior year Sprycel data has been restated to reflect information from the IMS National Prescription Audit.

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

Estimated End-User Demand

The following table sets forth each of our key products sold by the U.S. for the three and nine months ended September 30, 2012 compared to the same period in the prior year: (i) change in reported U.S. net sales for each period; (ii) estimated total U.S. prescription change for the retail and mail order channels calculated by us based on third-party data on a weighted-average basis and (iii) months of inventory on hand in the wholesale distribution channel.

	Three Months Ended September 30,				Nine Months Ended September 30,				At September 30,
	% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		% Change in U.S. Net Sales		% Change in U.S. Total Prescriptions		Months on Hand
Dollars in Millions	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Plavix*	(98)%	9%	(95)%	(6)%	(53)%	11%	(48)%	(5)%	1.6	0.5
Avapro*/Avalide*	(94)%	(28)%	(89)%	(42)%	(69)%	(21)%	(65)%	(38)%	0.9	0.5
Abilify*	(1)%	9%	(1)%	4%	(1)%	4%	1%	5%	0.4	0.4
Reyataz	5%	(3)%	(6)%	1%	4%	(1)%	(3)%	2%	0.5	0.4
Sustiva Franchise(a)	10%	(2)%	(2)%	7%	13%	2%	(1)%	8%	0.5	0.4
Baraclude	20%	11%	12%	8%	17%	15%	11%	9%	0.5	0.5
Erbitux*(b)	(1)%	8%	N/A	N/A	3%	2%	N/A	N/A	0.5	0.5
Sprycel	37%	66%	22%	27%	40%	63%	33%	19%	0.7	0.6
Yervoy(b)(d)	13%	N/A	N/A	N/A	77%	N/A	N/A	N/A	0.6	0.6
Orencia(c)	36%	12%	N/A	N/A	30%	11%	N/A	N/A	0.5	0.4
Nulojix(b)(d)	—	N/A	N/A	N/A	**	N/A	N/A	N/A	1.0	9.8
Onglyza/Kombiglyze	40%	**	42%	**	61%	**	56%	**	0.4	0.4
Byetta*(e)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0.8	N/A
Bydureon*(e)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0.7	N/A

(a)	The Sustiva Franchise includes sales of Sustiva, as well as revenue of bulk efavirenz included in the combination therapy Atripla*. The months on hand relates only to Sustiva.
(b)	Erbitux*, Yervoy and Nulojix are parenterally administered products and do not have prescription-level data as physicians do not write prescriptions for these products.
(c)

Orencia intravenous formulation is a parenterally administered product and does not have prescription-level data as physicians do not write prescriptions for this product. The Orencia subcutaneous formulation is not parenterally administered and was launched in the U.S. in the fourth quarter of 2011.

(d)	Yervoy and Nulojix were launched in the U.S. in the second quarter of 2011.
(e)	Byetta* and Bydureon* were acquired from our acquisition of Amylin in the third quarter of 2012.

**	Change in excess of 100%.

Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2011 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material as of the dates indicated. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month at September 30, 2012, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2012:

Plavix* had 1.6 months of inventory on hand in the U.S. compared to 2.2 months of inventory on hand at June 30, 2012 due to the loss of exclusivity in May 2012. We expect a gradual decrease in inventory on hand of Plavix* to occur over the next few years as product in the wholesale distribution channel begins to be worked down or returned following the rapid, precipitous, and material decline in sales of Plavix*. Levels of inventory on hand in the wholesale and retail distribution channels were considered in assessing the sales return reserves established as of September 30, 2012.

Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand at direct customers compared to 1.0 month of inventory on hand at December 31, 2011. The level of inventory on hand was due to the ordering patterns of private pharmacists in France.

Efferalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand at direct customers at June 30, 2012 and December 31, 2011. The level of inventory on hand was due to the ordering patterns of private pharmacists in France.

Luftal, an antacid product, had 1.1 months of inventory on hand at direct customers compared to 1.9 months of inventory on hand at December 31, 2011. The level of inventory on hand decreased as inventory was worked down following the relaunch of an alternate form.

Fervex, a cold and flu product, had 3.8 months of inventory on hand internationally at direct customers compared to 5.3 months of inventory on hand at December 31, 2011. The level of inventory on hand decreased following the peak flu season, but remained above average due to the ordering pattern of pharmacists in France.

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

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. In cases where direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using factors such as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended September 30, 2012 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2012	2011	% Change	2012	2011	% Change
Cost of products sold	$987	$1,407	(30)%	$3,535	$4,231	(16)%
Marketing, selling and administrative	1,071	1,019	5%	3,077	2,987	3%
Advertising and product promotion	167	205	(19)%	585	672	(13)%
Research and development	951	973	(2)%	2,822	2,831	—
Impairment charge for BMS-986094 intangible asset	1,830	—	N/A	1,830	—	N/A
Provision for restructuring	29	8	**	71	92	(23)%
Litigation expense/(recoveries)	50	—	N/A	(122)	—	N/A
Equity in net income of affiliates	(40)	(71)	44%	(150)	(215)	30%
Other (income)/expense	(50)	(26)	92%	(45)	(195)	(77)%

Total Expenses	$4,995	$3,515	42%	$11,603	$10,403	12%

**	Change in excess of 100%.

Cost of products sold decreased primarily due to lower sales volume following the loss of exclusivity of Plavix* and Avapro*/Avalide* which resulted in lower royalties in connection with our Sanofi alliance and favorable foreign exchange partially offset by impairment charges in the second quarter of 2012 and higher amortization costs resulting from the Amylin acquisition (net of the amortization of Amylin collaboration proceeds). Cost of products sold as a percentage of net sales was 26.4% and 26.3% in the three months ended September 30, 2012 and 2011, respectively, and 26.3% and 26.8% in the nine months ended September 30, 2012 and 2011.

Impairment charges of $147 million were recognized during the second quarter of 2012, of which $120 million was related to a partial write-down to fair value of developed technology costs related to a non-key product acquired in the acquisition of ZymoGenetics, Inc. (ZymoGenetics). The developed technology impairment charge resulted from continued competitive pricing pressures and a reduction in the undiscounted projected cash flows to an amount less than the carrying value of the intangible asset at June 30, 2012. The impairment charge was calculated as the difference between the fair value of the asset based on the discounted value of the estimated future cash flows and the carrying value of the intangible asset. The remaining $27 million impairment charge related to the abandonment of a manufacturing facility resulting from the outsourcing of a manufacturing process.

Marketing, selling and administrative expenses increased in 2012 primarily as a result of the Amylin acquisition ($86 million, including $67 million related to the accelerated vesting of stock options and restricted stock units), which was partially offset by a reduction in sales-related activities for Plavix* and Avapro*/Avalide*. Marketing, selling and administrative expenses were also impacted by favorable foreign exchange.

Research and development expenses decreased primarily from the net impact of upfront, milestone, and other licensing payments and IPRD impairment charges. Refer to “Specified Items” included in “—Non-GAAP Financial Measures” for amounts attributed to each period. Other licensing payments included $88 million in the first quarter of 2011 associated with the amendment of an intellectual property license agreement for Yervoy prior to its approval. IPRD impairment charges relate to projects previously acquired in the Medarex, Inc. (Medarex) acquisition and Inhibitex acquisition (including $45 million in the second quarter of 2012 related to FV-100, a nucleoside inhibitor for the reduction of shingles-associated pain) resulting from unfavorable clinical trial results and decisions to cease further development. Research and development expenses also included $59 million of expenses related to the Amylin acquisition (including $27 million related to the accelerated vesting of Amylin stock options and restricted stock units) and favorable foreign exchange.

A $1.8 billion impairment charge was recognized when the development of BMS-986094 (formerly INX-189), a compound which we acquired as part of our acquisition of Inhibitex to treat hepatitis C, was discontinued in the interest of patient safety. See “Item 1. Financial Statements—Note 12. Goodwill and Other Intangible Assets” for further information.

Provision for restructuring was primarily attributable to employee termination benefits.

Litigation recoveries, in the nine months ended September 30, 2012, included $172 million for our share of the Apotex damages award concerning Plavix* partially offset by increases in reserves.

Equity in net income of affiliates decreased due to the continued impact of generic competition on international Plavix* net sales, the conversion of certain territories to opt-out markets and unfavorable foreign exchange.

Other (income)/expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Interest expense	$48	$40	$131	$103
Investment income	(27)	(23)	(85)	(69)
Out-licensed intangible asset impairment	—	—	38	—
Gain on sale of product lines, businesses and assets	—	(25)	(3)	(36)
Other income received from alliance partners, net	(96)	(44)	(225)	(107)
Pension curtailments and settlements	3	2	3	(1)
Litigation charges/(recoveries)	—	1	22	(105)
Product liability charges	—	10	—	36
Other	22	13	74	(16)

Other (income)/expense	$(50)	$(26)	$(45)	$(195)

•	Interest expense increased due to the termination of interest rate swap contracts in 2011 and higher borrowings in 2012.

•	Investment income included a $10 million gain from the sale of auction rate securities in the first quarter of 2012.

•

Out-licensed intangible asset impairment charges are related to assets that were previously acquired in the Medarex and ZymoGenetics acquisitions and resulted from unfavorable clinical trial results and/or the abandonment of the programs. Similar charges of $15 million were included in research and development in 2011.

•

Other income from alliance partners, net increased due to lower sales-based development royalties payable to Sanofi, a new supply agreement related to the Sanofi partnership and amortization of certain upfront, milestone and other licensing payments.

•	Product liability charges in 2011 were for additional reserves in connection with the breast implant settlement program.

•

Additional pension settlement charges may be recognized in the future, particularly with the U.S. pension plans due to a lower threshold resulting from the elimination of service costs and potentially higher lump sum payments.

•	Other includes acquisition-related expenses and losses on debt repurchases.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2012	2011	2012	2011
Accelerated depreciation, asset impairment and other shutdown costs	$—	$19	$147	$60
Amortization of acquired Amylin intangible assets	91	—	91	—
Amortization of Amylin collaboration proceeds	(46)	—	(46)	—
Amortization of Amylin inventory adjustment	9	—	9	—

Cost of products sold	54	19	201	60

Stock compensation from accelerated vesting of Amylin awards	67	—	67	—
Process standardization implementation costs	3	5	16	19

Marketing, selling and administrative	70	5	83	19

Stock compensation from accelerated vesting of Amylin awards	27	—	27	—
Upfront, milestone and other licensing payments	21	69	21	207
IPRD impairment	—	13	103	28

Research and development	48	82	151	235

Impairment charge for BMS-986094 intangible asset	1,830	—	1,830	—

Provision for restructuring	29	8	71	92

Litigation expense/(recoveries)	50	—	(122)	—

Gain on sale of product lines, businesses and assets	—	(12)	—	(12)
Acquisition-related expenses	29	—	42	—
Litigation charges/(recoveries)	—	—	22	(102)
Product liability charges	—	10	—	36
Out-licensed intangible asset impairment	—	—	38	—
Loss on debt repurchase	8	—	27	—

Other (income)/expense	37	(2)	129	(78)

Decrease to pretax income	2,118	112	2,343	328
Income tax on items above	(722)	(37)	(791)	(99)
Specified tax benefit*	—	—	—	(71)

Income taxes	(722)	(37)	(791)	(170)

Decrease to net earnings	$1,396	$75	$1,552	$158

*	The 2011 specified tax benefit relates to releases of tax reserves that were specified in prior periods.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2012	2011	2012	2011
Net Earnings/(Loss) Attributable to BMS – GAAP	$(711)	$969	$1,035	$2,857
Earnings attributable to unvested restricted shares	—	(2)	(1)	(6)

Net Earnings/(Loss) used for Diluted EPS Calculation – GAAP	$(711)	$967	$1,034	$2,851

Net Earnings/(Loss) – GAAP	$(711)	$969	$1,035	$2,857
Less Specified Items	1,396	75	1,552	158

Net Earnings – Non-GAAP	685	1,044	2,587	3,015
Earnings attributable to unvested restricted shares	—	(2)	(1)	(6)

Net Earnings used for Diluted EPS Calculation – Non-GAAP	$685	$1,042	$2,586	$3,009

Average Common Shares Outstanding – Diluted – GAAP	1,666	1,715	1,697	1,717
Contingently convertible debt common stock equivalents	1	—	—	—
Incremental shares attributable to share-based compensation plans	16	—	—	—

Average Common Shares Outstanding – Diluted – Non-GAAP	1,683	1,715	1,697	1,717

Diluted Earnings/(Loss) Per Share – GAAP	$(0.43)	$0.56	$0.61	$1.66
Diluted EPS Attributable to Specified Items	0.84	0.05	0.91	0.09

Diluted Earnings/(Loss) Per Share – Non-GAAP	$0.41	$0.61	$1.52	$1.75

Common stock equivalents were included in the calculation of GAAP earnings per share for all periods presented above except for the three months ended September 30, 2012, because they were anti-dilutive due to the loss.

Income Taxes

The effective tax benefit rate was 43.4% on the pretax loss during the third quarter of 2012 compared to an effective tax rate of 26.0% on pretax earnings during the third quarter of 2011. The effective income tax rates were 13.7% and 25.2% during the nine months ended September 30, 2012 and 2011, respectively. The overall tax benefit rate of 43.4% attributed to the pretax loss in the current quarter was due to the mix of earnings in low tax jurisdictions and pretax loss in the higher U.S. tax jurisdiction resulting from a $1.8 billion intangible asset impairment charge. The impact of the impairment charge reduced the effective tax rate by 11 percentage points during the nine months ended September 30, 2012. The effective tax rate is typically lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2012	2011	2012	2011
Sanofi partnerships	$(7)	$590	$847	$1,764
Other	3	5	12	17

Noncontrolling interest-pre-tax	(4)	595	859	1,781
Income taxes	(2)	209	317	609

Net earnings attributable to noncontrolling interest-net of taxes	$(2)	$386	$542	$1,172

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	September 30, 2012	December 31, 2011
Cash and cash equivalents	$1,503	$5,776
Marketable securities – current	1,427	2,957
Marketable securities – non-current	3,698	2,909

Total cash, cash equivalents and marketable securities	6,628	11,642
Short-term borrowings and current portion of long-term debt	(751)	(115)
Long-term debt	(6,608)	(5,376)

Net cash/(debt) position	$(731)	$6,151

Working capital	$1,083	$7,538

The reduction in net cash and working capital during 2012 resulted primarily from net cash used in connection with the acquisitions of Amylin and Inhibitex. Cash, cash equivalents and marketable securities held in the U.S. were approximately $2.0 billion at September 30, 2012. Most of the remaining $4.6 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. During the third quarter of 2012, we began to issue commercial paper to meet near-term domestic liquidity requirements following the Amylin acquisition. The average commercial paper outstanding during the three months ended September 30, 2012 was $526 million with a weighted-average interest rate of 0.15%. There were no month-end commercial paper borrowings outstanding during the third quarter of 2012. We may continue to issue commercial paper to meet domestic liquidity requirements in the future.

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

In July 2012, BMS entered into a new $1.5 billion five-year revolving credit facility from a syndicate of lenders which contains customary terms and conditions and is extendable on any anniversary date with the consent of the lenders. This revolving credit facility is in addition to the Company’s existing $1.5 billion five-year revolving credit facility. There are no financial covenants under either facility. There were no borrowings outstanding under either revolving credit facility at September 30, 2012 and December 31, 2011.

In July 2012, in connection with the Amylin acquisition, BMS issued $2.0 billion of senior unsecured notes in a registered public offering consisting of $750 million in aggregate principal amount of 0.875% Notes due 2017, $750 million in aggregate principal amount of 2.000% Notes due 2022 and $500 million in aggregate principal amount of 3.250% Notes due 2042.

In August 2012, BMS completed its acquisition of Amylin for an aggregate purchase price of $5.3 billion. BMS also assumed Amylin’s net debt and a contractual payment obligation to Eli Lilly & Company, together totaling $2.0 billion (substantially all of which was repaid during the three months ended September 30, 2012). The acquisition was financed through the use of existing cash balances, the issuance of commercial paper and long-term debt borrowings described above.

BMS received preliminary proceeds of $3.8 billion from AstraZeneca as consideration for entering into the collaboration during the current period, including $190 million which is recorded in accrued expenses and expected to be reimbursed back to AstraZeneca during the fourth quarter. The net proceeds that BMS will receive from AstraZeneca as consideration for entering into the collaboration are subject to certain other adjustments including the right to receive an additional $135 million when AstraZeneca exercises its option for equal governance rights.

As discussed in “—Strategy” above, we lost exclusivity in the U.S. for our largest product, Plavix*, in May 2012 which has resulted in a rapid, precipitous, and material decline in operating cash flow. Additional regulations in the U.S. could be passed in the future which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We also continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers, and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions in the EU will not have a material impact on our liquidity, cash flow or financial flexibility.

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our credit exposure to government-backed trade receivables in Greece, Portugal, Italy and Spain is limited by factoring receivables, deferring revenues until the collection of cash and accruing additional bad debt reserves. Our net receivables in these countries were approximately $233 million at September 30, 2012, of which approximately 75% was from government-backed entities. During 2012, counterparties in our factoring arrangements suspended factoring of receivables from Spanish and Portuguese government-backed entities and limited factoring of receivables from certain Italian government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $250 million in 2012 and $384 million in 2011. Our credit exposures in Europe may increase in the future due to further reductions in our factoring arrangements and the ongoing sovereign debt crisis. Sales of receivables in Japan were $484 million in 2012 and $422 million in 2011. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows with initiatives designed to improve working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable. During 2012, the following changes in receivables, inventories and accounts payable resulted primarily from the rapid reduction of Plavix* sales, the acquisition of Amylin and timing of expenditures in the ordinary course of business. The following summarizes these components expressed as a percentage of trailing twelve months’ net sales:

Dollars in Millions	September 30, 2012	% of Trailing Twelve Month Net Sales	December 31, 2011	% of Trailing Twelve Month Net Sales
Net trade receivables	$1,734	9.2%	$2,250	10.6%
Inventories	1,697	9.0%	1,384	6.5%
Accounts payable	(2,085)	(11.0)%	(2,603)	(12.2)%

Total	$1,346	7.1%	$1,031	4.9%

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

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2012	2011
Cash flow provided by/(used in):
Operating activities	$6,105	$3,272
Investing activities	(7,004)	(1,932)
Financing activities	(3,375)	(1,903)

Operating Activities

Cash flow from operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions and tax payments in the ordinary course of business. Preliminary proceeds of $3.8 billion were received in 2012 from AstraZeneca as consideration for entering into the Amylin collaboration.

Investing Activities

•	Cash was used to fund the acquisition of Amylin for $5.0 billion and Inhibitex for $2.5 billion in 2012.
•

Net sales and maturities of marketable securities of $883 million in 2012 were primarily attributed to the Amylin acquisition. Net purchases of marketable securities of $1.5 billion in 2011 were primarily attributable to the timing of investments in time deposits and highly-rated corporate debt securities with maturities greater than 90 days.

•	Other investing activities included litigation recoveries of $102 million in 2011.

Financing Activities

•

Dividend payments were $1.7 billion in both 2012 and 2011. Dividends declared per common share totaled $1.02 for the nine months ended September 30, 2012 and $0.99 for the nine months ended September 30, 2011. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Proceeds of $2.0 billion were received from the issuance of senior unsecured notes.
•	Repayments of debt assumed in the Amylin acquisition were $2.0 billion.
•

Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the repurchase of debt were $109 million in 2012 and $78 million in 2011.

•

In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by $3.0 billion. There is $2.3 billion of common stock repurchase capacity remaining as of September 30, 2012. Common stock was repurchased in the amount of $1.9 billion in 2012 and $859 million in 2011.

•

Proceeds from stock option exercises were $397 million in 2012 and $365 million in 2011 and will vary from period to period based upon fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

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

In August 2012, Bristol-Myers Squibb Company (the Company) completed its acquisition of Amylin Pharmaceuticals, Inc. (Amylin) which represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Amylin’s operations utilize separate information and accounting systems and processes and it was not possible to complete an evaluation and review of the internal controls over financial reporting since the completion of the acquisition. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for Amylin within one year of the acquisition date. Excluding the Amylin acquisition, there were no changes in our internal control over financial reporting that have or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the nine months ended September 30, 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2012	5,482,912	$33.35	5,477,200	$1,005
February 1 to 29, 2012	4,372,415	$32.22	4,360,900	$864
March 1 to 31, 2012	1,750,695	$32.51	—	$864

Three months ended March 31, 2012	11,606,022		9,838,100

April 1 to 30, 2012	5,613,737	$33.42	5,606,834	$677
May 1 to 31, 2012	5,876,829	$33.14	5,858,755	$483
June 1 to 30, 2012	4,912,492	$34.52	4,906,631	$3,313

Three months ended June 30, 2012	16,403,058		16,372,220

July 1 to 31, 2012	6,304,273	$35.30	6,299,644	$3,091
August 1 to 31, 2012	16,960,023	$32.36	16,949,219	$2,543
September 1 to 30, 2012	8,052,099	$33.36	8,045,000	$2,274

Three months ended September 30, 2012	31,316,395		31,293,863

Nine months ended September 30, 2012	59,325,475		57,504,183

(a)

The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(b)

In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by $3.0 billion. The repurchase program does not have an expiration date and is expected to take place over a couple of years.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10a.	Master Restructuring Agreement by and between Bristol-Myers Squibb Company and Sanofi dated as of September 27, 2012.†
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.	The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

† Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission. The omitted information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.

*             Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Erbitux is a trademark of Eli Lilly and Company; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Estrace and Ovcon are trademarks of Warner-Chilcott Company, LLC; Reglan is a trademark of Alaven Pharmaceutical LLC; Humira is a trademark of Abbott Laboratories; and Delestrogen is a trademark of JHP Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: October 24, 2012	By:	/s/ Lamberto Andreotti
Lamberto Andreotti
Chief Executive Officer

Date: October 24, 2012	By:	/s/ Charles Bancroft
Charles Bancroft
Executive Vice President and Chief Financial Officer