Form 10-Q
period 2013-03-31
BRISTOL MYERS SQUIBB CO
filed 2013-04-25
CIK 14272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:              1-1136

BRISTOL-MYERS SQUIBB COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2013, there were 1,642,551,939 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY

INDEX TO FORM 10-Q

MARCH 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	43

Item 4.
Controls and Procedures	43

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	43

Item 1A.
Risk Factors	43

Item 2.
Issuer Purchase of Equity Securities	44

Item 6.
Exhibits	45

Signatures	46

PART I—FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars and Shares in Millions, Except Per Share Data

(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2013	2012
Net Sales	$3,831	$5,251

Cost of products sold	1,063	1,303
Marketing, selling and administrative	994	1,002
Advertising and product promotion	189	194
Research and development	930	909
Other (income)/expense	(19)	(184)

Total Expenses	3,157	3,224

Earnings Before Income Taxes	674	2,027
Provision for income taxes	51	545

Net Earnings	623	1,482

Net Earnings Attributable to Noncontrolling Interest	14	381

Net Earnings Attributable to BMS	$609	$1,101

Earnings per Common Share
Basic	$0.37	$0.65
Diluted	$0.37	$0.64

Cash dividends declared per common share	$0.35	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2013	2012
Net Earnings	$623	$1,482
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	41	(1)
Pension and postretirement benefits	27	38
Available for sale securities	4	(13)
Foreign currency translation	(19)	15
Foreign currency translation on net investment hedges	18	(12)

Other Comprehensive Income/(Loss)	71	27

Comprehensive Income	694	1,509

Comprehensive Income Attributable to Noncontrolling Interest	14	381

Comprehensive Income Attributable to BMS	$680	$1,128

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED BALANCE SHEETS

Dollars in Millions, Except Share and Per Share Data

(UNAUDITED)

ASSETS	March 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$1,355	$1,656
Marketable securities	1,178	1,173
Receivables	3,308	3,083
Inventories	1,791	1,657
Deferred income taxes	1,828	1,597
Prepaid expenses and other	616	355

Total Current Assets	10,076	9,521

Property, plant and equipment	5,259	5,333
Goodwill	7,646	7,635
Other intangible assets	8,570	8,778
Deferred income taxes	190	203
Marketable securities	3,242	3,523
Other assets	975	904

Total Assets	$35,958	$35,897

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$1,372	$826
Accounts payable	2,079	2,202
Accrued expenses	2,376	2,573
Deferred income	772	825
Accrued rebates and returns	938	1,054
U.S. and foreign income taxes payable	276	193
Dividends payable	601	606

Total Current Liabilities	8,414	8,279

Pension, postretirement and postemployment liabilities	1,638	1,882
Deferred income	4,101	4,024
U.S. and foreign income taxes payable	652	648
Deferred income taxes	473	383
Other liabilities	459	475
Long-term debt	6,522	6,568

Total Liabilities	22,259	22,259

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 5,085 in 2013 and 5,117 in 2012, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2013 and 2012	221	221
Capital in excess of par value of stock	2,126	2,694
Accumulated other comprehensive loss	(3,131)	(3,202)
Retained earnings	32,761	32,733
Less cost of treasury stock – 565 million common shares in 2013 and 570 million in 2012	(18,318)	(18,823)

Total Bristol-Myers Squibb Company Shareholders’ Equity	13,659	13,623
Noncontrolling interest	40	15

Total Equity	13,699	13,638

Total Liabilities and Equity	$35,958	$35,897

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net earnings	$623	$1,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(14)	(381)
Depreciation and amortization, net	213	139
Deferred income taxes	(182)	204
Stock-based compensation	49	42
Impairment charges	3	98
Other	(3)	10
Changes in operating assets and liabilities:
Receivables	(318)	(108)
Inventories	(163)	(68)
Accounts payable	(53)	32
Deferred income	215	(44)
U.S. and foreign income taxes payable	77	(22)
Other	(875)	(997)

Net Cash Provided by/(Used in) Operating Activities	(428)	387

Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	551	2,190
Purchases of marketable securities	(278)	(2,615)
Additions to property, plant and equipment and capitalized software	(115)	(123)
Proceeds from sale of businesses and other investing activities	3	12
Purchases of businesses, net of cash acquired	—	(2,491)

Net Cash Provided by/(Used in) Investing Activities	161	(3,027)

Cash Flows From Financing Activities:
Short-term debt borrowings/(repayments)	551	30
Proceeds from issuance of long-term debt	12	—
Long-term debt repayments	—	(109)
Interest rate swap terminations	—	2
Issuance of common stock	270	159
Common stock repurchases	(297)	(339)
Dividends paid	(580)	(579)

Net Cash Used in Financing Activities	(44)	(836)

Effect of Exchange Rates on Cash and Cash Equivalents	10	7

Decrease in Cash and Cash Equivalents	(301)	(3,469)
Cash and Cash Equivalents at Beginning of Period	1,656	5,776

Cash and Cash Equivalents at End of Period	$1,355	$2,307

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at March 31, 2013 and December 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. The presentation of depreciation and amortization in the consolidated statements of cash flows includes the depreciation of property, plant and equipment, the amortization of intangible assets and deferred income. The provision for restructuring, equity in net income of affiliates, and litigation expense, net, previously presented separately on the consolidated statements of earnings, are currently presented as components of other (income)/expense.

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

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are utilized and responsible for the development and delivery of products to the market. Regional commercial organizations are used to distribute and sell the product. The business is also supported by global corporate staff functions. Segment information is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:	Three Months Ended March 31,

Dollars in Millions	2013	2012
Virology
Baraclude (entecavir)	$366	$325
Reyataz (atazanavir sulfate)	361	358
Sustiva (efavirenz) Franchise	387	386
Oncology
Erbitux* (cetuximab)	162	179
Sprycel (dasatinib)	287	231
Yervoy (ipilimumab)	229	154
Neuroscience
Abilify* (aripiprazole)	522	621
Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	52	N/A
Byetta* (exenatide)	85	N/A
Forxiga (dapagliflozin)	3	N/A
Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	202	161
Immunoscience
Nulojix (belatacept)	5	1
Orencia (abatacept)	320	254
Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	46	207
Eliquis (apixaban)	22	—
Plavix* (clopidogrel bisulfate)	91	1,693

Mature Products and All Other	691	681

Net Sales	$3,831	$5,251

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.

Note 3. ALLIANCES AND COLLABORATIONS

BMS enters into alliance and collaboration arrangements with third parties for the development and commercialization of certain products. Both parties are active participants in the alliance operating activities and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or marketed product or multiple compounds and/or products in various life cycle stages.

When BMS is the principal in the customer sale, 100% of product sales are recognized. Otherwise, only BMS’s contractual share of alliance revenue is reported in net sales.

Payments between collaboration partners are presented in operating results based on the nature of the arrangement, including its contractual terms, the nature of the payments and the applicable accounting guidance. Upfront and contingent milestone payments made prior to product approval are immediately expensed and those payments made after product approval are amortized over the shorter of the contractual term or estimated life of the product. Upfront and contingent milestones received are amortized over the shorter of the contractual term or estimated life of the product. Other activities between BMS and its collaboration partners are presented in operating results as follows:

•

Payments to BMS from collaboration partners for supply arrangements, royalties, co-promotional and collaboration fees are presented in net sales when BMS’s collaboration partner is the principal in the customer sale.

•

Payments to collaboration partners from BMS for supply arrangements, royalties, profit sharing and distribution fees; and the amortization of upfront or contingent milestone payments made upon or after the regulatory approval date are included in cost of products sold.

•	Cost reimbursement payments between the parties for commercial expenses are included in marketing, selling, administrative, advertising and product promotion expenses.

•

Upfront and contingent milestone payments from collaboration partners to BMS prior to the regulatory approval date and cost reimbursement payments between the parties are included in research and development expenses.

•

The amortization of upfront and contingent milestone payments to BMS from collaboration partners, equity in net income of affiliates and other payments that are related to non-core activities are included in other (income)/expense.

All payments between BMS and its collaboration partners are presented in cash flows from operating activities, including profit distributions when the activities are conducted through a separate and distinct legal entity or partnership.

See the 2012 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions, as well as disclosures of other alliances and collaborations.

Otsuka

BMS has a worldwide commercialization agreement, excluding certain Asian countries, with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote Abilify*, for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder. The U.S. portion of the commercialization and manufacturing agreement was amended in 2009 and further amended in 2012, and it expires upon the expected loss of product exclusivity in April 2015. The agreement expires in all EU countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country.

Otsuka is the principal in most third-party net sales. Therefore, net sales recognized for Abilify* include only BMS’s contractual share of total net sales to third party customers. In the U.S., BMS’s contractual share was 51.5% in 2012. Beginning January 1, 2013, BMS’s contractual share changed to the percentages of total U.S. net sales set forth in the table below. BMS recognizes revenue based on the weighted-average forecast of expected annual sales (currently estimated at 35%).

Share as a % of U.S. Net
Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

In the United Kingdom, Germany, France, Spain, and beginning on March 1, 2013 in Italy, BMS’s contractual share of third-party net sales is 65%. In these countries and the U.S., third-party customers are invoiced by BMS on behalf of Otsuka and alliance revenue is recognized when Abilify* is shipped and all risks and rewards of ownership have been transferred to third-party customers. BMS recognizes all of the net sales in certain countries where it is the exclusive distributor for the product or has an exclusive right to sell Abilify*.

BMS purchases the active pharmaceutical ingredient from Otsuka and completes the manufacture of the product for sale to third-party customers by BMS or Otsuka. Under the terms of the 2009 U.S. amendment, BMS paid Otsuka $400 million in 2009, which is amortized as a reduction of net sales through the expected loss of U.S. exclusivity in April 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales, which is included in cost of products sold. Otsuka was responsible for 30% of the U.S. expenses related to the commercialization of Abilify* from 2010 through 2012. Under the 2012 U.S. amendment, Otsuka assumed responsibility for providing and funding all sales force efforts effective January 2013. In consideration, BMS paid Otsuka $27 million in January 2013, and will be responsible for funding certain operating expenses up to $82 million in 2013, $56 million in 2014 and $8 million in 2015. In the EU, Otsuka reimbursed BMS for the sales force effort it provided through March 31, 2013. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013.

BMS and Otsuka also have an oncology collaboration for Sprycel and Ixempra (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the Oncology Territory). A collaboration fee, included in cost of products sold, is paid to Otsuka based on the following percentages of annual net sales of Sprycel and Ixempra:

	% of Net Sales
	2010 – 2012	2013 – 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 million to $800 million	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

During these periods, Otsuka contributes 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Abilify* net sales, net of amortization of extension payment	$522	$621
Oncology Products collaboration fee expense	70	32
Royalty expense	17	17
Reimbursement of operating expenses to/(from) Otsuka	(6)	(24)
Amortization (income)/expense – extension payment	16	16
Amortization (income)/expense – upfront, milestone and other licensing payments	—	2

Dollars in Millions	March 31, 2013	December 31, 2012
Other assets – extension payment	$137	$153

AstraZeneca

BMS and AstraZeneca have a diabetes alliance consisting of three worldwide codevelopment and commercialization agreements. One collaboration covers Onglyza, Kombiglyze XR (saxagliptin and metformin hydrochloride extended-release), and Komboglyze (saxagliptin and metformin immediate-release marketed in the EU); a second collaboration covers Forxiga; and a third collaboration, entered into during August 2012, covers Amylin’s portfolio of products (Bydureon*, Byetta*, Symlin* (pramlintide acetate) and metreleptin, which is currently in development). The agreements for saxagliptin exclude Japan. In this document unless specifically noted, we refer to both Kombiglyze and Komboglyze as Kombiglyze. Onglyza and Forxiga were discovered by BMS. Kombiglyze was codeveloped with AstraZeneca. Bydureon*, Byetta*, Symlin* and metreleptin were discovered by Amylin, LLC (Amylin), a wholly-owned subsidiary of BMS since August 2012.

BMS is the principal in third party customer net sales. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs, with the exception of Forxiga development costs in Japan, which are borne by AstraZeneca.

In 2012, BMS received preliminary proceeds of $3.6 billion from AstraZeneca as consideration for entering into the Amylin-related collaboration including $73 million included in accrued expenses that is expected to be reimbursed back to AstraZeneca in the second quarter of 2013. The remaining $3.5 billion is accounted for as deferred income and amortized as a reduction to cost of products sold on a pro-rata basis over the estimated useful lives of the related long-lived assets assigned in the purchase price allocation (primarily intangible assets with a weighted-average estimated useful life of 12 years and property, plant and equipment with a weighted-average estimated useful life of 15 years). The net proceeds that BMS received from AstraZeneca as consideration for entering into the collaboration are subject to certain adjustments including the right to receive an additional $135 million when AstraZeneca exercises its option for equal governance rights over certain key strategic and financial decisions regarding the collaboration, which it has indicated it intends to do pending required anti-trust approvals in certain international markets. BMS is entitled to reimbursements for 50% of capital expenditures related to Amylin. BMS and AstraZeneca agreed to share in certain tax attributes related to the Amylin collaboration. The preliminary proceeds of $3.6 billion that BMS received from AstraZeneca included $207 million related to sharing of certain tax attributes.

With respect to the other collaborations, BMS has received $300 million in upfront, milestone and other licensing payments related to saxagliptin to date and could receive up to an additional $300 million for sales-based milestones. BMS has also received $250 million in upfront, milestone and other licensing payments related to dapagliflozin to date, and could potentially receive up to an additional $150 million for development and regulatory milestones and up to an additional $390 million for sales-based milestones.

Summarized financial information related to these alliances is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Net sales	$358	$161
Profit sharing expense	146	73
Commercialization expense reimbursements to/(from) AstraZeneca	(57)	(12)
Research and development expense reimbursements to/(from) AstraZeneca	(17)	4
Amortization (income)/expense – upfront, milestone and other licensing receipts recognized in:
Cost of products sold	(75)	—
Other (income)/expense	(7)	(10)

Upfront, milestone and other licensing receipts:
Dapagliflozin	80	—

Dollars in Millions	March 31, 2013	December 31, 2012
Deferred income – upfront, milestone and other licensing receipts
Amylin-related products	$3,352	$3,423
Saxagliptin	204	208
Dapagliflozin	203	206

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

Net sales recognized for Atripla* include only the bulk efavirenz component of Atripla*. They are deferred until the combined product is sold to third-party customers and are based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Net sales	$ 324	$ 322
Equity in net loss of affiliates	4	4

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of Erbitux* in the U.S. which expires as to Erbitux* in September 2018. BMS also has codevelopment and copromotion rights to both products in Canada and Japan. Erbitux* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. BMS is the principal in third party customer sales. Under the EGFR agreement, with respect to Erbitux* sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net sales in North America plus reimbursement of certain royalties paid by Lilly.

In Japan, BMS shares rights to Erbitux* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck KGaA’s net sales of Erbitux* in Japan which is further shared equally with Lilly.

In March 2013, the Company and Lilly terminated the global codevelopment and cocommercialization arrangement for necitumumab (IMC-11F8), with all rights returning to Lilly. Discovered by ImClone, necitumumab is a fully human monoclonal antibody being investigated as an anticancer treatment and was part of the alliance between the Company and Lilly.

BMS is amortizing $500 million of license acquisition costs associated with the EGFR commercialization agreement through 2018.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Net sales	$162	$179
Distribution fees and royalty expense	67	74
Research and development expense reimbursement to Lilly – necitumumab	—	1
Amortization (income)/expense – upfront, milestone and other licensing payments	9	10
Japan commercialization fee (income)/expense	(4)	(6)

Dollars in Millions	March 31, 2013	December 31, 2012
Other intangible assets – upfront, milestone and other licensing payments	$202	$211

Prior to BMS’s acquisition of Amylin on August 8, 2012, Amylin had entered into a settlement and termination agreement with Lilly regarding their collaboration for the global development and commercialization of Byetta* and Bydureon* (exenatide products) under which the parties agreed to transition full responsibility of these products to Amylin. The transition of the U.S. operations was completed by the time of the acquisition. The transition of non-U.S. operations of the exenatide products in a majority of markets was completed on April 1, 2013 terminating Lilly’s exclusive right to non-U.S. commercialization of the exenatide products. BMS is responsible for any non-U.S. losses incurred by Lilly during 2012 and 2013 up to a maximum of $60 million.

Sanofi

In September 2012, BMS and Sanofi restructured the terms of the codevelopment and cocommercialization agreements for Plavix*, a platelet aggregation inhibitor, and Avapro*/Avalide*, an angiotension II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy. Effective January 1, 2013, Sanofi assumed essentially all of the worldwide operations of the alliance with the exception of Plavix* in the U.S. and Puerto Rico. The alliance for Plavix* in these two markets will continue unchanged through December 2019 under the same terms as in the original alliance arrangements described below. In exchange for the rights being assumed by Sanofi, BMS will receive quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018.

Beginning in 2013, all royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former comarketing countries discussed below are presented in net sales, including $51 million in the three months ended March 31, 2013. Development and opt-out royalties were recognized in other (income)/expense in 2012. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Additionally, equity in net income of affiliates for the three months ended March 31, 2013 includes $22 million of profit that was deferred prior to the restructuring of the agreement. Net sales attributed to the supply of irbesartan active pharmaceutical ingredient to Sanofi were $18 million and $38 million for the three months ended March 31, 2013 and 2012, respectively. The supply arrangement expires in 2015.

Prior to the restructuring, BMS’s worldwide alliance with Sanofi for the codevelopment and cocommercialization of Avapro*/Avalide* and Plavix* operated under the framework of two geographic territories: one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. These two territory partnerships managed central expenses, such as marketing, research and development and royalties, and supply of finished product to individual countries. BMS acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. BMS also recognized net sales in comarketing countries outside this territory (e.g., Germany, Italy for irbesartan only, Spain and Greece). Sanofi acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering Europe and Asia and BMS has a 49.9% ownership interest in this territory.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Net sales	$137	$1,900
Royalty expense	2	367
Equity in net income of affiliates	(40)	(60)
Other (income)/expense	(10)	(14)
Noncontrolling interest – pre-tax	24	605

Distributions to Sanofi	—	609
Distributions to BMS	31	67

Dollars in Millions	March 31, 2013	December 31, 2012
Investment in affiliates – territory covering Europe and Asia	$18	$9
Noncontrolling interest	(6)	(30)

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Net sales	$49	$319
Gross profit	37	138
Net income	36	122

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by BMS for the prevention and treatment of atrial fibrillation and other arterial thrombotic conditions. Eliquis was approved in the European Union in November 2012 and in the U.S. and Japan in December 2012 to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation (NVAF). Pfizer funds 60% of all development costs under the initial development plan effective January 1, 2007. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize Eliquis alone and will pay BMS compensation based on a percentage of net sales. BMS manufactures the product and is the principal in third party customer sales.

BMS received $684 million in upfront, milestone and other licensing payments for Eliquis to date, and could receive up to an additional $200 million for development and regulatory milestones.

Summarized financial information related to this alliance is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Net sales	$22	$—
Profit sharing expense	10	—
Commercialization expense reimbursement to/(from) Pfizer	(12)	(5)
Research and development reimbursements to/(from) Pfizer	7	2
Amortization (income)/expense – upfront, milestone and other licensing receipts	(10)	(10)

Upfront, milestone and other licensing receipts	125	—

Dollars in Millions	March 31, 2013	December 31, 2012
Deferred income – upfront, milestone and other licensing receipts	$512	$397

The Medicines Company

In February 2013, BMS and The Medicines Company entered into a two year collaboration for Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics in 2010). Net sales of Recothrom were $67 million in 2012. In connection with the collaboration, The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and will have certain responsibilities related to regulatory matters. During the collaboration term, BMS will exclusively supply Recothrom to The Medicines Company pursuant to a supply agreement at cost plus a markup and will also receive royalties equal to a tiered percentage of net sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the collaboration period, including the Recothrom Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

As part of the agreement, BMS granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom at a price determined based on a multiple of sales plus the cost of any remaining inventory held by BMS at that time. If the option is not exercised, all assets previously transferred to The Medicines Company during the collaboration period revert back to BMS. The option may be exercised by The Medicines Company between February and August 2014, with closing to occur in February 2015.

As consideration for entering into the collaboration, BMS received $115 million at the start of the collaboration which was allocated to the license and other rights transferred to The Medicines Company ($80 million) and the fair value of the option to purchase the remaining assets at the end of the collaboration ($35 million). The allocation was based on the estimated fair value of the option after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and recorded as a liability. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material in the three months ended March 31, 2013. The remaining $80 million will be recognized as alliance revenue throughout the term of the collaboration, of which $7 million was recognized during the three months ended March 31, 2013.

BMS will also recognize alliance revenue during the collaboration period for tiered royalties and supply of product. BMS will provide certain information technology, regulatory, order processing, distribution and other transitional services in exchange for a fee during a period up to six months commencing at the start of the collaboration. Alliance revenue related to tiered royalties, product supply and other services were not material in the three months ended March 31, 2013.

Valeant

In October 2012, BMS and PharmaSwiss SA, a wholly-owned subsidiary of Valeant Pharmaceuticals International Inc. (Valeant) entered into a collaboration for certain mature brand products in Europe. In connection with the collaboration, Valeant received the right to sell, distribute, and market the products in Europe through December 31, 2014 and will have certain responsibilities related to regulatory matters in the covered territory. During the collaboration term, BMS will exclusively supply the products to Valeant pursuant to a supply agreement at cost plus a markup.

As part of the agreement, BMS granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. If the right is not exercised, all rights transferred to Valeant during the collaboration period revert back to BMS. The option may be exercised by Valeant between January and June 2014, with closing to occur in December 2014.

As consideration for entering into the collaboration, BMS received $79 million at the start of the collaboration period which was allocated to the license and other rights transferred to Valeant ($61 million) and the fair value of the option to purchase the remaining assets at the end of the collaboration ($18 million). The allocation was based on the estimated fair value of the option after considering various market factors, including an analysis of any estimated excess of the fair value of the mature brands business over the potential purchase price if the option to purchase is exercised at December 31, 2014. The fair value of the option was determined using Level 3 inputs and recorded as a liability. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material for the three months ended March 31, 2013. The remaining $61 million will be recognized as alliance revenue throughout the term of the collaboration of which $7 million was recognized during the three months ended March 31, 2013.

BMS will also recognize revenue during the collaboration period for the supply of the product, and provide certain information technology, regulatory, order processing, distribution and other transitional services in exchange for a fee during the first six months of the collaboration. Alliance revenue related to product supply and other services were not material in the three months ended March 31, 2013.

Reckitt Benckiser Group plc

In February 2013, BMS and Reckitt Benckiser Group plc (RBL) agreed to enter into a three year collaboration regarding several over-the-counter-products sold primarily in Mexico and Brazil. The transaction is expected to close during the second quarter of 2013, subject to customary closing conditions and regulatory approvals. Net sales of these products were approximately $100 million in 2012.

In connection with the collaboration, RBL will be responsible for all sales, distribution, marketing and certain regulatory matters and BMS will be responsible for the exclusive supply of the products. Certain limited assets are expected to be transferred to RBL at the start of the collaboration period, primarily the market authorizations, as well as certain employees directly attributed to the business. BMS will retain all other assets related to the business including the patents, trademarks and inventory during the collaboration period.

As part of the proposed agreement, BMS will grant RBL an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to the products at the end of the collaboration at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at the time). If the option is not exercised, all assets previously transferred to RBL during the collaboration period revert back to BMS.

BMS is expected to receive proceeds of $482 million at the start of the collaboration period which will be allocated to the license and other rights transferred to RBL and the fair value of the option to purchase the remaining assets at the end of the collaboration.

Note 4. OTHER (INCOME)/EXPENSE

Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Interest expense	$50	$42
Investment income	(25)	(36)
Provision for restructuring	33	22
Litigation charges/(recoveries)	—	(172)
Equity in net income of affiliates	(36)	(57)
Out-licensed intangible asset impairment	—	38
Gain on sale of product lines, businesses and assets	(1)	—
Other income received from alliance partners, net	(57)	(46)
Other	17	25

Other (income)/expense	$(19)	$(184)

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Employee termination benefits	$29	$19
Other exit costs	4	3

Provision for restructuring	$33	$22

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 245 and 120 for the three months ended March 31, 2013 and 2012, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Liability at January 1	$167	$77

Charges	34	22
Changes in estimates	(1)	—

Provision for restructuring	33	22
Spending	(58)	(21)

Liability at March 31	$142	$78

Note 6. INCOME TAXES

The effective income tax rate on earnings was 7.6% for the three months ended March 31, 2013 and 26.9% for the three months ended March 31, 2012. The decrease in the effective tax rate resulted primarily from favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* sales and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012. In addition, the retroactive reinstatement of the R&D tax credit and look thru exception for the full year 2012 was recognized in the first quarter of 2013 ($43 million).

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

BMS is currently audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2013 could decrease in the range of approximately $375 million to $405 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2013	2012
Net Earnings Attributable to BMS	$609	$1,101
Earnings attributable to unvested restricted shares	—	(1)

Net Earnings Attributable to BMS common shareholders	$609	$1,100

Earnings per share – basic	$0.37	$0.65

Weighted-average common shares outstanding – basic	1,638	1,687
Contingently convertible debt common stock equivalents	1	1
Incremental shares attributable to share-based compensation plans	16	18

Weighted-average common shares outstanding – diluted	1,655	1,706

Earnings per share – diluted	$0.37	$0.64

Anti-dilutive weighted-average equivalent shares – stock incentive plans	1	7

Note 8. FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and payable, debt instruments and derivatives. The carrying amount of receivables and accounts payable approximates fair value due to their short-term maturity.

Changes in exchange rates and interest rates create exposure to market risk. Certain derivative financial instruments are used when available on a cost-effective basis to hedge the underlying economic exposure. These instruments qualify as cash flow, net investment and fair value hedges upon meeting certain criteria, including effectiveness of offsetting hedged exposures. Changes in fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

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

Level 2 inputs utilize observable prices for similar instruments, non-binding quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, forward starting interest rate swap contracts, equity funds, fixed income funds and long-term debt. Additionally, certain corporate debt securities utilize a third-party matrix pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of March 31, 2013. Level 2 derivative instruments are valued using London Interbank Offered Rate and Euro Interbank Offered Rate yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. Valuation models for the Auction Rate Security (ARS) and Floating Rate Security (FRS) portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of the ARS was determined using an internally developed valuation which was based in part on indicative bids received on the underlying assets of the security and other evidence of fair value. The ARS is a private placement security rated ‘BBB-’ by Standard and Poor’s as of March 31, 2013 and represents interests in insurance securitizations. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital markets liquidity. The fair value of written options to sell the assets of certain businesses in connection with collaboration agreements (see “—Note 3. Alliances and Collaborations” for further discussion) is based on an option pricing methodology that considers revenue and profitability projections, volatility, discount rates, and potential exercise price assumptions.

Available-For-Sale Securities and Cash Equivalents

The following table summarizes available-for-sale securities at March 31, 2013 and December 31, 2012:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Gain/(Loss) in Income	Fair Value	Fair Value
						Level 1	Level 2	Level 3
March 31, 2013
Certificates of Deposit	$173	$—	$—	$—	$173	$—	$173	$—
Corporate Debt Securities	4,032	75	—	—	4,107	—	4,107	—
Equity Funds	52	—	—	10	62	—	62	—
Fixed Income Funds	47	—	—	—	47	—	47	—
ARS	8	3	—	—	11	—	—	11
FRS	21	—	(1)	—	20	—	—	20

Total Marketable Securities	$4,333	$78	$(1)	$10	$4,420	$—	$4,389	$31

December 31, 2012
Certificates of Deposit	$34	$—	$—	$—	$34	$—	$34	$—
Corporate Debt Securities	4,305	72	—	—	4,377	—	4,377	—
U.S. Treasury Securities	150	—	—	—	150	150	—	—
Equity Funds	52	—	—	5	57	—	57	—
Fixed Income Funds	47	—	—	—	47	—	47	—
ARS	8	3	—	—	11	—	—	11
FRS	21	—	(1)	—	20	—	—	20

Total Marketable Securities	$4,617	$75	$(1)	$5	$4,696	$150	$4,515	$31

The following table summarizes the classification of available for sale securities in the consolidated balance sheet:

Dollars in Millions	March 31, 2013	December 31, 2012
Current Marketable Securities	$1,178	$1,173
Non-current Marketable Securities	3,242	3,523

Total Marketable Securities	$4,420	$4,696

Money market funds and other securities aggregating $935 million and $1,288 million at March 31, 2013 and December 31, 2012, respectively, were included in cash and cash equivalents and valued using Level 2 inputs.

At March 31, 2013, $3,231 million of non-current available for sale corporate debt securities mature within five years. All auction rate securities mature beyond 10 years.

The change in fair value for the investments in equity and fixed income funds are recognized in other (income)/expense and are designed to offset the changes in fair value of certain employee retirement benefits.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2013	2012
Fair value at January 1	$31	$110
Sales	—	(81)

Fair value at March 31	$31	$29

Qualifying Hedges

The following table summarizes the fair value of outstanding derivatives:

		March 31, 2013		December 31, 2012
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,273	$134	$573	$146
Foreign currency forward contracts	Other assets	1,231	87	735	59
Foreign currency forward contracts	Accrued expenses	286	(7)	916	(30)
Forward starting interest rate swap contracts	Accrued expenses	80	—	—	—

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years, including $67 million of pre-tax gains to be reclassified within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($839 million) and Japanese yen ($365 million) at March 31, 2013.

During 2013, BMS entered into an aggregate $80 million notional amount of forward starting interest rate swap contracts maturing in December 2013 with several financial institutions to hedge the variability of probable forecasted interest expense. The Company designated these contracts as cash flow hedges, with effective changes in fair value recorded net of tax in accumulated other comprehensive loss.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three months ended March 31, 2013 and 2012.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($696 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

During 2013, fixed-to-floating interest rate swap contracts were executed to convert $500 million notional amount of 0.875% Notes Due 2017 and $200 million notional amount of 5.45% Notes Due 2018 from fixed rate debt to variable rate debt.

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	March 31, 2013	December 31, 2012
Principal Value	$6,609	$6,631
Adjustments to Principal Value:
Fair value of interest rate swap contracts	134	146
Unamortized basis adjustment from interest rate swap contract terminations	490	509
Unamortized bond discounts	(53)	(54)

Total	$7,180	$7,232

Current portion of long-term debt	$658	$664
Long-term debt	6,522	6,568

The fair value of debt was $8,112 million at March 31, 2013 and $8,285 million at December 31, 2012 and was valued using Level 2 inputs. Interest payments were $49 million and $33 million for the three months ended March 31, 2013 and 2012, respectively, net of amounts related to interest rate swap contracts.

The average amount of commercial paper outstanding was $211 million at a weighted-average interest rate of 0.14% during the three months ended March 31, 2013. The maximum month end amount of commercial paper outstanding was $600 million, which was outstanding at March 31, 2013. No commercial paper borrowings were outstanding at December 31, 2012.

Debt repurchase activity was as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Principal amount	$—	$80
Carrying value	—	90
Repurchase price	—	109
Notional amount of interest rate swaps terminated	—	6
Swap termination proceeds	—	2
Total loss	—	19

Note 9. RECEIVABLES

Receivables include:

Dollars in Millions	March 31, 2013	December 31, 2012
Trade receivables	$1,897	$1,812
Less allowances	(99)	(104)

Net trade receivables	1,798	1,708
Alliance receivables	969	857
Prepaid and refundable income taxes	336	319
Other	205	199

Receivables	$3,308	$3,083

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $1,047 million and $1,056 million at March 31, 2013 and December 31, 2012, respectively. For additional information regarding alliance partners, see “—Note 3. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $224 million and $213 million for the three months ended March 31, 2013 and 2012, respectively. In the aggregate, receivables due from three pharmaceutical wholesalers in the U.S. represented 40% and 37% of total trade receivables at March 31, 2013 and December 31, 2012, respectively.

Note 10. INVENTORIES

Inventories include:

Dollars in Millions	March 31, 2013	December 31, 2012
Finished goods	$569	$572
Work in process	884	814
Raw and packaging materials	338	271

Inventories	$1,791	$1,657

Inventories expected to remain on-hand beyond one year are included in other assets and were $376 million at March 31, 2013 and $424 million at December 31, 2012.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	March 31, 2013	December 31, 2012
Land	$113	$114
Buildings	5,028	4,963
Machinery, equipment and fixtures	3,806	3,695
Construction in progress	426	611

Gross property, plant and equipment	9,373	9,383
Less accumulated depreciation	(4,114)	(4,050)

Property, plant and equipment	$5,259	$5,333

Depreciation expense was $108 million and $85 million for the three months ended March 31, 2013 and 2012, respectively.

Note 12. OTHER INTANGIBLE ASSETS

At March 31, 2013 and December 31, 2012, other intangible assets consisted of the following:

Dollars in Millions	March 31, 2013	December 31, 2012
Licenses	$1,159	$1,160
Developed technology rights	8,827	8,827
Capitalized software	1,204	1,200
In-process research and development	668	668

Gross other intangible assets	11,858	11,855
Less accumulated amortization	(3,288)	(3,077)

Total other intangible assets	$8,570	$8,778

Amortization expense of other intangible assets was $216 million and $101 million for the three months ended March 31, 2013 and 2012, respectively.

Note 13. DEFERRED INCOME

Deferred income includes:

Dollars in Millions	March 31, 2013	December 31, 2012
Upfront, milestone and other licensing payments	$4,484	$4,346
Atripla* deferred revenue	271	339
Gain on sale-leaseback transactions	91	99
Other	27	65

Total deferred income	$4,873	$4,849

Current portion	$772	$825
Non-current portion	4,101	4,024

For further information pertaining to upfront, milestone and other licensing payments, see “—Note 3. Alliances and Collaborations.”

Amortization of deferred income was $111 million and $47 million for the three months ended March 31, 2013 and 2012, respectively.

Note 14. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings	—	—	—	1,101	—	—	607
Cash dividends declared	—	—	—	(575)	—	—	—
Stock repurchase program	—	—	—	—	10	(323)	—
Employee stock compensation plans	1	1	(289)	—	(8)	439	—
Distributions	—	—	—	—	—	—	(609)

Balance at March 31, 2012	2,206	$221	$2,825	$33,595	517	$(17,286)	$(91)

Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	609	—	—	26
Cash dividends declared	—	—	—	(581)	—	—	—
Stock repurchase program	—	—	—	—	8	(298)	—
Employee stock compensation plans	—	—	(568)	—	(13)	803	—
Distributions	—	—	—	—	—	—	(1)

Balance at March 31, 2013	2,208	$221	$2,126	$32,761	565	$(18,318)	$40

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock and in June 2012 increased its authorization for the repurchase of common stock by an additional $3.0 billion. Repurchases may be made either in the open market or through private transactions, including under repurchase plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Noncontrolling interest is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of Plavix*. Net earnings attributable to noncontrolling interest are presented net of taxes of $12 million and $229 million for the three months ended March 31, 2013 and 2012, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The components of other comprehensive income/(loss) were as follows:

	Pretax	Tax	After tax
Three months ended March 31, 2012
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$14	$(9)	$5
Reclassified to net earnings	(8)	2	(6)

Derivatives qualifying as cash flow hedges	6	(7)	(1)
Pension and postretirement benefits:(b)
Actuarial gains	19	(5)	14
Amortization	36	(12)	24

Pension and postretirement benefits	55	(17)	38
Available for sale securities:
Unrealized losses	(2)	(1)	(3)
Realized gains	(10)	—	(10)

Available for sale securities(c)	(12)	(1)	(13)
Foreign currency translation	3	—	3

	$52	$(25)	$27

Three months ended March 31, 2013
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$69	$(23)	$46
Reclassified to net earnings	(10)	5	(5)

Derivatives qualifying as cash flow hedges	59	(18)	41
Pension and postretirement benefits - Amortization(b)	38	(11)	27
Available for sale securities - Unrealized gains(c)	3	1	4
Foreign currency translation	(1)	—	(1)

	$99	$(28)	$71

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.
(b)	Actuarial losses and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.
(c)	Realized (gains)/losses on available for sale securities are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	March 31, 2013	December 31, 2012
Derivatives qualifying as cash flow hedges	$50	$9
Pension and other postretirement benefits	(2,996)	(3,023)
Available for sale securities	69	65
Foreign currency translation	(254)	(253)

Accumulated other comprehensive loss	$(3,131)	$(3,202)

Note 15. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2013	2012	2013	2012
Service cost – benefits earned during the year	$10	$10	$1	$2
Interest cost on projected benefit obligation	74	79	3	6
Expected return on plan assets	(132)	(126)	(6)	(6)
Amortization of prior service cost/(benefit)	(1)	—	—	(1)
Amortization of net actuarial loss	38	33	—	3

Net periodic (benefit)/cost	$(11)	$(4)	$(2)	$4

Contributions to the U.S. pension plans are expected to approximate $185 million during 2013, of which $155 million was contributed in the three months ended March 31, 2013. Contributions to the international plans are expected to range from $60 million to $70 million in 2013, of which $38 million was contributed in the three months ended March 31, 2013.

The expense attributed to defined contribution plans in the U.S. was $47 million and $48 million for the three months ended March 31, 2013 and 2012, respectively.

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Stock options	$—	$3
Restricted stock	18	19
Market share units	8	6
Long-term performance awards	23	14

Total stock-based compensation expense	$49	$42

Deferred tax benefit related to stock-based compensation expense	$16	$14

In the first quarter of 2013, 2.3 million restricted stock units, 1.0 million market share units and 2.5 million long-term performance share units were granted. The weighted-average grant date fair value was $37.37 for restricted stock units and $37.40 for market share units and long-term performance share units.

Substantially all restricted stock units vest ratably over a four year period. Market share units vest ratably over a four year period and the number of shares ultimately issued is based on share price performance. The fair value of market share units considers the probability of satisfying market conditions. The number of shares issued when long-term performance share units vest is determined based on the achievement of annual performance goals. Long-term performance share units do not vest until the end of the three year plan period.

Unrecognized compensation cost related to nonvested awards of $367 million is expected to be recognized over a weighted-average period of 2.6 years.

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

INTELLECTUAL PROPERTY

Atripla*

In April 2009, Teva filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva and Gilead’s Truvada*. As of this time, the Company’s U.S. patent rights covering Sustiva’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. Patents which claim crystalline or polymorph forms of efavirenz. A trial in that lawsuit is currently scheduled for June 2013. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla* and in February 2013, Gilead and Teva reached an agreement in principle to settle the lawsuit on the patents covering tenofovir disoproxil fumarate. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.

Baraclude

In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent). In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision. Upon final FDA approval of its aNDA, Teva could launch its generic product. There could be a rapid and significant negative impact on U.S. sales of Baraclude beginning in 2013. U.S. net sales of Baraclude were $241 million in 2012.

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

GENERAL COMMERCIAL LITIGATION

Clayworth Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the California Court of Appeal’s judgment and the matter was remanded to the California Superior Court for further proceedings. In March 2011, the defendants’ motion for summary judgment was granted and judgment was entered in favor of the defendants. The plaintiffs appealed that decision and the California Court of Appeals affirmed summary judgment for the defendants. In October 2012, the plaintiffs filed a petition seeking review by the California Supreme Court which was denied in November 2012. Plaintiffs have filed a petition seeking a Writ of Certiorari with the U.S. Supreme Court.

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

In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix* patent litigation. Apotex is seeking damages for the amount of profits it alleges it would have received from selling its generic clopidogrel bisulfate for somewhere between 8 and 11.5 months had the May 2006 agreement been approved by regulators. The Company moved for summary judgment which was denied in November 2012. A trial was held in March 2013 and a jury verdict was delivered in favor of the Company. It is possible that Apotex may appeal this decision.

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

AWP Litigation

As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has appealed the decision to the Pennsylvania Supreme Court and oral argument is scheduled to take place in May 2013.

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

Plavix*

As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 3,000 claims are filed in state and federal courts in various states including California, Illinois, New Jersey, and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Reglan*

The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 2,700 plaintiffs, claiming personal injury allegedly sustained after using Reglan* or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits. The resolution of these pending lawsuits, however, is not expected to have a material impact on the Company.

Hormone Replacement Therapy

The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (Estrace*, Estradiol, Delestrogen* and Ovcon*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs. As of April 2013, the Company remains a defendant in approximately 35 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.

Byetta* and Bydureon*

Amylin, now a wholly-owned subsidiary of the Company (see “—Note 4. Acquisitions”), and Lilly are co-defendants in product liability litigation related to Byetta* and Bydureon*. As of April 2013, there were over 100 separate lawsuits pending on behalf of over 575 plaintiffs in various courts in the U.S. The vast majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatitis, and, in some cases, claiming alleged wrongful death. The Company has agreed in principle to resolve the claims of over 300 plaintiffs. The majority of cases are pending in California state court, where the Judicial Council has granted Amylin’s petition for a “coordinated proceeding” for all California state court cases alleging harm from the alleged use of Byetta*. Amylin and Lilly are currently scheduled for trial in the fourth quarter of 2013. A number of recently filed cases pending in federal court allege that Byetta* caused pancreatic cancer. We cannot reasonably predict the outcome of any lawsuit, claim or proceeding. However, given that Amylin has product liability insurance coverage for existing claims and future related claims involving Byetta*, it is currently expected the amount of damages, if any, will not be material to the Company.

BMS-986094

In August 2012, the Company announced that it had discontinued development of BMS-986094, an investigational compound which was being tested in clinical trials to treat the hepatitis C virus infection due to the emergence of a serious safety issue. To date, five lawsuits have been filed against the Company in Texas State Court by plaintiffs, which were removed to Federal Court, alleging that they participated in the Phase II study of BMS-986094 and suffered injuries as a result thereof. The Company has resolved four of the five filed claims and the vast majority of claims that have surfaced to date in this matter. In total, slightly fewer than 300 patients were administered the compound at various doses and durations as part of the clinical trials. The resolution of the remaining lawsuit and any other potential future lawsuits is not expected to have a material impact on the Company.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $68 million at March 31, 2013, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility—Environmental & Personal Injury Lawsuits

Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 150 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 400 cases between the state and federal court actions. Discovery is ongoing. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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

The following key events and transactions occurred during the first quarter of 2013 as discussed in further detail in the Strategy and Results of Operations sections of Management’s Discussion and Analysis.

•	Net sales and earnings declined primarily from the loss of exclusivity of Plavix* (clopidogrel bisulfate) and Avapro*/Avalide* (irbesartan/irbesartan hydrochlorothiazide).
•

Eliquis (apixaban) was launched for the reduction of the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation (NVAF) in the U.S., Europe, Japan and Canada. Eliquis is part of our strategic alliance with Pfizer, Inc. (Pfizer).

•	Forxiga (dapagliflozin) continues to be launched for the treatment of type 2 diabetes in various EU markets. Forxiga is part of our alliance with AstraZeneca.
•

We entered into a two year collaboration with The Medicines Company for Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired in connection with our 2010 acquisition of ZymoGenetics).

•

We agreed to enter into a three year collaboration with Reckitt Benckiser Group plc for several over-the-counter-products sold primarily in Mexico and Brazil, which is expected to close during the second quarter of 2013.

Highlights

The following table summarizes our financial highlights:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2013	2012
Net Sales	$3,831	$5,251
Total Expenses	3,157	3,224
Earnings before Income Taxes	674	2,027
Provision for Income Taxes	51	545
Effective tax rate	7.6%	26.9%

Net Earnings Attributable to BMS
GAAP	609	1,101
Non-GAAP	679	1,094

Diluted Earnings Per Share
GAAP	0.37	0.64
Non-GAAP	0.41	0.64

Cash, Cash Equivalents and Marketable Securities	5,775	8,614

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

Strategy

Over the past few years, we transformed our Company into a focused biopharmaceutical company. We continue to focus on sustaining our business and building a foundation for the future by growing our newer key marketed products, advancing our pipeline portfolio and managing our costs. We expect that our portfolio will become increasingly diversified across products and geographies over the next few years. We also expect that we can continue to improve our cost base and realize significant cost savings and avoidance over the next few years.

We experienced substantial exclusivity losses in 2012 for Plavix* and Avapro*/Avalide*, which together had approximately $1.8 billion of U.S. net sales in first quarter of 2012. As expected, we experienced a rapid, precipitous, and material decline in Plavix* and Avapro*/Avalide* net sales and a reduction in net income and operating cash flow, which are the norm in the industry when companies experience a loss of exclusivity for a significant product. We will face additional exclusivity losses in the coming years. We also face significant challenges with global economic uncertainty, particularly in the European Union (EU), and an increasingly complex global and regulatory environment. We believe our strategy to grow our newer marketed products and our robust research and development (R&D) pipeline position us well for the future.

We continue to expand our biologics capabilities. We still rely significantly on small molecules as our strongest, most reliable starting point for discovering potential new medicines, but large molecules or biologics, derived from recombinant DNA technologies are becoming increasingly important. Currently, more than 40% of our pipeline compounds are biologics, as are four of our key marketed products.

We continue to support our pipeline with our licensing and acquisitions strategy, referred to as our “string of pearls.” We are seeking to build relationships with academic organizations that have innovative programs and capabilities that complement our own internal R&D efforts.

Product and Pipeline Developments

We manage our R&D programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure there is a balance of early-stage and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These Phase III development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-40% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, these are the programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Hepatitis C Portfolio — (Daclatasvir — a NS5A replication complex inhibitor in development; Asunaprevir — a NS3 protease inhibitor in development; BMS-791325 — a NS5B non-nucleoside polymerase inhibitor in development)

•

In April 2013, at the European Association for the Study of the Liver in Amsterdam, the Company announced new Phase II data demonstrating that 12- and 24-week triple direct-acting antiviral (DAA) treatment regimens of daclatasvir, asunaprevir, and BMS-791325 showed high rates of sustained virologic response of up to 94% in treatment-naive, genotype 1 chronic hepatitis C patients, at time points ranging from 4 to 36 weeks post-treatment. The Food and Drug Administration (FDA) designated this triple-DAA regimen as a Breakthrough Therapy for the treatment of chronic hepatitis C.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B

•

In February 2013, the U.S. District Court for the District of Delaware invalidated the composition of matter patent covering Baraclude, which was scheduled to expire in 2015. See “Item 1. Financial Statements — Note 17. Legal Proceedings and Contingencies” for further discussion.

Sustiva (efavirenz) — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV

•

In February 2013, the Company announced that the FDA has granted an additional six-month period of exclusivity to market Sustiva. Exclusivity for Sustiva in the U.S. is now scheduled to expire in March 2015.

Nivolumab — a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as anti-cancer treatment.

•	The FDA has granted Fast Track designation for nivolumab in three tumor types: non-small-cell lung cancer, renal cell carcinoma and advanced melanoma.

Abilify* (aripiprazole) — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•	In January 2013, the European Commission approved Abilify* for the treatment of pediatric bipolar mania.

Forxiga — an oral sodium-glucose cotransporter (SGLT2) inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca

•	In March 2013, the Japanese Ministry of Health, Labor and Welfare also accepted for review the regulatory submission for Forxiga for the treatment of type 2 diabetes.
•	In January 2013, China’s State Food and Drug Administration accepted for review the regulatory submission for Forxiga for the treatment of type 2 diabetes.

Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in NVAF and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our strategic alliance with Pfizer.

•

Eliquis received regulatory approval for the reduction of the risk of stroke and systemic embolism in patients with NVAF in South Korea in January, in Israel and Russia in February, and in Mexico and Colombia in April 2013.

•

Eliquis received regulatory approval for the prevention of venous thromboembolic events in adult patients who have undergone elective hip or knee replacement surgery in China in January and in Mexico in April 2013.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended March 31,		2013 vs. 2012
	Net Sales		Analysis of % Change
Dollars in Millions	2013	2012	Total Change	Volume	Price	Foreign Exchange
United States	$1,971	$3,501	(44)%	(43)%	(1)%	—
Europe	946	922	3%	4%	(2)%	1%
Rest of the World	765	748	2%	7%	(1)%	(4)%
Other(a)	149	80	86%	N/A	N/A	—

Total	3,831	5,251	(27)%	(26)%	(1)%	—

(a)	Other net sales include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.

The change in U.S. net sales attributed to volume reflects the recent exclusivity losses of Plavix* in May 2012 and Avapro*/Avalide* in March 2012, partially offset by increased demand for most key products, the addition of Byetta* (exenatide), Bydureon* (exenatide extended-release for injection suspension) and Symlin* (pramlintide acetate) following the completion of our acquisition of Amylin in third quarter of 2012 ($153 million in the first quarter of 2013) and the launch of Eliquis in the first quarter of 2013. The change in U.S. net sales attributed to price was a result of the reduction in our share of Abilify* net sales from 51.5% in 2012 to 35% based upon a weighted-average forecast of expected annual net sales in 2013 (4% impact) partially offset by higher average net selling prices. See “—Key Products” for further discussion of sales by key product.

Net sales in Europe increased due to sales growth of most key products partially offset by lower sales from generic competition for Plavix* and Avapro*/Avalide* and certain mature brands. The change in net sales was negatively impacted by continuing fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, other price reductions and other restrictive measures.

Net sales in Rest of the World increased due to higher demand for Baraclude, Sprycel (dasatinib) and Orencia (abatacept), which was partially offset by generic competition for Plavix* and Avapro*/Avalide* and unfavorable foreign exchange, particularly in Japan.

Other net sales increased due to higher royalty revenue resulting from the restructured Sanofi agreement and revenue attributed to the Valeant and The Medicines Company collaborations.

No single country outside the U.S. contributed more than 10% of total net sales during the three months ended March 31, 2013 and 2012.

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

We recognize revenue net of gross-to-net sales adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2012 Annual Report on Form 10-K. Our share of Abilify* and Atripla* sales is reflected net of all gross-to-net sales adjustments in gross sales. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net sales adjustments were $308 million in 2013 and $354 million in 2012.

The activities and ending balances of each significant category of gross-to-net sales reserve adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2013	$(41)	$(13)	$(175)	$(351)	$(345)	$(183)	$(1,108)
Provision related to sales made in current period	(131)	(35)	(91)	(87)	(26)	(123)	(493)
Provision related to sales made in prior periods	—	—	—	36	22	—	58
Returns and payments	138	33	91	152	22	114	550
Impact of foreign currency translation	—	—	1	—	1	4	6

Balance at March 31, 2013	$(34)	$(15)	$(174)	$(250)	$(326)	$(188)	$(987)

The reconciliation of gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Gross Sales	$4,266	$5,878
Gross-to-Net Sales Adjustments
Charge-backs related to government programs	(131)	(192)
Cash discounts	(35)	(69)
Managed healthcare rebates and other contract discounts	(91)	(66)
Medicaid rebates	(51)	(103)
Sales returns	(4)	(100)
Other adjustments	(123)	(97)

Total Gross-to-Net Sales Adjustments	(435)	(627)

Net Sales	$3,831	$5,251

Gross-to-net sales adjustments as a percentage of gross sales were 10% in 2013 and 11% in 2012 and are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Essentially all gross-to-net adjustment categories adjustments decreased in 2013 as result of changes in Plavix* sales following its loss of exclusivity.
•

Managed healthcare rebates and other contract discounts increased primarily due to Amylin-related product sales. No significant amounts were related to Plavix* in either period because the Plavix* contract discounts in the Medicaid Part D program were not renewed as of January 1, 2012.

•	Medicaid rebates also decreased primarily due to a reduction in prior period accruals based upon actual invoices received.
•

The provision for sales returns was increased in 2012 as a result of the loss of exclusivity of Plavix* and Avapro*/Avalide*. The U.S. sales return reserves for Plavix* and Avapro*/Avalide* at March 31, 2013 were $146 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and 12 months after product expiration. Sales returns in 2013 included a $22 million reduction in the U.S. sales return reserve for Plavix* established in 2012 due to higher inventory work down in the wholesaler distribution channel than previously expected. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns which are generally not expected to occur until 2014.

•	Other adjustments are primarily related to non-U.S. markets and increased in 2013 as a result of government austerity measures.

Key Products

Net sales of key products represent 82% and 87% of total net sales in the first quarter of 2013 and 2012, respectively. The following table presents U.S. and international net sales by key products, the percentage change from the prior period, and the foreign exchange impact when compared to the prior period. The reasons for significant variances are provided below:

	Three Months Ended March 31,
Dollars in Millions	2013	2012	% Change	% Change Attributable to Foreign Exchange
Key Products
Virology
Baraclude (entecavir)	$366	$325	13%	(1)%
U.S.	68	56	21%	—
Non-U.S.	298	269	11%	(2)%

Reyataz (atazanavir sulfate)	361	358	1%	—
U.S.	193	188	3%	—
Non-U.S.	168	170	(1)%	—

Sustiva (efavirenz) Franchise	387	386	—	—
U.S.	251	254	(1)%	—
Non-U.S.	136	132	3%	1%
Oncology
Erbitux* (cetuximab)	162	179	(9)%	—
U.S.	158	176	(10)%	—
Non-U.S.	4	3	33%	—

Sprycel (dasatinib)	287	231	24%	(3)%
U.S.	115	95	21%	—
Non-U.S.	172	136	26%	(5)%

Yervoy (ipilimumab)	229	154	49%	—
U.S.	159	117	36%	—
Non-U.S.	70	37	89%	—
Neuroscience
Abilify* (aripiprazole)	522	621	(16)%	—
U.S.	328	445	(26)%	—
Non-U.S.	194	176	10%	—
Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	52	N/A	N/A	N/A
U.S.	52	N/A	N/A	—
Non-U.S.	N/A	N/A	N/A	N/A

Byetta* (exenatide)	85	N/A	N/A	N/A
U.S.	84	N/A	N/A	—
Non-U.S.	1	N/A	N/A	N/A

Forxiga (dapagliflozin)	3	N/A	N/A	N/A
U.S.	N/A	N/A	N/A	—
Non-U.S.	3	N/A	N/A	N/A

Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	202	161	25%	(1)%
U.S.	140	120	17%	—
Non-U.S.	62	41	51%	(3)%
Immunoscience
Nulojix (belatacept)	5	1	**	N/A
U.S.	4	1	**	—
Non-U.S.	1	—	**	N/A

Orencia (abatacept)	320	254	26%	(2)%
U.S.	214	171	25%	—
Non-U.S.	106	83	28%	(6)%

**	Change in excess of 100%.

	Three Months Ended March 31,
Dollars in Millions	2013	2012	% Change	% Change Attributable to Foreign Exchange
Key Products continued
Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	$46	$207	(78)%	1%
U.S.	—	108	(100)%	—
Non-U.S.	46	99	(54)%	1%

Eliquis (apixaban)	22	—	N/A	N/A
U.S.	17	N/A	N/A	—
Non-U.S.	5	—	N/A	N/A

Plavix* (clopidogrel bisulfate)	91	1,693	(95)%	—
U.S.	66	1,648	(96)%	—
Non-U.S.	25	45	(44)%	3%
Mature Products and All Other	691	681	1%	(1)%
U.S.	122	122	—	—
Non-U.S.	569	559	2%	(1)%

**	Change in excess of 100%.

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•

U.S. net sales increased primarily due to higher demand. Estimated U.S. prescription demand increased 6%. We may experience a rapid and significant decline in U.S. net sales due to possible generic competition following a Federal court’s decision in February 2013 invalidating the composition of matter patent.

•	International net sales increased primarily due to higher demand.

Reyataz — a protease inhibitor for the treatment of the human immunodeficiency virus (HIV)

•	U.S. net sales increased due to higher average net selling prices. Estimated U.S. prescription demand decreased 8%.

•	International net sales remained relatively flat as lower demand resulting from competing products in Europe was partially offset by the timing of government purchases in certain countries.

Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our joint venture with Gilead

•

U.S. net sales remained relatively flat as fluctuations in retail buying patterns and lower demand were partially offset by higher average net selling prices. Estimated U.S. prescription demand decreased 4%.

•	International net sales increased due to higher demand.

Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. Erbitux* is part of our strategic alliance with Lilly.

•	Sold by us almost exclusively in the U.S., net sales decreased due to lower demand.

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

•	U.S. net sales increased primarily due to higher demand. Estimated U.S. prescription demand increased 18%.

•	International net sales increased due to higher demand.

Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•

U.S. net sales increased due to the recognition of $27 million of net sales that were previously deferred until sufficient historical experience to estimate sales returns was developed and higher demand.

•	International net sales increased due to higher demand.

Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•

U.S. net sales decreased due to a reduction in our contractual share of net sales from 51.5% in 2012 to an estimated 35% in 2013, which was partially offset by higher average net selling prices. Estimated U.S. prescription demand decreased 2%.

•	International net sales increased due to higher demand.

Bydureon* — a once-weekly GLP-1 receptor agonist for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•

Bydureon* was launched by Amylin in the U.S. in the first quarter of 2012 and in certain EU in the second quarter of 2012. U.S. net sales are included in our results following the completion of our acquisition of Amylin in the third quarter of 2012.

Byetta* — a twice daily glucagon-like peptide-1 (GLP-1) receptor agonist for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	Byetta* net sales are included in our results following the completion of our acquisition of Amylin in the third quarter of 2012.

Forxiga — an oral sodium-glucose cotransporter (SGLT2) inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca

•	Forxiga was launched for the treatment of type 2 diabetes in a limited number of EU markets during the fourth quarter of 2012 and continues to be launched in various EU markets.

Onglyza/Kombiglyze (known in the EU as Onglyza/Komboglyze) — a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	U.S. net sales of Onglyza/Kombiglyze increased primarily due to higher average net selling prices and higher overall demand. Estimated U.S. prescription demand increased 8%.

•	International net sales increased primarily due to higher demand.

Nulojix — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	Nulojix was approved and launched in the U.S. and EU during 2011.

Orencia — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•

U.S. net sales increased primarily due to higher demand and higher average net selling prices. Estimated U.S. prescription demand for the subcutaneous formulation of Orencia increased 149%. The intravenous formulation of Orencia does not have prescription-level data as it is not dispensed through retail and mail order channels.

•

International net sales increased primarily due to higher demand, including the launch of the Orencia subcutaneous formulation (SC) in certain European markets beginning in the second quarter of 2012, which was partially offset by unfavorable foreign exchange in Japan.

Avapro*/Avalide* (known in the EU as Aprovel*/Karvea*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is part of the Sanofi alliance

•	U.S. net sales are no longer recognized following the restructured Sanofi agreement.

•

International net sales were impacted by changes attributed to the restructured Sanofi agreement and continue to be negatively impacted by lower demand including generic competition in certain EU markets and Canada.

Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders. Eliquis is part of our strategic alliance with Pfizer.

•	Eliquis was launched in the U.S., Europe, Japan and Canada in the first quarter of 2013 for the reduction of the risk of stroke and systemic embolism in patients with NVAF.

Plavix* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•	U.S. net sales decreased due to the loss of exclusivity in May 2012. Estimated U.S. prescription demand decreased 98%.

•

International net sales were impacted by changes attributed to the restructured Sanofi agreement and continue to be negatively impacted by generic clopidogrel products in the EU, Canada, and Australia.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty revenue

•

U.S. net sales remained flat as sales of Symlin*, which were included in our results following the acquisition of Amylin in the third quarter of 2012, were offset by lower demand and generic erosion of other products.

•	International net sales increased due to revenue attributed to certain collaborations which was partially offset by the continued generic erosion of other products.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, Federal facilities including Veterans Administration hospitals, and long-term care, among others. Erbitux*, Yervoy and Nulojix, and the intravenous formulation of Orencia are parenterally administered products and do not have prescription-level data as these products are not dispensed through retail and mail order channels. The data is provided by Wolters Kluwer Health, except for Sprycel and Orencia SC, and is based on the Source Prescription Audit. Sprycel and Orencia SC demand is based on information from the Next-Generation Prescription Service version 2.0 of the National Prescription Audit provided by IMS Health. The data is a product of each respective service providers’ own recordkeeping and projection processes and therefore subject to the inherent limitations of estimates based on sampling and may include a margin of error.

We continuously seek to improve the quality of our estimates of prescription change amounts and ultimate patient/consumer demand by reviewing the calculation methodologies employed and analyzing internal and third-party data. We expect to continue to review and refine our methodologies and processes for calculating these estimates and will monitor the quality of our own and third-party data used in such calculations.

We calculated the estimated total U.S. prescription change on a weighted-average basis as mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor of approximately three and adding to this the retail prescriptions. We believe that a calculation of estimated total U.S. prescription change based on this weighted-average approach provides a superior estimate of total prescription demand in retail and mail order channels. We use this methodology for our internal demand reporting.

Estimated End-User Demand

Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2012 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material to our results of operations as of the dates indicated. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month at March 31, 2013, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2012:

Plavix* had 1.5 months of inventory on hand in the U.S. compared to 1.3 months of inventory on hand at December 31, 2012 due to the loss of exclusivity in May 2012. We expect a gradual decrease in inventory on hand of Plavix* to occur over the next few years as product in the wholesale distribution channel continues to be worked down or returned. Levels of inventory on hand in the wholesale and retail distribution channels were considered in assessing the sales return reserves established at March 31, 2013.

Eliquis had 5.2 months of inventory on hand in the U.S. to support the initial product launch. This inventory is nominal and is expected to be worked down over the next few months as demand for this new product increases post launch.

Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.0 month of inventory on hand at September 30, 2012. The level of inventory on hand was due to the ordering patterns of pharmacists in France.

Luftal, an antacid product, had 1.6 months of inventory on hand internationally at direct customers compared to 1.5 months of inventory on hand at September 30, 2012. The level of inventory on hand was due to the ordering patterns of pharmacists in Brazil.

Fervex, a cold and flu product, had 2.9 months of inventory on hand internationally at direct customers, at March 31, 2013 and September 30, 2012. The level of inventory on hand was due to the ordering patterns of pharmacists in France.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers and our distributors. Our three largest wholesalers account for approximately 90% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2013 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2013	2012	% Change
Cost of products sold	$1,063	$1,303	(18)%
Marketing, selling and administrative	994	1,002	(1)%
Advertising and product promotion	189	194	(3)%
Research and development	930	909	2%
Other (income)/expense	(19)	(184)	(90)%

Total Expenses	$3,157	$3,224	(2)%

Cost of products sold decreased primarily due to lower sales volume following the loss of exclusivity of Plavix* and Avapro*/Avalide* which resulted in lower royalties in connection with our Sanofi alliance partially offset by higher net amortization costs resulting from the Amylin acquisition in the third quarter of 2012. Cost of products sold as a percentage of net sales was 27.7% in 2013 and 24.8% in 2012 and reflected a less favorable product mix as a result of royalties and profit sharing expenses in connection with our alliances and higher amortization costs in 2013.

Marketing, selling and administrative expenses decreased primarily due to a reduction in sales related activities for certain key products to coincide with their respective lifecycles partially offset by increased spending to support the launch of new products and additional spending following the Amylin acquisition.

Research and development expenses increased primarily from higher clinical grant spending and additional spending following the Amylin acquisition partially offset by $58 million of impairment charges in 2012 for in-process research and development (IPRD) projects previously acquired in the Medarex, Inc. (Medarex) acquisition. The impairment charges resulted from unfavorable clinical trial results and decisions to cease further development.

Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Interest expense	$50	$42
Investment income	(25)	(36)
Provision for restructuring	33	22
Litigation charges/(recoveries)	—	(172)
Equity in net income of affiliates	(36)	(57)
Out-licensed intangible asset impairment	—	38
Gain on sale of product lines, businesses and assets	(1)	—
Other income received from alliance partners, net	(57)	(46)
Other	17	25

Other (income)/expense	$(19)	$(184)

•	Interest expense increased due to higher borrowings in 2013.

•	Investment income in 2012 included a $10 million gain from the sale of auction rate securities.

•

Provision for restructuring was primarily attributable to employee termination benefits for continuous improvement initiatives. Additional employee termination costs of approximately $200 million are expected to be incurred in 2013 as a result of workforce reductions in several European countries. The majority of these costs will not be recognized until the completion of discussions with local workers council subject to local regulations. The expected employee reductions are primarily attributed to sales force reductions resulting from the restructuring of the Sanofi and Otsuka agreements and streamlining operations due to challenging market conditions in Europe.

•	Litigation charges/(recoveries) in 2012 included $172 million for our share of the Apotex damages award concerning Plavix*.

•

Equity in net income of affiliates is primarily related to our international partnership with Sanofi in Europe and Asia which decreased in 2013 as a result of our restructuring of the Sanofi agreement and continues to be negatively impacted by generic competition for Plavix* in Europe and Asia.

•

Out-licensed intangible asset impairment charges are related to assets acquired in the Medarex and ZymoGenetics, Inc. acquisitions and resulted from unfavorable clinical trial results and/or abandonment of the programs.

•

Other income from alliance partners, net includes income earned from the Sanofi partnership and amortization of certain upfront, milestone and other licensing payments related to other alliances. The decrease in U.S. Plavix* net sales resulted in lower development royalties owed to Sanofi in 2013. Royalty revenues from Sanofi (except in Europe and Asia) are presented in net sales beginning in 2013 as a result of the restructuring of our Sanofi agreement. See “Item 1. Financial Statements—Note 3. Alliances and Collaborations” for further discussion.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Amortization of acquired Amylin intangible assets	$138	$—
Amortization of Amylin collaboration proceeds	(67)	—
Amortization of Amylin inventory adjustment	14	—

Cost of products sold	85	—

Marketing, selling and administrative*	1	8

Research and development**	—	58

Provision for restructuring	33	22
Acquisition related expenses	—	12

Litigation charges/(recoveries)	—	(172)
Out-licensed intangible asset impairment	—	38
Loss on debt repurchase	—	19
Upfront, milestone and other licensing receipts	(14)	—

Other (income)/expense	19	(81)

Increase/(decrease) to pretax income	105	(15)
(Income tax)/tax benefit on items above	(35)	8

Increase/(decrease) to net earnings	$70	$(7)

*	Specified items in marketing, selling and administrative are process standardization implementation costs.
**	Specified items in research and development in 2012 are IPRD impairment charges.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2013	2012
Net Earnings Attributable to BMS – GAAP	$609	$1,101
Earnings attributable to unvested restricted shares	—	(1)

Net Earnings used for Diluted EPS Calculation – GAAP	$609	$1,100

Net Earnings Attributable to BMS – GAAP	$609	$1,101
Less Specified Items	70	(7)

Net Earnings Attributable to BMS – Non-GAAP	679	1,094
Earnings attributable to unvested restricted shares	—	(1)

Net Earnings used for Diluted EPS Calculation – Non-GAAP	$679	$1,093

Average Common Shares Outstanding – Diluted	1,655	1,706

Diluted EPS – GAAP	$0.37	$0.64
Diluted EPS Attributable to Specified Items	0.04	—

Diluted EPS – Non-GAAP	$0.41	$0.64

Income Taxes

The effective income tax rate on earnings was 7.6% for the three months ended March 31, 2013 and 26.9% for the three months ended March 31, 2012. The decrease in the effective tax rate resulted primarily from favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* sales and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012. In addition, the retroactive reinstatement of the R&D tax credit and look thru exception for the full year 2012 was recognized in the first quarter of 2013 ($43 million). The transfer of selected intellectual property rights outside the U.S. (for existing and new products) is part of our strategy to place key assets closer to where manufacturing, distribution, and other operational decisions are made.

Historically, the effective tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. We have favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023. See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

Noncontrolling Interest

See “Item 1. Financial Statements—Note 3. Alliances and Collaborations” for further discussion of our Sanofi partnership for the territory covering the Americas. The decrease in noncontrolling interest resulted from the exclusivity loss in the U.S. of Avapro*/Avalide* in March 2012 and Plavix* in May 2012. A summary of noncontrolling interest is as follows:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Sanofi partnerships	$24	$605
Other	2	5

Noncontrolling interest-pre-tax	26	610
Income taxes	12	229

Net earnings attributable to noncontrolling interest-net of taxes	$14	$381

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2013	December 31, 2012
Cash and cash equivalents	$1,355	$1,656
Marketable securities – current	1,178	1,173
Marketable securities – non-current	3,242	3,523

Cash, cash equivalents and marketable securities	5,775	6,352
Short-term borrowings and current portion of long-term debt	(1,372)	(826)
Long-term debt	(6,522)	(6,568)

Net debt position	$(2,119)	$(1,042)

Working capital	$1,668	$1,242

The net debt position increased by $1.1 billion during the first quarter of 2013 due to the timing of payments with our collaboration partners, Medicaid rebates, annual employee bonuses, pension contributions and other working capital requirements. See “—Cash Flows” in this section for further information.

Cash, cash equivalents and marketable securities held in the U.S. were $253 million at March 31, 2013. Most of the remaining $5.5 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We started issuing commercial paper to meet near-term domestic liquidity requirements during 2012. The average amount of commercial paper outstanding was $211 million at a weighted-average interest rate of 0.14% during the three months ended March 31, 2013. The maximum month-end amount of commercial paper outstanding was $600 million, which was outstanding at March 31, 2013. We will likely continue to issue commercial paper to meet our domestic liquidity needs.

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

We currently have two separate $1.5 billion five-year revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at March 31, 2013 and December 31, 2012.

Additional regulations in the U.S. could be passed in the future which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions in the EU will not have a material impact on our liquidity, cash flow or financial flexibility.

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Historically, our exposure was limited by factoring receivables and deferring revenues until the collection of cash.

However, during 2012, counterparties in our factoring arrangements suspended factoring of receivables from Spanish and Portuguese government-backed entities and limited factoring of receivables from certain Italian government-backed entities. Our credit exposures in Europe may increase in the future due to further reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was $251 million at March 31, 2013, of which approximately 75% was from government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $72 million in 2013 and $73 million in 2012. Sales of receivables in Japan were $152 million in 2013 and $140 million in 2012. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable.

Dollars in Millions	March 31, 2013	December 31, 2012
Net trade receivables	$1,798	$1,708
Inventories	1,791	1,657
Accounts payable	(2,079)	(2,202)

Total	$1,510	$1,163

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook remains stable. Standard & Poor’s long-term and short-term credit ratings are currently A+ and A-1+, respectively, and their long-term credit outlook remains stable. Fitch Ratings long-term and short-term credit ratings are currently A and F1, respectively, and their long-term credit outlook remains negative. Our credit ratings are considered investment grade. Our long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies’ opinion that we have an extremely strong capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2013	2012
Cash flow provided by/(used in):
Operating activities	$(428)	$387
Investing activities	161	(3,027)
Financing activities	(44)	(836)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipt and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions; and tax payments in the ordinary course of business. Most pension contributions and annual employee bonuses are paid in the first quarter of the year and were approximately $600 million in 2013 and $800 million in 2012.

The $815 million decrease in operating cash flow compared to the first quarter of 2012 is primarily attributable to:

•	Lower operating cash flows attributed to Plavix* and Avapro*/Avalide* sales reductions following the loss of exclusivity of these products in the first half of 2012 (approximately $600 million);
•	The timing of payments with our collaboration partners, Medicaid rebates and other additional working capital requirements in 2013 (approximately $500 million); and
•	The Apotex damage award received in 2012 ($172 million)

Partially offset by:

•	Upfront and contingent milestone proceeds in 2013 ($320 million); and
•	Lower pension contributions and annual employee bonus payments in 2013 (approximately $200 million).

Investing Activities

•	Cash was used to fund the acquisition of Inhibitex for $2.5 billion in 2012.
•

Net sales and maturities of marketable securities of $273 million were primarily attributed to the timing of investment maturities and the management of domestic liquidity requirements. Net purchases of marketable securities were $425 million in 2012 due to the timing of additional investments in time deposits and highly rated corporate debt securities with maturities greater than 90 days.

Financing Activities

•

Dividend payments were $580 million in 2013 and $579 million in 2012. Dividends declared per common share were $0.35 in 2013 and $0.34 in 2012. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Cash used to repurchase common stock was $297 million in 2013 and $339 million in 2012.
•	Commercial paper borrowings were $600 million in 2013.
•

Proceeds from stock option exercises were $270 million in 2013 (including $55 million of cash retained from excess tax benefits) and $159 million in 2012 (including $37 million of cash retained from excess tax benefits) and will vary from period to period based on fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

•

Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the repurchase of debt were $109 million in 2012. There were no debt repurchases in 2013.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2012 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the three month period ended March 31, 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2013	3,206,822	$34.25	3,191,812	$1,672
February 1 to 28, 2013	2,466,156	$36.67	2,452,642	$1,583
March 1 to 31, 2013	4,780,971	$38.45	2,510,200	$1,484

Three months ended March 31, 2013	10,453,949		8,154,654

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
101.

The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Erbitux is a trademark of Eli Lilly and Company; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Estrace and Ovcon are trademarks of Warner-Chilcott Company, LLC; Delestrogen is a trademark of JHP Pharmaceuticals, LLC; Reglan is a trademark of ANIP Acquisition Company. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date: April 25, 2013	By:	/s/ Lamberto Andreotti
Lamberto Andreotti
Chief Executive Officer

Date: April 25, 2013	By:	/s/ Charles Bancroft
Charles Bancroft
Chief Financial Officer