Form 10-Q
period 2013-06-30
BRISTOL MYERS SQUIBB CO
filed 2013-07-25
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At June 30, 2013, there were 1,646,323,647 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	46

Item 4.
Controls and Procedures	46

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	46

Item 1A.
Risk Factors	46

Item 2.
Issuer Purchases of Equity Securities	47

Item 6.
Exhibits	48

Signatures	49

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2013	2012	2013	2012
Net Sales	$4,048	$4,443	$7,879	$9,694
Cost of products sold	1,108	1,245	2,171	2,548
Marketing, selling and administrative	1,042	1,004	2,036	2,006
Advertising and product promotion	218	224	407	418
Research and development	951	962	1,881	1,871
Other (income)/expense	199	(51)	180	(235)
Total Expenses	3,518	3,384	6,675	6,608

Earnings Before Income Taxes	530	1,059	1,204	3,086
Provision for income taxes	—	251	51	796
Net Earnings	530	808	1,153	2,290
Net Earnings/(Loss) Attributable to Noncontrolling Interest	(6)	163	8	544
Net Earnings Attributable to BMS	$536	$645	$1,145	$1,746

Earnings per Common Share
Basic	$0.33	$0.38	$0.70	$1.04
Diluted	$0.32	$0.38	$0.69	$1.02

Cash dividends declared per common share	$0.35	$0.34	$0.70	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2013	2012	2013	2012
Net Earnings	$530	$808	$1,153	$2,290
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(3)	13	38	12
Pension and postretirement benefits	697	22	724	60
Available for sale securities	(50)	12	(46)	(1)
Foreign currency translation	(33)	4	(34)	7
Other Comprehensive Income/(Loss)	611	51	682	78

Comprehensive Income	1,141	859	1,835	2,368
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	(6)	163	8	544
Comprehensive Income Attributable to BMS	$1,147	$696	$1,827	$1,824
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	June 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$1,821	$1,656
Marketable securities	978	1,173
Receivables	3,406	3,083
Inventories	1,785	1,657
Deferred income taxes	1,960	1,597
Prepaid expenses and other	536	355
Total Current Assets	10,486	9,521
Property, plant and equipment	5,228	5,333
Goodwill	7,646	7,635
Other intangible assets	8,370	8,778
Deferred income taxes	195	203
Marketable securities	3,223	3,523
Other assets	1,104	904
Total Assets	$36,252	$35,897

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$764	$826
Accounts payable	2,346	2,202
Accrued expenses	2,423	2,573
Deferred income	986	825
Accrued rebates and returns	1,017	1,054
Income taxes payable	212	193
Dividends payable	606	606
Total Current Liabilities	8,354	8,279
Pension, postretirement and postemployment liabilities	826	1,882
Deferred income	4,146	4,024
Income taxes payable	644	648
Deferred income taxes	818	383
Other liabilities	649	475
Long-term debt	6,442	6,568
Total Liabilities	21,879	22,259

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,485 in 2013 and 5,117 in 2012, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in
both 2013 and 2012	221	221
Capital in excess of par value of stock	1,975	2,694
Accumulated other comprehensive loss	(2,520)	(3,202)
Retained earnings	32,715	32,733
Less cost of treasury stock – 562 million common shares in 2013 and 570 million in 2012	(18,020)	(18,823)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,371	13,623
Noncontrolling interest	2	15
Total Equity	14,373	13,638
Total Liabilities and Equity	$36,252	$35,897
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net earnings	$1,153	$2,290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(8)	(544)
Depreciation and amortization, net	402	287
Deferred income taxes	(335)	80
Stock-based compensation	95	82
Impairment charges	4	288
Other	(11)	13
Changes in operating assets and liabilities:
Receivables	(404)	544
Inventories	(173)	(170)
Accounts payable	203	(222)
Deferred income	619	43
Income taxes payable	(31)	75
Other	(432)	(1,245)
Net Cash Provided by Operating Activities	1,082	1,521
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,278	3,337
Purchases of marketable securities	(850)	(3,426)
Additions to property, plant and equipment and capitalized software	(213)	(236)
Sale of businesses and other investing activities	3	15
Purchases of businesses, net of cash acquired	—	(2,491)
Net Cash Provided by/(Used in) Investing Activities	218	(2,801)
Cash Flows From Financing Activities:
Net change in short-term borrowings	(79)	121
Proceeds from issuance of long-term debt	12	—
Long-term debt repayments	—	(109)
Interest rate swap terminations	—	2
Issuance of common stock	443	314
Common stock repurchases	(380)	(860)
Dividends	(1,155)	(1,154)
Net Cash Used in Financing Activities	(1,159)	(1,686)
Effect of Exchange Rates on Cash and Cash Equivalents	24	(9)
Increase/(Decrease) in Cash and Cash Equivalents	165	(2,975)
Cash and Cash Equivalents at Beginning of Period	1,656	5,776
Cash and Cash Equivalents at End of Period	$1,821	$2,801
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at June 30, 2013 and December 31, 2012, and the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K.

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

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are utilized and responsible for the development and delivery of products to the market. Regional commercial organizations distribute and sell the products. The business is also supported by global corporate staff functions. Segment information is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Net sales of key products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Virology
Baraclude (entecavir)	$371	$357	$737	$682
Reyataz (atazanavir sulfate)	431	406	792	764
Sustiva (efavirenz) Franchise	411	388	798	774
Oncology
Erbitux* (cetuximab)	171	179	333	358
Sprycel (dasatinib)	312	244	599	475
Yervoy (ipilimumab)	233	162	462	316
Neuroscience
Abilify* (aripiprazole)	563	711	1,085	1,332
Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	66	N/A	118	N/A
Byetta* (exenatide)	104	N/A	189	N/A
Forxiga (dapagliflozin)	5	N/A	8	N/A
Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	240	172	442	333
Immunoscience
Nulojix (belatacept)	6	3	11	4
Orencia (abatacept)	352	290	672	544
Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	56	117	102	324
Eliquis (apixaban)	12	1	34	1
Plavix* (clopidogrel bisulfate)	44	741	135	2,434

Mature Products and All Other	671	672	1,362	1,353
Net Sales	$4,048	$4,443	$7,879	$9,694

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.

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
Payments between collaboration partners are presented in operating results based on the nature of the arrangement, including its contractual terms, the nature of the payments and the applicable accounting guidance. Upfront and contingent milestone payments made by BMS prior to product approval are immediately expensed and those payments made after product approval are amortized over the shorter of the contractual term or estimated life of the product. Upfront and contingent milestones received by BMS are amortized over the shorter of the contractual term or estimated life of the product. Other activities between BMS and its collaboration partners are presented in operating results as follows:

•
Payments from collaboration partners to BMS for supply arrangements, royalties, co-promotional and collaboration fees are presented in net sales when BMS’s collaboration partner is the principal in the customer sale.

•
Payments from BMS to collaboration partners for supply arrangements, royalties, profit sharing and distribution fees and the amortization of upfront or contingent milestone payments made upon or after regulatory approval are included in cost of products sold.

•	Cost reimbursement payments between the parties for commercial expenses are included in marketing, selling, administrative, advertising and product promotion expenses.

•
Upfront and contingent milestone payments from BMS to collaboration partners prior to regulatory approval and cost reimbursement payments between the parties are included in research and development expenses.

•
The amortization of upfront and contingent milestone payments from collaboration partners to BMS prior to regulatory approval, equity in net income of affiliates and other payments that are related to non-core activities are included in other (income)/expense.

All payments between BMS and its collaboration partners are presented in cash flows from operating activities, including profit distributions when the activities are conducted through a separate and distinct legal entity or partnership.

See the 2012 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions.
Otsuka

BMS has a worldwide commercialization agreement, excluding certain Asian countries, with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote Abilify*, for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder. The U.S. portion of the commercialization and manufacturing agreement was amended in 2009 and further amended in 2012, and it expires upon the expected loss of product exclusivity in April 2015. The agreement expires in all EU countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 2015 or loss of exclusivity in any such country.

Otsuka is the principal in most third-party net sales. Therefore, net sales recognized for Abilify* include only BMS’s contractual share of total net sales to third party customers. In the U.S., BMS’s contractual share was 51.5% in 2012. Beginning January 1, 2013, BMS’s contractual share changed to the percentages of total U.S. net sales set forth in the table below. BMS recognizes revenue based on the weighted-average forecast of expected annual net sales (currently estimated at 34.3%).

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

BMS purchases the active pharmaceutical ingredient from Otsuka and completes the manufacture of the product for sale to third-party customers by BMS or Otsuka. Under the terms of the 2009 U.S. amendment, BMS paid Otsuka $400 million in 2009, which is amortized as a reduction of net sales through the expected loss of U.S. exclusivity in April 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales, which is included in cost of products sold. Otsuka was responsible for 30% of the U.S. expenses related to the commercialization of Abilify* from 2010 through 2012. Under the 2012 U.S. amendment, Otsuka assumed responsibility for providing and funding all sales force efforts effective January 2013. In consideration, BMS paid Otsuka $27 million in January 2013, and is responsible for funding certain operating expenses up to $82 million in 2013, $56 million in 2014 and $8 million in 2015. In the EU, Otsuka reimbursed BMS for the sales force effort it provided through March 31, 2013. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013.

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

During these annual periods, Otsuka contributes 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Abilify* net sales, net of amortization of extension payment	$563	$711	$1,085	$1,332
Oncology Products collaboration fee expense	76	35	146	67
Royalty expense	23	20	40	37
Reimbursement of operating expenses to/(from) Otsuka	8	(19)	2	(32)
Amortization (income)/expense – extension payment	17	17	33	33
Amortization (income)/expense – upfront, milestone and other
licensing payments	—	2	—	4

Dollars in Millions	June 30, 2013	December 31, 2012
Other assets – extension payment	$120	$153

AstraZeneca

BMS and AstraZeneca have a diabetes alliance consisting of three worldwide codevelopment and commercialization agreements. One collaboration covers Onglyza, Kombiglyze XR (saxagliptin and metformin hydrochloride extended-release), and Komboglyze (saxagliptin and metformin immediate-release marketed in the EU); a second collaboration covers Forxiga; and a third collaboration, entered into in August 2012, covers Amylin’s portfolio of products (Bydureon*, Byetta*, Symlin* (pramlintide acetate) and metreleptin, which is currently in development). The agreements for saxagliptin exclude Japan. In this document unless specifically noted, we refer to both Kombiglyze and Komboglyze as Kombiglyze. Onglyza and Forxiga were discovered by BMS. Kombiglyze was codeveloped with AstraZeneca. Bydureon*, Byetta*, Symlin* and metreleptin were discovered by Amylin, LLC (Amylin), a wholly-owned subsidiary of BMS since August 2012. BMS is the principal in third party customer net sales, except in Japan. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs, with the exception of Forxiga development costs in Japan, which are borne by AstraZeneca subject to a pre-agreed clinical plan. Additional trials will be shared equally.

In 2012, BMS received preliminary proceeds of $3.6 billion from AstraZeneca as consideration for entering into the Amylin-related collaboration including $73 million included in accrued expenses that is expected to be reimbursed back to AstraZeneca in the third quarter of 2013. The remaining $3.5 billion is accounted for as deferred income and amortized as a reduction to cost of products sold on a pro-rata basis over the estimated useful lives of the related long-lived assets assigned in the purchase price allocation (primarily intangible assets with a weighted-average estimated useful life of 12 years and property, plant and equipment with a weighted-average estimated useful life of 15 years). The net proceeds that BMS received from AstraZeneca as consideration for entering into the collaboration are subject to certain adjustments including the right to receive an additional $135 million when AstraZeneca exercises its option for equal governance rights over certain key strategic and financial decisions regarding the collaboration, which it has indicated it intends to do pending required anti-trust approvals in certain international markets. BMS is entitled to reimbursements for 50% of capital expenditures related to Amylin. BMS and AstraZeneca agreed to share in certain tax attributes related to the Amylin collaboration. The preliminary proceeds of $3.6 billion that BMS received from AstraZeneca included $207 million related to sharing of certain tax attributes.
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
Summarized financial information related to these alliances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$431	$172	$789	$333
Profit sharing expense	178	77	324	150
Commercialization expense reimbursements to/(from) AstraZeneca	(82)	(7)	(139)	(19)
Research and development expense reimbursements to/(from) AstraZeneca	(22)	6	(39)	10
Amortization (income)/expense – upfront, milestone and other licensing receipts recognized in:
Cost of products sold	(74)	—	(149)	—
Other (income)/expense	(8)	(11)	(15)	(21)
Upfront, milestone and other licensing receipts:
Dapagliflozin	—	—	80	—

Dollars in Millions	June 30, 2013	December 31, 2012
Deferred income – upfront, milestone and other licensing receipts
Amylin-related products	$3,279	$3,423
Saxagliptin	200	208
Dapagliflozin	199	206

Gilead

BMS and Gilead Sciences, Inc. (Gilead) have a joint venture in the U.S., for the U.S. and Canada, and in Europe to develop and commercialize Atripla* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen for the treatment of human immunodeficiency virus (HIV) infection, combining Sustiva, a product of BMS, and Truvada* (emtricitabine and tenofovir disoproxil fumarate), a product of Gilead.

Net sales recognized for Atripla* include only the bulk efavirenz component of Atripla*. They are deferred until the combined product is sold to third-party customers and are based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$346	$323	$670	$645
Equity in net loss of affiliates	4	4	8	8

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of Erbitux* in the U.S. which expires in September 2018. BMS also has codevelopment and copromotion rights in Canada and Japan. Erbitux* is indicated for use in the treatment of patients with metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. BMS is the principal in third party customer sales in North America. Under the EGFR agreement, with respect to Erbitux* sales in North America, BMS pays Lilly a distribution fee based on a flat rate of 39% of net sales in North America plus a share of certain royalties paid by Lilly.

In Japan, BMS shares rights to Erbitux* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck KGaA’s net sales of Erbitux* in Japan which is further shared equally with Lilly.

In March 2013, the Company and Lilly terminated the global codevelopment and cocommercialization arrangement for necitumumab (IMC-11F8), with all rights returning to Lilly. Discovered by ImClone, necitumumab is a fully human monoclonal antibody that was part of the alliance between the Company and Lilly.

BMS is amortizing $500 million of license acquisition costs associated with the EGFR commercialization agreement through 2018.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$171	$179	$333	$358
Distribution fees and royalty expense	71	75	138	149
Research and development expense reimbursement to Lilly – necitumumab	—	7	—	8
Amortization (income)/expense – upfront, milestone and other licensing
payments	10	9	19	19
Japan commercialization fee (income)/expense	(8)	(13)	(12)	(19)

Dollars in Millions	June 30, 2013	December 31, 2012
Other intangible assets – upfront, milestone and other licensing payments	$192	$211

Prior to BMS’s acquisition of Amylin on August 8, 2012, Amylin had entered into a settlement and termination agreement with Lilly regarding their collaboration for the global development and commercialization of Byetta* and Bydureon* (exenatide products) under which the parties agreed to transition full responsibility of these products to Amylin. The transition of the U.S. operations was completed by the time of the acquisition. The transition of non-U.S. operations of the exenatide products in a majority of markets was completed on April 1, 2013 terminating Lilly’s exclusive right to non-U.S. commercialization of the exenatide products. BMS is responsible for any non-U.S. losses incurred by Lilly during 2012 and 2013 up to a maximum of $60 million. Revised estimates related to this obligation resulted in $21 million of other income during the three and six months ended June 30, 2013.

Sanofi

In September 2012, BMS and Sanofi restructured the terms of the codevelopment and cocommercialization agreements for Plavix*, a platelet aggregation inhibitor, and Avapro*/Avalide*, an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy. Effective January 1, 2013, Sanofi assumed essentially all of the worldwide operations of the alliance with the exception of Plavix* in the U.S. and Puerto Rico. The alliance for Plavix* in these markets will continue unchanged through December 2019 under the same terms as in the original alliance arrangements described below. In exchange for the rights being assumed by Sanofi, BMS will receive quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018.

Beginning in 2013, all royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in net sales, including $56 million and $107 million in the three and six months ended June 30, 2013, respectively. Development and opt-out royalties were recognized in other (income)/expense in 2012. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Additionally, equity in net income of affiliates for the six months ended June 30, 2013 includes $22 million of profit that was deferred prior to the restructuring of the agreement. Net sales attributed to the supply of irbesartan active pharmaceutical ingredient to Sanofi were $33 million and $30 million for the three months ended June 30, 2013 and 2012, respectively, and $51 million and $68 million for the six months ended June 30, 2013 and 2012, respectively. The supply arrangement for irbesartan expires in 2015.

Prior to the restructuring, BMS’s worldwide alliance with Sanofi for the codevelopment and cocommercialization of Avapro*/Avalide* and Plavix* operated under the framework of two geographic territories: one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. These two territory partnerships managed central expenses, such as marketing, research and development and royalties, and supply of finished product to individual countries. BMS acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. BMS also recognized net sales in comarketing countries outside this territory (e.g. Italy for irbesartan only, Germany, Greece and Spain). Sanofi acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering Europe and Asia and BMS has a 49.9% ownership interest in this territory.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$100	$858	$237	$2,758
Royalty expense	—	141	2	508
Equity in net income of affiliates	(54)	(58)	(94)	(118)
Other (income)/expense	(4)	(47)	(14)	(61)
Noncontrolling interest – pre-tax	(1)	249	23	854

Distributions to Sanofi	(22)	(449)	(22)	(1,058)
Distributions to BMS	21	62	52	129

Dollars in Millions	June 30, 2013	December 31, 2012
Investment in affiliates – territory covering Europe and Asia	$51	$9
Noncontrolling interest	(29)	(30)

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$128	$319	$177	$638
Gross profit	104	132	141	270
Net income	102	120	138	242

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by BMS. Eliquis was approved in the European Union (EU) for the prevention of venous thromboembolic events in adult patients who have undergone elective hip or knee replacement surgery in May 2011 and was approved in the EU in November 2012 and in the U.S. and Japan in December 2012 to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize Eliquis alone and will pay BMS compensation based on a percentage of net sales. BMS manufactures the product and is the principal in third party customer sales.

BMS received $684 million in upfront, milestone and other licensing payments for Eliquis to date, and could receive up to an additional $200 million for development and regulatory milestones.

Summarized financial information related to this alliance is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$12	$1	$34	$1
Profit sharing expense	6	—	16	—
Commercialization expense reimbursement to/(from) Pfizer	(5)	(3)	(17)	(8)
Research and development reimbursements to/(from) Pfizer	2	9	9	11
Amortization (income)/expense – upfront, milestone and other
licensing receipts	(9)	(9)	(19)	(19)

Upfront, milestone and other licensing receipts	—	—	125	—

Dollars in Millions	June 30, 2013	December 31, 2012
Deferred income – upfront, milestone and other licensing receipts	$503	$397

Reckitt Benckiser Group plc

In May 2013, BMS and Reckitt Benckiser Group plc (Reckitt) entered into a three year collaboration regarding several over-the-counter-products sold primarily in Mexico and Brazil. Net sales of these products were approximately $100 million in 2012. Reckitt received the right to sell, distribute and market the products through May 2016 and will have certain responsibilities related to regulatory matters in the covered territory. BMS will receive royalties on net sales of the products and will also exclusively supply certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including the market authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the collaboration period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

BMS also granted Reckitt an option to acquire the trademarks, inventory and certain other assets exclusively related to the products at the end of the collaboration at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at the time). If the option is not exercised, all assets previously transferred to Reckitt will revert back to BMS. The option may be exercised by Reckitt between May and November 2015, in which case closing would be expected to occur in May 2016.

Upfront collaboration proceeds of $485 million received by BMS were allocated to the rights transferred to Reckitt ($376 million) and the fair value of the option ($109 million). The allocation was based on the estimated fair value of the option after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material in the three and six months ended June 30, 2013. The remaining $376 million is recognized as alliance revenue throughout the collaboration period. Alliance revenue, including product supply and royalties, was $30 million during the three and six months ended June 30, 2013. Transaction fees of $11 million were included in other expense.

The Medicines Company

In February 2013, BMS and The Medicines Company entered into a two year collaboration for Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics in 2010). Net sales of Recothrom were $67 million in 2012. The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and will have certain responsibilities related to regulatory matters. BMS will exclusively supply Recothrom to The Medicines Company pursuant to a supply agreement at cost plus a markup and will also receive royalties on net sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the collaboration period, including the Recothrom Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom at a price determined based on a multiple of sales plus the cost of any remaining inventory held by BMS at that time. If the option is not exercised, all assets previously transferred to The Medicines Company revert back to BMS. The option may be exercised by The Medicines Company between February and August 2014, in which case closing would be expected to occur in February 2015.

Upfront collaboration proceeds of $115 million received by BMS were allocated to the rights transferred to The Medicines Company ($80 million) and the fair value of the option ($35 million). The allocation was based on the estimated fair value of the option after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material in the three and six months ended June 30, 2013. The remaining $80 million is recognized as alliance revenue throughout the collaboration period. Alliance revenue, including royalties and product supply, was $22 million and $30 million during the three and six months ended June 30, 2013.

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

BMS also granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. If the option is not exercised, all rights transferred to Valeant revert back to BMS. The option may be exercised by Valeant between January and June 2014, in which case closing would be expected to occur in December 2014.

Upfront collaboration proceeds of $79 million received by BMS were allocated to the rights transferred to Valeant ($61 million) and the fair value of the option to purchase the remaining assets ($18 million). The allocation was based on the estimated fair value of the option after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material for the three and six months ended June 30, 2013. The remaining $61 million is recognized as alliance revenue throughout the collaboration period. Alliance revenue, including product supply was $19 million and $30 million during the three and six months ended June 30, 2013.

Note 4. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Interest expense	$50	$41	$100	$83
Investment income	(28)	(22)	(53)	(58)
Provision for restructuring	173	20	206	42
Litigation charges/(recoveries)	(22)	22	(22)	(150)
Equity in net income of affiliates	(50)	(53)	(86)	(110)
Out-licensed intangible asset impairment	—	—	—	38
Gain on sale of product lines, businesses and assets	—	(3)	(1)	(3)
Other income received from alliance partners, net	(32)	(83)	(89)	(129)
Pension settlements	101	—	101	—
Other	7	27	24	52
Other (income)/expense	$199	$(51)	$180	$(235)

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Employee termination benefits	$172	$16	$201	$35
Other exit costs	1	4	5	7
Provision for restructuring	$173	$20	$206	$42

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 890 and 175 for the three months ended June 30, 2013 and 2012, respectively, and approximately 1,135 and 295 for the six months ended June 30, 2013 and 2012, respectively. Termination benefits in the second quarter of 2013 were primarily related to workforce reductions in several European countries.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2013	2012
Liability at January 1	$167	$77
Charges	209	46
Changes in estimates	(3)	(4)
Provision for restructuring	206	42
Foreign currency translation	1	—
Spending	(130)	(45)
Liability at June 30	$244	$74

Note 6. INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
Dollars in Millions	2013	2012	2013	2012
Earnings Before Income Taxes	$530	$1,059	$1,204	$3,086
Provision for income taxes	—	251	51	796
Effective tax rate	—	23.7%	4.2%	25.8%

Changes in the effective tax rates resulted primarily from discrete tax benefits attributable to restructuring, impairment, pension settlement and other charges; favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* sales, and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012. The retroactive reinstatement of the R&D tax credit and look thru exception for the full year 2012 of $43 million was recognized in the first quarter of 2013.

The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. These undistributed earnings primarily relate to operations in Ireland and Puerto Rico, which operate under favorable tax grants not scheduled to expire prior to 2023. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows.

BMS is currently audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2013 could decrease in the range of approximately $355 million to $385 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2013	2012	2013	2012
Net Earnings Attributable to BMS	$536	$645	$1,145	$1,746
Earnings attributable to unvested restricted shares	—	—	—	(2)
Net Earnings Attributable to BMS common shareholders	$536	$645	$1,145	$1,744

Earnings per share – basic	$0.33	$0.38	$0.70	$1.04

Weighted-average common shares outstanding – basic	1,644	1,683	1,641	1,685
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	15	17	16	18
Weighted-average common shares outstanding – diluted	1,660	1,701	1,658	1,704

Earnings per share – diluted	$0.32	$0.38	$0.69	$1.02

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	—	—	3

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

Level 2 inputs utilize observable prices for similar instruments, non-binding quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, forward starting interest rate swap contracts, equity funds, fixed income funds and long-term debt. Additionally, certain corporate debt securities utilize a third-party matrix pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of June 30, 2013. Level 2 derivative instruments are valued using London Interbank Offered Rate yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. Valuation models for the Auction Rate Security (ARS) and Floating Rate Security (FRS) portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of the ARS was determined using an internally developed valuation which was based in part on indicative bids received on the underlying assets of the security and other evidence of fair value. The ARS is a private placement security rated ‘BBB-’ by Standard and Poor’s as of June 30, 2013 and represents interests in insurance securitizations. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital markets liquidity. The fair value of written options to sell the assets of certain businesses in connection with collaboration agreements, (see “—Note 3. Alliances and Collaborations” for further discussion) is based on an option pricing methodology that considers revenue and profitability projections, volatility, discount rates, and potential exercise price assumptions. The fair value of these options was $162 million and $18 million at June 30, 2013 and December 31, 2012, respectively.

Available-For-Sale Securities and Cash Equivalents

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Gain/(Loss) in Income	Fair Value	Fair Value
						Level 1	Level 2	Level 3
June 30, 2013
Certificates of deposit	$123	$—	$—	$—	$123	$—	$123	$—
Corporate debt securities	3,919	35	(16)	—	3,938	—	3,938	—
Equity funds	52	—	—	11	63	—	63	—
Fixed income funds	47	—	—	(1)	46	—	46	—
ARS and FRS	29	3	(1)	—	31	—	—	31
Total Marketable Securities	$4,170	$38	$(17)	$10	$4,201	$—	$4,170	$31

December 31, 2012
Certificates of deposit	$34	$—	$—	$—	$34	$—	$34	$—
Corporate debt securities	4,305	72	—	—	4,377	—	4,377	—
U.S. Treasury securities	150	—	—	—	150	150	—	—
Equity funds	52	—	—	5	57	—	57	—
Fixed income funds	47	—	—	—	47	—	47	—
ARS and FRS	29	3	(1)	—	31	—	—	31
Total Marketable Securities	$4,617	$75	$(1)	$5	$4,696	$150	$4,515	$31

The following table summarizes the classification of available for sale securities in the consolidated balance sheet:

Dollars in Millions	June 30, 2013	December 31, 2012
Current Marketable Securities	$978	$1,173
Non-current Marketable Securities	3,223	3,523
Total Marketable Securities	$4,201	$4,696

Money market funds and other securities aggregating to $1,472 million and $1,288 million at June 30, 2013 and December 31, 2012, respectively, were included in cash and cash equivalents and valued using Level 2 inputs.

At June 30, 2013, $3,212 million of non-current available for sale corporate debt securities mature within five years. Auction rate securities of $11 million mature beyond 10 years.

The change in fair value for the investments in equity and fixed income funds are recognized in other (income)/expense and are designed to offset the changes in fair value of certain employee retirement benefits.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	2013	2012
Fair value at January 1	$31	$110
Sales	—	(81)
Fair value at June 30	$31	$29

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		June 30, 2013		December 31, 2012
Dollars in Millions	Balance Sheet Location	Notional	Fair Value (Level 2)	Notional	Fair Value (Level 2)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$573	$89	$573	$146
Interest rate swap contracts	Accrued expenses	1,150	(18)	—	—
Foreign currency forward contracts	Other assets	757	79	735	59
Foreign currency forward contracts	Accrued expenses	560	(10)	916	(30)
Forward starting interest rate swap contracts	Other assets	255	21	—	—

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years, including $53 million of pre-tax gains to be reclassified within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($666 million) and Japanese yen ($382 million) at June 30, 2013.

BMS entered into an aggregate $255 million notional amount of forward starting interest rate swap contracts maturing in December 2013 with several financial institutions to hedge the variability of probable forecasted interest expense. The Company designated these contracts as cash flow hedges, with effective changes in fair value recorded net of tax in accumulated other comprehensive loss.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three and six months ended June 30, 2013 and 2012.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($708 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

Fixed-to-floating interest rate swap contracts were executed to convert $650 million notional amount of 0.875% Notes Due 2017 and $500 million notional amount of 5.45% Notes Due 2018 from fixed rate debt to variable rate debt.

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	June 30, 2013	December 31, 2012
Principal Value	$6,635	$6,631
Adjustments to Principal Value:
Fair value of interest rate swap contracts	71	146
Unamortized basis adjustment from interest rate swap contract terminations	470	509
Unamortized bond discounts	(54)	(54)
Total	$7,122	$7,232

Current portion of long-term debt	$680	$664
Long-term debt	6,442	6,568

The fair value of debt was $7,722 million at June 30, 2013 and $8,285 million at December 31, 2012 and was valued using Level 2 inputs. Interest payments were $105 million and $89 million for the six months ended June 30, 2013 and 2012, respectively, net of amounts related to interest rate swap contracts.

The average amount of commercial paper outstanding was $253 million at a weighted-average interest rate of 0.13% during the six months ended June 30, 2013. The maximum month-end amount of commercial paper outstanding during the six months ended June 30, 2013 was $600 million. No commercial paper borrowings were outstanding at June 30, 2013 or December 31, 2012.

There were no debt repurchases in 2013. Debt repurchase activity for 2012 was as follows:

Six Months Ended
Dollars in Millions	June 30, 2012
Principal amount	$80
Carrying value	90
Repurchase price	109
Notional amount of interest rate swaps terminated	6
Swap termination proceeds	2
Total loss	19

Note 9. RECEIVABLES

Receivables include:

Dollars in Millions	June 30, 2013	December 31, 2012
Trade receivables	$1,949	$1,812
Less allowances	(98)	(104)
Net trade receivables	1,851	1,708
Alliance receivables	1,015	857
Prepaid and refundable income taxes	357	319
Other	183	199
Receivables	$3,406	$3,083

Receivables are netted with deferred income related to alliance partners until recognition of income. As a result, alliance partner receivables and deferred income were reduced by $1,111 million and $1,056 million at June 30, 2013 and December 31, 2012, respectively. For additional information regarding alliance partners, see “—Note 3. Alliances and Collaborations.” Non-U.S. receivables sold on a nonrecourse basis were $505 million and $493 million for the six months ended June 30, 2013 and 2012, respectively. In the aggregate, receivables due from our three largest pharmaceutical wholesalers in the U.S. represented 39% and 37% of total trade receivables at June 30, 2013 and December 31, 2012, respectively.

Note 10. INVENTORIES

Inventories include:

Dollars in Millions	June 30, 2013	December 31, 2012
Finished goods	$597	$572
Work in process	858	814
Raw and packaging materials	330	271
Inventories	$1,785	$1,657

Inventories expected to remain on-hand beyond one year are included in other assets and were $350 million at June 30, 2013 and $424 million at December 31, 2012.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	June 30, 2013	December 31, 2012
Land	$113	$114
Buildings	5,041	4,963
Machinery, equipment and fixtures	3,895	3,695
Construction in progress	344	611
Gross property, plant and equipment	9,393	9,383
Less accumulated depreciation	(4,165)	(4,050)
Property, plant and equipment	$5,228	$5,333

Depreciation expense was $219 million and $175 million for the six months ended June 30, 2013 and 2012, respectively.

Note 12. OTHER INTANGIBLE ASSETS

Other intangible assets include:

Dollars in Millions	June 30, 2013	December 31, 2012
Licenses	$1,154	$1,160
Developed technology rights	8,827	8,827
Capitalized software	1,192	1,200
In-process research and development	668	668
Gross other intangible assets	11,841	11,855
Less accumulated amortization	(3,471)	(3,077)
Total other intangible assets	$8,370	$8,778

Amortization expense was $431 million and $203 million for the six months ended June 30, 2013 and 2012, respectively.

Note 13. DEFERRED INCOME

Deferred income includes:

Dollars in Millions	June 30, 2013	December 31, 2012
Upfront, milestone and other licensing payments	$4,666	$4,346
Atripla* deferred revenue	364	339
Gain on sale-leaseback transactions	85	99
Other	17	65
Total deferred income	$5,132	$4,849

Current portion	$986	$825
Non-current portion	4,146	4,024

For further information pertaining to upfront, milestone and other licensing payments, see “—Note 3. Alliances and Collaborations.”

Amortization of deferred income was $248 million and $91 million for the six months ended June 30, 2013 and 2012, respectively.

Note 14. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings	—	—	—	1,746	—	—	859
Cash dividends declared	—	—	—	(1,154)	—	—	—
Stock repurchase program	—	—	—	—	27	(875)	—
Employee stock compensation plans	3	1	(331)	—	(12)	677	—
Distributions	—	—	—	—	—	—	(1,056)
Balance at June 30, 2012	2,208	$221	$2,783	$33,661	530	$(17,600)	$(286)

Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	1,145	—	—	21
Cash dividends declared	—	—	—	(1,163)	—	—	—
Stock repurchase program	—	—	—	—	10	(364)	—
Employee stock compensation plans	—	—	(719)	—	(18)	1,167	—
Distributions	—	—	—	—	—	—	(34)
Balance at June 30, 2013	2,208	$221	$1,975	$32,715	562	$(18,020)	$2

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

Noncontrolling interest in 2012 is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of Plavix*. Net earnings attributable to noncontrolling interest are presented net of taxes of $1 million and $90 million for the three months ended June 30, 2013 and 2012, respectively, and $13 million and $319 million for the six months ended June 30, 2013 and 2012, respectively, in the consolidated statements of earnings with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi's funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The components of other comprehensive income/(loss) were as follows:

	2013			2012
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges :(a)
Unrealized gains	$30	$(10)	$20	$30	$(8)	$22
Reclassified to net earnings	(34)	11	(23)	(13)	4	(9)
Derivatives qualifying as cash flow hedges	(4)	1	(3)	17	(4)	13
Pension and postretirement benefits:
Actuarial gains	935	(330)	605	—	—	—
Amortization(b)	38	(12)	26	33	(11)	22
Settlements(c)	101	(35)	66	—	—	—
Pension and postretirement benefits	1,074	(377)	697	33	(11)	22
Available for sale securities:
Unrealized gains/(losses)	(54)	9	(45)	18	(8)	10
Realized (gains)/losses	(8)	3	(5)	—	2	2
Available for sale securities(d)	(62)	12	(50)	18	(6)	12
Foreign currency translation	(20)	—	(20)	(37)	—	(37)
Foreign currency translation on net investment hedges	(13)	—	(13)	41	—	41
	$975	$(364)	$611	$72	$(21)	$51

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$99	$(33)	$66	$44	$(17)	$27
Reclassified to net earnings	(44)	16	(28)	(21)	6	(15)
Derivatives qualifying as cash flow hedges	55	(17)	38	23	(11)	12
Pension and postretirement benefits:
Actuarial gains	935	(330)	605	19	(5)	14
Amortization(b)	76	(23)	53	69	(23)	46
Settlements(c)	101	(35)	66	—	—	—
Pension and postretirement benefits	1,112	(388)	724	88	(28)	60
Available for sale securities:
Unrealized gains/(losses)	(51)	10	(41)	8	(1)	7
Realized gains	(8)	3	(5)	(10)	2	(8)
Available for sale securities(d)	(59)	13	(46)	(2)	1	(1)
Foreign currency translation	(39)	—	(39)	(22)	—	(22)
Foreign currency translation on net investment hedges	5	—	5	29	—	29
	$1,074	$(392)	$682	$116	$(38)	$78

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.

(b)	Actuarial losses and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.

(c)	Pension settlements are recognized in other (income)/expense.

(d)	Released (gains)/losses on available for sale securities are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	June 30, 2013	December 31, 2012
Derivatives qualifying as cash flow hedges	$47	$9
Pension and other postretirement benefits	(2,299)	(3,023)
Available for sale securities	19	65
Foreign currency translation	(287)	(253)
Accumulated other comprehensive loss	$(2,520)	$(3,202)

Note 15. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2013	2012	2013	2012	2013	2012	2013	2012
Service cost – benefits earned during the year	$9	$7	$2	$2	$19	$17	$3	$4
Interest cost on projected benefit obligation	75	79	4	5	149	158	7	11
Expected return on plan assets	(131)	(126)	(7)	(6)	(263)	(252)	(13)	(13)
Amortization of prior service cost/(benefit)	(1)	(1)	(1)	—	(2)	(1)	(1)	(1)
Amortization of net actuarial loss	37	32	—	2	75	65	—	6
Settlements	101	—	—	—	101	—	—	—
Net periodic (benefit)/cost	$90	$(9)	$(2)	$3	$79	$(13)	$(4)	$7

Pension settlement charges of $101 million were recognized in the second quarter of 2013 after determining that the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charge included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured as of June 30, 2013 resulting in a decrease in pension liabilities and a corresponding credit to other comprehensive income of $935 million ($605 million net of taxes). The weighted average discount rate assumed in remeasuring the pension benefit obligations was 4.5%.

Contributions to the U.S. pension plans are expected to approximate $185 million during 2013, of which $170 million was contributed in the six months ended June 30, 2013. Contributions to the international plans are expected to range from $60 million to $70 million in 2013, of which $46 million was contributed in the six months ended June 30, 2013.

The expense attributed to defined contribution plans in the U.S. was $43 million and $48 million for the three months ended June 30, 2013 and 2012, respectively and $90 million and $96 million for the six months ended June 30, 2013 and 2012, respectively.

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Stock options	$1	$2	$1	$5
Restricted stock	19	18	37	37
Market share units	8	7	16	13
Performance share units	18	13	41	27
Total stock-based compensation expense	$46	$40	$95	$82

Income tax benefit	$18	$14	$34	$28

In the six months ended June 30, 2013, 2.4 million restricted stock units, 1.0 million market share units and 2.5 million performance share units were granted. The weighted-average grant date fair value was $37.52 for restricted stock units and $37.40 for market share and performance share units granted during the six months ended June 30, 2013.

Substantially all restricted stock units vest ratably over a four year period. Market share units vest ratably over a four year period and the number of shares ultimately issued is based on share price performance. The fair value of market share units considers the probability of satisfying market conditions. The number of shares issued when performance share units vest is determined based on the achievement of annual performance goals. Performance share units do not vest until the end of the three year performance period.

Unrecognized compensation cost related to nonvested awards of $306 million is expected to be recognized over a weighted-average period of 2.5 years.

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
INTELLECTUAL PROPERTY
Atripla*
In April 2009, Teva filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva and Gilead’s Truvada*. As of this time, the Company’s U.S. patent rights covering Sustiva’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. patents which claim crystalline or polymorph forms of efavirenz. In June 2013, the Company, Merck and Teva reached an agreement in principle to settle that lawsuit relating to the two efavirenz polymorph patents. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla* and in February 2013, Gilead and Teva reached an agreement in principle to settle the lawsuit on the patents covering tenofovir disoproxil fumarate.
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent). In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision. Upon final FDA approval of its aNDA, Teva could launch its generic product. There could be a rapid and significant negative impact on U.S. sales of Baraclude beginning in 2013. U.S. net sales of Baraclude were $241 million in 2012 and $141 million in the six months ended June 30, 2013.
Plavix*—Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case has been remanded to the Federal Court for further proceedings related to damages sought by Apotex.  The Australian government has intervened in this matter and is also seeking damages for alleged losses experienced during the period when the injunction was in place. It is not possible at time to reasonably assess the outcome of these lawsuits or their impact on the Company.

Plavix*—Canada (Apotex, Inc.)
On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court of Canada issued a decision that the ‘777 Patent is invalid. In July 2013, the Federal Court of Appeal reversed the Federal Court's decision and upheld the validity of the '777 Patent. Apotex may seek leave to appeal this decision to the Supreme Court of Canada.
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
Sustiva—EU
In January 2012, Teva obtained a European marketing authorization for Efavirenz Teva 600 mg tablets. In February 2012, the Company and Merck filed lawsuits and requests for injunctions against Teva in the Netherlands, Germany and the U.K. for infringement of Merck’s European Patent No. 0582455 and Supplementary Protection Certificates expiring in November 2013. As of July 2013, requests for injunctions have been granted in the U.K. and denied in the Netherlands and Germany. The Company and Merck are appealing the denial of the request for injunction in the Netherlands. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.
GENERAL COMMERCIAL LITIGATION
Clayworth Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, was named as a defendant in an action filed in California Superior Court in Oakland, James Clayworth et al. v. Bristol-Myers Squibb Company, et al., alleging that the defendants conspired to fix the prices of pharmaceuticals by agreeing to charge more for their drugs in the U.S. than they charge outside the U.S., particularly Canada, and asserting claims under California’s Cartwright Act and unfair competition law. The plaintiffs sought trebled monetary damages, injunctive relief and other relief. In December 2006, the Court granted the Company and the other manufacturers’ motion for summary judgment based on the pass-on defense, and judgment was then entered in favor of defendants. In July 2008, judgment in favor of defendants was affirmed by the California Court of Appeals. In July 2010, the California Supreme Court reversed the California Court of Appeal’s judgment and the matter was remanded to the California Superior Court for further proceedings. In March 2011, the defendants’ motion for summary judgment was granted and judgment was entered in favor of the defendants. The plaintiffs appealed that decision and the California Court of Appeals affirmed summary judgment for the defendants. In October 2012, the plaintiffs filed a petition seeking review by the California Supreme Court which was denied in November 2012. In June 2013, the U.S. Supreme Court denied the plaintiffs' petition for a Writ of Certiorari, which concluded the matter.
Remaining Apotex Matters Related to Plavix*
As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court entitled, Apotex Inc., et al. v. sanofi-aventis, et al., seeking payment of $60 million, plus interest calculated at the rate of 1% per month from the date of the filing of the lawsuit, until paid, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix* patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex appealed these decisions and the New Jersey Appellate Division reversed the grant of summary judgments remanding the case back to the Superior Court for additional proceedings. The parties have now agreed to resolve this matter through binding arbitration. It is not possible at this time to reasonably assess the outcome of this lawsuit or its impact on the Company.
In January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix* patent litigation. A trial was held in March 2013 and a jury verdict was delivered in favor of the Company. Apotex has appealed this decision.

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
Abilify* Co-Pay Assistance Litigation
In March 2012, the Company and its partner Otsuka were named as co-defendants in a putative class action lawsuit filed by union health and welfare funds in the SDNY. Plaintiffs are challenging the legality of the Abilify* co-pay assistance program under the Federal Antitrust and the Racketeer Influenced and Corrupt Organizations (RICO) laws, and seeking damages. The Company and Otsuka filed a motion to dismiss the complaint. In June 2013, the Court granted the Company's motion, dismissing all claims but allowing plaintiffs to re-plead the RICO claim. It is not possible at this time to reasonably assess the outcome of this litigation or its potential impact on the Company.
AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company has appealed the decision to the Pennsylvania Supreme Court and oral argument took place in May 2013.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 3,600 claims are filed in state and federal courts in various states including California, Illinois, New Jersey, and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

Reglan*
The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 2,800 plaintiffs, claiming personal injury allegedly sustained after using Reglan* or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits. The resolution of these pending lawsuits, however, is not expected to have a material impact on the Company.
Hormone Replacement Therapy
The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (Estrace*, Estradiol, Delestrogen* and Ovcon*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs. As of July 2013, the Company remains a defendant in approximately 35 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.
Byetta* and Bydureon*
Amylin, a subsidiary of the Company (see “—Note 3. Alliances and Collaborations”), and Lilly are co-defendants in product liability litigation related to Byetta* and Bydureon*. As of July 2013, there were over 150 separate lawsuits pending on behalf of over 600 plaintiffs in various courts in the U.S. The vast majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatitis, and, in some cases, claiming alleged wrongful death. The Company has agreed in principle to resolve the claims of over 300 plaintiffs. The majority of cases are pending in California state court, where the Judicial Council has granted Amylin’s petition for a “coordinated proceeding” for all California state court cases alleging harm from the alleged use of Byetta*. Amylin and Lilly are currently scheduled for trial in the fourth quarter of 2013. A number of recently filed cases pending in federal court allege that Byetta* caused pancreatic cancer. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any liability to Amylin with respect to Byetta* and Bydureon* is expected to be shared between the Company and its alliance partner, AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
BMS-986094
In August 2012, the Company announced that it had discontinued development of BMS-986094, an investigational compound which was being tested in clinical trials to treat the hepatitis C virus infection due to the emergence of a serious safety issue. To date, eight lawsuits have been filed against the Company in Texas State Court by plaintiffs, which were removed to Federal Court, alleging that they participated in the Phase II study of BMS-986094 and suffered injuries as a result thereof. The Company has resolved four of the eight filed claims and the vast majority of claims that have surfaced to date in this matter. In total, slightly fewer than 300 patients were administered the compound at various doses and durations as part of the clinical trials. The resolution of the remaining lawsuits and any other potential future lawsuits is not expected to have a material impact on the Company.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $66 million at June 30, 2013, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility—Environmental & Personal Injury Lawsuits
Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 150 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 400 cases between the state and federal court actions. Discovery is ongoing. The first trial has been scheduled to commence in state court in February 2014. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
North Brunswick Township Board of Education
As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings likely will be scheduled for late 2013. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.
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
As discussed in further detail in the Strategy and Results of Operations sections of Management’s Discussion and Analysis:

•	Net sales and earnings declined primarily from the loss of exclusivity of Plavix* (clopidogrel bisulfate).

•
Eliquis (apixaban) was launched for the reduction of the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation (NVAF) in the U.S., Europe, Japan, and Canada. Eliquis is part of our strategic alliance with Pfizer, Inc. (Pfizer).

•	We had regulatory developments pertaining to nivolumab, elotuzumab, dapagliflozin, metreleptin and several key products.

•	We entered into a three year collaboration with Reckitt Benckiser Group plc (Reckitt) for several over-the-counter products sold primarily in Mexico and Brazil.

Highlights

The following table summarizes our financial highlights:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2013	2012	2013	2012
Net Sales	$4,048	$4,443	$7,879	$9,694
Total Expenses	3,518	3,384	6,675	6,608
Earnings Before Income Taxes	530	1,059	1,204	3,086
Provision for income taxes	—	251	51	796
Effective tax rate	—	23.7%	4.2%	25.8%

Net Earnings Attributable to BMS
GAAP	536	645	1,145	1,746
Non-GAAP	730	808	1,409	1,902

Diluted Earnings Per Share
GAAP	0.32	0.38	0.69	1.02
Non-GAAP	0.44	0.48	0.85	1.12

Cash, Cash Equivalents and Marketable Securities			6,022	8,769

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

Strategy

Over the past few years, we transformed our Company into a focused biopharmaceutical company. We continue to focus on sustaining our business and building a foundation for the future by growing our newer key marketed products, advancing our pipeline portfolio and managing our costs. We expect that our portfolio will become increasingly diversified across products and geographies over the next few years. We also expect to continue to improve our cost base and realize significant cost savings and avoidance over the next few years.

We experienced substantial exclusivity losses in 2012 for Plavix* and Avapro*/Avalide*(irbesartan/irbesartan-hydrochlorothiazide), which together had approximately $2.5 billion of U.S. net sales in first half of 2012. As expected, we experienced a rapid, precipitous, and material decline in Plavix* and Avapro*/Avalide* net sales and a reduction in net income and operating cash flow, which are the norm in the industry when companies experience a loss of exclusivity for a significant product. We will face additional exclusivity losses in the coming years. We also face significant challenges with global economic uncertainty, particularly in the European Union (EU), and an increasingly complex global and regulatory environment. We believe our strategy to grow our newer marketed products and our robust research and development (R&D) pipeline position us well for the future.

We continue to expand our biologics capabilities. We still rely significantly on small molecules for discovering potential new medicines, but large molecules or biologics, derived from recombinant DNA technologies are becoming increasingly important. Currently, more than 40% of our pipeline compounds are biologics, as are four of our key marketed products.

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

Nivolumab - a fully monoclonal antibody that binds to the programmed death receptor (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment and Yervoy (ipilimumab) - a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•
In June 2013, the Company announced the results from Study 004, a dose-ranging Phase I trial evaluating the safety and anti-tumor activity of nivolumab combined either concurrently or sequentially with Yervoy in patients with advanced melanoma. In patients who received the dose used in the Phase III trial (1 mg/kg nivolumab + 3 mg/kg Yervoy) in the concurrent regimen, 53% had confirmed objective responses by modified World Health Organization criteria. In all nine of the responders, tumors shrank by at least 80% by the time of the first scheduled clinical treatment assessment (12 weeks), including three complete responses.

Elotuzumab - a humanized monoclonal antibody being investigated as an anticancer treatment. Elotuzumab is part of our strategic alliance with AbbVie Inc. (AbbVie)

•
In June 2013, the Company and AbbVie announced updated efficacy and safety data from a small, randomized Phase II, open-label study in patients with previously-treated multiple myeloma that evaluated two doses of elotuzumab in combination with lenalidomide and low-dose dexamethasone. In the 10 mg/kg arm, which is the dose used in the ongoing Phase III trials, median progression-free survival (PFS), or the time without disease progression, was 33 months after a median follow-up of 20.8 months and the objective response rate (ORR) was 92%. As previously reported, median PFS was 18 months in the 20 mg/kg arm after a median follow-up of 17.1 months and ORR was 76%.

Metreleptin - a protein in development for the treatment of lipodystrophy. Metreleptin is part of our strategic alliance with AstraZeneca.

•
In June 2013, the Company and AstraZeneca announced the U.S. Food and Drug Administration (FDA) has accepted the filing and granted a Priority Review designation for the Biologics License Application (BLA). In July 2013, the FDA notified the company and its partner, AstraZeneca, that it will require a three-month extension to complete its review of the data supporting the BLA. The Prescription Drug User Free Act (PDUFA) date, the date by which a decision by the FDA is expected, is February 27, 2014.

Forxiga (dapagliflozin) - an oral sodium-glucose cotransporter inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca.

•
In July 2013, the Company and AstraZeneca completed their resubmission of a New Drug Application (NDA) to the FDA for dapagliflozin for the treatment of adults with type 2 diabetes.  The NDA resubmission, which has been accepted by the FDA, includes several new studies and additional long-term data (up to four years duration) from previously submitted studies.  The PDUFA date is January 11, 2014.

•
In June 2013, the Company and AstraZeneca announced the results of a two-week Phase IIa pilot study evaluating Forxiga added to insulin in 70 adult patients with sub-optimally controlled type 1 diabetes, which showed that the mean of daily blood glucose derived from 7-point glucose measurements trended downward in all treatment groups through day seven and reductions in total daily insulin dosing at day seven were observed with Forxiga.

Onglyza (saxagliptin) - a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca.

•
In June 2013, the Company and AstraZeneca announced top line results of the Phase IV SAVOR-TIMI-53 clinical trial of Onglyza in adult patients with type 2 diabetes with either a history of established cardiovascular disease or multiple risk factors. Onglyza met the primary safety objective for non-inferiority, and did not meet the primary efficacy objective of superiority, for a composite endpoint of cardiovascular death, non-fatal myocardial infarction or non-fatal ischemic stroke, when added to a patient's current standard of care (with or without other anti-diabetic therapies), as compared to placebo.

Orencia (abatacept)- a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy.

•
In June 2013, the Company and Ono Pharmaceutical Co., Ltd. announced that the Japanese Ministry of Health Labour and Welfare approved the subcutaneous formulation of Orencia for the treatment of rheumatoid arthritis in cases where existing treatments are inadequate.

•
In June 2013, the Company announced the results of year two data from AMPLE which compared the subcutaneous formulation of Orencia versus Humira* (adalimumab), each on a background of methotrexate in biologic naïve patients with moderate to severe rheumatoid arthritis. AMPLE met its primary endpoint as measured by non-inferiority of American College of Rheumatology 20% improvement at year one. The Orencia regimen achieved comparable rates of efficacy versus the Humira* regimen (64.8% vs 63.4%, respectively).

Eliquis - an oral Factor Xa inhibitor, targeted at stroke prevention in NVAF and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our strategic alliance with Pfizer.

•
In July 2013, the Company and Pfizer announced that the FDA has accepted for review a Supplemental New Drug Application for Eliquis, for the prophylaxis of deep vein thrombosis, which may lead to pulmonary embolism, in adult patients who have undergone hip or knee replacement surgery. The PDUFA date is March 15, 2014.

•
In June 2013, the Company and Pfizer announced that results from the Phase III AMPLIFY trial, which evaluated Eliquis versus the current standard of care for the treatment of acute venous thromboembolism, were published online by the New England Journal of Medicine and presented at the International Society on Thrombosis and Haemostasis congress in Amsterdam. The results showed that Eliquis demonstrated comparable efficacy and significantly lower rates of major bleeding in patients compared to the current standard of care.

•
In May 2013, the Company and Pfizer announced the results from a prespecified subanalysis of the ARISTOTLE trial were published in Circulation, the peer-reviewed journal of the American Heart Association. The trends across the subgroup analysis were consistent with the overall study results that had demonstrated Eliquis' superiority versus warfarin in the reduction of stroke or systemic embolism and the number of major bleeding events and mortality in patients with NVAF.

Fervex - an over-the-counter (OTC) product used for the treatment of cold and flu, Mucomyst - an OTC product used for the treatment of a cough and Questran - a prescription product used in the treatment of hypercholesterolemia

•
These mature brand products are sold in certain non-U.S. markets, primarily Fervex in France. A precautionary product recall was initiated for Fervex, Mucomyst and Questran during the second quarter of 2013 resulting in a sales return reserve of $29 million and additional charges of $14 million for inventory write-offs and recall-related expenses. The aggregate combined sales of these products were approximately $100 million in 2012. We do not expect to be able to resupply these products until sometime in 2014.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
			2013 vs. 2012						2013 vs. 2012
	Net Sales		Analysis of % Change				Net Sales		Analysis of % Change
Dollars in Millions	2013	2012	Total Change	Volume	Price	Foreign Exchange	2013	2012	Total Change	Volume	Price	Foreign Exchange
United States	$2,045	$2,629	(22)%	(21)%	(1)%	—	$4,016	$6,130	(34)%	(33)%	(1)%	—
Europe	950	926	3%	6%	(4)%	1%	1,896	1,848	3%	5%	(3)%	1%
Rest of the World	835	811	3%	12%	(4)%	(5)%	1,600	1,559	3%	10%	(3)%	(4)%
Other(a)	218	77	**	N/A	N/A	—	367	157	**	N/A	N/A	—
Total	$4,048	$4,443	(9)%	(6)%	(2)%	(1)%	$7,879	$9,694	(19)%	(16)%	(2)%	(1)%

**    Change is in excess of 100%
(a)    Other net sales include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.

The change in U.S. net sales attributed to volume for both periods reflects the impact of the exclusivity loss of Plavix* in May 2012 partially offset by increased demand for most key products and Amylin-related product sales following the completion of our acquisition in the third quarter of 2012 ($305 million in the six months ended June 30, 2013). The change in U.S. net sales volume in the six months ended June 30, 2013 was also negatively impacted by the loss of exclusivity of Avapro*/Avalide* in March 2012.

The change in U.S. net sales for both periods attributed to price was a result of the reduction in our share of Abilify* (aripiprazole) net sales from 51.5% in 2012 to 34.3% in 2013 based upon a weighted-average forecast of expected annual net sales in 2013 (6% impact) offset by higher average net selling prices. See “—Key Products” for further discussion of sales by key product.

Net sales in Europe increased due to sales growth of most key products partially offset by a sales return reserve established for the precautionary product recall of Fervex ($22 million) in the second quarter of 2013 and the restructured Sanofi agreement. See "Item 1. Financial Statements—Note 3. Alliances and Collaborations" for further discussion. The change in net sales in both periods was negatively impacted by continuing fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, and other restrictive measures.
Net sales in Rest of the World increased in both periods due to higher demand for most key products and the timing of government purchases partially offset by the restructured Sanofi agreement, unfavorable foreign exchange (particularly in Japan), and generic competition for mature brands.
Other net sales increased in both periods due to higher royalty revenue resulting from the restructured Sanofi agreement and revenue attributed to the Reckitt Benckiser, The Medicines Company and Valeant collaborations.
No single country outside the U.S. contributed more than 10% of total net sales during the six months ended June 30, 2013 and 2012. In general, our business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made to the table within “—Estimated End-User Demand” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of our key products. U.S. and non-U.S. net sales are categorized based upon the location of the customer.

We recognize revenue net of gross-to-net sales adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2012 Annual Report on Form 10-K. Our share of Abilify* and Atripla* sales is reflected net of all gross-to-net sales adjustments in gross sales. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net sales adjustments were $326 million and $353 million for the three months ended June 30, 2013 and 2012, respectively, and $634 million and $707 million for the six months ended June 30, 2013 and 2012. The activities and ending reserve balances for each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2013	$41	$13	$175	$351	$345	$183	$1,108
Provision related to sales made in:
Current period	266	74	229	176	74	254	1,073
Prior period	—	—	(3)	(39)	(38)	(1)	(81)
Returns and payments	(276)	(72)	(206)	(186)	(47)	(242)	(1,029)
Impact of foreign currency translation	—	—	(2)	—	(2)	(4)	(8)
Balance at June 30, 2013	$31	$15	$193	$302	$332	$190	$1,063

The reconciliation of gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

Dollars in Millions	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Gross Sales	$4,605	$5,024	(8)%	$8,871	$10,902	(19)%
Gross-to-Net Sales Adjustments
Charge-backs related to government programs	(135)	(176)	(23)%	(266)	(368)	(28)%
Cash discounts	(39)	(49)	(20)%	(74)	(118)	(37)%
Managed healthcare rebates and other contract discounts	(135)	(18)	**	(226)	(84)	**
Medicaid rebates	(86)	(100)	(14)%	(137)	(203)	(33)%
Sales returns	(32)	(134)	(76)%	(36)	(234)	(85)%
Other adjustments	(130)	(104)	25%	(253)	(201)	26%
Total Gross-to-Net Sales Adjustments	(557)	(581)	(4)%	(992)	(1,208)	(18)%
Net Sales	$4,048	$4,443		$7,879	$9,694

**    Change is in excess of 100%

Changes in the gross-to-net sales adjustment rates are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Chargebacks related to government programs, cash discounts, and Medicaid rebates decreased in 2013 as result of changes in Plavix* sales following its loss of exclusivity.

•
Managed healthcare rebates and other contract discounts increased primarily due to Amylin-related product sales. In the second quarter of 2012, managed healthcare rebates and other contract discounts also included a $57 million reduction in the estimated Medicare Part D coverage gap discounts attributable to prior period rebates after receiving actual invoices. No significant amounts were related to Plavix* in either period because those contract discounts in the Medicaid Part D program were not renewed as of January 1, 2012.

•
The estimated Medicaid rebates attributable to prior period sales were reduced by $39 million in 2013 and $37 million in 2012 after receiving actual invoices (primarily in each respective first quarter).

•
The provision for sales returns was higher in 2012 as a result of the loss of exclusivity of Plavix* and Avapro*/Avalide*. The U.S. sales return reserves for Plavix* and Avapro*/Avalide* at June 30, 2013 were $151 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. Sales returns in the first quarter of 2013 included a $22 million reduction in the U.S. sales return reserve for Plavix* established in 2012 due to earlier inventory work down in the wholesaler distribution channel than was previously expected. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns, which are generally not expected to occur until 2014.

•	Other adjustments are primarily related to non-U.S. markets and increased as a result of government austerity measures.

Key Products
Net sales of key products represent 83% and 85% of total net sales for the three months ended June 30, 2013 and 2012, respectively and 83% and 86% of total net sales for the six months ended June 30, 2013 and 2012. The following table presents U.S. and international net sales by key products, the percentage change from the prior period, and the foreign exchange impact when compared to the prior period. The reasons for significant variances are provided below:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2013	2012	% Change	% Change Attributable to Foreign Exchange	2013	2012	% Change	% Change Attributable to Foreign Exchange
Key Products
Virology
Baraclude (entecavir)	$371	$357	4%	(3)%	$737	$682	8%	(2)%
U.S.	73	59	24%	—	141	115	23%	—
Non-U.S.	298	298	—	(3)%	596	567	5%	(3)%

Reyataz (atazanavir sulfate)	431	406	6%	(1)%	792	764	4%	—
U.S.	200	199	1%	—	393	387	2%	—
Non-U.S.	231	207	12%	(2)%	399	377	6%	(2)%

Sustiva (efavirenz) Franchise	411	388	6%	—	798	774	3%	—
U.S.	275	259	6%	—	526	513	3%	—
Non-U.S.	136	129	5%	—	272	261	4%	—

Oncology
Erbitux* (cetuximab)	171	179	(4)%	—	333	358	(7)%	—
U.S.	168	176	(5)%	—	326	352	(7)%	—
Non-U.S.	3	3	—	—	7	6	17%	—

Sprycel (dasatinib)	312	244	28%	(4)%	599	475	26%	(4)%
U.S.	135	91	48%	—	250	186	34%	—
Non-U.S.	177	153	16%	(7)%	349	289	21%	(5)%

Yervoy (ipilimumab)	233	162	44%	—	462	316	46%	—
U.S.	140	122	15%	—	299	239	25%	—
Non-U.S.	93	40	**	—	163	77	**	—

Neuroscience
Abilify* (aripiprazole)	563	711	(21)%	—	1,085	1,332	(19)%	—
U.S.	378	533	(29)%	—	706	978	(28)%	—
Non-U.S.	185	178	4%	—	379	354	7%	—

Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	66	N/A	N/A	N/A	118	N/A	N/A	N/A
U.S.	57	N/A	N/A	N/A	109	N/A	N/A	N/A
Non-U.S.	9	N/A	N/A	N/A	9	N/A	N/A	N/A

Byetta* (exenatide)	104	N/A	N/A	N/A	189	N/A	N/A	N/A
U.S.	74	N/A	N/A	N/A	158	N/A	N/A	N/A
Non-U.S.	30	N/A	N/A	N/A	31	N/A	N/A	N/A

Forxiga (dapagliflozin)	5	N/A	N/A	N/A	8	N/A	N/A	N/A
U.S.	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Non-U.S.	5	N/A	N/A	N/A	8	N/A	N/A	N/A

Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	240	172	40%	—	442	333	33%	—
U.S.	167	126	33%	—	307	246	25%	—
Non-U.S.	73	46	59%	—	135	87	55%	(2)%

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2013	2012	% Change	% Change Attributable to Foreign Exchange	2013	2012	% Change	% Change Attributable to Foreign Exchange
Key Products (continued)
Immunoscience
Nulojix (belatacept)	$6	$3	100%	—	$11	$4	**	—
U.S.	4	2	100%	—	8	3	**	—
Non-U.S.	2	1	100%	—	3	1	**	—

Orencia (abatacept)	352	290	21%	(3)%	672	544	24%	(2)%
U.S.	238	199	20%	—	452	370	22%	—
Non-U.S.	114	91	25%	(8)%	220	174	26%	(7)%

Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	56	117	(52)%	—	102	324	(69)%	—
U.S.	(9)	22	**	—	(9)	130	**	—
Non-U.S.	65	95	(32)%	—	111	194	(43)%	—

Eliquis (apixaban)	12	1	**	—	34	1	**	—
U.S.	5	N/A	N/A	—	22	N/A	N/A	—
Non-U.S.	7	1	**	—	12	1	**	—

Plavix* (clopidogrel bisulfate)	44	741	(94)%	—	135	2,434	(94)%	—
U.S.	18	713	(97)%	—	84	2,361	(96)%	—
Non-U.S.	26	28	(7)%	—	51	73	(30)%	—

Mature Products and All Other	671	672	—	(2)%	1,362	1,353	1%	(1)%
U.S.	122	128	(5)%	—	244	250	(2)%	—
Non-U.S.	549	544	1%	(2)%	1,118	1,103	1%	(2)%

**	Change in excess of 100%.

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. net sales increased primarily due to higher average net selling prices and higher demand. Estimated U.S. prescription demand increased by 4% and 5% in the three and six months ended June 30, 2013, respectively. We may experience a rapid and significant decline in U.S. net sales due to possible generic competition following a Federal court’s decision in February 2013 invalidating the composition of matter patent.

•
International net sales were flat for the three months ended June 30, 2013 as higher demand was offset by unfavorable foreign exchange. For the six months ended June 30, 2013, net sales increased primarily due to higher demand partially offset by unfavorable foreign exchange.

Reyataz — a protease inhibitor for the treatment of the human immunodeficiency virus (HIV)

•
U.S. net sales remained flat as higher average net selling prices were offset by lower demand. Estimated U.S. prescription demand decreased by 6% and 7% in the three and six months ended June 30, 2013, respectively.

•	International net sales increased due to the timing of government purchases in certain countries partially offset by lower demand resulting from competing products in Europe.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our joint venture with Gilead

•
U.S. net sales increased due to higher average selling prices offset by lower demand. Estimated U.S. prescription demand decreased by 2% and 3% in the three and six months ended June 30, 2013, respectively.

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

•	Sold by us almost exclusively in the U.S., net sales decreased due to lower demand partially offset by higher average net selling prices.
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

•
U.S. net sales increased primarily due to higher demand and higher average net selling prices. Estimated U.S. prescription demand increased by 23% and 20% in the three and six months ended June 30, 2013, respectively.

•	International net sales increased due to higher demand partially offset by unfavorable foreign exchange.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•
U.S. net sales increased in both periods due to higher demand. U.S. net sales in the six months ended June 30, 2013 were also favorably impacted by the recognition of $27 million of net sales that were previously deferred until sufficient historical experience to estimate sales returns was developed.

•	International net sales increased due to higher demand.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•
U.S. net sales decreased due to a reduction in our contractual share of net sales from 51.5% in 2012 to an estimated 34.3% in 2013, which was partially offset by higher average net selling prices. Estimated U.S. prescription demand was flat for the three months ended June 30, 2013 and decreased by 1% in the six months ended June 30, 2013.

•	International net sales increased due to higher demand.
Bydureon* — a once-weekly glucagon-like peptide-1 (GLP-1) receptor agonist for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•
Bydureon* was launched by Amylin in the U.S. in the first quarter of 2012 and in certain EU markets in the second quarter of 2012. U.S. net sales are included in our results since the completion of our Amylin acquisition in the third quarter of 2012.

Byetta* — a twice daily GLP-1 receptor agonist for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	Byetta* net sales are included in our results since the completion of our Amylin acquisition in the third quarter of 2012.
Forxiga — an oral sodium-glucose cotransporter (SGLT2) inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca

•	Forxiga was launched for the treatment of type 2 diabetes in a limited number of EU markets during the fourth quarter of 2012 and continues to be launched in various EU markets.
Onglyza/Kombiglyze (known in the EU as Onglyza/Komboglyze) — a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•
U.S. net sales increased primarily due to higher average net selling prices, a $26 million reduction in the U.S. sales return accrual based on actual experience, and higher overall demand. Estimated U.S. prescription demand increased by 1% and 4% in the three and six months ended June 30, 2013, respectively.

•	International net sales increased primarily due to higher demand partially offset by unfavorable foreign exchange.
Nulojix — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	Nulojix was approved and launched in the U.S. and EU during 2011.
Orencia — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•
U.S. net sales increased primarily due to higher demand and higher average net selling prices. Estimated U.S. prescription demand for the subcutaneous formulation of Orencia increased by 80% and 106% in the three and six months ended June 30, 2013, respectively. The intravenous formulation of Orencia does not have prescription-level data as it is not dispensed through retail and mail order channels.

•	International net sales increased primarily due to higher demand which was partially offset by unfavorable foreign exchange.

Avapro*/Avalide* (known in the EU as Aprovel*/Karvea*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is part of the Sanofi alliance

•
U.S. net sales are no longer recognized following the restructured Sanofi agreement. Negative sales of $9 million in the second quarter of 2013 were due to an increase in the sales return reserve for Avalide*.

•	International net sales were impacted by changes attributed to the restructured Sanofi agreement. See "Item 1. Financial Statements —Note 3. Alliances and Collaborations" for further discussion.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders. Eliquis is part of our strategic alliance with Pfizer.

•	Eliquis was launched in the U.S., Europe, Japan and Canada in the first quarter of 2013 for the reduction of the risk of stroke and systemic embolism in patients with NVAF.
Plavix* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•	U.S. net sales decreased due to the loss of exclusivity in May 2012.

•	International net sales were impacted by changes attributed to the restructured Sanofi agreement. See "Item 1. Financial Statements—Note 3. Alliances and Collaborations" for further discussion.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty revenue

•
U.S. net sales decreased due to lower demand and generic erosion of other products partially offset by sales of Symlin*, which are included in our results since the acquisition of Amylin in the third quarter of 2012.

•	International net sales increased due to revenue attributed to certain collaborations which was partially offset by the Fervex recall and the continued generic erosion of other products.

The estimated U.S. prescription change data provided throughout this report includes information only from the retail and mail order channels and does not reflect product demand within other channels such as hospitals, home health care, clinics, Federal facilities including Veterans Administration hospitals, and long-term care (excluding diabetes franchise products Onglyza, Kombiglyze, Byetta*, and Bydureon*), among others. Erbitux*, Yervoy and Nulojix, and the intravenous formulation of Orencia are parenterally administered products and do not have prescription-level data as these products are not dispensed through retail and mail order channels. The data is provided by Wolters Kluwer Health based on the Source Prescription Audit and IMS Health based on information from the Next-Generation Prescription Service version 2.0 of the National Prescription Audit. The data is a product of each respective service providers’ own recordkeeping and projection processes and therefore subject to the inherent limitations of estimates based on sampling and may include a margin of error.

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

For all of our products (excluding diabetes franchise products) we calculate the estimated total U.S. prescription change on a weighted-average basis as mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor of approximately three and adding to this the retail prescriptions. For the diabetes franchise, we do not adjust the U.S. prescription data for the difference in volume of mail order and retail prescriptions. We use these methodologies for our internal demand reporting.

Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2012 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material to our results of operations as of the dates indicated. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month at June 30, 2013, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2013:
Plavix* had 1.4 months of inventory on hand in the U.S. compared to 1.5 months of inventory on hand at March 31, 2013 due to the loss of exclusivity in May 2012. We expect a gradual decrease in inventory on hand of Plavix* to occur over the next few years as product in the wholesale distribution channel continues to be worked down or returned. Levels of inventory on hand in the wholesale and retail distribution channels were considered in assessing the sales return reserves established at June 30, 2013.
Eliquis had 1.7 months of inventory on hand internationally at direct customers to support the initial product launch in Japan, Australia, and Canada.
Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers at March 31, 2013 and December 31, 2012 due to the ordering patterns of pharmacists in France.
Luftal, an antacid product, had 1.3 months of inventory on hand internationally at direct customers compared to 1.6 months of inventory on hand at December 31, 2012 due to the ordering patterns of pharmacists in Brazil.

Fervex, a cold and flu product, had 2.4 months of inventory on hand internationally at direct customers compared to 2.9 months of inventory on hand at December 31, 2012 due to the ordering patterns of pharmacists in France.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2013 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2013	2012	% Change	2013	2012	% Change
Cost of products sold	$1,108	$1,245	(11)%	$2,171	$2,548	(15)%
Marketing, selling and administrative	1,042	1,004	4%	2,036	2,006	1%
Advertising and product promotion	218	224	(3)%	407	418	(3)%
Research and development	951	962	(1)%	1,881	1,871	1%
Other (income)/expense	199	(51)	**	180	(235)	**
Total Expenses	$3,518	$3,384	4%	$6,675	$6,608	1%

**    Change is in excess of 100%

Cost of products sold decreased primarily due to lower royalties following the loss of exclusivity of Plavix* and Avapro*/Avalide* and impairment charges of $147 million during the second quarter of 2012, partially offset by higher net amortization costs and profit sharing expenses resulting from the Amylin acquisition in the third quarter of 2012.

Prior period impairment charges included $120 million related to continued competitive pricing pressures and a reduction in the undiscounted projected cash flows to an amount less than the carrying value of a developed technology intangible asset at June 30, 2012. The remaining $27 million charge related to the abandonment of a manufacturing facility resulting from the outsourcing of a manufacturing process.

Cost of products sold as a percentage of net sales was 27.4% and 28.0% in the three months ended June 30, 2013 and 2012, respectively, and 27.6% and 26.3% in the six months ended June 30, 2013 and 2012, respectively. These changes were primarily attributed to impairment charges in 2012, a less favorable product mix as a result of royalties and profit sharing expenses in connection with our alliances and higher amortization costs in 2013.

Marketing, selling and administrative expenses increased due to higher spending to support the launch of new products and additional spending following the Amylin acquisition partially offset by a reduction in sales related activities for certain products to coincide with their respective lifecycles and favorable foreign exchange.

Research and development expenses reflected higher clinical grant spending and additional costs following the Amylin acquisition partially offset by impairment charges for IPRD projects previously acquired in the Medarex, Inc. (Medarex) acquisition ($58 million in the first quarter of 2012) and Inhibitex acquisition ($45 million in the second quarter of 2012) and favorable foreign exchange. The impairment charges resulted from unfavorable clinical trial results and decisions to cease further development.

Other (income)/expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Interest expense	$50	$41	$100	$83
Investment income	(28)	(22)	(53)	(58)
Provision for restructuring	173	20	206	42
Litigation charges/(recoveries)	(22)	22	(22)	(150)
Equity in net income of affiliates	(50)	(53)	(86)	(110)
Out-licensed intangible asset impairment	—	—	—	38
Gain on sale of product lines, businesses and assets	—	(3)	(1)	(3)
Other income received from alliance partners, net	(32)	(83)	(89)	(129)
Pension settlements	101	—	101	—
Other	7	27	24	52
Other (income)/expense	$199	$(51)	$180	$(235)

•	Interest expense increased due to higher borrowings in 2013.

•	Investment income included a $8 million gain from the sale of corporate debt securities in 2013 and a $10 million gain from the sale of auction rate securities in 2012.

•
Provision for restructuring was primarily attributable to employee termination benefits. Employee termination costs of $143 million and $163 million were incurred in the three and six months ended June 30, 2013, respectively, as a result of workforce reductions in several European countries. The employee reductions are primarily attributed to sales force reductions resulting from the restructuring of the Sanofi and Otsuka agreements and streamlining operations due to challenging market conditions in Europe.

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

•
Out-licensed intangible asset impairment charges in 2012 are related to assets acquired in the Medarex and ZymoGenetics, Inc. acquisitions and resulted from unfavorable clinical trial results and/or abandonment of the programs.

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

•
Pension settlement charges were recognized in the second quarter of 2013 after determining that the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charge included the acceleration of a portion of unrecognized actuarial losses. Similar charges will likely occur in the future. See “Item 1. Financial Statements—Note 15. Pension and Postretirement Benefit Plans” for further detail.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Accelerated depreciation, asset impairment and other shutdown costs	$—	$147	$—	$147
Amortization of acquired Amylin intangible assets	137	—	275	—
Amortization of Amylin collaboration proceeds	(67)	—	(134)	—
Amortization of Amylin inventory adjustment	—	—	14	—
Cost of products sold	70	147	155	147

Marketing, selling and administrative*	1	5	2	13

Research and development**	—	45	—	103

Provision for restructuring	173	20	206	42
Acquisition and collaboration related items	(10)	1	(10)	13
Litigation charges/(recoveries)	(23)	22	(23)	(150)
Out-licensed intangible asset impairment	—	—	—	38
Loss on debt repurchase	—	—	—	19
Upfront, milestone and other licensing receipts	—	—	(14)	—
Pension settlements	99	—	99	—
Other (income)/expense	239	43	258	(38)

Increase to pretax income	310	240	415	225
Income tax on items above	(116)	(77)	(151)	(69)
Increase to net earnings	$194	$163	$264	$156

*	Specified items in marketing, selling and administrative are process standardization implementation costs.
**	Specified items in research and development in 2012 are IPRD impairment charges.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2013	2012	2013	2012
Net Earnings Attributable to BMS – GAAP	$536	$645	$1,145	$1,746
Earnings attributable to unvested restricted shares	—	—	—	(2)
Net Earnings used for Diluted EPS Calculation – GAAP	$536	$645	$1,145	$1,744

Net Earnings Attributable to BMS – GAAP	$536	$645	$1,145	$1,746
Less Specified Items	194	163	264	156
Net Earnings Attributable to BMS – Non-GAAP	730	808	1,409	1,902
Earnings attributable to unvested restricted shares	—	—	—	(2)
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$730	$808	$1,409	$1,900

Average Common Shares Outstanding – Diluted	1,660	1,701	1,658	1,704

Diluted EPS – GAAP	$0.32	$0.38	$0.69	$1.02
Diluted EPS Attributable to Specified Items	0.12	0.10	0.16	0.10
Diluted EPS – Non-GAAP	$0.44	$0.48	$0.85	$1.12

Income Taxes

	Three months ended June 30,		Six months ended June 30,
Dollars in Millions	2013	2012	2013	2012
Earnings Before Income Taxes	$530	$1,059	$1,204	$3,086
Provision for income taxes	—	251	51	796
Effective tax rate	—	23.7%	4.2%	25.8%

Changes in the effective tax rates resulted primarily from discrete tax benefits attributable to restructuring, impairment, pension settlement and other charges; favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* sales, and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012. The retroactive reinstatement of the R&D tax credit and look thru exception for the full year 2012 of $43 million was recognized in the first quarter of 2013.

Historically, the effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. These undistributed earnings primarily relate to operations in Ireland and Puerto Rico, which operate under favorable tax grants not scheduled to expire prior to 2023. See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

Noncontrolling Interest
See “Item 1. Financial Statements—Note 3. Alliances and Collaborations” for further discussion of our Sanofi partnership for the territory covering the Americas. The decrease in noncontrolling interest resulted from the exclusivity loss in the U.S. of Avapro*/Avalide* in March 2012 and Plavix* in May 2012. A summary of noncontrolling interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2013	2012	2013	2012
Sanofi partnerships	$(1)	$249	$23	$854
Other	(4)	4	(2)	9
Noncontrolling interest-pre-tax	(5)	253	21	863
Income taxes	1	90	13	319
Net earnings/(loss) attributable to noncontrolling interest-net of taxes	$(6)	$163	$8	$544

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1,821	$1,656
Marketable securities – current	978	1,173
Marketable securities – non-current	3,223	3,523
Cash, cash equivalents and marketable securities	6,022	6,352
Short-term borrowings and current portion of long-term debt	(764)	(826)
Long-term debt	(6,442)	(6,568)
Net debt position	$(1,184)	$(1,042)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $700 million at June 30, 2013. Most of the remaining $5.3 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We started issuing commercial paper to meet near-term domestic liquidity requirements during 2012. The average amount of commercial paper outstanding was $253 million at a weighted-average interest rate of 0.13% during the six months ended June 30, 2013. The maximum month-end amount of commercial paper outstanding during the six months ended June 30, 2013 was $600 million. No commercial paper borrowings were outstanding at June 30, 2013 or December 31, 2012. We will likely continue to issue commercial paper in the future. The $597 million principal amount of our 5.25% Notes Due 2013 will mature and be repaid in the third quarter.

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

We currently have two separate $1.5 billion five-year revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at June 30, 2013 and December 31, 2012.

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

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Historically, our exposure was limited by factoring receivables and deferring revenues until the collection of cash. However, during 2012, counterparties in our factoring arrangements suspended factoring of receivables from Spanish and Portuguese government-backed entities and limited factoring of receivables from certain Italian government-backed entities. Our credit exposures in Europe may increase in the future due to further reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was $214 million at June 30, 2013, of which approximately 75% was from government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $223 million in 2013 and $172 million in 2012. Sales of receivables in Japan were $282 million in 2013 and $321 million in 2012. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable.

Dollars in Millions	June 30, 2013	December 31, 2012
Net trade receivables	$1,851	$1,708
Inventories	1,785	1,657
Accounts payable	(2,346)	(2,202)
Total	$1,290	$1,163

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook remains stable. Standard & Poor’s long-term and short-term credit ratings are currently A+ and A-1+, respectively, and their long-term credit outlook remains stable. Fitch lowered our long-term credit rating from A to A-, lowered our short-term credit rating from F1 to F2, and revised our long-term credit outlook from negative to stable in July 2013. Our credit ratings are considered investment grade. Our long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2013	2012
Cash flow provided by/(used in):
Operating activities	$1,082	$1,521
Investing activities	218	(2,801)
Financing activities	(1,159)	(1,686)

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

The $439 million decrease in operating cash flow compared to the first half of 2012 was primarily attributable to:

•	Lower operating cash flows attributed to Plavix* and Avapro*/Avalide* sales reductions following the loss of exclusivity of these products in the first half of 2012 ($1.0 billion);

•	Impact of litigation related payments and recoveries, including the $172 million Apotex damage award received in 2012; and

•	Higher restructuring payments in 2013 (approximately $100 million)

Partially offset by:

•	Upfront and contingent collaboration proceeds from Reckitt, The Medicines Company, Pfizer and AstraZeneca in 2013 (approximately $800 million); and

•	Lower pension contributions and annual employee bonus payments in 2013 (approximately $200 million).

Investing Activities

•	Cash was used to fund the acquisition of Inhibitex for $2.5 billion in 2012.

•
Net sales and maturities of marketable securities of $428 million in 2013 were primarily attributed to the timing of investment maturities and the management of domestic liquidity requirements. Net purchases of marketable securities of $89 million in 2012 were primarily attributed to the timing of additional investments in time deposits and highly-rated corporate debt securities with maturities greater than 90 days.

Financing Activities

•
Dividend payments were $1.2 billion in 2013 and 2012. Dividends declared per common share were $0.70 in 2013 and $0.68 in 2012. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Cash used to repurchase common stock was $380 million in 2013 and $860 million in 2012.

•
Proceeds from stock option exercises were $443 million in 2013 (including $96 million of cash retained from excess tax benefits) and $314 million in 2012 (including $52 million of cash retained from excess tax benefits). These proceeds will vary from period to period based on fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

•	Management periodically evaluates potential opportunities to repurchase certain debt securities prior to their maturity. Cash outflows related to the repurchase of debt were $109 million in 2012.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2013.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the six months ended June 30, 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2013	3,206,822	$34.25	3,191,812	$1,672
February 1 to 28, 2013	2,466,156	$36.67	2,452,642	$1,583
March 1 to 31, 2013	4,780,971	$38.45	2,510,200	$1,484
Three months ended March 31, 2013	10,453,949		8,154,654
April 1 to 30, 2013	675,677	$40.85	665,458	$1,456
May 1 to 31, 2013	519,070	$41.65	487,187	$1,436
June 1 to 30, 2013	402,285	$46.30	391,002	$1,418
Three months ended June 30, 2013	1,597,032		1,543,647
Six months ended June 30, 2013	12,050,981		9,698,301

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
10a.
First Amendment dated June 21, 2013 to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10b.
Extension notice dated June 3, 2013 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10c.
Extension notice dated May 31, 2013 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Erbitux is a trademark of Eli Lilly and Company; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Estrace and Ovcon are trademarks of Warner-Chilcott Company, LLC; Delestrogen is a trademark of JHP Pharmaceuticals, LLC; Reglan is a trademark of ANIP Acquisition Company, and Humira is a trademark of AbbVie Biotechnology LTD. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 25, 2013	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date:	July 25, 2013	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer