Form 10-Q
period 2013-09-30
BRISTOL MYERS SQUIBB CO
filed 2013-10-23
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At September 30, 2013, there were 1,646,542,902 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	47

Item 4.
Controls and Procedures	47

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	47

Item 1A.
Risk Factors	47

Item 2.
Issuer Purchases of Equity Securities	48

Item 6.
Exhibits	49

Signatures	50

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2013	2012	2013	2012
Net Sales	$4,065	$3,736	$11,944	$13,430
Cost of products sold	1,175	987	3,346	3,535
Marketing, selling and administrative	980	1,071	3,016	3,077
Advertising and product promotion	194	167	601	585
Research and development	893	951	2,774	2,822
Impairment charge for BMS-986094 intangible asset	—	1,830	—	1,830
Other (income)/expense	5	(11)	185	(246)
Total Expenses	3,247	4,995	9,922	11,603

Earnings/(Loss) Before Income Taxes	818	(1,259)	2,022	1,827
Provision for/(benefit from) income taxes	126	(546)	177	250
Net Earnings/(Loss)	692	(713)	1,845	1,577
Net Earnings/(Loss) Attributable to Noncontrolling Interest	—	(2)	8	542
Net Earnings/(Loss) Attributable to BMS	$692	$(711)	$1,837	$1,035

Earnings/(Loss) per Common Share
Basic	$0.42	$(0.43)	$1.12	$0.62
Diluted	$0.42	$(0.43)	$1.11	$0.61

Cash dividends declared per common share	$0.35	$0.34	$1.05	$1.02
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2013	2012	2013	2012
Net Earnings/(Loss)	$692	$(713)	$1,845	$1,577
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(31)	(39)	7	(27)
Pension and postretirement benefits	232	24	956	84
Available for sale securities	14	38	(32)	37
Foreign currency translation	(7)	—	(41)	7
Other Comprehensive Income/(Loss)	208	23	890	101

Comprehensive Income/(Loss)	900	(690)	2,735	1,678
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	—	(2)	8	542
Comprehensive Income/(Loss) Attributable to BMS	$900	$(688)	$2,727	$1,136
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	September 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$1,771	$1,656
Marketable securities	951	1,173
Receivables	3,673	3,083
Inventories	1,640	1,657
Deferred income taxes	2,036	1,597
Prepaid expenses and other	556	355
Total Current Assets	10,627	9,521
Property, plant and equipment	5,236	5,333
Goodwill	7,646	7,635
Other intangible assets	8,176	8,778
Deferred income taxes	195	203
Marketable securities	3,623	3,523
Other assets	1,301	904
Total Assets	$36,804	$35,897

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$680	$826
Accounts payable	2,466	2,202
Accrued expenses	2,277	2,573
Deferred income	1,003	825
Accrued rebates and returns	1,034	1,054
Income taxes payable	208	193
Dividends payable	611	606
Total Current Liabilities	8,279	8,279
Pension, postretirement and postemployment liabilities	773	1,882
Deferred income	4,198	4,024
Income taxes payable	739	648
Deferred income taxes	904	383
Other liabilities	665	475
Long-term debt	6,532	6,568
Total Liabilities	22,090	22,259

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,445 in 2013 and 5,189 in 2012, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in
both 2013 and 2012	221	221
Capital in excess of par value of stock	1,966	2,694
Accumulated other comprehensive loss	(2,312)	(3,202)
Retained earnings	32,826	32,733
Less cost of treasury stock – 561 million common shares in 2013 and 570 million in 2012	(17,975)	(18,823)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,726	13,623
Noncontrolling interest	(12)	15
Total Equity	14,714	13,638
Total Liabilities and Equity	$36,804	$35,897
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net earnings	$1,845	$1,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(8)	(542)
Depreciation and amortization, net	582	482
Deferred income taxes	(409)	(737)
Stock-based compensation	140	108
Impairment charges	6	2,118
Proceeds from Amylin diabetes collaboration	—	3,570
Other	(11)	21
Changes in operating assets and liabilities:
Receivables	(563)	643
Inventories	(8)	(135)
Accounts payable	301	(321)
Deferred income	702	100
Income taxes payable	128	82
Other	(570)	(861)
Net Cash Provided by Operating Activities	2,135	6,105
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,520	4,384
Purchases of marketable securities	(1,448)	(3,501)
Additions to property, plant and equipment and capitalized software	(337)	(373)
Sale of businesses and other investing activities	8	16
Purchases of businesses, net of cash acquired	—	(7,530)
Net Cash Used in Investing Activities	(257)	(7,004)
Cash Flows From Financing Activities:
Short-term borrowings, net	488	20
Proceeds from issuance of long-term debt	12	1,950
Long-term debt repayments	(597)	(2,108)
Interest rate swap terminations	—	2
Issuance of common stock	483	397
Common stock repurchases	(433)	(1,911)
Dividends	(1,732)	(1,725)
Net Cash Used in Financing Activities	(1,779)	(3,375)
Effect of Exchange Rates on Cash and Cash Equivalents	16	1
Increase/(Decrease) in Cash and Cash Equivalents	115	(4,273)
Cash and Cash Equivalents at Beginning of Period	1,656	5,776
Cash and Cash Equivalents at End of Period	$1,771	$1,503
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at September 30, 2013 and December 31, 2012, and the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K.

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

In July 2013, the Financial Accounting Standards Board issued an update that clarified existing guidance on the presentation of unrecognized tax benefits when various qualifying tax benefit carryforwards exist, including when the unrecognized tax benefit should be presented as a reduction to deferred tax assets or as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. BMS is currently evaluating the financial statement impact of this guidance.

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

Net sales of key products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Virology
Baraclude (entecavir)	$378	$346	$1,115	$1,028
Reyataz (atazanavir sulfate)	375	363	1,167	1,127
Sustiva (efavirenz) Franchise	389	370	1,187	1,144
Oncology
Erbitux* (cetuximab)	183	173	516	531
Sprycel (dasatinib)	316	263	915	738
Yervoy (ipilimumab)	238	179	700	495
Neuroscience
Abilify* (aripiprazole)	569	676	1,654	2,008
Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	87	20	205	20
Byetta* (exenatide)	106	55	295	55
Forxiga (dapagliflozin)	7	N/A	15	N/A
Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	211	178	653	511
Immunoscience
Nulojix (belatacept)	7	3	18	7
Orencia (abatacept)	375	307	1,047	851
Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	71	95	173	419
Eliquis (apixaban)	41	—	75	1
Plavix* (clopidogrel bisulfate)	42	64	177	2,498

Mature Products and All Other	670	644	2,032	1,997
Net Sales	$4,065	$3,736	$11,944	$13,430

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.

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

Payments between collaboration partners are accounted for and presented in operating results based on the specific nature of the arrangement, including its contractual terms, the nature of the payments and the applicable accounting guidance. The most common activities between BMS and its collaboration partners are presented in operating results as follows:

•	When BMS is the principal in the customer sale, 100% of product sales are recognized. Otherwise, only BMS’s contractual share of alliance revenue is reported in net sales.

•
Cost reimbursement payments between the parties are recognized as incurred and included in marketing, selling, administrative, advertising and product promotion expenses, or research and development expenses, as applicable.

•
Upfront and contingent milestone payments from collaboration partners to BMS for products are typically deferred and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement.

•
Upfront payments for approved products and approval milestone payments from BMS to collaboration partners are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows. The amortization is included in cost of products sold.

•	Upfront and contingent milestone payments from BMS to collaboration partners prior to regulatory approval are expensed as incurred and included in research and development expenses.

•	Payments from BMS to collaboration partners for profit sharing, royalties and other sales-based fees are included in cost of products sold as incurred.

•	Equity in net income of affiliates is included in other (income)/expense.

•	All payments between BMS and its collaboration partners are presented in cash flows from operating activities.

Each of our collaboration arrangements is unique in nature and specific information pertaining to each of our significant collaborations is discussed below. See the 2012 Annual Report on Form 10-K for a more complete description of the below agreements, including termination provisions.
Otsuka

BMS has a worldwide commercialization agreement, excluding certain Asian countries, with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote Abilify*, for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder. The U.S. portion of the commercialization and manufacturing agreement was amended in 2009 and further amended in 2012, and it expires upon the expected loss of product exclusivity in April 2015. The agreement expires in all European Union (EU) countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 2015 or loss of exclusivity in any such country.

Otsuka is the principal in most third-party net sales. Therefore, net sales recognized for Abilify* include only BMS’s share of total net sales to third party customers. In the U.S., BMS’s contractual share was 51.5% in 2012. Beginning January 1, 2013, BMS’s contractual share changed to the percentages of total U.S. net sales set forth in the table below. An assessment of BMS's expected annual contractual share is completed each quarterly reporting period (determined to be 34.1% in the third quarter of 2013).

Annual U.S. Net Sales	BMS Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

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

BMS and Otsuka also have an oncology collaboration for Sprycel and Ixempra (ixabepilone) (the “Oncology Products”) in the U.S., Japan and the EU (the Oncology Territory). A collaboration fee is paid to Otsuka based on the following percentages of annual net sales of Sprycel and Ixempra:

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

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Abilify* net sales, net of amortization of extension payment	$569	$676	$1,654	$2,008
Oncology fee – Cost of products sold	68	36	214	103
Royalties – Cost of products sold	21	18	61	55
Cost reimbursements to/(from) Otsuka(a)	(13)	(2)	(11)	(34)
Amortization:
Net sales reduction	16	16	49	49
Cost of products sold	—	1	—	5

Dollars in Millions	September 30, 2013	December 31, 2012
Other assets – extension payment	$104	$153

(a)	Primarily included in marketing, selling and administrative expenses.

AstraZeneca

BMS and AstraZeneca have a diabetes alliance consisting of three worldwide codevelopment and commercialization agreements. One collaboration covers Onglyza, Kombiglyze XR (saxagliptin and metformin hydrochloride extended-release), and Komboglyze (saxagliptin and metformin immediate-release marketed in the EU); a second collaboration covers dapagliflozin; and a third collaboration, entered into in August 2012, covers Amylin’s portfolio of products (Bydureon*, Byetta*, Symlin* (pramlintide acetate) and metreleptin, which is currently in development) as well as certain assets owned by Amylin, including a manufacturing facility. Dapagliflozin is marketed as Forxiga outside the U.S. The agreements for saxagliptin exclude Japan. In this document unless specifically noted, we refer to both Kombiglyze and Komboglyze as Kombiglyze. Onglyza and dapagliflozin were discovered by BMS. Kombiglyze was codeveloped with AstraZeneca. Bydureon*, Byetta*, Symlin* and metreleptin were discovered by Amylin, LLC (Amylin), a wholly-owned subsidiary of BMS since August 2012. BMS is the principal in third party customer net sales, except for Onglyza and Amylin's portfolio of products in Japan. Both companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits and losses equally on a global basis and also share in development costs, with the exception of dapagliflozin development costs in Japan, which are borne by AstraZeneca subject to a pre-agreed clinical plan. Additional development costs will be shared equally.

In 2012, BMS received proceeds of $3.6 billion from AstraZeneca, $3.5 billion of which was a non-refundable, upfront payment in consideration for entering into the Amylin-related collaboration and the remaining $73 million was for tax sharing attributes expected to be reimbursed back to AstraZeneca in the fourth quarter of 2013 (included in accrued expenses at September 30, 2013 and December 31, 2012). In the third quarter of 2013, AstraZeneca exercised its option for equal governance rights over certain key strategic and financial decisions regarding the Amylin-related collaboration. A receivable for the $135 million option fee was recognized at September 30, 2013 (received in October 2013). The $3.5 billion non-refundable upfront fee and $135 million option fee are accounted for as deferred income and amortized as a reduction to cost of products sold on a pro-rata basis over the estimated useful lives of the predominant elements included in the collaboration (primarily intangible assets related to Bydureon* with an estimated useful life of 13 years, Byetta* with an estimated useful life of 7 years, Symlin* with an estimated life of 9 years, metreleptin with an estimated useful life of 12 years, and, to a lesser degree, the manufacturing plant with an estimated useful life of 15 years). AstraZeneca is entitled to share in the proceeds from the sale of any of the assets related to the collaboration. BMS is entitled to reimbursements for 50% of capital expenditures related to Amylin. BMS and AstraZeneca agreed to share in certain tax attributes related to the Amylin collaboration.

With respect to the other collaborations, BMS has received $300 million in non-refundable upfront, milestone and other licensing payments related to Onglyza to date and could receive up to an additional $300 million for sales-based milestones. BMS has also received $250 million in non-refundable upfront, milestone and other licensing payments related to dapagliflozin to date, and could potentially receive up to an additional $150 million for development and regulatory milestones and up to an additional $390 million for sales-based milestones. Amortization of the Onglyza and dapagliflozin deferred income is included in other income.

Summarized financial information related to these alliances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$430	$266	$1,219	$599
Profit sharing – Cost of products sold	170	118	494	268
Cost reimbursements to/(from) AstraZeneca:
Commercialization expenses(a)	(53)	(43)	(172)	(62)
Research and development	(17)	(17)	(56)	(7)
Amortization:
Cost of products sold	(78)	(50)	(227)	(50)
Other (income)/expense	(8)	(9)	(23)	(30)

Non-refundable upfront, milestone and other licensing receipts:
Amylin-related products	—	3,570	—	3,570
Dapagliflozin	—	—	80	—

Dollars in Millions	September 30, 2013	December 31, 2012
Deferred income – Non-refundable upfront, milestone and other licensing receipts
Amylin-related products	$3,342	$3,423
Onglyza	195	208
Dapagliflozin	196	206

(a)	Primarily included in marketing, selling and administrative expenses.

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

Net sales recognized for Atripla* include only the bulk efavirenz component of Atripla* which is based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva. The net sales are deferred and the related alliance receivable is not recognized until the combined product is sold to third-party customers.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$328	$305	$998	$950
Equity in net loss of affiliates	4	6	12	14

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of Erbitux* in the U.S. which expires in September 2018. Lilly has the right to copromote at their own expense. BMS also has codevelopment and copromotion rights in Canada and Japan. Erbitux* is indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. BMS is the principal in third party customer sales in North America. Under the EGFR agreement, with respect to Erbitux* sales in North America, BMS pays Lilly a distribution fee based on a flat rate of 39% of net sales in North America plus a share of certain royalties paid by Lilly.

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

BMS is amortizing $500 million of license acquisition costs associated with the EGFR commercialization agreement through 2018.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$183	$173	$516	$531
Distribution fees and royalties – Cost of products sold	76	71	214	220
Cost reimbursements to/(from) Lilly(a)	—	5	—	13
Amortization – Cost of products sold	9	9	28	28
Japan commercialization fee – Other (income)/expense	(8)	(9)	(20)	(28)

Dollars in Millions	September 30, 2013	December 31, 2012
Other intangible assets – Non-refundable upfront, milestone and other licensing payments	$183	$211

(a)	Primarily included in research and development expenses.

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

Beginning in 2013, all royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in net sales, including $53 million and $160 million in the three and nine months ended September 30, 2013, respectively. Development and opt-out royalties were recognized in other (income)/expense in 2012. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Additionally, equity in net income of affiliates for the nine months ended September 30, 2013 includes $22 million of profit that was deferred prior to the restructuring of the agreement. Net sales attributed to the supply of irbesartan active pharmaceutical ingredient to Sanofi were $43 million and $29 million for the three months ended September 30, 2013 and 2012, respectively, and $94 million and $97 million for the nine months ended September 30, 2013 and 2012, respectively. The supply arrangement for irbesartan expires in 2015.

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

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$113	$159	$350	$2,917
Royalties – Cost of products sold	—	19	2	527
Equity in net income of affiliates	(46)	(45)	(140)	(163)
Other (income)/expense	—	(61)	(14)	(122)
Noncontrolling interest – pre-tax	(4)	(7)	19	847

Distributions (to)/from Sanofi – Noncontrolling interest	(11)	290	(33)	(768)
Distributions from Sanofi – Investment in affiliates	51	54	103	183

Dollars in Millions	September 30, 2013	December 31, 2012
Investment in affiliates – territory covering Europe and Asia	$46	$9
Noncontrolling interest	(44)	(30)

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$111	$248	$288	$886
Gross profit	91	132	232	402
Net income	90	116	228	358

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by BMS. Eliquis was approved in the EU for the prevention of venous thromboembolic events in adult patients who have undergone elective hip or knee replacement surgery in May 2011 and was approved in the EU in November 2012 and in the U.S. and Japan in December 2012 to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies jointly develop the clinical and marketing strategy and share commercialization expenses and profits equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize Eliquis alone and will pay BMS compensation based on a percentage of net sales. BMS manufactures the product and is the principal in third party customer sales.

BMS received $754 million in non-refundable upfront, milestone and other licensing payments for Eliquis to date, and could receive up to an additional $130 million for development and regulatory milestones. Amortization of deferred income is included in other income.

Summarized financial information related to this alliance is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Net sales	$41	$—	$75	$1
Profit sharing – Cost of products sold	19	—	35	—
Cost reimbursements to/(from) Pfizer:
Commercialization expenses(a)	(4)	(6)	(21)	(14)
Research and development	(6)	(1)	3	10
Amortization – Other (income)/expense	(11)	(10)	(30)	(29)

Non-refundable upfront, milestone and other licensing receipts	70	—	195	—

Dollars in Millions	September 30, 2013	December 31, 2012
Deferred income – Non-refundable upfront, milestone and other licensing receipts	$562	$397

(a)	Primarily included in marketing, selling and administrative expenses.

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

Non-refundable upfront collaboration proceeds of $485 million received by BMS were allocated to the rights transferred to Reckitt ($376 million) and the fair value of the option to purchase the remaining assets ($109 million) using the best estimate of the selling price for these elements after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material in the three and nine months ended September 30, 2013. The amount allocated to the rights transferred to Reckitt is recognized as alliance revenue throughout the collaboration period. Alliance revenue, including product supply and royalties, was $43 million and $73 million during the three and nine months ended September 30, 2013, respectively.

The Medicines Company

In February 2013, BMS and The Medicines Company entered into a two year collaboration regarding Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics, Inc in 2010). Net sales of Recothrom were $67 million in 2012. The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and will have certain responsibilities related to regulatory matters in the covered territory. BMS will exclusively supply Recothrom to The Medicines Company pursuant to a supply agreement at cost plus a markup and will also receive royalties on net sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the collaboration period, including the Recothrom Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at that time). If the option is not exercised, all assets previously transferred to The Medicines Company will revert back to BMS. The option may be exercised by The Medicines Company between February and August 2014, in which case closing would be expected to occur in February 2015.

Non-refundable upfront collaboration proceeds of $115 million received by BMS were allocated to the rights transferred to The Medicines Company ($80 million) and the fair value of the option to purchase the remaining assets ($35 million) using the best estimate of the selling price for these elements after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material in the three and nine months ended September 30, 2013. The amount allocated to the rights transferred is recognized as alliance revenue throughout the collaboration period. Alliance revenue, including product supply and royalties, was $21 million and $51 million during the three and nine months ended September 30, 2013, respectively.

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

BMS also granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. If the option is not exercised, all rights transferred to Valeant will revert back to BMS. The option may be exercised by Valeant between January and June 2014, in which case closing would be expected to occur in December 2014.

Non-refundable upfront collaboration proceeds of $79 million received by BMS were allocated to the rights transferred to Valeant ($61 million) and the fair value of the option to purchase the remaining assets ($18 million) using the best estimate of the selling price for these elements after considering various market factors, including an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability are recognized in other (income)/expense and were not material for the three and nine months ended September 30, 2013. The amount allocated to the rights to transfer is recognized as alliance revenue throughout the collaboration period. Alliance revenue, including product supply was $13 million and $43 million during the three and nine months ended September 30, 2013, respectively.

Note 4. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Interest expense	$46	$48	$146	$131
Investment income	(23)	(27)	(76)	(85)
Provision for restructuring	6	29	212	71
Litigation charges/(recoveries)	17	50	(5)	(100)
Equity in net income of affiliates	(42)	(40)	(128)	(150)
Out-licensed intangible asset impairment	—	—	—	38
Gain on sale of product lines, businesses and assets	—	—	(1)	(3)
Other income received from alliance partners, net	(31)	(96)	(120)	(225)
Pension settlements	37	3	138	3
Other	(5)	22	19	74
Other (income)/expense	$5	$(11)	$185	$(246)

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Employee termination benefits	$4	$21	$205	$56
Other exit costs	2	8	7	15
Provision for restructuring	$6	$29	$212	$71

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 150 and 185 for the three months ended September 30, 2013 and 2012, respectively, and approximately 1,285 and 480 for the nine months ended September 30, 2013 and 2012, respectively. Termination benefits in 2013 were primarily related to workforce reductions in several European countries.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2013	2012
Liability at January 1	$167	$77
Charges	223	77
Changes in estimates	(11)	(6)
Provision for restructuring	212	71
Foreign currency translation	2	(1)
Amylin acquisition	—	26
Spending	(191)	(66)
Liability at September 30	$190	$107

Note 6. INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
Dollars in Millions	2013	2012	2013	2012
Earnings/(Loss) Before Income Taxes	$818	$(1,259)	$2,022	$1,827
Provision for/(benefit from) income taxes	126	(546)	177	250
Effective tax rate	15.4%	(43.4)%	8.8%	13.7%

Changes in the effective tax rates resulted primarily from discrete tax benefits attributable to higher impairment charges in 2012 (including a $1.8 billion impairment charge in the third quarter of 2012); favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* sales in 2013; and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012 and higher charges for contingent tax matters in the third quarter of 2013. The retroactive reinstatement of the R&D tax credit and look thru exception for the full year 2012 of $43 million was recognized in the first quarter of 2013.

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

BMS is currently audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2013 could decrease in the range of approximately $400 million to $450 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS/(LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2013	2012	2013	2012
Net Earnings/(Loss) Attributable to BMS	$692	$(711)	$1,837	$1,035
Earnings attributable to unvested restricted shares	—	—	—	(1)
Net Earnings/(Loss) Attributable to BMS common shareholders	$692	$(711)	$1,837	$1,034

Earnings/(Loss) per share – basic	$0.42	$(0.43)	$1.12	$0.62

Weighted-average common shares outstanding – basic	1,646	1,666	1,643	1,679
Contingently convertible debt common stock equivalents	1	—	1	1
Incremental shares attributable to share-based compensation plans	15	—	15	17
Weighted-average common shares outstanding – diluted	1,662	1,666	1,659	1,697

Earnings/(Loss) per share – diluted	$0.42	$(0.43)	$1.11	$0.61

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	—	—	2

Contingently convertible debt common stock equivalents and incremental share-based compensation plans of 17 million were excluded from the per share calculation for the three months ended September 30, 2012 because of the net loss in that period.

Note 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Level 2 inputs utilize observable prices for similar instruments, non-binding quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, forward starting interest rate swap contracts, equity funds, fixed income funds and long-term debt. Additionally, certain corporate debt securities utilize a third-party matrix pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of September 30, 2013. Level 2 derivative instruments are valued using London Interbank Offered Rate yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. Valuation models for the Auction Rate Security (ARS) and Floating Rate Security (FRS) portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of the ARS was determined using an internally developed valuation which was based in part on indicative bids received on the underlying assets of the security and other evidence of fair value. The ARS is a private placement security rated ‘BBB-’ by Standard and Poor’s as of September 30, 2013 and represents interests in insurance securitizations. Due to the current lack of an active market for FRS and the general lack of transparency into their underlying assets, other qualitative analysis is relied upon to value FRS including discussions with brokers and fund managers, default risk underlying the security and overall capital markets liquidity. The fair value of written options to sell the assets of certain businesses in connection with collaboration agreements, (see “—Note 3. Alliances and Collaborations” for further discussion) is based on an option pricing methodology that considers revenue and profitability projections, volatility, discount rates, and potential exercise price assumptions.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2013				December 31, 2012
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$1,459	$—	$1,459	$—	$1,288	$—	$1,288
Marketable securities
Certificates of deposit	—	99	—	99	—	34	—	34
Corporate debt securities	—	4,350	—	4,350	—	4,377	—	4,377
U.S. Treasury securities	—	—	—	—	150	—	—	150
Equity funds	—	68	—	68	—	57	—	57
Fixed income funds	—	46	—	46	—	47	—	47
ARS and FRS	—	—	11	11	—	—	31	31
Derivative assets:
Interest rate swap contracts	—	88	—	88	—	146	—	146
Foreign currency forward contracts	—	48	—	48	—	59	—	59
Forward starting interest rate swap contracts	—	25	—	25	—	—	—	—
Derivative liabilities:
Interest rate swap contracts	—	(10)	—	(10)	—	—	—	—
Foreign currency forward contracts	—	(33)	—	(33)	—	(30)	—	(30)
Written option liabilities*	—	—	(162)	(162)	—	—	(18)	(18)

*	Written option liabilities are included in other liabilities. See "Note 3. Alliances and Collaborations" for further information.

The following table summarizes the activity for financial assets utilizing Level 3 fair value measurements:

	2013		2012
Dollars in Millions	Written option liabilities	ARS and FRS	Written option liabilities	ARS and FRS
Fair value at January 1	$(18)	$31	$—	$110
Additions from new collaborations	(144)	—	—	—
Sales	—	(20)	—	(81)
Fair value at September 30	$(162)	$11	$—	$29

Marketable Securities

The following table summarizes marketable securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Gain/(Loss) in Income	Fair Value

September 30, 2013
Certificates of deposit	$99	$—	$—	$—	$99
Corporate debt securities	4,315	45	(10)	—	4,350
Equity funds	52	—	—	16	68
Fixed income funds	47	—	—	(1)	46
ARS	9	2	—	—	11
Total Marketable Securities	$4,522	$47	$(10)	$15	$4,574

December 31, 2012
Certificates of deposit	$34	$—	$—	$—	$34
Corporate debt securities	4,305	72	—	—	4,377
U.S. Treasury securities	150	—	—	—	150
Equity funds	52	—	—	5	57
Fixed income funds	47	—	—	—	47
ARS and FRS	29	3	(1)	—	31
Total Marketable Securities	$4,617	$75	$(1)	$5	$4,696

The following table summarizes the classification of marketable securities in the consolidated balance sheet:

Dollars in Millions	September 30, 2013	December 31, 2012
Current Marketable Securities	$951	$1,173
Non-current Marketable Securities	3,623	3,523
Total Marketable Securities	$4,574	$4,696

At September 30, 2013, $3,612 million of non-current available for sale corporate debt securities mature within five years. Auction rate securities of $11 million mature beyond 10 years.

The change in fair value for the investments in equity and fixed income funds are recognized in other (income)/expense and partially offset the changes in fair value of certain employee retirement benefits.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		September 30, 2013		December 31, 2012
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$873	$88	$573	$146
Interest rate swap contracts	Other liabilities	1,150	(10)	—	—
Foreign currency forward contracts	Prepaid expenses and other	335	41	—	—
Foreign currency forward contracts	Other assets	88	7	735	59
Foreign currency forward contracts	Accrued expenses	725	(31)	916	(30)
Foreign currency forward contracts	Other liabilities	130	(2)	—	—
Forward starting interest rate swap contracts	Prepaid expenses and other	305	25	—	—

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years, including $12 million of pre-tax gains to be reclassified within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($596 million) and Japanese yen ($342 million) at September 30, 2013.

BMS entered into an aggregate $305 million notional amount of forward starting interest rate swap contracts maturing in December 2013 with several financial institutions to hedge the variability of probable forecasted interest expense. The Company designated these contracts as cash flow hedges, with effective changes in fair value recorded net of tax in accumulated other comprehensive loss.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three and nine months ended September 30, 2013 and 2012.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($732 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

Fixed-to-floating interest rate swap contracts were executed in 2013 to convert $650 million notional amount of 0.875% Notes Due 2017, $500 million notional amount of 5.45% Notes Due 2018 and $300 million notional amount of 2.00% Notes Due 2022 from fixed rate debt to variable rate debt.

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	September 30, 2013	December 31, 2012
Principal Value	$6,082	$6,631
Adjustments to Principal Value:
Fair value of interest rate swap contracts	78	146
Unamortized basis adjustment from interest rate swap contract terminations	454	509
Unamortized bond discounts	(52)	(54)
Total	$6,562	$7,232

Current portion of long-term debt	$30	$664
Long-term debt	6,532	6,568

The fair value of debt was $7,109 million at September 30, 2013 and $8,285 million at December 31, 2012 and was valued using Level 2 inputs. Interest payments were $158 million and $125 million for the nine months ended September 30, 2013 and 2012, respectively, net of amounts related to interest rate swap contracts.

The $597 million principal amount of our 5.25% Notes Due 2013 matured and was repaid in the third quarter of 2013. Net proceeds of $1,950 million were received from the issuance of senior unsecured notes in the third quarter of 2012, net of a $36 million discount and $14 million of deferred loan issuance costs. Substantially all of the $2.0 billion debt obligations assumed in the acquisition of Amylin were repaid in the third quarter of 2012, including a promissory note with Lilly with respect to a revenue sharing obligation and Amylin senior notes due 2014.

The average amount of commercial paper outstanding was $297 million at a weighted-average interest rate of 0.12% during the nine months ended September 30, 2013. The maximum month-end amount of commercial paper outstanding during the nine months ended September 30, 2013 was $820 million. Commercial paper borrowings of $470 million were outstanding at September 30, 2013. No commercial paper borrowings were outstanding at December 31, 2012.

There were no debt repurchases in 2013. Debt repurchase activity for 2012, including repayment of the Amylin debt obligations, was as follows:

Nine Months Ended
Dollars in Millions	September 30, 2012
Principal amount	$2,052
Carrying value	2,081
Repurchase price	2,108
Notional amount of interest rate swaps terminated	6
Swap termination proceeds	2
Total loss	27

Note 9. RECEIVABLES

Receivables include:

Dollars in Millions	September 30, 2013	December 31, 2012
Trade receivables	$1,931	$1,812
Less allowances	(92)	(104)
Net trade receivables	1,839	1,708
Alliance receivables	1,244	857
Prepaid and refundable income taxes	310	319
Other	280	199
Receivables	$3,673	$3,083

Non-U.S. receivables sold on a nonrecourse basis were $728 million and $734 million for the nine months ended September 30, 2013 and 2012, respectively. In the aggregate, receivables due from our three largest pharmaceutical wholesalers in the U.S. represented 35% and 37% of total trade receivables at September 30, 2013 and December 31, 2012, respectively.

Note 10. INVENTORIES

Inventories include:

Dollars in Millions	September 30, 2013	December 31, 2012
Finished goods	$531	$572
Work in process	810	814
Raw and packaging materials	299	271
Inventories	$1,640	$1,657

Inventories expected to remain on-hand beyond one year are included in other assets and were $455 million at September 30, 2013 and $424 million at December 31, 2012.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	September 30, 2013	December 31, 2012
Land	$112	$114
Buildings	5,083	4,963
Machinery, equipment and fixtures	3,932	3,695
Construction in progress	387	611
Gross property, plant and equipment	9,514	9,383
Less accumulated depreciation	(4,278)	(4,050)
Property, plant and equipment	$5,236	$5,333

Depreciation expense was $333 million and $274 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 12. OTHER INTANGIBLE ASSETS

Other intangible assets include:

Dollars in Millions	September 30, 2013	December 31, 2012
Licenses	$1,155	$1,160
Developed technology rights	8,827	8,827
Capitalized software	1,215	1,200
In-process research and development (IPRD)	668	668
Gross other intangible assets	11,865	11,855
Less accumulated amortization	(3,689)	(3,077)
Total other intangible assets	$8,176	$8,778

During the third quarter of 2012, the Company discontinued development of BMS-986094 (formerly INX-189) in the interest of patient safety and recognized a non-cash, pre-tax impairment charge of $1.8 billion related to the IPRD intangible asset.

Amortization expense was $647 million and $394 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 13. DEFERRED INCOME

Deferred income includes:

Dollars in Millions	September 30, 2013	December 31, 2012
Upfront, milestone and other licensing payments	$4,734	$4,346
Atripla* deferred revenue	373	339
Gain on sale-leaseback transactions	78	99
Other	16	65
Total deferred income	$5,201	$4,849

Current portion	$1,003	$825
Non-current portion	4,198	4,024

For further information pertaining to upfront, milestone and other licensing payments, see “—Note 3. Alliances and Collaborations.”

Amortization of deferred income was $398 million and $186 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 14. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings	—	—	—	1,035	—	—	854
Cash dividends declared	—	—	—	(1,723)	—	—	—
Stock repurchase program	—	—	—	—	58	(1,914)	—
Employee stock compensation plans	3	1	(397)	—	(15)	841	—
Distributions	—	—	—	—	—	—	(765)
Balance at September 30, 2012	2,208	$221	$2,717	$32,381	558	$(18,475)	$—

Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	1,837	—	—	19
Cash dividends declared	—	—	—	(1,744)	—	—	—
Stock repurchase program	—	—	—	—	11	(413)	—
Employee stock compensation plans	—	—	(728)	—	(20)	1,261	—
Distributions	—	—	—	—	—	—	(46)
Balance at September 30, 2013	2,208	$221	$1,966	$32,826	561	$(17,975)	$(12)

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The repurchase program does not have an expiration date, although we do not anticipate any future repurchases at this time.

Noncontrolling interest in 2012 is primarily related to the partnerships with Sanofi for the territory covering the Americas for net sales of Plavix*. Net earnings attributable to noncontrolling interest are presented net of a tax benefit of $2 million for the three months ended September 30, 2013 and 2012 and net of taxes of $11 million and $318 million for the nine months ended September 30, 2013 and 2012, respectively, in the consolidated statements of earnings with a corresponding increase or decrease to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi's funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The components of other comprehensive income/(loss) were as follows:

	2013			2012
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$(39)	$10	$(29)	$(35)	$9	$(26)
Reclassified to net earnings	(3)	1	(2)	(22)	9	(13)
Derivatives qualifying as cash flow hedges	(42)	11	(31)	(57)	18	(39)
Pension and postretirement benefits:
Actuarial gains	269	(81)	188	—	—	—
Amortization(b)	29	(11)	18	36	(12)	24
Settlements(c)	37	(11)	26	—	—	—
Pension and postretirement benefits	335	(103)	232	36	(12)	24
Available for sale securities:
Unrealized gains/(losses)	19	(5)	14	29	9	38
Realized (gains)/losses	—	—	—	—	—	—
Available for sale securities(d)	19	(5)	14	29	9	38
Foreign currency translation	17	—	17	21	—	21
Foreign currency translation on net investment hedges	(24)	—	(24)	(21)	—	(21)
	$305	$(97)	$208	$8	$15	$23

Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$60	$(23)	$37	$9	$(8)	$1
Reclassified to net earnings	(47)	17	(30)	(43)	15	(28)
Derivatives qualifying as cash flow hedges	13	(6)	7	(34)	7	(27)
Pension and postretirement benefits:
Actuarial gains	1,204	(411)	793	19	(5)	14
Amortization(b)	105	(34)	71	105	(35)	70
Settlements(c)	138	(46)	92	—	—	—
Pension and postretirement benefits	1,447	(491)	956	124	(40)	84
Available for sale securities:
Unrealized gains/(losses)	(32)	5	(27)	37	8	45
Realized gains	(8)	3	(5)	(10)	2	(8)
Available for sale securities(d)	(40)	8	(32)	27	10	37
Foreign currency translation	(22)	—	(22)	(1)	—	(1)
Foreign currency translation on net investment hedges	(19)	—	(19)	8	—	8
	$1,379	$(489)	$890	$124	$(23)	$101

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.

(b)	Actuarial losses and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.

(c)	Pension settlements are recognized in other (income)/expense.

(d)	Released (gains)/losses on available for sale securities are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	September 30, 2013	December 31, 2012
Derivatives qualifying as cash flow hedges	$16	$9
Pension and other postretirement benefits	(2,067)	(3,023)
Available for sale securities	33	65
Foreign currency translation	(294)	(253)
Accumulated other comprehensive loss	$(2,312)	$(3,202)

Note 15. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2013	2012	2013	2012	2013	2012	2013	2012
Service cost – benefits earned during the year	$10	$7	$1	$1	$29	$24	$4	$5
Interest cost on projected benefit obligation	76	79	3	5	225	237	10	16
Expected return on plan assets	(128)	(125)	(7)	(6)	(391)	(377)	(20)	(19)
Amortization of prior service cost/(benefit)	(1)	(1)	—	—	(3)	(2)	(1)	(1)
Amortization of net actuarial loss	30	32	—	2	105	97	—	8
Settlements	37	3	—	—	138	3	—	—
Net periodic (benefit)/cost	$24	$(5)	$(3)	$2	$103	$(18)	$(7)	$9

Pension settlement charges were recognized in 2013 after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charge included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured as of June 30, 2013 and September 30, 2013 resulting in a decrease in pension liabilities and a corresponding credit to other comprehensive income of $1,204 million ($793 million net of taxes). The changes resulted from a higher weighted average discount rate assumed in remeasuring the pension benefit obligations (4.6% at September 30, 2013 and 3.7% at December 31, 2012) and to a lesser extent higher actual return on plan assets than expected.

Contributions to the U.S. pension plans are expected to approximate $185 million during 2013, of which $176 million was contributed in the nine months ended September 30, 2013. Contributions to the international plans are expected to range from $60 million to $70 million in 2013, of which $56 million was contributed in the nine months ended September 30, 2013.

The expense attributed to defined contribution plans in the U.S. was $50 million and $47 million for the three months ended September 30, 2013 and 2012, respectively and $147 million and $143 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Stock options	$—	$(1)	$1	$4
Restricted stock	19	9	56	46
Market share units	5	4	21	17
Performance share units	21	14	62	41
Amylin stock options and restricted stock units	—	94	—	94
Total stock-based compensation expense	$45	$120	$140	$202

Income tax benefit	$13	$38	$47	$66

The acceleration of unvested stock options and restricted stock units in connection with the acquisition of Amylin resulted in stock-based compensation expense for three and nine months ended September 30, 2012.

In the nine months ended September 30, 2013, 2.4 million restricted stock units, 1.0 million market share units and 2.5 million performance share units were granted. The weighted-average grant date fair value was $37.76 for restricted stock units and $37.40 for market share and performance share units granted during the nine months ended September 30, 2013.

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

Unrecognized compensation cost related to nonvested awards of $255 million is expected to be recognized over a weighted-average period of 2.5 years.

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
INTELLECTUAL PROPERTY
Atripla*
In April 2009, Teva filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva (efavirenz) and Gilead’s Truvada*. As of this time, the Company’s U.S. patent rights covering Sustiva’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. patents which claim crystalline or polymorph forms of efavirenz. In August 2013, the Company, Merck and Teva reached a settlement relating to the two efavirenz polymorph patents and the case has been dismissed. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla* and in April 2013, Gilead and Teva reached an agreement in principle to settle the lawsuit on the patents covering tenofovir disoproxil fumarate contained in the Atripla* and Truvada* products.
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision. In October 2013, Teva's aNDA for its generic version of entecavir was tentatively approved by the FDA. The Company is prepared to take legal action in the event that Teva chooses to launch its generic product prior to the resolution of the Company's appeal. There could be a rapid and significant negative impact on U.S. sales of Baraclude beginning in late-2013. U.S. net sales of Baraclude were $208 million in the nine months ended September 30, 2013 and $241 million in the full year 2012.
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

The case has been remanded to the Federal Court for further proceedings related to damages sought by Apotex.  The Australian government has intervened in this matter and is also seeking damages for alleged losses experienced during the period when the injunction was in place. It is not possible at this time to predict the outcome of the Australian government’s claim or its impact on the Company.

Plavix*—Canada (Apotex, Inc.)
On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court of Canada issued a decision that the ‘777 Patent is invalid. In July 2013, the Federal Court of Appeal reversed the Federal Court of Canada's decision and upheld the validity of the '777 Patent. The case was remanded to the Federal Court of Canada to consider the damages owed to the Company by Apotex for the infringement of the ‘777 patent. In September 2013, Apotex sought leave to appeal the decision of the Federal Court of Appeal to the Supreme Court of Canada.
Sprycel
In September 2010, Apotex filed an aNDA to manufacture and market generic versions of Sprycel. The Company received a Paragraph IV certification letter from Apotex challenging the four Orange Book listed patents for Sprycel, including the composition of matter patent. In November 2010, the Company filed a patent infringement lawsuit in the NJ District Court against Apotex for infringement of the four Orange Book listed patents covering Sprycel, which triggered an automatic 30-month stay of approval of Apotex’s aNDA. In October 2011, the Company received a Paragraph IV notice letter from Apotex informing the Company that it is seeking approval of generic versions of the 80 mg and 140 mg dosage strengths of Sprycel and challenging the same four Orange Book listed patents. In November 2011, BMS filed a patent infringement suit against Apotex on the 80 mg and 140 mg dosage strengths in the NJ District Court and this case was consolidated with the suit filed in November 2010. The parties reached a settlement in September 2013 and the case was dismissed, concluding the matter.
Sustiva—EU
In January 2012, Teva obtained a European marketing authorization for Efavirenz Teva 600 mg tablets. In February 2012, the Company and Merck filed lawsuits and requests for injunctions against Teva in the Netherlands, Germany and the U.K. for infringement of Merck’s European Patent No. 0582455 and Supplementary Protection Certificates expiring in November 2013. As of September 2013, requests for injunctions have been granted in the U.K. and denied in the Netherlands and Germany. It is not possible at this time to reasonably assess the outcome of these lawsuits or their impact on the Company.
GENERAL COMMERCIAL LITIGATION
Remaining Apotex Matters Related to Plavix*
As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court against the Company and Sanofi, seeking payment of $60 million, plus interest calculated at the rate of 1% per month, until paid, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix* patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex appealed these decisions and the New Jersey Appellate Division reversed the grant of summary judgments remanding the case back to the Superior Court for additional proceedings. The parties have now agreed to resolve this matter through binding arbitration. The resolution of this matter is not expected to have a material impact on the Company.
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
PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS
Abilify* Federal Subpoena
In January 2012, the Company received a subpoena from the United States Attorney’s Office for the SDNY requesting information related to, among other things, the sales and marketing of Abilify*. It is not possible at this time to assess the outcome of this matter or its potential impact on the Company.
Abilify* State Attorneys General Investigation
In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition investigating whether certain Abilify* marketing practices violated those respective states’ consumer protection statutes. The Company has entered into a tolling agreement with the states. It is not possible at this time to reasonably assess the outcome of this investigation or its potential impact on the Company.
Abilify* Co-Pay Assistance Litigation
In March 2012, the Company and its partner Otsuka were named as co-defendants in a putative class action lawsuit filed by union health and welfare funds in the SDNY. Plaintiffs are challenging the legality of the Abilify* co-pay assistance program under the Federal Antitrust and the Racketeer Influenced and Corrupt Organizations (RICO) laws, and seeking damages. The Company and Otsuka filed a motion to dismiss the complaint. In June 2013, the Court granted the Company's motion, dismissing all claims but allowing plaintiffs to re-plead the RICO claim. In August 2013, the plaintiffs moved for leave to file an amended complaint, and the Company has opposed the motion on various grounds. It is not possible at this time to reasonably assess the outcome of this litigation or its potential impact on the Company.
AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court and oral argument took place in May 2013.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,000 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, Illinois, New Jersey, and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
Reglan*
The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 3,000 plaintiffs, including injury plaintiffs claiming personal injury allegedly sustained after using Reglan* or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders, as well as claims by spouses and/or other beneficiaries. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. It is not possible at this time to reasonably assess the outcome of these lawsuits. The resolution of these pending lawsuits, however, is not expected to have a material impact on the Company.
Hormone Replacement Therapy
The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (Estrace*, Estradiol, Delestrogen* and Ovcon*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs and has also reached a settlement in principle to resolve an additional 27 claims. The Company remains a defendant in approximately 5 actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.
Byetta* and Bydureon*
Amylin, a subsidiary of the Company (see “—Note 3. Alliances and Collaborations”), and Lilly are co-defendants in product liability litigation related to Byetta* and to a lesser extent, Bydureon*. To date, there are over 200 separate lawsuits pending on behalf of approximately 900 plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 300 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with most of the remaining cases pending in a coordinated proceeding in California Superior Court in Los Angeles.  Amylin and Lilly are currently scheduled for trial in February 2014 in California Superior Court. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any liability to Amylin with respect to Byetta* and Bydureon* is expected to be shared between the Company and its alliance partner, AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
BMS-986094

In August 2012, the Company announced that it had discontinued development of BMS-986094, an investigational compound which was being tested in clinical trials to treat the hepatitis C virus infection due to the emergence of a serious safety issue. To date, ten lawsuits have been filed against the Company by plaintiffs in Texas, Oklahoma and Virginia, most of which were removed to Federal Court, alleging that they participated in the Phase II study of BMS-986094 and suffered injuries as a result thereof. The Company has settled the vast majority of claims that have surfaced to date in this matter and two claims remain outstanding. The resolution of the remaining lawsuits and any other potential future lawsuits is not expected to have a material impact on the Company.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $67 million at September 30, 2013, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
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
North Brunswick Township Board of Education
As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings are scheduled to commence in March 2014. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.
OTHER PROCEEDINGS
Italy Investigation
In July 2011, the Public Prosecutor in Florence, Italy (Italian Prosecutor) initiated a criminal investigation against the Company’s subsidiary in Italy (BMS Italy). The allegations against the Company relate to alleged activities of a former employee who left the Company in the 1990s. In July 2013, the judge dismissed the case following the Italian Prosecutor's request for dismissal citing insufficient evidence to support the allegations against the Company. This concludes the matter.
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

The comparability of net sales and earnings to the prior year periods was impacted by the acquisition of Amylin and expanded diabetes alliance arrangement with AstraZeneca in August 2012 and a $1.8 billion intangible asset impairment charge in September 2012 as well as the loss of exclusivity of Plavix* (clopidogrel bisulfate) in May 2012.

Highlights

The following table summarizes our financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2013	2012	2013	2012
Net Sales	$4,065	$3,736	$11,944	$13,430
Total Expenses	3,247	4,995	9,922	11,603
Earnings/(Loss) Before Income Taxes	818	(1,259)	2,022	1,827
Provision for/(benefit from) income taxes	126	(546)	177	250
Effective tax rate	15.4%	(43.4)%	8.8%	13.7%

Net Earnings/(Loss) Attributable to BMS
GAAP	692	(711)	1,837	1,035
Non-GAAP	768	685	2,177	2,587

Diluted Earnings/(Loss) Per Share
GAAP	0.42	(0.43)	1.11	0.61
Non-GAAP	0.46	0.41	1.31	1.52

Cash, Cash Equivalents and Marketable Securities			6,345	6,628

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

Strategy

Over the past few years, we transformed our Company into a focused biopharmaceutical company. We continue to focus on sustaining our business and building a foundation for the future by growing our newer key marketed products, advancing our pipeline portfolio and managing our costs. We expect our portfolio will become increasingly diversified across products and geographies over the next few years. We also expect to continue to improve our cost base and realize significant cost savings and avoidance over the next few years.

We experienced substantial exclusivity losses in 2012 for Plavix* and Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide), which together had approximately $2.5 billion of U.S. net sales in the nine months ended September 30, 2012. As expected, we experienced a rapid, precipitous, and material decline in Plavix* and Avapro*/Avalide* net sales and a reduction in net income and operating cash flow, which are the norm in the industry when companies experience a loss of exclusivity for a significant product. We will face additional exclusivity losses in the coming years. We also face significant challenges with global economic uncertainty, particularly in the European Union (EU), and an increasingly complex global and regulatory environment. We believe our strategy to grow our newer marketed products and our robust research and development (R&D) pipeline position us well for the future.

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

•
In September 2013, at the European Cancer Congress, results were presented from a pooled analysis of survival data for 12 studies in patients with metastatic or locally advanced or unresectable melanoma who were treated with Yervoy at different doses and regimens, including the investigational dose of 10 mg/kg and some patients who were followed for up to 10 years. The analysis found that a plateau in the survival curve begins at three years, with some patients followed for up to ten years. At three years, 22% of patients were alive.

•
In September 2013, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion recommending use of Yervoy in first line (chemotherapy naïve) advanced melanoma patients. The CHMP's positive opinion will now be reviewed by the European Commission, which has the authority to approve medicines for the EU.

•
In September 2013, the Company announced results from the Phase III randomized, double-blind clinical trial (Study 043) comparing Yervoy to placebo following radiation in patients with advanced metastatic castration-resistant prostate cancer who have received prior treatment with docetaxel. The study's primary endpoint of overall survival did not reach statistical significance. However, anti-tumor activity was observed across some efficacy endpoints, including progression free-survival.

Dapagliflozin - an oral sodium-glucose cotransporter 2 (SGLT2) inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca.

•
In September 2013, at the Annual Meeting of the European Association for the Study of Diabetes (EASD), the Company and AstraZeneca announced results from a Phase III study evaluating dapagliflozin in adult patients with type 2 diabetes who were inadequately controlled on combination treatment with metformin plus sulfonylurea. Patients treated with dapagliflozin as an add-on therapy to metformin plus sulfonylurea demonstrated significant improvements in glycosylated hemoglobin levels (HbA1c) and, among key secondary endpoints, significant reductions in fasting plasma glucose and body weight compared to placebo at 24 weeks. Significant improvements were also observed in seated systolic blood pressure at eight weeks in patients treated with dapagliflozin compared to placebo.

•
In July 2013, the Company and AstraZeneca completed their resubmission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for dapagliflozin for the treatment of adults with type 2 diabetes. The NDA resubmission, which has been accepted by the FDA, includes several new studies and additional long-term data (up to four years duration) from previously submitted studies. The Prescription Drug User Free Act (PDUFA) date is January 11, 2014.

Onglyza (saxagliptin) - a once-daily oral tablet for the treatment for type 2 diabetes that is part of our strategic alliance with AstraZeneca.

•
In September 2013 at the European Society of Cardiology, the Company and AstraZeneca announced the full results of the SAVOR clinical trial in adult patients with type 2 diabetes.  In this study, Onglyza met the primary safety objective, demonstrating no increased risk for the primary composite endpoint of cardiovascular death, non-fatal myocardial infarction or non-fatal ischemic stroke, when added to a patient's current standard of care (with or without other anti-diabetic therapies), as compared to placebo.  Onglyza  did not meet the primary efficacy endpoint of superiority to placebo for the same composite endpoint.  Patients treated with Onglyza experienced improved glycemic control and reduced development and progression of microalbuminuria over two years as assessed in exploratory analyses. At a subsequent meeting (the Annual Meeting of the EASD) additional subanalyses from SAVOR were presented. These subanalyses found no increased rate of hypoglycemia among patients treated with Onglyza compared to placebo when added to metformin monotherapy, at baseline. These subanalyses also found higher rates of hypoglycemia only in the Onglyza group compared to the placebo group among patients taking sulfonylureas, agents known to cause hypoglycemia, at baseline. In addition, the subanalyses found that rates of adjudication-confirmed pancreatitis were balanced between the Onglyza and placebo treatment groups. Observed rates of pancreatic cancer were also low (5 patients in the Onglyza arm versus 12 patients in the placebo arm).

Eliquis (apixaban) - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our strategic alliance with Pfizer.

•
In September 2013 at the European Society of Cardiology (ESC) Congress, the Company and Pfizer announced the results of a post-hoc subanalysis from the Phase III ARISTOTLE trial, which evaluated Eliquis compared to warfarin in patients with or without other types of valvular heart disease (VHD) who were eligible for enrollment in the ARISTOTLE trial, including mitral regurgitation, mitral stenosis, aortic regurgitation, aortic stenosis, tricuspid regurgitation, or valve surgery. The results of this subanalysis were consistent with the results of the overall ARISTOTLE trial and demonstrated that Eliquis compared with warfarin reduced stroke or systemic embolism, caused fewer major bleeding events, and reduced all-cause mortality in NVAF patients with or without VHD.

•
In August 2013 at the ESC, the Company and Pfizer announced the results of a post-hoc subanalysis from the Phase III ARISTOTLE trial which showed comparable rates of of clinical events versus the warfarin treatment arm in a 30-day period following a procedure which required the temporary discontinuation of an anticoagulant prior to and following the procedure.

•
In July 2013, the Company and Pfizer announced that the FDA has accepted for review a Supplemental NDA for Eliquis for the prophylaxis of deep vein thrombosis, which may lead to pulmonary embolism, in adult patients who have undergone hip or knee replacement surgery. The PDUFA date is March 15, 2014.

RESULTS OF OPERATIONS

Net Sales

The composition of the change in net sales was as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
			2013 vs. 2012						2013 vs. 2012
	Net Sales		Analysis of % Change				Net Sales		Analysis of % Change
Dollars in Millions	2013	2012	Total Change	Volume	Price	Foreign Exchange	2013	2012	Total Change	Volume	Price	Foreign Exchange
United States	$2,037	$2,016	1%	3%	(2)%	—	$6,053	$8,146	(26)%	(24)%	(2)%	—
Europe	985	858	15%	13%	(2)%	4%	2,881	2,706	6%	7%	(2)%	1%
Rest of the World	805	787	2%	12%	(2)%	(8)%	2,405	2,346	3%	10%	(2)%	(5)%
Other(a)	238	75	**	N/A	N/A	—	605	232	**	N/A	N/A	—
Total	$4,065	$3,736	9%	12%	(2)%	(1)%	$11,944	$13,430	(11)%	(9)%	(1)%	(1)%

**    Change is in excess of 100%
(a)    Other net sales include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
No single country outside the U.S. contributed more than 10% of total net sales during the nine months ended September 30, 2013 and 2012. In general, our business is not seasonal. For information on U.S. pharmaceutical prescriber demand, reference is made within “—Estimated End-User Demand” below, which sets forth a comparison of changes in net sales to the estimated total prescription growth (for both retail and mail order customers) for certain of our key products. U.S. and non-U.S. net sales are categorized based upon the location of the customer.

The change in U.S. net sales attributed to volume for the three month periods was a result of increased demand for most key products and Amylin-related product sales following the completion of our acquisition in August 2012.  The change in U.S. net sales attributed to volume for the nine month periods reflects the impact of the exclusivity loss of Plavix* in May 2012 and Avapro*/Avalide* in March 2012 partially offset by increased demand for most key products and Amylin-related product sales.

The change in U.S. net sales for both periods attributed to price was a result of the reduction in our share of Abilify* (aripiprazole) net sales from 51.5% in 2012 to 34.1% in 2013 based upon a weighted-average forecast of expected annual net sales in 2013 (7% impact) offset by higher average net selling prices of Abilify* and other key products. See “—Key Products” for further discussion of sales by key product.

Net sales in Europe increased due to sales growth of most key products and Amylin-related product sales following the transition of non-U.S. operations in the second quarter of 2013 and favorable foreign exchange partially offset by the restructured Sanofi agreement. See "Item 1. Financial Statements—Note 3. Alliances and Collaborations" for further discussion. Net sales in both periods continued to be negatively impacted by fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, and other restrictive measures.
Net sales in Rest of the World increased in both periods due to higher demand for most key products partially offset by the restructured Sanofi agreement, unfavorable foreign exchange (particularly in Japan), and generic competition for mature brands.

Other net sales increased in both periods due to higher royalty revenue resulting from the restructured Sanofi agreement and revenue attributed to recent mature brands and over-the-counter products collaborations.

We recognize revenue net of gross-to-net sales adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2012 Annual Report on Form 10-K. Our share of Abilify* and Atripla* sales is reflected net of all gross-to-net sales adjustments in gross sales. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net sales adjustments were $323 million and $366 million for the three months ended September 30, 2013 and 2012, respectively, and $957 million and $1,073 million for the nine months ended September 30, 2013 and 2012, respectively. The activities and ending reserve balances for each significant category of gross-to-net sales adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2013	$41	$13	$175	$351	$345	$183	$1,108
Provision related to sales made in:
Current period	409	113	356	260	96	400	1,634
Prior period	—	—	(5)	(45)	(43)	(4)	(97)
Returns and payments	(419)	(113)	(315)	(280)	(79)	(360)	(1,566)
Impact of foreign currency translation	—	—	(1)	—	—	—	(1)
Balance at Balance at September 30, 2013	$31	$13	$210	$286	$319	$219	$1,078

The reconciliation of gross sales to net sales by each significant category of gross-to-net sales adjustments was as follows:

Dollars in Millions	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Gross Sales	$4,610	$4,225	9%	$13,481	$15,127	(11)%
Gross-to-Net Sales Adjustments
Charge-backs related to government programs	(143)	(137)	4%	(409)	(505)	(19)%
Cash discounts	(39)	(36)	8%	(113)	(154)	(27)%
Managed healthcare rebates and other contract discounts	(126)	(98)	29%	(351)	(182)	93%
Medicaid rebates	(78)	(93)	(16)%	(215)	(296)	(27)%
Sales returns	(16)	6	**	(53)	(228)	(77)%
Other adjustments	(143)	(131)	9%	(396)	(332)	19%
Total Gross-to-Net Sales Adjustments	(545)	(489)	11%	(1,537)	(1,697)	(9)%
Net Sales	$4,065	$3,736		$11,944	$13,430

**    Change is in excess of 100%

Changes in the gross-to-net sales adjustment rates are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•
Chargebacks related to government programs, cash discounts, and Medicaid rebates decreased in the nine months ended September 30, 2013 as a result of lower Plavix* sales following its loss of exclusivity.

•
Managed healthcare rebates and other contract discounts increased primarily due to Amylin-related product sales. Managed healthcare rebates and other contract discounts also included a $67 million reduction in the estimated Medicare Part D coverage gap discounts attributable to prior period rebates after receiving actual invoices in the nine months ended September 30, 2012. No significant amounts were related to Plavix* in either period because those contract discounts in the Medicare Part D program were not renewed as of January 1, 2012.

•
The estimated Medicaid rebates attributable to prior period sales were reduced by $45 million and $37 million in the nine months ended September 30, 2013 and 2012, respectively, after receiving actual invoices (primarily in each respective first quarter).

•
The provision for sales returns was higher in 2012 as a result of the loss of exclusivity of Plavix* and Avapro*/Avalide*. The U.S. sales return reserves for Plavix* and Avapro*/Avalide* at September 30, 2013 were $149 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns, which are generally not expected to occur until 2014.

•	Other adjustments are primarily related to non-U.S. markets and increased as a result of government austerity measures.

Key Products
Net sales of key products represent 84% and 83% of total net sales for the three months ended September 30, 2013 and 2012, respectively, and 83% and 85% of total net sales for the nine months ended September 30, 2013 and 2012, respectively. The following table presents U.S. and international net sales by key products, the percentage change from the prior period, and the foreign exchange impact when compared to the prior period. The reasons for significant variances are provided below:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2013	2012	% Change	% Change Attributable to Foreign Exchange	2013	2012	% Change	% Change Attributable to Foreign Exchange
Key Products
Virology
Baraclude (entecavir)	$378	$346	9%	(3)%	$1,115	$1,028	8%	(3)%
U.S.	67	61	10%	—	208	176	18%	—
Non-U.S.	311	285	9%	(3)%	907	852	6%	(3)%

Reyataz (atazanavir sulfate)	375	363	3%	—	1,167	1,127	4%	—
U.S.	189	197	(4)%	—	582	584	—	—
Non-U.S.	186	166	12%	(1)%	585	543	8%	(1)%

Sustiva (efavirenz) Franchise	389	370	5%	1%	1,187	1,144	4%	1%
U.S.	259	250	4%	—	785	763	3%	—
Non-U.S.	130	120	8%	4%	402	381	6%	2%

Oncology
Erbitux* (cetuximab)	183	173	6%	—	516	531	(3)%	—
U.S.	180	169	7%	—	506	521	(3)%	—
Non-U.S.	3	4	(25)%	—	10	10	—	—

Sprycel (dasatinib)	316	263	20%	(4)%	915	738	24%	(4)%
U.S.	134	109	23%	—	384	295	30%	—
Non-U.S.	182	154	18%	(7)%	531	443	20%	(6)%

Yervoy (ipilimumab)	238	179	33%	1%	700	495	41%	—
U.S.	130	123	6%	—	429	362	19%	—
Non-U.S.	108	56	93%	2%	271	133	**	1%

Neuroscience
Abilify* (aripiprazole)	569	676	(16)%	1%	1,654	2,008	(18)%	—
U.S.	378	507	(25)%	—	1,084	1,485	(27)%	—
Non-U.S.	191	169	13%	3%	570	523	9%	1%

Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	87	20	**	N/A	205	20	**	N/A
U.S.	73	20	**	—	182	20	**	—
Non-U.S.	14	N/A	N/A	N/A	23	N/A	N/A	N/A

Byetta* (exenatide)	106	55	93%	N/A	295	55	**	N/A
U.S.	76	55	38%	—	234	55	**	—
Non-U.S.	30	N/A	N/A	N/A	61	N/A	N/A	N/A

Forxiga (dapagliflozin)	7	N/A	N/A	N/A	15	N/A	N/A	N/A
U.S.	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Non-U.S.	7	N/A	N/A	N/A	15	N/A	N/A	N/A

Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	211	178	19%	—	653	511	28%	—
U.S.	138	130	6%	—	445	376	18%	—
Non-U.S.	73	48	52%	—	208	135	54%	—

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2013	2012	% Change	% Change Attributable to Foreign Exchange	2013	2012	% Change	% Change Attributable to Foreign Exchange
Key Products (continued)
Immunoscience
Nulojix (belatacept)	$7	$3	**	—	$18	$7	**	—
U.S.	5	3	67%	—	13	6	**	—
Non-U.S.	2	—	N/A	—	5	1	**	—

Orencia (abatacept)	375	307	22%	(3)%	1,047	851	23%	(2)%
U.S.	246	211	17%	—	698	581	20%	—
Non-U.S.	129	96	34%	(10)%	349	270	29%	(8)%

Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	71	95	(25)%	—	173	419	(59)%	—
U.S.	—	9	(100)%	—	(9)	139	**	—
Non-U.S.	71	86	(17)%	—	182	280	(35)%	—

Eliquis (apixaban)	41	—	N/A	—	75	1	**	—
U.S.	27	N/A	N/A	—	49	N/A	N/A	—
Non-U.S.	14	—	N/A	—	26	1	**	—

Plavix* (clopidogrel bisulfate)	42	64	(34)%	—	177	2,498	(93)%	—
U.S.	18	43	(58)%	—	102	2,404	(96)%	—
Non-U.S.	24	21	14%	—	75	94	(20)%	—

Mature Products and All Other	670	644	4%	(1)%	2,032	1,997	2%	(1)%
U.S.	117	129	(9)%	—	361	379	(5)%	—
Non-U.S.	553	515	7%	(2)%	1,671	1,618	3%	(2)%

**	Change in excess of 100%.

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. net sales increased primarily due to higher average net selling prices and higher demand. Estimated U.S. prescription demand increased by 4% and 6% in the three and nine months ended September 30, 2013, respectively. We may experience a rapid and significant decline in U.S. net sales beginning in late 2013 due to possible generic competition following a Federal court’s decision in February 2013 invalidating the composition of matter patent.

•	International net sales increased due to higher demand partially offset by unfavorable foreign exchange.
Reyataz — a protease inhibitor for the treatment of the human immunodeficiency virus (HIV)

•
U.S. net sales decreased due to lower demand partially offset by higher average net selling prices. Estimated U.S. prescription demand decreased by 2% and 5% in the three and nine months ended September 30, 2013, respectively.

•	International net sales increased due to higher demand and the timing of government purchases in certain countries.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our joint venture with Gilead

•
U.S. net sales increased due to higher average net selling prices offset by lower demand. Estimated U.S. prescription demand was flat for the three months ended September 30, 2013 and decreased by 2% for the nine months ended September 30, 2013.

•	International net sales increased due to higher demand and favorable foreign exchange.
Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Erbitux* is part of our strategic alliance with Lilly.

•
U.S. net sales increased in the three months ended September 30, 2013 due to higher average net selling prices. U.S. net sales decreased in the nine months ended September 30, 2013 as lower demand was partially offset by higher average net selling prices.

Sprycel — an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate). Sprycel is part of our strategic alliance with Otsuka.

•
U.S. net sales increased primarily due to higher demand and higher average net selling prices. Estimated U.S. prescription demand increased by 23% and 21% in the three and nine months ended September 30, 2013, respectively.

•	International net sales increased due to higher demand partially offset by unfavorable foreign exchange.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•
U.S. net sales increased in both periods due to higher demand. U.S. net sales in the nine months ended September 30, 2013 were also favorably impacted by the recognition of $27 million of net sales that were previously deferred until sufficient historical experience to estimate sales returns was developed.

•	International net sales increased due to higher demand.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•
U.S. net sales decreased due to a reduction in our contractual share of net sales from 51.5% in 2012 to an estimated 34.1% in 2013, which was partially offset by higher average net selling prices. Estimated U.S. prescription demand increased by 2% for the three months ended September 30, 2013 and was flat for the nine months ended September 30, 2013.

•	International net sales increased due to higher demand and favorable foreign exchange.
Bydureon* — a once-weekly glucagon-like peptide-1 (GLP-1) receptor agonist for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	U.S. net sales are included in our results since the completion of our Amylin acquisition in August 2012.

•
The transition of international operations of Bydureon* in a majority of markets from Lilly was completed in the second quarter of 2013. See "Item 1. Financial Statements —Note 3. Alliances and Collaborations" for further discussion.

•	Bydureon* was launched by Amylin in the U.S. in the first quarter of 2012 and in certain EU markets in the second quarter of 2012.
Byetta* — a twice daily GLP-1 receptor agonist for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•	U.S. net sales are included in our results since the completion of our Amylin acquisition in August 2012.

•
The transition of international operations of Byetta* in a majority of markets from Lilly was completed in the second quarter of 2013. See "Item 1. Financial Statements —Note 3. Alliances and Collaborations" for further discussion.

Forxiga — an oral SGLT2 inhibitor for the treatment of diabetes that is part of our alliance with AstraZeneca

•	Forxiga began being launched for the treatment of type 2 diabetes in EU markets in the fourth quarter of 2012.
Onglyza/Kombiglyze (known in the EU as Onglyza/Komboglyze) — an oral dipeptidyl peptidase 4 inhibitor for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca

•
U.S. net sales in both periods increased primarily due to higher average net selling prices. U.S. net sales in the nine months ended September 30, 2013 were also favorably impacted by a $26 million reduction in the sales return accrual based on actual experience. Estimated U.S. prescription demand decreased by 4% for the three months ended September 30, 2013 and increased by 1% for the nine months ended September 30, 2013.

•	International net sales increased primarily due to higher demand.
Nulojix — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection
•    Nulojix was approved and launched in the U.S. and EU during 2011.

Orencia — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•
U.S. net sales increased primarily due to higher demand and higher average net selling prices. Estimated U.S. prescription demand for the subcutaneous formulation of Orencia increased by 51% and 82% in the three and nine months ended September 30, 2013, respectively. The intravenous formulation of Orencia does not have prescription-level data as it is not dispensed through retail and mail order channels.

•	International net sales increased primarily due to higher demand partially offset by unfavorable foreign exchange.
Avapro*/Avalide* (known in the EU as Aprovel*/Karvea*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is part of the Sanofi alliance

•
U.S. net sales are no longer recognized following the restructured Sanofi agreement. Negative sales of $9 million in the nine months ended September 30, 2013 were due to an increase in the sales return reserve for Avalide*.

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

•
Eliquis was launched in the U.S., Europe, Japan and Canada in the first quarter of 2013 and continues to be launched in various markets for the reduction of the risk of stroke and systemic embolism in patients with NVAF.

Plavix* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•	U.S. net sales decreased due to the loss of exclusivity in May 2012.

•	International net sales were impacted by changes attributed to the restructured Sanofi agreement. See "Item 1. Financial Statements—Note 3. Alliances and Collaborations" for further discussion.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty revenue

•
U.S. net sales decreased due to lower demand and the continued generic erosion of other products. U.S. net sales in the nine months ended September 30, 2013 were also favorably impacted by sales of Symlin*, which are included in our results since the acquisition of Amylin in the August 2012.

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

For all of our products (excluding diabetes franchise products) we calculate the estimated total U.S. prescription change on a weighted-average basis, as mail order prescriptions include a greater volume of product supplied, compared to retail prescriptions. Mail order prescriptions typically reflect a 90-day prescription whereas retail prescriptions typically reflect a 30-day prescription. The calculation is derived by multiplying mail order prescription data by a factor of approximately three and adding to this the retail prescriptions. For the diabetes franchise, we do not adjust the U.S. prescription data for the difference in volume of mail order and retail prescriptions. We use these methodologies for our internal demand reporting.

Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2012 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material to our results of operations as of the dates indicated. Below are U.S. products that had estimated levels of inventory in the distribution channel in excess of one month at September 30, 2013, and international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2013:
Plavix* had 1.2 months of inventory on hand in the U.S. compared to 1.4 months of inventory on hand at June 30, 2013 due to the loss of exclusivity in May 2012. We expect a gradual decrease in inventory on hand of Plavix* to occur over the next few years as product in the wholesale distribution channel continues to be worked down or returned. Levels of inventory on hand in the wholesale and retail distribution channels were considered in assessing the sales return reserves established at September 30, 2013.
Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 1.1 months of inventory on hand at March 31, 2013 due to the ordering patterns of pharmacists in France.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended September 30, 2013 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2013	2012	% Change	2013	2012	% Change
Cost of products sold	$1,175	$987	19%	$3,346	$3,535	(5)%
Marketing, selling and administrative	980	1,071	(8)%	3,016	3,077	(2)%
Advertising and product promotion	194	167	16%	601	585	3%
Research and development	893	951	(6)%	2,774	2,822	(2)%
Impairment charge for BMS-986094 intangible asset	—	1,830	(100)%	—	1,830	(100)%
Other (income)/expense	5	(11)	**	185	(246)	**
Total Expenses	$3,247	$4,995	(35)%	$9,922	$11,603	(14)%

**    Change is in excess of 100%

Cost of products sold increased in the three month periods primarily due to higher profit sharing expenses in connection with our alliances. Cost of products sold decreased in the nine month periods primarily due to lower royalties following the loss of exclusivity of Plavix* and Avapro*/Avalide* and impairment charges of $147 million during the second quarter of 2012, partially offset by higher net amortization costs and profit sharing expenses resulting from the Amylin acquisition in the third quarter of 2012.

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

Cost of products sold as a percentage of net sales was 28.9% and 26.4% in the three months ended September 30, 2013 and 2012, respectively, and 28.0% and 26.3% in the nine months ended September 30, 2013 and 2012, respectively. These changes were primarily attributed to a less favorable product mix as a result of royalties and profit sharing expenses in connection with our alliances, higher amortization costs in 2013 and impairment charges in 2012.

Marketing, selling and administrative expenses decreased due to the accelerated vesting of stock options and restricted stock units related to the Amylin acquisition ($67 million) in the third quarter of 2012, a lower pharmaceutical company fee, a reduction in sales related activities for certain products to coincide with their respective lifecycles partially offset by higher spending to support the launch of new key products and additional spending following the Amylin acquisition.

Advertising and product promotion expenses increased primarily due to the timing of expenses for recently launched key products.

Research and development expenses decreased primarily due to impairment charges in 2012, the accelerated vesting of stock options and restricted stock units related to the Amylin acquisition and upfront, milestone and other licensing payments in 2012 partially offset by additional costs following the Amylin acquisition. Refer to "Specified Items" included in "—Non-GAAP Financial Measures" for amounts related to 2012. The decrease in research and development expenses in the nine months ended September 30, 2013 was also partially offset by higher clinical grant spending.

A $1.8 billion impairment charge was recognized in 2012 when the development of BMS-986094 (formerly INX-189), a compound which we acquired as part of our acquisition of Inhibitex, Inc. to treat hepatitis C, was discontinued in the interest of patient safety.

Intangible assets are tested for impairment whenever current facts or circumstances warrant a review, although in-process research and development (IPRD) is required to be tested annually.  Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD.  These assets are initially measured at fair value and therefore a reduction in expectations used in the valuations could potentially lead to an impairment.  Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, higher development or other operating costs, inability to achieve expected sales levels or synergies, changes in tax laws or other macro-economic changes.  We operate in a very dynamic market and regulatory environment in which events can occur causing our expectations to change quickly and thus leading to potential impairment charges.

Specific intangible assets with material carrying values at September 30, 2013, that are exposed to potential impairment include the recently acquired and launched Bydureon* product ($4,788 million) and several IPRD assets including peginterferon lambda ($310 million) in Phase III development for the treatment of hepatitis C virus, AM152 ($160 million)in Phase II development for the treatment of fibrosis and metreleptin ($120 million), which is filed and under review by the FDA for the treatment of lipodystrophy.

Other (income)/expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Interest expense	$46	$48	$146	$131
Investment income	(23)	(27)	(76)	(85)
Provision for restructuring	6	29	212	71
Litigation charges/(recoveries)	17	50	(5)	(100)
Equity in net income of affiliates	(42)	(40)	(128)	(150)
Out-licensed intangible asset impairment	—	—	—	38
Gain on sale of product lines, businesses and assets	—	—	(1)	(3)
Other income received from alliance partners, net	(31)	(96)	(120)	(225)
Pension settlements	37	3	138	3
Other	(5)	22	19	74
Other (income)/expense	$5	$(11)	$185	$(246)

•	Interest expense in the nine months ended September 30, 2013 increased due to higher borrowings in 2013.

•
Provision for restructuring was primarily attributable to employee termination benefits. Employee termination costs of $156 million were incurred in the nine months ended September 30, 2013 as a result of workforce reductions in several European countries. The employee reductions are primarily attributed to sales force reductions resulting from the restructuring of the Sanofi and Otsuka agreements and streamlining operations due to challenging market conditions in Europe.

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

•
Out-licensed intangible asset impairment charges in 2012 are related to assets acquired in the Medarex, Inc. and ZymoGenetics, Inc. acquisitions and resulted from unfavorable clinical trial results and/or abandonment of the programs.

•
Other income received from alliance partners includes royalties and amortization of upfront, milestone and other licensing payments related to certain alliances. The decrease in U.S. Plavix* net sales resulted in lower development royalties owed to Sanofi in 2013. Royalty revenues from Sanofi (except in Europe and Asia) are presented in net sales beginning in 2013 as a result of the restructuring of our Sanofi agreement. See “Item 1. Financial Statements—Note 3. Alliances and Collaborations” for further discussion.

•
Pension settlement charges were recognized in 2013 after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. Similar charges will likely occur in the future. See “Item 1. Financial Statements—Note 15. Pension and Postretirement Benefit Plans” for further detail.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Accelerated depreciation, asset impairment and other shutdown costs	$—	$—	$—	$147
Amortization of acquired Amylin intangible assets	137	91	412	91
Amortization of Amylin collaboration proceeds	(68)	(46)	(202)	(46)
Amortization of Amylin inventory adjustment	—	9	14	9
Cost of products sold	69	54	224	201

Stock compensation from accelerated vesting of Amylin awards	—	67	—	67
Process standardization implementation costs	4	3	6	16
Marketing, selling and administrative	4	70	6	83

Stock compensation from accelerated vesting of Amylin awards	—	27	—	27
Upfront, milestone and other licensing payments	—	21	—	21
IPRD impairment	—	—	—	103
Research and development	—	48	—	151

Impairment charge for BMS-986094 intangible asset	—	1,830	—	1,830

Provision for restructuring	6	29	212	71
Acquisition and collaboration related items	—	29	(10)	42
Litigation charges/(recoveries)	—	50	(23)	(100)
Out-licensed intangible asset impairment	—	—	—	38
Loss on debt repurchase	—	8	—	27
Upfront, milestone and other licensing receipts	—	—	(14)	—
Pension settlements	37	—	136	—
Other (income)/expense	43	116	301	78

Increase to pretax income	116	2,118	531	2,343
Income tax on items above	(40)	(722)	(191)	(791)
Increase to net earnings	$76	$1,396	$340	$1,552

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2013	2012	2013	2012
Net Earnings/(Loss) Attributable to BMS – GAAP	$692	$(711)	$1,837	$1,035
Earnings attributable to unvested restricted shares	—	—	—	(1)
Net Earnings/(Loss) used for Diluted EPS Calculation – GAAP	$692	$(711)	$1,837	$1,034

Net Earnings/(Loss) Attributable to BMS – GAAP	$692	$(711)	$1,837	$1,035
Less Specified Items	76	1,396	340	1,552
Net Earnings Attributable to BMS – Non-GAAP	768	685	2,177	2,587
Earnings attributable to unvested restricted shares	—	—	—	(1)
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$768	$685	$2,177	$2,586

Average Common Shares Outstanding – Diluted	1,662	1,666	1,659	1,697
Contingently convertible debt common stock equivalents	—	1	—	—
Incremental shares attributable to share-based compensation plans	—	16	—	—
Average Common Shares Outstanding - Diluted - Non-GAAP	1,662	1,683	1,659	1,697

Diluted Earnings/(Loss) Per Share – GAAP	$0.42	$(0.43)	$1.11	$0.61
Diluted EPS Attributable to Specified Items	0.04	0.84	0.20	0.91
Diluted Earnings/(Loss) Per Share – Non-GAAP	$0.46	$0.41	$1.31	$1.52

Common stock equivalents were included in the calculation of GAAP earnings per share for all periods presented above except for the three months ended September 30, 2012 because they were anti-dilutive due to the loss.

Income Taxes

	Three months ended September 30,		Nine months ended September 30,
Dollars in Millions	2013	2012	2013	2012
Earnings/(Loss) Before Income Taxes	$818	$(1,259)	$2,022	$1,827
Provision for/(benefit from) income taxes	126	(546)	177	250
Effective tax rate	15.4%	(43.4)%	8.8%	13.7%

Changes in the effective tax rates resulted primarily from discrete tax benefits attributable to higher impairment charges in 2012 (including a $1.8 billion impairment charge in the third quarter of 2012); favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* sales in 2013; and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012 and higher charges for contingent tax matters in the third quarter of 2013. The retroactive reinstatement of the R&D tax credit and look thru exception for the full year 2012 of $43 million was recognized in the first quarter of 2013.

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

Noncontrolling Interest
See “Item 1. Financial Statements—Note 3. Alliances and Collaborations” for further discussion of our Sanofi partnership for the territory covering the Americas. The decrease in noncontrolling interest resulted from the exclusivity loss in the U.S. of Plavix* in May 2012 and Avapro*/Avalide* in March 2012. A summary of noncontrolling interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2013	2012	2013	2012
Sanofi partnerships	$(4)	$(7)	$19	$847
Other	1	3	(1)	12
Noncontrolling interest-pre-tax	(3)	(4)	18	859
Income taxes	(3)	(2)	10	317
Net earnings/(loss) attributable to noncontrolling interest-net of taxes	$—	$(2)	$8	$542

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,771	$1,656
Marketable securities – current	951	1,173
Marketable securities – non-current	3,623	3,523
Cash, cash equivalents and marketable securities	6,345	6,352
Short-term borrowings and current portion of long-term debt	(680)	(826)
Long-term debt	(6,532)	(6,568)
Net debt position	$(867)	$(1,042)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $200 million at September 30, 2013. Most of the remaining $6.2 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes.

We started issuing commercial paper to meet near-term domestic liquidity requirements during 2012. The average amount of commercial paper outstanding was $297 million at a weighted-average interest rate of 0.12% during the nine months ended September 30, 2013. The maximum month-end amount of commercial paper outstanding during the nine months ended September 30, 2013 was $820 million. Commercial paper borrowings of $470 million were outstanding at September 30, 2013 and none were outstanding at December 31, 2012. We will continue to issue commercial paper on an as-needed basis.

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

We currently have two separate $1.5 billion five-year revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at September 30, 2013 and December 31, 2012.

Additional regulations in the U.S. could be passed in the future which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Historically, our exposure was limited by factoring receivables and deferring revenues until the collection of cash. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was $195 million at September 30, 2013, of which approximately 80% was from government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $379 million in 2013 and $250 million in 2012. Sales of receivables in Japan were $349 million in 2013 and $484 million in 2012. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable.

Dollars in Millions	September 30, 2013	December 31, 2012
Net trade receivables	$1,839	$1,708
Inventories	1,640	1,657
Accounts payable	(2,466)	(2,202)
Total	$1,013	$1,163

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook was revised from stable to negative in September 2013. Standard & Poor’s long-term and short-term credit ratings are currently A+ and A-1+, respectively, and their long-term credit outlook remains stable. Fitch lowered our long-term credit rating from A to A-, lowered our short-term credit rating from F1 to F2, and revised our long-term credit outlook from negative to stable in July 2013. Our credit ratings are considered investment grade. Our long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2013	2012
Cash flow provided by/(used in):
Operating activities	$2,135	$6,105
Investing activities	(257)	(7,004)
Financing activities	(1,779)	(3,375)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipt and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions; and tax payments in the ordinary course of business.

The $4.0 billion decrease in cash provided by operating activities compared to 2012 was primarily attributable to:

•
Lower upfront, milestone, and contingent collaboration proceeds in 2013 ($2.9 billion). Collaboration proceeds of $3.8 billion were received in 2012 from AstraZeneca as consideration for entering into the Amylin collaboration and $875 million were received in 2013.

•	Lower operating cash flows attributed to Plavix* and Avapro*/Avalide* sales reductions following the loss of exclusivity of these products in 2012 (approximately $700 million);

•	Additional working capital requirements and other items in 2013 (approximately $400 million)

Investing Activities

The $6.7 billion decrease in cash used in investing activities compared to 2012 was primarily attributable to:

•	Cash was used to fund the acquisition of Amylin ($5.0 billion) and Inhibitex ($2.5 billion) in 2012.

•	Cash generated from the sales, purchases and maturities of marketable securities was $883 million in 2012. The cash was used to partially fund acquisitions.

Financing Activities

The $1.6 billion decrease in cash used in financing activities compared to 2012 was primarily attributable to:

•
Cash used to repurchase common stock was $433 million in 2013 and $1.9 billion in 2012. In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock.  In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The repurchase program does not have an expiration date, although we do not anticipate any future repurchases at this time.

•
Dividend payments were $1.7 billion in 2013 and 2012. Dividends declared per common share were $1.05 in 2013 and $1.02 in 2012. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	The $597 million principal amount of our 5.25% Notes matured and was repaid.

•	Net short-term commercial paper borrowings were $470 million in 2013.

•	Proceeds from the issuance of senior unsecured notes and repayments of debt assumed in the Amylin acquisition were $2.0 billion each in 2012.

•
Proceeds from stock option exercises were $378 million in 2013 (excluding $105 million of excess tax benefits) and $339 million in 2012 (excluding $58 million of excess tax benefits). These proceeds will vary from period to period based on fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the nine months ended September 30, 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2013	3,206,822	$34.25	3,191,812	$1,672
February 1 to 28, 2013	2,466,156	$36.67	2,452,642	$1,583
March 1 to 31, 2013	4,780,971	$38.45	2,510,200	$1,484
Three months ended March 31, 2013	10,453,949		8,154,654
April 1 to 30, 2013	675,677	$40.85	665,458	$1,456
May 1 to 31, 2013	519,070	$41.65	487,187	$1,436
June 1 to 30, 2013	402,285	$46.30	391,002	$1,418
Three months ended June 30, 2013	1,597,032		1,543,647
July 1 to 31, 2013	793,859	$44.44	784,977	$1,383
August 1 to 31, 2013	342,124	$43.59	334,261	$1,368
September 1 to 30, 2013	7,113	$41.90	—	$1,368
Three months ended September 30, 2013	1,143,096		1,119,238
Nine months ended September 30, 2013	13,194,077		10,817,539

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced programs is different because shares of common stock are withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock.  In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The repurchase program does not have an expiration date, although we do not anticipate any future repurchases at this time.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL):
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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 23, 2013	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date:	October 23, 2013	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer