Form 10-K
period 2013-12-31
BRISTOL MYERS SQUIBB CO
filed 2014-02-14
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
_______________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Commission File Number 1-1136
_______________
BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)
________________

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

Title of each class
$2 Convertible Preferred Stock, $1 Par Value
_________________
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,644,046,930 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $73,472,457,302. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2014, there were 1,650,232,566 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 6, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the United States (U.S.), Puerto Rico and in six foreign countries.

The percentage of revenues by significant region were as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
United States	51%	59%	66%
Europe	24%	21%	18%
Japan	5%	4%	3%
China	4%	3%	2%

Total Revenues	16,385	17,621	21,244

Acquisitions and Divestitures

Since 2007, we have been transforming BMS into a leading-edge biopharmaceutical company focused exclusively on discovering, developing, and delivering innovative medicines that address serious unmet medical needs. This transformation encompassed all areas of our business and operations. As part of this strategy, we have divested our diabetes and non-pharmaceutical businesses, implemented our acquisition and licensing strategy, and executed our productivity transformation initiative (PTI). Our divestitures included our diabetes business in February 2014, Mead Johnson in December 2009, ConvaTec in August 2008 and Medical Imaging in January 2008. As part of our acquisition and licensing strategy, we acquired Amylin Pharmaceuticals, Inc. (Amylin) in August 2012, Inhibitex, Inc. (Inhibitex) in February 2012, Amira Pharmaceuticals, Inc. (Amira) in September 2011, ZymoGenetics, Inc. (ZymoGenetics) in October 2010 and Medarex, Inc. (Medarex) in September 2009 and entered into several license and other collaboration arrangements. These transactions have allowed and continue to allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. From a disease standpoint, we are focused on four core therapeutic areas: oncology, virology, immunology, and specialty cardiovascular disease.

Products

Our pharmaceutical products include chemically-synthesized drugs, or small molecules, and an increasing portion of products produced from biological processes (typically involving recombinant DNA technology), called “biologics.” Small molecule drugs are typically administered orally, e.g., in the form of a pill or tablet, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by infusion. Most of our revenues come from products in the following therapeutic classes: virology, including human immunodeficiency virus (HIV) infection; oncology; neuroscience; metabolics; immunoscience; and cardiovascular.

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

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the EU, Japan and China. We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU, Japan and China. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication, if there is only one approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

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
The following schedule presents revenues of our key products and estimated basic exclusivity loss in the U.S., EU, Japan and China:

	Total Revenues by Product			Past or Currently Estimated Year of Basic Exclusivity Loss
Dollars in Millions	2013	2012	2011	U.S.		EU(a)		Japan		China
Key Products
Virology
Baraclude	$1,527	$1,388	$1,196	2014	(b)	2011-2016		2016		--
Reyataz	1,551	1,521	1,569	2017		2017-2019	(c)	2019		2017
Sustiva Franchise	1,614	1,527	1,485	2015	(d)	2013	(e)	++		++
Oncology
Erbitux*	696	702	691	2016	(f)	++		2016	(g)	++
Sprycel	1,280	1,019	803	2020		2020		2021		2020
Yervoy	960	706	360	2023	(g)	2021	(g)	++		++
Neuroscience
Abilify*	2,289	2,827	2,758	2015	(h)	2014	(i)	++		++
Metabolics(m)
Bydureon*	298	78	N/A	2025	(j)	2021	(j)	2020	(g)	++
Byetta*	400	149	N/A	2016	(k)	2016	(g)	2018	(g)	++
Forxiga/Xigduo	23	—	N/A	2020		2023		++		++
Onglyza/Kombiglyze	877	709	473	2023		2021		++		2016
Immunoscience
Nulojix	26	11	3	2023		2021		++		++
Orencia	1,444	1,176	917	2019		2017	(g)	2018	(g)	++
Cardiovascular
Avapro*/Avalide*	231	503	952	2012		2007-2013		++		--
Eliquis	146	2	—	2023		2022		2022		++
Plavix*	258	2,547	7,087	2012		2008	(l)	++		++

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

*    Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information is included on page 123.
++    We do not currently market the product in the country or region indicated.
--    There is uncertainty about China’s exclusivity laws which has resulted in generic competition in the China market.

(a)
References to the EU throughout this Form 10-K include all member states of the European Union during the year ended December 31, 2013. Basic patent applications have not been filed in all current member states for all of the listed products. In some instances, the date of basic exclusivity loss will be different in various EU member states. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)
In February 2013, the U.S. District Court for the District of Delaware invalidated the composition of matter patent covering Baraclude (entecavir), which was scheduled to expire in 2015, including granted pediatric exclusivity. An appeal is pending and a decision is expected in 2014. We may face generic competition with this product beginning in 2014. The Company is prepared to take legal action in the event that Teva Pharmaceutical Industries Ltd. (Teva) chooses to launch its generic product prior to the resolution of the Company's appeal.

(c)	Data exclusivity in the EU expires in 2014 and market exclusivity expires between 2017 and 2019.

(d)
Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. The composition of matter patent for efavirenz in the U.S. expired in 2013, but a method of use patent for the treatment of HIV infection expires in September 2014. Pediatric exclusivity has been granted, which provides an additional six month period of exclusivity added to the term of the patents listed in the Orange Book.

(e)
Exclusivity period relates to the Sustiva (efavirenz) brand and does not include exclusivity related to any combination therapy. Market exclusivity for Sustiva expired in November 2013 in countries in the EU. Data exclusivity for Sustiva expired in the EU in 2009.

(f)
Biologic product approved under a Biologics License Application (BLA). Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active ingredient in Erbitux*. Our rights to commercialize cetuximab terminate in 2018.

(g)	Exclusivity period is based on regulatory data protection.

(h)	Our rights to commercialize Abilify* (aripiprazole) in the U.S. terminate in 2015.

(i)	Our rights to commercialize Abilify* in the EU terminate in June 2014.

(j)	Exclusivity period is based on formulation patents.

(k)	Exclusivity period is based on method of use patent.

(l)
Data exclusivity in the EU expired in July 2008. In most of the major markets within Europe, the product has national patents, expired in 2013, which specifically claim the bisulfate form of clopidogrel. Generic and alternate salt forms of clopidogrel bisulfate are marketed and compete with Plavix* throughout the EU.

(m)
In February 2014, BMS sold to AstraZeneca PLC (AstraZeneca) the diabetes business of BMS which comprised our global alliance with them, including all rights and ownership to Onglyza/Kombiglyze, Forxiga/Xigduo, Bydureon*, Byetta*, and Symlin*.

Below is a summary of the indication, intellectual property position, product partner, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and, where applicable, the EU and Japan.

Baraclude
Baraclude (entecavir) is a potent and selective inhibitor of hepatitis B virus that was approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic hepatitis B infection. Baraclude was discovered and developed internally.

In February 2013, the U.S. District Court for the District of Delaware invalidated the composition of matter patent covering Baraclude, which was scheduled to expire in 2015. An appeal is pending and a decision is expected in 2014. We may face generic competition with this product beginning in 2014. In December 2013, the FDA granted pediatric exclusivity for Baraclude. In the event that the Company is successful in its appeal, the composition of matter patent including the pediatric extension will expire in August 2015. The Company is prepared to take legal action in the event that Teva chooses to launch its generic product prior to the resolution of the Company's appeal. For more information about this patent litigation matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”
The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. There is uncertainty about China’s exclusivity laws which has resulted in generic competition in the China market.
Entecavir is manufactured by both the company and a third party. The product is then finished in our facilities.

Reyataz	Reyataz (atazanavir sulfate) is a protease inhibitor for the treatment of human immunodeficiency virus (HIV).
We developed atazanavir under a worldwide license from Novartis Pharmaceutical Corporation (Novartis) for which a royalty is paid based on a percentage of net product sales. We are entitled to promote Reyataz for use in combination with Norvir* (ritonavir) under a non-exclusive license agreement with AbbVie Inc. (AbbVie), as amended, for which a royalty is paid based on a percentage of net product sales. We have a licensing agreement with Gilead Sciences, Inc. (Gilead) to develop and commercialize a fixed-dose combination containing atazanavir and one of Gilead’s compounds in development.
Market exclusivity for Reyataz is expected to expire in 2017 in the U.S. and China and 2019 in the major EU member countries and Japan. Data exclusivity in the EU expires in 2014.
We manufacture our bulk requirements for atazanavir and finish the product in our facilities.

Sustiva Franchise
Sustiva (efavirenz) is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. The Sustiva Franchise includes Sustiva, an antiretroviral drug used in the treatment of HIV, and as well as bulk efavirenz which is included in the combination therapy Atripla* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining our Sustiva and Gilead’s Truvada* (emtricitabine and tenofovir disoproxil fumarate). For more information about our arrangement with Gilead, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances”

Rights to market efavirenz in the U.S., Canada, the UK, France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. (Merck) for a royalty based on a percentage of revenues. Efavirenz is marketed by another company in Japan.
The composition of matter patent for efavirenz in the U.S. expired in 2013, but a method of use patent for the treatment of HIV infection expires in September 2014, with an additional six month period of pediatric exclusivity added to the term of these patents.

Market exclusivity for Sustiva expired in November 2013 in countries in the EU. Data exclusivity for Sustiva expired in the EU in 2009. Certain Atripla* patents are the subject of patent litigation in the U.S. At this time, the U.S. patents covering efavirenz composition of matter and method of use have not been challenged.
We obtain our bulk requirements for efavirenz from third parties and produce finished goods in our facilities. We supply our third parties’ bulk efavirenz to Gilead, who is responsible for producing the finished Atripla* product.

Erbitux*
Erbitux* (cetuximab) is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. Erbitux*, a biological product, is approved in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer (mCRC) who have failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. The FDA approved Erbitux* for use in combination with radiation therapy, for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck and, as a single agent, for the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck for whom prior platinum-based therapy has failed. The FDA also approved Erbitux* for first-line recurrent locoregional or metastatic head and neck cancer in combination with platinum-based chemotherapy with 5-Fluorouracil.

Erbitux* is marketed in North America by us under an agreement with ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly). We share copromotion rights to Erbitux* with Merck KGaA in Japan under a codevelopment and cocommercialization agreement signed in October 2007 with ImClone, Merck KGaA and Merck Serono Japan. Erbitux* received marketing approval in Japan in July 2008 for use in treating patients with advanced or recurrent colorectal cancer and in December 2012 for head and neck cancer. For a description of our alliance with ImClone, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances”
Data exclusivity for Erbitux*in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active molecule in Erbitux*. Erbitux* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of Erbitux* in combination with 5-Fluorouracil (an anti-neoplastic agent) is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2018 (including the granted patent term extension). The inventorship of this use patent was challenged by three researchers from Yeda Research and Development Company Ltd. (Yeda). Pursuant to a settlement agreement executed and announced in December 2007 by ImClone, Sanofi and Yeda to end worldwide litigation related to the use patent, Sanofi and Yeda granted ImClone a worldwide license under the use patent. Data exclusivity in Japan expires in 2016.
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

Sprycel
Sprycel (dasatinib) is a multi-targeted tyrosine kinase inhibitor approved for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate).

Sprycel was internally discovered and is part of our strategic alliance with Otsuka. For more information about our alliance with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances”
A patent term extension has been granted in the U.S. extending the term on the basic composition of matter patent covering dasatinib until June 2020. In 2013, the Company entered into a settlement agreement with Apotex regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate aNDA product in September 2024, or earlier in certain circumstances. In the U.S., orphan drug exclusivity expired in 2013, which protected the product from generic applications for the currently approved orphan indications only.
In the majority of the EU countries, we have a composition of matter patent covering dasatinib that expires in April 2020 (excluding potential term extensions). The composition of matter patent expires in 2021 in Japan and in 2020 in China.

We manufacture our bulk requirements for dasatinib and finish the product in our facilities.

Yervoy
Yervoy (ipilimumab), a biological product, is a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma. Yervoy was approved in the U.S. in March 2011 and in the EU in July 2011. It is currently also being studied for other indications including lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer. For more information, about research and development of Yervoy, see “—Research and Development” below.

Yervoy was discovered by Medarex and codeveloped by the Company and Medarex, which is now our subsidiary. We own a patent covering ipilimumab as composition of matter that currently expires in 2022 in the U.S. and 2020 in the EU (excluding potential patent term extensions). Data exclusivity expires in 2023 in the U.S. and 2021 in the EU.
We obtain bulk ipilimumab from a third-party manufacturer and finish the product in our facilities and at a third-party facility.

Abilify*
Abilify* (aripiprazole) is an atypical antipsychotic agent for adult patients with schizophrenia, bipolar mania disorder and major depressive disorder. Abilify* also has pediatric uses in schizophrenia and bipolar disorder, among others.

We have a global commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), excluding Japan, China and certain other Asian countries. For more information about our arrangement with Otsuka, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”
The basic U.S. composition of matter patent covering aripiprazole and the term of the current Abilify* agreement expire in April 2015 (including the granted patent term extension and six month pediatric extension).
A composition of matter patent is in force in major EU countries. The original expiration date of 2009 has been extended to 2014 by grant of a supplementary protection certificate in most EU countries. Data exclusivity and the rights to commercialize in the EU expire in June 2014.
We obtain our bulk requirements for aripiprazole from Otsuka. Both the Company and Otsuka finish the product in their own respective facilities.

Bydureon*
Bydureon* (exenatide extended-release for injectable suspension) is a once-weekly glucagon-like peptide-1 (GLP-1) receptor agonist for the treatment of type 2 diabetes. Bydureon* was acquired from our Amylin acquisition in August 2012. Bydureon* was internally discovered by Amylin, a former wholly-owned subsidiary of the Company. Prior to the sale of our diabetes business in February 2014, we had a worldwide development and commercialization agreement with AstraZeneca for Bydureon*. For more information about our arrangement with and the sale of our diabetes business to AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances” and “Item 8. Financial Statements—Note 5. Assets Held-For-Sale.”

The formulation patents expire in 2025 in the U.S. and in 2021 in Europe. Data exclusivity expires in 2020 in Japan.
Prior to the sale of the diabetes business, we obtained the bulk requirements for exenatide from third parties and the microspheres manufacturing process required for the extended release formulation was performed by the Company. Following the sale of the diabetes business, AstraZeneca assumed all manufacturing and finishing responsibilities.

Byetta*
Byetta*(exenatide) is a twice daily GLP-1 receptor agonist for the treatment of type 2 diabetes. Byetta* was acquired from our Amylin acquisition in August 2012. Byetta* was internally discovered by Amylin, a former wholly-owned subsidiary of the Company. Prior to the sale of our diabetes business in February 2014, we had a worldwide development and commercialization agreement with AstraZeneca for Byetta*. For more information about our arrangement with and the sale of our diabetes business to AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances” and “Item 8. Financial Statements—Note 5. Assets Held-For-Sale.”

The method of use patent expires in 2016 in the U.S. Data exclusivity expires in 2016 in Europe and 2018 in Japan.
Prior to the sale of the diabetes business, we obtained the bulk requirements for exenatide from third parties. Manufacturing and finishing also took place in third-party facilities. Following the sale of the diabetes business, AstraZeneca assumed all manufacturing and finishing responsibilities.

Forxiga
Forxiga (dapagliflozin) is an oral sodium-glucose cotransporter 2 (SGLT2) for the treatment of type 2 diabetes mellitus. Forxiga is marketed as Farxiga in the U.S. In this document unless specifically noted, we refer to both Forxiga and Farxiga as Forxiga.

It was approved in the U.S. in January 2014 and in the EU in November 2012 for use in adults with type 2 diabetes mellitus to improve glycemic control as an adjunct to diet and exercise. For further discussion, See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product and Pipeline Developments.” Forxiga was internally discovered. Prior to the sale of our diabetes business in February 2014, we had a worldwide development and commercialization agreement with AstraZeneca for Forxiga. For more information about our arrangement with and the sale of our diabetes business to AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances” and “Item 8. Financial Statements—Note 5. Assets Held-For-Sale.”
The composition of matter patent covering dapagliflozin expires in October 2020 in the U.S. and May 2023 in the EU.
Prior to the sale of the diabetes business, we manufactured the bulk requirements for dapagliflozin and finished the product in our own facilities. Following the sale of the diabetes business, BMS will continue to manufacture the bulk requirement and finish the product pursuant to a supply arrangement that was agreed upon in connection with the sale of the diabetes business to AstraZeneca.

Onglyza/Kombiglyze	Onglyza (saxagliptin), a dipeptidyl peptidase-4 inhibitor, is an oral compound indicated for the treatment of type 2 diabetes as an adjunct to diet and exercise.
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
Onglyza was internally discovered by the Company and Kombiglyze was codeveloped by the Company and AstraZeneca. Prior to the sale of our diabetes business in February 2014, we had a worldwide (except Japan) codevelopment and cocommercialization agreement with AstraZeneca for saxagliptin. For more information about our arrangement with and the sale of our diabetes business to AstraZeneca and for our arrangement with Otsuka for Japan, see “—Strategic Alliances” below, “Item 8. Financial Statements—Note 3. Alliances” and “Item 8. Financial Statements—Note 5. Assets Held-For-Sale.”
The composition of matter patent covering saxagliptin expires in July 2023 (including granted patent term extension) in the U.S. and expires in the EU in March 2021. In the EU, supplementary protection certificates have been granted for Onglyza in the majority of European countries which expire in October 2024. Supplementary protection certifications for Kombiglyze have been applied for and have been granted in France, Italy and Spain and the application is pending in a number of other European countries. Market exclusivity in China expires in 2016.
Following the sale of the diabetes business, BMS will continue to manufacture the bulk requirement and finish the product pursuant to a supply arrangement that was agreed upon in connection with the sale of the diabetes business to AstraZeneca.

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

Orencia
Orencia (abatacept), a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response to certain currently available treatments. Abatacept is available in both an intravenous formulation and beginning in 2011, a subcutaneous formulation in the U.S. Orencia was discovered and developed internally and has since been approved in the EU and other regions.

We have a series of patents covering abatacept and its method of use. In the U.S., a patent term extension has been granted for one of the composition of matter patents, extending the term of the U.S. patent to 2019. In the EU, the composition of matter patent covering abatacept expired in 2012. In the majority of the EU countries, we have applied for supplementary protection certificates and also pediatric extension of the supplementary protection certificates for protection until 2017. Most of these protection certificates have been granted. Data exclusivity expires in 2017 in the U.S. and the EU and 2018 in Japan.
Bulk abatacept is manufactured by both the Company and a third party. We finish both formulations of the product in our own facilities.
See "—Strategic Alliances" below for further discussion of our collaborations with Ono Pharmaceutical Co., LTD. (Ono) for Orencia in Japan.

Avapro*/Avalide*
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide) is an angiotensin II receptor antagonist indicated for the treatment of hypertension and diabetic nephropathy. Irbesartan was codeveloped and jointly marketed with Sanofi until the end of 2012. In October 2012, BMS and Sanofi announced a restructuring of their alliance following the loss of exclusivity of Plavix* and Avapro*/Avalide* in many major markets. For more information about our alliance with Sanofi and the restructuring of it, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”

The composition of matter patent expired in the U.S. in March 2012 and in most countries in the EU in 2012 and 2013. Data exclusivity in the EU expired in August 2007 for Avapro* and in October 2008 for Avalide*.
Both the Company and Sanofi manufacture bulk requirements for irbesartan and finishing is performed by Sanofi. With the alliance restructuring, BMS’s manufacturing obligations will phase out with Sanofi assuming all the Company’s manufacturing and supply obligations of irbesartan products at the end of 2015.

Eliquis
Eliquis (apixaban) is an oral Factor Xa inhibitor targeted at stroke prevention in atrial fibrillation and the prevention and treatment of venous thromboembolic (VTE) disorders. Apixaban was discovered internally and is part of our alliance with Pfizer, Inc. (Pfizer). For more information about our alliance with Pfizer, see “Item 8. Financial Statements—Note 3. Alliances.”

The composition of matter patent covering apixaban in the U.S. expires in February 2023 (excluding potential patent term extensions) and in the EU and expires in 2022. We have applied for supplementary protection certificates. Some of these supplementary protection certificates have been granted and expire in 2026. Data exclusivity in the EU expires in 2021.
Apixaban is manufactured by both the Company and a third party. The product is then finished in our facilities.

Plavix*
Plavix* (clopidogrel bisulfate) is a platelet aggregation inhibitor, which is approved for protection against fatal or non-fatal heart attack or stroke in patients with a history of heart attack, stroke, peripheral arterial disease or acute coronary syndrome. Clopidogrel bisulfate was codeveloped and is jointly marketed with Sanofi. In October 2012, BMS and Sanofi announced a restructuring of their alliance following the loss of exclusivity of Plavix* and Avapro*/Avalide* in many major markets. For more information about our alliance with Sanofi and the restructuring of it, see “—Strategic Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”

The composition of matter patent in the U.S. expired in May 2012. In the EU, regulatory data exclusivity protection expired in July 2008. In Europe, national patents, which specifically claim the bisulfate form of clopidogrel, expired in 2013. Plavix faces generic competition globally.
We obtain our bulk requirements for clopidogrel bisulfate from Sanofi. Prior to January 1, 2013, both the Company and Sanofi finished the product in their own respective facilities. Effective January 1, 2013, the Company no longer finishes clopidogrel bisulfate in our facilities.

Research and Development

We invest heavily in research and development (R&D) because we believe it is critical to our long-term competitiveness. We have major R&D facilities in New Jersey and Connecticut. Research and development is also carried out at various other facilities throughout the world, including in Belgium, the UK, India and other sites in the U.S. We supplement our internal drug discovery and development programs with alliances and collaborative agreements which help us bring new products into the pipeline. In drug development, we engage the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our research and development activities.

We concentrate our research and development efforts in the following disease areas with significant unmet medical needs: oncology, Human Immunodeficiency Virus (HIV)/Acquired Immunodeficiency Syndrome (AIDS), hepatitis, immunologic disorders, cardiovascular and fibrotic disease. We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Phase I clinical trials involve a small number of healthy volunteers or patients suffering from the indicated disease to test for safety and proper dosing. Phase II clinical trials involve a larger patient population to investigate side effects, efficacy, and optimal dosage of the drug candidate. Phase III clinical trials are conducted to confirm Phase II results in a significantly larger patient population over a longer term and to provide reliable and conclusive data regarding the safety and efficacy of a drug candidate.

The R&D process typically takes fourteen years or longer, with approximately three years often spent in Phase III, or late-stage, development. We consider our R&D programs in Phase III to be our significant R&D programs. These programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations.

Drug development is time consuming, expensive and risky. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2008-2012, approximately 95% of the compounds that enter Phase I development fail to achieve regulatory approval. The failure rate for compounds that enter Phase II development is approximately 88% and for compounds that enter Phase III development, it is approximately 49%.

Total research and development expenses include the costs of discovery research, preclinical development, early- and late-stage clinical development and drug formulation, as well as post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. Research and development spending was $3.7 billion in 2013, $3.9 billion in 2012 and $3.8 billion in 2011 and includes payments under third-party collaborations and contracts. At the end of 2013, we employed approximately 8,000 people in R&D activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 30-45% of our annual R&D expenses in the last three years. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years.

Listed below are several late-stage investigational compounds that we have in Phase III clinical trials or under regulatory review for at least one potential indication. Whether or not any of these or our other investigational compounds ultimately becomes one of our marketed products depends on the results of clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. However, as noted above, there can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound that is approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below includes patent terms and patent term extensions that have been granted.

Asunaprevir
Asunaprevir is an oral small molecule NS3 protease inhibitor in Phase III development (which commenced in 2012) for the treatment of hepatitis C virus infection, and is currently in the registrational process in Japan. We own a patent covering asunaprevir as a composition of matter that expires in 2023 in the U.S.

Daclatasvir
Daclatasvir is an oral small molecule NS5A replication complex inhibitor in Phase III development (which commenced in 2011) for the treatment of hepatitis C virus infection and is currently in the registrational process in Japan and the EU. We own a patent covering daclatasvir as a composition of matter that expires in 2028 in the U.S.

BMS-791325
BMS-791325 is an oral small molecule non-nucleoside NS5B inhibitor in Phase III development (which commenced in 2013) for the treatment of hepatitis C virus infection. We own a patent covering BMS-791235 as a composition of matter that expires in 2027 in the U.S.

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

Nivolumab
Nivolumab is a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells. It is being investigated as an anticancer treatment. It is in Phase III trials (which commenced in 2012) in non-small-cell lung cancer, renal cell cancer and melanoma. We jointly own a patent with Ono covering nivolumab as a composition of matter that expires in 2027 in the U.S. The FDA has granted Fast Track designation for nivolumab in three tumor types: non-small-cell lung cancer, renal cell carcinoma and advanced melanoma.

In February 2014, BMS sold to AstraZeneca the diabetes business of BMS which comprised our global alliance with them, including all rights and ownership to metreleptin. Metreleptin is a protein in development for the treatment of lipodystrophy and is currently in the registrational process.

The following table lists potential additional indications and/or formulations of key marketed products that are in Phase III development or currently under regulatory review:

Key marketed product	Potential indication and/or formulation

Baraclude	Pediatric extension (EU)

Reyataz	Pediatric extension Fixed dose combination with cobicistat in additional formulations

Erbitux*	Additional indication in esophageal cancer

Yervoy	Additional indications in adjuvant melanoma, prostate cancer, non-small-cell lung cancer and small cell lung cancer Additional indication in melanoma in combination with nivolumab

Orencia	Additional indications in lupus nephritis and psoriatic arthritis

Eliquis	Additional indication for VTE treatment and VTE prevention (U.S.)

The following key developments are currently expected to occur during 2014 with respect to our significant pipeline programs. The outcome and timing of these expected developments are dependent upon a number of factors including, among other things, the availability of data, the outcome of certain clinical trials, acceptance of presentations at certain medical meetings and/or actions by health authorities. We do not undertake any obligation to publicly update this information, whether as a result of new information, future events, or otherwise.

Asunaprevir	Potential approval in Japan for hepatitis C virus infection Planned submission in the U.S. for hepatitis C virus infection

Daclatasvir	Potential approval in the EU and Japan for hepatitis C virus infection Planned submission in the U.S. for hepatitis C virus infection

Nivolumab	Data available from clinical trials Potential submission based on registrational trials

Sprycel	Five year data available in first line CML

Yervoy	Data available from Phase III study in adjuvant melanoma

Eliquis	Potential approval for VTE treatment and VTE prevention (U.S.)

Strategic Alliances

We enter into strategic alliances with third parties that transfer rights to develop, manufacture, market and/or sell pharmaceutical products that are owned by other parties. These alliances include licensing arrangements, codevelopment and comarketing agreements, copromotion arrangements and joint ventures. When such alliances involve sharing research and development costs, the risk of incurring all research and development expenses for compounds that do not lead to revenue-generating products is reduced. However, profitability on alliance products is generally lower because profits from alliance products are shared with our alliance partners. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

Each of our strategic alliances with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 180 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize this product. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and has not been dismissed) or a material breach by the other party has occurred (and not been cured). A number of alliance agreements also permit the alliance partner or us to terminate without cause, typically exercisable with substantial advance written notice and often exercisable only after a specified period of time has elapsed after the alliance agreement is signed. Our strategic alliances typically do not otherwise contain provisions that provide the other party the right to terminate the alliance on short notice.

In general, we do not retain any rights to a product brought to an alliance by another party or to the other party’s intellectual property after an alliance terminates. The loss of rights to one or more products that are marketed and sold by us pursuant to a strategic alliance could be material to our results of operations and cash flows could be material to our financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of our strategic alliances generally are co-extensive with the exclusivity period and may vary on a country-by-country basis.

Our most significant current alliances for both currently marketed products and investigational compounds are described below.

Current Marketed Products—In-Licensed

Otsuka

We maintain a worldwide commercialization agreement with Otsuka to codevelop and copromote Abilify* (the Abilify* Agreement), excluding certain Asian countries. The U.S. portion of the agreement was amended in 2009 and 2012 and expires upon the expected loss of product exclusivity in April 2015. The agreement expires in all European Union (EU) countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 2015 or loss of exclusivity in any such country. Otsuka is the principal for third-party product sales in the U.S., United Kingdom, Germany, France, Spain, Italy and certain other European countries and BMS is the principal for third-party product sales when it is the exclusive distributor for or has an exclusive right to sell Abilify* which is in the remaining territories.

Alliance and other revenue is recognized for only BMS's share of total net sales to third party customers in these territories. In the U.S., BMS's contractual share was 51.5% in 2012 and 53.5% in 2011. Beginning January 1, 2013, BMS’s contractual share changed to the percentages of total U.S. net product sales set forth in the table below. An assessment of BMS's expected annual contractual share is completed each quarterly reporting period and adjusted based upon reported U.S. Abilify* net sales at December 31, 2013. BMS's annual contractual share was 34.0% in 2013. The alliance revenue recognized in any interim period or quarter does not exceed the amounts that are due under the contract.

Annual U.S. Net Product Sales	BMS Share as a % of U.S. Net Product Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

In the UK, Germany, France, Spain, Italy and certain other European countries where Otsuka is the principal, BMS's contractual share of third-party net product sales is 65%. In these countries and the U.S., alliance and other revenue is recognized when Abilify* is shipped and all risks and rewards of ownership have been transferred to third-party customers. BMS recognizes all of the net product sales in certain other countries where it is the exclusive distributor for the product or has an exclusive right to sell Abilify*.

Under the terms of the Abilify* Agreement, as amended, we purchase the active pharmaceutical ingredient for product from Otsuka and perform finish manufacturing for sale by us or Otsuka to third-party customers. Under the terms of the extension agreement, we paid Otsuka $400 million, which is amortized as a reduction of alliance and other revenues through the expected loss of U.S. exclusivity in April 2015. Otsuka receives a royalty based on 1.5% of total U.S. net product sales. Otsuka was responsible for 30% of the U.S. expenses related to the commercialization of Abilify* from 2010 through 2012. Under the 2012 U.S. amendment, Otsuka assumed responsibility for providing and funding all sales force efforts effective January 2013. In consideration, BMS paid Otsuka $27 million in January 2013, and is responsible for funding certain operating expenses up to $82 million in 2013, $56 million in 2014 and $8 million in 2015. In the EU, Otsuka reimbursed BMS for the sales force effort it provided through March 31, 2013. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013.

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

We recognized total revenues for Abilify* of $2.3 billion in 2013 and $2.8 billion in 2012 and 2011.

For a discussion of our Oncology Agreement with Otsuka, see “—Current Marketed Products—Internally Discovered” below. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 3. Alliances.”

Gilead

We have joint ventures with Gilead to develop and commercialize Atripla* in the U.S. and Canada and in Europe. The Company and Gilead share responsibility for certain activities related to the commercialization of Atripla* in the U.S., Canada, throughout the EU and certain other European countries. Gilead recognizes 100% of Atripla* revenues in the U.S., Canada and most countries in Europe. Alliance and other revenues recognized for Atripla* include only the bulk efavirenz component of Atripla* which is calculated differently in the EU and the U.S. following the loss of exclusivity of Sustiva in the EU in 2013. The alliance and other revenues are deferred and the related alliance receivable is not recognized until Atripla* is sold to third-party customers. We recognized efavirenz alliance and other revenues of $1.4 billion in 2013, $1.3 billion in 2012 and $1.2 billion in 2011 related to Atripla* net product sales.

The joint venture arrangement between the Company and Gilead in the U.S. will continue until terminated by mutual agreement of the parties or otherwise as described below. In the event of a material breach by one party, the non-breaching party may terminate the joint venture only if both parties agree that it is both desirable and practicable to withdraw the combination product from the markets where it is commercialized. At such time as one or more generic versions of a party’s component product(s) appear on the market in the U.S., the other party will have the right to terminate the joint venture and thereby acquire all of the rights to the combination product, both in the U.S. and Canada; however, for three years the terminated party will continue to receive a percentage of the net product sales based on the contribution of bulk component(s) to Atripla*, and otherwise retains all rights to its own product(s).

In 2011, we entered into a licensing agreement with Gilead to develop and commercialize a fixed-dose combination containing Reyataz and Gilead’s cobicistat, a pharmacoenhancing or “boosting” agent currently in Phase III clinical trials that increases blood levels of certain HIV medicines to potentially allow for one pill once daily dosing. Cobicistat is currently in the registrational process with the FDA.

For further discussion of our strategic alliance with Gilead, see “Item 8. Financial Statements—Note 3. Alliances.”

Lilly

We have an EGFR commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the codevelopment and copromotion of Erbitux* in the U.S., Canada and Japan. Under the EGFR agreement, with respect to Erbitux* net product sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net product in North America, plus reimbursement of certain royalties paid by Lilly, and the Company and Lilly share one half of the profits and losses evenly in Japan with Merck KgaA receiving the other half of the profits and losses in Japan. The parties share royalties payable to third parties pursuant to a formula set forth in the commercialization agreement. We purchase all of our North American commercial requirements for bulk Erbitux* from Lilly. The agreement expires as to Erbitux* in North America in September 2018.

Early termination is available based on material breach and is effective 60 days after notice of the material breach (and such material breach has not been cured or commencement of cure has not occurred), or upon six months notice from us if there exists a significant concern regarding a regulatory or patient safety issue that would seriously impact the long-term viability of the product. Upon termination or expiration of the alliance, we do not retain any rights to Erbitux* in North America.

We share codevelopment and copromotion rights to Erbitux* with Merck KGaA in Japan under an agreement signed in October 2007, and expiring in 2032, with Lilly, Merck KGaA and Merck Japan. Lilly has the ability to terminate the agreement after 2018 if it determines that it is commercially unreasonable for it to continue. Erbitux* received marketing approval in Japan in July 2008 for the use of Erbitux* in treating patients with advanced or recurrent colorectal cancer and head and neck cancer in December 2012.

We recognized net product sales for Erbitux* of $696 million in 2013, $702 million in 2012 and $691 million in 2011.

For further discussion of our strategic alliance with Lilly, see “Item 8. Financial Statements—Note 3. Alliances.”

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

Pursuant to the Master Restructuring Agreement, the Company returned to Sanofi its rights for clopidogrel and irbesartan in all markets with the exception of clopidogrel in the U.S. and Puerto Rico, where the Company continues to act as the operating partner and own a 50.1% majority controlling interest. All existing local arrangements in Territory A and Territory B (with the exception of clopidogrel in the U.S. and Puerto Rico), were terminated by mutual agreement. No products will continue to be sold through such local country entities in these territories. In addition, Sanofi assumed all marketing authorizations for the products, to the extent currently held by the Company or any of its affiliates. As a result, Sanofi assumed control of all activities relating to the distribution, commercialization and medical affairs of clopidogrel and irbesartan in these regions.

Pursuant to the Master Restructuring Agreement and related alliance agreements, Sanofi will assume the Company’s manufacturing and supply obligations of irbesartan products at the end of 2015. The Company does not manufacture bulk clopidogrel and no longer finishes clopidogrel products in its facilities. The Company will retain rights to the intellectual property developed by the alliance necessary to fulfill its continuing obligations under the alliance arrangements.

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

Prior to 2013, the worldwide alliance operated under the framework of two geographic territories, one covering certain European and Asian countries, referred to as Territory A, and one covering the U.S., Puerto Rico, Canada, Australia and certain Latin American countries, referred to as Territory B. Sanofi acted as the operating partner for Territory A and owned a 50.1% financial controlling interest in Territory A and our ownership interest in this territory was 49.9%. In Territory B, we acted as the operating partner and owned a 50.1% majority controlling interest in this territory and consolidated all partnership results in Territory B. Territory B was managed by two separate sets of agreements: one for Plavix* in the U.S. and Puerto Rico and both products in Australia, Mexico, Brazil, Colombia and Argentina and a separate set of agreements for Avapro*/Avalide* in the U.S. and Puerto Rico only. Within each territory, a territory partnership existed to supply finished product to each country within the territory and to manage or contract for certain central expenses such as marketing, research and development and royalties. Countries within Territories A and B were structured so that our local affiliate and Sanofi’s local affiliate either comarket separate brands (i.e., each affiliate operated independently and competed with the other by selling the same product under different trademarks), or copromoted a single brand (i.e., the same product under the same trademark).

Beginning in 2013, all royalties received from Sanofi in Territory B, opt-out markets, and former development royalties are presented in total revenues. We recognized total revenues in Territory B and Territory A comarketing countries of $0.5 billion in 2013, $3.1 billion in 2012 and $8.0 billion in 2011.

The alliance may be terminated by Sanofi or us, in the event of (i) voluntary or involuntary bankruptcy or insolvency, which in the case of involuntary bankruptcy continues for 60 days or an order or decree approving same continues unstayed and in effect for 30 days and (ii) a material breach of an obligation under a major alliance agreement that remains uncured for 30 days following notice of the breach except where commencement and diligent prosecution of cure has occurred within 30 days after notice.

For further discussion of our strategic alliance with Sanofi, see “Item 8. Financial Statements—Note 3. Alliances.”

Current Marketed Products—Internally Discovered

Otsuka

Simultaneously with the extension of the Abilify* Agreement, in April 2009, the Company and Otsuka entered into an Oncology Agreement for Sprycel and Ixempra (ixabepilone), which includes the U.S., Japan and the EU markets (the Oncology Territory). Beginning in 2010 through 2020, a fee is paid to Otsuka annually based on the following percentages of the annual net product sales of Sprycel and Ixempra:

	% of Net Product Sales
	2010 - 2012	2013 - 2020
$0 to $400 million	30%	65%
$400 million to $600 million	5%	12%
$600 million to $800 million	3%	3%
$800 million to $1.0 billion	2%	2%
In excess of $1.0 billion	1%	1%

During these annual periods, Otsuka contributes 20% of the first $175 million of certain commercial operational expenses relating to the Oncology Products in the Oncology Territory and 1% of such costs in excess of $175 million. Beginning in 2011, Otsuka copromotes Sprycel in the U.S. and Japan and beginning in 2012, also copromotes in the top five EU markets.

The Oncology Agreement expires with respect to Sprycel and Ixempra in 2020 and includes the same change-of-control provision if we were acquired as the Abilify* Agreement described above.

For a discussion of our Abilify* Agreement with Otsuka, see “—Current Marketed Products—In-Licensed” above. For further discussion of our strategic alliance with Otsuka, see “Item 8. Financial Statements—Note 3. Alliances.”

In addition, in January 2007, we granted Otsuka exclusive rights in Japan to develop and commercialize Onglyza. Under that agreement, we are entitled to receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of Onglyza in Japan, and we retained rights to copromote Onglyza with Otsuka in Japan. Otsuka is responsible for all development costs in Japan. In June 2012, Otsuka assigned all rights to Onglyza, with the exception of specific transition services, to Kyowa Hakko Kirin (KHK). As part of its consent to this assignment, BMS waived its rights to co-promote Onglyza in Japan. BMS will supply finished saxagliptin to KHK.

In February 2014, we sold to AstraZeneca our diabetes business that was comprised of the global alliance with them, including all rights and ownership to Onglyza. See“Item 8. Financial Statements—Note 5. Assets Held-For-Sale” for further discussion.

AstraZeneca

In January 2007, we entered into a worldwide (except for Japan) codevelopment and cocommercialization agreement with AstraZeneca for Onglyza (the Saxagliptin Agreement) and Forxiga (the SGLT2 Agreement). In 2012, BMS and AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca, entered into an alliance regarding the worldwide development and commercialization of Amylin’s portfolio of products, including Bydureon*, Byetta*, Symlin*. Kombiglyze was codeveloped with AstraZeneca under the Saxagliptin Agreement. The exclusive rights to develop and sell Onglyza in Japan were licensed to Otsuka in December 2006 and in June 2012 were assigned by Otsuka to KHK, which is described above.

In February 2014, we sold to AstraZeneca our diabetes business that was comprised of the global alliance with them, including all rights and ownership to Onglyza, Forxiga, Bydureon*, Byetta*, Symlin* and metreleptin. See“—Note 5. Assets Held-For-Sale” for further information. We and AstraZeneca terminated our existing alliance agreements in connection with the sale and entered into several new agreements, including a transitional services agreement, a supply agreement and a development agreement. Under the supply agreement, we will continue to manufacture Onglyza, Kombiglyze and Forxiga.

For further discussion of our strategic alliance with AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances” and “Investigational Compounds Under Development – Internally Discovered."

Pfizer

The Company and Pfizer are parties to a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by us for the prevention and treatment of atrial fibrillation and venous thromboembolic (VTE) disorders. Pfizer funds between 50% and 60% of all development costs depending on the study. We have received $784 million in upfront, milestone and other licensing payments from Pfizer to date, including $20 million received in January 2014 and could receive up to an additional $100 million from Pfizer if all development and regulatory milestones are met. The companies share commercialization expenses and profits and losses equally on a global basis.

For further discussion of our strategic alliance with Pfizer, see “Item 8. Financial Statements—Note 3. Alliances.”

Investigational Compounds Under Development—In-Licensed

AbbVie

In August 2008, we were granted exclusive rights from Facet Biotech Corporation (now AbbVie) for the codevelopment and cocommercialization of elotuzumab, a humanized monoclonal antibody being investigated as treatment for multiple myeloma. Under the terms of the agreement, we fund 80% of the development costs for elotuzumab. Upon commercialization, AbbVie will share 30% of all profits and losses in the U.S., and will be paid tiered royalties outside of the U.S. We will be solely responsible for commercialization of elotuzumab. In addition, AbbVie may receive milestone payments from us based on certain regulatory events and sales thresholds, if achieved.

Investigational Compounds Under Development—Internally Discovered

Ono

In September 2011, BMS and Ono entered into an alliance agreement (the “2011 Alliance Agreement”) for nivolumab, an anti-PD-1 human monoclonal antibody being investigated as an anti-cancer treatment, which is also subject to a alliance agreement (the “2006 Alliance Agreement”) entered into in 2006 by Ono and Medarex, now a wholly-owned subsidiary of the Company.  Under the 2006 Alliance Agreement and the 2011 Alliance Agreement, Ono granted BMS the exclusive right to develop, commercialize and manufacture any product containing nivolumab in all countries of the world except Japan, Korea and Taiwan (where Ono remains responsible for all development and commercialization).  Ono is entitled to receive certain sales-based royalties following regulatory approvals in all territories excluding these three countries.  In connection with the 2011 Alliance Agreement, BMS also entered into an alliance with Ono whereby we granted certain commercialization rights to Ono and Ono shares in the expenses, profits and losses for Orencia in Japan.

Other Alliances

In February 2013, BMS and Reckitt Benckiser Group plc (Reckitt) entered into a three year alliance regarding several over-the-counter-products sold primarily in Mexico and Brazil. Reckitt received the right to sell, distribute and market the products through May 2016 and will have certain responsibilities related to regulatory matters in the covered territory. BMS will receive royalties on net product sales and will also exclusively supply certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including the market authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

BMS also granted Reckitt an option to acquire the trademarks, inventory and certain other assets exclusively related to the products at the end of the alliance at a price determined based on a multiple of net product sales (plus the cost of any remaining inventory held by BMS at the time). If the option is not exercised, all assets previously transferred to Reckitt will revert back to BMS. The option may be exercised by Reckitt between May and November 2015, in which case closing would be expected to occur in May 2016. Non-refundable upfront alliance proceeds of $485 million received by BMS were allocated to the rights transferred to Reckitt ($376 million) and the fair value of the option to purchase the remaining assets ($109 million). Please see “Item 8. Financial Statements—Note 3. Alliances” for more information regarding the alliance.

In February 2013, BMS and The Medicines Company entered into a two year alliance regarding Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics, Inc. in 2010). The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and will have certain responsibilities related to regulatory matters in the covered territory. BMS will exclusively supply Recothrom to The Medicines Company pursuant to a supply agreement at cost plus a markup and will also receive royalties on net product sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the alliance period, including the Recothrom BLA and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom at a price determined based on a multiple of revenues (plus the cost of any remaining inventory held by BMS at that time). If the option is not exercised, all assets previously transferred to The Medicines Company will revert back to BMS. The option may be exercised by The Medicines Company between February and August 2014, in which case closing would be expected to occur in February 2015. Non-refundable upfront alliance proceeds of $115 million received by BMS were allocated to the rights transferred to The Medicines Company ($80 million) and the fair value of the option to purchase the remaining assets ($35 million). Please see “Item 8. Financial Statements—Note 3. Alliances” for more information regarding the alliance.

Other Licensing Arrangements

In addition to the strategic alliances described above, we have other in-licensing and out-licensing arrangements. With respect to in-licenses, we have agreements with Novartis for Reyataz and with Merck for efavirenz, among others. We also own certain compounds out-licensed to third parties for development and commercialization, including those obtained from our acquisitions. We are entitled to receive milestone payments as these compounds move through the regulatory process and royalties based on net product sales, if and when the products are commercialized.

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

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., the EU, Japan, and certain other countries, regulatory intellectual property rights are offered as incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can extend the market exclusivity period on a product beyond the patent term.

The U.S., EU, Japan and China also each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy, or data protection. In some regions such as China, however, it is questionable whether such data protection laws are enforceable. In certain markets where patent protection and other forms of market exclusivity may have expired, data protection can be of particular importance. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

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

Rest of the World

In countries outside of the U.S., the EU, Japan and China, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. or the EU. Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with World Trade Organization (WTO) commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of our innovative drugs in developing countries, we take into account not only formal legal rights but political and other factors as well.

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

Through our field sales and medical organizations, we explain the risks and benefits of the approved uses of our products to medical professionals. We work to gain access for our products on formularies and reimbursement plans (lists of recommended or approved medicines and other products), including Medicare Part D plans, by providing information about the clinical profiles of our products. Our marketing and sales of prescription pharmaceuticals is limited to the approved uses of the particular product, but we continue to develop scientific data and other information about our products and provide such information in response to unsolicited inquiries from doctors, other medical professionals and managed care organizations.

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

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues were as follows:

	2013	2012	2011
McKesson Corporation	19%	23%	26%
Cardinal Health, Inc.	14%	19%	21%
AmerisourceBergen Corporation	15%	14%	16%

Our U.S. business has Inventory Management Agreements (IMAs) with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The IMAs, including those with our three largest wholesalers, expire in December 2014 subject to certain termination provisions.

In a number of defined countries outside of the U.S., we have established a full scale distributor model to make medically necessary drugs available to patients. We continue to own the marketing authorization and trademarks for these products, but have contracted the services of a full-service distributor to provide distribution and logistics; regulatory and pharmacovigilance; and sales, advertising and promotion for certain products. These contracts clearly define terms and conditions, along with the services we will provide (such as supply through a firm order period). We monitor in-country sales and forecasts to ensure that reasonable inventory levels for all products for sale are maintained to fully and continuously meet the demand for the products within the distributor’s territory or responsibility. Sales in these distributor-based countries represented less than 1% of the Company’s total revenues in 2013.

Competition

The markets in which we compete are generally broad based and highly competitive. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and research and development of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product is safer or more effective for treating a disease or particular form of disease than one of our products. Our revenues also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both.

Generic Competition

One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. In the U.S. and the EU, the regulatory approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. As a result, generic pharmaceutical manufacturers typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Upon the expiration or loss of market exclusivity on a product, we can lose the major portion of revenues of that product in a very short period of time.

The rate of revenues decline of a product after the expiration of exclusivity varies by country. In general, the decline in the U.S. market is more rapid than in most other developed countries, though we have observed rapid declines in a number of EU countries as well. Also, the declines in developed countries tend to be more rapid than in developing countries. The rate of revenues decline after the expiration of exclusivity has also historically been influenced by product characteristics. For example, drugs that are used in a large patient population (e.g., those prescribed by key primary care physicians) tend to experience more rapid declines than drugs in specialized areas of medicine (e.g., oncology). Drugs that are more complex to manufacture (e.g., sterile injectable products) usually experience a slower decline than those that are simpler to manufacture.

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

Our activities outside the U.S. are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of our products. These regulatory requirements vary from country to country. Whether or not FDA approval or approval of the EC has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the U.S. or the EU, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that a product will be approved in another country.

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

In the U.S. the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We also participate in government programs that specify discounts to certain government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. In March 2010, the U.S. government enacted healthcare reform legislation, signing into law the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill. The legislation makes extensive changes to the current system of healthcare insurance and benefits intended to broaden coverage and reduce costs. These bills significantly change how Americans receive healthcare coverage and how they pay for it. They also have a significant impact on companies, in particular those companies in the pharmaceutical industry and other healthcare related industries, including BMS. We have experienced and will continue to experience additional financial costs and certain other changes to our business as the new healthcare law is implemented. For example, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans. In addition, we extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Service Act.

Beginning in 2011, we were also required to provide a 50 percent discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “donut hole” and we were also required to pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded prior year sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE.

For further discussion of these rebates and programs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues” and “—Critical Accounting Policies.”

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

Our pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, France, Italy, Ireland, Japan, Mexico and China and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to continue modification of our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. The FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility.

We rely on third parties to manufacture or supply us with all or a portion of the active ingredients necessary for us to manufacture various products, including Baraclude, the Sustiva Franchise, Erbitux*, Yervoy, Reyataz, Abilify*, Kombiglyze, Orencia, Eliquis, Avalide* and Plavix*. Beginning February 1, 2014, following the sale of our diabetes business to AstraZeneca, AstraZeneca assumed manufacturing responsibilities for Bydureon* and Byetta*.To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we will rely on the capacity of our Devens, Massachusetts facility and the capacity available at our third-party contract manufacturers to manufacture Orencia.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis. We expended approximately $19 million in 2013, $21 million in 2012 and $16 million in 2011 on capital projects undertaken specifically to meet environmental requirements. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 16 current or former facilities. We have also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 23 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Employees

As of December 31, 2013, we employed approximately 28,000 people. This includes approximately 4,000 employees that are in the process of being transferred to AstraZeneca as part of the sale of the diabetes business in February 2014. See “Item 8. Financial Statements—Note 5. Assets Held-For-Sale” for further discussion.

Foreign Operations

We have significant operations outside the U.S. They are conducted both through our subsidiaries and through distributors.

For a geographic breakdown of total revenues, see the table captioned Geographic Areas in “Item 8. Financial Statements—Note 2. Business Segment Information” and for further discussion of our total revenues by geographic area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues.”

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. The change in foreign exchange rates had a net unfavorable impact on the growth rate of revenues in 2013. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on the growth rate of revenues, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Bristol-Myers Squibb Website

Our internet website address is www.bms.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (SEC).

Information relating to corporate governance at Bristol-Myers Squibb, including our Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors, (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by directors and executive officers, is available on our website under the “Investors—Corporate Governance” caption and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Stockholder Services” caption. In addition, information about our Sustainability programs is available on our website under the "Responsibility" caption.

We incorporate by reference certain information from parts of our proxy statement for the 2013 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2014 Annual Meeting of Stockholders and 2013 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 19, 2014.

Item 1A.	RISK FACTORS.

Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, may also impair our operations or financial condition.

We face intense competition from other manufacturers, including for both innovative medicines and lower-priced generic products.
BMS is dependent on the uptake and market expansion for marketed brands, new indications and product extensions, as well as co-promotional activities with alliance partners, to deliver future growth. Competition, including lower-priced generic versions of our products, is a major challenge within the U.S. and internationally. We face patent expirations and increasingly aggressive generic competition. Competition may include (i) new products developed by competitors that have lower prices, real or perceived superior efficacy (benefit) or safety (risk) profiles, or that are otherwise competitive with our products; (ii) technological advances and patents attained by our competitors; (iii) clinical study results from our products or a competitor’s products; (iv) business combinations among our competitors and major customers; and (v) competing interests for external partnerships to develop and bring new products to markets. We could also experience limited or no market access due to real or perceived differences in value propositions for our products compared with competitors.

It is possible that we may lose market exclusivity of a product earlier than expected.
In the pharmaceutical and biotechnology industries, the majority of an innovative product’s commercial value is realized during the period in which it has market exclusivity. In the U.S. and in some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there are usually very substantial and rapid declines in a product’s revenues.

Market exclusivity for our products is based upon patent rights and/or certain regulatory forms of exclusivity. The scope of our patent rights varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain patent and other intellectual property rights, or limitations on the use or loss of such rights, could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those markets. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions of a product can be approved and marketed. In addition, prior to the expiration of data exclusivity, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval.

Manufacturers of generic products are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition from generic companies for any of our products at any time. Patents covering two of our key products (Sustiva and Baraclude) are currently the subject of patent litigation. In some cases, generic manufacturers may choose to launch a generic product

“at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. For example, we may face generic competition for Baraclude in the U.S. at any time following a federal court’s decision to invalidate the composition of matter patent in February 2013. There is no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimates disclosed in this Form 10-K. In addition, some countries, such as India, are allowing competitors to manufacture and sell generic versions of branded products, known as compulsory licensing, which negatively impact the protections afforded the Company.

Increased pricing pressure and other restrictions in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and program, among others, could negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio relating to market access, pricing and rebates and other restrictions in the U.S., the EU and other regions around the world, including but not limited to: (i) rules and practices of managed care organizations and institutional and governmental purchasers; (ii) judicial decisions and governmental laws and regulations for Medicare, Medicaid and U.S. healthcare reform, including the 2010 Patient Protection and Affordable Care Act; (iii) the potential impact of pharmaceutical reimbursement, Medicare Part D Formularies and product pricing in general; (iv) delays in gaining reimbursement; (v) government price erosion mechanisms across Europe and in other countries, resulting in deflation for pharmaceutical product pricing; (vi) collection delays in government funded public hospitals (vii) the impact on pricing from parallel trade across borders; (viii) other developments in technology and/or industry practices that could directly or indirectly impact the reimbursement policies and practices of third-party payers; and (ix) limited or no market access due to real or perceived differences in value propositions for our products compared to competing products.

We may experience difficulties or delays in the development and commercialization of new products.
Developing and commercializing new products includes inherent risks and uncertainties, such as (i) compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or fail ever to reach market or be approved for product extensions or additional indications, including due to efficacy or safety concerns, the delay or denial of regulatory approvals, delays or difficulties with producing products at a commercial scale or excessive costs to manufacture them; (ii) failure to enter into or successfully implement optimal alliances for the development and/or commercialization of new products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; (iv) failure of one or more of our products to achieve or maintain commercial viability; and (v) changes in regulatory approval processes that may cause delays or denials of new product approvals. We have observed a recent trend by the U.S. Food & Drug Administration (FDA) to delay its approval decision on a new product beyond its announced action date by six months or longer.

Regulatory approval delays are especially common when a product is expected to have a Risk Evaluation and Mitigation Strategy, as required by the FDA to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings and, if the product was obtained through acquisition, it could result in a significant impairment of in-process research and development or other intangible assets. Further, if certain acquired pipeline programs are cancelled or if we believe that their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, a natural or man-made disaster or sabotage of research and development labs, our compound library and/or a loss of key molecules and intermediaries could negatively impact the product development cycle.

Failure to execute our business strategy could adversely impact our growth and profitability.
We are a biopharmaceutical company with a focus on innovative products for significant unmet medical needs in oncology, virology, immunology and specialty cardiovascular disease. We may not be able to consistently maintain a rich pipeline, through internal research and development or transactions with third parties, to support future revenue growth. The competition among major pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. We also may not be able to successfully realize the expected efficiencies and effectiveness from changes in our structure or operations to further our specialty care strategy, including the recent reorganizations of our research and development organization and our commercial operations as well as the evolution of support functions under our Enterprises Services organization, or from ongoing continuous improvement initiatives. In addition, realizing synergies and other expected benefits from acquisitions, divestitures, mergers, alliances, restructuring or other strategic initiatives, may take longer than expected to complete or may encounter other difficulties, including the need for regulatory approvals where applicable. If we are unable to support and grow our currently marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change and transformational issues, and manage our costs effectively, our operating results and financial condition could be negatively impacted. In addition, our failure to hire and retain personnel with the right expertise and experience in critical operations could adversely impact the execution of our business strategy.

The public announcement of data from clinical studies or news of any developments related to our late-stage immuno-oncology compounds is likely to cause significant volatility in our stock price. If the development of any of our key immuno-oncology compounds, whether alone or as part of a combination therapy, is delayed or discontinued, our stock price could decline significantly.
As we are evolving to a specialty care biopharmaceutical company, we are focusing more of our efforts and resources in certain disease areas such as oncology, virology, immunology, and specialty cardiovascular disease. With our more focused portfolio, investors are placing heightened scrutiny on some of our late-stage compounds. In particular, nivolumab is an important asset in our immuno-oncology portfolio. During 2014, we expect to receive a significant amount of data from clinical trials evaluating nivolumab, a fully human monoclonal antibody being investigated as an anticancer treatment in non-small-lung cancer, renal cell cancer, and melanoma, along with other tumor types, alone or in combination with other approved cancer products such as Yervoy.

The announcement of data from our clinical studies or news of any developments related to our late-stage immuno-oncology compounds, such as nivolumab, is likely to cause significant volatility in our stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key immuno-oncology compounds, whether alone or as part of a combination therapy, or any delay in our anticipated timelines for filing for regulatory approval will likely cause our stock price to decline significantly. There is no assurance that data from our clinical studies will support a filing for regulatory approval or even if approved, that any of our key immuno-oncology compounds will become commercially successful.

The businesses we acquire may underperform, and we may not be able to successfully integrate them into our existing business.
We may continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates, may not materialize due to lower product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Substantial difficulties, costs and delays could result from integrating our acquisitions including for (i) research & development, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; (iii) company cultures; (iv) compensation structures and other human resource activities; and (v) tax considerations.

We depend on certain key products for most of our revenues, cash flows and earnings.
We have historically derived a majority of our revenue and earnings from several key products and while we are not as heavily dependent on one or two products as in past years, our dependence on the profitability of our key products is likely to continue. In 2013, Abilify* revenues of $2.3 billion represented 14% of revenues. Reyataz and the Sustiva franchise, with combined revenues of $3.2 billion, represented 9% and 10% of revenues, respectively. Baraclude, Orencia, and Sprycel revenues totaled $1.5 billion, $1.4 billion and $1.3 billion, respectively. A reduction in revenues of one or more of these products could significantly negatively impact our revenues, cash flows and earnings.

Changes in U.S. or foreign laws and regulations may negatively affect our revenues and profit margins.
We could become subject to new government laws and regulations, which could negatively affect our business, our operating results and the financial condition of our Company, such as (i) additional healthcare reform initiatives in the U.S. or in other countries, including additional mandatory discounts; (ii) increasing tax revenues in the U.S. or other countries as a means to reduce debt by changing tax rates; limiting, phasing-out or eliminating deductions or tax credits; modifying tax collection processes; taxing certain tax havens; taxing certain excess income from intellectual property; changing rules for earnings repatriations; and changing other tax laws; (iii) new laws, regulations and judicial or other governmental decisions affecting pricing, drug reimbursement, receivable payments, and access or marketing within or across jurisdictions; (iv) changes in intellectual property law; (v) changes in accounting standards; (vi) increasing data privacy regulations and enforcement; (vii) emerging and new regulatory requirements for reporting payments and other value transfers to healthcare professionals, including for the U.S. National Physician Payment Transparency Program, and (viii) the potential impact of importation restrictions, legislative and/or other regulatory changes.

Product labeling changes for our marketed products could result in unexpected safety or efficacy concerns and have a negative impact on that product’s revenues.
Regulatory authorities can change the labeling for any pharmaceutical product at any time, including after a product has been marketed for several years. These changes are often the result of additional data from post-marketing studies, head-to-head trials, adverse events reports, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy), or other studies that produce important additional information about a product. New information added to a product’s label can affect the safety and/or the efficacy profile of a product, leading to potential product recalls, withdrawals, or declining revenue, as well as product liability claims. Sometimes the additional information from these studies identifies a portion of the patient population that may be non-responsive to a medicine and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they can also be sponsored by our competitors, insurance companies, government institutions, managed care organizations, influential scientists, investigators, or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each of our products, it can also have negatively impact our revenues for a product due to product returns and a more limited patient population going forward.

Additionally, certain study results, especially from head-to-head trials, could affect a product’s formulary listing, which could also adversely affect revenues.

We could experience difficulties and delays in the manufacturing, distribution and sale of our products.
Our product supply and related patient access could be negatively impacted by, among other things: (i) seizure or recalls of products or forced closings of manufacturing plants; (ii) supply chain continuity including from natural or man-made disasters at one of our facilities or at a critical supplier, as well as our failure or the failure of any of our suppliers to comply with Current Good Manufacturing Practices and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with necessary raw materials, supplies or finished goods for an extended period of time; (v) the failure of a third-party manufacturer to supply us with finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; and (viii) other manufacturing or distribution issues, including limits to manufacturing capacity due to regulatory requirements, and changes in the types of products produced, such as biologics; physical limitations or other business interruptions.

Adverse outcomes in legal matters could negatively affect our business.
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries, where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) antibribery regulations such as the U.S. Foreign Corrupt Practice Act or UK Anti-Bribery Act, (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws; (viii) environmental, health and safety matters; and (iv) tax liabilities.

We depend on third parties to meet their contractual, regulatory, and other obligations.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products; manage certain marketing, selling, human resource, finance, information technology and other business unit and functional services; and meet their contractual, regulatory, and other obligations in relation to their arrangements with us. Some of these third-party providers are located in markets that are subject to political and social risk, corruption, infrastructure problems and natural disasters in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on the Company’s operations and results. In addition, if these third parties violate or are alleged to have violated any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, U.K. Bribery Act and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including from cyber security and data leakage.
A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems, or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination, intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue. We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third party providers’ databases or systems that could adversely affect our business.

Social media platforms present risks and challenges.
The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information. In addition, negative or inaccurate posts or comments about us on any social networking web site could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others through external media channels could lead to information loss, as there might not be structured processes in place to secure and protect information. Identifying new points of entry as social media continues to expand presents new challenges.

Adverse changes in U.S., global, regional or local economic conditions could adversely affect our profitability.
Global economic risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. The world’s major economies hold historically-high debt levels while experiencing slow growth and high unemployment. Several risks lie ahead, including the management of the U.S. debt level and the European sovereign debt crisis. We have significant operations in Europe, including for manufacturing. We have exposure to customer credit risks in Europe, including from government-guaranteed hospital receivables in markets where payments are not received on time. In addition, future pension plan funding requirements continue to be sensitive to global economic conditions and the related impact on equity markets. We are also exposed to other commercial risks and economic factors over which we have no control, which could pose significant challenges to our underlying profitability.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.
We have significant operations outside of the U.S. revenues from operations outside of the U.S. accounted for approximately 49% of our revenues in 2013. As such, we are exposed to fluctuations in foreign currency exchange rates which can be difficult to mitigate. We are also exposed to changes in interest rates. Our ability to access the money markets and/or capital markets could be impeded if adverse liquidity market conditions occur.

The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are then not properly stored and are later sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.
Our world headquarters are located at 345 Park Avenue, New York, NY, where we lease approximately 81,000 square feet of floor space. We own or lease approximately 194 properties in 49 countries.
We manufacture products at 12 worldwide locations, all of which are owned by us. Our manufacturing locations and aggregate square feet of floor space by geographic area were as follows at December 31, 2013:

	Number of Locations	Square Feet
United States	5	2,767,000
Europe	4	1,531,000
Rest of the World	3	514,000
Total	12	4,812,000
Portions of these manufacturing locations and the other properties owned or leased by us in the U.S. and elsewhere are used for research and development, administration, storage and distribution. For further information about our properties, see “Item 1. Business—Manufacturing and Quality Assurance."

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART IA
Executive Officers of the Registrant
Listed below is information on our executive officers as of February 14, 2014. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Chief Executive Officer and Director Member of the Senior Management Team	63
2005 to 2007 – Executive Vice President and President, Worldwide Pharmaceuticals.
2007 to 2008 – Executive Vice President and Chief Operating Officer, Worldwide Pharmaceuticals.
2008 to 2009 – Executive Vice President and Chief Operating Officer.
2009 to 2010 – President and Chief Operating Officer and Director of the Company.
2010 to present – Chief Executive Officer and Director of the Company.

Charles Bancroft Executive Vice President and Chief Financial Officer Member of the Senior Management Team	54
2005 to 2009 – Vice President, Finance, Worldwide Pharmaceuticals.
2010 to 2011 – Chief Financial Officer of the Company.
2011 to present – Executive Vice President and Chief Financial Officer of the Company.

Giovanni Caforio, M.D. Executive Vice President and Chief Commercial Officer Member of the Senior Management Team	49
2007 to 2009 – Senior Vice President, U.S. Oncology.
2009 to 2010 – Senior Vice President, Oncology, U.S. and Global Commercialization.
2011 to 2011 – Senior Vice President, Oncology and Immunology, Global Commercialization.
2011 to 2013 – President, U.S. Pharmaceuticals
2013 to present – Executive Vice President and Chief Commercial Officer

Joseph C. Caldarella Senior Vice President and Corporate Controller	58	2005 to 2010 – Vice President and Corporate Controller. 2010 to present – Senior Vice President and Corporate Controller.
Francis Cuss, MB BChir, FRCP Executive Vice President and Chief Scientific Officer Member of the Senior Management Team	59	2006 to 2010 – Senior Vice President, Discovery and Exploratory Clinical Research. 2010 to 2013 – Senior Vice President, Research. 2013 to present – Executive Vice President and Chief Scientific Officer
Brian Daniels, M.D. Senior Vice President, Global Development and Medical Affairs, Research and Development Member of the Senior Management Team	54	2004 to 2008 – Senior Vice President, Global Clinical Development. 2008 to present – Senior Vice President, Global Development and Medical Affairs.
John E. Elicker Senior Vice President, Public Affairs and Investor Relations Member of the Senior Management Team	54
2000 to 2002 – Senior Director, Investor Relations.
2002 to 2010 –Vice President, Investor Relations.
2010 to 2012 – Senior Vice President, Investor Relations.
2012 to present – Senior Vice President, Public Affairs and Investor Relations.

Frances Heller Senior Vice President, Business Development Member of the Senior Management Team	47
2003 to 2008 – Head, Strategic Alliances at Novartis Pharmaceuticals.
2008 to 2011 – Executive Vice President, Exelixis.
2011 to 2012 – Instructor, Stanford University.
2012 to present – Senior Vice President, Business Development.

Sandra Leung General Counsel and Corporate Secretary Member of the Senior Management Team	53	2006 to 2007 – Vice President, Corporate Secretary and Acting General Counsel. 2007 to present – General Counsel and Corporate Secretary.
Samuel J. Moed Senior Vice President, Strategic Planning and Analysis Member of the Senior Management Team	51	2005 to 2010 – Senior Vice President, Worldwide Strategy and Operations. 2010 to 2012 – Senior Vice President, Strategy. 2012 to present – Senior Vice President, Strategic Planning and Analysis.

Name and Current Position	Age	Employment History for the Past 5 Years
Anne Nielsen Senior Vice President and Chief Compliance and Ethics Officer Member of the Senior Management Team	53
2001 to 2009 – Vice President and Senior Counsel
2009 to 2013 – Vice President and Associate General Counsel
2013 to 2013 – Senior Vice President and Deputy General Counsel
2013 to present – Senior Vice President and Chief Compliance and Ethics Officer

Louis S. Schmukler President, Global Manufacturing and Supply Member of the Senior Management Team	58
2007 to 2009 – Senior Vice President, Pharmaceutical Operating Unit, Wyeth Pharmaceuticals, Inc.
2009 to 2011 – Senior Vice President, Specialty/Biotechnology Operating Unit, Pfizer.
2011 to present – President, Global Manufacturing and Supply.

Paul von Autenried Senior Vice President, Enterprise Services and Chief Information Officer Member of the Senior Management Team	52
2007 to 2011 – Vice President and Chief Information Officer.
2011 to 2012 – Senior Vice President and Chief Information Officer.
2012 to present – Senior Vice President, Enterprise Services and Chief Information Officer.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.
Market Prices
Bristol-Myers Squibb common stock is traded on the New York Stock Exchange (NYSE) (Symbol: BMY). A quarterly summary of the high and low market prices is presented below:

	2013		2012
	High	Low	High	Low
Common:
First Quarter	$41.19	$32.71	$35.01	$31.85
Second Quarter	47.68	39.68	35.95	32.47
Third Quarter	47.53	41.32	36.15	31.57
Fourth Quarter	53.84	46.41	34.38	30.81

Holders of Common Stock

The number of record holders of common stock at December 31, 2013 was 51,115.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Our Board of Directors declared the following dividends per share, which were paid in 2013 and 2012 in the quarters indicated below:

	Common		Preferred
	2013	2012	2013	2012
First Quarter	$0.35	$0.34	$0.50	$0.50
Second Quarter	0.35	0.34	0.50	0.50
Third Quarter	0.35	0.34	0.50	0.50
Fourth Quarter	0.35	0.34	0.50	0.50
	$1.40	$1.36	$2.00	$2.00
In December 2013, our Board of Directors declared a quarterly dividend of $0.36 per share on our common stock which was paid on February 3, 2014 to shareholders of record as of January 3, 2014. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 3, 2014 to shareholders of record as of February 7, 2014.

Issuer Purchases of Equity Securities
The following table summarizes the surrenders and repurchases of our equity securities during the 12 month period ended December 31, 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2013	3,206,822	$34.25	3,191,812	$1,672
February 1 to 28, 2013	2,466,156	$36.67	2,452,642	$1,583
March 1 to 31, 2013	4,780,971	$38.45	2,510,200	$1,484
Three months ended March 31, 2013	10,453,949		8,154,654
April 1 to 30, 2013	675,677	$40.85	665,458	$1,456
May 1 to 31, 2013	519,070	$41.65	487,187	$1,436
June 1 to 30, 2013	402,285	$46.30	391,002	$1,418
Three months ended June 30, 2013	1,597,032		1,543,647
July 1 to 31, 2013	793,859	$44.44	784,977	$1,383
August 1 to 31, 2013	342,124	$43.59	334,261	$1,368
September 1 to 30, 2013	7,113	$41.90	—	$1,368
Three months ended September 30, 2013	1,143,096		1,119,238
October 1 to 31, 2013	29,164	$47.22	—	$1,368
November 1 to 30, 2013	20,603	$52.50	—	$1,368
December 1 to 31, 2013	6,026	$51.65	—	$1,368
Three months ended December 31, 2013	55,793		—
Twelve months ended December 31, 2013	13,249,870		10,817,539

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced programs is different because shares of common stock are withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by an additional $3.0 billion. The repurchase program does not have an expiration date and we may consider future repurchases.

Item 6.	SELECTED FINANCIAL DATA.
Five Year Financial Summary

Amounts in Millions, except per share data	2013	2012	2011	2010	2009
Income Statement Data:(a)
Total Revenues	$16,385	$17,621	$21,244	$19,484	$18,808
Continuing Operations:
Net Earnings	2,580	2,501	5,260	4,513	4,420
Net Earnings Attributable to:
Noncontrolling Interest	17	541	1,551	1,411	1,181
BMS	2,563	1,960	3,709	3,102	3,239

Net Earnings per Common Share Attributable to BMS:
Basic	$1.56	$1.17	$2.18	$1.80	$1.63
Diluted	$1.54	$1.16	$2.16	$1.79	$1.63

Average common shares outstanding:
Basic	1,644	1,670	1,700	1,713	1,974
Diluted	1,662	1,688	1,717	1,727	1,978

Cash dividends paid on BMS common and preferred stock	$2,309	$2,286	$2,254	$2,202	$2,466

Cash dividends declared per common share	$1.41	$1.37	$1.33	$1.29	$1.25

Financial Position Data at December 31:
Cash and cash equivalents	$3,586	$1,656	$5,776	$5,033	$7,683
Marketable securities(b)	4,686	4,696	5,866	4,949	2,200
Total Assets	38,592	35,897	32,970	31,076	31,008
Long-term debt(c)	7,981	7,232	5,376	5,328	6,130
Equity	15,236	13,638	15,867	15,638	14,785

(a)
For a discussion of items that affected the comparability of results for the years 2013, 2012 and 2011, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(b)	Includes current and non-current marketable securities.

(c)	Also includes the current portion of long-term debt.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global specialty care biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We license, manufacture, market, distribute and sell pharmaceutical products on a global basis.

The comparability of total revenues and earnings to the prior year periods was impacted by the reduction in our share of Abilify* (aripiprazole) revenues from 51.5% in 2012 to 34.0% in 2013, the acquisition of Amylin and expanded diabetes alliance arrangement with AstraZeneca in 2012, the loss of exclusivity of Plavix* in 2012, and a $1.8 billion intangible asset impairment charge in 2012.

As we transitioned away from Plavix* and Avapro*/Avalide*, we continued to grow our key brands. We also shifted our strategic focus in early-stage research and development and advanced our immuno-oncology portfolio, our hepatitis C portfolio and the rest of our late-stage pipeline.

In February 2014, BMS sold to AstraZeneca the diabetes business of BMS which comprised our global alliance with them, including all rights and ownership to Onglyza (saxagliptin), Forxiga (dapagliflozin), Bydureon* (exenatide extended-release for injectable suspension), Byetta* (exenatide), Symlin* (pramlintide acetate) and metreleptin. AstraZeneca paid $2.7 billion to BMS at closing, a $600 million milestone in February 2014 for the approval of Farxiga (dapagliflozin) in the U.S., and will make contingent regulatory and sales-based milestone payments of up to $800 million and royalty payments based on net sales through 2025. See “Item 8. Financial Statements—Note 5. Assets Held-For-Sale” for further discussion.

Highlights
The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2013	2012	2011
Total Revenues	$16,385	$17,621	$21,244
Total Expenses	13,494	15,281	14,263
Earnings before Income Taxes	2,891	2,340	6,981
Provision for/(Benefit from) Income Taxes	311	(161)	1,721
Effective tax/(benefit) rate	10.8%	(6.9)%	24.7%

Net Earnings Attributable to BMS
GAAP	2,563	1,960	3,709
Non-GAAP	3,019	3,364	3,921

Diluted Earnings Per Share
GAAP	1.54	1.16	2.16
Non-GAAP	1.82	1.99	2.28

Cash, Cash Equivalents and Marketable Securities	8,272	6,352	11,642

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

Business Environment

The pharmaceutical/biotechnology industry is highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect revenues of our products, including product efficacy, safety, price, demand, competition and cost-effectiveness; marketing effectiveness; market access; product labeling; quality control and quality assurance of our manufacturing operations; and research and development of new products. To successfully compete in the healthcare industry, we must demonstrate that our products offer medical benefits and cost advantages. Our new product introductions often compete with other products already on the market in the same therapeutic category, in addition to potential competition of new products that competitors may introduce in the future. We manufacture branded products, which are priced higher than generic products. Generic competition is one of our key challenges.

In the pharmaceutical/biotechnology industry, the majority of an innovative product’s commercial value is usually realized during its market exclusivity period. Afterwards, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon exclusivity loss, we can experience a significant reduction of that product’s sales in a short period of time. Competitors seeking approval of biological products under a full Biologics License Application (BLA) must file their own safety and efficacy data and address the challenges of biologics manufacturing, involving more complex processes and costs than those of other pharmaceutical operations. Under the U.S. healthcare legislation enacted in 2010, there is an abbreviated path for regulatory approval of biosimilar versions of biological products. This path for approval of biosimilar products under the U.S. healthcare legislation significantly affects the regulatory data exclusivity for biological products. The legislation provides a regulatory mechanism allowing for regulatory approval of biologic drugs similar to (but not necessarily generic copies of) innovative drugs on the basis of less extensive data than required by a full BLA. It is not possible at this time to reasonably assess the impact of the U.S. biosimilar legislation on the Company.
Globally, the healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that will continue to impact our total revenues. In March 2010, the U.S. government enacted healthcare reform legislation, signing into law the Patient Protection and Affordable Care Act (HR 3590) and a reconciliation bill containing a package of changes to the healthcare bill. We will continue to experience additional financial costs and certain other changes to our business as healthcare law provisions become effective.

The aggregate financial impact of U.S. healthcare reform over the next few years depends on a number of factors, including but not limited to pending implementation guidance, potential changes in sales volume eligible for the new rebates, discounts or fees, and the expected increase in the number of people with healthcare coverage from the Patient Protection and Affordable Care Act.

In many regions outside the U.S., we operate in environments of government-mandated, cost-containment programs, or under other regulatory bodies or groups exerting downward pressure on pricing. For example, pricing freedom is limited in the United Kingdom (UK) by the operation of a profit control plan and in Germany by the operation of a reference price system. Many European countries have continuing fiscal challenges as healthcare payers, including government agencies, have reduced and are expected to continue to reduce the cost of healthcare through actions that directly or indirectly impose additional price restrictions. Companies also face significant delays in market access for new products as more than two years can elapse after drug approval before new medicines are available in some countries.

The growth of Managed Care Organizations (MCOs) in the U.S. significantly impacted competition in the healthcare industry. MCOs seek to reduce healthcare expenditures for participants through volume purchases and long-term contractual discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs is an important part of our strategy. Companies compete for inclusion in MCO formularies and we generally are successful in having our key products included. We believe that developments in the managed care industry, including on going consolidation, continue to have a downward pressure on prices.

Pharmaceutical and biotechnology production processes are complex, highly regulated and vary widely by product. Shifting or adding manufacturing capacity is usually a lengthy process requiring significant capital expenditures and regulatory approvals. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. As biologics become a larger percentage of our product portfolio, we will continue to maintain supply arrangements with third-party manufacturers and incur substantial investments to increase our internal capacity to produce biologics on a commercial scale. The United States Food and Drug Administration (FDA) approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in the facility.

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

Strategy

Since 2007, we have been transforming BMS into a leading-edge biopharma company focused exclusively on discovering, developing, and delivering innovative medicines that address serious unmet medical needs. We continue to evolve driven by this fundamental objective as we grow our marketed products and progress our pipeline.

We are focused on four core therapeutic areas: oncology, virology, immunology, and specialty cardiovascular disease. Within oncology, we are pioneering innovative medicines in the area of immuno-oncology which unlock the body’s own immune system to battle cancer. Yervoy (ipilimumab), our first immuno-oncology agent, was introduced in 2011 for the treatment of metastatic melanoma and we continue to invest significantly in our deep pipeline of innovative medicines in this area covering a broad array of cancers.

We are evolving our commercial model and growing our marketed product portfolio in a manner consistent with our overall strategy. In oncology, we are building on the success of Yervoy, which yielded 2013 revenues of nearly $1 billion, and other products such as Sprycel (dasatinib) and Erbitux* (cetuximab). Beyond oncology, we continue to support key brands in our virology franchise such as Reyataz (atazanavir sulfate) and Baraclude (entecavir) (together accounting for approximately $3 billion in revenues in 2013), in addition to investing in Orencia (abatacept), the key brand in our immunology portfolio, which accounted for approximately $1.4 billion in revenues in 2013. Additionally, we are strongly committed to Eliquis (apixaban), a novel oral anti-coagulant, which launched globally in 2013.

In February 2014, we divested our diabetes portfolio which allows us to further accelerate the evolution of our business model into a leading specialty care biopharma company. This transaction also allows us to focus our resources behind our growth opportunities that drive the greatest long-term value.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of key brands, executing new product launches, investing in our pipeline, maintaining a culture of continuous improvement, and pursuing disciplined capital allocation, including through business development.

Product and Pipeline Developments
We manage our research and development (R&D) programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-45% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. While we do not expect all of our late-stage development programs to make it to market, our late-stage development programs are the R&D programs that could potentially have an impact on our revenue and earnings within the next few years. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Hepatitis C Portfolio - (Daclatasvir - a NS5A replication complex inhibitor in development; Asunaprevir - a NS3 protease inhibitor in development; BMS-791325 - a NS5B non-nucleoside polymerase inhibitor in development)

•
In January 2014, the Company announced that the European Medicines Agency (EMA) has validated the marketing authorization application (MAA) for the use of daclatasvir for the treatment of adults with chronic hepatitis C with compensated liver disease, including genotype 1, 2, 3 and 4. The application seeks the approval of daclatasvir for use in combination with other agents, including sofosbuvir, for the treatment of chronic hepatitis C. The EMA's validation marks the start of an accelerated regulatory review process.

•
In November 2013, the Company announced the submission of a New Drug Application (NDA) to Japan's Pharmaceutical and Medical Devices Agency. The submission was based on results from a Phase III study demonstrating that the 24-week, all-oral regimen of daclatasvir and asunaprevir achieved an overall sustained virologic response 24 weeks after the end of treatment of 84.7% in Japanese patients with chronic hepatitis genotype 1b who were either interferon ineligible/intolerant or non-responders (null and partial) to interferon-based therapies.

•
In April 2013, at the European Association for the Study of the Liver in Amsterdam, the Company announced new Phase II data demonstrating that 12- and 24-week triple direct-acting antiviral treatment regimens of daclatasvir, asunaprevir, and BMS-791325 showed high rates of sustained virologic response of up to 94% in treatment-naïve, genotype 1 chronic hepatitis C patients, at time points ranging from 4 to 36 weeks post-treatment. The FDA designated this triple-DAA regimen as a Breakthrough Therapy for the treatment of chronic hepatitis C.

Baraclude (entecavir) - an oral antiviral agent for the treatment of chronic hepatitis B

•	In December 2013, the Company announced that the FDA has granted an additional six month period of exclusivity to market Baraclude.

•
In February 2013, the U.S. District Court for the District of Delaware invalidated the composition of matter patent covering Baraclude, which was scheduled to expire in 2015. See "Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies" for further discussion. The Company is prepared to take legal action in the event that Teva Pharmaceutical Industries Ltd. (Teva) chooses to launch its generic product prior to the resolution of the Company's appeal.

Sustiva (efavirenz) - a non-nucleoside reverse transcriptase inhibitor for the treatment of Human Immunodeficiency Virus (HIV)

•
In February 2013, the Company announced that the FDA has granted an additional six-month period of exclusivity to market Sustiva. Exclusivity for Sustiva in the U.S. is now scheduled to expire in March 2015.

Nivolumab - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment.

•
In October 2013, the Company announced long-term follow-up results from the lung cancer cohort (n=129) of the expanded Phase I dose-ranging study (003) of nivolumab. Results showed sustained activity in heavily pre-treated patients with non-small-cell lung cancer as defined by one- and two-year survival rates of 42% and 24%, respectively, across dose cohorts.

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

Sprycel (dasatanib) - an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate). Sprycel is part of our strategic alliance with Otsuka.

•
In December 2013, at the American Society of Hematology, the Company and Otsuka announced four-year follow-up data from the Phase III DASISION study of Sprycel 100 mg once daily vs. Gleevec* (400 mg daily) in the first-line treatment of adults with Philadelphia chromosome-positive chronic phase chronic myeloid leukemia. At four years, 76% of Sprycel patients vs. 63% of Gleevec* patients achieved a major molecular response Additionally, 84% of Sprycel patients vs. 64% of Gleevec* patients achieved BCR-ABL ≤10% at three months, which is considered an optimal molecular response as defined by treatment guidelines (2013 European LeukemiaNet guidelines). Patients in both arms who achieved this response at three months had improved overall survival and progression-free survival at four years versus those who did not. At four years, 67% of Sprycel patients (n=172) and 65% of Gleevec* patients (n=168) remained on treatment.

Yervoy (ipilimumab) - a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	In November 2013, the EMA has approved the use of Yervoy in first line (chemotherapy naïve) advanced melanoma patients.

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

•
In September 2013, the Company announced results from the Phase III randomized, double-blind clinical trial (Study 043) comparing Yervoy to placebo following radiation in patients with advanced metastatic castration-resistant prostate cancer who have received prior treatment with docetaxel. The study's primary endpoint of overall survival did not reach statistical significance. However, antitumor activity was observed across some efficacy endpoints, including progression free-survival.

Elotuzumab - a humanized monoclonal antibody being investigated as an anticancer treatment. Elotuzumab is part of our strategic alliance with AbbVie Inc. (AbbVie).

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

Abilify* (aripiprazole) - an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•	In January 2013, the European Commission (EC) approved Abilify* for the treatment of pediatric bipolar mania.

Metreleptin - a protein in development for the treatment of lipodystrophy that was part of our strategic alliance with AstraZeneca and included in our sale of the diabetes business to them

•
In June 2013, the Company and AstraZeneca announced the FDA has accepted the filing and granted a Priority Review designation for the BLA. In July 2013, the FDA notified the Company and its partner, AstraZeneca, that it will require a three-month extension to complete its review of the data supporting the BLA. In December 2013, the Company and AstraZeneca announced the FDA's Endocrinologic and Metabolic Drugs Advisory Committee (EMDAC) recommended metreleptin for the treatment of pediatric and adult patients with generalized lipodystrophy (LD). EMDAC did not recommend metreleptin in patients with partial LD for the indication currently proposed. The Company and AstraZeneca remain committed to pursuing metreleptin for treatment in patients with metabolic disorders associated with partial LD. The Companies acknowledged the EMDAC's feedback and will continue to work with the FDA to identify the appropriate patients with partial LD who may benefit from metreleptin. The Prescription Drug User Free Act (PDUFA) date, the date by which a decision by the FDA is expected, is February 27, 2014.

Farxiga/Xigduo (dapagliflozin and metformin hydrochloride) - an oral sodium-glucose cotransporter (SGLT2) inhibitor for the treatment of diabetes that was part of our strategic alliance with AstraZeneca and included in our sale of the diabetes business to them

•	In January 2014, the Company and AstraZeneca announced that Xigduo has been granted marketing authorization by the European Commission for the treatment of type 2 diabetes in the EU.

•	In January 2014, the Company and AstraZeneca announced the FDA has approved Farxiga to improve glycemic control, along with diet and exercise, in adults with type 2 diabetes.

•
In September 2013, at the Annual Meeting of the European Association for the Study of Diabetes (EASD), the Company and AstraZeneca announced results from a Phase III study evaluating dapagliflozin in adult patients with type 2 diabetes who were inadequately controlled on combination treatment with metformin plus sulfonylurea. Patients treated with dapagliflozin as an add on therapy to metformin plus sulfonylurea demonstrated significant improvements in glycosylated hemoglobin levels (HbA1c) and, among key secondary endpoints, significant reductions in fasting plasma glucose and body weight compared to placebo at 24 weeks. Significant improvements were also observed in seated systolic blood pressure at eight weeks in patients treated with dapagliflozin compared to placebo.

•
In June 2013, the Company and AstraZeneca announced the results of a two-week Phase IIa pilot study evaluating Farxiga added to insulin in 70 adult patients with sub-optimally controlled type 1 diabetes, which showed that the mean of daily blood glucose derived from 7-point glucose measurements trended downward in all treatment groups through day seven and reductions in total daily insulin dosing at day seven were observed with Farxiga.

•	In March 2013, the Japanese Ministry of Health, Labor and Welfare also accepted for review the regulatory submission for Farxiga for the treatment of type 2 diabetes.

•	In January 2013, China‘s State Food and Drug Administration accepted for review the regulatory submission for Farxiga for the treatment of type 2 diabetes.

Onglyza (saxagliptin) - a once-daily oral tablet for the treatment of type 2 diabetes that is part of our strategic alliance with AstraZeneca and included in our sale of the diabetes business to them

•
In February 2014, the FDA announced that it is requesting clinical trial data to investigate a possible association between use of Onglyza/Kombiglyze and heart failure. The FDA stated that this request is part of a broader evaluation that the FDA is conducting of all type 2 diabetes drug therapies and cardiovascular risk.

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

Orencia (abatacept) - a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy.

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

Eliquis - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our strategic alliance with Pfizer.

•
In December 2013, the Company and Pfizer announced that the FDA has accepted for review a Supplemental New Drug Application for Eliquis for treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and for the reduction in the risk of recurrent DVT and PE. The PDUFA date is August 25, 2014.

•	In November 2013, the European Medicines Agency accepted for review an application for Eliquis for the treatment of DVT and PE, and prevention of recurrent DVT and PE.

•
In September 2013 at the European Society of Cardiology (ESC) Congress, the Company and Pfizer announced the results of a posthoc subanalysis from the Phase III ARISTOTLE trial, which evaluated Eliquis compared to warfarin in patients with or without other types of valvular heart disease (VHD) who were eligible for enrollment in the ARISTOTLE trial, including mitral regurgitation, mitral stenosis, aortic regurgitation, aortic stenosis, tricuspid regurgitation, or valve surgery. The results of this subanalysis were consistent with the results of the overall ARISTOTLE trial and demonstrated that Eliquis compared with warfarin reduced stroke or systemic embolism, caused fewer major bleeding events, and reduced all-cause mortality in NVAF patients with or without VHD.

•
In August 2013 at the ESC, the Company and Pfizer announced the results of a post-hoc subanalysis from the Phase III ARISTOTLE trial which showed comparable rates of clinical events versus the warfarin treatment arm in a 30-day period following a procedure which required the temporary discontinuation of an anticoagulant prior to and following the procedure.

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

RESULTS OF OPERATIONS

Total Revenues
The composition of the changes in revenues was as follows:

	Year Ended December 31,			2013 vs. 2012				2012 vs. 2011
	Total Revenues			Analysis of % Change				Analysis of % Change
				Total			Foreign	Total			Foreign
Dollars in Millions	2013	2012	2011	Change	Volume	Price	Exchange	Change	Volume	Price	Exchange
United States	$8,318	$10,384	$14,039	(20)%	(19)%	(1)%	—	(26)%	(30)%	4%	—
Europe	3,930	3,706	3,879	6%	7%	(3)%	2%	(4)%	6%	(3)%	(7)%
Rest of the World	3,295	3,204	3,237	3%	11%	(2)%	(6)%	(1)%	2%	(1)%	(2)%
Other(a)	842	327	89	**	N/A	N/A	—	**	N/A	N/A	—
Total	$16,385	$17,621	$21,244	(7)%	(5)%	(1)%	(1)%	(17)%	(17)%	2%	(2)%

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.

**	Change in excess of 100%.

No single country outside the U.S. contributed more than 10% of total revenues in any period presented. In general, our business is not seasonal.

The change in U.S. revenues in both periods attributed to volume reflects the exclusivity loss of Plavix* in May 2012 and Avapro*/Avalide* in March 2012, partially offset by increased demand for most key products and Amylin-related product revenues following the completion of our acquisition in August 2012.

The change in U.S. revenues in 2013 attributed to price was a result of the reduction in our share of Abilify* (aripiprazole) revenues from 51.5% in 2012 to 34.0% in 2013 (8% impact) partially offset by higher average net selling prices of Abilify* and other key products. The change in U.S. revenues in 2012 attributed to price was a result of higher average net selling prices of Abilify* and other key products partially offset by the reduction in our share of Abilify* revenues from 53.5% to 51.5% in 2012. See “—Key Products” for further discussion of total revenues by key product.

Revenues in Europe increased in 2013 due to volume growth for most key products, Amylin-related product revenues following the transition of non-U.S. operations in the the second quarter of 2013 and favorable foreign exchange partially offset by the restructured Sanofi agreement. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion. Revenues decreased in 2012 primarily due to unfavorable foreign exchange and lower revenues of certain mature brands from divestitures and generic competition as well as generic competition for Plavix* and Avapro*/Avalide* partially offset by volume growth for most key products. Revenues in both periods continued to be negatively impacted by fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, and other restrictive measures.

Revenues in the Rest of the World increased in 2013 due to volume growth for most key products partially offset by the restructured Sanofi agreement, unfavorable foreign exchange (particularly in Japan), and generic competition for mature brands. Revenues in the Rest of the World decreased in 2012 due to generic competition for Plavix* and Avapro*/Avalide* and lower revenues of mature brands from generic competition and divestitures partially offset by volume growth for most key products.

Other revenues increased in 2013 due to higher royalties resulting from the restructured Sanofi agreement and alliance and other revenue attributed to mature brands and over-the-counter products alliances. Other revenues increased in 2012 due to enhanced royalty-related revenues and higher revenues attributed to active pharmaceutical ingredient supply agreements resulting from divestitures of manufacturing facilities and restructured alliance agreements. These revenues are expected to decline in 2015 and 2016 upon the expiration of certain royalty and alliance agreements. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion of the alliances.

In February 2014, BMS sold to AstraZeneca the diabetes business of BMS which comprised our global alliance with them, including all rights and ownership to Onglyza, Forxiga, Bydureon*, Byetta*, Symlin* and metreleptin. Total revenues of these products were $1.7 billion in 2013. See "Item 8. Financial Statements—Note 5. Assets Held-For-Sale" for further discussion.

We recognize revenue net of gross-to-net adjustments that are further described in "—Critical Accounting Policies". Our share of certain Abilify* and Atripla* revenues is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were approximately $1.1 billion in 2013, $1.5 billion in 2012 and $1.3 billion in 2011. Changes in these gross-to-net adjustments were impacted by additional rebates and discounts required under U.S. healthcare reform and a reduction in our share of Abilify* revenues.

The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2012	$51	$28	$417	$411	$161	$181	$1,249
Provision related to sale made in:
Current period	651	191	351	423	256	451	2,323
Prior period	—	1	(67)	(37)	(8)	(17)	(128)
Returns and payments	(663)	(208)	(561)	(459)	(88)	(435)	(2,414)
Amylin acquisition	2	1	34	13	23	3	76
Impact of foreign currency translation	—	—	1	—	1	—	2
Balance at December 31, 2012	$41	$13	$175	$351	$345	$183	$1,108
Provision related to sale made in:
Current period	563	154	504	360	114	540	2,235
Prior period	—	—	(5)	(85)	(52)	(6)	(148)
Returns and payments	(565)	(153)	(477)	(388)	(107)	(479)	(2,169)
Assets/related liabilities held-for-sale	(2)	(2)	(48)	(11)	(20)	(1)	(84)
Impact of foreign currency translation	—	—	(2)	—	(1)	(1)	(4)
Balance at December 31, 2013	$37	$12	$147	$227	$279	$236	$938
The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Year Ended December 31,			% Change
Dollars in Millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross product sales	$14,391	$15,849	$20,385	(9)%	(22)%
Gross-to-Net Adjustments
Charge-Backs Related to Government Programs	(563)	(651)	(767)	(14)%	(15)%
Cash Discounts	(154)	(192)	(282)	(20)%	(32)%
Managed Healthcare Rebates and Other Contract Discounts	(499)	(284)	(752)	76%	(62)%
Medicaid Rebates	(275)	(386)	(536)	(29)%	(28)%
Sales Returns	(62)	(248)	(76)	(75)%	**
Other Adjustments	(534)	(434)	(350)	23%	24%
Total Gross-to-Net Adjustments	(2,087)	(2,195)	(2,763)	(5)%	(21)%
Net product sales	$12,304	$13,654	$17,622	(10)%	(23)%

**    Change in excess of 100%

Gross-to-net adjustment rates are primarily a function of changes in revenues mix and contractual and legislative discounts and rebates. Gross-to-net adjustments decreased in 2013 and 2012 due to:

•	Chargebacks related to government programs, cash discounts and Medicaid rebates decreased in both periods as a result of lower Plavix* revenues following its loss of exclusivity.

•
Managed healthcare rebates and other contract discounts in 2013 increased primarily due to Amylin-related net product sales. Managed healthcare rebates and other contract discounts in 2012 decreased primarily as a result of lower Plavix* revenues following its loss of exclusivity. Managed healthcare rebates and other contract discounts in 2012 also decreased due to a $67 million reduction in the estimated amount of Medicare Part D coverage gap discounts attributable to prior period rebates after receiving actual invoices and the nonrenewal of Plavix* contract discounts in the Medicare Part D program as of January 1, 2012.

•
The estimated Medicaid rebates attributable to prior period sales were reduced by $85 million in 2013 and $37 million in 2012 after receiving actual invoices and other information from certain state Medicaid administrative offices.

•
The provision for sales returns was higher in 2012 as a result of the loss of exclusivity of Plavix* and Avapro*/Avalide*. The U.S. sales return reserves for these products were $147 million and $173 million at December 31, 2013 and 2012, respectively, and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior and twelve months after product expiration. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns, which are mostly expected to occur in 2014.

•	Other adjustments increased in 2013 primarily due to higher government rebates in non-U.S. markets. Other adjustments increased in 2012 due to U.S. co-pay and coupon programs.

Key Products
Revenues of key products represented 83% of total revenue in 2013, 84% in 2012 and 86% in 2011. The following table presents U.S. and international revenues by key product, the percentage change from the prior period and the foreign exchange impact when compared to the prior period. Commentary detailing the reasons for significant variances for key products is provided below:

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Key Products
Virology
Baraclude (entecavir)	$1,527	$1,388	$1,196	10%	16%	(3)%	(2)%
U.S.	289	241	208	20%	16%	—	—
Non-U.S.	1,238	1,147	988	8%	16%	(3)%	(2)%

Reyataz (atazanavir sulfate)	1,551	1,521	1,569	2%	(3)%	(1)%	(3)%
U.S.	769	783	771	(2)%	2%	—	—
Non-U.S.	782	738	798	6%	(8)%	(2)%	(6)%

Sustiva (efavirenz) Franchise	1,614	1,527	1,485	6%	3%	—	(2)%
U.S.	1,092	1,016	950	7%	7%	—	—
Non-U.S.	522	511	535	2%	(4)%	1%	(5)%

Oncology
Erbitux* (cetuximab)	696	702	691	(1)%	2%	—	—
U.S.	682	688	681	(1)%	1%	—	—
Non-U.S.	14	14	10	—	40%	—	(2)%

Sprycel (dasatinib)	1,280	1,019	803	26%	27%	(4)%	(4)%
U.S.	541	404	299	34%	35%	—	—
Non-U.S.	739	615	504	20%	22%	(7)%	(6)%

Yervoy (ipilimumab)	960	706	360	36%	96%	—	N/A
U.S.	577	503	323	15%	56%	—	—
Non-U.S.	383	203	37	89%	**	—	N/A

Neuroscience
Abilify* (aripiprazole)	2,289	2,827	2,758	(19)%	3%	—	(1)%
U.S.	1,519	2,102	2,052	(28)%	2%	—	—
Non-U.S.	770	725	706	6%	3%	1%	(7)%

Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	298	78	N/A	**	N/A	N/A	N/A
U.S.	263	75	N/A	**	N/A	—	N/A
Non-U.S.	35	3	N/A	**	N/A	N/A	N/A

Byetta* (exenatide)	400	149	N/A	**	N/A	N/A	N/A
U.S.	304	147	N/A	**	N/A	—	N/A
Non-U.S.	96	2	N/A	**	N/A	N/A	N/A

Forxiga (dapagliflozin)	23	—	N/A	N/A	N/A	N/A	N/A
U.S.	N/A	N/A	N/A	N/A	N/A	—	N/A
Non-U.S.	23	—	N/A	N/A	N/A	N/A	N/A

Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	877	709	473	24%	50%	—	(2)%
U.S.	591	516	346	15%	49%	—	—
Non-U.S.	286	193	127	48%	52%	(2)%	(9)%

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Key Products (continued)
Immunoscience
Nulojix (belatacept)	$26	$11	$3	**	**	—	N/A
U.S.	20	9	3	**	**	—	—
Non-U.S.	6	2	—	**	N/A	—	N/A

Orencia (abatacept)	1,444	1,176	917	23%	28%	(2)%	(2)%
U.S.	954	797	621	20%	28%	—	—
Non-U.S.	490	379	296	29%	28%	(8)%	(6)%

Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	231	503	952	(54)%	(47)%	—	(1)%
U.S.	(7)	155	549	**	(72)%	—	—
Non-U.S.	238	348	403	(32)%	(14)%	—	(3)%

Eliquis (apixaban)	146	2	—	**	N/A	—	N/A
U.S.	97	—	N/A	N/A	N/A	—	—
Non-U.S.	49	2	—	**	N/A	—	N/A

Plavix* (clopidogrel bisulfate)	258	2,547	7,087	(90)%	(64)%	—	—
U.S.	153	2,424	6,709	(94)%	(64)%	—	—
Non-U.S.	105	123	378	(15)%	(67)%	3%	(1)%

Mature Products and All Other	2,765	2,756	2,950	—	(7)%	(1)%	(3)%
U.S.	474	524	527	(10)%	(1)%	—	—
Non-U.S.	2,291	2,232	2,423	3%	(8)%	(1)%	(3)%
**    Change in excess of 100%

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. revenues in both periods increased due to higher average net selling prices and higher demand. We may experience a rapid and significant decline in U.S. revenues beginning in 2014 due to possible generic competition following a Federal court’s decision in February 2013 invalidating the composition of matter patent.

•	International revenues increased in both periods due to higher demand partially offset by unfavorable foreign exchange.

Reyataz — a protease inhibitor for the treatment of the HIV

•	U.S. revenues in 2013 decreased due to lower demand partially offset by higher average net selling prices. U.S. revenues in 2012 increased due to higher average net selling prices.

•
International revenues in 2013 increased due to higher demand and the timing of government purchases in certain countries. International revenues in 2012 decreased due to unfavorable foreign exchange, the timing of government purchases in certain countries and lower demand resulting from competing products.

Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our alliance with Gilead

•
U.S. revenues in 2013 increased due to higher average net selling prices partially offset by lower demand. U.S. revenues in 2012 increased primarily due to higher demand and higher average net selling prices.

•	International revenues in 2013 increased due to favorable foreign exchange. International revenues in 2012 decreased due to unfavorable foreign exchange.

Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use against colorectal cancer and head and neck cancer. Erbitux* is part of our strategic alliance with Lilly.

•	U.S. revenues in both periods remained relatively flat.

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

•	U.S. revenues in both periods increased primarily due to higher demand and higher average net selling prices.

•	International revenues in both periods increased primarily due to higher demand partially offset by unfavorable foreign exchange.

Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•
U.S. revenues in both periods increased due to higher demand. U.S. revenues in 2013 were also favorably impacted by the recognition of $27 million of revenues that were previously deferred until sufficient historical experience to estimate sales returns was developed.

•	International revenues in both periods increased due to higher demand.

Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our strategic alliance with Otsuka

•
U.S. revenues decreased due to a reduction in our contractual share of revenues from 51.5% in 2012 to a 34.0% in 2013, which was partially offset by higher average net selling prices. U.S. revenues in 2012 increased due to higher average net selling prices and a $62 million reduction in BMS’s share in the estimated amount of customer rebates and discounts attributable to 2011 based on actual invoices received.

•	International revenues in both periods increased primarily due to higher demand. International revenues were impacted by unfavorable foreign exchange in 2012.

Bydureon* — a once-weekly GLP-1 receptor agonist for the treatment of type 2 diabetes and was part of our strategic alliance with AstraZeneca

•	U.S. revenues are included in our results since the completion of our Amylin acquisition in August 2012.

•
The transition of international operations of Bydureon* in a majority of markets from Lilly was completed in the second quarter of 2013. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

Byetta* — a twice daily glucagon-like peptide-1 (GLP-1) receptor agonist for the treatment of type 2 diabetes and was part of our strategic alliance with AstraZeneca

•	U.S. revenues are included in our results since the completion of our Amylin acquisition in August 2012.

•
The transition of international operations of Byetta* in a majority of markets from Lilly was completed in the second quarter of 2013. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

Forxiga — an oral sodium-glucose cotransporter (SGLT2) inhibitor for the treatment of type 2 diabetes and was part of our strategic alliance with AstraZeneca

•	Forxiga was launched for the treatment of type 2 diabetes in a limited number of EU markets during the fourth quarter of 2012 and continues to be launched in various EU markets.

Onglyza/Kombiglyze (known in the EU as Onglyza/Komboglyze) — a once-daily oral tablet for the treatment of type 2 diabetes and was part of our strategic alliance with AstraZeneca

•	U.S. revenues in 2013 increased primarily due to higher average net selling prices. U.S. revenues in 2012 increased primarily due to higher overall demand and higher average net selling prices.

•	International revenues increased in both periods primarily due to higher demand, which was partially offset by unfavorable foreign exchange in 2012.

Nulojix — a fusion protein with novel immunosuppressive activity targeted at prevention of kidney transplant rejection

•	Nulojix was approved and launched in the U.S. and EU during 2011.

Orencia — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. revenues in both periods increased primarily due to higher demand and higher average net selling prices.

•
International revenues in both periods increased primarily due to higher demand, partially driven by the launch of the subcutaneous formulation of Orencia in certain EU markets beginning in the second quarter of 2012, partially offset by unfavorable foreign exchange.

Avapro*/Avalide* (known in the EU as Aprovel*/Karvea*) — an angiotensin II receptor blocker for the treatment of hypertension and diabetic nephropathy that is also part of the Sanofi alliance

•
U.S. revenues are no longer recognized following the restructured Sanofi agreement, effective January 1, 2013. Negative sales in 2013 were due to an increase in the sales return reserve for Avalide*. U.S. revenues decreased in 2012 due to the loss of exclusivity in March 2012.

•
International revenues were impacted by changes attributed to the restructured Sanofi agreement. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion. International revenues in 2012 decreased due to lower demand including from generic competition in certain EU markets and Canada.

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

•	Eliquis was approved in the EU for VTE prevention in May 2011 and was launched in a limited number of EU countries beginning in May 2011.

Plavix* — a platelet aggregation inhibitor that is part of our alliance with Sanofi

•	U.S. revenues in both periods decreased due to the loss of exclusivity in May 2012.

•
International revenues in 2013 were impacted by changes attributed to the restructured Sanofi agreement. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion. International revenues in 2012 were negatively impacted by generic clopidogrel products in the EU, Canada, and Australia.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty-related revenue

•	U.S. revenues decreased in both periods from generic erosion of certain products which was partially offset by sales of Symlin* following the completion of our Amylin acquisition in August 2012.

•
International revenues increased in 2013 due to certain alliances which were partially offset by the continued generic erosion of other products. International revenues in 2012 decreased due to the continued generic erosion of certain brands and unfavorable foreign exchange.

•	International revenues are expected to decline in 2015 and 2016 upon the expiration of certain royalty and alliance agreements.

Estimated End-User Demand

Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material as of the dates indicated above. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2013. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2013.

Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand at direct customers at September 30, 2013 and December 31, 2012. The level of inventory on hand was primarily due to ordering patterns of pharmacists in France.

Reyataz had 1.1 months of inventory on hand internationally at September 30, 2013 compared to 0.7 month of inventory on hand at December 31, 2012. The level of inventory on hand was due to government purchasing patterns in Brazil.

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

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2013 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

				% Change
Dollar in Millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cost of products sold	$4,619	$4,610	$5,598	—	(18)%
Marketing, selling and administrative	4,084	4,220	4,203	(3)%	—
Advertising and product promotion	855	797	957	7%	(17)%
Research and development	3,731	3,904	3,839	(4)%	2%
Impairment charge for BMS-986094 intangible asset	—	1,830	—	(100)%	N/A
Other (income)/expense	205	(80)	(334)	**	(76)%
Total Expenses	$13,494	$15,281	$14,263	(12)%	7%
**    Change in excess of 100%

Cost of products sold

Cost of products sold include material costs, internal labor and overhead from our owned manufacturing sites, third-party processing costs, other supply chain costs and the settlement of foreign currency forward contracts that are used to hedge forecasted intercompany inventory purchase transactions. Essentially all of these costs are managed by our global manufacturing and supply organization. Cost of products also includes royalties and profit sharing attributed to licensed products and alliances, amortization of acquired developed technology costs from business combinations and milestone payments that occur on or after regulatory approval.

Cost of products sold can vary between periods as a result of product mix (particularly resulting from royalties and profit sharing expenses in connection with our alliances), price, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs. In addition, changes in foreign currency may also provide volatility as certain costs are denominated in foreign currencies. Cost of products sold as a percentage of total revenues were 28.2% in 2013, 26.2% in 2012, and 26.4% in 2011. These changes were primarily attributed to a less favorable product mix as a result of royalties and profit sharing expenses in connection with our alliances.

•
Cost of products sold in 2013 was relatively flat as higher profit sharing expenses in connection with our alliances (including those resulting from the Amylin acquisition in August 2012) and higher net amortization costs attributable to the Amylin acquisition were partially offset by lower royalties following the loss of exclusivity of Plavix* and Avapro*/Avalide* and higher impairment charges during 2012.

•
The decrease in cost of products sold in 2012 was primarily attributed to lower sales volume following the loss of exclusivity of Plavix* and Avapro*/Avalide* which resulted in lower royalties in connection with our Sanofi alliance and favorable foreign exchange partially offset by impairment charges discussed below and higher amortization costs resulting from the Amylin acquisition (net of the amortization of the Amylin alliance proceeds).

•
Impairment charges of $147 million were recognized in 2012, including $120 million related to continued competitive pricing pressures and a reduction in the undiscounted projected cash flows to an amount less than the carrying value of a developed technology intangible asset. The remaining $27 million impairment charge related to the abandonment of a manufacturing facility resulting from the outsourcing of a manufacturing process.

Marketing, selling and administrative

Marketing, selling and administrative expenses include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs and other expenses that are not attributed to product manufacturing costs or research and development expenses. These expenses are managed through regional commercialization organizations or global corporate organizations such as finance, law, information technology and human resources.

•
Marketing, selling and administrative expenses in 2013 decreased due to the accelerated vesting of stock options and restricted stock units related to the Amylin acquisition ($67 million) in 2012, a lower pharmaceutical company fee assessed by the Federal government, and, a reduction in sales related activities for certain products to coincide with their respective lifecycles partially offset by higher spending to support the launch of new key products and additional spending following the Amylin acquisition.

•
Marketing, selling and administrative expenses in 2012 increased primarily as a result of the Amylin acquisition ($125 million, including the accelerated vesting of stock options and restricted stock units), partially offset by a reduction in sales-related activities for Plavix* and Avapro*/Avalide*. Marketing, selling and administrative expenses were also impacted by favorable foreign exchange.

Advertising and product promotion

Advertising and product promotion expenses include media, sample and direct to consumer programs.

•	Advertising and product promotion expenses in 2013 increased primarily due to higher spending for recently launched key products.

•
Advertising and product promotion expenses in 2012 decreased primarily due to lower spending on the promotion of Plavix*, Avapro*/Avalide*, Abilify*, and certain mature brands in the U.S. to coincide with their product life cycle.

Research and development

Research and development expenses include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and facility costs. Total research and development expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials and medical support of marketed products, proportionate allocations of enterprise-wide costs, facilities, information technology, and employee stock compensation costs, and other appropriate costs. Upfront licensing fees and other related payments upon the achievement of regulatory or other contractual milestones are also included. Certain expenses are shared with alliance partners based upon contractual agreements.

Most expenses are managed by our global research and development organization of which, approximately $2.2 billion, $1.9 billion and $2.0 billion of the total spend in 2013, 2012 and 2011, respectively, was attributed to development activities with the remainder attributed to preclinical and research activities. These expenses can vary between periods for a number of reasons, including the timing of upfront, milestone and other licensing payments.

•
Research and development expenses in 2013 decreased primarily due to prior year impairment charges, accelerated vesting of stock options and restricted stock units related to the Amylin acquisition and upfront, milestone and other licensing payments partially offset by additional costs following the Amylin acquisition and higher clinical grant spending.

•
Research and development expenses in 2012 increased primarily from $60 million of expenses related to the Amylin acquisition (including accelerated vesting of Amylin stock options and restricted stock units of $27 million) partially offset by favorable foreign exchange and the net impact of upfront, milestone, and other licensing payments and IPRD impairment charges. Refer to “Specified Items” included in “—Non-GAAP Financial Measures” for amounts attributed to each period. IPRD impairment charges relate to projects previously acquired in the Medarex, Inc. (Medarex) acquisition and Inhibitex, Inc (Inhibitex) acquisition (including $45 million in 2012 related to FV-100, a nucleoside inhibitor for the reduction of shingles-associated pain) resulting from unfavorable clinical trial results and decisions to cease further development.

Impairment charge for BMS-986094 intangible asset

A $1.8 billion impairment charge was recognized in 2012 when the development of BMS-986094 (formerly INX-189), a compound which we acquired as part of our acquisition of Inhibitex to treat hepatitis C virus infection, was discontinued in the interest of patient safety. See “Item 8. Financial Statements —Note 14. Goodwill and Other Intangible Assets” for further information.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD.  These assets are initially measured at fair value and therefore a reduction in expectations used in the valuations could potentially lead to an impairment. See “—Critical Accounting Policies” for further discussion.

Other (income)/expense
Other (income)/expense include:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Interest expense	$199	$182	$145
Investment income	(104)	(106)	(91)
Provision for restructuring	226	174	116
Litigation charges/(recoveries)	20	(45)	6
Equity in net income of affiliates	(166)	(183)	(281)
Out-licensed intangible asset impairment	—	38	—
Gain on sale of product lines, businesses and assets	(2)	(53)	(37)
Other income received from alliance partners, net	(148)	(312)	(140)
Pension curtailments and settlements	165	158	10
Other	15	67	(62)
Other (income)/expense	$205	$(80)	$(334)

•	Interest expense increased in both periods due to higher average borrowings.

•
Provision for restructuring was primarily attributable to employee termination benefits. Employee termination costs of $145 million were incurred in 2013 as a result of workforce reductions in several European countries. The employee reductions are primarily attributed to sales force reductions resulting from the restructuring of the Sanofi and Otsuka agreements and streamlining operations due to challenging market conditions in Europe.

•	Litigation charges/(recoveries) in 2012 included $172 million for our share of the Apotex damages award concerning Plavix*.

•
Equity in net income of affiliates is primarily related to our international partnership with Sanofi in Europe and Asia which decreased in both periods as a result of our restructuring of the Sanofi agreement and continues to be negatively impacted by generic competition for Plavix* in Europe and Asia. Equity in net income of affiliates in 2012 decreased due to the continued impact of generic competition on international Plavix* net sales, the conversion of certain territories to opt-out markets and the impact of unfavorable foreign exchange.

•
Out-licensed intangible asset impairment charges in 2012 are related to assets acquired in the Medarex and ZymoGenetics, Inc. (ZymoGenetics) acquisitions and resulted from unfavorable clinical trial results and/or abandonment of the programs.

•	Gain on sale of product lines, businesses and assets was primarily related to the sale of a building in Mexico in 2012 and the sale of mature brands in 2011.

•
Other income from alliance partners includes royalties and amortization of upfront, milestone and other licensing payments related to certain alliances. The decrease in U.S. Plavix* net product sales resulted in lower development royalties owed to Sanofi in 2013. Royalties received from Sanofi (except in Europe and Asia) are presented in revenues beginning in 2013 as a result of the restructured Sanofi agreement. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

•
Pension settlement charges were recognized after determining the annual lump sum payments would exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2013 and 2012. The charges included the acceleration of a portion of unrecognized actuarial losses. Similar charges may occur in the future. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further detail.

•
The change in Other is primarily related to higher acquisition costs and losses on debt repurchases in 2012 and sales tax reimbursements, gains on debt repurchases, and higher upfront, milestone and licensing receipts in 2011.

Income Taxes

Dollars in Millions	2013	2012	2011
Earnings Before Income Taxes	$2,891	$2,340	$6,981
Provision for/(benefit from) income taxes	311	(161)	1,721
Effective tax/(benefit) rate	10.8%	(6.9)%	24.7%

The change in the effective tax rates was primarily due to a $392 million tax benefit in 2012 attributed to a capital loss deduction resulting from the tax insolvency of Inhibitex. The impact of this deduction reduced the effective tax rate by 16.7 percentage points in 2012. Other changes resulted from tax benefits attributable to higher impairment charges in 2012 (including an $1,830 million impairment charge for the BMS-986094 intangible asset in the U.S.); favorable earnings mix between high and low tax jurisdictions attributable to lower Plavix* revenues and to a lesser extent, an internal transfer of intellectual property in the fourth quarter of 2012; the legal enactment of the 2012 and 2013 research and development tax credit during 2013, and higher charges from contingent tax matters.

Historically, the effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. We have favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

Noncontrolling Interest

See “Item 8. Financial Statements—Note 3. Alliances” for a discussion of our Plavix* and Avapro*/Avalide* partnerships with Sanofi for the territory covering the Americas. The decrease in noncontrolling interest in both periods resulted from the exclusivity loss in the U.S. of Plavix* in May 2012 and Avapro*/Avalide* in March 2012. A summary of noncontrolling interest is as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Sanofi partnerships	$36	$844	$2,323
Other	1	14	20
Noncontrolling interest-pre-tax	37	858	2,343
Income taxes	(20)	(317)	(792)
Net earnings attributable to noncontrolling interest-net of taxes	$17	$541	$1,551

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Accelerated depreciation, asset impairment and other shutdown costs	$36	$147	$75
Amortization of acquired Amylin intangible assets	549	229	—
Amortization of Amylin alliance proceeds	(273)	(114)	—
Amortization of Amylin inventory adjustment	14	23	—
Cost of products sold	326	285	75

Stock compensation from accelerated vesting of Amylin awards	—	67	—
Process standardization implementation costs	16	18	29
Marketing, selling and administrative	16	85	29

Stock compensation from accelerated vesting of Amylin awards	—	27	—
Upfront, milestone and other licensing payments	16	47	207
IPRD impairment	—	142	28
Research and development	16	216	235

Impairment charge for BMS-986094 intangible asset	—	1,830	—

Provision for restructuring	226	174	116
Gain on sale of product lines, businesses and assets	—	(51)	(12)
Pension settlements	161	151	13
Acquisition and alliance related items	(10)	43	—
Litigation charges/(recoveries)	(23)	(45)	9
Upfront, milestone and other licensing receipts	(14)	(10)	(20)
Out-licensed intangible asset impairment	—	38	—
Loss on debt repurchases	—	27	—
Other (income)/expense	340	327	106

Increase to pretax income	698	2,743	445

Income tax on items above	(242)	(947)	(136)
Specified tax benefit(a)	—	(392)	(97)
Income taxes	(242)	(1,339)	(233)
Increase to net earnings	$456	$1,404	$212

(a)    The 2012 specified tax benefit relates to a capital loss deduction. The 2011 specified tax benefit relates to releases of tax reserves that were specified in prior periods.
The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2013	2012	2011
Net Earnings Attributable to BMS — GAAP	$2,563	$1,960	$3,709
Earnings attributable to unvested restricted shares	—	(1)	(8)
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$2,563	$1,959	$3,701

Net Earnings Attributable to BMS — GAAP	$2,563	$1,960	$3,709
Less Specified Items	456	1,404	212
Net Earnings Attributable to BMS — Non-GAAP	3,019	3,364	3,921
Earnings attributable to unvested restricted shares	—	(1)	(8)
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$3,019	$3,363	$3,913

Average Common Shares Outstanding — Diluted	1,662	1,688	1,717

Diluted EPS Attributable to BMS — GAAP	$1.54	$1.16	$2.16
Diluted EPS Attributable to Specified Items	0.28	0.83	0.12
Diluted EPS Attributable to BMS — Non-GAAP	$1.82	$1.99	$2.28

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

Dollars in Millions	2013	2012
Cash and cash equivalents	$3,586	$1,656
Marketable securities — current	939	1,173
Marketable securities — non-current	3,747	3,523
Total cash, cash equivalents and marketable securities	8,272	6,352
Short-term borrowings and current portion of long-term debt	(359)	(826)
Long-term debt	(7,981)	(6,568)
Net debt position	$(68)	$(1,042)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $2.2 billion at December 31, 2013. Most of the remaining $6.1 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes.

We started issuing commercial paper to meet near-term domestic liquidity requirements during 2012. The average amount of commercial paper outstanding was $259 million at a weighted-average interest rate of 0.12% during 2013. The maximum month-end amount of commercial paper outstanding was $820 million with no outstanding borrowings at December 31, 2013. We will continue to issue commercial paper on an as-needed basis.

In February 2014, BMS sold to AstraZeneca the diabetes business of BMS which comprised our global alliance with them. Under the terms of the agreement, AstraZeneca made an upfront payment of $2.7 billion to the Company. BMS also received a $600 million milestone payment in February 2014 for the approval of Farxiga in the U.S. See“Item 8. Financial Statements—Note 5. Assets Held-For-Sale” for further discussion. In January 2014, notices were provided to the holders of the 5.45% Notes due 2018 that BMS will exercise its call option to redeem the notes in their entirety in February 2014. The outstanding principal amount of the notes is $582 million.

Our investment portfolio includes non-current marketable securities which are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. See “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

We have two separate $1.5 billion five-year revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2013 or 2012.

In October 2013, BMS issued $1.5 billion of senior unsecured notes in a registered public offering consisting of $500 million in aggregate principal amount of 1.750% Notes due 2019, $500 million in aggregate principal amount of 3.250% Notes due 2023 and $500 million in aggregate principal amount of 4.500% Notes due 2044. The proceeds were used for general corporate purposes, including the repayment of our commercial paper borrowings.

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

As a mechanism to limit our overall credit exposures, and an additional source of liquidity, we sell trade receivables to third parties, principally from wholesalers in Japan and certain government-backed entities in Italy, Portugal, and Spain. Sales of trade receivables in Italy, Portugal and Spain were $509 million in 2013, $322 million in 2012 and $484 million in 2011. Sales of receivables in Japan were $522 million in 2013, $634 million in 2012 and $593 million in 2011. Our sales agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable.

Dollars in Millions	December 31, 2013	December 31, 2012
Net trade receivables	$1,690	$1,708
Inventories	1,498	1,657
Accounts payable	(2,559)	(2,202)
Total	$629	$1,163

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are currently A2 and Prime-1, respectively, and their long-term credit outlook was revised from stable to negative in September 2013. Standard & Poor’s long-term and short-term credit ratings are currently A+ and A-1+, respectively, and their long-term credit outlook remains stable. Fitch lowered our long-term credit rating from A to A-, lowered our short-term credit rating from F1 to F2, and revised our long-term credit outlook from negative to stable in July 2013 and from stable to negative in December 2013. Our credit ratings are considered investment grade. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment.

Cash Flows
The following is a discussion of cash flow activities:

Dollars in Millions	2013	2012	2011
Cash flow provided by/(used in):
Operating activities	$3,545	$6,941	$4,840
Investing activities	(572)	(6,727)	(1,437)
Financing activities	(1,068)	(4,333)	(2,657)

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

The changes in cash provided by operating activities in both periods were primarily attributable to:

•
Upfront, milestone and contingent alliance proceeds of $967 million in 2013, $3.7 billion in 2012 ($3.6 billion from AstraZeneca as consideration for entering into the Amylin alliance) and $205 million in 2011.

•
Lower operating cash flows of $700 million in 2013 and $1.5 billion in 2012 attributed to Plavix* and Avapro*/Avalide* revenue reductions following the loss of exclusivity of these products in 2012; and

•	Other changes including working capital requirements in each period.

Investing Activities

The changes in cash used in investing activities were primarily attributable to:

•	Cash was used to fund the acquisitions of Amylin ($5.0 billion) and Inhibitex ($2.5 billion) in 2012 and Amira ($360 million) in 2011.

•
Cash used in the sales, purchases and maturities of marketable securities was $44 million in 2013 and $859 million in 2011, which was primarily attributed to the timing of investments in time deposits and corporate debt securities with maturities greater than 90 days. Cash generated from the sales, purchases, and maturities of marketable securities was $1.3 billion in 2012. The cash was used to partially fund acquisitions in 2012.

•	Other investing activities included litigation recoveries of $102 million in 2011.

Financing Activities

The changes in cash used in financing activities were primarily attributable to:

•
Cash used to repurchase common stock was $433 million in 2013, $2.4 billion in 2012 and $1.2 billion in 2011. In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion. In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The repurchase program does not have an expiration date and we may consider future repurchases.

•
Dividend payments were $2.3 billion in 2013, 2012 and 2011. Dividends declared per common share were $1.41 in 2013, $1.37 in 2012 and $1.33 in 2011. In December 2013, we declared a quarterly dividend of $0.36 per common share and expect to pay a dividend for the full year of 2014 of $1.44 per share. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Proceeds from the issuance of senior unsecured notes were $1.5 billion in 2013 and $2.0 billion in 2012.

•	The $597 million principal amount of our 5.25% Notes matured and was repaid in 2013. Repayments of debt assumed in the Amylin acquisition were $2.0 billion in 2012.

•
Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the repurchase of debt were $109 million in 2012 and $78 million in 2011. Proceeds from the termination of interest rate swap contracts were $296 million in 2011.

•
Proceeds from stock option exercises were $435 million (excluding $129 million of cash retained from excess tax benefits) in 2013, $392 million (excluding $71 million of cash retained from excess tax benefits) in 2012 and $554 million (excluding $47 million of cash retained from excess tax benefits) in 2011. The amount of proceeds vary each period based upon fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

Contractual Obligations
Payments due by period for our contractual obligations at December 31, 2013 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2014	2015	2016	2017	2018	Later Years
Short-term borrowings	$359	$359	$—	$—	$—	$—	$—
Long-term debt	7,566	—	—	684	750	631	5,501
Interest on long-term debt(a)	5,567	257	269	294	287	219	4,241
Operating leases	614	145	137	117	77	65	73
Purchase obligations	1,476	703	379	200	133	61	—
Uncertain tax positions(b)	114	114	—	—	—	—	—
Other long-term liabilities	627	—	101	164	47	39	276
Total(c)	$16,323	$1,578	$886	$1,459	$1,294	$1,015	$10,091

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

(c)
The table above excludes future contributions by us to our pensions, postretirement and postemployment benefit plans. Required contributions are contingent upon numerous factors including minimum regulatory funding requirements and the funded status of each plan. Due to the uncertainty of such future obligations, they are excluded from the table. Contributions for both U.S. and international plans are expected to be $100 million in 2014. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further detail.

In addition to the above, we are committed to $3.6 billion (in the aggregate) of potential future research and development milestone payments to third parties as part of in-licensing and development programs. Early-stage milestones, defined as milestones achieved through Phase III clinical trials, comprised $700 million of the total committed amount. Late-stage milestones, defined as milestones achieved post Phase III clinical trials, comprised $2.9 billion of the total committed amount. Payments under these agreements generally are due and payable only upon achievement of certain developmental and regulatory milestones, for which the specific timing cannot be predicted. In addition to certain royalty obligations that are calculated as a percentage of net product sales, some of these agreements also provide for sales-based milestones aggregating $1.6 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels. We also have certain manufacturing, development, and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. See “Item 8. Financial Statements—Note 3. Alliances” for further information regarding our alliances.
For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities,” “—Note 10. Financial Instruments and Fair Value Measurements” and “—Note 21. Leases.”

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

We maintain inventory management agreements (IMAs) with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the IMAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 90% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued an update that clarified existing guidance on the presentation of unrecognized tax benefits when various qualifying tax benefit carryforwards exist, including when the unrecognized tax benefit should be presented as a reduction to deferred tax assets or as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The reduction to deferred tax assets is expected to be approximately $250 million.

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

Estimates are assessed each period and adjusted as required to revised information or actual experience. In addition, See “—Total Revenues” above for further discussion and analysis of each significant category of gross-to-net sales adjustments.

Gross-to-Net Adjustments

The following categories of gross-to-net adjustments involve significant estimates, judgments and information obtained from external sources.

Charge-backs related to government programs

Our U.S. business participates in programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs, and other parties, including covered entities under the 340B Drug Pricing Program, whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower program price and the wholesalers then charge us the difference between their acquisition cost and the lower program price. Accounts receivable is reduced for the estimated amount of unprocessed charge-back claims attributable to a sale (typically within a two to four week time lag).

Cash discounts

In the U.S. and certain other countries, cash discounts are offered as an incentive for prompt payment, generally approximating 2% of the sales price. Accounts receivable is reduced for the estimated amount of unprocessed cash discounts (typically within a one month time lag).

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

Medicaid rebates

Our U.S. businesses participates in state government Medicaid programs and other qualifying Federal and state government programs requiring discounts and rebates to participating state and local government entities. All discounts and rebates provided through these programs are included in our Medicaid rebate accrual. Retroactive to January 1, 2010, minimum rebates on Medicaid drug sales increased from 15.1% to 23.1%. Medicaid rebates have also been extended to drugs used in managed Medicaid plans beginning in March 2010. The estimated amount for these unpaid or unbilled rebates is presented as a liability. The estimated Medicaid rebates attributable to prior period revenues were reduced by $85 million in 2013 and $37 million in 2012.

Sales returns

Products are typically eligible to be returned between six months prior to and twelve months after product expiration, in accordance with our policy. Estimated returns for established products are determined after considering historical experience and other factors including levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products, introductions of competitive new products and instances of expected precipitous declines in demand following the loss of exclusivity. The estimated amount for product returns is presented as a liability. Reserves were established for Plavix* and Avapro*/Avalide* ($147 million and $173 million at December 31, 2013 and 2012, respectively) after considering the relevant factors as well as estimated future retail and wholesale inventory work down that would occur after the loss of exclusivity.

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

Use of information from external sources

Information from external sources is used to estimate gross-to-net adjustments. Our estimate of inventory at the wholesalers are based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals.

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

The yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts is used in determining the discount rate. The Citigroup Pension Discount curve is used for the U.S. plans. The U.S. plans’ pension expense for 2013 was determined using a 4.15% weighted-average discount rate. The present value of benefit obligations at December 31, 2013 for the U.S. pension plans was determined using a 4.62% discount rate. If the discount rate used in determining the U.S. plans’ pension expense for 2013 was reduced by an additional 1%, such expense would increase by approximately $10 million. If the assumed discount rate used in determining the U.S. pension plans’ projected benefit obligation at December 31, 2013 was reduced by an additional 1%, the projected benefit obligation would increase by approximately $950 million.

The expected long-term rate of return on plan assets is estimated considering expected returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2013 was determined using an 8.63% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2013 was reduced by 1%, such expense would increase by $53 million.

For a more detailed discussion on retirement benefits, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations

Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $15.6 billion (representing 41% of total assets), including $6.2 billion included in assets held-for-sale at December 31, 2013.

Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. The fair value of intangible assets, including IPRD, is typically determined using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success (for IPRD) and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams. All assets are valued from a market participant view which might be different than specific BMS views. The valuation process is very complex and requires significant input and judgment using internal and external sources. Although the valuations are required to be finalized within a one-year period, it must consider all and only those facts and evidence available at the acquisition date. The most complex and judgmental matters applicable to the valuation process are summarized below:

•
Unit of accounting – Most intangible assets are valued as single global assets rather than multiple assets for each jurisdiction or indication after considering the development stage, expected levels of incremental costs to obtain additional approvals, risks associated with further development, amount and timing of benefits expected to be derived in the future, expected patent lives in various jurisdictions and the intention to promote the asset as a global brand.

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

See “Item 8. Financial Statements—Note 4. Acquisitions” for specific details and values assigned to assets acquired and liabilities assumed in our acquisitions of Amylin and Inhibitex in 2012 and Amira in 2011. Significant estimates utilized at the time of the valuations to support the fair values of the lead compounds within the acquisitions include:

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

Impairment

Goodwill

Goodwill was $7.1 billion at December 31, 2013. Goodwill is tested at least annually for impairment on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors assessed in the current year included our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year. Positive and negative influences of each relevant factor were assessed both individually and in the aggregate and as a result it was concluded that no additional quantitative testing was required.

For discussion on goodwill, acquired in-process research and development and other intangible assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Goodwill, Acquired In-Process Research and Development and Other Intangible Assets.”

Other Intangible Assets, including IPRD

Other intangible assets were $2.3 billion at December 31, 2013, including licenses ($525 million), developed technology rights ($1.0 billion), capitalized software ($241 million) and IPRD ($548 million). Intangible assets are tested for impairment whenever current facts or circumstances warrant a review, although IPRD is required to be tested at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.

Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges are likely to occur in future periods. We recognized charges of $2.1 billion in 2012 including a $1.8 billion charge resulting from the discontinued development of BMS-986094 and for other projects previously acquired in the Medarex, Inc. and Inhibitex acquisitions resulting from unfavorable clinical trial results, additional development costs, extended development periods and decisions to cease further development. We also recognized charges of $30 million in 2011 related to three Medarex projects for which development has ceased. IPRD is closely monitored and assessed each period for impairment.

In addition to IPRD, commercial assets are also subject to impairment. For example, an impairment charge of $120 million was recognized in 2012 related to a non-key product from a prior acquisition after continuing competitive pricing pressures.

We operate in a very dynamic market and regulatory environment in which events can occur causing our expectations to change quickly and thus leading to potential impairment charges. Specific intangible assets with material carrying values at December 31, 2013, that are exposed to potential impairment include IPRD assets peginterferon lambda ($310 million) in Phase III development for the treatment of hepatitis C virus and AM152 ($160 million)in Phase II development for the treatment of fibrosis. These assets are monitored for changes in expectations from those used in the initial valuation.

Property, Plant and Equipment

Property, plant and equipment is tested for impairment whenever current facts or circumstances warrant a review. Additionally, these long-lived assets are periodically reviewed to determine if any change in facts or circumstances would result in a change to the estimated useful life of the asset, possibly resulting in the acceleration of depreciation. If such circumstances exist, an estimate of undiscounted future cash flows generated by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use.

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

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $4.8 billion net of valuation allowances of $4.6 billion at December 31, 2013 and $5.1 billion, net of valuation allowances of $4.4 billion at December 31, 2012.

Deferred tax assets related to a U.S. Federal net operating loss carryforward of $138 million and a U.S. Federal tax credit carryforward of $23 million were recognized at December 31, 2013. The net operating loss carryforward expires in varying amounts beginning in 2022. The U.S. Federal tax credit carryforward expires in varying amounts beginning in 2017. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although realization is not assured, we believe it is more likely than not that these deferred tax assets will be realized.

In addition, a deferred tax asset related to a U.S. Federal and state capital loss of $784 million was recognized at December 31, 2013 that can be carried back three years and carried forward five years. The realization of this carryforward is dependent upon generating sufficient capital gains prior to its expiration. A $383 million valuation allowance was established for this item at December 31, 2013.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow is exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the Euro, Japanese yen, Chinese renminbi, Canadian dollar, and South Korean won. Foreign currency forward contracts are used to manage foreign exchange risk that primarily arises from certain intercompany purchase transactions and are designated as foreign currency cash flow hedges when appropriate. In addition, we are exposed to foreign exchange transaction risk that arises from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts are used to offset a portion of these exposures and are not designated as hedges. Changes in the fair value of these derivatives are recognized in earnings as incurred.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $135 million at December 31, 2013. If realized, this appreciation would negatively affect earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is recognized as part of the foreign currency translation component of accumulated other comprehensive income/(loss). If our net investment were to fall below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur. For additional information, see “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

Fixed-to-floating interest rate swap contracts are used and designated as fair-value hedges as part of our interest rate risk management strategy. These contracts are intended to provide us with an appropriate balance of fixed and floating rate debt. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swap contracts by $161 million, excluding the effects of our counterparty and our own credit risk. If realized, the fair value reduction would affect earnings over the remaining life of the contracts.

We estimate that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $697 million. Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest only in institutions that meet high credit quality standards. We estimate that an increase of 100 basis points in interest rates in general would decrease the fair value of our debt security portfolio by approximately $104 million.

Credit Risk

Although not material, certain European government-backed entities with a higher risk of default were identified by monitoring economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Historically, our exposure was limited by factoring receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was approximately $172 million at December 31, 2013, of which approximately 80% was from government-backed entities.

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy places limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards.

The use of derivative instruments exposes us to credit risk. When the fair value of a derivative instrument contract is positive, we are exposed to credit risk if the counterparty fails to perform. When the fair value of a derivative instrument contract is negative, the counterparty is exposed to credit risk if we fail to perform our obligation. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults. For additional information, see “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Year Ended December 31,
EARNINGS	2013	2012	2011
Net product sales	$12,304	$13,654	$17,622
Alliance and other revenues	4,081	3,967	3,622
Total Revenues	16,385	17,621	21,244

Cost of products sold	4,619	4,610	5,598
Marketing, selling and administrative	4,084	4,220	4,203
Advertising and product promotion	855	797	957
Research and development	3,731	3,904	3,839
Impairment charge for BMS-986094 intangible asset	—	1,830	—
Other (income)/expense	205	(80)	(334)
Total Expenses	13,494	15,281	14,263

Earnings Before Income Taxes	2,891	2,340	6,981
Provision for/(Benefit from) Income Taxes	311	(161)	1,721
Net Earnings	2,580	2,501	5,260
Net Earnings Attributable to Noncontrolling Interest	17	541	1,551
Net Earnings Attributable to BMS	$2,563	$1,960	$3,709

Earnings per Common Share
Basic	$1.56	$1.17	$2.18
Diluted	$1.54	$1.16	$2.16

Cash dividends declared per common share	$1.41	$1.37	$1.33
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2013	2012	2011
Net Earnings	$2,580	$2,501	$5,260
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges:	7	(27)	56
Pension and postretirement benefits	1,166	(118)	(742)
Available for sale securities	(37)	3	28
Foreign currency translation	(75)	(15)	(16)
Total Other Comprehensive Income/(Loss)	1,061	(157)	(674)

Comprehensive Income	3,641	2,344	4,586
Comprehensive Income Attributable to Noncontrolling Interest	17	535	1,558
Comprehensive Income Attributable to BMS	$3,624	$1,809	$3,028
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,586	$1,656
Marketable securities	939	1,173
Receivables	3,360	3,083
Inventories	1,498	1,657
Deferred income taxes	1,701	1,597
Prepaid expenses and other	412	355
Assets held-for-sale	7,420	—
Total Current Assets	18,916	9,521
Property, plant and equipment	4,579	5,333
Goodwill	7,096	7,635
Other intangible assets	2,318	8,778
Deferred income taxes	508	203
Marketable securities	3,747	3,523
Other assets	1,428	904
Total Assets	$38,592	$35,897

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$359	$826
Accounts payable	2,559	2,202
Accrued expenses	2,152	2,573
Deferred income	756	825
Accrued rebates and returns	889	1,054
Income taxes payable	160	193
Dividends payable	634	606
Liabilities related to assets held-for-sale	4,931	—
Total Current Liabilities	12,440	8,279
Pension, postretirement and postemployment liabilities	718	1,882
Deferred income	769	4,024
Income taxes payable	750	648
Deferred income taxes	73	383
Other liabilities	625	475
Long-term debt	7,981	6,568
Total Liabilities	23,356	22,259

Commitments and contingencies (Note 22)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 4,369 in 2013 and 5,117 in 2012, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2013 and 2012	221	221
Capital in excess of par value of stock	1,922	2,694
Accumulated other comprehensive loss	(2,141)	(3,202)
Retained earnings	32,952	32,733
Less cost of treasury stock — 559 million common shares in 2013 and 570 million in 2012	(17,800)	(18,823)
Total Bristol-Myers Squibb Company Shareholders' Equity	15,154	13,623
Noncontrolling interest	82	15
Total Equity	15,236	13,638
Total Liabilities and Equity	$38,592	$35,897

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net earnings	$2,580	$2,501	$5,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(17)	(541)	(1,551)
Depreciation and amortization, net	763	681	628
Deferred income taxes	(491)	(1,230)	415
Stock-based compensation	191	154	161
Impairment charges	40	2,180	28
Proceeds from Amylin diabetes alliance	—	3,570	—
Other	(9)	(35)	(147)
Changes in operating assets and liabilities:
Receivables	(504)	648	(220)
Inventories	(45)	(103)	(193)
Accounts payable	412	(232)	593
Deferred income	965	295	58
Income taxes payable	126	(50)	(134)
Other	(466)	(897)	(58)
Net Cash Provided by Operating Activities	3,545	6,941	4,840
Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	1,815	4,890	5,960
Purchases of marketable securities	(1,859)	(3,607)	(6,819)
Additions to property, plant and equipment and capitalized software	(537)	(548)	(367)
Proceeds from sale of businesses and other investing activities	9	68	149
Purchase of businesses, net of cash acquired	—	(7,530)	(360)
Net Cash Used in Investing Activities	(572)	(6,727)	(1,437)
Cash Flows From Financing Activities:
Short-term debt borrowings/(repayments)	198	49	(1)
Proceeds from issuance of long-term debt	1,489	1,950	—
Repayments of long-term debt	(597)	(2,108)	(78)
Interest rate swap contract terminations	20	2	296
Issuances of common stock	564	463	601
Repurchases of common stock	(433)	(2,403)	(1,221)
Dividends	(2,309)	(2,286)	(2,254)
Net Cash Used in Financing Activities	(1,068)	(4,333)	(2,657)
Effect of Exchange Rates on Cash and Cash Equivalents	25	(1)	(3)
Increase/(Decrease) in Cash and Cash Equivalents	1,930	(4,120)	743
Cash and Cash Equivalents at Beginning of Year	1,656	5,776	5,033
Cash and Cash Equivalents at End of Year	$3,586	$1,656	$5,776
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

Alliance and license arrangements are assessed to determine whether the terms provide economic or other control over the entity requiring consolidation of an entity. Entities controlled by means other than a majority voting interest are referred to as variable interest entities. There were no arrangements with material variable interest entities during any of the periods presented.

Use of Estimates

The preparation of financial statements requires the use of management estimates and assumptions. The most significant assumptions are estimates in determining the fair value and potential impairment of intangible assets; sales rebate and return accruals; legal contingencies; income taxes; and pension and postretirement benefits. Actual results may differ from estimated results.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. Net product sales and alliance and other revenues previously presented in the aggregate as net sales in the consolidated statements of earnings are now presented separately.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, collectability is reasonably assured and title and substantially all risks and rewards of ownership is transferred, generally at time of shipment (including the supply of commercial products to alliance partners when they are the principal in the end customer sale). However, certain revenue of non-U.S. businesses is recognized on the date of receipt by the customer and alliance and other revenue related to Abilify* and Atripla* is not recognized until the products are sold to the end customer by the alliance partner. Royalties based on third party sales are recognized as earned in accordance with the contract terms when the third party sales are reliably measurable and collectability is reasonably assured. Refer to “—Note 3. Alliances” for further detail regarding alliances.

Provisions are made at the time of revenue recognition for expected sales returns, discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances including the impact of applicable healthcare legislation. Such provisions are recognized as a reduction of revenue.When a new product is not an extension of an existing line of product or there is no historical experience with products in a similar therapeutic category, revenue is deferred until the right of return no longer exists or sufficient historical experience to estimate sales returns is developed.

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

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement.

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

Property, Plant and Equipment and Depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets ranging from 20 to 50 years for buildings and 3 to 20 years for machinery, equipment, and fixtures.

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

Goodwill is tested at least annually for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. Examples of qualitative factors assessed in 2013 include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year. Each relevant factor is assessed both individually and in the aggregate.

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

Contingencies

Loss contingencies from legal proceedings and claims may occur from a wide range of matters, including government investigations, shareholder lawsuits, product and environmental liability, contractual claims and tax matters. Accruals are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Gain contingencies (including contingent proceeds related to the divestitures) are not recognized until realized. Legal fees are expensed as incurred.

Derivative Financial Instruments

Derivatives are used principally in the management of interest rate and foreign currency exposures and are not held or used for trading purposes.

Derivatives are recognized at fair value with changes in fair value recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income/(loss) (OCI) and subsequently recognized in earnings when the hedged item affects earnings. Cash flows are classified consistent with the underlying hedged item. Derivatives are designated and assigned as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer probable to occur, a gain or loss is immediately recognized in earnings. Non-derivative instruments, primarily euro denominated long-term debt, are also designated as hedges of net investments in foreign affiliates. The effective portion of the designated non-derivative instrument is recognized in the foreign currency translation section of OCI and the ineffective portion is recognized in earnings.

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $119 million in 2013, $125 million in 2012 and $139 million in 2011.

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

Research and Development

Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Strategic alliances with third parties provide rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by the other party. Research and development is recognized net of reimbursements in connection with alliance agreements.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued an update that clarified existing guidance on the presentation of unrecognized tax benefits when various qualifying tax benefit carryforwards exist, including when the unrecognized tax benefit should be presented as a reduction to deferred tax assets or as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The reduction to deferred tax assets is expected to be approximately $250 million.
Note 2. BUSINESS SEGMENT INFORMATION
BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the development and delivery of products to the market. Regional commercial organizations are used to distribute and sell the product. The business is also supported by global corporate staff functions. Segment information is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.
Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues were as follows:

	2013	2012	2011
McKesson Corporation	19%	23%	26%
Cardinal Health, Inc.	14%	19%	21%
AmerisourceBergen Corporation	15%	14%	16%
Selected geographic area information was as follows:

	Total Revenues			Property, Plant and Equipment
Dollars in Millions	2013	2012	2011	2013	2012
United States	$8,318	$10,384	$14,039	$3,708	$4,464
Europe	3,930	3,706	3,879	729	740
Rest of the World	3,295	3,204	3,237	142	129
Other(a)	842	327	89	—	—
Total	$16,385	$17,621	$21,244	$4,579	$5,333

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.

Total revenues of key products were as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Virology
Baraclude (entecavir)	$1,527	$1,388	$1,196
Reyataz (atazanavir sulfate)	1,551	1,521	1,569
Sustiva (efavirenz) Franchise(a)	1,614	1,527	1,485
Oncology
Erbitux* (cetuximab)	696	702	691
Sprycel (dasatinib)	1,280	1,019	803
Yervoy (ipilimumab)	960	706	360
Neuroscience
Abilify* (aripiprazole)(b)	2,289	2,827	2,758
Metabolics
Bydureon* (exenatide extended-release for injectable suspension)	298	78	N/A
Byetta* (exenatide)	400	149	N/A
Forxiga (dapagliflozin)	23	—	N/A
Onglyza/Kombiglyze (saxagliptin/saxagliptin and metformin)	877	709	473
Immunoscience
Nulojix (belatacept)	26	11	3
Orencia (abatacept)	1,444	1,176	917
Cardiovascular
Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide)	231	503	952
Eliquis (apixaban)	146	2	—
Plavix* (clopidogrel bisulfate)	258	2,547	7,087

Mature Products and All Other	2,765	2,756	2,950
Total Revenues	$16,385	$17,621	$21,244

(a)	Includes $1,366 million in 2013, $1,267 million in 2012 and $1,203 million in 2011 presented in alliance and other revenue.

(b)	Includes $1,840 million in 2013, $2,340 million in 2012 and $2,303 million in 2011 presented in alliance and other revenue.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. We refer to these collaborations as alliances and our partners as alliance partners.

Payments between alliance partners are accounted for and presented in the results of operations after considering the specific nature of the payment and the underlying activities to which the payments relate. Multiple alliance activities, including the transfer of rights, are only separated into individual units of accounting if they have standalone value from other activities that occur over the life of the arrangements. In these situations, the arrangement consideration is allocated to the activities or rights on a relative selling price basis. If multiple alliance activities or rights do not have standalone value, they are combined into a single unit of accounting.

The most common activities between BMS and its alliance partners are presented in results of operations as follows:

•
When BMS is the principal in the end customer sale, 100% of third-party product sales are included in net product sales. When BMS's alliance partner is the principal in the end customer sale, BMS's contractual share of the third-party sales and/or royalty income are included in alliance and other revenue as the sale of commercial products are considered part of BMS's ongoing major or central operations. Refer to "Revenue Recognition" included in "—Note 1. Accounting Policies" for information regarding recognition criteria.

•
Amounts payable to BMS by alliance partners (who are the principal in the end customer sale) for supply of commercial products are included in alliance and other revenue as the sale of commercial products are considered part of BMS's ongoing major or central operations.

•	Amounts payable by BMS to alliance partners for profit sharing, royalties and other sales-based fees are included in cost of products sold as incurred.

•
Cost reimbursements between the parties are recognized as incurred and included in cost of products sold; marketing, selling and administrative expenses; advertising and product promotion expenses; or research and development expenses, based on the underlying nature of the related activities subject to reimbursement.

•
Upfront and contingent development and approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the shorter of the contractual term or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in other (income)/expense as the activities being performed at that time are not related to the sale of commercial products that are part of BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance and other revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations (except for the AstraZeneca PLC (AstraZeneca) alliance pertaining to the Amylin products – see further discussion under the specific AstraZeneca alliance disclosure herein).

•
Upfront and contingent approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows. The amortization is included in cost of products sold.

•	Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in research and development expenses.

•	Equity in net income of affiliates is included in other (income)/expense.

•	All payments between BMS and its alliance partners are presented in cash flows from operating activities.

Selected financial information pertaining to our alliances was as follows, including net product sales when BMS is the principal in the third-party customer sale for products subject to the alliance. Expenses summarized below do not include all amounts attributed to the activities for the products in the alliance, but only the payments between the alliance partners or the related amortization if the payments were deferred or capitalized.

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from alliances:
Net product sales	$4,417	$6,124	$10,460
Alliance and other revenues	3,804	3,748	3,548
Total Revenues	8,221	9,872	14,008

Payments to/(from) alliance partners:
Cost of products sold	$1,356	$1,706	$2,823
Marketing, selling and administrative	(125)	(80)	(9)
Advertising and product promotion	(58)	(97)	(86)
Research and development	(140)	4	89
Other (income)/expense	(313)	(489)	(317)

Net earnings attributable to noncontrolling interest, pre-tax	36	844	2,323

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2013	2012
Receivables – from alliance partners	$1,122	$857
Accounts payable – to alliance partners	1,396	1,052
Deferred income from alliances(a)	5,089	4,647

(a)	Includes deferred income classified as liabilities related to assets held-for-sale of $3,671 million at December 31, 2013.

Specific information pertaining to each of our significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the income statement classification of and amounts attributable to payments between the parties.

Otsuka

BMS has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to codevelop and copromote Abilify*, excluding certain Asian countries. The U.S. portion of the agreement was amended in 2009 and 2012 and expires upon the expected loss of product exclusivity in April 2015. The agreement expires in all European Union (EU) countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 2015 or loss of exclusivity in any such country.

Both parties actively participate in joint executive governance and operating committees. Although Otsuka assumed responsibility for providing and funding all sales force efforts effective January 2013 (under the 2012 U.S. amendment), BMS is responsible for funding certain operating expenses up to various annual limits in 2013 through 2015. BMS purchases the active pharmaceutical ingredient (API) from Otsuka and completes the manufacture of the product for subsequent sale to third-party customers in the U.S. and certain other countries. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013. BMS also provides certain other services including distribution, customer management and pharmacovigilence. Otsuka is the principal for third-party product sales in the U.S., United Kingdom (UK), Germany, France, Spain and Italy (beginning March 1, 2013) and BMS is the principal for third-party product sales when it is the exclusive distributor for or has an exclusive right to sell Abilify* which is in the remaining territories.

Alliance and other revenue is recognized for only BMS’s share of total net sales to third-party customers in these territories. In the U.S., BMS’s contractual share was 51.5% in 2012 and 53.5% in 2011. Beginning January 1, 2013, BMS’s contractual share changed to the percentages of total U.S. net sales set forth in the table below. An assessment of BMS's expected annual contractual share is completed each quarterly reporting period and adjusted based upon reported U.S. Abilify* net sales at December 31, 2013. BMS's annual contractual share was 34.0% in 2013. The alliance and other revenue recognized in any interim period or quarter does not exceed the amounts that are due under the contract.

Annual U.S. Net Sales	BMS Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

In the United Kingdom, Germany, France, Spain, and Italy (beginning on March 1, 2013), BMS’s contractual share of third-party net sales is 65%. In these countries and the U.S., alliance and other revenue is recognized when Abilify* is shipped and all risks and rewards of ownership have been transferred to third-party customers.

Under the terms of the 2009 U.S. amendment, BMS paid Otsuka $400 million in 2009, which is amortized as a reduction of alliance and other revenue through the expected loss of U.S. exclusivity in April 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales, which is included in cost of products sold. Otsuka was responsible for 30% of the U.S. expenses related to the commercialization of Abilify* from 2010 through 2012.

BMS and Otsuka also have an alliance for Sprycel and Ixempra (ixabepilone) in the U.S., Japan and the EU. While both parties actively participate in various governance committees, BMS has control over the decision making. Both parties co-promote the product. BMS is responsible for the development and manufacture of the product. BMS is also the principal in the end-customer product sales.

A fee is paid to Otsuka based on the following percentages of annual net sales of Sprycel and Ixempra:

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

The U.S. extension and the oncology alliance include a change-of-control provision in the case of an acquisition of BMS. If the acquiring company does not have a competing product to Abilify*, then the new company will assume the Abilify* agreement (as amended) and the oncology alliance as it exists today. If the acquiring company has a product that competes with Abilify*, Otsuka can elect to request the acquiring company to choose whether to divest Abilify* or the competing product. In the scenario where Abilify* is divested, Otsuka would be obligated to acquire the rights of BMS under the Abilify* agreement (as amended). The agreements also provide that in the event of a generic competitor to Abilify* after January 1, 2010, BMS has the option of terminating the Abilify* April 2009 amendment (with the agreement as previously amended remaining in force). If BMS were to exercise such option then either (i) BMS would receive a payment from Otsuka according to a pre-determined schedule and the oncology alliance would terminate at the same time or (ii) the oncology alliance would continue for a truncated period according to a pre-determined schedule.
Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from Otsuka alliances:
Net product sales	$1,543	$1,386	$1,181
Alliance and other revenues(a)	1,840	2,340	2,303
Total Revenues	3,383	3,726	3,484

Payments to/(from) Otsuka:
Cost of products sold:
Oncology fee	295	138	134
Royalties	86	78	72
Amortization of intangible assets	—	5	6
Cost of product supply	135	153	145

Cost reimbursements to/(from) Otsuka	(10)	(47)	(45)

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2013	2012
Other assets – extension payment	$87	$153

(a)	Includes the amortization of the extension payment as a reduction to alliance and other revenue of $66 million in 2013, 2012 and 2011.

AstraZeneca

BMS and AstraZeneca had a diabetes alliance consisting of three worldwide codevelopment and commercialization agreements. The first agreement covered Onglyza and related combination products sold under various names. The second agreement covered Forxiga (will be commercialized as Farxiga in the U.S.) and related combination products. The third agreement covered Amylin's portfolio of products (Bydureon*, Byetta*, Symlin* (pramlintide acetate) and metreleptin, which is currently in development) as well as certain assets owned by Amylin, included a manufacturing facility. The Onglyza agreement excluded Japan.

Upon entering into each of the separate agreements, co-exclusive license rights for the product or products underlying each agreement were granted to AstraZeneca in exchange for an upfront payment and potential milestone payments, and both parties assumed certain obligations to actively participate in the alliance. Both parties actively participated in a joint executive committee and various other operating committees and had joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS manufactured the products in all three alliances and was the principal in the end-customer product sales in substantially all countries.

For each alliance agreement, we have determined that the rights transferred to AstraZeneca did not have standalone value as such rights were not sold separately by BMS or any other party, nor could AstraZeneca have received any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreements, including the exclusive supply arrangement. As such, each global alliance was treated as a single unit of accounting. As a result, up-front proceeds and any subsequent contingent milestone proceeds were amortized over the life of the related products.

In 2012, BMS received a $3.6 billion non-refundable, upfront payment from AstraZeneca in consideration for entering into the Amylin alliance. In 2013, AstraZeneca exercised its option for equal governance rights over certain key strategic and financial decisions regarding the Amylin alliance and paid BMS $135 million as consideration. These payments were accounted for as deferred income and amortized based on the relative fair value of the predominant elements included in the alliance over their estimated useful lives (intangible assets related to Bydureon* with an estimated useful life of 13 years, Byetta* with an estimated useful life of 7 years, Symlin* with an estimated life of 9 years, metreleptin with an estimated useful life of 12 years, and the Amylin manufacturing plant with an estimated useful life of 15 years). The amortization was presented as a reduction to cost of products sold because the alliance assets were acquired shortly before the commencement of the alliance and AstraZeneca was entitled to share in the proceeds from the sale of any of the assets. The amortization of the acquired Amylin intangible assets and manufacturing plant was also presented in cost of products sold. BMS was entitled to reimbursements for 50% of capital expenditures related to the acquired Amylin manufacturing facility. BMS and AstraZeneca also shared in certain tax attributes related to the Amylin alliance.

BMS received $300 million in non-refundable upfront, milestone and other licensing payments related to Onglyza to date. BMS also received $250 million in non-refundable upfront, milestone and other licensing payments related to Forxiga to date. Amortization of the Onglyza and Forxiga deferred income was included in other income as Onglyza and Forxiga were not commercial products at the commencement of the alliance.

Both parties equally shared most commercialization and development expenses, as well as profits and losses.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from AstraZeneca alliances:
Net product sales	$1,658	$962	$472
Alliance and other revenues	16	10	1
Total Revenues	$1,674	$972	$473

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	673	425	207
Amortization of deferred income	(307)	(126)	—

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost of products sold	(25)	(4)	—
Marketing, selling and administrative	(127)	(66)	(14)
Advertising and product promotion	(45)	(43)	(21)
Research and development	(86)	(25)	35

Other (income)/expense:
Amortization of deferred income	(31)	(38)	(38)
Provision for restructuring	(25)	(21)	—

Selected Alliance Cash Flow information:
Non-refundable upfront, milestone and other licensing payments received:
Amylin-related products	135	3,547	—
Forxiga	80	—	120

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2013	2012
Deferred income – Non-refundable upfront, milestone and other licensing receipts(a)
Amylin-related products	$3,288	$3,423
Onglyza	191	208
Forxiga	192	206

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

In February 2014, BMS sold to AstraZeneca the diabetes business of BMS which comprised our global alliance with them, including all rights and ownership to Onglyza, Forxiga, Bydureon*, Byetta*, Symlin* (pramlintide acetate) and metreleptin. The transaction included the shares of Amylin, and the resulting transfer of its manufacturing plant; the intellectual property related to Onglyza and Forxiga and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana no earlier than 18 months following the closing of the transaction. The parties terminated their existing alliance agreements in connection with the sale and entered into several new agreements, including a transitional services agreement, a supply agreement and a development agreement. See “—Note 5. Assets Held-For-Sale” for further information.

Gilead

BMS and Gilead Sciences, Inc. (Gilead) have joint ventures in the U.S. (for the U.S. and Canada) and in Europe to develop and commercialize Atripla* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), combining Sustiva, a product of BMS, and Truvada* (emtricitabine and tenofovir disoproxil fumarate), a product of Gilead. The joint ventures are consolidated by Gilead.

Both parties actively participate in a joint executive committee and various other operating committees with direct oversight over the activities of the joint ventures. The joint ventures purchase Sustiva and Truvada* API in bulk form from the parties and complete the finishing of Atripla*. In the U.S. and Canada, the joint venture sells and distributes Atripla* and is the principal in third-party customer sales. In Europe, Gilead and its affiliates sell and distribute Atripla* and are the principal in third-party customer sales. The parties no longer coordinate joint promotional activities.

Alliance and other revenue recognized for Atripla* include only the bulk efavirenz component of Atripla* which is based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva. Alliance and other revenue is deferred and the related alliance receivable is not recognized until the combined product is sold to third-party customers.

In Europe, following the 2013 loss of exclusivity of Sustiva and effective January 1, 2014, the percentage of Atripla* net sales that BMS will recognize will be based on the ratio of the difference in the average net selling prices of Atripla* and Truvada* to the Atripla* average net selling price. This alliance will continue until either party terminates the arrangement or the last patent expiration occurs for Atripla*, Truvada*, or Sustiva.

In the U.S., the agreement may be terminated by Gilead upon the launch of a generic version of Sustiva or by BMS upon the launch of a generic version of Truvada*.  In the event Gilead terminates the agreement upon the loss of exclusivity for Sustiva, BMS will receive a quarterly royalty payment for 36 months following termination.  Such payment in the first 12 months following termination is equal to 55% of Atripla* net sales multiplied by the ratio of the difference in the average net selling prices of Atripla* and Truvada* to the Atripla* average net selling price.  In the second and third years following termination, the payment to BMS is reduced to 35% and 15%, respectively, of Atripla* net sales multiplied by the price ratio described above. BMS will continue to supply Sustiva at cost plus a markup to the joint ventures during this three-year period, unless either party elects to terminate the supply arrangement.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from Gilead alliances:
Net product sales	$—	$—	$1
Alliance and other revenues	1,366	1,267	1,203
Total Revenues	1,366	1,267	1,204

Equity in net loss of affiliates	17	18	16

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2013	2012
Deferred revenue	$468	$339

Lilly

BMS has a commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s November 2008 acquisition of ImClone Systems Incorporated (ImClone) for the codevelopment and promotion of Erbitux* in the U.S. which expires in September 2018. Both parties actively participate in a joint executive committee and various other operating committees and have shared responsibilities for the research and development of the alliance using resources in their own infrastructures. Lilly is responsible for supplying the product to BMS for distribution and sale. BMS is responsible for promotional efforts for the product in North America although Lilly has the right to copromote at their own expense. BMS also has codevelopment and copromotion rights in Canada and Japan. BMS is the principal in third-party customer sales in North America. Under the commercialization agreement, BMS pays Lilly a distribution fee based on a flat rate of 39% of net sales of Erbitux* in North America plus a share of certain royalties paid by Lilly.

In Japan, BMS shares rights to Erbitux* under an agreement with Lilly and Merck KGaA and receives 50% of the pre-tax profit from Merck KGaA’s net sales of Erbitux* in Japan which is further shared equally with Lilly.

In March 2013,BMS and Lilly terminated its arrangement for necitumumab (IMC-11F8), with all rights returning to Lilly. Discovered by ImClone, necitumumab is a fully human monoclonal antibody that was part of the alliance between BMS and Lilly.

BMS is amortizing $500 million of license acquisition costs associated with the Erbitux* alliance agreement through 2018.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from Lilly alliance:
Net product sales	$696	$702	$691

Payments to/(from) Lilly:
Cost of products sold:
Distribution fees and royalties	289	291	287
Amortization of intangible asset	37	38	37
Cost of product supply	65	81	73

Cost reimbursements to/(from) Lilly	(13)	23	5
Other (income)/expense – Japan commercialization fee	(30)	(37)	(34)

Selected Alliance Balance Sheet information	December 31,
Dollars in Millions	2013	2012
Other intangible assets – Non-refundable upfront, milestone and other licensing payments	$174	$211

BMS acquired Amylin Pharmaceuticals, Inc. (Amylin) on August 8, 2012 (see “—Note 4. Acquisitions” for further information). Amylin had previously entered into a settlement and termination agreement with Lilly regarding their alliance for the global development and commercialization of Byetta* and Bydureon* (exenatide products) under which the parties agreed to transition full responsibility of these products to Amylin. The transition of the U.S. operations was completed by the time of the acquisition. The transition of non-U.S. operations of the exenatide products in a majority of markets was completed on April 1, 2013 terminating Lilly's exclusive right to non-U.S. commercialization of the exenatide products. Promissory notes assumed in the acquisition of Amylin aggregating $1.4 billion were repaid to Lilly during 2012.

Sanofi

In September 2012, BMS and Sanofi restructured the terms of the codevelopment and cocommercialization agreements for Plavix* and Avapro*/Avalide*. Effective January 1, 2013, Sanofi assumed essentially all of the worldwide operations of the alliance with the exception of Plavix* in the U.S. and Puerto Rico. The alliance for Plavix* in these markets will continue unchanged through December 2019 under the same terms as in the original alliance arrangements described below. In exchange for the rights being assumed by Sanofi, BMS will receive quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018. All ongoing disputes between the companies were resolved including an $80 million payment by BMS to Sanofi related to the Avalide* supply disruption in the U.S. in 2011 (accrued for in 2011).

Beginning in 2013, all royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in alliance and other revenues ($220 million). Development and opt-out royalty income of $143 million in 2012 and $126 million in 2011 were included in other (income)/expense. Development royalty expense of $67 million in 2012 and $182 million in 2011 was included in other (income)/expense. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Additionally, equity in net income of affiliates in 2013 included $22 million of profit that was deferred prior to the restructuring of the agreement. Alliance and other revenues attributed to the supply of irbesartan API to Sanofi were $116 million in 2013, $117 million in 2012 and $33 million in 2011. The supply arrangement for irbesartan expires in 2015.

Prior to the restructuring, BMS’s worldwide alliance with Sanofi for the codevelopment and cocommercialization of Avapro*/Avalide* and Plavix* operated under the framework of two geographic territories: one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. These two territory partnerships managed central expenses, such as marketing, research and development and royalties, and supply of finished product to individual countries. BMS acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidates all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. BMS also recognized net product sales in comarketing countries outside this territory (e.g. Italy for irbesartan only, Germany, Greece and Spain).

Sanofi acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering Europe and Asia and BMS has a 49.9% ownership interest in this territory.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from Sanofi alliances:
Net product sales	$153	$2,930	$8,003
Alliance and other revenues	336	120	37
Total Revenues	489	3,050	8,040

Payments to/(from) Sanofi:
Cost of product supply	4	81	245
Cost of products sold – Royalties	4	530	1,583
Equity in net income of affiliates	(183)	(201)	(298)
Other (income)/expense	(18)	(171)	72
Noncontrolling interest – pre-tax	36	844	2,323

Selected Alliance Cash Flow information:
Distributions (to)/from Sanofi - Noncontrolling interest	43	(742)	(2,335)
Distributions from Sanofi - Investment in affiliates	149	229	283

Selected Alliance Balance Sheet information:		December 31,
Dollars in Millions		2013	2012
Investment in affiliates – territory covering Europe and Asia(a)		43	9
Noncontrolling interest		49	(30)

(a)	Included in alliance receivables.

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Net sales	$395	$1,077	$1,469
Gross profit	319	453	658
Net income	$313	$394	$562

Cost of products sold for the territory covering Europe and Asia includes discovery royalties of $38 million in 2013, $133 million in 2012 and $184 million in 2011, which are paid directly to Sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $108 million in 2013, $293 million in 2012 and $400 million in 2011 related to receivables/payables attributed to cash distributions to BMS and Sanofi as well as intercompany balances between partnerships within the territory. The remaining current assets and current liabilities consist of third-party trade receivables, inventories and amounts due to BMS and Sanofi for the purchase of inventories, royalties and expense reimbursements.

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide codevelopment and cocommercialization agreement for Eliquis, an anticoagulant discovered by BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies share commercialization expenses and profits and losses equally on a global basis. In certain countries not in the BMS global commercialization network, Pfizer will commercialize Eliquis alone and will pay BMS compensation based on a percentage of net sales.

Upon entering into the agreement, co-exclusive license rights for the product was granted to Pfizer in exchange for an upfront payment and potential milestone payments, and both parties assumed certain obligations to actively participate in the alliance. Both parties actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS manufactures the product in the alliance and is the principal in the end-customer product sales in substantially all countries.

We have determined that the rights transferred to Pfizer did not have standalone value as such rights were not sold separately by BMS or any other party, nor could Pfizer have received any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement, including the exclusive supply arrangement. As such, the global alliance was treated as a single unit of accounting. As a result, up-front proceeds and any subsequent contingent milestone proceeds were amortized over the life of the related product.

BMS received $784 million in non-refundable upfront, milestone and other licensing payments related to Eliquis to date, including $20 million received in January 2014, and could receive up to an additional $100 million for development and regulatory milestones. Amortization of the Eliquis deferred income is included in other income as Eliquis was not a commercial product at the commencement of the alliance.
Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Revenues from Pfizer alliance:
Net product sales	$144	$2	$—
Alliance and other revenues	2	—	—
Total Revenues	146	2	—

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	69	1	—
Cost reimbursements to/(from) Pfizer	4	(11)	(75)
Other (income)/expense – Amortization of deferred income	(41)	(37)	(33)

Selected Alliance Cash Flow information:
Non-refundable upfront, milestone and other licensing payments receipts	205	20	65

Selected Alliance Balance Sheet information:		December 31,
Dollars in Millions		2013	2012
Deferred income		$581	$397

Reckitt Benckiser Group

In May 2013, BMS and Reckitt Benckiser Group plc (Reckitt) entered into a three-year alliance for several over-the-counter-products sold primarily in Mexico and Brazil. Net sales of these products were approximately $100 million in 2012. Reckitt received the right to sell, distribute and market the products through May 2016 and will have certain responsibilities related to regulatory matters in the covered territory. BMS will receive royalties on net sales of the products and will also exclusively supply certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including the market authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

BMS also granted Reckitt an option to acquire the trademarks, inventory and certain other assets exclusively related to the products at the end of the alliance period at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at the time). If the option is not exercised, all assets previously transferred to Reckitt will revert back to BMS. The option may be exercised by Reckitt between May and November 2015, in which case closing would be expected to occur in May 2016.

Non-refundable upfront proceeds of $485 million received by BMS were allocated to two units of accounting, including the rights transferred to Reckitt ($376 million) and the fair value of the option to purchase the remaining assets ($109 million) using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability were not significant in 2013. The amount allocated to the rights transferred to Reckitt is amortized as alliance and other revenue over the contractual term. Alliance and other revenue was $116 million in 2013, including product supply and royalties.

The Medicines Company

In February 2013, BMS and The Medicines Company entered into a two-year alliance for Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics, Inc in 2010). Net product sales of Recothrom were $67 million in 2012. The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and will have certain responsibilities related to regulatory matters in the covered territory. BMS will exclusively supply Recothrom to The Medicines Company pursuant to a supply agreement at cost plus a markup and will also receive royalties on net sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the alliance period, including the Recothrom Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

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

Non-refundable upfront proceeds of $115 million received by BMS were allocated to two units of accounting, including the rights transferred to The Medicines Company ($80 million) and the fair value of the option to purchase the remaining assets ($35 million) using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. Changes in the estimated fair value of the option liability were not significant in 2013. The amount allocated to the rights transferred to The Medicines Company is amortized as alliance and other revenue over the contractual term. Alliance and other revenue was $74 million in 2013, including product supply and royalties.

Valeant

In October 2012, BMS and PharmaSwiss SA, a wholly-owned subsidiary of Valeant Pharmaceuticals International Inc. (Valeant) entered into a alliance for certain mature brand products in Europe. Valeant received the right to sell, distribute, and market the products in Europe through December 31, 2014 and will have certain responsibilities related to regulatory matters in the covered territory. During the alliance term, BMS will also exclusively supply the products to Valeant pursuant to a supply agreement at cost plus a markup.

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

Non-refundable upfront proceeds of $79 million received by BMS were allocated to two units of accounting, including the rights transferred to Valeant ($61 million) and the fair value of the option to purchase the remaining assets ($18 million) using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in accrued expenses. Changes in the estimated fair value of the option liability were not significant in 2013 and 2012. The amount allocated to the rights transferred to Valeant is amortized as alliance and other revenue over the contractual term. Alliance and other revenue was $49 million in 2013 and $5 million in 2012, including product supply. Net product sales recognized during a transitional period were $4 million in 2013 and $5 million in 2012.
Note 4. ACQUISITIONS
Amylin Pharmaceuticals, Inc. Acquisition
On August 8, 2012, BMS completed its acquisition of the outstanding shares of Amylin, a biopharmaceutical company focused on the discovery, development and commercialization of innovative medicines to treat diabetes and other metabolic diseases. Acquisition costs of $29 million were included in other expenses.

BMS obtained full U.S. commercialization rights to Amylin’s two primary commercialized assets, Bydureon*, a once-weekly diabetes treatment and Byetta*, a daily diabetes treatment, both of which are glucagon-like peptide-1 (GLP-1) receptor agonists approved in certain countries to improve glycemic control in adults with type 2 diabetes. BMS also obtained full commercialization rights to Symlin*, an amylinomimetic approved in the U.S. for adjunctive therapy to mealtime insulin to treat diabetes. Goodwill generated from this acquisition was primarily attributed to the expansion of our diabetes franchise.

IPRD was attributed to metreleptin, an analog of the human hormone leptin being studied and developed for the treatment of diabetes and/or hypertriglyceridemia in pediatric and adult patients with inherited or acquired lipodystrophy. The estimated useful life and the cash flows utilized to value metreleptin assumed initial positive cash flows to commence shortly after the expected receipt of regulatory approvals, subject to trial results.

See "—Note 5. Assets Held-For-Sale" for a discussion of the sale of the Company's diabetes business, including Amylin, to AstraZeneca which comprised our global diabetes alliance with them.
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

In August 2012, the Company discontinued development of INX-189 in the interest of patient safety. As a result, the Company recognized a non-cash, pre-tax impairment charge of $1.8 billion related to the IPRD intangible asset in the third quarter of 2012. For further information discussion of the impairment charge, see “—Note 14. Goodwill and Other Intangible Assets.”
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

The total consideration transferred and the allocation of the acquisition date fair values of assets acquired and liabilities assumed in the Amylin, Inhibitex, and Amira acquisitions were as follows:

Dollars in Millions
Identifiable net assets:	Amylin	Inhibitex	Amira
Cash	$179	$46	$15
Marketable securities	108	17	—
Inventory	173	—	—
Property, plant and equipment	742	—	—
Developed technology rights	6,340	—	—
IPRD	120	1,875	160
Other assets	136	—	—
Debt obligations	(2,020)	(23)	—
Other liabilities	(339)	(10)	(16)
Deferred income taxes	(1,068)	(579)	(41)
Total identifiable net assets	4,371	1,326	118
Goodwill	847	1,213	265
Total consideration transferred	$5,218	$2,539	$383

Cash paid for the acquisition of Amylin included payments of $5,093 million to its outstanding common stockholders and $219 million to holders of its stock options and restricted stock units (including $94 million attributed to accelerated vesting that was accounted for as stock compensation expense in the third quarter of 2012).

The results of operations and cash flows from acquired companies are included in the consolidated financial statements as of the acquisition date. Pro forma supplemental financial information is not provided as the impacts of the acquisitions were not material to operating results in the year of acquisition. Goodwill, IPRD and all intangible assets valued in these acquisitions are non-deductible for tax purposes.

Note 5. ASSETS HELD-FOR-SALE

In February 2014, BMS sold to AstraZeneca the diabetes business of BMS which comprised our global alliance with them, including all rights and ownership to Onglyza, Forxiga, Bydureon*, Byetta*, Symlin* and metreleptin. The transaction included the shares of Amylin (previously acquired by BMS in August 2012), and the resulting transfer of its manufacturing facility in West Chester, Ohio; the intellectual property related to Onglyza and Forxiga; and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana no earlier than 18 months following the closing of the transaction. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca upon the closing of the transaction.

As consideration for the transaction, AstraZeneca paid $2.7 billion to BMS at closing, a $600 million milestone in February 2014 for the approval of Farxiga in the U.S., and will make contingent regulatory and sales-based milestone payments of up to $800 million and royalty payments based on net sales through 2025. In addition, AstraZeneca will make payments of up to $225 million if and when certain assets are transferred including the Mount Vernon manufacturing site and the diabetes business in China.

The business was treated as a single disposal group held for sale as of December 31, 2013. No write-down was required as the fair value of the business less costs to sell exceeded the related carrying value. The following assets and liabilities of the diabetes business held-for-sale is presented separately from BMS’s other accounts as of December 31, 2013.

Dollars in Millions	December 31, 2013
Assets
Receivables	$83
Inventories	163
Deferred income taxes - current	125
Prepaid expenses and other	20
Property, plant and equipment	678
Goodwill(a)	550
Other intangible assets	5,682
Other assets	119
Total assets held-for-sale	7,420

Liabilities
Short-term borrowings and current portion of long-term debt	27
Accounts payable	30
Accrued expenses	148
Deferred income - current	352
Accrued rebates and returns	81
Deferred income - noncurrent	3,319
Deferred income taxes - noncurrent	946
Other liabilities	28
Total liabilities related to assets held-for-sale	4,931

(a)    The allocation of goodwill was based on the relative fair value of the diabetes business (as of December 31, 2013) being divested to the Company's reporting unit.

The stock and asset purchase agreement contains multiple elements that will be delivered subsequent to the closing of the transaction. Each element of the transaction was determined to have standalone value and as a result, a portion of the consideration received at closing will be allocated to the undelivered elements using the relative selling price method including the China diabetes business, the Mount Vernon manufacturing facility, the development agreement and the incremental discount attributed to the supply agreement. The remaining amount of consideration received at closing will be included in the calculation of the estimated net gain on disposal.

All contingent consideration, including royalties and milestone payments, if and when received, will also be allocated to the underlying elements of the transaction on a relative selling price basis. Amounts allocated to the sale of the business will be immediately recognized.  Amounts allocated to the other elements will either be recognized immediately or deferred, in whole or in part, to the extent each element has been delivered.
Note 6. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Interest expense	$199	$182	$145
Investment income	(104)	(106)	(91)
Provision for restructuring (See Note 7)	226	174	116
Litigation charges/(recoveries)	20	(45)	6
Equity in net income of affiliates	(166)	(183)	(281)
Out-licensed intangible asset impairment	—	38	—
Gain on sale of product lines, businesses and assets	(2)	(53)	(37)
Other income received from alliance partners, net	(148)	(312)	(140)
Pension curtailments and settlements	165	158	10
Other	15	67	(62)
Other (income)/expense	$205	$(80)	$(334)

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Employee termination benefits	$211	$145	$85
Other exit costs	15	29	31
Provision for restructuring	$226	$174	$116

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 1,450 in 2013, 1,205 in 2012 and 822 in 2011.

The following table represents the activity of employee termination and other exit cost liabilities:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Liability at January 1	$167	$77	$126
Charges	249	178	128
Change in estimates	(23)	(4)	(12)
Provision for restructuring	226	174	116
Foreign currency translation	4	(1)	2
Amylin acquisition	—	26	—
Liabilities related to assets held-for-sale	(67)	—	—
Spending	(228)	(109)	(167)
Liability at December 31	$102	$167	$77

Note 8. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Current:
U.S.	$375	$627	$864
Non-U.S.	427	442	442
Total Current	802	1,069	1,306
Deferred:
U.S.	(390)	(1,164)	406
Non-U.S	(101)	(66)	9
Total Deferred	(491)	(1,230)	415
Total Provision/(Benefit)	$311	$(161)	$1,721

Effective Tax Rate

The reconciliation of the effective tax/(benefit) rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2013		2012		2011
Earnings/(Loss) before income taxes:
U.S.	$(135)		$(271)		$4,336
Non-U.S.	3,026		2,611		2,645
Total	$2,891		$2,340		$6,981
U.S. statutory rate	1,012	35.0%	819	35.0%	2,443	35.0%
Non-tax deductible annual pharmaceutical company fee	63	2.2%	90	3.8%	80	1.2%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(620)	(21.4)%	(688)	(29.4)%	(593)	(8.5)%
State and local taxes (net of valuation allowance)	25	0.9%	20	0.9%	33	0.5%
U.S. Federal, state and foreign contingent tax matters	134	4.6%	66	2.8%	(161)	(2.3)%
U.S. Federal research and development tax credit	(181)	(6.3)%	—	—	(69)	(1.0)%
U.S. tax effect of capital losses	—	—	(392)	(16.7)%	—	—
Foreign and other	(122)	(4.2)%	(76)	(3.3)%	(12)	(0.2)%
	$311	10.8%	$(161)	(6.9)%	$1,721	24.7%

The change in the 2013 effective tax rate from 2012 was due to:

•	A tax benefit in 2012 of $392 million attributable to a capital loss deduction resulting from the tax insolvency of Inhibitex;

•	Tax benefits attributable to higher impairment charges in 2012 (including an $1,830 million impairment charge for the BMS-986094 intangible asset in the U.S.); and

•	Higher charges from contingent tax matters ($134 million in 2013 and $66 million in 2012)

Partially offset by:

•
Favorable earnings mix between high and low tax jurisdictions primarily attributable to lower Plavix* revenues in 2013 and to a lesser extent the impact of an internal transfer of intellectual property in the fourth quarter of 2012; and

•
A favorable impact on the current year rate from the legal enactment of the 2012 and 2013 research and development tax credit during 2013. The retroactive reinstatement of the 2012 research and development tax credit recognized in 2013 was $82 million.

The change in the 2012 effective tax rate from 2011 was due to:

•	A tax benefit of $392 million attributable to a capital loss deduction resulting from the tax insolvency of Inhibitex; and

•
Favorable earnings mix between high and low tax jurisdictions primarily attributed to lower Plavix* revenues and a $1,830 million impairment charge for BMS-986094 intangible asset in the U.S. and to a lesser extent, an internal transfer of intellectual property.

Partially offset by:

•	Contingent tax matters which resulted in a $66 million charge in 2012 and $161 million benefit in 2011;

•	An unfavorable impact on the current year rate from the delay in the legal enactment of the research and development tax credit, which was not extended as of December 31, 2012; and

•	Changes in prior period estimates upon finalizing U.S. tax returns resulting in a $54 million benefit in 2011.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2013	2012
Deferred tax assets
Foreign net operating loss carryforwards	$3,892	$3,722
Milestone payments and license fees	483	550
Deferred income	2,168	2,083
U.S. capital losses	784	794
U.S. Federal net operating loss carryforwards	138	170
Pension and postretirement benefits	120	693
State net operating loss and credit carryforwards	377	346
Intercompany profit and other inventory items	495	288
U.S. Federal tax credit carryforwards	23	31
Other foreign deferred tax assets	187	197
Share-based compensation	107	111
Legal settlements	20	45
Repatriation of foreign earnings	49	86
Internal transfer of intellectual property	223	—
Other	357	344
Total deferred tax assets	9,423	9,460
Valuation allowance	(4,623)	(4,404)
Net deferred tax assets	4,800	5,056

Deferred tax liabilities
Depreciation	(148)	(147)
Acquired intangible assets	(2,567)	(2,768)
Other	(780)	(734)
Total deferred tax liabilities	(3,495)	(3,649)
Deferred tax assets, net	$1,305	$1,407

Recognized as:
Assets held-for-sale	$125	$—
Deferred income taxes – current	1,701	1,597
Deferred income taxes – non-current	508	203
U.S. and foreign income taxes payable – current	(10)	(10)
Liabilities related to assets held-for-sale	(946)	—
Deferred income taxes – non-current	(73)	(383)
Total	$1,305	$1,407

The U.S. Federal net operating loss carryforwards were $396 million at December 31, 2013. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The U.S. Federal tax credit carryforwards expire in varying amounts beginning in 2017. The realization of the U.S. Federal tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. The capital loss available of $2,196 million can be carried back to 2009 and carried forward to 2017. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2014 (certain amounts have unlimited lives).

Management has established a valuation allowance when a deferred tax asset is more likely than not to be realized. At December 31, 2013, a valuation allowance of $4,623 million was established for the following items: $3,849 million primarily for foreign net operating loss and tax credit carryforwards, $378 million for state deferred tax assets including net operating loss and tax credit carryforwards, $13 million for U.S. Federal net operating loss carryforwards and $383 million for U.S. Federal capital losses.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Balance at beginning of year	$4,404	$3,920	$1,863
Provision	252	494	2,410
Utilization	(68)	(145)	(135)
Foreign currency translation	40	39	(222)
Acquisitions	(5)	96	4
Balance at end of year	$4,623	$4,404	$3,920

Income tax payments were $478 million in 2013, $676 million in 2012 and $597 million in 2011. The current tax benefit realized as a result of stock related compensation credited to capital in excess of par value of stock was $129 million in 2013, $71 million in 2012 and $47 million in 2011.

U.S. taxes have not been provided on approximately $24 billion of undistributed earnings of foreign subsidiaries as these undistributed earnings are indefinitely invested offshore at December 31, 2013. Additional tax provisions will be required if these earnings are repatriated in the future to the U.S. or if such earnings are determined to be remitted in the foreseeable future. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that will have to be provided. As a result, BMS has favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Balance at beginning of year	$642	$628	$845
Gross additions to tax positions related to current year	74	46	44
Gross additions to tax positions related to prior years	108	66	105
Gross additions to tax positions assumed in acquisitions	—	31	1
Gross reductions to tax positions related to prior years	(87)	(57)	(325)
Settlements	26	(54)	(30)
Reductions to tax positions related to lapse of statute	(8)	(19)	(7)
Cumulative translation adjustment	1	1	(5)
Balance at end of year	$756	$642	$628

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Unrecognized tax benefits that if recognized would impact the effective tax rate	$508	$633	$570
Accrued interest	83	59	51
Accrued penalties	34	32	25
Interest expense	24	14	10
Penalty expense	3	16	7

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

BMS is currently under examination by a number of tax authorities, including but not limited to the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2013 will decrease in the range of approximately $350 million to $400 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. BMS also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2013
Canada	2006 to 2013
France	2011 to 2013
Germany	2007 to 2013
Italy	2003 to 2013
Mexico	2006 to 2013

Note 9. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2013	2012	2011
Net Earnings Attributable to BMS	$2,563	$1,960	$3,709
Earnings attributable to unvested restricted shares	—	(1)	(8)
Net Earnings Attributable to BMS common shareholders	$2,563	$1,959	$3,701

Earnings per share - basic	$1.56	$1.17	$2.18

Weighted-average common shares outstanding - basic	1,644	1,670	1,700
Contingently convertible debt common stock equivalents	1	1	1
Incremental shares attributable to share-based compensation plans	17	17	16
Weighted-average common shares outstanding - diluted	1,662	1,688	1,717

Earnings per share - diluted	$1.54	$1.16	$2.16

Anti-dilutive weighted-average equivalent shares - stock incentive plans	—	2	13

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Level 2 inputs utilize observable prices for similar instruments, non-binding quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, equity funds, fixed income funds and long-term debt. Additionally, certain corporate debt securities utilize a third-party matrix pricing model that uses significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities and are valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of December 31, 2013. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from period-to-period due to volatility in underlying foreign currencies and underlying interest rates, which are driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swaps due to changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. The fair value of written options to sell the assets of certain businesses in connection with alliance agreements (see “—Note 3. Alliances” for further discussion) is based on an option pricing methodology that considers revenue and profitability projections, volatility, discount rates, and potential exercise price assumptions.The fair value of contingent consideration related to an acquisition (See "—Note 4. Acquisitions") was estimated utilizing a model that considered the probability of achieving each milestone and discount rates. Valuation models for the Auction Rate Security (ARS) and Floating Rate Security (FRS) portfolio are based on expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The fair value of the ARS and FRS was not material at December 31, 2013 and 2012.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2013				December 31, 2012
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$3,201	$—	$3,201	$—	$1,288	$—	$1,288
Marketable securities
Certificates of deposit	—	122	—	122	—	34	—	34
Corporate debt securities	—	4,432	—	4,432	—	4,377	—	4,377
U.S. Treasury securities	—	—	—	—	150	—	—	150
Equity funds	—	74	—	74	—	57	—	57
Fixed income funds	—	46	—	46	—	47	—	47
ARS and FRS	—	—	12	12	—	—	31	31
Derivative assets:
Interest rate swap contracts	—	64	—	64	—	146	—	146
Foreign currency forward contracts	—	50	—	50	—	59	—	59
Derivative liabilities:
Interest rate swap contracts	—	(27)	—	(27)	—	—	—	—
Foreign currency forward contracts	—	(35)	—	(35)	—	(30)	—	(30)
Written option liabilities(a)	—	—	(162)	(162)	—	—	(18)	(18)
Contingent consideration liability(b)	—	—	(8)	(8)	—	—	(8)	(8)

(a)	Written option liabilities of $18 million and $144 million are included in accrued expenses and other liabilities, respectively. See "Note 3. Alliances" for further information.

(b)	The contingent consideration liability is included in other liabilities. See "Note 4. Acquisitions" for further information.
The following table summarizes the activity the financial assets utilizing Level 3 fair value measurements:

	2013			2012
Dollars in Millions	Written option liabilities	Contingent consideration liability	ARS and FRS	Written option liabilities	Contingent consideration liability	ARS and FRS
Fair value at January 1	$(18)	$(8)	$31	$—	$(8)	$110
Additions from new alliances	(144)	—	—	(18)	—	—
Unrealized gains	—	—	1	—	—	2
Sales	—	—	(20)	—	—	(81)
Fair value at December 31	$(162)	$(8)	$12	$(18)	$(8)	$31

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

December 31, 2013
Certificates of deposit	$122	$—	$—	$122
Corporate debt securities	4,401	44	(13)	4,432
ARS	9	3	—	12
Total	4,532	47	(13)	4,566

December 31, 2012
Certificates of deposit	$34	$—	$—	$34
Corporate debt securities	4,305	72	—	4,377
U.S. Treasury securities	150	—	—	150
ARS and FRS	29	3	(1)	31
Total	4,518	75	(1)	4,592

Available-for-sale securities included in current marketable securities were $819 million at December 31, 2013. Non-current available-for-sale corporate debt securities maturing within five years were $3,735 million at December 31, 2013. Auction rate securities maturing beyond 10 years were $12 million at December 31, 2013.

Fair Value Option for Financial Assets

The Company invests in equity and fixed income funds that are designed to offset the changes in fair value of certain employee retirement benefits. Investments in equity and fixed income funds are included in current marketable securities and were $74 million and $46 million, respectively, at December 31, 2013 and $57 million and $47 million, respectively, at December 31, 2012. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was $14 million in 2013 and $5 million in 2012.

Qualifying Hedges
The following summarizes the fair value of outstanding derivatives:

		December 31, 2013		December 31, 2012
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$673	$64	$573	$146
Interest rate swap contracts	Other liabilities	1,950	(27)	—	—
Foreign currency forward contracts	Prepaid expenses and other	301	44	—	—
Foreign currency forward contracts	Other assets	100	6	735	59
Foreign currency forward contracts	Accrued expenses	704	(31)	916	(30)
Foreign currency forward contracts	Other liabilities	263	(4)	—	—

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These forward contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years, including $14 million of pre-tax gains to be reclassified within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($780 million) and Japanese yen ($247 million) at December 31, 2013.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($741 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges and are used as part of an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The swaps and underlying debt for the benchmark risk being hedged are recorded at fair value. The effective interest rate paid on fixed-to-floating interest rate swaps is one-month LIBOR (0.17% as of December 31, 2013) plus an interest rate spread ranging from (0.8)% to 4.4%. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized into earnings as a reduction to interest expense over the remaining life of the debt.

Fixed-to-floating interest rate swap contracts were executed in 2013 to convert $2,050 million notional amount from fixed rate to variable rate debt.

During 2011, fixed-to-floating interest rate swap contracts of $1.6 billion notional amount and €1.0 billion notional amount were terminated generating total proceeds of $356 million (including accrued interest of $66 million).

Debt Obligations
Short-term borrowings and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2013	2012
Bank drafts and short-term borrowings	$359	$162
Current portion of long-term debt	—	664
Total	$359	$826

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2013	2012
Principal Value:
5.25% Notes due 2013	$—	$597
4.375% Euro Notes due 2016	684	659
0.875% Notes due 2017	750	750
5.45% Notes due 2018	582	582
1.75% Notes due 2019	500	—
4.625% Euro Notes due 2021	684	659
2.000% Notes due 2022	750	750
7.15% Debentures due 2023	304	304
3.250% Notes due 2023	500	—
6.80% Debentures due 2026	330	330
5.875% Notes due 2036	625	625
6.125% Notes due 2038	480	480
3.250% Notes due 2042	500	500
4.500% Notes due 2044	500	—
6.88% Debentures due 2097	260	260
0% - 5.75% Other - maturing 2014 - 2030	144	135
Subtotal	7,593	6,631

Adjustments to Principal Value:
Fair value of interest rate swap contracts	37	146
Unamortized basis adjustment from swap terminations	442	509
Unamortized bond discounts	(64)	(54)
Total	$8,008	$7,232

Current portion of long-term debt(a)	$27	$664
Long-term debt	7,981	6,568

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

Included in other debt is $49 million of Floating Rate Convertible Senior Debentures due 2023 which can be redeemed by the holders at par on September 15, 2018 or if a fundamental change in ownership occurs. The Debentures are callable at par at any time by the Company. The Debentures have a current conversion price of $39.58, equal to a conversion rate of 25.2623 shares for each $1,000 principal amount, subject to certain anti-dilutive adjustments.

The average amount of commercial paper outstanding was $259 million at a weighted-average interest rate of 0.12% during 2013. The maximum month end amount of commercial paper outstanding was $820 million with no outstanding borrowings at December 31, 2013.

During the fourth quarter of 2013, $1.5 billion of senior unsecured notes were issued: $500 million in aggregate principal amount of 1.750% Notes due 2019, $500 million in aggregate principal amount of 3.250% Notes due 2023 and $500 million in aggregate principal amount of 4.500% Notes due 2044 in a registered public offering . Interest on the notes will be paid semi-annually. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time at a predetermined redemption price. The net proceeds of the note issuances were $1,477 million, which is net of a discount of $12 million and deferred loan issuance costs of $11 million.

During the third quarter of 2012, $2.0 billion of senior unsecured notes were issued: $750 million in aggregate principal amount of 0.875% Notes due 2017, $750 million in aggregate principal amount of 2.000% Notes due 2022 and $500 million in aggregate principal amount of 3.250% Notes due 2042 in a registered public offering. Interest on the notes will be paid semi-annually. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time at a predetermined redemption price. The net proceeds of the note issuances were $1,950 million, which is net of a discount of $36 million and deferred loan issuance costs of $14 million.

The $597 million principal amount of 5.25% Notes Due 2013 matured and was repaid in the third quarter of 2013. Substantially all of the $2.0 billion debt obligations assumed in the acquisition of Amylin were repaid during the third quarter of 2012, including a promissory note with Lilly with respect to a revenue sharing obligation and Amylin senior notes due 2014. In January 2014, notices were provided to the holders of the 5.45% Notes due 2018 that BMS will exercise its call option to redeem the notes in their entirety in February 2014. The outstanding principal amount of the notes is $582 million.

The principal value of long-term debt obligations was $7,593 million at December 31, 2013, of which $27 million is due in 2014, $684 million is due in 2016, $750 million is due in 2017, $631 million is due in 2018 and the remaining $5,501 million is due in 2019 or thereafter. The fair value of long-term debt was $8,487 million and $8,285 million at December 31, 2013 and 2012, respectively, and was estimated based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

There were no debt repurchases in 2013. Debt repurchase activity for 2012 and 2011, including repayment of the Amylin debt obligations, was as follows:

Dollars in Millions	2012	2011
Principal amount	$2,052	$71
Carrying value	2,081	88
Repurchase price	2,108	78
Notional amount of interest rate swap contracts terminated	6	34
Swap termination proceeds	2	6
Total loss/(gain)	27	(10)

Interest payments were $268 million in 2013, $241 million in 2012 and $171 million in 2011 net of amounts related to interest rate swap contracts.

BMS has two separate $1.5 billion five-year revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2013 or 2012.

At December 31, 2013, $633 million of financial guarantees were provided in the form of stand-by letters of credit and performance bonds. The stand-by letters of credit are issued through financial institutions in support of guarantees made by BMS and its affiliates for various obligations. The performance bonds were issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 11. RECEIVABLES

Receivables include:

	December 31,
Dollars in Millions	2013	2012
Trade receivables	$1,779	$1,812
Less allowances	(89)	(104)
Net trade receivables	1,690	1,708
Alliance partners receivables	1,122	857
Prepaid and refundable income taxes	262	319
Miscellaneous receivables	286	199
Receivables	$3,360	$3,083

Non-U.S. receivables sold on a nonrecourse basis were $1,031 million in 2013, $956 million in 2012, and $1,077 million in 2011. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented 40% and 37% of total trade receivables at December 31, 2013 and 2012, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2013	2012	2011
Balance at beginning of year	$104	$147	$107
Provision	720	832	1,094
Utilization	(731)	(875)	(1,054)
Assets held-for-sale	(4)	—	—
Balance at end of year	$89	$104	$147

Note 12. INVENTORIES

Inventories include:

	December 31,
Dollars in Millions	2013	2012
Finished goods	$491	$572
Work in process	757	814
Raw and packaging materials	250	271
Inventories	$1,498	$1,657

Inventories expected to remain on-hand beyond one year are included in other assets and were $351 million at December 31, 2013 and $424 million at December 31, 2012.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

	December 31,
Dollars in Millions	2013	2012
Land	$109	$114
Buildings	4,748	4,963
Machinery, equipment and fixtures	3,699	3,695
Construction in progress	287	611
Gross property, plant and equipment	8,843	9,383
Less accumulated depreciation	(4,264)	(4,050)
Property, plant and equipment	$4,579	$5,333

Property, plant and equipment related to the Mount Vernon, Indiana manufacturing facility was approximately $300 million as of December 31, 2013. The facility is expected to be sold no earlier than 18 months following the closing of the diabetes business transaction. It was not included in assets held-for-sale because the assets were not available for immediate sale in their present condition and are not expected to be sold within a year. See "—Note 3. Alliances” for further discussion on the sale of the diabetes business.

Depreciation expense was $453 million in 2013, $382 million in 2012 and $448 million in 2011.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows:

	December 31,
Dollars in Millions	2013	2012
Carrying amount of goodwill at January 1	$7,635	$5,586
Acquisitions:
Inhibitex	—	1,213
Amylin	11	836
Assets held-for-sale	(550)	—
Carrying amount of goodwill at December 31	$7,096	$7,635

In the first quarter of 2013, the purchase price allocation was finalized for the Amylin acquisition resulting in an $11 million adjustment to goodwill and deferred income taxes. Goodwill of $550 million was allocated to the sale of the diabetes business and included in assets held-for-sale. See“—Note 5. Assets Held-For-Sale” for further discussion.

Other intangible assets include:

		December 31, 2013			December 31, 2012
Dollars in Millions	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	5 – 15 years	$1,162	$637	$525	$1,160	$534	$626
Developed technology rights	9 – 15 years	2,486	1,482	1,004	8,827	1,604	7,223
Capitalized software	3 – 10 years	1,240	999	241	1,200	939	261
Total finite-lived intangible assets		4,888	3,118	1,770	11,187	3,077	8,110
IPRD		548	—	548	668	—	668
Total other intangible assets		$5,436	$3,118	$2,318	$11,855	$3,077	$8,778

Changes in other intangible assets were as follows:

Dollars in Millions	2013	2012	2011
Other intangible assets carrying amount at January 1	$8,778	$3,124	$3,370
Capitalized software and other additions	80	60	75
Acquisitions	—	8,335	160
Amortization expense	(858)	(607)	(353)
Impairment charges	—	(2,134)	(30)
Assets held-for-sale	(5,682)	—	—
Other	—	—	(98)
Other intangible assets, net carrying amount at December 31	$2,318	$8,778	$3,124

Developed technology rights of $5,562 million and IPRD of $120 million related to the sale of the diabetes business were reclassified to assets held-for-sale as of December 31, 2013. See “—Note 5. Assets Held-For-Sale” for further discussion.

Annual amortization expense of other intangible assets is expected to be approximately $300 million in 2014, $200 million in 2015, $200 million in 2016, $200 million in 2017, $150 million in 2018 and $720 million thereafter.

BMS announced the discontinued development of BMS-986094 (formerly known as INX-189), a nucleotide polymerase (NS5B) inhibitor that was in Phase II development for the treatment of the hepatitis C virus infection in August 2012. The decision was made in the interest of patient safety, based on a rapid, thorough and ongoing assessment of patients in a Phase II study that was voluntarily suspended on August 2012. BMS acquired BMS-986094 with its acquisition of Inhibitex in February 2012. As a result of the termination of this development program, a $1,830 million pre-tax impairment charge was recognized for the IPRD intangible asset.

An impairment charge of $120 million was recognized in 2012 related to continued competitive pricing pressures and a partial write-down to fair value of developed technology rights related to a previously acquired non-key product.

Note 15. ACCRUED EXPENSES

Accrued expenses include:

	December 31,
Dollars in Millions	2013	2012
Employee compensation and benefits	$735	$844
Royalties	173	152
Accrued research and development	380	418
Restructuring - current	73	120
Pension and postretirement benefits	47	49
Accrued litigation	65	162
Other	679	828
Total accrued expenses	$2,152	$2,573

Note 16. SALES REBATES AND RETURN ACCRUALS

Reductions to trade receivables and accrued rebates and returns liabilities are as follows:

	December 31,
Dollars in Millions	2013	2012
Charge-backs related to government programs	$37	$41
Cash discounts	12	13
Reductions to trade receivables	$49	$54

Managed healthcare rebates and other contract discounts	$147	$175
Medicaid rebates	227	351
Sales returns	279	345
Other adjustments	236	183
Accrued rebates and returns	$889	$1,054

Note 17. DEFERRED INCOME

Deferred income includes:

	December 31,
Dollars in Millions	2013	2012
Upfront, milestone and other licensing receipts	$970	$4,346
Atripla* deferred revenue	468	339
Gain on sale-leaseback transactions	71	99
Other	16	65
Total deferred income	$1,525	$4,849

Current portion	$756	$825
Non-current portion	769	4,024

Upfront, milestone and other licensing receipts are amortized over the expected life of the product. For further information pertaining to upfront, milestone and other licensing receipts and deferred revenue related to Atripla*, see“—Note 3. Alliances”. Deferred gains on several sale-leaseback transactions are amortized over the remaining lease terms of the related facilities through 2018. Amortization of deferred income was $548 million in 2013, $308 million in 2012 and $173 million in 2011.

Deferred income of $3,671 million was included in liabilities related to assets held-for-sale at December 31, 2013. See“—Note 5. Assets Held-For-Sale” for further discussion.

Note 18. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2011	2,205	$220	$3,682	$31,636	501	$(17,454)	$(75)
Net earnings	—	—	—	3,709	—	—	2,333
Cash dividends declared	—	—	—	(2,276)	—	—	—
Stock repurchase program	—	—	—	—	42	(1,226)	—
Employee stock compensation plans	—	—	(568)	—	(28)	1,278	—
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	7
Distributions	—	—	—	—	—	—	(2,354)
Balance at December 31, 2011	2,205	220	3,114	33,069	515	(17,402)	(89)
Net earnings	—	—	—	1,960	—	—	850
Cash dividends declared	—	—	—	(2,296)	—	—	—
Stock repurchase program	—	—	—	—	73	(2,407)	—
Employee stock compensation plans	3	1	(420)	—	(18)	986	—
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	(6)
Distributions	—	—	—	—	—	—	(740)
Balance at December 31, 2012	2,208	221	2,694	32,733	570	(18,823)	15
Net earnings	—	—	—	2,563	—	—	38
Cash dividends declared	—	—	—	(2,344)	—	—	—
Stock repurchase program	—	—	—	—	11	(413)	—
Employee stock compensation plans	—	—	(772)	—	(22)	1,436	—
Distributions	—	—	—	—	—	—	29
Balance at December 31, 2013	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The repurchase program does not have an expiration date and we may consider future repurchases.

Noncontrolling interest is primarily related to the Plavix* and Avapro*/Avalide* partnerships with Sanofi for the territory covering the Americas. Net earnings attributable to noncontrolling interest are presented net of taxes of $20 million in 2013, $317 million in 2012 and $792 million in 2011 with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The components of other comprehensive income/(loss) were as follows:

Dollars in Millions	Pretax	Tax	After Tax
2011
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$28	$(4)	$24
Reclassified to net earnings	52	(20)	32
Derivatives qualifying as cash flow hedges	80	(24)	56
Pension and other postretirement benefits:
Actuarial losses	(1,251)	421	(830)
Amortization(b)	115	(34)	81
Settlements and curtailments(c)	11	(4)	7
Pension and other postretirement benefits	(1,125)	383	(742)
Available for sale securities, unrealized gains	35	(7)	28
Foreign currency translation	(16)	—	(16)
	$(1,026)	$352	$(674)

2012
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$26	$(17)	$9
Reclassified to net earnings	(56)	20	(36)
Derivatives qualifying as cash flow hedges	(30)	3	(27)
Pension and other postretirement benefits:
Actuarial losses	(432)	121	(311)
Amortization(b)	133	(43)	90
Settlements and curtailments(c)	159	(56)	103
Pension and other postretirement benefits	(140)	22	(118)
Available for sale securities:
Unrealized gains	20	(8)	12
Realized gains(d)	(11)	2	(9)
Available for sale securities	9	(6)	3
Foreign currency translation	(15)	—	(15)
	$(176)	$19	$(157)
2013
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$58	$(17)	$41
Reclassified to net earnings	(56)	22	(34)
Derivatives qualifying as cash flow hedges	2	5	7
Pension and other postretirement benefits:
Actuarial gains	1,475	(504)	971
Amortization(b)	129	(43)	86
Settlements(c)	165	(56)	109
Pension and other postretirement benefits	1,769	(603)	1,166
Available for sale securities:
Unrealized losses	(35)	3	(32)
Realized gains(d)	(8)	3	(5)
Available for sale securities	(43)	6	(37)
Foreign currency translation	(75)	—	(75)
	$1,653	$(592)	$1,061

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of products sold.

(b)	Actuarial losses and prior service cost/(credits) are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses.

(c)	Pension settlements and curtailments are recognized in other (income)/expense.

(d)	Realized (gains)/losses on available for sale securities are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive income/(loss), net of taxes, were as follows:

	December 31,
Dollars in Millions	2013	2012
Derivatives qualifying as cash flow hedges	$16	$9
Pension and other postretirement benefits	(1,857)	(3,023)
Available for sale securities	28	65
Foreign currency translation	(328)	(253)
Accumulated other comprehensive income/(loss)	$(2,141)	$(3,202)

Note 19. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES
The Company and certain of its subsidiaries sponsor defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, which covers most U.S. employees and represents approximately 71% and 64% of the consolidated pension plan assets and obligations respectively. The funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

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

The net periodic benefit (credit)/cost of defined benefit pension and postretirement benefit plans includes:

	Pension Benefits			Other Benefits
Dollars in Millions	2013	2012	2011	2013	2012	2011
Service cost — benefits earned during the year	$38	$32	$43	$8	$8	$8
Interest cost on projected benefit obligation	302	319	337	13	22	26
Expected return on plan assets	(519)	(508)	(464)	(26)	(25)	(26)
Amortization of prior service credits	(4)	(3)	(1)	(2)	(2)	(3)
Amortization of net actuarial loss	134	129	112	1	10	7
Curtailments	—	(1)	(3)	—	—	(1)
Settlements	165	160	15	—	—	—
Total net periodic benefit (credit)/cost	$116	$128	$39	$(6)	$13	$11

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2013 and 2012.

Changes in defined benefit and postretirement benefit plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2013	2012	2013	2012
Benefit obligations at beginning of year	$8,200	$7,499	$460	$582
Service cost—benefits earned during the year	38	32	8	8
Interest cost	302	319	13	22
Plan participants’ contributions	2	2	23	24
Curtailments	—	(19)	—	—
Settlements	(350)	(260)	—	—
Plan amendments	(1)	(8)	—	—
Actuarial losses/(gains)	(761)	838	(43)	(107)
Retiree Drug Subsidy	—	—	6	6
Benefits paid	(206)	(227)	(63)	(76)
Exchange rate losses	9	24	—	1
Benefit obligations at end of year	$7,233	$8,200	$404	$460

Fair value of plan assets at beginning of year	$6,542	$5,842	$311	$305
Actual return on plan assets	1,154	761	61	41
Employer contributions	251	396	9	11
Plan participants’ contributions	2	2	23	24
Settlements	(350)	(260)	—	—
Retiree Drug Subsidy	—	—	6	6
Benefits paid	(206)	(227)	(63)	(76)
Exchange rate gains	13	28	—	—
Fair value of plan assets at end of year	$7,406	$6,542	$347	$311

Funded status	$173	$(1,658)	$(57)	$(149)

Assets/(Liabilities) recognized:
Other assets	$731	$22	$87	$12
Accrued expenses	(35)	(37)	(12)	(12)
Pension and other postretirement liabilities	(523)	(1,643)	(132)	(149)
Funded status	$173	$(1,658)	$(57)	$(149)

Recognized in accumulated other comprehensive loss:
Net actuarial losses/(gains)	$2,878	$4,572	$(44)	$34
Net obligation at adoption	—	1	—	—
Prior service credit	(41)	(44)	(4)	(6)
Total	$2,837	$4,529	$(48)	$28

The accumulated benefit obligation for all defined benefit pension plans was $7,125 million and $8,068 million at December 31, 2013 and 2012, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2013	2012
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,291	$8,112
Fair value of plan assets	732	6,432
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,101	$7,987
Fair value of plan assets	608	6,432

Actuarial Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.4%	3.7%	3.8%	3.0%
Rate of compensation increase	2.3%	2.3%	2.1%	2.0%

Weighted-average actuarial assumptions used to determine net periodic benefit (credit)/cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.1%	4.4%	5.2%	3.0%	4.1%	4.8%
Expected long-term return on plan assets	8.0%	8.2%	8.3%	8.8%	8.8%	8.8%
Rate of compensation increase	2.3%	2.3%	2.4%	2.1%	2.0%	2.0%

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

	2013	2012	2011
10 years	8.0%	8.5%	5.6%
15 years	6.8%	6.5%	7.0%
20 years	8.8%	8.5%	8.1%

The accumulated other comprehensive loss was reduced by $1,475 million during 2013 as a result of actuarial gains attributed to the benefit obligation ($805 million) and higher than expected return on plan assets ($670 million). These actuarial gains resulted from prevailing equity and fixed income market conditions and an increase in interest rates in 2013.

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value”. The fair value of plan assets exceeded the market-related value by $455 million at December 31, 2013. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period.

Gains and losses have resulted from changes in actuarial assumptions (such as changes in the discount rate) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The majority of the remaining actuarial losses are amortized over the life expectancy of the plans’ participants for U.S. plans (28 years) and expected remaining service periods for most other plans into cost of products sold, research and development, and marketing, selling and administrative expenses. The amortization of net actuarial loss and prior service credit is expected to be approximately $100 million in 2014.

Assumed healthcare cost trend rates at December 31 were as follows:

	2013	2012	2011
Healthcare cost trend rate assumed for next year	6.4%	6.8%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2019	2018	2018
Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would not have a material impact on the service and interest cost or post retirement benefit obligation.

Plan Assets
The fair value of pension and postretirement plan assets by asset category at December 31, 2013 and 2012 was as follows:

	December 31, 2013				December 31, 2012
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities	$1,804	$—	$—	$1,804	$2,196	$—	$—	$2,196
Equity Funds	534	1,679	—	2,213	410	1,555	—	1,965
Fixed Income Funds	238	657	—	895	234	401	—	635
Corporate Debt Securities	—	1,410	—	1,410	—	453	3	456
Venture Capital and Limited Partnerships	—	—	369	369	—	—	381	381
Government Mortgage Backed Securities	—	1	—	1	—	350	8	358
U.S. Treasury and Agency Securities	—	514	—	514	—	259	—	259
Short-Term Investment Funds	—	122	—	122	—	189	—	189
Insurance Contracts	—	—	142	142	—	—	132	132
Event Driven Hedge Funds	—	122	—	122	—	92	—	92
Collateralized Mortgage Obligation Bonds	—	—	—	—	—	50	6	56
State and Municipal Bonds	—	24	—	24	—	44	3	47
Asset Backed Securities	—	—	—	—	—	23	3	26
Real Estate	4	—	—	4	3	—	—	3
Cash and Cash Equivalents	133	—	—	133	58	—	—	58
Total plan assets at fair value	$2,713	$4,529	$511	$7,753	$2,901	$3,416	$536	$6,853
The investment valuation policies per investment class are as follows:
Level 1 inputs utilize quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. These instruments include equity securities, equity funds, real estate funds and fixed income funds publicly traded on a national securities exchange, and cash and cash equivalents. Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value. Pending trade sales and purchases are included in cash and cash equivalents until final settlement.

Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. Equity funds, fixed income funds, event driven hedge funds and short-term investment funds classified as Level 2 within the fair value hierarchy are valued at the net asset value of their shares held at year end. There were no significant unfunded commitments or restrictions on redemptions related to investments valued at NAV as of December 31, 2013. Corporate debt securities, government mortgage backed securities, collateralized mortgage obligation bonds, asset backed securities, U.S. treasury and agency securities, and state and municipal bonds classified as Level 2 within the fair value hierarchy are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active.

Level 3 unobservable inputs are used when little or no market data is available. Venture capital and limited partnerships classified as Level 3 within the fair value hierarchy invest in underlying securities whose market values are determined using pricing models, discounted cash flow methodologies, or similar techniques. Some of the most significant unobservable inputs used in the valuation methodologies include discount rates, Earning Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiples, and revenue multiples. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements. Insurance contract interests are carried at contract value, which approximates the estimated fair value and is based on the fair value of the underlying investment of the insurance company. Insurance contracts are held by certain foreign pension plans. Valuation models for corporate debt securities, government mortgage backed securities, collateralized mortgage obligation bonds and asset backed securities classified as Level 3 within the fair value hierarchy are based on estimated bids from brokers or other third-party vendor sources that utilize expected cash flow streams and collateral values including assessments of counterparty credit quality, default risk, discount rates and overall capital market liquidity.

The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Venture Capital and Limited Partnerships	Insurance Contracts	Other	Total
Fair value at January 1, 2012	$408	$125	$33	$566
Purchases	43	5	—	48
Sales	(8)	(7)	(10)	(25)
Settlements	(51)	—	(2)	(53)
Realized (losses)/gains	53	—	(4)	49
Unrealized gains/(losses)	(64)	9	6	(49)
Fair value at December 31, 2012	381	132	23	536
Purchases	22	4	—	26
Sales	(12)	(8)	(4)	(24)
Settlements	(101)	—	(19)	(120)
Realized gains	48	5	—	53
Unrealized gains	31	9	—	40
Fair value at December 31, 2013	$369	$142	$—	$511

The investment strategy emphasizes equities in order to achieve higher expected returns and lower expenses and required cash contributions over the long-term. A target asset allocation of 53% public equity (20% U.S. and 20% international and 13% global), 7% private equity and 40% long-duration fixed income is maintained for the U.S. pension plans. Investments are diversified within each of the three major asset categories. Approximately 95% of the U.S. pension plans equity investments are actively managed. Venture capital and limited partnerships are typically valued on a three month lag using latest available information. BMS common stock represents less than 1% of the plan assets at December 31, 2013 and 2012.

Contributions

Contributions to the U.S. pension plans were $184 million in 2013, $335 million in 2012 and $343 million in 2011. Contributions to the international pension plans were $67 million in 2013, $61 million in 2012 and $88 million in 2011. Aggregate contributions to the U.S. and international plans are expected to be approximately $100 million in 2014.

Estimated Future Benefit Payments

	Pension	Other
Dollars in Millions	Benefits	Benefits
2014	$411	$44
2015	366	42
2016	377	40
2017	382	38
2018	380	35
Years 2019 – 2023	1,974	144

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. were $190 million in both 2013 and 2012 and $181 million in 2011.

Post Employment Benefit Plans

Post-employment liabilities for long-term disability benefits were $63 million and $90 million at December 31, 2013 and 2012, respectively, with a related credit of $8 million in 2013 and expense of $17 million in 2012 and $18 million in 2011.

Termination Indemnity Plans

International statutory termination obligations are recognized on an undiscounted basis assuming employee termination at each measurement date. The liability recognized for these obligations was $23 million and $29 million at December 31, 2013 and 2012, respectively.

Note 20. EMPLOYEE STOCK BENEFIT PLANS
On May 1, 2012, the shareholders approved the 2012 Stock Award and Incentive Plan (the 2012 Plan), which replaced the 2007 Stock Incentive Plan. Shares of common stock reserved for issuance pursuant to stock plans, options and conversions of preferred stock were 262 million at December 31, 2013. Shares available to be granted for the active plans, adjusted for the combination of plans, were 114 million at December 31, 2013. Shares for the stock option exercise and share unit vesting are issued from treasury stock. Only shares actually delivered to participants in connection with an award after all restrictions have lapsed will reduce the number of shares reserved. Shares tendered in a prior year to pay the purchase price of options and shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved.

Executive officers and key employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of ten years. Additionally, the plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price.

Common stock or stock units may be granted to key employees, subject to restrictions as to continuous employment. Restrictions expire over a four year period from date of grant. Compensation expense is recognized over the vesting period. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

Market share units were granted to certain executives beginning in 2010. Vesting is conditioned upon continuous employment until vesting date and the payout factor equals at least 60% of the share price on the award date. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vest date, and the nine trading days immediately preceding the grant or vest date. Vesting occurs ratably over four years.

Long-term performance awards have a three year cycle and are delivered in the form of a target number of performance share units. The number of shares ultimately issued is calculated based on actual performance compared to earnings targets and other performance criteria established at the beginning of each year of the three year performance cycle. The awards have annual goals with a maximum payout of 167.5%. If threshold targets are not met for a performance period, no payment is made under the plan for that annual period. Vesting occurs at the end of the three year period.

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

	Years Ended December 31,
Dollars in Millions	2013	2012	2011
Stock options	$2	$7	$27
Restricted stock	74	64	79
Market share units	29	23	23
Long-term performance awards	86	60	32
Amylin stock options and restricted stock units (see Note 4)	—	94	—
Total stock-based compensation expense	$191	$248	$161

Income tax benefit	$64	$82	$56

Share-based compensation activities were as follows:

	Stock Options		Restricted Stock Units		Market Share Units		Long-Term Performance Awards
	Number of Options Outstanding	Weighted- Average Exercise Price of Shares	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value
Shares in Thousands
Balance at January 1, 2013	41,965	$23.21	7,568	$27.18	2,204	28.46	4,096	28.44
Granted	—	—	2,653	38.73	1,025	37.40	2,464	37.40
Released/Exercised	(18,029)	23.62	(3,050)	24.36	(809)	27.08	(2,072)	27.26
Adjustments for actual payout	—	—	—	—	(298)	27.08	38	37.40
Forfeited/Canceled	(813)	23.19	(619)	30.97	(290)	31.51	(234)	34.66
Balance at December 31, 2013	23,123	22.88	6,552	32.81	1,832	33.82	4,292	33.75

Vested or expected to vest	23,123	22.88	6,053	32.81	1,692	33.82	3,965	33.75

Total compensation costs related to share-based payment awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at December 31, 2013 were as follows:

	Restricted	Market	Long-Term Performance
Dollars in Millions	Stock Units	Share Units	Awards
Unrecognized compensation cost	$155	$32	$27
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.6	1.4
Additional information related to share-based compensation awards is summarized as follows:

Amounts in Millions, except per share data	2013	2012	2011
Weighted-average grant date fair value (per share):
Restricted stock units	$38.73	$32.71	$26.04
Market share units	37.40	31.85	25.83
Long-term performance awards	37.40	32.33	25.30

Fair value of options or awards that vested during the year:
Stock options	$11	$23	$45
Restricted stock units	74	74	75
Market share units	30	18	8
Long-term performance awards	90	56	21

Total intrinsic value of stock options exercised during the year	$323	$153	$154

The fair value of restricted stock units and long-term performance awards are determined based on the closing trading price of the Company’s common stock on the grant date. The fair value of market share units approximated the closing trading price of the Company's common stock on the grant date and was estimated on the date of the grant considering the payout formula and the probability of satisfying market conditions.
The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2013 (amounts in millions, except per share data):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
$1 - $20	6,457	5.16	$17.51	$230
$20 - $30	16,660	2.49	24.96	470
$30 - $40	6	3.47	31.30	—
	23,123	3.24	22.88	$700
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing stock price of $53.15 on December 31, 2013.

Note 21. LEASES

Minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) in effect at December 31, 2013, were as follows:

Years Ending December 31,	Dollars in Millions
2014	$145
2015	137
2016	117
2017	77
2018	65
Later years	73
Total minimum rental commitments	$614

Operating lease expense was $144 million in 2013, $142 million in 2012 and $136 million in 2011. Sublease income was not material for all periods presented.

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

Although the Company believes it has substantial defenses in these matters, there can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, government investigations or other legal proceedings will not be material. Unless otherwise noted, the Company is unable to assess the outcome of the respective litigation nor is it able to provide an estimated range of potential loss. Furthermore, failure to enforce our patent rights would likely result in substantial decreases in the respective product revenues from generic competition.
INTELLECTUAL PROPERTY
Atripla*
In April 2009, Teva Pharmaceutical Industries Ltd. (Teva) filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva (efavirenz) and Gilead’s Truvada*. As of this time, the Company’s U.S. patent rights covering Sustiva’s composition of matter and method of use have not been challenged. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva has amended its aNDA and is challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. patents which claim crystalline or polymorph forms of efavirenz. In August 2013, the Company, Merck and Teva reached a settlement relating to the two efavirenz polymorph patents and the case has been dismissed. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla* and in April 2013, Gilead and Teva reached an agreement in principle to settle the lawsuit on the patents covering tenofovir disoproxil fumarate contained in the Atripla* and Truvada* products.
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision and a decision is expected during the first-half of 2014. In October 2013, Teva's aNDA for its generic version of entecavir was tentatively approved by the FDA. The Company is prepared to take legal action in the event that Teva chooses to launch its generic product prior to the resolution of the

Company's appeal. There could be a rapid and significant negative impact on U.S. net product sales of Baraclude beginning in early 2014. Net product sales of Baraclude in the U.S. were $289 million in 2013.
Baraclude — South Korea

In 2013, Daewoong Pharmaceutical Co. Ltd. and Hanmi Pharmaceuticals Co., Ltd. initiated separate invalidity actions in the Korean Intellectual Property Office (KIPO) against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent.  The invalidity actions are pending and a decision is expected in the first half of 2014.  Although the outcome of the actions are unclear at this time, there is a risk that a decision invalidating the patent will encourage generic companies to launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2013.
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

Plavix*—Canada (Apotex, Inc.)
On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court of Canada issued a decision that the ‘777 Patent is invalid. In July 2013, the Federal Court of Appeal reversed the Federal Court of Canada's decision and upheld the validity of the '777 Patent. The case was remanded to the Federal Court of Canada to consider the damages owed to the Company by Apotex for the infringement of the ‘777 patent. In September 2013, Apotex sought leave to appeal the decision of the Federal Court of Appeal to the Supreme Court of Canada and in February 2014, the Supreme Court of Canada decided to hear the case.
GENERAL COMMERCIAL LITIGATION
Remaining Apotex Matters Related to Plavix*
As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court against the Company and Sanofi, seeking payment of $60 million, plus interest calculated at the rate of 1% per month, until paid, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix* patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex appealed these decisions and the New Jersey Appellate Division reversed the grant of summary judgments remanding the case back to the Superior Court for additional proceedings. The parties have now agreed to resolve this matter through binding arbitration, which is currently scheduled for March 2014. The resolution of this matter is not expected to have a material impact on the Company.

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
Abilify* Co-Pay Assistance Litigation
In March 2012, the Company and its partner Otsuka were named as co-defendants in a putative class action lawsuit filed by union health and welfare funds in the SDNY. Plaintiffs are challenging the legality of the Abilify* co-pay assistance program under the Federal Antitrust and the Racketeer Influenced and Corrupt Organizations (RICO) laws, and seeking damages. The Company and Otsuka filed a motion to dismiss the complaint. In June 2013, the Court granted the Company's motion, dismissing all claims but allowing plaintiffs to re-plead the RICO claim. In August 2013, the plaintiffs moved for leave to file an amended complaint, which motion the Court granted in part. One claim alleging tortious interference with contract remains outstanding against the Company. It is not possible at this time to reasonably assess the outcome of this litigation or its potential impact on the Company, although at this time, the resolution of this matter is not expected to have a material impact on the Company.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,700 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, Illinois, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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
Hormone Replacement Therapy
The Company is one of a number of defendants in a mass-tort litigation in which plaintiffs allege, among other things, that various hormone therapy products, including hormone therapy products formerly manufactured by the Company (Estrace*, Estradiol, Delestrogen* and Ovcon*) cause breast cancer, stroke, blood clots, cardiac and other injuries in women, that the defendants were aware of these risks and failed to warn consumers. The Company has agreed to resolve the claims of approximately 400 plaintiffs and has also reached a settlement in principle to resolve an additional 29 claims. The Company remains a defendant in approximately three actively pending lawsuits in federal and state courts throughout the U.S. All of the Company’s hormone therapy products were sold to other companies between January 2000 and August 2001. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 280 separate lawsuits pending on behalf of approximately 1,100 plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 350 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin and Lilly are currently scheduled for trial in a single-plaintiff case in February 2014 in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
BMS-986094

In August 2012, the Company announced that it had discontinued development of BMS-986094, an investigational compound which was being tested in clinical trials to treat the hepatitis C virus infection due to the emergence of a serious safety issue. To date, the Company is aware of ten lawsuits that have been filed against the Company by plaintiffs in Texas, Oklahoma and Virginia, most of which were removed to Federal Court, alleging that they participated in clinical trials of BMS-986094 and suffered injuries as a result thereof. The Company has settled the vast majority of known claims, including eight of the filed claims. One claim filed in state court remains outstanding. The resolution of the remaining lawsuits and any other potential future lawsuits is not expected to have a material impact on the Company.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $66 million at December 31, 2013, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

New Brunswick Facility—Environmental & Personal Injury Lawsuits
Since May 2008, over 250 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 150 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 400 cases between the state and federal court actions. Discovery is ongoing. The first trial is currently scheduled to commence in state court in August 2014. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
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
OTHER PROCEEDINGS
SEC Germany Investigation
In October 2006, the SEC informed the Company that it had begun a formal inquiry into the activities of certain of the Company’s German pharmaceutical subsidiaries and its employees and/or agents.  The SEC’s inquiry encompasses matters formerly under investigation by the German prosecutor in Munich, Germany, which have since been resolved. The Company understands the inquiry concerns potential violations of the Foreign Corrupt Practices Act (FCPA). The Company has been cooperating with the SEC.
FCPA Investigation
In March 2012, the Company received a subpoena from the SEC. The subpoena, issued in connection with an investigation under the FCPA, primarily relates to sales and marketing practices in various countries. The Company is cooperating with the government in its investigation of these matters.

Note 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013
Total Revenues	$3,831	$4,048	$4,065	$4,441	$16,385
Gross Margin	2,768	2,940	2,890	3,168	11,766
Net Earnings	623	530	692	735	2,580
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	14	(6)	—	9	17
BMS	609	536	692	726	2,563

Earnings per Share - Basic(1)	$0.37	$0.33	$0.42	$0.44	$1.56
Earnings per Share - Diluted(1)	0.37	0.32	0.42	0.44	1.54

Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.36	$1.41

Cash and cash equivalents	$1,355	$1,821	$1,771	$3,586	$3,586
Marketable securities(2)	4,420	4,201	4,574	4,686	4,686
Total Assets	35,958	36,252	36,804	38,592	38,592
Long-term debt(3)	7,180	7,122	6,562	7,981	7,981
Equity	13,699	14,373	14,714	15,236	15,236

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012
Total Revenues	$5,251	$4,443	$3,736	$4,191	$17,621
Gross Margin	3,948	3,198	2,749	3,116	13,011
Net Earnings/(Loss)	1,482	808	(713)	924	2,501
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	381	163	(2)	(1)	541
BMS	1,101	645	(711)	925	1,960

Earnings/(Loss) per Share - Basic(1)	$0.65	$0.38	$(0.43)	$0.56	$1.17
Earnings/(Loss) per Share - Diluted(1)	0.64	0.38	(0.43)	0.56	1.16

Cash dividends declared per common share	$0.34	$0.34	$0.34	$0.35	$1.37

Cash and cash equivalents	$2,307	$2,801	$1,503	$1,656	$1,656
Marketable securities(2)	6,307	5,968	5,125	4,696	4,696
Total Assets	32,408	31,667	36,044	35,897	35,897
Long-term debt(3)	5,270	5,209	7,227	7,232	7,232
Equity	16,246	15,812	13,900	13,638	13,638

(1)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(2)	Marketable securities includes current and non-current assets.

(3)	Also includes the current portion of long-term debt.

The following specified items affected the comparability of results in 2013 and 2012:
2013

Dollars in Millions	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Year
Accelerated depreciation, asset impairment and other shutdown costs	$—	$—		$—	$36	$36
Amortization of acquired Amylin intangible assets	138	137		137	137	549
Amortization of Amylin alliance proceeds	(67)	(67)		(68)	(71)	(273)
Amortization of Amylin inventory adjustment	14	—		—	—	14
Cost of products sold	85	70		69	102	326

Marketing, selling and administrative(a)	1	1		4	10	16

Research and development(b)	—	—		—	16	16

Provision for restructuring	33	173		6	14	226
Pension settlements	—	99		37	25	161
Acquisition and alliance related items	—	(10)		—	—	(10)
Litigation charges/(recoveries)	—	(23)		—	—	(23)
Upfront, milestone and other licensing receipts	(14)	—	—	—	—	(14)
Other (income)/expense	19	239		43	39	340

Increase to pretax income	105	310		116	167	698
Income tax on items above	(35)	(116)		(40)	(51)	(242)
Increase to net earnings	$70	$194		$76	$116	$456

(a)	Specified items in marketing, selling and administrative are process standardization implementation costs.
(b)	Specified items in research and development are upfront, milestone and other licensing payments.

2012

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Accelerated depreciation, asset impairment and other shutdown costs	$—	$147	$—	$—	$147
Amortization of acquired Amylin intangible assets	—	—	91	138	229
Amortization of Amylin alliance proceeds	—	—	(46)	(68)	(114)
Amortization of Amylin inventory adjustment	—	—	9	14	23
Cost of products sold	—	147	54	84	285

Stock compensation from accelerated vesting of Amylin awards	—	—	67	—	67
Process standardization implementation costs	8	5	3	2	18
Marketing, selling and administrative	8	5	70	2	85

Stock compensation from accelerated vesting of Amylin awards	—	—	27	—	27
Upfront, milestone and other licensing payments	—	—	21	26	47
IPRD impairment	58	45	—	39	142
Research and development	58	45	48	65	216

Impairment charge for BMS-986094 intangible asset	—	—	1,830	—	1,830

Provision for restructuring	22	20	29	103	174
Gain on sale of product lines, businesses and assets	—	—	—	(51)	(51)
Pension settlements	—	—	—	151	151
Acquisition and alliance related items	12	1	29	1	43
Litigation charges/(recoveries)	(172)	22	50	55	(45)
Upfront, milestone and other licensing receipts	—	—	—	(10)	(10)
Out-licensed intangible asset impairment	38	—	—	—	38
Loss on debt repurchases	19	—	8	—	27
Other (income)/expense	(81)	43	116	249	327

Increase to pretax income	(15)	240	2,118	400	2,743

Income tax on items above	8	(77)	(722)	(156)	(947)
Specified tax benefit(a)	—	—	—	(392)	(392)
Income taxes	8	(77)	(722)	(548)	(1,339)
Increase/(Decrease) to Net Earnings	$(7)	$163	$1,396	$(148)	$1,404

(a)	Specified tax benefit relates to a capital loss deduction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
February 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 14, 2014

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2013, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control—Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2013 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control Over Financial Reporting

As of December 31, 2013, we have included Amylin Pharmaceuticals, Inc., which was acquired in 2012, in our assessment of the effectiveness of our internal control over financial reporting. There were no changes in our internal control over financial reporting in the fourth quarter of 2013 that have or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

The Compensation and Management Development Committee of our Board of Directors has approved new equity award guidelines for all executives at the company.  Beginning with the equity awards granted in March 2014, the award guidelines will be expressed as a percentage of salary rather than a fixed dollar amount for each grade level.  The Committee approved the new guidelines with respect to our Named Executive Officers at the Committee’s regularly scheduled meeting on February 13, 2014.  The specific amounts will not be determined until awards are granted in March 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated
February 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 14, 2014

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)
Reference is made to the 2014 Proxy Statement to be filed on or about March 19, 2014 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)
The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to the 2014 Proxy Statement to be filed on or about March 19, 2014 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2014 Proxy Statement to be filed on or about March 19, 2014 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to the 2014 Proxy Statement to be filed on or about March 19, 2014 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.
Reference is made to the 2014 Proxy Statement to be filed on or about March 19, 2014 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings	63
	Consolidated Statements of Comprehensive Income	64
	Consolidated Balance Sheets	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	67
	Report of Independent Registered Public Accounting Firm	113

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

2.	Exhibits Required to be filed by Item 601 of Regulation S-K	119
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

Date: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAMBERTO ANDREOTTI	Chief Executive Officer and Director	February 14, 2014
(Lamberto Andreotti)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 14, 2014
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 14, 2014
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ JAMES M. CORNELIUS	Chairman of the Board of Directors	February 14, 2014
(James M. Cornelius)

/s/ LEWIS B. CAMPBELL	Director	February 14, 2014
(Lewis B. Campbell)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 14, 2014
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 14, 2014
(Michael Grobstein)

/s/ ALAN J. LACY	Director	February 14, 2014
(Alan J. Lacy)

/s/ THOMAS J. LYNCH	Director	February 14, 2014
(Thomas J. Lynch)

/s/ DINESH C. PALIWAL	Director	February 14, 2014
(Dinesh C. Paliwal)

/s/ VICKI L. SATO, PH.D.	Director	February 14, 2014
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 14, 2014
(Gerald L. Storch)

/s/ TOGO D. WEST, JR.	Director	February 14, 2014
(Togo D. West, Jr.)

EXHIBIT INDEX
The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by the symbol ‡‡ are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15. The symbol ‡ in the Page column indicates that the Exhibit has been previously filed with the Commission and is incorporated herein by reference. Unless otherwise indicated, all Exhibits are part of Commission File Number 1-1136.

Exhibit No.	Description	Page No.
3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	‡

3b.
Certificate of Correction to the Amended and Restated Certificate of Incorporation, effective as of December 24, 2009 (incorporated herein by reference to Exhibit 3b to the Form 10-K for the fiscal year ended December 31, 2010).
‡

3c.
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3a to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).
‡

3d.
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 7, 2010 (incorporated herein by reference to Exhibit 3b to the Form 8-K dated May 4, 2010 and filed on May 10, 2010).
‡

3e.	Bylaws of Bristol-Myers Squibb Company, as amended as of December 10, 2013 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated December 10, 2013 and filed on December 11, 2013).	‡

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to the Form 10-K for the fiscal year ended December 31, 1983).	‡

4b.
Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 27, 1993 and filed on June 3, 1993).
‡

4c.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993 and filed on June 3, 1993).	‡

4d.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	‡

4e.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	‡

4f.
Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).
‡

4g.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	‡

4h.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	‡

4i.
Form of Sixth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).
‡

4j.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4k.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡
4l.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4m.	Form of 5.45% Notes due 2018 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	‡

4n.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	‡

4o.	Form of 0.875% Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4p.	Form of 2.000% Notes Due 2022 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4q.	Form of 3.250% Notes Due 2042 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4r.
Seventh Supplemental Indenture, dated as of October 31, 2013, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).
‡

4s.	Form of 1.750% Notes Due 2019 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on October 31, 2013).	‡

4t.	Form of 3.250% Notes Due 2023 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on October 31, 2013).	‡

4u.	Form of 4.500% Notes Due 2044 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on October 31, 2013).	‡

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
‡

10b.
First Amendment dated June 21, 2013 to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2013).
‡

10c.
Extension notice dated June 3, 2013 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2013).
‡

10d.
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
‡

10e.
Extension notice dated May 31, 2013 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2013).
‡

10f.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10g.
Master Restructuring Agreement between Bristol-Myers Squibb Company and Sanofi dated as of September 27, 2012 (incorporated by reference herein to Exhibit 10a to the Form 10-Q for the quarterly period ended September 30, 2012). †

‡

10h.
Side Letter to Master Restructuring Agreement between Bristol-Myers Squibb Company and Sanofi dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10p to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10i.
Amended and Restated Articles of Association (Statuts) of Sanofi Pharma Bristol-Myers Squibb, a partnership (societe en nom collectif) organized under French law, dated as of January 1, 2013. English Translation (incorporated herein by reference to Exhibit 10q to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10j.
Amended and Restated Internal Regulation (Reglement Interieur) of Sanofi Pharma Bristol-Myers Squibb dated as of dated as of January 1, 2013. English Translation (incorporated herein by reference to Exhibit 10r to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10k.
Amendment to the Partnership Agreement of Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership between sanofi-aventis U.S. LLC (as successor-in-interest to Sanofi Pharmaceuticals, Inc.) and Bristol-Myers Squibb Company Investco, Inc. dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10l.
Termination Agreement of Territory A Alliance Support Agreement between Sanofi and Bristol-Myers Squibb Company dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10t to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10m.
Amendment No.4 to the Territory B Alliance Support Agreement between Sanofi and Bristol-Myers Squibb Company dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10u to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10n.
Amended and Restated Clopidogrel Intellectual Property License Agreement between Sanofi and Sanofi Pharma Bristol-Myers Squibb dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10o.
Amended and Restated Clopidogrel Intellectual Property License Agreement between Sanofi and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10w to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10p.
Amended and Restated Territory A Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Sanofi Pharma Bristol-Myers Squibb dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10q.
Amended and Restated Territory B Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10y to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10r.
Amended and Restated Territory B1 Product Know-How License Agreement among Sanofi, Bristol-Myers Squibb Company and Sanofi-Aventis U.S. LLC dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10s.
Assignment Agreement among Sanofi, Bristol-Myers Squibb Company and Bristol-Myers Squibb Sanofi Pharmaceuticals Holding Partnership dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10t.
Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of October 23, 2001 (incorporated by reference herein to Exhibit 10.12 to the Form 8-K filed on August 17, 2009).†

‡

10u.
Amendment No. 3 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of September 25, 2006 (incorporated by reference herein to Exhibit 10.13 to the Form 8-K filed on August 17, 2009).†

‡

10v.
Amendment No. 5 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of April 4, 2009 (incorporated by reference herein to Exhibit 10.14 to the Form 8-K filed on August 17, 2009).†

‡

10w.
Amendment No. 9 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of October 29, 2012 (incorporated herein by reference to Exhibit 1ee to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10x.	Amended and Restated Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and AstraZeneca AB (PUBL) dated as of January 31, 2014 (filed herewith). ††	‡

‡‡10y.
Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2008).

‡

‡‡10z.	Bristol-Myers Squibb Company 2012 Stock Award and Incentive Plan, effective as of May 1, 2012 (incorporated herein by reference to Exhibit B to the 2012 Proxy Statement dated March 20, 2012).	‡

‡‡10aa.
Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).

‡

‡‡10bb.
Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

‡

‡‡10cc.
Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).

‡

‡‡10dd.	Form of Performance Share Units Agreement for the 2010-2012 Performance Cycle (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2009).	‡

‡‡10ee.	Form of Performance Share Units Agreement for the 2011-2013 Performance Cycle (incorporated herein by reference to Exhibit 10aa to the Form 10-K for the fiscal year ended December 31, 2010).	‡

‡‡10ff.	Form of Performance Share Units Agreement for the 2012-2014 Performance Cycle (incorporated by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2011).	‡

‡‡10gg.	Form of Performance Share Units Agreement for the 2013-2015 Performance Cycle (incorporated by reference to Exhibit 10oo to the Form 10-K for the fiscal year ended December 31, 2012).	‡

‡‡10hh.	Form of Performance Share Units Agreement for the 2014-2016 Performance Cycle (filed herewith)	‡

‡‡10ii.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	‡

‡‡10jj.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	‡

‡‡10kk.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	‡

‡‡10ll.
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

‡

‡‡10mm.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

‡

‡‡10nn.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).

‡

‡‡10oo.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).

‡

‡‡10pp.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, as amended and restated effective as of January 1, 2012, (incorporated herein by reference to Exhibit 10ww to the Form 10-K for the fiscal year ended December 31, 2012).

‡

‡‡10qq.
Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, as amended and restated effective as of January 1, 2012 (incorporated herein by reference to Exhibit 10xx to the Form 10-K for the fiscal year ended December 31, 2012).

‡

‡‡10rr.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).

‡

‡‡10ss.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (incorporated by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2011).

‡

‡‡10tt.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2008).

‡

‡‡10uu.
Form of Corrective Amendment between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2012).

‡
‡‡10vv.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

‡

‡‡10ww.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended December 17, 2009 (incorporated herein by reference to Exhibit 10tt to the Form 10-K for the fiscal year ended December 31, 2009).

‡

‡‡10xx.
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

‡

‡‡10yy.
Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).

‡

‡‡10zz.
Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).

‡

‡‡10aaa.
Amendment to all of the Company’s plans, agreements, legal documents and other writings, pursuant to action of the Board of Directors on October 3, 1989, to reflect the change of the Company’s name to Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10v to the Form 10-K for the fiscal year ended December 31, 1989).
‡

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

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2013, 2012 and 2011, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

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