Form 10-K/A
period 2013-12-31
BRISTOL MYERS SQUIBB CO
filed 2014-04-03
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K/A
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

EXPLANATORY NOTE

Bristol-Myers Squibb Company (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the period ended December 31, 2013, as originally filed with the Securities and Exchange Commission on February 14, 2014 (the "Original Filing"), for the sole purpose of re-filing a revised redacted version of Exhibit 10x, reflecting changes to the Company's confidential treatment request with respect to certain portions of the exhibit.
No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events.

EXHIBIT INDEX

Exhibit No.	Description
10x.	Amended and Restated Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and AstraZeneca AB (PUBL) dated as of January 31, 2014 (filed herewith). ††
31a.	Section 302 Certification Letter (filed herewith).

31b.	Section 302 Certification Letter (filed herewith).

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

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ CHARLES BANCROFT
Charles Bancroft
Chief Financial Officer

Date: April 3, 2014