Form 10-Q
period 2014-03-31
BRISTOL MYERS SQUIBB CO
filed 2014-04-29
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At March 31, 2014, there were 1,657,176,162 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
MARCH 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	38

Item 4.
Controls and Procedures	38

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	38

Item 1A.
Risk Factors	38

Item 2.
Issuer Purchases of Equity Securities	39

Item 6.
Exhibits	40

Signatures	41

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2014	2013
Net product sales	$2,807	$2,957
Alliance and other revenues	1,004	874
Total Revenues	$3,811	$3,831

Cost of products sold	968	1,063
Marketing, selling and administrative	957	994
Advertising and product promotion	163	189
Research and development	946	930
Other (income)/expense	(208)	(19)
Total Expenses	2,826	3,157

Earnings Before Income Taxes	985	674
Provision for income taxes	49	51
Net Earnings	936	623
Net Earnings/(Loss) Attributable to Noncontrolling Interest	(1)	14
Net Earnings Attributable to BMS	$937	$609

Earnings per Common Share
Basic	$0.57	$0.37
Diluted	$0.56	$0.37

Cash dividends declared per common share	$0.36	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2014	2013
Net Earnings	$936	$623
Other Comprehensive Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(3)	41
Pension and postretirement benefits	(114)	27
Available for sale securities	2	4
Foreign currency translation	(11)	(1)
Other Comprehensive Income	(126)	71

Comprehensive Income	810	694
Comprehensive Income Attributable to Noncontrolling Interest	(1)	14
Comprehensive Income Attributable to BMS	$811	$680
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$5,225	$3,586
Marketable securities	1,834	939
Receivables	3,316	3,360
Inventories	1,655	1,498
Deferred income taxes	1,390	1,701
Prepaid expenses and other	538	412
Assets held-for-sale	56	7,420
Total Current Assets	14,014	18,916
Property, plant and equipment	4,485	4,579
Goodwill	7,046	7,096
Other intangible assets	2,208	2,318
Deferred income taxes	789	508
Marketable securities	3,558	3,747
Other assets	1,324	1,428
Total Assets	$33,424	$38,592

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$281	$359
Accounts payable	2,502	2,559
Accrued expenses	1,997	2,152
Deferred income	1,061	756
Accrued rebates and returns	891	889
Income taxes payable	170	160
Dividends payable	619	634
Liabilities related to assets held-for-sale	—	4,931
Total Current Liabilities	7,521	12,440
Pension, postretirement and postemployment liabilities	690	718
Deferred income	1,064	769
Income taxes payable	557	750
Deferred income taxes	78	73
Other liabilities	616	625
Long-term debt	7,367	7,981
Total Liabilities	17,893	23,356

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,252 in 2014 and 4,369 in 2013, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2014
and 2013	221	221
Capital in excess of par value of stock	1,449	1,922
Accumulated other comprehensive loss	(2,267)	(2,141)
Retained earnings	33,291	32,952
Less cost of treasury stock – 551 million common shares in 2014 and 559 million in 2013	(17,221)	(17,800)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,473	15,154
Noncontrolling interest	58	82
Total Equity	15,531	15,236
Total Liabilities and Equity	$33,424	$38,592
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$936	$623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings)/loss attributable to noncontrolling interest	1	(14)
Depreciation and amortization, net	137	213
Deferred income taxes	110	(182)
Stock-based compensation	49	49
Impairment charges	47	3
Other	(214)	(3)
Changes in operating assets and liabilities:
Receivables	(55)	(318)
Inventories	(144)	(163)
Accounts payable	(12)	(53)
Deferred income	327	215
Income taxes payable	(215)	77
Other	(350)	(875)
Net Cash Provided by/(Used in) Operating Activities	617	(428)
Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	376	551
Purchases of marketable securities	(1,080)	(278)
Additions to property, plant and equipment and capitalized software	(118)	(115)
Proceeds from sale of business	3,055	—
Other investing activities	(21)	3
Net Cash Provided by Investing Activities	2,212	161
Cash Flows From Financing Activities:
Short-term debt borrowings, net	(79)	551
Proceeds from issuance of long-term debt	—	12
Repayments of long-term debt	(676)	—
Interest rate swap contract terminations	(4)	—
Issuances of common stock	172	270
Repurchases of common stock	—	(297)
Dividends	(605)	(580)
Net Cash Used in Financing Activities	(1,192)	(44)
Effect of Exchange Rates on Cash and Cash Equivalents	2	10
Increase/(Decrease) in Cash and Cash Equivalents	1,639	(301)
Cash and Cash Equivalents at Beginning of Period	3,586	1,656
Cash and Cash Equivalents at End of Period	$5,225	$1,355
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at March 31, 2014 and December 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K (2013 Form 10-K).

Certain prior period amounts were reclassified to conform to the current period presentation. Net product sales and alliance and other revenues previously presented in the aggregate as net sales in the consolidated statements of earnings are now presented separately.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. The preparation of financial statements requires the use of management estimates and assumptions. The most significant assumptions are employed in estimates used in determining the fair value and potential impairment of intangible assets; sales rebate and return accruals; legal contingencies; income taxes; estimated selling prices used in multiple element arrangements; and pension and postretirement benefits. Actual results may differ from estimated results.

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

Revenues of products were as follows:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Virology
Baraclude (entecavir)	$406	$366
Reyataz (atazanavir sulfate)	344	361
Sustiva (efavirenz) Franchise(a)	319	387
Oncology
Erbitux* (cetuximab)	169	162
Sprycel (dasatinib)	342	287
Yervoy (ipilimumab)	271	229
Neuroscience
Abilify* (aripiprazole)(b)	540	522
Immunoscience
Orencia (abatacept)	363	320
Cardiovascular
Eliquis (apixaban)	106	22
Diabetes Alliance(c)	179	358
Mature Products and All Other(d)	772	817
Total Revenues	$3,811	$3,831

(a)	Includes alliance and other revenue of $272 million and $324 million for three months ended March 31, 2014 and 2013, respectively.
(b)	Includes alliance and other revenue of $441 million and $395 million for three months ended March 31, 2014 and 2013, respectively.
(c)
Includes Bydureon* (exenatide extended-release for injectable suspension), Byetta* (exenatide), Farxiga*/Xigduo* (dapagliflozin/dapagliflozin and metformin hydrochloride), Onglyza*/Kombiglyze* (saxagliptin/saxagliptin and metformin) and Symlin* (pramlintide acetate).

(d)
Includes Plavix* (clopidogrel bisulfate) revenues of $48 million and Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide) revenues of $56 million for the three months ended March 31, 2014 and $91 million and $46 million for the three months ended March 31, 2013.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. We refer to these collaborations as alliances and our partners as alliance partners. Several key products such as Abilify*, Sprycel, Sustiva (Atripla*), Erbitux* and Eliquis, as well as products comprising the diabetes alliance discussed below and certain mature and other brands are included in alliance arrangements.

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

•
When BMS is the principal in the end customer sale, 100% of product sales are included in net product sales. When BMS's alliance partner is the principal in the end customer sale, BMS's contractual share of the third-party sales and/or royalty income are included in alliance and other revenue as the sale of commercial products are considered part of BMS's ongoing major or central operations.

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

•
Upfront and contingent development and approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the shorter of the contractual term or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in other (income)/expense as the activities being performed at that time are not related to the sale of commercial products that are part of BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance and other revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations (except for the AstraZeneca PLC (AstraZeneca) alliance pertaining to the Amylin products).

•
Upfront and contingent approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows. The amortization is included in cost of products sold.

•	Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in research and development expenses.

•	Equity in net income of affiliates is included in other (income)/expense.

•	All payments between BMS and its alliance partners are presented in cash flows from operating activities, except as otherwise described below.

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

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Revenues from alliances:
Net product sales	$895	$1,023
Alliance and other revenues	912	809
Total Revenues	1,807	1,832

Payments to/(from) alliance partners:
Cost of products sold	355	289
Marketing, selling and administrative	(3)	(42)
Advertising and production promotion	35	(15)
Research and development	(31)	(24)
Other (income)/expense	(395)	(72)

Net earnings attributable to noncontrolling interest, pre-tax	4	24

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2014	December 31, 2013
Receivables - from alliance partners	$1,095	$1,122
Accounts payable - to alliance partners	1,522	1,396
Deferred income from alliances(a)	2,023	5,089

(a)	Includes deferred income classified as liabilities related to assets held-for-sale of $3,671 million at December 31, 2013.

Specific information pertaining to each of our significant alliances is discussed in our 2013 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. Significant developments and updates related to alliances for the first quarter of 2014 are set forth below.

AstraZeneca

In February 2014, BMS and AstraZeneca terminated their alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Previously, BMS had an alliance with AstraZeneca consisting of three worldwide codevelopment and commercialization agreements covering (1) Onglyza* and related combination products sold under various names, (2) Forxiga* (Farxiga* in the U.S.) and related combination products and, (3) beginning in August 2012 after BMS's acquisition of Amylin Pharmaceutical, Inc. (Amylin), Amylin's portfolio of products including Bydureon*, Byetta*, Symlin* and Myalept*(metreleptin), as well as certain assets owned by Amylin, including a manufacturing facility located in West Chester, Ohio.

The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza* and Forxiga*; and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in 2015. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca. The sale of the business was completed in all jurisdictions as of March 31, 2014 except China, pending consent from BMS's joint venture partners. For accounting purposes AstraZeneca is the principal for the end-customer product sales in all markets (except China) beginning February 1, 2014.

In connection with the sale, BMS and AstraZeneca entered into several agreements, including a transitional services agreement, a supply agreement and a development agreement. Under those agreements, BMS is obligated to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations; to supply certain products, including the active product ingredients for Onglyza* and Forxiga* through 2020; and to perform ongoing development activities for certain clinical trial programs through 2016, among other things. The expected annual costs attributed to the development agreement are approximately $227 million in 2014, $127 million in 2015 and $84 million in 2016.

Consideration for the transaction includes a $2.7 billion payment at closing; contingent regulatory and sales-based milestone payments of up to $1.4 billion (including $800 million related to approval milestones and $600 million related to sales-based milestones, payable in 2020); royalty payments based on net sales through 2025 and payments up to $225 million if and when certain assets are transferred to AstraZeneca. AstraZeneca will also pay BMS for any required product supply at a price approximating the product cost as well as negotiated transitional service fees.

Royalty rates on net sales are as follows:

	2014	2015	2016	2017 - 2025
Onglyza* and Forxiga* Worldwide Net Sales up to $500 million	44%	35%	27%	12-25%
Onglyza* and Forxiga* Worldwide Net Sales over $500 million	3%	7%	9%	12-25%
Amylin products U.S. Net Sales	—	2%	2%	5-12%

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business, the Mount Vernon manufacturing facility, and the activities under the development and supply agreements. Each of these elements was determined to have standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations.  Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

Consideration of $3.5 billion was accounted for in the first quarter of 2014 (including royalties and $700 million of contingent regulatory milestone payments related to the approval of Farxiga* in the U.S. and Forxiga* in Japan). Approximately $2.8 billion of the consideration was allocated to the sale of the business and the remaining $649 million was allocated to the undelivered elements described above. The gain on sale of the diabetes business was $259 million. The gain was based on the difference between the consideration allocated to the sale of the business (net of transaction fees) and the carrying value of the diabetes business net assets (including a $600 million allocation of goodwill and the reversal of $821 million of net deferred tax liabilities attributed to Amylin). The consideration includes $59 million of earned royalties, of which $48 million was allocated to the sale of the business and included in other income and $11 million was allocated to the undelivered elements.

Consideration allocated to the China business and Mount Vernon manufacturing facility will continue to be deferred until those assets are transferred to AstraZeneca. Consideration allocated to the development and supply agreements will continue to be amortized over the applicable service periods. Amortization of deferred income attributed to the development agreement was included in other income as the sale of these services are not considered part of BMS’s ongoing major or central operations. Revenues attributed to the supply agreement were included in alliance and other revenues.

Consideration for the transaction is presented for cash flow purposes based on the allocation process described above, either as an investing activity if attributed to the sale of the business or related assets or as an operating activity if attributed to the transitional services, supply arrangement or development agreement. Consideration recognized in periods subsequent to the delivery of the elements is presented as a financing activity when received.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Revenues from AstraZeneca alliances:
Net product sales	$159	$355
Alliance and other revenues	19	4
Total Revenues	178	359

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	76	146
Amortization of deferred income	—	(75)

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost products sold	(9)	(3)
Marketing, selling and administrative	(11)	(37)
Advertising and product information	(3)	(11)
Research and development	(7)	(22)

Other (income)/expense:
Amortization of deferred income	(13)	(7)
Provision for restructuring	(2)	(5)
Royalties	(48)	—
Transitional services	(31)	—
Gain on sale of business	(259)	—

Selected Alliance Cash Flow information:
Deferred income	275	80
Proceeds from sale of business	3,055	—

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2014	December 31, 2013
Deferred income attributed to:
Non-refundable upfront, milestone and other licensing receipts(a)	$—	$3,671
Assets not yet transferred to AstraZeneca	362	—
Services not yet performed for AstraZeneca	273	—

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.
Otsuka
As described in the 2013 Form 10-K, BMS recognizes revenue for Abilify* based on the expected annual contractual share using a forecast of net sales for the year. BMS assesses this percentage each quarter. This percentage was determined to be 33% and 35% for the three months ended March 31, 2014 and 2013, respectively.
Gilead
As described in the 2013 Form 10-K, effective January 1, 2014, following the European loss of exclusivity for Sustiva, the percentage of Atripla* net sales in Europe recognized by BMS is equal to the difference between the average net selling prices of Atripla* and Truvada* (emtricitabine and tenofovir disoproxil fumarate). This alliance will continue until either party terminates the arrangement or the last patent expiration occurs for Atripla*, Truvada*, or Sustiva.

Pfizer
As described in the 2013 Form 10-K, BMS has an alliance with Pfizer relating to Eliquis. In January 2014, BMS received a $20 million milestone payment from Pfizer related to the approval of Eliquis in the U.S. for the prevention of deep vein thrombosis in patients who have undergone hip or knee surgery.

Valeant

As described in the 2013 Form 10-K, BMS has an alliance with Valeant for certain mature brands in Europe. In March 2014, Valeant notified BMS that it will exercise its option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales (expected to be approximately $60 million). The closing is expected to occur in January 2015. In addition, a $16 million charge was included in other expense to increase the fair value of the option to $34 million.

Reckitt Benckiser Group plc

As described in the 2013 Form 10-K, BMS has an alliance with Reckitt Benckiser Group plc (Reckitt) covering certain BMS over-the-counter products sold primarily in Mexico and Brazil. Reckitt also has an option to acquire all remaining rights in such products for those markets and related inventories at the end of the alliance period (May 2016). In April 2014, the alliance was modified to provide an option to Reckitt to purchase a BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance. The options can only be exercised together. Substantially, all employees at the facility are expected to be transferred to Reckitt if the option is exercised.

Note 4. ASSETS HELD-FOR-SALE

As discussed in "Note 3. Alliances", BMS sold its diabetes business to AstraZeneca in February 2014 which previously comprised the global alliance with them. See Note 3 for further information on the transaction. The diabetes business was treated as a single disposal group held-for-sale as of December 31, 2013. No write-down was required as the fair value of the business less costs to sell exceeded the related carrying value. The following assets and liabilities of the diabetes business held-for-sale were presented separately from BMS’s other accounts.

Dollars in Millions	December 31, 2013
Assets
Receivables	$83
Inventories	163
Deferred income taxes - current	125
Prepaid expenses and other	20
Property, plant and equipment	678
Goodwill	550
Other intangible assets	5,682
Other assets	119
Total assets held-for-sale	7,420

Liabilities
Short-term borrowings and current portion of long-term debt	27
Accounts payable	30
Accrued expenses	148
Deferred income - current	352
Accrued rebates and returns	81
Deferred income - noncurrent	3,319
Deferred income taxes - noncurrent	946
Other liabilities	28
Total liabilities related to assets held-for-sale	4,931

Assets held-for-sale were $56 million at March 31, 2014, comprising of inventories not yet transferred to AstraZeneca, pending required regulatory approvals.

Note 5. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Interest expense	$54	$50
Investment income	(23)	(25)
Provision for restructuring	21	33
Litigation charges	29	—
Equity in net income of affiliates	(36)	(36)
Gain on sale of product lines, businesses and assets	(259)	(1)
Other alliance and licensing income	(108)	(57)
Pension curtailments, settlements and special termination benefits	64	—
Other	50	17
Other (income)/expense	$(208)	$(19)

Note 6. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Employee termination benefits	$20	$29
Other exit costs	1	4
Provision for restructuring	$21	$33

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 180 and 245 for the three months ended March 31, 2014 and 2013, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2014	2013
Liability at January 1	$102	$167
Charges	23	34
Changes in estimates	(2)	(1)
Provision for restructuring	21	33
Foreign currency translation	1	—
Spending	(27)	(58)
Liability at March 31	$97	$142

Note 7. INCOME TAXES

	Three months ended March 31,
Dollars in Millions	2014	2013
Earnings Before Income Taxes	$985	$674
Provision for income taxes	49	51
Effective tax rate	5.0%	7.6%

Changes in the effective tax rates between the current and prior period primarily resulted from the following items. The current period includes a $96 million income tax benefit attributed to the sale of the diabetes business. This tax benefit resulted primarily from the capital loss deduction on the sale of the Amylin shares. The prior period includes the retroactive reinstatement of the R&D tax credit and look through exception for the full year 2012 ($43 million). The applicable tax legislation for these items was not extended as of March 31, 2014, therefore the R&D tax credit was not considered in the 2014 effective tax rate.

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

BMS is currently audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2014 could decrease in the range of approximately $25 million to $75 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Effective January 2014, the Company adopted an update from the Financial Accounting Standards Board that clarified existing guidance on the presentation of unrecognized tax benefits when various qualifying tax benefit carryforwards exist, including when the unrecognized tax benefit should be presented as a reduction to deferred tax assets or as a liability. As a result, non-current deferred tax assets and income tax liabilities were reduced by $236 million.

Note 8. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2014	2013
Net Earnings Attributable to BMS	$937	$609
Earnings attributable to unvested restricted shares	—	—
Net Earnings Attributable to BMS common shareholders	$937	$609

Earnings per share – basic	$0.57	$0.37

Weighted-average common shares outstanding – basic	1,652	1,638
Contingently convertible debt common stock equivalents	1	1
Incremental shares attributable to share-based compensation plans	13	16
Weighted-average common shares outstanding – diluted	1,666	1,655

Earnings per share – diluted	$0.56	$0.37

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	1

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2014				December 31, 2013
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$4,761	$—	$4,761	$—	$3,201	$—	$3,201
Marketable securities
Certificates of deposit	—	817	—	817	—	122	—	122
Commercial paper	—	50	—	50	—	—	—	—
Corporate debt securities	—	4,391	—	4,391	—	4,432	—	4,432
Equity funds	—	75	—	75	—	74	—	74
Fixed income funds	—	47	—	47	—	46	—	46
ARS	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	86	—	86	—	64	—	64
Foreign currency forward contracts	—	37	—	37	—	50	—	50
Derivative liabilities:
Interest rate swap contracts	—	(12)	—	(12)	—	(27)	—	(27)
Foreign currency forward contracts	—	(27)	—	(27)	—	(35)	—	(35)
Written option liabilities(a)	—	—	(178)	(178)	—	—	(162)	(162)
Contingent consideration liability(b)	—	—	(8)	(8)	—	—	(8)	(8)

(a)	Includes $69 million and $18 million in accrued expenses and $109 million and $144 million in other liabilities as of March 31, 2014 and December 31, 2013, respectively.

(b)	The contingent consideration liability is included in other liabilities.

As further described in "Note 10. Financial Instrument and Fair Value Measurement" in our 2013 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3).

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	2014			2013
Dollars in Millions	ARS	Contingent consideration liability	Written option liabilities	ARS and FRS	Contingent consideration liability	Written option liabilities
Fair value at January 1	$12	$(8)	$(162)	$31	$(8)	$(18)
Additions from new alliances	—	—	—	—	—	(35)
Changes in fair value	—	—	(16)	—	—	—
Fair value at March 31	$12	$(8)	$(178)	$31	$(8)	$(53)

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

March 31, 2014
Certificates of deposit	$817	$—	$—	$817
Commercial paper	50	—	—	50
Corporate debt securities	4,353	44	(6)	4,391
ARS	9	3	—	12
Total	$5,229	$47	$(6)	$5,270

December 31, 2013
Certificates of deposit	$122	$—	$—	$122
Corporate debt securities	4,401	44	(13)	4,432
ARS	9	3	—	12
Total	$4,532	$47	$(13)	$4,566

Available-for-sale securities included in current marketable securities were $1,712 million as of March 31, 2014 and $819 million as of December 31, 2013. Non-current available-for-sale corporate debt securities maturing within five years were $3,531 million as of March 31, 2014. Auction rate securities maturing beyond 10 years were $12 million as of March 31, 2014.

Fair Value Option for Financial Assets

The Company invests in equity and fixed income funds that are designed to offset the changes in fair value of certain employee retirement benefits. Investments in equity and fixed income funds are included in current marketable securities and were $75 million and $47 million, respectively, as of March 31, 2014 and $74 million and $46 million, respectively, as of December 31, 2013. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was $2 million in 2014 and $5 million in 2013.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		March 31, 2014		December 31, 2013
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$973	$86	$673	$64
Interest rate swap contracts	Other liabilities	1,350	(12)	1,950	(27)
Foreign currency forward contracts	Prepaid expenses and other	227	32	301	44
Foreign currency forward contracts	Other assets	136	5	100	6
Foreign currency forward contracts	Accrued expenses	625	(24)	704	(31)
Foreign currency forward contracts	Other liabilities	259	(3)	263	(4)

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years, including $8 million of pre-tax gains to be reclassified within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($726 million) and Japanese yen ($255 million) at March 31, 2014.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three months ended March 31, 2014 and 2013.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($749 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

Fixed-to-floating interest rate swap contracts were executed in 2014 to convert $200 million notional amount from fixed rate to variable rate debt.

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	March 31, 2014	December 31, 2013
Principal Value	$6,980	$7,593
Adjustments to Principal Value:
Fair value of interest rate swap contracts	74	37
Unamortized basis adjustment from interest rate swap contract terminations	375	442
Unamortized bond discounts	(62)	(64)
Total	$7,367	$8,008

Current portion of long-term debt(a)	$—	$27
Long-term debt	7,367	7,981

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

The fair value of debt was $7,909 million at March 31, 2014 and $8,487 million at December 31, 2013 and was valued using Level 2 inputs. Interest payments were $37 million and $49 million for the three months ended March 31, 2014 and 2013, respectively, net of amounts related to interest rate swap contracts.

No commercial paper borrowings were outstanding as of March 31, 2014.

In February 2014, the outstanding 5.45% Notes due 2018 were redeemed.

Three Months Ended
Dollars in Millions	March 31, 2014
Principal amount	$582
Carrying value	633
Debt redemption price	676
Notional amount of interest rate swap contracts terminated	500
Interest rate swap contract termination payments	(4)
Total loss	45

Note 10. RECEIVABLES

Receivables include:

Dollars in Millions	March 31, 2014	December 31, 2013
Trade receivables	$1,822	$1,779
Less allowances	(80)	(89)
Net trade receivables	1,742	1,690
Alliance partners receivables	1,095	1,122
Prepaid and refundable income taxes	283	262
Other	196	286
Receivables	$3,316	$3,360

Non-U.S. receivables sold on a nonrecourse basis were $215 million and $224 million for the three months ended March 31, 2014 and 2013, respectively. In the aggregate, receivables due from our three largest pharmaceutical wholesalers in the U.S. represented 36% and 40% of total trade receivables at March 31, 2014 and December 31, 2013, respectively.

Note 11. INVENTORIES

Inventories include:

Dollars in Millions	March 31, 2014	December 31, 2013
Finished goods	$502	$491
Work in process	886	757
Raw and packaging materials	267	250
Inventories	$1,655	$1,498

Inventories expected to remain on-hand beyond one year are included in other assets and were $282 million at March 31, 2014 and $351 million at December 31, 2013.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

Dollars in Millions	March 31, 2014	December 31, 2013
Land	$109	$109
Buildings	4,784	4,748
Machinery, equipment and fixtures	3,715	3,699
Construction in progress	248	287
Gross property, plant and equipment	8,856	8,843
Less accumulated depreciation	(4,371)	(4,264)
Property, plant and equipment	$4,485	$4,579

Property, plant and equipment related to the Mount Vernon, Indiana manufacturing facility was approximately $300 million as of March 31, 2014. The facility is expected to be sold in 2015. It was not included in assets held-for-sale for both periods because the assets were not available for immediate sale in their present condition and are not expected to be sold within a year. See "Note 3. Alliances” for further discussion on the sale of the diabetes business.

Depreciation expense was $138 million and $108 million for the three months ended March 31, 2014 and 2013, respectively.

Note 13. DEFERRED INCOME

Deferred income includes:

Dollars in Millions	March 31, 2014	December 31, 2013
Upfront, milestone and other licensing receipts	$908	$970
Atripla* deferred revenue	499	468
Gain on sale-leaseback transactions	64	71
Diabetes business divestiture (Undelivered elements)	635	—
Other	19	16
Total deferred income	$2,125	$1,525

Current portion	$1,061	$756
Non-current portion	1,064	769

For further information pertaining to upfront, milestone and other licensing payments is described in “Note 3. Alliances” in the Company’s 2013 Form 10-K.

Amortization of deferred income was $80 million and $111 million for the three months ended March 31, 2014 and 2013, respectively.

Note 14. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	609	—	—	26
Cash dividends declared	—	—	—	(581)	—	—	—
Stock repurchase program	—	—	—	—	8	(298)	—
Employee stock compensation plans	—	—	(568)	—	(13)	803	—
Distributions	—	—	—	—	—	—	(1)
Balance at March 31, 2013	2,208	$221	$2,126	$32,761	565	$(18,318)	$40

Balance at January 1, 2014	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	937	—	—	(1)
Cash dividends declared	—	—	—	(598)	—	—	—
Employee stock compensation plans	—	—	(457)	—	(7)	544	—
Debt conversion	—	—	(16)	—	(1)	35	—
Distributions	—	—	—	—	—	—	(23)
Balance at March 31, 2014	2,208	$221	$1,449	$33,291	551	$(17,221)	$58

The components of other comprehensive income/(loss) were as follows:

	2014			2013
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three months ended March 31,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$(5)	$2	$(3)	$69	$(23)	$46
Reclassified to net earnings	(2)	2	—	(10)	5	(5)
Derivatives qualifying as cash flow hedges	(7)	4	(3)	59	(18)	41
Pension and postretirement benefits:
Actuarial losses	(250)	90	(160)	—	—	—
Amortization(b)	26	(13)	13	38	(11)	27
Curtailments and settlements(c)	54	(21)	33	—	—	—
Pension and postretirement benefits	(170)	56	(114)	38	(11)	27
Available for sale securities(d)	4	(2)	2	3	1	4
Foreign currency translation	(11)	—	(11)	(1)	—	(1)
	$(184)	$58	$(126)	$99	$(28)	$71

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.

(b)	Actuarial losses and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.

(c)	Pension curtailments and settlements are recognized in other (income)/expense.

(d)	Includes unrealized gains/(losses) only.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	March 31, 2014	December 31, 2013
Derivatives qualifying as cash flow hedges	$13	$16
Pension and other postretirement benefits	(1,971)	(1,857)
Available for sale securities	30	28
Foreign currency translation	(339)	(328)
Accumulated other comprehensive loss	$(2,267)	$(2,141)

Note 15. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2014	2013	2014	2013
Service cost – benefits earned during the year	$10	$10	$1	$1
Interest cost on projected benefit obligation	78	74	3	3
Expected return on plan assets	(131)	(132)	(7)	(6)
Amortization of prior service credits	(1)	(1)	—	—
Amortization of net actuarial loss	27	38	—	—
Curtailments and settlements	54	—	(3)	—
Special termination benefits	13	—	—	—
Net periodic cost/(credit)	$50	$(11)	$(6)	$(2)

Pension settlement charges were recognized in the first quarter of 2014 after determining the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured as of March 31, 2014 resulting in a decrease to other assets and a corresponding increase in accumulated other comprehensive loss of $250 million. The changes resulted from a lower weighted average discount rate assumed in remeasuring the pension benefit obligations (4.2% at March 31, 2014 and 4.6% at December 31, 2013) partially offset by higher actual return on plan assets than expected. Contributions to the pension plans are expected to approximate $120 million during 2014, of which $61 million were incurred in the three months ended March 31, 2014.

The expense attributed to defined contribution plans in the U.S. was $50 million and $47 million for the three months ended March 31, 2014 and 2013, respectively.

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Restricted stock	$19	$18
Market share units	9	8
Performance share units	21	23
Total stock-based compensation expense	$49	$49

Income tax benefit	$16	$16

In the three months ended March 31, 2014, 1.7 million restricted stock units, 0.9 million market share units and 2.3 million performance share units were granted. The weighted-average grant date fair value was $52.58 for restricted stock units, $55.44 for market share units and $55.17 for performance share units granted during the three months ended March 31, 2014.

Substantially all restricted stock units vest ratably over a four year period. Market share units vest ratably over a four year period and the number of shares ultimately issued is based on share price performance. The fair value of market share units considers the probability of satisfying market conditions. The number of shares issued when performance share units vest is determined based on the achievement of annual performance goals. Performance share units vest at the end of the three year period.

Unrecognized compensation cost related to nonvested awards of $414 million is expected to be recognized over a weighted-average period of 2.8 years.

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
INTELLECTUAL PROPERTY
Atripla*
In April 2009, Teva Pharmaceutical Industries Ltd. (Teva) filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva (efavirenz) and Gilead’s Truvada* (emtricitabine and tenofovir disproxil fumarate). As of this time, the Company’s U.S. patent rights covering Sustiva’s method of use has not been challenged. The composition of matter expired in November 2013. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva amended its aNDA and was challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. patents which claim crystalline or polymorph forms of efavirenz. In August 2013, the Company, Merck and Teva reached a settlement relating to the two efavirenz polymorph patents and the case has been dismissed. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla* and in April 2013, Gilead and Teva reached an agreement to settle the lawsuit on the patents covering tenofovir disoproxil fumarate. In February 2014, Gilead and Teva reached a settlement in principle to settle the ongoing litigation concerning the emtricitabine patents covering Atripla* and Truvada*.
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision and a decision is expected in 2014. In October 2013, Teva's aNDA for its generic version of entecavir was tentatively approved by the FDA. The Company is prepared to take legal action in the event that Teva chooses to launch its generic product prior to the resolution of the Company's appeal. There could be a rapid and significant negative impact on U.S. net product sales of Baraclude in 2014. U.S. net product sales of Baraclude were $289 million in 2013.
Baraclude — South Korea

In 2013, Daewoong Pharmaceutical Co. Ltd. and Hanmi Pharmaceuticals Co., Ltd. initiated separate invalidity actions in the Korean Intellectual Property Office (KIPO) against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent.  The invalidity actions have been consolidated and are pending. We may receive a decision in 2014.  There is a risk that a decision invalidating the patent will encourage generic companies to launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2013.
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

Plavix*—Canada (Apotex, Inc.)
On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court of Canada issued a decision that the ‘777 Patent is invalid. In July 2013, the Federal Court of Appeal reversed the Federal Court of Canada's decision and upheld the validity of the '777 Patent. The case was remanded to the Federal Court of Canada to consider the damages owed to the Company by Apotex for the infringement of the ‘777 patent. In September 2013, Apotex sought leave to appeal the decision of the Federal Court of Appeal to the Supreme Court of Canada and the Supreme Court of Canada is scheduled to hear the case in November 2014.
GENERAL COMMERCIAL LITIGATION
Remaining Apotex Matters Related to Plavix*
As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court against the Company and Sanofi, seeking payment of $60 million, plus interest calculated at the rate of 1% per month, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix* patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment motion and denied Apotex’s motion for summary judgment. Apotex appealed these decisions and the New Jersey Appellate Division reversed the grant of summary judgments remanding the case back to the Superior Court for additional proceedings. The parties have agreed to resolve this matter through binding arbitration, which took place in March 2014. A decision is expected in the second quarter of 2014. The resolution of this matter is not expected to have a material impact on the Company.
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
Abilify* Co-Pay Assistance Litigation
In March 2012, the Company and its partner Otsuka were named as co-defendants in a putative class action lawsuit filed by union health and welfare funds in the SDNY. Plaintiffs challenged the legality of the Abilify* co-pay assistance program under various theories. The Company and Otsuka filed motions to dismiss the complaint. In April 2014, the plaintiffs voluntarily dismissed the case with prejudice against the Company, which concludes the matter.

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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 300 separate lawsuits pending on behalf of over 1,300 plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 500 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.

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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $66 million at March 31, 2014, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
New Brunswick Facility—Environmental & Personal Injury Lawsuits
Since May 2008, over 300 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 200 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 500 cases between the state and federal court actions. Discovery is ongoing. The first trial is currently scheduled to commence in state court in September 2014. It is not possible at this time to predict the outcome of these lawsuits or the potential impact on the Company.
North Brunswick Township Board of Education
As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings are scheduled to commence in May 2014. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.
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

Note 18. SUBSEQUENT EVENTS

In April 2014, BMS acquired all of the outstanding shares of iPierian, Inc. (iPierian), a biotechnology company focused on new treatments for Tauopathies, a class of neurodegenerative diseases. The acquisition provides BMS with full rights to IPN007, a preclinical monoclonal antibody to treat progressive supranuclear palsy and other Tauopathies. The consideration includes an upfront payment of $175 million, contingent development and regulatory milestone payments up to $550 million and future royalties on net sales if any of the acquired preclinical assets are approved and commercialized. The transaction is expected to be accounted for as an asset acquisition with essentially all value allocated to IPN007 resulting in a $175 million charge to research and development expense.

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

In February, the Company sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them. BMS received payments of $3.3 billion from AstraZeneca including a $600 million payment for the U.S. approval of Farxiga* (dapagliflozin). BMS also received $100 million in April for the approval of dapagliflozin in Japan. Under terms of the agreement, the Company will potentially receive additional regulatory and sales-based milestone payments from AstraZeneca of up to $700 million; royalty payments based on net sales through 2025 and additional payments if and when certain assets are subsequently transferred. Revenues in the U.S. and expenses decreased in the current period as a result of the divestiture and a $355 million after tax gain on the sale of the business was recognized. See "Item 1. Financial Statements—Alliances" for further information.

In April 2014, BMS acquired all of the outstanding shares of iPierian, Inc. (iPierian), a biotechnology company focused on new treatments for Tauopathies, a class of neurodegenerative diseases. The acquisition provides BMS with full rights to IPN007, a preclinical monoclonal antibody to treat progressive supranuclear palsy and other Tauopathies and advances our discovery strategy to pursue therapeutics for genetically-defined diseases.

The company plans to initiate a rolling submission for nivolumab in third-line squamous cell non-small cell lung cancer based on Study 063, which it expects to complete by year-end.

Highlights

The following table summarizes our financial information:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2014	2013
Total Revenues	$3,811	$3,831
Total Expenses	2,826	3,157
Earnings Before Income Taxes	985	674
Provision for income taxes	49	51
Effective tax rate	5.0%	7.6%

Net Earnings Attributable to BMS
GAAP	937	609
Non-GAAP	766	679

Diluted Earnings Per Share
GAAP	0.56	0.37
Non-GAAP	0.46	0.41

Cash, Cash Equivalents and Marketable Securities	10,617	5,775

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

We are focused on four core therapeutic areas: oncology, virology, immunology, and specialty cardiovascular disease. Within oncology, we are pioneering innovative medicines in the area of immuno-oncology which unlock the body’s own immune system to battle cancer. Yervoy (ipilimumab), our first immuno-oncology agent, was introduced in 2011 for the treatment of metastatic melanoma. We continue to invest significantly in our deep pipeline of innovative medicines in this area covering a broad array of cancers.

We are evolving our commercial model and growing our marketed product portfolio in a manner consistent with our overall strategy. In oncology, we are building on the success of Yervoy, which yielded 2013 revenues of nearly $1 billion, and other products such as Sprycel (dasatinib) and Erbitux* (cetuximab). Beyond oncology, we continue to support key brands in our virology franchise such as Reyataz (atazanavir sulfate) and Baraclude (entecavir) (together accounting for approximately $3 billion in revenues in 2013), in addition to investing in Orencia (abatacept), the key brand in our immunology portfolio, which accounted for approximately $1.4 billion in revenues in 2013. Additionally, we are strongly committed to Eliquis (apixaban), a novel oral anti-coagulant, which launched globally in 2013 via our alliance with Pfizer, Inc (Pfizer).

The divestiture of our diabetes portfolio allows us to further accelerate the evolution of our business model into a leading specialty care biopharma company. This transaction also allows us to focus our resources behind our growth opportunities that drive the greatest long-term value.

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

Nivolumab - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment

•
In April, the Company met with the U.S. Food and Drug Administration (FDA) regarding the results of Study 063, which evaluated nivolumab in third-line squamous cell non-small cell lung cancer, and plans to initiate a rolling submission for this indication based on Study 063 in the coming days. The Company expects to complete the rolling submission by year-end.

Reyataz - a protease inhibitor for the treatment of the human immunodeficiency virus (HIV)

•
In April 2014, the Company announced the submission of a new drug application (NDA) to the FDA for a fixed-dose combination of atazanavir sulfate, a protease inhibitor marketed as Reyataz, and cobicistat, an investigational pharmacokinetic enhancer, or boosting agent, that can increase the level of certain HIV-1 medicines in the blood and make them more effective. Cobicistat is being developed by Gilead Sciences, Inc (Gilead).

Hepatitis C Portfolio - (Daclatasvir (DCV) - an NS5A replication complex inhibitor in development; Asunaprevir (ASV) - an NS3 protease inhibitor in development; BMS-791325 - an NS5B non-nucleoside polymerase inhibitor in development)

•
In April 2014, the Company announced Phase III results from the global HALLMARK-Dual study investigating the all-oral, interferon- and ribavirin-free regimen of DCV + ASV among genotype 1b hepatitis C virus (HCV) infected patients. Results showed that the 24-week regimen achieved an overall sustained virologic response (a functional cure) 12 weeks after the end of treatment (SVR12) among treatment-naïve (90%), peginterferon/ribavirin non-responder (82%), and peginterferon/ribavirin ineligible/intolerant (82%) patients, including cirrhotic and non-cirrhotic patients (84% and 85%, respectively). In the study the DCV+ASV regimen was generally well tolerated.

•
In April 2014, the Company announced the submission of an NDA with the FDA for investigational DCV Dual Regimen (DCV + ASV). The data submitted in the NDAs support the use of DCV + ASV in patients with HCV. The DCV NDA also seeks approval for use of this compound in combination with other agents for multiple genotypes. The submissions are subject to FDA review for acceptance for filing.

•
In February 2014, the Company announced that the FDA has granted its investigational DCV Dual Regimen (DCV + ASV) Breakthrough Therapy Designation for use as a combination therapy in the treatment of genotype 1b chronic HCV. The designation is based on data from the Company’s ongoing Phase III clinical trial program evaluating the all-oral combination regimen of DCV + ASV without ribavirin.

•
In January 2014, the Company announced that the European Medicines Agency (EMA) has validated the marketing authorization application (MAA) for the use of DCV for the treatment of adults with chronic HCV with compensated liver disease, including genotypes 1, 2, 3 and 4. The application seeks the approval of daclatasvir for use in combination with other agents, including sofosbuvir, for the treatment of chronic HCV. The EMA's validation marks the start of an accelerated regulatory review process.

Eliquis (apixaban) - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our alliance with Pfizer.

•
In March 2014, the Company and Pfizer announced the results of a pre-specified subanalysis of the Phase III ARISTOTLE trial assessing the effect of blood pressure control on outcomes. The study showed that the results for stroke risk reduction for Eliquis versus warfarin were consistent with the overall ARISTOTLE study results, demonstrating that Eliquis reduced stroke or systemic embolism, caused fewer major bleeding events and reduced all-cause mortality as compared to warfarin, regardless of blood pressure control. The results also showed that poor blood pressure control was associated with a substantially higher risk of stroke or systemic embolism, independent of Eliquis or warfarin treatment.

•
In March 2014, the Company and Pfizer announced that the FDA approved a supplemental New Drug Application(sNDA) for Eliquis for the prophylaxis of deep vein thrombosis, which may lead to pulmonary embolism, in patients who have undergone hip or knee replacement surgery.

•
In February 2014, the Company and Pfizer announced results of a pre-specified subanalysis of the Phase III ARISTOTLE trial in relation to patient age. ARISTOTLE was designed to evaluate the efficacy and safety of Eliquis compared to warfarin for reducing the risk of stroke or systemic embolism in patients with NVAF. This subanalysis found consistent results across age groups for reducing the risk of stroke and systemic embolism and reducing the risk of all-cause death with fewer bleeding events for Eliquis versus warfarin. Owing to the higher risk at older age (age 75 and older), the absolute benefit to patients with NVAF was greater with Eliquis in the older population.

Diabetes Alliance Products:

•	In March 2014, the Japanese Ministry of Health, Labour and Welfare approved Forxiga*.

•	In February 2014, the FDA approved the sNDA for the Dual Chamber Pen presentation of Bydureon*.

•
In February 2014, Myalept*(metreleptin for injection) was approved by the FDA as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy.

•
In January 2014, the Company and AstraZeneca announced that Xigduo* (dapagliflozin and metformin hydrochloride) has been granted marketing authorization by the European Commission for the treatment of type 2 diabetes in the European Union (EU).

•	In January 2014, the Company and AstraZeneca announced the FDA approved Farxiga* to improve glycemic control, along with diet and exercise, in adults with type 2 diabetes.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended March 31,
			2014 vs. 2013
	Total Revenues		Analysis of % Change
Dollars in Millions	2014	2013	Total Change	Volume	Price	Foreign Exchange
United States	$1,765	$1,971	(10)%	(12)%	2%	—
Europe	948	946	—	3%	(5)%	2%
Rest of the World	830	765	8%	18%	(3)%	(7)%
Other(a)	268	149	80%	N/A	N/A	N/A
Total	$3,811	$3,831	(1)%	1%	(1)%	(1)%

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2014 and 2013. In general, our business is not seasonal.

The change in U.S. revenues attributed to volume resulted from the diabetes business divestiture in February 2014 and wholesaler buying patterns, partially offset by increased demand for certain key products. The change in U.S. revenues attributed to price was due to higher average net selling prices of Abilify*(aripiprazole) and other key products. See “—Revenues of Products” for further discussions.

Revenues in Europe remained relatively flat as higher demand for most key products and favorable foreign exchange were offset by loss of exclusivity of Sustiva in 2013 and fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, and other restrictive measures.
Revenues in Rest of the World increased due to volume growth for most key products (particularly in Japan and China) partially offset by unfavorable foreign exchange (primarily in Japan and Canada), and generic competition for mature brands.

Other revenues increased due to higher royalties and revenue from alliances including mature brands and over-the-counter products. These revenues are expected to decline in 2015 and 2016 upon the expiration of certain royalty and alliance agreements.

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2013 Form 10-K. Our share of Abilify* and Atripla* is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg) gross-to-net adjustments were $359 million in 2014 and $308 million in 2013. The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2014	$37	$12	$147	$227	$279	$236	$938
Provision related to sales made in:
Current period	138	34	98	97	13	136	516
Prior periods	—	—	3	(11)	—	(4)	(12)
Returns and payments	(143)	(36)	(127)	(67)	(22)	(113)	(508)
Impact of foreign currency translation	—	—	(2)	—	(1)	2	(1)
Balance at March 31, 2014	$32	$10	$119	$246	$269	$257	$933

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

Dollars in Millions	Three Months Ended March 31,
	2014	2013
Gross product sales	$3,311	$3,392
Gross-to-Net Adjustments
Charge-backs related to government programs	(138)	(131)
Cash discounts	(34)	(35)
Managed healthcare rebates and other contract discounts	(101)	(91)
Medicaid rebates	(86)	(51)
Sales returns	(13)	(4)
Other adjustments	(132)	(123)
Total Gross-to-Net Adjustments	(504)	(435)
Net product sales	$2,807	$2,957

Changes in the gross-to-net adjustment rates are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Medicaid rebates were lower in 2013, primarily due to a reduction in prior period accruals based upon actual invoices received.

•
The U.S. sales return reserves for Plavix* and Avapro*/Avalide* at March 31, 2014 were $145 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns.

•	Other adjustments increased primarily due to higher government rebates in non-U.S. markets.

Revenues of Products

	Three Months Ended March 31,
Dollars in Millions	2014	2013	% Change	% Change Attributable to Foreign Exchange
Key Products
Virology
Baraclude (entecavir)	$406	$366	11%	(2)%
U.S.	70	68	3%	—
Non-U.S.	336	298	13%	(2)%

Reyataz (atazanavir sulfate)	344	361	(5)%	(1)%
U.S.	176	193	(9)%	—
Non-U.S.	168	168	—	(2)%

Sustiva (efavirenz) Franchise	319	387	(18)%	—
U.S.	228	251	(9)%	—
Non-U.S.	91	136	(33)%	2%

Oncology
Erbitux* (cetuximab)	169	162	4%	N/A
U.S.	158	158	—	—
Non-U.S.	11	4	**	N/A

Sprycel (dasatinib)	342	287	19%	(3)%
U.S.	145	115	26%	—
Non-U.S.	197	172	15%	(5)%

Yervoy (ipilimumab)	271	229	18%	—
U.S.	146	159	(8)%	—
Non-U.S.	125	70	79%	(1)%

Neuroscience
Abilify* (aripiprazole)	540	522	3%	—
U.S.	325	328	(1)%	—
Non-U.S.	215	194	11%	1%

Immunoscience
Orencia (abatacept)	363	320	13%	(3)%
U.S.	229	214	7%	—
Non-U.S.	134	106	26%	(7)%

Cardiovascular
Eliquis (apixaban)	106	22	**	N/A
U.S.	61	17	**	—
Non-U.S.	45	5	**	N/A

Diabetes Alliance	179	358	(50)%	—
U.S.	114	292	(61)%	—
Non-U.S.	65	66	(2)%	—

Mature Products and All Other	772	817	(6)%	(1)%
U.S.	113	176	(36)%	—
Non-U.S.	659	641	3%	(1)%

**	Change in excess of 100%.

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. revenues increased primarily due to higher average net selling prices. We may experience a rapid and significant decline in U.S. revenues due to possible generic competition following a Federal court's decision in February 2013 invalidating the composition of matter patent. This decision is being appealed by the Company.

•	International revenues increased due to higher demand partially offset by unfavorable foreign exchange.
Reyataz — a protease inhibitor for the treatment of HIV

•	U.S. revenues decreased due to lower demand partially offset by higher average net selling prices.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*, a product sold through our joint venture with Gilead

•	U.S. revenues decreased due to lower demand partially offset by higher average net selling prices.

•	International revenues decreased due to Sustiva's loss of exclusivity in Europe in 2013 resulting in lower demand, average net selling prices and Atripla* revenue sharing.
Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and for use in the treatment of squamous cell carcinoma of the head and neck. Erbitux* is part of our alliance with Eli Lilly and Company.

•	U.S. revenues remained flat.
Sprycel — an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate). Sprycel is part of our alliance with Otsuka Pharmaceutical Co., Ltd (Otsuka).

•	U.S. revenues increased due to higher demand and higher average net selling prices.

•	International revenues increased due to higher demand partially offset by unfavorable foreign exchange.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	U.S. revenues decreased due to the recognition of $27 million in the first quarter of 2013 of previously deferred revenues partially offset by higher demand.

•	International revenues increased due to higher demand.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our alliance with Otsuka

•
U.S. revenues remained relatively flat due to higher average net selling prices offset by lower demand, wholesaler buying patterns and the reduction in our share of Abilify* revenues from 35% in 2013 to 33%.

•	International revenues increased due to higher demand. These revenues are expected to decline in the third and fourth quarters following the loss of exclusivity in the EU.
Orencia — a fusion protein indicated for adult patients with moderate to severe rheumatoid arthritis who have had an inadequate response to one or more currently available treatments, such as methotrexate or anti-tumor necrosis factor therapy

•	U.S. revenues increased primarily due to higher demand for the subcutaneous formulation and higher average net selling prices.

•	International revenues increased primarily due to higher demand partially offset by unfavorable foreign exchange.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders. Eliquis is part of our alliance with Pfizer

•
U.S. and international revenues continued to increase following the 2013 launches in the U.S., EU, Japan, Canada and other markets for the reduction of the risk of stroke and systemic embolism patients with NVAF.

Diabetes Alliance — includes Bydureon*, Byetta*, Forxiga*, Onglyza*/Kombiglyze* were part of our strategic alliance with AstraZeneca

•	BMS sold its diabetes business to AstraZeneca on February 1, 2014.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty revenue

•	U.S. revenues decreased due to lower demand and the continued generic erosion of other products.

•	International revenues increased due to revenue attributed to certain alliances, which was partially offset by the continued generic erosion of other products.

Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2013 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for these products were not material to our results of operations as of the dates indicated.
Plavix* had 1.1 months of inventory on hand at March 31, 2014 in the U.S. compared to 0.9 months of inventory on hand at December 31, 2013 due to decrease in demand following the loss of exclusivity in 2012.
Reyataz had 1.4 months of inventory on hand internationally at December 31, 2013 compared to 1.1 months of inventory on hand at September 30, 2013. The level of inventory on hand was due to government purchasing patterns in Brazil.
Sustiva Franchise had 1.2 months of inventory on hand internationally at December 31, 2013 compared to 0.6 months of inventory on hand at September 30, 2013. The level of inventory exceeds one month due to decrease in demand following the loss of exclusivity in Europe in November 2013. We expect inventory on hand to decrease over the next few quarters.
Taxol, an oncology product, had 1.2 months of inventory on hand internationally at December 31, 2013 compared to 0.9 months of inventory on hand at September 30, 2013. The increased level of inventory on hand was due to a one-time sale of short-dated inventory in Brazil as a result of a government required labeling change.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2014 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2014	2013	% Change
Cost of products sold	$968	$1,063	(9)%
Marketing, selling and administrative	957	994	(4)%
Advertising and product promotion	163	189	(14)%
Research and development	946	930	2%
Other (income)/expense	(208)	(19)	**
Total Expenses	$2,826	$3,157	(10)%

**    Change is in excess of 100%

Cost of products sold decreased primarily due to the diabetes business divestiture in February 2014 partially offset by higher profit sharing and royalties for other alliances and accelerated depreciation for certain manufacturing facilities. Cost of products sold as a percentage of total revenues decreased from 27.7% to 25.4% in the current period, primarily due to the above factors.

Marketing, selling and administrative expenses and advertising and product promotion expenses both decreased following the diabetes business divestiture in February 2014.

Research and development expenses increased due to a $33 million in process research and development (IPRD) impairment charge following unfavorable clinical trial results and the decision to cease further development and higher upfront licensing payments. These impacts were partially offset by the timing of expenditures.

Intangible assets are tested for impairment whenever current facts or circumstances warrant a review, although IPRD is required to be tested annually.  Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD.  These assets are initially measured at fair value and therefore a reduction in expectations used in the valuations could potentially lead to an impairment.  Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, higher development or other operating costs, inability to achieve expected sales levels or synergies, changes in tax laws or other macro-economic changes.  We operate in a very dynamic market and regulatory environment in which events can occur causing our expectations to change quickly and thus leading to potential impairment charges.

Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Interest expense	$54	$50
Investment income	(23)	(25)
Provision for restructuring	21	33
Litigation charges	29	—
Equity in net income of affiliates	(36)	(36)
Gain on sale of product lines, businesses and assets	(259)	(1)
Other alliance and licensing income	(108)	(57)
Pension curtailments, settlements and special termination benefits	64	—
Other	50	17
Other (income)/expense	$(208)	$(19)

•	Gain on sale of product lines, businesses and assets was related to the sale of the diabetes business in February 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

•
Pension settlement charges were recognized in the first quarter of 2014, after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charge included the acceleration of a portion of unrecognized actuarial losses. Similar charges will likely occur in the future. See “Item 1. Financial Statements—Note 15. Pension and Postretirement Benefit Plans” for further details.

•
Other alliance and licensing income increased primarily due to royalties and transitional service fees resulting from the diabetes business divestiture. See “Item 1. Financial Statements—Note 3. Alliances” for further details.

•	Other includes a $45 million loss on debt redemption in 2014.

Income Taxes

	Three months ended March 31,
Dollars in Millions	2014	2013
Earnings Before Income Taxes	$985	$674
Provision for income taxes	49	51
Effective tax rate	5.0%	7.6%

The effective tax rates were impacted by several factors including a tax benefit attributed to the gain on the sale of the diabetes business in the current period and the timing of the extension for the R&D credit and look through exception legislation.

See “Item 1. Financial Statements—Note 7. Income Taxes” for further discussion.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Accelerated depreciation, asset impairment and other shutdown costs	$45	$—
Amortization of acquired Amylin intangible assets	—	138
Amortization of Amylin collaboration proceeds	—	(67)
Amortization of Amylin inventory adjustment	—	14
Cost of products sold	45	85

Marketing, selling and administrative(a)	3	1

Upfront, milestone and other licensing payments	15	—
IPRD impairment	33	—
Research and development	48	—

Provision for restructuring	21	33
Gain on sale of product lines, businesses and assets	(259)	—
Pension curtailments, settlements and special termination benefits	64	—
Acquisition and alliance related items	16	—
Litigation charges	25	—
Loss on debt redemption	45	—
Upfront, milestone and other licensing receipts	—	(14)
Other (income)/expense	(88)	19

Increase to pretax income	8	105
Income taxes on items above	(179)	(35)
Increase/(decrease) to net earnings	$(171)	$70

(a)	Specified items in marketing, selling and administrative are process standardization implementation costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2014	2013
Net Earnings Attributable to BMS – GAAP	$937	$609
Earnings attributable to unvested restricted shares	—	—
Net Earnings used for Diluted EPS Calculation – GAAP	$937	$609

Net Earnings Attributable to BMS – GAAP	$937	$609
Less Specified Items	(171)	70
Net Earnings Attributable to BMS – Non-GAAP	766	679
Earnings attributable to unvested restricted shares	—	—
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$766	$679

Average Common Shares Outstanding – Diluted	1,666	1,655

Diluted Earnings Per Share – GAAP	$0.56	$0.37
Diluted EPS Attributable to Specified Items	(0.10)	0.04
Diluted Earnings Per Share – Non-GAAP	$0.46	$0.41

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash/(debt) position was as follows:

Dollars in Millions	March 31, 2014	December 31, 2013
Cash and cash equivalents	$5,225	$3,586
Marketable securities – current	1,834	939
Marketable securities – non-current	3,558	3,747
Cash, cash equivalents and marketable securities	10,617	8,272
Short-term borrowings and current portion of long-term debt	(281)	(359)
Long-term debt	(7,367)	(7,981)
Net cash/(debt) position	$2,969	$(68)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $2.7 billion at March 31, 2014. Most of the remaining $7.9 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes.

In February 2014, we sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them, resulting in $3.3 billion of cash flow during the three months ended March 31, 2014. We also redeemed our 5.45% Notes due 2018 in their entirety. The outstanding principal amount of the notes was $582 million. No commercial paper borrowings were outstanding as of March 31, 2014.

Our investment portfolio includes non-current marketable securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. See “Item 1. Financial Statements—Note 9. Financial Instruments.”

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and currently expire in September 2017 and July 2018. Each facility is extendable annually by one year on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at March 31, 2014 and December 31, 2013.

Additional regulations in the U.S. could be passed in the future, which could further reduce our results of operations, operating cash flow, liquidity and financial flexibility. We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

We have exposure to certain European government-backed entities with a higher risk of default. We monitor them through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure has been limited by factoring receivables and deferring revenues until the collection of cash. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was $135 million at March 31, 2014, of which approximately 70% was from government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $128 million in 2014 and $72 million in 2013. Sales of receivables in Japan were $87 million in 2014 and $152 million in 2013. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable.

Dollars in Millions	March 31, 2014	December 31, 2013
Net trade receivables	$1,742	$1,690
Inventories	1,655	1,498
Accounts payable	(2,502)	(2,559)
Total	$895	$629

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are A2 and Prime-1, respectively, and their long-term credit outlook is negative. Standard & Poor’s long-term and short-term credit ratings are A+ and A-1+, respectively, and their long-term credit outlook is stable. Fitch's long-term and short-term credit ratings are A- and F2, respectively, and long term credit outlook is negative. Our credit ratings are considered investment grade. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2014	2013
Cash flow provided by/(used in):
Operating activities	$617	$(428)
Investing activities	2,212	161
Financing activities	(1,192)	(44)

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

The $1.0 billion increase in cash provided by operating activities compared to 2013 was primarily attributable to:

•	Timing of payments with alliance partners, Medicaid rebates and other working capital requirements in both periods (approximately $600 million);

•	Proceeds from the diabetes business divestiture allocated to supply and R&D arrangements in 2014 ($275 million);

•	Lower pension contributions and annual employee bonus payments in 2014 (approximately $200 million); and

•	Lower litigation payments in 2014 (approximately $100 million).

Partially offset by:

•	Higher upfront and contingent milestone proceeds in 2013 ($300 million).

Investing Activities

The $2.1 billion increase in cash provided by investing activities compared to 2013 was primarily attributable to:

•	Proceeds allocated to the sale of the diabetes business were $3.1 billion in 2014. These proceeds were partially invested in marketable securities.

Financing Activities

The $1.2 billion increase in cash used in financing activities compared to 2013 was primarily attributable to:

•	Commercial paper borrowings were $600 million in 2013 (none in 2014).

•
Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. Cash outflows related to the debt redemption were $676 million in 2014 (none in 2013).

•
Dividend payments were $605 million in 2014 and $580 million in 2013. Dividends declared per common share were $0.36 in 2014 and $0.35 in 2013. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Cash used to repurchase common stock was $297 million in 2013 (none in 2014).

•
Proceeds from stock option exercises were $85 million in 2014 (excluding $87 million of excess tax benefits) and $215 million in 2013 (excluding $55 million of excess tax benefits). These proceeds will vary from period to period based on fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2013 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2014	47,745	$53.20	—	$1,368
February 1 to 28, 2014	17,787	$51.66	—	$1,368
March 1 to 31, 2014	2,541,287	$54.12	—	$1,368
Three months ended March 31, 2014	2,606,819		—

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced programs is different because shares of common stock are withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock.  In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The stock repurchase program does not have an expiration date and we may consider future repurchases.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, Myalept and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Farxiga/Forxiga/Xigduo and Onglyza/Kombiglyze are trademarks of AstraZeneca AB (PUBL), Erbitux is a trademark of Eli Lilly and Company; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Estrace and Ovcon are trademarks of Warner-Chilcott Company, LLC; Delestrogen is a trademark of JHP Pharmaceuticals, LLC; Reglan is a trademark of ANIP Acquisition Company, and Humira is a trademark of AbbVie Biotechnology LTD. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 29, 2014	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date:	April 29, 2014	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer