Form 10-Q
period 2014-06-30
BRISTOL MYERS SQUIBB CO
filed 2014-07-24
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At June 30, 2014, there were 1,657,904,666 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
JUNE 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings	3
Consolidated Statements of Comprehensive Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.
Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	39

Item 1A.
Risk Factors	39

Item 2.
Issuer Purchases of Equity Securities	40

Item 6.
Exhibits	41

Signatures	42

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2014	2013	2014	2013
Net product sales	$2,770	$3,024	$5,577	$5,981
Alliance and other revenues	1,119	1,024	2,123	1,898
Total Revenues	$3,889	$4,048	$7,700	$7,879

Cost of products sold	991	1,108	1,959	2,171
Marketing, selling and administrative	951	1,042	1,908	2,036
Advertising and product promotion	187	218	350	407
Research and development	1,416	951	2,362	1,881
Other (income)/expense	(104)	199	(312)	180
Total Expenses	3,441	3,518	6,267	6,675

Earnings Before Income Taxes	448	530	1,433	1,204
Provision for Income Taxes	114	—	163	51
Net Earnings	334	530	1,270	1,153
Net Earnings/(Loss) Attributable to Noncontrolling Interest	1	(6)	—	8
Net Earnings Attributable to BMS	$333	$536	$1,270	$1,145

Earnings per Common Share
Basic	$0.20	$0.33	$0.77	$0.70
Diluted	$0.20	$0.32	$0.76	$0.69

Cash dividends declared per common share	$0.36	$0.35	$0.72	$0.70
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2014	2013	2014	2013
Net Earnings	$334	$530	$1,270	$1,153
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(5)	(3)	(8)	38
Pension and postretirement benefits	13	697	(101)	724
Available for sale securities	13	(50)	15	(46)
Foreign currency translation	21	(33)	10	(34)
Other Comprehensive Income/(Loss)	42	611	(84)	682

Comprehensive Income	376	1,141	1,186	1,835
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	1	(6)	—	8
Comprehensive Income Attributable to BMS	$375	$1,147	$1,186	$1,827
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$4,282	$3,586
Marketable securities	2,893	939
Receivables	3,315	3,360
Inventories	1,666	1,498
Deferred income taxes	1,356	1,701
Prepaid expenses and other	512	412
Assets held-for-sale	38	7,420
Total Current Assets	14,062	18,916
Property, plant and equipment	4,438	4,579
Goodwill	7,046	7,096
Other intangible assets	1,843	2,318
Deferred income taxes	875	508
Marketable securities	3,876	3,747
Other assets	1,363	1,428
Total Assets	$33,503	$38,592

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$365	$359
Accounts payable	2,405	2,559
Accrued expenses	2,204	2,152
Deferred income	1,090	756
Accrued rebates and returns	909	889
Income taxes payable	204	160
Dividends payable	621	634
Liabilities related to assets held-for-sale	—	4,931
Total Current Liabilities	7,798	12,440
Pension, postretirement and postemployment liabilities	681	718
Deferred income	1,042	769
Income taxes payable	545	750
Deferred income taxes	62	73
Other liabilities	624	625
Long-term debt	7,372	7,981
Total Liabilities	18,124	23,356

Commitments and contingencies (Note 19)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,237 in 2014 and 4,369 in 2013, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2014
and 2013	221	221
Capital in excess of par value of stock	1,479	1,922
Accumulated other comprehensive loss	(2,225)	(2,141)
Retained earnings	33,026	32,952
Less cost of treasury stock – 550 million common shares in 2014 and 559 million in 2013	(17,174)	(17,800)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,327	15,154
Noncontrolling interest	52	82
Total Equity	15,379	15,236
Total Liabilities and Equity	$33,503	$38,592
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$1,270	$1,153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	—	(8)
Depreciation and amortization, net	252	402
Deferred income taxes	36	(335)
Stock-based compensation	99	95
Impairment charges	358	4
Other	(118)	(11)
Changes in operating assets and liabilities:
Receivables	(31)	(404)
Inventories	(157)	(173)
Accounts payable	(112)	203
Deferred income	423	619
Income taxes payable	(191)	(31)
Other	(156)	(432)
Net Cash Provided by Operating Activities	1,673	1,082
Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	938	1,278
Purchases of marketable securities	(3,008)	(850)
Additions to property, plant and equipment and capitalized software	(228)	(213)
Proceeds from sale of business	3,159	—
Other investing activities	(160)	3
Net Cash Provided by Investing Activities	701	218
Cash Flows From Financing Activities:
Short-term debt borrowings, net	5	(79)
Proceeds from issuance of long-term debt	—	12
Repayments of long-term debt	(676)	—
Interest rate swap contract terminations	(4)	—
Issuances of common stock	200	443
Repurchases of common stock	—	(380)
Dividends	(1,203)	(1,155)
Net Cash Used in Financing Activities	(1,678)	(1,159)
Effect of Exchange Rates on Cash and Cash Equivalents	—	24
Increase in Cash and Cash Equivalents	696	165
Cash and Cash Equivalents at Beginning of Period	3,586	1,656
Cash and Cash Equivalents at End of Period	$4,282	$1,821
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at June 30, 2014 and December 31, 2013, and the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K (2013 Form 10-K).

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

In April 2014, the Financial Accounting Standards Board (FASB) issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance becomes effective on January 1, 2015. Adoption is on a prospective basis.

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

Product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Virology
Baraclude (entecavir)	$369	$371	$775	$737
Reyataz (atazanavir sulfate)	362	431	706	792
Sustiva (efavirenz) Franchise(a)	361	411	680	798
Oncology
Erbitux* (cetuximab)	186	171	355	333
Sprycel (dasatinib)	368	312	710	599
Yervoy (ipilimumab)	321	233	592	462
Neuroscience
Abilify* (aripiprazole)(b)	555	563	1,095	1,085
Immunoscience
Orencia (abatacept)	402	352	765	672
Cardiovascular
Eliquis (apixaban)	171	12	277	34
Diabetes Alliance(c)	27	438	206	796
Mature Products and All Other(d)	767	754	1,539	1,571
Total Revenues	$3,889	$4,048	$7,700	$7,879

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.
(a)
Includes alliance and other revenue of $313 million and $346 million for three months ended June 30, 2014 and 2013, respectively, and $585 million and $670 million for the six months ended June 30, 2014 and 2013, respectively.

(b)
Includes alliance and other revenue of $499 million and $454 million for three months ended June 30, 2014 and 2013, respectively, and $940 million and $849 million for the six months ended June 30, 2014 and 2013, respectively.

(c)
Includes Bydureon* (exenatide extended-release for injectable suspension), Byetta* (exenatide), Farxiga*/Xigduo* (dapagliflozin/dapagliflozin and metformin hydrochloride), Onglyza*/Kombiglyze* (saxagliptin/saxagliptin and metformin), Myalept* (metreleptin) and Symlin* (pramlintide acetate).

(d)
Includes Plavix* (clopidogrel bisulfate) revenues of $45 million and $44 million for the three months ended June 30, 2014 and 2013, respectively, and $93 million and $135 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, includes Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide) revenues of $59 million and $56 million for the three months ended June 30, 2014 and 2013, respectively, and $115 million and $102 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Revenues from alliances:
Net product sales	$782	$1,054	$1,677	$2,077
Alliance and other revenues	1,039	958	1,951	1,767
Total Revenues	1,821	2,012	3,628	3,844

Payments to/(from) alliance partners:
Cost of products sold	323	338	678	627
Marketing, selling and administrative	6	(27)	3	(69)
Advertising and product promotion	32	(7)	67	(22)
Research and development	(4)	(31)	(35)	(55)
Other (income)/expense	(158)	(100)	(553)	(172)

Net earnings/(losses) attributable to noncontrolling interest, pre-tax	7	(1)	11	23

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2014	December 31, 2013
Receivables - from alliance partners	$1,033	$1,122
Accounts payable - to alliance partners	1,552	1,396
Deferred income from alliances(a)	1,958	5,089

(a)	Included deferred income classified as liabilities related to assets held-for-sale of $3,671 million at December 31, 2013.

Specific information pertaining to each of our significant alliances is discussed in our 2013 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. Significant developments and updates related to alliances for the first half of 2014 are set forth below.

AstraZeneca

In February 2014, BMS and AstraZeneca terminated their alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Previously, BMS had an alliance with AstraZeneca consisting of three worldwide codevelopment and commercialization agreements covering (1) Onglyza* and related combination products sold under various names, (2) Farxiga* and related combination products and, (3) beginning in August 2012 after BMS's acquisition of Amylin Pharmaceuticals, Inc. (Amylin), Amylin's portfolio of products including Bydureon*, Byetta*, Symlin* and Myalept*, as well as certain assets owned by Amylin, including a manufacturing facility located in West Chester, Ohio.

The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza* and Farxiga* (including BMS's interest in the out-licensing agreement for Onglyza* in Japan); and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in 2015. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca. The sale of the business has been completed in all jurisdictions except for Onglyza* and Farxiga* in China, pending consent from BMS's joint venture partners. For accounting purposes AstraZeneca is the principal for the end-customer product sales in all markets (except China) beginning February 1, 2014.

In connection with the sale, BMS and AstraZeneca entered into several agreements, including a transitional services agreement, a supply agreement and a development agreement. Under those agreements, BMS is obligated to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations; to supply certain products, including the active product ingredients for Onglyza* and Farxiga* through 2020; and to perform ongoing development activities for certain clinical trial programs through 2016, among other things. The expected annual costs attributed to the development agreement are approximately $227 million in 2014, $127 million in 2015 and $84 million in 2016.

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

Royalty rates on net sales are as follows:

	2014	2015	2016	2017 - 2025
Onglyza* and Farxiga* Worldwide Net Sales up to $500 million	44%	35%	27%	12-25%
Onglyza* and Farxiga* Worldwide Net Sales over $500 million	3%	7%	9%	12-25%
Amylin products U.S. Net Sales	—	2%	2%	5-12%

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business, the Mount Vernon manufacturing facility, and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations.  Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

Consideration of $3.6 billion was accounted for in 2014, substantially all in the first quarter (including royalties and $700 million of contingent regulatory milestone payments related to the approval of Farxiga* in both the U.S. and Japan). Approximately $2.9 billion of the consideration was allocated to the sale of the business and the remaining $667 million was allocated to the undelivered elements described above. The gain on sale of the diabetes business was $247 million. The gain was based on the difference between the consideration allocated to the sale of the business (net of transaction fees) and the carrying value of the diabetes business net assets (including a $600 million allocation of goodwill and the reversal of $821 million of net deferred tax liabilities attributed to Amylin). The consideration includes $169 million of earned royalties, of which $138 million was allocated to the sale of the business and included in other income and $31 million was allocated to the undelivered elements.

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

Summarized financial information related to the AstraZeneca alliances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Revenues from AstraZeneca alliances:
Net product sales	$2	$431	$161	$786
Alliance and other revenues	26	5	45	9
Total Revenues	28	436	206	795

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	1	178	77	324
Amortization of deferred income	—	(74)	—	(149)

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost products sold	—	(6)	(9)	(9)
Marketing, selling and administrative	4	(34)	(7)	(71)
Advertising and product promotion	(1)	(7)	(4)	(18)
Research and development	(2)	(21)	(9)	(43)

Other (income)/expense:
Amortization of deferred income	(21)	(8)	(34)	(15)
Provision for restructuring	—	(20)	(2)	(25)
Royalties	(90)	—	(138)	—
Transitional services	(34)	—	(65)	—
Gain on sale of business	12	—	(247)	—

Selected Alliance Cash Flow information:
Deferred income	14	—	289	80
Proceeds from sale of business	99	—	3,154	—
Other investing activities	53	—	53	—

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2014	December 31, 2013
Deferred income attributed to:
Non-refundable upfront, milestone and other licensing receipts(a)	$—	$3,671
Assets not yet transferred to AstraZeneca	369	—
Services not yet performed for AstraZeneca	260	—

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.
Otsuka
BMS's commercialization rights to Abilify* in European Union (EU) countries expired in June 2014.
As described in the 2013 Form 10-K, BMS recognizes revenue for Abilify* in the U.S. based on the expected annual contractual share using a forecast of net sales for the year. The percentage is estimated each quarter and determined to be 33% and 34% for the six months ended June 30, 2014 and 2013, respectively.
Gilead
As described in the 2013 Form 10-K, effective January 1, 2014, following the European loss of exclusivity for Sustiva, the percentage of Atripla* net sales in Europe recognized by BMS is equal to the difference between the average net selling prices of Atripla* and Truvada* (emtricitabine and tenofovir disoproxil fumarate). This alliance will continue until either party terminates the arrangement or the last patent expiration occurs for Atripla*, Truvada* or Sustiva.

Pfizer
As described in the 2013 Form 10-K, BMS has an alliance with Pfizer relating to Eliquis. In 2014, BMS received $60 million from Pfizer for milestone payments related to the acceptance of the filing in the U.S. for the treatment of venous thromboembolism indication and the launch of Eliquis in the U.S. for the prevention of deep vein thrombosis in patients who have undergone hip or knee surgery.

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

Reckitt Benckiser Group plc

As described in the 2013 Form 10-K, BMS has an alliance with Reckitt Benckiser Group plc (Reckitt) covering certain BMS over-the-counter products sold primarily in Mexico and Brazil. Reckitt also has an option to acquire all remaining rights in such products for those markets and related inventories at the end of the alliance period (May 2016). In April 2014, the alliance was modified to provide an option to Reckitt to purchase a BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance. The options can only be exercised together. Substantially all employees at the facility are expected to be transferred to Reckitt if the option is exercised. A $15 million charge was included in other expense to increase the fair value of the option to $129 million.

Note 4. ACQUISITIONS

In April 2014, BMS acquired all of the outstanding shares of iPierian, Inc. (iPierian), a biotechnology company focused on new treatments for tauopathies, a class of neurodegenerative diseases. The acquisition provides BMS with full rights to IPN007, a preclinical monoclonal antibody to treat progressive supranuclear palsy and other tauopathies. The consideration includes an upfront payment of $175 million, contingent development and regulatory milestone payments up to $550 million and future royalties on net sales if any of the acquired preclinical assets are approved and commercialized. No significant iPierian processes were acquired, therefore the transaction was accounted for as an asset acquisition because iPierian was determined not to be a "business" as that term is defined in ASC 805 - Business Combinations. The upfront payment allocated to IPN007 was $148 million and included in research and development expenses. The remaining $27 million was allocated to deferred tax assets for net operating losses and tax credit carryforwards.

Note 5. ASSETS HELD-FOR-SALE

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

The following assets and liabilities of the diabetes business held-for-sale were presented separately from BMS’s other accounts:

Dollars in Millions	December 31, 2013
Assets
Receivables	$83
Inventories	163
Deferred income taxes - current	125
Prepaid expenses and other	20
Property, plant and equipment	678
Goodwill	550
Other intangible assets	5,682
Other assets	119
Total assets held-for-sale	7,420

Liabilities
Short-term borrowings and current portion of long-term debt	27
Accounts payable	30
Accrued expenses	148
Deferred income - current	352
Accrued rebates and returns	81
Deferred income - noncurrent	3,319
Deferred income taxes - noncurrent	946
Other liabilities	28
Total liabilities related to assets held-for-sale	$4,931

Assets held-for-sale were $38 million at June 30, 2014, comprising of inventories not yet transferred to AstraZeneca.

Note 6. OTHER (INCOME)/EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Interest expense	$46	$50	$100	$100
Investment income	(28)	(28)	(51)	(53)
Provision for restructuring	16	173	37	206
Litigation charges/(recoveries)	(20)	(22)	9	(22)
Equity in net income of affiliates	(33)	(50)	(69)	(86)
Gain on sale of product lines, businesses and assets	7	—	(252)	(1)
Other alliance and licensing income	(144)	(32)	(252)	(89)
Pension curtailments, settlements and special termination benefits	45	101	109	101
Other	7	7	57	24
Other (income)/expense	$(104)	$199	$(312)	$180

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Employee termination benefits	$14	$172	$34	$201
Other exit costs	2	1	3	5
Provision for restructuring	$16	$173	$37	$206

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 220 and 890 for the three months ended June 30, 2014 and 2013, respectively, and approximately 400 and 1,135 for the six months ended June 30, 2014 and 2013, respectively.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2014	2013
Liability at January 1	$102	$167
Charges	40	209
Changes in estimates	(3)	(3)
Provision for restructuring	37	206
Foreign currency translation	1	1
Spending	(48)	(130)
Liability at June 30	$92	$244

Note 8. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Earnings Before Income Taxes	$448	$530	$1,433	$1,204
Provision for Income Taxes	114	—	163	51
Effective tax rate	25.4%	—	11.4%	4.2%

Changes in the effective tax rates between the current and prior period primarily resulted from the following items:

•
The first quarter of 2014 includes a $96 million income tax benefit attributed to the sale of the diabetes business ($81 million for the six months ended June 30, 2014). This tax benefit resulted primarily from the capital loss deduction on the sale of the Amylin shares;

•	The impact of no tax benefit attributable to the $148 million research and development charge resulting from the acquisition of iPierian in the second quarter of 2014;

•
The first quarter of 2013 includes the retroactive reinstatement of the research and development tax credit and look through exception for the full year 2012 ($43 million). The applicable tax legislation for these items was not extended as of June 30, 2014, therefore the research and development tax credit was not considered in the 2014 effective tax rate;

•	All periods were impacted by other discrete tax benefits attributable to restructuring, impairment, pension settlements and other charges.

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

BMS is currently being audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2014 could decrease in the range of approximately $300 million to $360 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Effective January 2014, the Company adopted an update from the FASB that clarified existing guidance on the presentation of unrecognized tax benefits when various qualifying tax benefit carryforwards exist, including when the unrecognized tax benefit should be presented as a reduction to deferred tax assets or as a liability. As a result, non-current deferred tax assets and income tax liabilities were reduced by $236 million.

Note 9. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2014	2013	2014	2013
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$333	$536	$1,270	$1,145

Weighted-average common shares outstanding – basic	1,657	1,644	1,655	1,641
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	11	15	12	16
Weighted-average common shares outstanding – diluted	1,669	1,660	1,668	1,658

Earnings per Common Share
Basic	$0.20	$0.33	$0.77	$0.70
Diluted	$0.20	$0.32	$0.76	$0.69

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	—	—	—

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2014				December 31, 2013
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$3,749	$—	$3,749	$—	$3,201	$—	$3,201
Marketable securities:
Certificates of deposit	—	1,813	—	1,813	—	122	—	122
Commercial paper	—	200	—	200	—	—	—	—
Corporate debt securities	—	4,640	—	4,640	—	4,432	—	4,432
Equity funds	—	94	—	94	—	74	—	74
Fixed income funds	—	10	—	10	—	46	—	46
Auction Rate Securities (ARS)	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	111	—	111	—	64	—	64
Foreign currency forward contracts	—	22	—	22	—	50	—	50
Investments in equity of other companies	53	—	—	53	—	—	—	—
Derivative liabilities:
Interest rate swap contracts	—	(3)	—	(3)	—	(27)	—	(27)
Foreign currency forward contracts	—	(24)	—	(24)	—	(35)	—	(35)
Written option liabilities(a)	—	—	(198)	(198)	—	—	(162)	(162)
Contingent consideration liability(b)	—	—	(8)	(8)	—	—	(8)	(8)

(a)	Includes $69 million and $18 million in accrued expenses and $129 million and $144 million in other liabilities as of June 30, 2014 and December 31, 2013, respectively.

(b)	The contingent consideration liability is included in other liabilities.

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

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	2014			2013
Dollars in Millions	ARS	Contingent consideration liability	Written option liabilities	ARS and FRS(a)	Contingent consideration liability	Written option liabilities
Fair value at January 1	$12	$(8)	$(162)	$31	$(8)	$(18)
Additions from new alliances	—	—	—	—	—	(144)
Changes in fair value	—	—	(36)	—	—	—
Fair value at June 30	$12	$(8)	$(198)	$31	$(8)	$(162)

(a)	FRS: Floating Rate Securities

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

June 30, 2014
Certificates of deposit	$1,813	$—	$—	$1,813
Commercial paper	200	—	—	200
Corporate debt securities	4,592	51	(3)	4,640
ARS	9	3	—	12
Investments in equity of other companies	41	18	(6)	53
Total	$6,655	$72	$(9)	$6,718

December 31, 2013
Certificates of deposit	$122	$—	$—	$122
Corporate debt securities	4,401	44	(13)	4,432
ARS	9	3	—	12
Total	$4,532	$47	$(13)	$4,566

Available-for-sale securities included in current marketable securities were $2,789 million as of June 30, 2014 and $819 million as of December 31, 2013. Non-current available-for-sale corporate debt securities maturing within five years were $3,864 million as of June 30, 2014. ARS maturing beyond 10 years were $12 million as of June 30, 2014. Investments in equity of other companies of $53 million are included in other assets as of June 30, 2014.

Fair Value Option for Financial Assets

The Company invests in equity and fixed income funds that are designed to offset the changes in fair value of certain employee retirement benefits. Investments in equity and fixed income funds are included in current marketable securities and were $94 million and $10 million, respectively, as of June 30, 2014 and $74 million and $46 million, respectively, as of December 31, 2013. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was not significant.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		June 30, 2014		December 31, 2013
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,173	$111	$673	$64
Interest rate swap contracts	Other liabilities	1,150	(3)	1,950	(27)
Foreign currency forward contracts	Prepaid expenses and other	187	17	301	44
Foreign currency forward contracts	Other assets	187	5	100	6
Foreign currency forward contracts	Accrued expenses	710	(22)	704	(31)
Foreign currency forward contracts	Other liabilities	109	(2)	263	(4)

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net losses on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($601 million) and Japanese yen ($319 million) at June 30, 2014.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the six months ended June 30, 2014 and 2013.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($738 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

Fixed-to-floating interest rate swap contracts were executed in 2014 to convert $200 million notional amount from fixed rate to variable rate debt.

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	June 30, 2014	December 31, 2013
Principal Value	$6,959	$7,593
Adjustments to Principal Value:
Fair value of interest rate swap contracts	108	37
Unamortized basis adjustment from interest rate swap contract terminations	365	442
Unamortized bond discounts	(60)	(64)
Total	$7,372	$8,008

Current portion of long-term debt(a)	$—	$27
Long-term debt	7,372	7,981

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

The fair value of debt was $8,011 million at June 30, 2014 and $8,487 million at December 31, 2013 and was valued using Level 2 inputs. Interest payments were $89 million and $105 million for the six months ended June 30, 2014 and 2013, respectively, net of amounts related to interest rate swap contracts.

No commercial paper borrowings were outstanding as of June 30, 2014.

The following information pertains to the outstanding 5.45% Notes due 2018 that were redeemed in February 2014:

Six Months Ended
Dollars in Millions	June 30, 2014
Principal amount	$582
Carrying value	633
Debt redemption price	676
Notional amount of interest rate swap contracts terminated	500
Interest rate swap contract termination payments	(4)
Total loss	45

Note 11. RECEIVABLES

Dollars in Millions	June 30, 2014	December 31, 2013
Trade receivables	$1,884	$1,779
Less allowances	(85)	(89)
Net trade receivables	1,799	1,690
Alliance partners receivables	1,033	1,122
Prepaid and refundable income taxes	290	262
Other	193	286
Receivables	$3,315	$3,360

Non-U.S. receivables sold on a nonrecourse basis were $424 million and $505 million for the six months ended June 30, 2014 and 2013, respectively. In the aggregate, receivables due from our three largest pharmaceutical wholesalers in the U.S. represented 37% and 40% of total trade receivables at June 30, 2014 and December 31, 2013, respectively.

Note 12. INVENTORIES

Dollars in Millions	June 30, 2014	December 31, 2013
Finished goods	$550	$491
Work in process	800	757
Raw and packaging materials	316	250
Inventories	$1,666	$1,498

Inventories expected to remain on-hand beyond one year are included in other assets and were $269 million at June 30, 2014 and $351 million at December 31, 2013.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2014	December 31, 2013
Land	$110	$109
Buildings	4,806	4,748
Machinery, equipment and fixtures	3,773	3,699
Construction in progress	247	287
Gross property, plant and equipment	8,936	8,843
Less accumulated depreciation	(4,498)	(4,264)
Property, plant and equipment	$4,438	$4,579

The Mount Vernon, Indiana manufacturing facility's carrying value was approximately $276 million as of June 30, 2014. The facility is expected to be sold in 2015. It was not included in assets held-for-sale for both periods because the assets were not available for immediate sale in their present condition and were not expected to be sold within a year. See "Note 3. Alliances” for further discussion on the sale of the diabetes business.

Depreciation expense was $275 million and $219 million for the six months ended June 30, 2014 and 2013, respectively.

Note 14. OTHER INTANGIBLE ASSETS

Dollars in Millions	June 30, 2014	December 31, 2013
Licenses	$1,151	$1,162
Developed technology rights	2,468	2,486
Capitalized software	1,258	1,240
In-process research and development (IPRD)	205	548
Gross other intangible assets	5,082	5,436
Less accumulated amortization	(3,239)	(3,118)
Total other intangible assets	$1,843	$2,318

A $310 million IPRD impairment charge was recognized in the second quarter of 2014 for peginterferon lambda which is currently in Phase III development for treatment of hepatitis C virus. The full write-off  was  required after assessing the potential commercial viability of the asset and estimating its fair value. The assessment considered the lower likelihood of filing for registration in certain markets after completing revised projections of revenues and expenses. A significant decline from prior projected revenues resulted from the global introduction of oral non-interferon products being used to treat patients with hepatitis C virus and no other alternative uses for the product.

Amortization expense was $151 million and $431 million for the six months ended June 30, 2014 and 2013, respectively.

Note 15. DEFERRED INCOME

Dollars in Millions	June 30, 2014	December 31, 2013
Upfront, milestone and other licensing receipts	$885	$970
Atripla* deferred revenue	461	468
Gain on sale-leaseback transactions	57	71
Diabetes business divestiture (Undelivered elements)	629	—
Other	100	16
Total deferred income	$2,132	$1,525

Current portion	$1,090	$756
Non-current portion	1,042	769
Further information pertaining to upfront, milestone and other licensing payments is described in “Note 3. Alliances” in the Company’s 2013 Form 10-K.
Amortization of deferred income was $174 million and $248 million for the six months ended June 30, 2014 and 2013, respectively.

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	1,145	—	—	21
Cash dividends declared	—	—	—	(1,163)	—	—	—
Stock repurchase program	—	—	—	—	10	(364)	—
Employee stock compensation plans	—	—	(719)	—	(18)	1,167	—
Distributions	—	—	—	—	—	—	(34)
Balance at June 30, 2013	2,208	$221	$1,975	$32,715	562	$(18,020)	$2

Balance at January 1, 2014	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	1,270	—	—	1
Cash dividends declared	—	—	—	(1,196)	—	—	—
Employee stock compensation plans	—	—	(427)	—	(8)	591	—
Debt conversion	—	—	(16)	—	(1)	35	—
Distributions	—	—	—	—	—	—	(31)
Balance at June 30, 2014	2,208	$221	$1,479	$33,026	550	$(17,174)	$52

The components of other comprehensive income/(loss) were as follows:

	2014			2013
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three months ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$(14)	$4	$(10)	$30	$(10)	$20
Reclassified to net earnings	7	(2)	5	(34)	11	(23)
Derivatives qualifying as cash flow hedges	(7)	2	(5)	(4)	1	(3)
Pension and postretirement benefits:
Actuarial gains/(losses)	(49)	13	(36)	935	(330)	605
Amortization(b)	27	(6)	21	38	(12)	26
Settlements(c)	45	(17)	28	101	(35)	66
Pension and postretirement benefits	23	(10)	13	1,074	(377)	697
Available for sale securities:
Unrealized gains/(losses)	25	(11)	14	(54)	9	(45)
Realized gains	(1)	—	(1)	(8)	3	(5)
Available for sale securities	24	(11)	13	(62)	12	(50)
Foreign currency translation	21	—	21	(33)	—	(33)
	$61	$(19)	$42	$975	$(364)	$611

Six months ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$(19)	$6	$(13)	$99	$(33)	$66
Reclassified to net earnings	5	—	5	(44)	16	(28)
Derivatives qualifying as cash flow hedges	(14)	6	(8)	55	(17)	38
Pension and postretirement benefits:
Actuarial gains/(losses)	(299)	103	(196)	935	(330)	605
Amortization(b)	53	(19)	34	76	(23)	53
Curtailments and settlements(c)	99	(38)	61	101	(35)	66
Pension and postretirement benefits	(147)	46	(101)	1,112	(388)	724
Available for sale securities:
Unrealized gains/(losses)	29	(13)	16	(51)	10	(41)
Realized gains	(1)	—	(1)	(8)	3	(5)
Available for sale securities	28	(13)	15	(59)	13	(46)
Foreign currency translation	10	—	10	(34)	—	(34)
	$(123)	$39	$(84)	$1,074	$(392)	$682

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.

(b)	Actuarial losses and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.

(c)	Pension curtailments and settlements are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	June 30, 2014	December 31, 2013
Derivatives qualifying as cash flow hedges	$8	$16
Pension and other postretirement benefits	(1,958)	(1,857)
Available for sale securities	43	28
Foreign currency translation	(318)	(328)
Accumulated other comprehensive loss	$(2,225)	$(2,141)

Note 17. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2014	2013	2014	2013	2014	2013	2014	2013
Service cost – benefits earned during the year	$10	$9	$1	$2	$20	$19	$2	$3
Interest cost on projected benefit obligation	77	75	4	4	155	149	7	7
Expected return on plan assets	(133)	(131)	(7)	(7)	(264)	(263)	(14)	(13)
Amortization of prior service credits	(1)	(1)	(1)	(1)	(2)	(2)	(1)	(1)
Amortization of net actuarial loss	29	37	—	—	56	75	—	—
Curtailments and settlements	45	101	—	—	99	101	(3)	—
Special termination benefits	—	—	—	—	13	—	—	—
Net periodic cost/(credit)	$27	$90	$(3)	$(2)	$77	$79	$(9)	$(4)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured as of June 30, 2014 resulting in a decrease to other assets and a corresponding increase in accumulated other comprehensive loss of $299 million. The changes resulted from a lower weighted average discount rate assumed in remeasuring the pension benefit obligations (4.0% at June 30, 2014 and 4.6% at December 31, 2013) partially offset by higher actual return on plan assets than expected. Contributions to the pension plans are expected to approximate $120 million during 2014, of which $83 million were incurred in the six months ended June 30, 2014.

The expense attributed to defined contribution plans in the U.S. was $46 million and $43 million for the three months ended June 30, 2014 and 2013, respectively, and $96 million and $90 million for the six months ended June 30, 2014, and 2013, respectively.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Stock options	$—	$1	$—	$1
Restricted stock	19	19	38	37
Market share units	8	8	17	16
Performance share units	23	18	44	41
Total stock-based compensation expense	$50	$46	$99	$95

Income tax benefit	$17	$18	$33	$34

In the six months ended June 30, 2014, 1.7 million restricted stock units, 0.9 million market share units and 2.3 million performance share units were granted. The weighted-average grant date fair value was $52.58 for restricted stock units, $55.44 for market share units and $55.17 for performance share units granted during the six months ended June 30, 2014.

Substantially all restricted stock units vest ratably over a four year period. Market share units vest ratably over a four year period and the number of shares ultimately issued is based on share price performance. The fair value of market share units considers the probability of satisfying market conditions. The number of shares issued when performance share units vest is determined based on the achievement of annual performance goals. The number of shares issued for 2014-2016 performance share unit awards are also adjusted based on the Company's three-year total shareholder return relative to a peer group of companies. Performance share units vest at the end of the three -year performance period.

Unrecognized compensation cost related to nonvested awards of $367 million is expected to be recognized over a weighted-average period of 2.6 years.

Note 19. LEGAL PROCEEDINGS AND CONTINGENCIES
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
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision and in June 2014 the U.S. Court of Appeals for the Federal Circuit (Federal Court of Appeals) denied the Company's appeal. In July 2014, the Company filed a petition for an en banc rehearing by the entire Federal Court of Appeals. Teva has tentative approval from the FDA for its generic version of entecavir. There could be a rapid and significant negative impact on U.S. net product sales of Baraclude in 2014. U.S. net product sales of Baraclude were $289 million in 2013.
Baraclude — South Korea

In 2013, Daewoong Pharmaceutical Co. Ltd. and Hanmi Pharmaceuticals Co., Ltd. initiated separate invalidity actions in the Korean Intellectual Property Office (KIPO) against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent.  The invalidity actions have been consolidated and are pending. We are likely to receive a decision in 2014.  There is a risk that a decision invalidating the patent will encourage generic companies to launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2013.
Plavix* — Australia
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

Plavix* — Canada (Apotex, Inc.)
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
GENERAL COMMERCIAL LITIGATION
Remaining Apotex Matters Related to Plavix*
As previously disclosed, in November 2008, Apotex filed a lawsuit in New Jersey Superior Court against the Company and Sanofi, seeking payment of $60 million, plus interest calculated at the rate of 1% per month, related to the break-up of a March 2006 proposed settlement agreement relating to the-then pending Plavix* patent litigation against Apotex. In April 2011, the New Jersey Superior Court granted the Company’s cross-motion for summary judgment and denied Apotex’s motion for summary judgment. Apotex appealed these decisions and the New Jersey Appellate Division reversed the grant of summary judgments remanding the case back to the Superior Court for additional proceedings. The parties have agreed to resolve this matter through binding arbitration, which took place in March 2014. In the second quarter of 2014, the arbitration panel issued a decision with no liability to the Company. This concludes the matter.
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

AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court and oral argument took place in May 2013. In June 2014, the Pennsylvania Supreme Court vacated the Commonwealth judge's decision and remanded the matter back to the Commonwealth Court.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 6,300 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, Illinois, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 350 separate lawsuits pending on behalf of over 1,500 plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.

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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $64 million at June 30, 2014, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
New Brunswick Facility—Environmental & Personal Injury Lawsuits
Since May 2008, over 300 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 200 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 500 cases between the state and federal court actions. In June 2014, the Company and the plaintiffs agreed to a settlement in principle, subject to finalization.
North Brunswick Township Board of Education
As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940’s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. Hearings are scheduled to commence in March 2015. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site; that litigation has now been settled by the parties. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.
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
FCPA Investigation
In March 2012, the Company received a subpoena from the SEC issued in connection with its investigation under the FCPA, primarily relating to sales and marketing practices in various countries. The Company is cooperating with the SEC, along with the Department of Justice, in its investigation of these matters. In particular, the Company is investigating certain sales and marketing practices in China. It is not possible at this time to assess the outcome of these matters or their potential impact on the Company.

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

In July 2014, the Company announced that the Japanese Ministry of Health, Labor and Welfare approved Daklinza (daclatasvir) and Sunvepra (asunaprevir) for Japan’s first all-oral, interferon- and ribavirin-free treatment regimen for patients with genotype 1 chronic hepatitis C virus (HCV) infection, particularly those with compensated cirrhosis.

In July 2014, the Company announced plans for a third quarter submission to the U.S. Food and Drug Administration (FDA) of a biologics license application for Opdivo (nivolumab) for previously treated advanced melanoma.  This will mark the second tumor type for which the Company has a regulatory submission underway for Opdivo in the U.S. In April 2014, the Company initiated a rolling submission for Opdivo in third-line squamous cell non-small cell lung cancer based on Study-063, which it expects to complete by year-end.

In July 2014, the Company and Ono Pharmaceutical Co., Ltd (Ono), signed a collaboration agreement to jointly develop and commercialize Opdivo, Yervoy and three immunotherapy agents in early clinical development as single agents and combination regimens in Japan, South Korea and Taiwan. Also in July 2014, Ono announced that Opdivo received manufacturing and marketing approval in Japan for the treatment of unresectable melanoma. Opdivo is the first PD-1 immune checkpoint inhibitor to receive regulatory approval anywhere in the world.

In June 2014, a $310 million in-process research and development (IPRD) impairment charge was recognized for peginterferon lambda which is currently in Phase III development for treatment of hepatitis C virus. See "Item 1. Financial Statements—Note 14. Other Intangible Assets" for further information.

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

In February 2014, the Company sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them. Revenues in the U.S. and expenses (excluding research and development expenses) decreased as a result of the divestiture and a $328 million after tax gain on the sale of the business was recognized in the six months ended June 30, 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further information.

Highlights
The following table summarizes our financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2014	2013	2014	2013
Total Revenues	$3,889	$4,048	$7,700	$7,879
Total Expenses	3,441	3,518	6,267	6,675
Earnings Before Income Taxes	448	530	1,433	1,204
Provision for Income Taxes	114	—	163	51
Effective tax rate	25.4%	—	11.4%	4.2%

Net Earnings Attributable to BMS
GAAP	333	536	1,270	1,145
Non-GAAP	798	730	1,564	1,409

Diluted Earnings Per Share
GAAP	0.20	0.32	0.76	0.69
Non-GAAP	0.48	0.44	0.94	0.85

Cash, Cash Equivalents and Marketable Securities			11,051	6,022

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

Strategy

Since 2007, we have been transforming BMS into a leading specialty-care biopharma company focused exclusively on discovering, developing, and delivering innovative medicines that address serious unmet medical needs. We continue to evolve driven by this fundamental objective as we grow our marketed products and progress our pipeline.

We are developing new medicines in the following core therapeutic areas: oncology, virology, immunology, specialty cardiovascular disease, fibrosis and genetically defined diseases. Within oncology, we are pioneering innovative medicines in the area of immuno-oncology which unlock the body’s own immune system to battle cancer. Yervoy (ipilimumab), our first immuno-oncology agent, was introduced in 2011 for the treatment of metastatic melanoma. We continue to invest significantly in our deep pipeline of innovative medicines in this area covering a broad array of cancers.

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

The divestiture of our diabetes portfolio allows us to further accelerate the evolution of our business model into a leading specialty-care biopharma company. This transaction also allows us to focus our resources behind our growth opportunities that drive the greatest long-term value.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of key brands, executing new product launches, investing in our pipeline, maintaining a culture of continuous improvement, and pursuing disciplined capital allocation, including through business development.

Product and Pipeline Developments
We manage our research and development programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. We continually evaluate our portfolio of research and development assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our research and development programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These development programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Opdivo - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.

•
In July 2014, the Committee for Medicinal Products for Human Use (CHMP) granted Opdivo accelerated assessment for the treatment of metastatic melanoma. The Company expects to complete its regulatory submission in the European Union (EU) in the third quarter of 2014.

•
In July 2014, following discussions with the FDA, the Company announced it is planning a third quarter submission of a Biologics License Application for Opdivo for previously treated advanced melanoma.

•
In June 2014, the Company announced that a randomized blinded comparative Phase III study evaluating Opdivo versus dacarbazine in patients with previously untreated BRAF wild-type advanced melanoma (CheckMate-066) was stopped early because an analysis conducted by the independent Data Monitoring Committee showed evidence of superior overall survival in patients receiving Opdivo compared to the control arm. Patients in the trial will be unblinded and allowed to cross over to Opdivo.

•
In June 2014, the Company announced follow up results from a Phase Ib dose-ranging trial evaluating the safety and activity of the combination regimen of Opdivo and Yervoy given either concurrently or sequentially in patients with advanced melanoma (Study-004, n=127). After an additional year of follow up of the cohort that received the concurrent combination regimen of Opdivo 1 mg/kg plus Yervoy 3 mg/kg (n=17), the one-year overall survival (OS) rate was 94% and the two-year OS rate was 88%. These are the doses used in the ongoing Phase II and Phase III melanoma trials, CheckMate-069 and -067. No new safety signals were reported in the concurrent combination cohorts with additional follow up (n=53).

•
In May 2014, the Company announced results from a Phase1b study evaluating the safety and efficacy of Opdivo as a single agent in patients with advanced non-small cell lung cancer who were previously treated (Study-003) and a Phase 1b study evaluating Opdivo as a single agent in chemotherapy-naïve patients (CheckMate-012). In Study-003, the two-year survival rate was 24% across doses (n=129) for previously-treated patients who received Opdivo as a single agent and highest at 45% in patients who received the 3 mg/kg dose (n=37). In CheckMate-012, the overall response rate (ORR) was 50% in PD-L1 positive tumors and 0% in PD-L1 negative tumors for chemotherapy-naïve patients who received Opdivo as a single agent (n=20). The types of treatment-related serious adverse events (SAEs) in CheckMate-012 were consistent with those in other Opdivo trials with 15% of patients experiencing grade 3-4 treatment-related SAEs. CheckMate-012 is a multi-arm study evaluating Opdivo as both monotherapy and in combination with other agents.

•
In May 2014, the Company announced that the FDA has granted Opdivo Breakthrough Therapy Designation for the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant and brentuximab.

•
In May 2014, the Company announced results from a Phase II and a Phase Ib study of Opdivo in patients with advanced or metastatic renal cell carcinoma. In the Phase II CheckMate-010 dose-ranging trial (n=168), the ORR for Opdivo as a single agent ranged from 20-22% with a one-year survival rate that ranged from 63-72% in patients who received prior anti-angiogenic treatment. In the Phase 1b CheckMate-016 trial, ORR for the investigational combination regimen of Opdivo and Yervoy (n=44) ranged from 43-48% with a 24-week progression free survival rate that ranged from 64-65% in previously treated and treatment-naïve patients.

•
In May 2014, the Company announced updated survival data from the advanced melanoma cohort (n=107) of the expanded Phase Ib dose-ranging study of Opdivo, administered as a single agent (Study-003). Results showed sustained activity in this heavily pre-treated patient population as defined by two- and three-year survival rates of 48% and 41%, respectively, across dose cohorts.

•
In April 2014, the Company met with the FDA regarding the results of Study 063, which evaluated Opdivo in third-line squamous cell non-small cell lung cancer, and initiated a rolling submission for this indication based on Study-063. The Company expects to complete the rolling submission by year-end.

Hepatitis C Portfolio - Daklinza (Daclatasvir (DCV)) - an NS5A replication complex inhibitor in development; Sunvepra (Asunaprevir (ASV)) - an NS3 protease inhibitor in development; BMS-791325 - an NS5B non-nucleoside polymerase inhibitor in development

•
In July 2014, the Company announced that the Japanese Ministry of Health, Labor and Welfare approved Daklinza and Sunvepra as a new HCV treatment that can lead to cure for many patients in Japan who currently have no treatment options. The Daklinza + Sunvepra Dual Regimen is Japan’s first all-oral, interferon- and ribavirin-free treatment regimen for patients with genotype 1 chronic HCV infection, including those with compensated cirrhosis.

•
In June 2014, the Company announced that the CHMP of the European Medicines Agency (EMA) has adopted a positive opinion recommending that Daklinza be granted approval for use in combination with other medicinal products for the treatment of chronic HCV infection in adults. The CHMP's positive opinion will now be reviewed by the European Commission (EC).

•
In April 2014, the Company announced Phase III results from the global HALLMARK-Dual study investigating the all-oral, interferon- and ribavirin-free regimen of DCV + ASV among genotype 1b HCV infected patients. Results showed that the 24-week regimen achieved an overall sustained virologic response (a functional cure) 12 weeks after the end of treatment among treatment-naïve (90%), peginterferon/ribavirin non-responder (82%), and peginterferon/ribavirin ineligible/intolerant (82%) patients, including cirrhotic and non-cirrhotic patients (84% and 85%, respectively). In the study the DCV + ASV regimen was generally well tolerated.

•
In April 2014, the Company announced the submission of new drug applications (NDAs) for DCV and ASV to the FDA. The data submitted in the NDAs support the use of DCV + ASV in patients with genotype 1b hepatitis C. The DCV NDA also seeks approval for use of this compound in combination with other agents for multiple genotypes. The FDA accepted the submissions for filing and assigned both submissions priority review with a user fee goal date of November 30, 2014.

Reyataz - a protease inhibitor for the treatment of the human immunodeficiency virus (HIV)

•
In April 2014, the Company announced the submission of an NDA to the FDA for a fixed-dose combination of atazanavir sulfate, a protease inhibitor marketed as Reyataz, and cobicistat, an investigational pharmacokinetic enhancer, or boosting agent, that can increase the level of certain HIV-1 medicines in the blood and make them more effective. The Company is seeking approval of the fixed-dose combination tablet for use in combination with other antiretroviral agents for the treatment of HIV-1 infection. Cobicistat is being developed by Gilead Sciences, Inc. (Gilead).

Elotuzumab - a humanized monoclonal antibody being investigated as an anticancer treatment. Elotuzumab is part of our alliance with AbbVie Inc. (AbbVie)

•
In May 2014, the Company and AbbVie announced that the FDA has granted elotuzumab Breakthrough Therapy Designation for use in combination with lenalidomide and dexamethasone for the treatment of multiple myeloma in patients who have received one or more prior therapies. The designation is based on findings from a randomized Phase II, open-label study that evaluated two dose levels of elotuzumab in combination with lenalidomide and low-dose dexamethasone in previously-treated patients, including the 10 mg/kg dose that is being studied in the Phase III trials.

Yervoy - a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•
In June 2014, the Company announced results from a Phase III randomized, double blind study demonstrating that Yervoy 10 mg/kg significantly improved recurrence-free survival (RFS, the length of time before recurrence or death) versus placebo for patients with stage 3 melanoma who are at high risk of recurrence following complete surgical resection, an adjuvant setting. A 25% reduction in the risk of recurrence or death was observed. At three years, an estimated 46.5% of patients treated with Yervoy were free of disease recurrence compared to an estimated 34.8% of patients on placebo. The median RFS was 26.1 months for Yervoy versus 17.1 months for placebo, with a median follow-up of 2.7 years.

Orencia (abatacept) - a fusion protein indicated for adult patients with moderate to severe active rheumatoid arthritis (RA) and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•
In June 2014, the Company announced its first release of new data from a Phase IIIb AVERT trial showing that Orencia in combination with methotrexate (MTX) achieved significantly higher rates of DAS-defined remission at 12 months than treatment with standard of care agent MTX in biologic and MTX-naïve patients with early active RA.

Eliquis (apixaban) - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our alliance with Pfizer.

•
In July 2014, the Company and Pfizer announced that the first patient has been enrolled into a Phase IV clinical trial called EMANATE assessing the effectiveness and safety of Eliquis in patients with NVAF undergoing cardioversion.

•
In June 2014, the Company and Pfizer announced that the CHMP of the EMA has adopted a positive opinion recommending that Eliquis be granted marketing authorization for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE), and the prevention of recurrent DVT and PE, in adults. The CHMP’s positive opinion will now be reviewed by the EC.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended June 30,						Six Months Ended June 30,
			2014 vs. 2013						2014 vs. 2013
	Total Revenues		Analysis of % Change				Total Revenues		Analysis of % Change
Dollars in Millions	2014	2013	Total Change	Volume	Price	Foreign Exchange	2014	2013	Total Change	Volume	Price	Foreign Exchange
United States	$1,901	$2,045	(7)%	(12)%	5%	—	$3,666	$4,016	(9)%	(12)%	3%	—
Europe	908	950	(4)%	(1)%	(7)%	4%	1,856	1,896	(2)%	2%	(7)%	3%
Rest of the World	811	835	(3)%	3%	(2)%	(4)%	1,641	1,600	3%	10%	(2)%	(5)%
Other(a)	269	218	23%	N/A	N/A	—	537	367	46%	N/A	N/A	—
Total	$3,889	$4,048	(4)%	(5)%	1%	—	$7,700	$7,879	(2)%	(2)%	—	—

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2014 and 2013. In general, our business is not seasonal.
The change in U.S. revenues attributed to volume for both periods resulted from the diabetes business divestiture in February 2014 partially offset by increased demand for Eliquis, Sprycel and Yervoy. The change in U.S. revenues attributed to price for both periods was due to higher average net selling prices for Abilify*(aripiprazole) and other key products. See “—Revenues of Products” for further discussions.

The change in Europe revenues in both periods resulted from the diabetes business divestiture, loss of exclusivity of Sustiva in 2013 and expiration of commercialization rights to Abilify* in the EU in June 2014, partially offset by higher demand for most other key products, particularly Yervoy, Eliquis and Orencia, and favorable foreign exchange. In addition, the change in revenues in both periods was negatively impacted by fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include, but are not limited to, mandatory discounts, rebates, and other restrictive measures.
The change in revenues attributed to volume in Rest of the World resulted from increased demand for key products, particularly Eliquis, Yervoy and Sprycel, which was partially offset by the diabetes business divestiture and the alliance arrangement with Reckitt Benckiser Group plc that was entered into in May 2013. The volume change also reflected lower sales of Reyataz and Baraclude in the second quarter of 2014 compared to the prior period. Both periods were impacted by unfavorable foreign exchange (primarily in Japan and Argentina).
Other revenues increased in both periods due to higher royalties and revenues from alliances including mature brands and over-the-counter products. These revenues are expected to decline in 2015 and 2016 upon the expiration of certain royalty and alliance agreements.

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2013 Form 10-K. Our share of Abilify* and Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg) is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were $405 million and $326 million for the three months ended June 30, 2014 and 2013, respectively, and $764 million and $634 million for the six months ended June 30, 2014 and 2013, respectively. The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2014	$37	$12	$147	$227	$279	$236	$938
Provision related to sales made in:
Current period	289	67	172	199	29	276	1,032
Prior periods	—	—	1	(16)	4	(4)	(15)
Returns and payments	(293)	(67)	(193)	(148)	(44)	(256)	(1,001)
Balance at June 30, 2014	$33	$12	$127	$262	$268	$252	$954

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

Dollars in Millions	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross product sales	$3,283	$3,581	$6,594	$6,973
Gross-to-Net Adjustments
Charge-backs related to government programs	(151)	(135)	(289)	(266)
Cash discounts	(33)	(39)	(67)	(74)
Managed healthcare rebates and other contract discounts	(72)	(135)	(173)	(226)
Medicaid rebates	(97)	(86)	(183)	(137)
Sales returns	(20)	(32)	(33)	(36)
Other adjustments	(140)	(130)	(272)	(253)
Total Gross-to-Net Adjustments	(513)	(557)	(1,017)	(992)
Net product sales	$2,770	$3,024	$5,577	$5,981

Changes in the gross-to-net adjustments are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Managed healthcare rebates and other contract discounts decreased primarily due to the divestiture of the diabetes business in February 2014.

•	Medicaid rebates were lower in the first quarter of 2013, primarily due to a $39 million reduction in prior period accruals based upon actual invoices received.

•
The U.S. sales return reserves for Plavix* and Avapro*/Avalide* at June 30, 2014 were $141 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns.

Product Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2014	2013	% Change	% Change Attributable to Foreign Exchange	2014	2013	% Change	% Change Attributable to Foreign Exchange
Key Products
Virology
Baraclude (entecavir)	$369	$371	(1)%	1%	$775	$737	5%	(1)%
U.S.	84	73	15%	—	154	141	9%	—
Non-U.S.	285	298	(4)%	1%	621	596	4%	(1)%

Reyataz (atazanavir sulfate)	362	431	(16)%	(1)%	706	792	(11)%	(1)%
U.S.	168	200	(16)%	—	344	393	(12)%	—
Non-U.S.	194	231	(16)%	(1)%	362	399	(9)%	(2)%

Sustiva (efavirenz) Franchise	361	411	(12)%	1%	680	798	(15)%	1%
U.S.	266	275	(3)%	—	494	526	(6)%	—
Non-U.S.	95	136	(30)%	3%	186	272	(32)%	2%

Oncology
Erbitux* (cetuximab)	186	171	9%	N/A	355	333	7%	N/A
U.S.	178	168	6%	—	336	326	3%	—
Non-U.S.	8	3	**	N/A	19	7	**	N/A

Sprycel (dasatinib)	368	312	18%	—	710	599	19%	(1)%
U.S.	163	135	21%	—	308	250	23%	—
Non-U.S.	205	177	16%	(1)%	402	349	15%	(3)%

Yervoy (ipilimumab)	321	233	38%	1%	592	462	28%	1%
U.S.	173	140	24%	—	319	299	7%	—
Non-U.S.	148	93	59%	3%	273	163	67%	2%

Neuroscience
Abilify* (aripiprazole)	555	563	(1)%	1%	1,095	1,085	1%	1%
U.S.	417	378	10%	—	742	706	5%	—
Non-U.S.	138	185	(25)%	2%	353	379	(7)%	2%

Immunoscience
Orencia (abatacept)	402	352	14%	(1)%	765	672	14%	(1)%
U.S.	254	238	7%	—	483	452	7%	—
Non-U.S.	148	114	30%	(3)%	282	220	28%	(5)%

Cardiovascular
Eliquis (apixaban)	171	12	**	N/A	277	34	**	N/A
U.S.	94	5	**	—	155	22	**	—
Non-U.S.	77	7	**	N/A	122	12	**	N/A

Diabetes Alliance	27	438	(94)%	—	206	796	(74)%	—
U.S.	—	320	(100)%	—	114	612	(81)%	—
Non-U.S.	27	118	(77)%	—	92	184	(50)%	—

Mature Products and All Other	767	754	2%	1%	1,539	1,571	(2)%	—
U.S.	104	113	(8)%	—	217	289	(25)%	—
Non-U.S.	663	641	3%	1%	1,322	1,282	3%	—

**	Change in excess of 100%.

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. revenues increased in both periods primarily due to higher average net selling prices. We may experience a rapid and significant decline in U.S. revenues due to possible generic competition following a Federal appellate court’s decision in June 2014 affirming a lower Federal court’s 2013 decision to invalidate the composition of matter patent. The Company has filed a petition for an en banc rehearing by the entire Federal appellate court.

•
International revenues decreased in the three months ended June 30, 2014 primarily due to lower demand in the second quarter of 2014. During the six months ended June 30, 2014, international revenues increased due to higher demand in most countries partially offset by unfavorable foreign exchange.

Reyataz — a protease inhibitor for the treatment of HIV

•	U.S. revenues decreased in both periods due to lower demand.

•	International revenues decreased in both periods due to lower demand, the timing of government purchases in certain countries and unfavorable foreign exchange.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*, a product sold through our joint venture with Gilead

•	U.S. revenues decreased in both periods due to lower demand partially offset by higher average net selling prices.

•	International revenues decreased in both periods due to Sustiva's loss of exclusivity in Europe in 2013, which negatively impacted demand, average net selling prices and Atripla* revenue sharing.
Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and squamous cell carcinoma of the head and neck. Erbitux* is part of our alliance with Eli Lilly and Company.

•	U.S. revenues increased in both periods primarily due to higher demand.
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

•	U.S. revenues increased in both periods primarily due to higher demand.

•	International revenues increased in both periods due to higher demand partially offset by unfavorable foreign exchange.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	U.S. revenues increased in both periods due to higher demand. The first quarter of 2013 included $27 million of revenues that were previously deferred.

•	International revenues increased in both periods due to higher demand and favorable foreign exchange.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our alliance with Otsuka

•	U.S. revenues increased in both periods primarily due to higher average net selling prices partially offset by the reduction in our share of Abilify* revenues from 34% in 2013 to 33%.

•
International revenues decreased in both periods primarily due to the expiration of BMS's commercialization rights in June 2014 in the EU and Otsuka becoming the principal in the end customer sales in certain markets. As a result, these revenues are expected to continue to decline for the remainder of 2014.

Orencia — a fusion protein indicated for adult patients with moderate to severe active RA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased in both periods primarily due to higher average net selling prices and higher demand for the subcutaneous formulation partially offset by wholesaler buying patterns.

•	International revenues increased in both periods primarily due to higher demand for the subcutaneous formulation partially offset by unfavorable foreign exchange.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders. Eliquis is part of our alliance with Pfizer

•
U.S. and international revenues continued to increase in both periods following the 2013 launches in most major markets for the reduction of the risk of stroke and systemic embolism patients with NVAF.

Diabetes Alliance — includes Bydureon*, Byetta*, Farxiga*, Onglyza*/Kombiglyze*, Myalept*, and Symlin*, which were part of our strategic alliance with AstraZeneca.

•	BMS sold its diabetes business to AstraZeneca on February 1, 2014.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty revenue.

•	U.S. revenues decreased in both periods due to lower demand and the continued generic erosion of other products.

•	International revenues increased in both periods due to revenues attributed to certain alliances, which were partially offset by the continued generic erosion of other products.
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

TAXOL, an oncology product, had 1.2 months of inventory on hand internationally at March 31, 2014 and December 31, 2013. The level of inventory on hand was due to a one-time sale of short-dated inventory in Brazil as a result of a government required labeling change and additional lead time for customs clearance in China.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers and our distributors. Our three largest wholesalers account for approximately 90% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2014 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2014	2013	% Change	2014	2013	% Change
Cost of products sold	$991	$1,108	(11)%	$1,959	$2,171	(10)%
Marketing, selling and administrative	951	1,042	(9)%	1,908	2,036	(6)%
Advertising and product promotion	187	218	(14)%	350	407	(14)%
Research and development	1,416	951	49%	2,362	1,881	26%
Other (income)/expense	(104)	199	**	(312)	180	**
Total Expenses	$3,441	$3,518	(2)%	$6,267	$6,675	(6)%

**    Change is in excess of 100%

Cost of products sold decreased in both periods primarily due to the diabetes business divestiture in February 2014 partially offset by higher profit sharing, royalties for other alliances and accelerated depreciation for certain manufacturing facilities. Cost of products sold as a percentage of total revenues was 25.5% and 27.4% in the three months ended June 30, 2014 and 2013, respectively, and 25.4% and 27.6% in the six months ended June 30, 2014 and 2013, respectively.

Marketing, selling and administrative expenses and advertising and product promotion expenses decreased in both periods following the diabetes business divestiture in February 2014.

Research and development expenses increased due to $343 million IPRD impairment charges (including a $310 million charge recognized in the second quarter of 2014 for peginterferon lambda which is currently in Phase III development for treatment of hepatitis C virus) and a $148 million charge for the acquisition of iPierian in April 2014. See "Item 1. Financial Statements—Note 14. Other Intangible Assets" for further information.

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

Other (income)/expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Interest expense	$46	$50	$100	$100
Investment income	(28)	(28)	(51)	(53)
Provision for restructuring	16	173	37	206
Litigation charges/(recoveries)	(20)	(22)	9	(22)
Equity in net income of affiliates	(33)	(50)	(69)	(86)
Gain on sale of product lines, businesses and assets	7	—	(252)	(1)
Other alliance and licensing income	(144)	(32)	(252)	(89)
Pension curtailments, settlements and special termination benefits	45	101	109	101
Other	7	7	57	24
Other (income)/expense	$(104)	$199	$(312)	$180

•
Provision for restructuring was primarily attributable to employee termination benefits including costs in the prior periods primarily due to sales force reductions resulting from the restructuring of the Sanofi and Otsuka agreements and streamlining operations due to challenging market conditions in Europe. Additional employee termination costs in the aggregate range of $210 million to $275 million are expected to be incurred in 2014 and 2015 as a result of specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. Subject to local regulations, costs will not be recognized until completion of discussions with works councils. Employee termination costs related to this initiative were $12 million for the three and six months ended June 30, 2014.

•	Gain on sale of product lines, businesses and assets was related to the sale of the diabetes business in February 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

•
Other alliance and licensing income increased primarily due to royalties and transitional service fees resulting from the diabetes business divestiture. The royalties and transitional service fees were $124 million and $203 million for the three months and six months ended June 30, 2014, respectively. See “Item 1. Financial Statements—Note 3. Alliances” for further details.

•
Pension settlement charges were recognized in 2014, after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charge included the acceleration of a portion of unrecognized actuarial losses. Similar charges will likely occur in the future. See “Item 1. Financial Statements—Note 17. Pension and Postretirement Benefit Plans” for further details.

•	Other includes a $45 million loss on debt redemptions in 2014.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Earnings Before Income Taxes	$448	$530	$1,433	$1,204
Provision for Income Taxes	114	—	163	51
Effective tax rate	25.4%	—	11.4%	4.2%

The effective tax rates were impacted by several factors including a tax benefit attributed to the gain on the sale of the diabetes business in the first quarter of 2014, no tax benefit attributable to the research and development charge resulting from the acquisition of iPierian in the second quarter of 2014, the timing of the extension for the research and development credit and look through exception legislation and other discrete tax benefits.

See “Item 1. Financial Statements—Note 8. Income Taxes” for further discussion.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2014	2013	2014	2013
Accelerated depreciation, asset impairment and other shutdown costs	$39	$—	$84	$—
Amortization of acquired Amylin intangible assets	—	137	—	275
Amortization of Amylin alliance proceeds	—	(67)	—	(134)
Amortization of Amylin inventory adjustment	—	—	—	14
Cost of products sold	39	70	84	155

Marketing, selling and administrative(a)	3	1	6	2

Upfront, milestone and other payments	148	—	163	—
IPRD impairments	310	—	343	—
Research and development	458	—	506	—

Provision for restructuring	16	173	37	206
Gain on sale of product lines, businesses and assets	12	—	(247)	—
Pension curtailments, settlements and special termination benefits	45	99	109	99
Acquisition and alliance related items	17	(10)	33	(10)
Litigation charges/(recoveries)	(23)	(23)	2	(23)
Loss on debt redemption	—	—	45	—
Upfront, milestone and other licensing receipts	—	—	—	(14)
Other (income)/expense	67	239	(21)	258

Increase to pretax income	567	310	575	415
Income taxes on items above	(102)	(116)	(281)	(151)
Increase to net earnings	$465	$194	$294	$264

(a)	Specified items in marketing, selling and administrative are process standardization implementation costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2014	2013	2014	2013
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$333	$536	$1,270	$1,145
Less Specified Items	465	194	294	264
Net Earnings used for Diluted EPS Calculation – Non-GAAP	798	730	1,564	1,409

Average Common Shares Outstanding – Diluted	1,669	1,660	1,668	1,658

Diluted Earnings Per Share – GAAP	$0.20	$0.32	$0.76	$0.69
Diluted EPS Attributable to Specified Items	0.28	0.12	0.18	0.16
Diluted Earnings Per Share – Non-GAAP	$0.48	$0.44	$0.94	$0.85

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash/(debt) position was as follows:

Dollars in Millions	June 30, 2014	December 31, 2013
Cash and cash equivalents	$4,282	$3,586
Marketable securities – current	2,893	939
Marketable securities – non-current	3,876	3,747
Cash, cash equivalents and marketable securities	11,051	8,272
Short-term borrowings and current portion of long-term debt	(365)	(359)
Long-term debt	(7,372)	(7,981)
Net cash/(debt) position	$3,314	$(68)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $2.6 billion at June 30, 2014. Most of the remaining $8.5 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.

In February 2014, we sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them, resulting in $3.3 billion of cash flow in the first quarter of 2014. We also redeemed our 5.45% Notes due 2018 in their entirety. The outstanding principal amount of the notes was $582 million. Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. No commercial paper borrowings were outstanding as of June 30, 2014.

Our investment portfolio includes non-current marketable securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. See “Item 1. Financial Statements—Note 10. Financial Instruments.”

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to September 2018 and July 2019. Each facility is extendable annually by one year on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at June 30, 2014 and December 31, 2013.

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

We have exposure to certain European government-backed entities with a higher risk of default. We monitor them through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure has been reduced by factoring certain receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was $123 million at June 30, 2014, of which approximately 80% was from government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $251 million in 2014 and $223 million in 2013. Sales of receivables in Japan were $173 million in 2014 and $282 million in 2013. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable.

Dollars in Millions	June 30, 2014	December 31, 2013
Net trade receivables	$1,799	$1,690
Inventories	1,666	1,498
Accounts payable	(2,405)	(2,559)
Total	$1,060	$629

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2014	2013
Cash flow provided by/(used in):
Operating activities	$1,673	$1,082
Investing activities	701	218
Financing activities	(1,678)	(1,159)

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

The $591 million increase in cash provided by operating activities compared to 2013 was primarily attributable to:

•
Higher operating cash flow attributed to increased sales of Eliquis, Sprycel, Yervoy and Orencia, the timing of payments with alliance partners and other working capital requirements in 2014 by approximately $600 million;

•	Lower pension contributions and annual employee bonus payments in 2014 by approximately $200 million;

•	Lower litigation and restructuring payments in 2014 by approximately $200 million.

Partially offset by:

•	Lower upfront and contingent milestone proceeds from alliances in 2014 by approximately $400 million.

Investing Activities

The $483 million increase in cash provided by investing activities compared to 2013 was primarily attributable to:

•	Proceeds allocated to the sale of the diabetes business were $3.2 billion in 2014. These proceeds were substantially invested in marketable securities.

•	Cash used to acquire iPierian was $175 million in 2014.

Financing Activities

The $519 million increase in cash used in financing activities compared to 2013 was primarily attributable to:

•	Cash outflows related to the debt redemption were $676 million in 2014 (none in 2013).

•
Dividend payments were $1.2 billion in 2014 and 2013. Dividends declared per common share were $0.72 in 2014 and $0.70 in 2013. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Cash used to repurchase common stock was $380 million in 2013 (none in 2014).

•
Proceeds from stock option exercises were $98 million in 2014 (excluding $102 million of excess tax benefits) and $347 million in 2013 (excluding $96 million of excess tax benefits). These proceeds will vary from period to period based on fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2014.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the six months ended June 30, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2014	47,745	$53.20	—	$1,368
February 1 to 28, 2014	17,787	$51.66	—	$1,368
March 1 to 31, 2014	2,541,287	$54.12	—	$1,368
Three months ended March 31, 2014	2,606,819		—
April 1 to 30, 2014	10,190	$51.63	—	$1,368
May 1 to 31, 2014	35,296	$49.81	—	$1,368
June 1 to 30, 2014	12,703	$49.15	—	$1,368
Three months ended June 30, 2014	58,189		—
Six months ended June 30, 2014	2,665,008		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock.  In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The stock repurchase program does not have an expiration date and we may consider future repurchases.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
3a	Bylaws of Bristol-Myers Squibb Company, as amended as of May 6, 2014 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated May 6, 2014 and filed on May 12, 2014).
10a
Extension notice dated June 2, 2014 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10b
Extension notice dated June 2, 2014 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, Myalept and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Farxiga/Xigduo and Onglyza/Kombiglyze are trademarks of AstraZeneca AB (PUBL), Erbitux is a trademark of ImClone LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Reglan is a trademark of ANIP Acquisition Company, and Humira is a trademark of AbbVie Biotechnology LTD. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 24, 2014	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date:	July 24, 2014	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer