Form 10-Q
period 2014-09-30
BRISTOL MYERS SQUIBB CO
filed 2014-10-24
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At September 30, 2014, there were 1,658,776,491 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
SEPTEMBER 30, 2014

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

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2014	2013	2014	2013
Net product sales	$2,843	$3,025	$8,420	$9,006
Alliance and other revenues	1,078	1,040	3,201	2,938
Total Revenues	$3,921	$4,065	$11,621	$11,944

Cost of products sold	1,007	1,175	2,966	3,346
Marketing, selling and administrative	1,029	980	2,937	3,016
Advertising and product promotion	171	194	521	601
Research and development	983	893	3,345	2,774
Other (income)/expense	(277)	5	(589)	185
Total Expenses	2,913	3,247	9,180	9,922

Earnings Before Income Taxes	1,008	818	2,441	2,022
Provision for Income Taxes	276	126	439	177
Net Earnings	732	692	2,002	1,845
Net Earnings Attributable to Noncontrolling Interest	11	—	11	8
Net Earnings Attributable to BMS	$721	$692	$1,991	$1,837

Earnings per Common Share
Basic	$0.43	$0.42	$1.20	$1.12
Diluted	$0.43	$0.42	$1.19	$1.11

Cash dividends declared per common share	$0.36	$0.35	$1.08	$1.05
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2014	2013	2014	2013
Net Earnings	$732	$692	$2,002	$1,845
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	57	(31)	49	7
Pension and postretirement benefits	(407)	232	(508)	956
Available for sale securities	(22)	14	(7)	(32)
Foreign currency translation	(8)	(7)	2	(41)
Other Comprehensive Income/(Loss)	(380)	208	(464)	890

Comprehensive Income	352	900	1,538	2,735
Comprehensive Income Attributable to Noncontrolling Interest	11	—	11	8
Comprehensive Income Attributable to BMS	$341	$900	$1,527	$2,727
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$4,851	$3,586
Marketable securities	2,370	939
Receivables	3,321	3,360
Inventories	1,565	1,498
Deferred income taxes	1,510	1,701
Prepaid expenses and other	482	412
Assets held-for-sale	78	7,420
Total Current Assets	14,177	18,916
Property, plant and equipment	4,387	4,579
Goodwill	7,046	7,096
Other intangible assets	1,718	2,318
Deferred income taxes	1,015	508
Marketable securities	4,328	3,747
Other assets	779	1,428
Total Assets	$33,450	$38,592

LIABILITIES

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$401	$359
Accounts payable	2,568	2,559
Accrued expenses	2,290	2,152
Deferred income	995	756
Accrued rebates and returns	914	889
Income taxes payable	312	160
Dividends payable	623	634
Liabilities related to assets held-for-sale	—	4,931
Total Current Liabilities	8,103	12,440
Pension, postretirement and postemployment liabilities	806	718
Deferred income	810	769
Income taxes payable	552	750
Deferred income taxes	93	73
Other liabilities	618	625
Long-term debt	7,267	7,981
Total Liabilities	18,249	23,356

Commitments and contingencies (Note 19)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,227 in 2014 and 4,369 in 2013, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2014
and 2013	221	221
Capital in excess of par value of stock	1,499	1,922
Accumulated other comprehensive loss	(2,605)	(2,141)
Retained earnings	33,147	32,952
Less cost of treasury stock – 549 million common shares in 2014 and 559 million in 2013	(17,119)	(17,800)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,143	15,154
Noncontrolling interest	58	82
Total Equity	15,201	15,236
Total Liabilities and Equity	$33,450	$38,592
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net earnings	$2,002	$1,845
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(11)	(8)
Depreciation and amortization, net	364	582
Deferred income taxes	(57)	(409)
Stock-based compensation	147	140
Impairment charges	386	6
Gain on sale of businesses and other	(560)	(11)
Changes in operating assets and liabilities:
Receivables	(66)	(563)
Inventories	(162)	(8)
Accounts payable	63	301
Deferred income	404	702
Income taxes payable	82	128
Other	(16)	(570)
Net Cash Provided by Operating Activities	2,576	2,135
Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	2,771	1,520
Purchases of marketable securities	(4,811)	(1,448)
Additions to property, plant and equipment and capitalized software	(335)	(337)
Proceeds from sale of businesses	3,277	8
Other investing activities	(37)	—
Net Cash Provided by/(Used in) Investing Activities	865	(257)
Cash Flows From Financing Activities:
Short-term debt borrowings, net	45	488
Proceeds from issuance of long-term debt	—	12
Repayments of long-term debt	(676)	(597)
Interest rate swap contract terminations	(4)	—
Issuances of common stock	229	483
Repurchases of common stock	—	(433)
Dividends	(1,800)	(1,732)
Net Cash Used in Financing Activities	(2,206)	(1,779)
Effect of Exchange Rates on Cash and Cash Equivalents	30	16
Increase in Cash and Cash Equivalents	1,265	115
Cash and Cash Equivalents at Beginning of Period	3,586	1,656
Cash and Cash Equivalents at End of Period	$4,851	$1,771
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at September 30, 2014 and December 31, 2013, and the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K (2013 Form 10-K).

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

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

Product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Virology
Baraclude (entecavir)(a)	$325	$378	$1,100	$1,115
Hepatitis C Franchise(b)	49	—	49	—
Reyataz (atazanavir sulfate)	338	375	1,044	1,167
Sustiva (efavirenz) Franchise(c)	357	389	1,037	1,187
Oncology
Erbitux* (cetuximab)	187	183	542	516
Opdivo (nivolumab)(d)	1	—	1	—
Sprycel (dasatinib)	385	316	1,095	915
Yervoy (ipilimumab)	350	238	942	700
Neuroscience
Abilify* (aripiprazole)(e)	449	569	1,544	1,654
Immunoscience
Orencia (abatacept)	444	375	1,209	1,047
Cardiovascular
Eliquis (apixaban)	216	41	493	75
Diabetes Alliance(f)	42	432	248	1,228
Mature Products and All Other(g)	778	769	2,317	2,340
Total Revenues	$3,921	$4,065	$11,621	$11,944

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.
(a)	Includes generic sales of entecavir from a U.S. supply and distribution agreement with Par Pharmaceutical Companies, Inc.
(b)
Includes Daklinza (daclatasvir) revenues of $38 million for the three and nine months ended September 30, 2014, and includes Sunvepra (asunaprevir) revenues of $11 million for the three and nine months ended September 30, 2014.

(c)
Includes alliance and other revenue of $309 million and $328 million for the three months ended September 30, 2014 and 2013, respectively, and $894 million and $998 million for the nine months ended September 30, 2014 and 2013, respectively.

(d)	Includes alliance and other revenue from our alliance with Ono Pharmaceutical Company Ltd. in Japan.
(e)
Includes alliance and other revenue of $410 million and $464 million for the three months ended September 30, 2014 and 2013, respectively, and $1,350 million and $1,313 million for the nine months ended September 30, 2014 and 2013, respectively.

(f)
Includes Bydureon* (exenatide extended-release for injectable suspension), Byetta* (exenatide), Farxiga*/Xigduo* (dapagliflozin/dapagliflozin and metformin hydrochloride), Onglyza*/Kombiglyze* (saxagliptin/saxagliptin and metformin), Myalept* (metreleptin) and Symlin* (pramlintide acetate). BMS sold its diabetes business to AstraZeneca on February 1, 2014.

(g)
Includes Plavix* (clopidogrel bisulfate) revenues of $44 million and $42 million for the three months ended September 30, 2014 and 2013, respectively, and $137 million and $177 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, includes Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide) revenues of $56 million and $71 million for the three months ended September 30, 2014 and 2013, respectively, and $171 million and $173 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Revenues from alliances:
Net product sales	$816	$1,100	$2,493	$3,177
Alliance and other revenues	958	969	2,909	2,736
Total Revenues	$1,774	$2,069	$5,402	$5,913

Payments to/(from) alliance partners:
Cost of products sold	$338	$337	$1,016	$964
Marketing, selling and administrative	31	(28)	34	(97)
Advertising and product promotion	6	(34)	73	(56)
Research and development	(20)	(38)	(55)	(93)
Other (income)/expense	(411)	(66)	(964)	(238)

Noncontrolling interest, pre-tax	7	(4)	18	19

Selected Alliance Balance Sheet information:
Dollars in Millions	September 30, 2014	December 31, 2013
Receivables - from alliance partners	$1,061	$1,122
Accounts payable - to alliance partners	1,766	1,396
Deferred income from alliances(a)	1,515	5,089

(a)	Included deferred income classified as liabilities related to assets held-for-sale of $3,671 million at December 31, 2013.

Specific information pertaining to each of our significant alliances is discussed in our 2013 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. Significant developments and updates related to alliances during the nine months ended September 30, 2014 are set forth below.

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

The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza* and Farxiga* (including BMS's interest in the out-licensing agreement for Onglyza* in Japan); and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in 2015. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca. The sale of the business has been completed in all jurisdictions. For accounting purposes AstraZeneca is the principal for the end-customer product sales in all markets.

In connection with the sale, BMS and AstraZeneca entered into several agreements, including a transitional services agreement, a supply agreement and a development agreement. Under those agreements, BMS is obligated to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations; to supply certain products, including the active product ingredients for Onglyza* and Farxiga* through 2020; and to perform ongoing development activities for certain clinical trial programs through 2016, among other things. The annual costs attributed to the development agreement are not expected to exceed approximately $227 million in 2014, $127 million in 2015 and $84 million in 2016.

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

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business (transferred during the third quarter of 2014), the Mount Vernon manufacturing facility, and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations.  Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

Consideration of $3.8 billion was accounted for in 2014, substantially all in the first quarter (including royalties and $700 million of contingent regulatory milestone payments related to the approval of Farxiga* in both the U.S. and Japan). Approximately $3.3 billion of the consideration was allocated to the sale of the business and the remaining $491 million was allocated to the undelivered elements described above. The gain on sale of the diabetes business was $539 million, including $292 million during the third quarter of 2014 resulting primarily from the transfer of the China diabetes business to AstraZeneca. The gain was based on the difference between the consideration allocated to the sale of the business (net of transaction fees) and the carrying value of the diabetes business net assets (including a $600 million allocation of goodwill and the reversal of $821 million of net deferred tax liabilities attributed to Amylin). The consideration includes $226 million of earned royalties, of which $184 million was allocated to the sale of the business and included in other income and $42 million was allocated to the undelivered elements.

Consideration allocated to the Mount Vernon manufacturing facility will continue to be deferred until transferred to AstraZeneca. Consideration allocated to the development and supply agreements will continue to be amortized over the applicable service periods. Amortization of deferred income attributed to the development agreement was included in other income as the sale of these services are not considered part of BMS’s ongoing major or central operations. Revenues attributed to the supply agreement were included in alliance and other revenues.

Consideration for the transaction is presented for cash flow purposes based on the allocation process described above, either as an investing activity if attributed to the sale of the business or related assets or as an operating activity if attributed to the transitional services, supply arrangement or development agreement.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Revenues from AstraZeneca alliances:
Net product sales	$2	$429	$163	$1,216
Alliance and other revenues	40	3	85	12
Total Revenues	$42	$432	$248	$1,228

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	$1	$169	$78	$493
Amortization of deferred income	—	(78)	—	(227)

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost products sold	—	(10)	(9)	(19)
Marketing, selling and administrative	—	(30)	(7)	(101)
Advertising and product promotion	—	(10)	(4)	(28)
Research and development	(1)	(21)	(10)	(64)

Other (income)/expense:
Amortization of deferred income	(23)	(8)	(57)	(23)
Provision for restructuring	—	4	(2)	(21)
Royalties	(46)	—	(184)	—
Transitional services	(18)	—	(83)	—
Gain on sale of business	(292)	—	(539)	—

Selected Alliance Cash Flow information:
Deferred income	19	—	308	80
Proceeds from sale of business	94	—	3,248	—
Other investing activities	114	—	167	—

Selected Alliance Balance Sheet information:
Dollars in Millions	September 30, 2014	December 31, 2013
Deferred income attributed to:
Non-refundable upfront, milestone and other licensing receipts(a)	$—	$3,671
Assets not yet transferred to AstraZeneca	176	—
Services not yet performed for AstraZeneca	250	—

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.
Otsuka
BMS's commercialization rights to Abilify* in European Union (EU) countries expired in June 2014.
As described in the 2013 Form 10-K, BMS recognizes revenue for Abilify* in the U.S. based on the expected annual contractual share using a forecast of net sales for the year. The percentage is estimated each quarter and determined to be 33% and 34% for the nine months ended September 30, 2014 and 2013, respectively.
Gilead
As described in the 2013 Form 10-K, effective January 1, 2014, following the European loss of exclusivity for Sustiva, the percentage of Atripla* net sales in Europe recognized by BMS is equal to the difference between the average net selling prices of Atripla* and Truvada* (emtricitabine and tenofovir disoproxil fumarate). This alliance will continue in Europe until either party terminates the arrangement or the last patent expiration occurs for Atripla*, Truvada* or Sustiva.

Pfizer
As described in the 2013 Form 10-K, BMS has an alliance with Pfizer relating to Eliquis. In 2014, BMS received $60 million of milestone payments from Pfizer related to the acceptance of the filing in the U.S. for the treatment of venous thromboembolism indication and the launch for the prevention of deep vein thrombosis in patients who have undergone hip or knee replacement surgery in the U.S.

The Medicines Company

As described in the 2013 Form 10-K, BMS has an alliance with The Medicines Company for Recothrom on a global basis. In August 2014, The Medicines Company notified BMS that it will exercise its option to acquire the trademarks, intellectual property and inventory exclusively related to the product at a price (expected to be approximately $120 million) determined based on a multiple of sales plus the cost of inventory. The closing is expected to occur in February 2015.

Valeant

As described in the 2013 Form 10-K, BMS has an alliance with Valeant for certain mature brands in Europe. In March 2014, Valeant notified BMS that it will exercise its option to acquire the trademarks and intellectual property exclusively related to the products at a price (expected to be approximately $60 million) determined based on a multiple of sales. The closing is expected to occur in January 2015. A $16 million charge was included in other expense to increase the fair value of the option to $34 million in the first quarter of 2014.

Reckitt Benckiser Group plc

As described in the 2013 Form 10-K, BMS has an alliance with Reckitt Benckiser Group plc (Reckitt) covering certain BMS over-the-counter products sold primarily in Mexico and Brazil. Reckitt also has an option to acquire all remaining rights in such products for those markets and related inventories at the end of the alliance period (May 2016). In April 2014, the alliance was modified to provide an option to Reckitt to purchase the BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance. The options can only be exercised together. Substantially all employees at the facility are expected to be transferred to Reckitt if the option is exercised. A $15 million charge was included in other expense to increase the fair value of the option to $129 million in the second quarter of 2014.

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

Assets held-for-sale were $78 million at September 30, 2014, comprising of intangible assets and inventory to be transferred to The Medicines Company. See "—Note 3. Alliances" for further information.

Note 6. OTHER (INCOME)/EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Interest expense	$50	$46	$150	$146
Investment income	(20)	(23)	(71)	(76)
Provision for restructuring	35	6	72	212
Litigation charges/(recoveries)	10	17	19	(5)
Equity in net income of affiliates	(12)	(42)	(81)	(128)
Out-licensed intangible asset impairment	18	—	18	—
Gain on sale of product lines, businesses and assets	(315)	—	(567)	(1)
Other alliance and licensing income	(102)	(31)	(354)	(120)
Pension curtailments, settlements and special termination benefits	28	37	137	138
Other	31	(5)	88	19
Other (income)/expense	$(277)	$5	$(589)	$185

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Employee termination benefits	$34	$4	$68	$205
Other exit costs	1	2	4	7
Provision for restructuring	$35	$6	$72	$212

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 360 and 150 for the three months ended September 30, 2014 and 2013, respectively, and approximately 760 and 1,285 for the nine months ended September 30, 2014 and 2013, respectively. Employee termination benefits in the prior period were primarily attributable to sales force reductions following the restructuring of the Sanofi and Otsuka agreements. Employee termination costs in the aggregate range of $230 million to $280 million are expected to be incurred in 2014 and 2015 primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. Subject to local regulations, costs will not be recognized until completion of discussions with works councils.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2014	2013
Liability at January 1	$102	$167
Charges	79	223
Changes in estimates	(7)	(11)
Provision for restructuring	72	212
Foreign currency translation	(1)	2
Spending	(73)	(191)
Liability at September 30	$100	$190

Note 8. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Earnings Before Income Taxes	$1,008	$818	$2,441	$2,022
Provision for Income Taxes	276	126	439	177
Effective tax rate	27.4%	15.4%	18.0%	8.8%

Changes in the effective tax rates between the current and prior period primarily resulted from the following items:

•	Unfavorable earnings mix between high and low tax jurisdictions in 2014;

•
The first quarter of 2013 includes the retroactive reinstatement of the research and development tax credit and look through exception for the full year 2012 ($43 million). The applicable tax legislation for these items was not extended as of September 30, 2014, therefore the research and development tax credit was not considered in the 2014 effective tax rate;

•
All periods were impacted by other discrete tax benefits attributable to various charges as well as the quarterly tax impacts resulting from the sale of the diabetes business and the acquisition of iPierian in 2014. Minimal tax benefits were attributed to the sale of the diabetes business during the nine months ended September 30, 2014 resulting primarily from the capital loss deduction on the sale of the Amylin shares. No tax benefits were attributable to the research and development charge resulting from the acquisition of iPierian.

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

BMS is currently being audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2014 could decrease in the range of approximately $320 million to $380 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

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

Note 9. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2014	2013	2014	2013
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$721	$692	$1,991	$1,837

Weighted-average common shares outstanding – basic	1,658	1,646	1,656	1,643
Contingently convertible debt common stock equivalents	1	1	1	1
Incremental shares attributable to share-based compensation plans	11	15	11	15
Weighted-average common shares outstanding – diluted	1,670	1,662	1,668	1,659

Earnings per Common Share
Basic	$0.43	$0.42	$1.20	$1.12
Diluted	$0.43	$0.42	$1.19	$1.11

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	—	—	—

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2014				December 31, 2013
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$4,356	$—	$4,356	$—	$3,201	$—	$3,201
Marketable securities:
Certificates of deposit	—	1,163	—	1,163	—	122	—	122
Commercial paper	—	250	—	250	—	—	—	—
Corporate debt securities	—	5,172	—	5,172	—	4,432	—	4,432
Equity funds	—	91	—	91	—	74	—	74
Fixed income funds	—	10	—	10	—	46	—	46
Auction Rate Securities (ARS)	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	111	—	111	—	64	—	64
Foreign currency forward contracts	—	87	—	87	—	50	—	50
Investments in equity of other companies	18	—	—	18	—	—	—	—
Derivative liabilities:
Interest rate swap contracts	—	(10)	—	(10)	—	(27)	—	(27)
Foreign currency forward contracts	—	(2)	—	(2)	—	(35)	—	(35)
Written option liabilities(a)	—	—	(198)	(198)	—	—	(162)	(162)
Contingent consideration liability(b)	—	—	(8)	(8)	—	—	(8)	(8)

(a)	Includes $69 million and $18 million in accrued expenses and $129 million and $144 million in other liabilities as of September 30, 2014 and December 31, 2013, respectively.

(b)	The contingent consideration liability is included in other liabilities.

As further described in "Note 10. Financial Instrument and Fair Value Measurement" in our 2013 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs).
The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	2014			2013
Dollars in Millions	ARS	Contingent consideration liability	Written option liabilities	ARS and FRS(a)	Contingent consideration liability	Written option liabilities
Fair value at January 1	$12	$(8)	$(162)	$31	$(8)	$(18)
Additions from new alliances	—	—	—	—	—	(144)
Sales	—	—	—	(20)	—	—
Changes in fair value	—	—	(36)	—	—	—
Fair value at September 30	$12	$(8)	$(198)	$11	$(8)	$(162)

(a)	FRS: Floating Rate Securities

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

September 30, 2014
Certificates of deposit	$1,163	$—	$—	$1,163
Commercial paper	250	—	—	250
Corporate debt securities	5,148	33	(9)	5,172
ARS	9	3	—	12
Investments in equity of other companies	14	4	—	18
Total	$6,584	$40	$(9)	$6,615

December 31, 2013
Certificates of deposit	$122	$—	$—	$122
Corporate debt securities	4,401	44	(13)	4,432
ARS	9	3	—	12
Total	$4,532	$47	$(13)	$4,566

Available-for-sale securities included in current marketable securities were $2,269 million as of September 30, 2014 and $819 million as of December 31, 2013. Non-current available-for-sale corporate debt securities maturing within five years were $4,316 million as of September 30, 2014. ARS maturing beyond 10 years were $12 million as of September 30, 2014. Investments in equity of other companies of $18 million are included in other assets as of September 30, 2014.

Fair Value Option for Financial Assets

The Company invests in equity and fixed income funds that are designed to offset the changes in fair value of certain employee retirement benefits. Investments in equity and fixed income funds are included in current marketable securities and were $91 million and $10 million, respectively, as of September 30, 2014 and $74 million and $46 million, respectively, as of December 31, 2013. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was not significant.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		September 30, 2014		December 31, 2013
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,073	$111	$673	$64
Interest rate swap contracts	Other liabilities	1,250	(10)	1,950	(27)
Foreign currency forward contracts	Prepaid expenses and other	1,012	70	301	44
Foreign currency forward contracts	Other assets	191	17	100	6
Foreign currency forward contracts	Accrued expenses	45	(2)	704	(31)
Foreign currency forward contracts	Other liabilities	—	—	263	(4)

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the Euro ($490 million) and the Japanese yen ($504 million) at September 30, 2014. The fair value of a foreign currency forward contract attributed to the Japanese yen (notional amount of $130 million) not designated as a cash flow hedge was $8 million and was included in prepaid expenses and other at September 30, 2014.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the nine months ended September 30, 2014 and 2013.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($690 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

Fixed-to-floating interest rate swap contracts were executed in 2014 to convert $200 million notional amount from fixed rate to variable rate debt.

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	September 30, 2014	December 31, 2013
Principal Value	$6,870	$7,593
Adjustments to Principal Value:
Fair value of interest rate swap contracts	101	37
Unamortized basis adjustment from interest rate swap contract terminations	356	442
Unamortized bond discounts	(60)	(64)
Total	$7,267	$8,008

Current portion of long-term debt(a)	$—	$27
Long-term debt	7,267	7,981

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

The fair value of debt was $7,924 million at September 30, 2014 and $8,487 million at December 31, 2013 and was valued using Level 2 inputs. Interest payments were $131 million and $158 million for the nine months ended September 30, 2014 and 2013, respectively, net of amounts related to interest rate swap contracts.

No commercial paper borrowings were outstanding as of September 30, 2014 and December 31, 2013.

The following information pertains to the outstanding 5.45% Notes due 2018 that were redeemed in February 2014:

Nine Months Ended
Dollars in Millions	September 30, 2014
Principal amount	$582
Carrying value	633
Debt redemption price	676
Notional amount of interest rate swap contracts terminated	500
Interest rate swap contract termination payments	(4)
Total loss	45

Note 11. RECEIVABLES

Dollars in Millions	September 30, 2014	December 31, 2013
Trade receivables	$1,911	$1,779
Less allowances	(88)	(89)
Net trade receivables	1,823	1,690
Alliance partners receivables	1,061	1,122
Prepaid and refundable income taxes	144	262
Other	293	286
Receivables	$3,321	$3,360

Non-U.S. receivables sold on a nonrecourse basis were $684 million and $728 million for the nine months ended September 30, 2014 and 2013, respectively. In the aggregate, receivables due from our three largest pharmaceutical wholesalers in the U.S. represented 38% and 40% of total trade receivables at September 30, 2014 and December 31, 2013, respectively.

Note 12. INVENTORIES

Dollars in Millions	September 30, 2014	December 31, 2013
Finished goods	$449	$491
Work in process	787	757
Raw and packaging materials	329	250
Inventories	$1,565	$1,498

Inventories expected to remain on-hand beyond one year are included in other assets and were $271 million at September 30, 2014 and $351 million at December 31, 2013.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2014	December 31, 2013
Land	$109	$109
Buildings	4,784	4,748
Machinery, equipment and fixtures	3,747	3,699
Construction in progress	322	287
Gross property, plant and equipment	8,962	8,843
Less accumulated depreciation	(4,575)	(4,264)
Property, plant and equipment	$4,387	$4,579

The Mount Vernon, Indiana manufacturing facility's carrying value was approximately $256 million as of September 30, 2014. The facility is expected to be sold in 2015. It was not included in assets held-for-sale for both periods because the assets were not available for immediate sale in their present condition. See "Note 3. Alliances” for further discussion on the sale of the diabetes business.

Depreciation expense was $412 million and $333 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 14. OTHER INTANGIBLE ASSETS

Dollars in Millions	September 30, 2014	December 31, 2013
Licenses	$1,126	$1,162
Developed technology rights	2,358	2,486
Capitalized software	1,265	1,240
In-process research and development (IPRD)	205	548
Gross other intangible assets	4,954	5,436
Less accumulated amortization	(3,236)	(3,118)
Total other intangible assets	$1,718	$2,318

A $310 million IPRD impairment charge was recognized in the second quarter of 2014 for peginterferon lambda which was in Phase III development for treatment of hepatitis C virus. The full write-off was required after assessing the potential commercial viability of the asset and estimating its fair value. The assessment considered the lower likelihood of filing for registration in certain markets after completing revised projections of revenues and expenses. A significant decline from prior projected revenues resulted from the global introduction of oral non-interferon products being used to treat patients with hepatitis C virus and no other alternative uses for the product.

Amortization expense was $222 million and $647 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 15. DEFERRED INCOME

Dollars in Millions	September 30, 2014	December 31, 2013
Alliances (Note 3)	$1,515	$1,418
Gain on sale-leaseback transactions	50	71
Other	240	36
Total deferred income	$1,805	$1,525

Current portion	$995	$756
Non-current portion	810	769

Alliances include unamortized amounts for upfront, milestone and other licensing receipts, revenue deferrals attributed to the Gilead alliance and deferred income for the undelivered elements of the diabetes business divestiture. Other deferrals include approximately $200 million invoiced for a product under an early access program in the EU that is subject to final price negotiations with the local government.
Amortization of deferred income was $270 million and $398 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	1,837	—	—	19
Cash dividends declared	—	—	—	(1,744)	—	—	—
Stock repurchase program	—	—	—	—	11	(413)	—
Employee stock compensation plans	—	—	(728)	—	(20)	1,261	—
Distributions	—	—	—	—	—	—	(46)
Balance at September 30, 2013	2,208	$221	$1,966	$32,826	561	$(17,975)	$(12)

Balance at January 1, 2014	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	1,991	—	—	11
Cash dividends declared	—	—	—	(1,796)	—	—	—
Employee stock compensation plans	—	—	(407)	—	(9)	646	—
Debt conversion	—	—	(16)	—	(1)	35	—
Distributions	—	—	—	—	—	—	(35)
Balance at September 30, 2014	2,208	$221	$1,499	$33,147	549	$(17,119)	$58

The components of other comprehensive income/(loss) were as follows:

	2014			2013
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$96	$(31)	$65	$(39)	$10	$(29)
Reclassified to net earnings	(13)	5	(8)	(3)	1	(2)
Derivatives qualifying as cash flow hedges	83	(26)	57	(42)	11	(31)
Pension and postretirement benefits:
Actuarial gains/(losses)	(679)	236	(443)	269	(81)	188
Amortization(b)	26	(8)	18	29	(11)	18
Settlements(c)	28	(10)	18	37	(11)	26
Pension and postretirement benefits	(625)	218	(407)	335	(103)	232
Available for sale securities:
Unrealized gains/(losses)	(35)	13	(22)	19	(5)	14
Realized gains	—	—	—	—	—	—
Available for sale securities	(35)	13	(22)	19	(5)	14
Foreign currency translation	(8)	—	(8)	(7)	—	(7)
	$(585)	$205	$(380)	$305	$(97)	$208

Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$77	$(25)	$52	$60	$(23)	$37
Reclassified to net earnings	(8)	5	(3)	(47)	17	(30)
Derivatives qualifying as cash flow hedges	69	(20)	49	13	(6)	7
Pension and postretirement benefits:
Actuarial gains/(losses)	(978)	339	(639)	1,204	(411)	793
Amortization(b)	79	(27)	52	105	(34)	71
Curtailments and settlements(c)	127	(48)	79	138	(46)	92
Pension and postretirement benefits	(772)	264	(508)	1,447	(491)	956
Available for sale securities:
Unrealized losses	(6)	—	(6)	(32)	5	(27)
Realized gains	(1)	—	(1)	(8)	3	(5)
Available for sale securities	(7)	—	(7)	(40)	8	(32)
Foreign currency translation	2	—	2	(41)	—	(41)
	$(708)	$244	$(464)	$1,379	$(489)	$890

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.

(b)	Actuarial losses and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.

(c)	Pension curtailments and settlements are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	September 30, 2014	December 31, 2013
Derivatives qualifying as cash flow hedges	$65	$16
Pension and other postretirement benefits	(2,365)	(1,857)
Available for sale securities	21	28
Foreign currency translation	(326)	(328)
Accumulated other comprehensive loss	$(2,605)	$(2,141)

Note 17. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2014	2013	2014	2013	2014	2013	2014	2013
Service cost – benefits earned during the year	$10	$10	$1	$1	$30	$29	$3	$4
Interest cost on projected benefit obligation	76	76	3	3	231	225	10	10
Expected return on plan assets	(131)	(128)	(7)	(7)	(395)	(391)	(21)	(20)
Amortization of prior service credits	(1)	(1)	—	—	(3)	(3)	(1)	(1)
Amortization of net actuarial (gain)/loss	29	30	(2)	—	85	105	(2)	—
Curtailments and settlements	28	37	—	—	127	138	(3)	—
Special termination benefits	—	—	—	—	13	—	—	—
Net periodic cost/(credit)	$11	$24	$(5)	$(3)	$88	$103	$(14)	$(7)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured during 2014 resulting in a decrease to other assets and a corresponding increase in accumulated other comprehensive loss of $978 million. The changes resulted from revised mortality rates and a lower weighted average discount rate assumed in remeasuring the pension benefit obligations (4.1% at September 30, 2014 and 4.6% at December 31, 2013) partially offset by higher actual return on plan assets than expected. Contributions to the pension plans are expected to approximate $120 million during 2014, of which $100 million were incurred in the nine months ended September 30, 2014.

The expense attributed to defined contribution plans in the U.S. was $45 million and $50 million for the three months ended September 30, 2014 and 2013, respectively, and $141 million and $140 million for the nine months ended September 30, 2014, and 2013, respectively.

On September 29, 2014, BMS and Fiduciary Counselors Inc., as an independent fiduciary of the Bristol-Myers Squibb Company Retirement Income Plan, entered into a definitive agreement to transfer certain U.S. pension assets to The Prudential Insurance Company of America (Prudential) to settle approximately $1.4 billion of pension obligations. Pursuant to the agreement, BMS will purchase a group annuity contract from Prudential, which will then irrevocably assume the obligation to make future annuity payments to certain BMS retirees. The transaction will not change the amount of the monthly pension benefit received by affected retirees and surviving  beneficiaries or any rights to future payments that are currently offered by the plan. The transaction is expected to close during the fourth quarter of 2014 subject to certain closing conditions and result in a pre-tax settlement charge of approximately $600 million to $700 million subject to final valuations at the date of closing.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Stock options	$—	$—	$—	$1
Restricted stock	18	19	56	56
Market share units	9	5	25	21
Performance share units	21	21	66	62
Total stock-based compensation expense	$48	$45	$147	$140

Income tax benefit	$16	$13	$49	$47

In the nine months ended September 30, 2014, 1.8 million restricted stock units, 0.9 million market share units and 2.3 million performance share units were granted. The weighted-average grant date fair value was $52.14 for restricted stock units, $55.44 for market share units and $55.17 for performance share units granted during the nine months ended September 30, 2014.

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

Unrecognized compensation cost related to nonvested awards of $310 million is expected to be recognized over a weighted-average period of 2.5 years.

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
INTELLECTUAL PROPERTY
Atripla*
In April 2009, Teva Pharmaceutical Industries Ltd. (Teva) filed an abbreviated New Drug Application (aNDA) to manufacture and market a generic version of Atripla*. Atripla* is a single tablet three-drug regimen combining the Company’s Sustiva (efavirenz) and Gilead’s Truvada* (emtricitabine and tenofovir disproxil fumarate). As of this time, the Company’s U.S. patent rights covering Sustiva’s method of use has not been challenged. The composition of matter expired in November 2013. Teva sent Gilead a Paragraph IV certification letter challenging two of the fifteen Orange Book-listed patents for Atripla*. In May 2009, Gilead filed a patent infringement action against Teva in the U.S. District Court for the Southern District of New York (SDNY). In January 2010, the Company received a notice that Teva amended its aNDA and was challenging eight additional Orange Book-listed patents for Atripla*. In March 2010, the Company and Merck, Sharp & Dohme Corp. (Merck) filed a patent infringement action against Teva also in the SDNY relating to two U.S. patents which claim crystalline or polymorph forms of efavirenz. In August 2013, the Company, Merck and Teva reached a settlement relating to the two efavirenz polymorph patents and the case has been dismissed. In March 2010, Gilead filed two patent infringement actions against Teva in the SDNY relating to six Orange Book-listed patents for Atripla* and in April 2013, Gilead and Teva reached an agreement to settle the lawsuit on the patents covering tenofovir disoproxil fumarate. In April 2014, Gilead and Teva entered an agreement to settle the ongoing litigation concerning the emtricitabine patents covering Atripla* and Truvada*.
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision and in June 2014 the U.S. Court of Appeals for the Federal Circuit (Federal Court of Appeals) denied the Company's appeal. In July 2014, the Company filed a petition for an en banc rehearing by the entire Federal Court of Appeals which was denied in October 2014. The Company is evaluating all its legal options. In September 2014, Teva received final approval from the FDA for its generic version of entecavir and launched its product in the U.S. We expect a rapid and significant negative impact on U.S. net product sales of Baraclude in the fourth quarter of 2014. U.S. net product sales of Baraclude were $289 million in 2013.
Baraclude — South Korea

In 2013, Daewoong Pharmaceutical Co. Ltd. and Hanmi Pharmaceuticals Co., Ltd. initiated separate invalidity actions in the Korean Intellectual Property Office (KIPO) against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent.  The invalidity actions have been consolidated and are pending. We are likely to receive a decision in 2014.  There is a risk that generic companies may launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2013.

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
GENERAL COMMERCIAL LITIGATION
Remaining Apotex Matter Related to Plavix*
As previously disclosed, in January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix* patent litigation. A trial was held in March 2013 and a jury verdict was delivered in favor of the Company. Apotex has appealed this decision.
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
Abilify* State Attorneys General Investigation
In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition investigating whether certain Abilify* marketing practices violated those respective states’ consumer protection statutes. The Company has entered into a tolling agreement with the states. It is not possible at this time to reasonably assess the outcome of this investigation.
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
Plavix* State Attorneys General Lawsuits
The Company and certain affiliates of Sanofi are defendants in consumer protection and/or false advertising actions brought by several states relating to the sales and promotion of Plavix*. It is not possible at this time to reasonably assess the outcome of these lawsuits or their potential impact on the Company.
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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 400 separate lawsuits pending on behalf of over 1,900 plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
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

CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $63 million at September 30, 2014, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
New Brunswick Facility—Environmental & Personal Injury Lawsuits
Since May 2008, over 300 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 200 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 500 cases between the state and federal court actions. In June 2014, the Company and the plaintiffs agreed to a settlement, subject to finalization.
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

In October 2014, the Company announced that it will not pursue U.S. Food and Drug Administration (FDA) approval of the dual regimen of daclatasvir and asunaprevir for the treatment of hepatitis C virus (HCV) genotype 1b patients in the U.S. and has withdrawn its New Drug Application (NDA) for asunaprevir.

In September 2014, the Company announced that the European Medicines Agency (EMA) has validated for review the Marketing Authorization Application (MAA) for Opdivo (nivolumab) in non-small cell lung cancer – the first completed regulatory submission for a PD-1 immune checkpoint inhibitor in this tumor type. In addition, we announced multiple regulatory milestones for Opdivo in the U.S. and European Union (EU). In the U.S., the FDA has accepted for priority review the Biologics License Application (BLA) for previously treated advanced melanoma and the Prescription Drug User Fee Act (PDUFA) goal date for a decision is March 30, 2015. The FDA also granted Opdivo Breakthrough Therapy Designation for this indication. In the EU, the EMA validated for review the MAA for Opdivo in advanced melanoma. The application has also been granted accelerated assessment by the EMA’s Committee for Medicinal Products for Human Use (CHMP).

During the third quarter of 2014, the Company and Pfizer announced that the FDA and European Commission (EC) approved Eliquis (apixaban) for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE) in adults, and in the U.S., the FDA also approved Eliquis for the reduction in the risk of recurrent DVT and PE following initial therapy.

In August 2014, the Company announced that the EC approved Daklinza (daclatasvir) for use in combination with other medicinal products across genotypes 1, 2, 3 and 4 for the treatment of chronic HCV infection. Daklinza was launched in Germany in August 2014 and certain other EU countries in September 2014.

In July 2014, the Company announced that the Japanese Ministry of Health, Labor and Welfare approved Daklinza and Sunvepra (asunaprevir) for Japan’s first all-oral, interferon- and ribavirin-free treatment regimen for patients with genotype 1 chronic HCV infection, particularly those with compensated cirrhosis. Daklinza and Sunvepra dual regimen was launched in Japan in September 2014.

In July 2014, the Company and Ono Pharmaceutical Co., Ltd (Ono), signed a collaboration agreement to jointly develop and commercialize Opdivo, Yervoy (ipilimumab) and three immunotherapy agents in early clinical development as single agents and combination regimens in Japan, South Korea and Taiwan. Also in July 2014, Ono announced that Opdivo received manufacturing and marketing approval in Japan for the treatment of unresectable melanoma. Opdivo was launched in Japan in September 2014. Opdivo is the first PD-1 immune checkpoint inhibitor to receive regulatory approval anywhere in the world.

In February 2014, the Company sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them. Revenues in the U.S. and expenses (excluding research and development expenses) decreased as a result of the divestiture and a $539 million gain on the sale of the business was recognized in the nine months ended September 30, 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further information.

In the third quarter of 2014, the Company entered into several collaboration agreements to research and develop Opdivo and other approved or investigational oncology agents in combination regiments, including with Novartis, Celgene Corporation, Cytomx Therapeutics, Inc, Incyte Corporation, The University of Texas MD Cancer Center, Celldex Therapeutics, Inc., Pharmacyclics, Inc., and Janssen Research & Development, LLC, among others.

Highlights
The following table summarizes our financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2014	2013	2014	2013
Total Revenues	$3,921	$4,065	$11,621	$11,944
Total Expenses	2,913	3,247	9,180	9,922
Earnings Before Income Taxes	1,008	818	2,441	2,022
Provision for Income Taxes	276	126	439	177
Effective tax rate	27.4%	15.4%	18.0%	8.8%

Net Earnings Attributable to BMS
GAAP	721	692	1,991	1,837
Non-GAAP	750	768	2,314	2,177

Diluted Earnings Per Share
GAAP	0.43	0.42	1.19	1.11
Non-GAAP	0.45	0.46	1.39	1.31

Cash, Cash Equivalents and Marketable Securities			11,549	6,345

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

Product and Pipeline Developments
We manage our research and development programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. We continually evaluate our portfolio of research and development assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. We consider our research and development programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These programs include both investigational compounds in Phase III development for initial indications and marketed products in Phase III development for additional indications or formulations. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Opdivo - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.

•
In September 2014, the Company announced positive results from CheckMate-037, a Phase 3 randomized, controlled open-label study of Opdivo versus investigator’s choice chemotherapy (ICC) in patients with advanced melanoma who were previously treated with Yervoy. Based on a planned interim analysis of the co-primary endpoint, the objective response rate was 32% (95% CI = 24, 41) in the Opdivo arm (n="120") and 11% (95% CI = 4, 23) in the ICC reference arm (n="47") in patients with at least six months of follow up.

•	In September 2014, the Company announced multiple regulatory milestones for Opdivo in the U.S. and the EU.

◦	In the EU, the EMA validated for review the MAA for Opdivo in non-small cell lung cancer - the first completed regulatory submission for a PD-1 immune checkpoint inhibitor in this tumor type.

◦
In the U.S., the FDA has accepted for priority review the BLA for previously treated advanced melanoma. The PDUFA goal date for a decision is March 30, 2015. The FDA also granted Opdivo Breakthrough Therapy Designation for this indication.

◦	In the EU, the EMA validated for review the MAA for Opdivo in advanced melanoma. The application has also been granted accelerated assessment by the EMA’s CHMP.

Hepatitis C Portfolio - Daklinza (Daclatasvir (DCV)) - an NS5A replication complex inhibitor; Sunvepra (Asunaprevir (ASV)) - an NS3 protease inhibitor; BMS-791325 - an NS5B non-nucleoside polymerase inhibitor in development

•
In October 2014, the Company announced that it will not pursue the FDA approval of the dual regimen of DCV and ASV for the treatment of HCV genotype 1b patients in the U.S. and has therefore withdrawn its NDA for asunaprevir. The Company will continue to pursue the FDA approval of DCV, which is currently being investigated globally in multiple treatment regimens for HCV patients with high unmet needs.

•
In August 2014, the Company announced that the EC has approved Daklinza for use in combination with other medicinal products across genotypes 1, 2, 3 and 4 for the treatment of chronic HCV infection in adults. Daklinza, when used in combination with sofosbuvir, is an all-oral, interferon-free regimen that provided cure rates of up to 100% in clinical trials, including patients with advanced liver disease, genotype 3 and those who have previously failed treatment with protease inhibitors. Daklinza is the first NS5A complex inhibitor approved in the EU and is available for use in combination with other medicinal products, providing a shorter treatment duration (12 or 24 weeks) compared to 48 weeks of treatment with interferon- and ribavirin-based regimens. Sofosbuvir is a product of Gilead Sciences, Inc.

•
In July 2014, the Company announced that the Japanese Ministry of Health, Labor and Welfare approved Daklinza and Sunvepra as a new HCV treatment that can lead to a cure for many patients in Japan who currently have no treatment options. The Daklinza + Sunvepra dual regimen is Japan’s first all-oral, interferon- and ribavirin-free treatment regimen for patients with genotype 1 chronic HCV infection, including those with compensated cirrhosis. The indications for Daklinza and Sunvepra in Japan are for: (1) patients who are ineligible or intolerant to interferon-based therapy, and (2) patients who have failed to respond to interferon-based therapy.

Sustiva (efavirenz) Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our joint venture with Gilead

•
In October 2014, the Company announced it has successfully resolved all outstanding U.S. patent litigation relating to efavirenz, an active ingredient contained in Sustiva and Atripla*, and that loss of exclusivity in the U.S. for efavirenz is not expected to occur until December 2017.

Eliquis - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our alliance with Pfizer.

•
In August 2014, the Company and Pfizer announced results of a pre-specified secondary analysis of the Eliquis Phase 3 AMPLIFY-EXT trial (Apixaban after the initial Management of PuLmonary embolIsm and deep vein thrombosis with First-line therapY-EXTended Treatment). The analysis evaluated clinical and demographic predictors of all-cause hospitalization in patients with VTE, which includes DVT and PE. Results from this analysis demonstrated that during the 12-month extended treatment of VTE, Eliquis significantly reduced the risk of hospitalization versus placebo.

•
In August 2014, the Company and Pfizer announced that the FDA approved a Supplemental New Drug Application for Eliquis for the treatment of DVT and PE, and for the reduction in the risk of recurrent DVT and PE following initial therapy.

•	In July 2014, the Company and Pfizer announced that the EC approved Eliquis for the treatment of DVT and PE in adults.

•
In July 2014, the Company and Pfizer announced that the first patient has been enrolled into a Phase IV clinical trial called EMANATE assessing the effectiveness and safety of Eliquis in patients with NVAF undergoing cardioversion.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended September 30,						Nine Months Ended September 30,
			2014 vs. 2013						2014 vs. 2013
	Total Revenues		Analysis of % Change				Total Revenues		Analysis of % Change
Dollars in Millions	2014	2013	Total Change	Volume	Price	Foreign Exchange	2014	2013	Total Change	Volume	Price	Foreign Exchange
United States	$1,968	$2,037	(3)%	(8)%	5%	—	$5,634	$6,053	(7)%	(11)%	4%	—
Europe	814	985	(17)%	(12)%	(6)%	1%	2,670	2,881	(7)%	(4)%	(5)%	2%
Rest of the World	838	805	4%	8%	(1)%	(3)%	2,479	2,405	3%	9%	(2)%	(4)%
Other(a)	301	238	26%	N/A	N/A	—	838	605	39%	N/A	N/A	—
Total	$3,921	$4,065	(4)%	(4)%	—	—	$11,621	$11,944	(3)%	(3)%	—	—

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2014 and 2013. Our business is typically not seasonal.
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
The change in Europe revenues in both periods resulted from the expiration of commercialization rights to Abilify* in the EU in June 2014, the diabetes business divestiture in February 2014 and loss of exclusivity of Sustiva in 2013, partially offset by higher demand for most other key products, particularly Yervoy, Eliquis, Orencia and the launch of Daklinza in Germany and certain other EU countries. In addition, the change in revenues in both periods was negatively impacted by fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include mandatory discounts, rebates, and other restrictive measures. Both periods were impacted by favorable foreign exchange.
The change in revenues attributed to volume in Rest of the World resulted from higher demand for key products, particularly Eliquis, Yervoy, Sprycel and the launch of Daklinza and Sunvepra dual regimen in Japan, which was partially offset by the diabetes business divestiture. Both periods were impacted by unfavorable foreign exchange (primarily in Japan).
Other revenues increased in both periods due to higher royalties and revenues from alliances including mature brands and over-the-counter products. Certain alliance and other revenues are expected to decline by approximately $400 million in 2015 and continue to decline in 2016 upon the expiration of the related royalty and alliance agreements.

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2013 Form 10-K. Our share of Abilify* and Atripla* is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were $410 million and $323 million for the three months ended September 30, 2014 and 2013, respectively, and $1,174 million and $957 million for the nine months ended September 30, 2014 and 2013, respectively. The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2014	$37	$12	$147	$227	$279	$236	$938
Provision related to sales made in:
Current period	454	104	266	299	68	412	1,603
Prior periods	—	—	1	(23)	3	(10)	(29)
Returns and payments	(454)	(103)	(287)	(255)	(77)	(373)	(1,549)
Balance at September 30, 2014	$37	$13	$127	$248	$273	$265	$963

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Gross product sales	$3,400	$3,570	$9,994	$10,543
Gross-to-Net Adjustments
Charge-backs related to government programs	(165)	(143)	(454)	(409)
Cash discounts	(37)	(39)	(104)	(113)
Managed healthcare rebates and other contract discounts	(94)	(126)	(267)	(351)
Medicaid rebates	(93)	(78)	(276)	(215)
Sales returns	(38)	(16)	(71)	(53)
Other adjustments	(130)	(143)	(402)	(396)
Total Gross-to-Net Adjustments	(557)	(545)	(1,574)	(1,537)
Net product sales	$2,843	$3,025	$8,420	$9,006

Changes in the gross-to-net adjustments are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Managed healthcare rebates and other contract discounts decreased primarily due to the divestiture of the diabetes business in February 2014.

•
Medicaid rebates increased due to incremental discounts from price increases taken in excess of inflation; higher program participation rates and higher provision reversals related to sales made in prior periods in 2013.

•
The U.S. sales return reserves for Plavix* and Avapro*/Avalide* at September 30, 2014 were $133 million and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to these reserves might be required in the future for revised estimates to various assumptions including actual returns.

Product Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2014	2013	% Change	% Change Attributable to Foreign Exchange	2014	2013	% Change	% Change Attributable to Foreign Exchange
Virology
Baraclude (entecavir)	$325	$378	(14)%	—	$1,100	$1,115	(1)%	—
U.S.	40	67	(40)%	—	194	208	(7)%	—
Non-U.S.	285	311	(8)%	—	906	907	—	—

Hepatitis C Franchise (daclatasvir and asunaprevir)	49	—	N/A	N/A	49	—	N/A	N/A
Non-U.S.	49	—	N/A	N/A	49	—	N/A	N/A

Reyataz (atazanavir sulfate)	338	375	(10)%	(1)%	1,044	1,167	(11)%	(1)%
U.S.	169	189	(11)%	—	513	582	(12)%	—
Non-U.S.	169	186	(9)%	(2)%	531	585	(9)%	(2)%

Sustiva (efavirenz) Franchise	357	389	(8)%	—	1,037	1,187	(13)%	1%
U.S.	284	259	10%	—	778	785	(1)%	—
Non-U.S.	73	130	(44)%	—	259	402	(36)%	2%

Oncology
Erbitux* (cetuximab)	187	183	2%	N/A	542	516	5%	N/A
U.S.	175	180	(3)%	—	511	506	1%	—
Non-U.S.	12	3	**	N/A	31	10	**	N/A

Opdivo (nivolumab)	1	—	N/A	N/A	1	—	N/A	N/A
Non-U.S.	1	—	N/A	N/A	1	—	N/A	N/A

Sprycel (dasatinib)	385	316	22%	(1)%	1,095	915	20%	(1)%
U.S.	179	134	34%	—	487	384	27%	—
Non-U.S.	206	182	13%	(2)%	608	531	15%	(2)%

Yervoy (ipilimumab)	350	238	47%	—	942	700	35%	1%
U.S.	191	130	47%	—	510	429	19%	—
Non-U.S.	159	108	47%	1%	432	271	59%	1%

Neuroscience
Abilify* (aripiprazole)	449	569	(21)%	—	1,544	1,654	(7)%	—
U.S.	407	378	8%	—	1,149	1,084	6%	—
Non-U.S.	42	191	(78)%	(1)%	395	570	(31)%	1%

Immunoscience
Orencia (abatacept)	444	375	18%	(1)%	1,209	1,047	15%	(1)%
U.S.	292	246	19%	—	775	698	11%	—
Non-U.S.	152	129	18%	(2)%	434	349	24%	(4)%

Cardiovascular
Eliquis (apixaban)	216	41	**	N/A	493	75	**	N/A
U.S.	113	27	**	—	268	49	**	—
Non-U.S.	103	14	**	N/A	225	26	**	N/A

Diabetes Alliance	42	432	(90)%	—	248	1,228	(80)%	—
U.S.	—	308	(100)%	—	114	920	(88)%	—
Non-U.S.	42	124	(66)%	—	134	308	(56)%	—

Mature Products and All Other	778	769	1%	(1)%	2,317	2,340	(1)%	—
U.S.	118	119	(1)%	—	335	408	(18)%	—
Non-U.S.	660	650	2%	(1)%	1,982	1,932	3%	—

**	Change in excess of 100%.

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. revenues decreased in both periods due to the launch of generic entecavir by Teva Pharmaceutical Industries Ltd. in September 2014, partially offset by higher average net selling prices. We expect a continued rapid decline in Baraclude sales in the U.S in the next quarter.

•	International revenues decreased in both periods primarily due to lower demand in China.
Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor

•
Daklinza was launched in Germany in August 2014 and certain other EU countries in September 2014 following its August 2014 approval. Daklinza and Sunvepra dual regimen was launched in Japan in September 2014 following its July 2014 approval.

Reyataz — a protease inhibitor for the treatment of HIV

•	U.S. revenues decreased in both periods due to lower demand resulting from competitors' products.

•	International revenues decreased in both periods due to lower demand and the timing of government purchases in certain countries.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*, a product sold through our joint venture with Gilead

•
U.S. revenues increased in the three months ended September 30, 2014 due to higher average net selling prices. U.S. revenues decreased in the nine months ended September 30, 2014 as lower demand was partially offset by higher average net selling prices.

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

•	U.S. revenues decreased in the three months ended September 30, 2014 due to lower average net selling prices. U.S. revenues in the nine months ended September 30, 2014 remained relatively flat.
Opdivo — a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.

•	Opdivo was launched in September 2014 in Japan following its July 2014 approval for the treatment of unresectable melanoma.
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

•	U.S. revenues increased in both periods due to higher demand.

•	International revenues increased in both periods due to higher demand.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma

•	U.S. revenues increased in both periods due to higher demand. The first quarter of 2013 included $27 million of revenues that were previously deferred.

•	International revenues increased in both periods due to higher demand.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our alliance with Otsuka

•
U.S. revenues increased in both periods primarily due to higher average net selling prices partially offset by the reduction in our share of Abilify* revenues from 34% in 2013 to 33%. Our commercialization rights to Abilify* in the U.S. expire in April 2015 upon the expected loss of product exclusivity which will result in a significant decline in Abilify* revenues.

•
International revenues decreased in both periods primarily due to the expiration of our commercialization rights in June 2014 in the EU and Otsuka becoming the principal for the end customer sales in certain markets. As a result, these revenues are expected to continue to decline for the remainder of 2014.

Orencia — a fusion protein indicated for adult patients with moderate to severe active RA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased in both periods primarily due to higher average net selling prices and higher demand for the subcutaneous formulation.

•	International revenues increased in both periods primarily due to higher demand for the subcutaneous formulation.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders. Eliquis is part of our alliance with Pfizer.

•
U.S. and international revenues continued to increase in both periods following the 2013 launches in most major markets for the reduction of the risk of stroke and systemic embolism for patients with NVAF.

Diabetes Alliance — includes Bydureon*, Byetta*, Farxiga*, Onglyza*/Kombiglyze*, Myalept*, and Symlin*, which were part of our alliance with AstraZeneca.

•	BMS sold its diabetes business to AstraZeneca on February 1, 2014. See "Item 1. Financial Statements— Note 3. Alliances" for further information.
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
Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2013 Annual Report on Form 10-K, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated.

Reyataz had 1.1 months of inventory on hand internationally at June 30, 2014 compared to 1.0 months of inventory on hand at March 31, 2014. The level of inventory exceeds one month on hand primarily due to government purchasing patterns in Brazil.

Efferalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at June 30, 2014 compared to 0.9 months of inventory on hand at March 31, 2014. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Maxipime, an antibiotic product, had 1.2 months of inventory on hand internationally at June 30, 2014 compared to 0.6 months of inventory on hand at March 31, 2014. The level of inventory on hand was primarily due to lower demand in China and increased wholesaler purchases in Japan because of competitors' supply issues.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended September 30, 2014 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2014	2013	% Change	2014	2013	% Change
Cost of products sold	$1,007	$1,175	(14)%	$2,966	$3,346	(11)%
Marketing, selling and administrative	1,029	980	5%	2,937	3,016	(3)%
Advertising and product promotion	171	194	(12)%	521	601	(13)%
Research and development	983	893	10%	3,345	2,774	21%
Other (income)/expense	(277)	5	**	(589)	185	**
Total Expenses	$2,913	$3,247	(10)%	$9,180	$9,922	(7)%

**    Change is in excess of 100%

Cost of products sold decreased in both periods primarily due to the diabetes business divestiture in February 2014 partially offset by higher profit sharing, royalties for other alliances and accelerated depreciation for certain manufacturing facilities. Cost of products sold as a percentage of total revenues was 25.7% and 28.9% in the three months ended September 30, 2014 and 2013, respectively, and 25.5% and 28.0% in the nine months ended September 30, 2014 and 2013, respectively.

Marketing, selling and administrative expenses increased during the three months ended September 30, 2014 due to additional expenses related to the Branded Prescription Drug Fee in the third quarter of 2014 and decreased during the nine months ended September 30, 2014 due to lower spending throughout 2014 as a result of the diabetes business divestiture, partially offset by additional sales-related activities supporting Eliquis, Yervoy, Opdivo and Hepatitis C Franchise.

On July 28, 2014, the IRS issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company’s market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change will require BMS and other industry participants to recognize an additional year of expense in 2014. As a result, an additional expense of $112 million was recognized during the three and nine months ended September 30, 2014, including $96 million in marketing, selling and administrative expenses and $16 million in other expense. The final rules and regulations will not change the amount or timing of annual fees to be paid.

Advertising and product promotion expenses decreased in both periods following the diabetes business divestiture.

Research and development expenses increased due to $343 million IPRD impairment charges, a $148 million charge for the acquisition of iPierian in the first half of 2014, and upfront and contingent milestone payments of $80 million in 2014 (including $65 million in the third quarter of 2014). See "Item 1. Financial Statements— Note 4. Acquisitions and Note 14. Other Intangible Assets" for further information.

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

Other (income)/expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Interest expense	$50	$46	$150	$146
Investment income	(20)	(23)	(71)	(76)
Provision for restructuring	35	6	72	212
Litigation charges/(recoveries)	10	17	19	(5)
Equity in net income of affiliates	(12)	(42)	(81)	(128)
Out-licensed intangible asset impairment	18	—	18	—
Gain on sale of product lines, businesses and assets	(315)	—	(567)	(1)
Other alliance and licensing income	(102)	(31)	(354)	(120)
Pension curtailments, settlements and special termination benefits	28	37	137	138
Other	31	(5)	88	19
Other (income)/expense	$(277)	$5	$(589)	$185

•
Provision for restructuring was primarily attributable to employee termination benefits including costs for specialty care transformation initiatives in 2014 and sales force reductions in 2013 following the restructuring of the Sanofi and Otsuka agreements. See "Item 1. Financial Statements—Note 7. Restructuring" for further details including expected future costs.

•	Equity in net income of affiliates includes a $16 million impact of the additional Branded Prescription Drug Fee in the third quarter of 2014.

•
Gain on sale of product lines, businesses and assets resulted primarily from the diabetes business divestiture, including the transfer of the China business in the third quarter of 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

•
Other alliance and licensing income increased primarily due to royalties and transitional service fees resulting from the diabetes business divestiture. The royalties and transitional service fees were $64 million and $267 million for the three months and nine months ended September 30, 2014, respectively. No significant transitional service fees are expected in the future. See “Item 1. Financial Statements—Note 3. Alliances” for further details.

•
Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges include the acceleration of a portion of unrecognized actuarial losses and will likely occur in the future. See “Item 1. Financial Statements—Note 17. Pension and Postretirement Benefit Plans” for further details.

•
Other includes a $23 million fee to obtain consent from BMS's joint venture partners in China in connection with the diabetes business divestiture in the third quarter of 2014 and a $45 million loss on debt redemptions in the first quarter of 2014.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Earnings Before Income Taxes	$1,008	$818	$2,441	$2,022
Provision for Income Taxes	276	126	439	177
Effective tax rate	27.4%	15.4%	18.0%	8.8%

The effective tax rates were impacted by several factors including unfavorable earnings mix between high and low tax jurisdictions, the timing of the extension for the research and development credit and look through exception legislation and discrete tax benefits.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2014	2013	2014	2013
Accelerated depreciation, asset impairment and other shutdown costs	$36	$—	$120	$—
Amortization of acquired Amylin intangible assets	—	137	—	412
Amortization of Amylin alliance proceeds	—	(68)	—	(202)
Amortization of Amylin inventory adjustment	—	—	—	14
Cost of products sold	36	69	120	224

Additional year of Branded Prescription Drug Fee	96	—	96	—
Process standardization implementation costs	2	4	8	6
Marketing, selling and administrative	98	4	104	6

Upfront, milestone and other payments	65	—	228	—
IPRD impairments	—	—	343	—
Research and development	65	—	571	—

Provision for restructuring	35	6	72	212
Gain on sale of product lines, businesses and assets	(315)	—	(562)	—
Pension curtailments, settlements and special termination benefits	28	37	137	136
Acquisition and alliance related items(a)	39	—	72	(10)
Litigation charges/(recoveries)	10	—	12	(23)
Loss on debt redemption	—	—	45	—
Upfront, milestone and other licensing receipts	—	—	—	(14)
Other (income)/expense	(203)	43	(224)	301

Increase/(decrease) to pretax income	(4)	116	571	531
Income taxes on items above	33	(40)	(248)	(191)
Increase to net earnings	$29	$76	$323	$340

(a)	Includes $16 million of additional year of Branded Prescription Drug Fee.
The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2014	2013	2014	2013
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$721	$692	$1,991	$1,837
Less Specified Items	29	76	323	340
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$750	$768	$2,314	$2,177

Average Common Shares Outstanding – Diluted	1,670	1,662	1,668	1,659

Diluted Earnings Per Share – GAAP	$0.43	$0.42	$1.19	$1.11
Diluted EPS Attributable to Specified Items	0.02	0.04	0.20	0.20
Diluted Earnings Per Share – Non-GAAP	$0.45	$0.46	$1.39	$1.31

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash/(debt) position was as follows:

Dollars in Millions	September 30, 2014	December 31, 2013
Cash and cash equivalents	$4,851	$3,586
Marketable securities – current	2,370	939
Marketable securities – non-current	4,328	3,747
Cash, cash equivalents and marketable securities	11,549	8,272
Short-term borrowings and current portion of long-term debt	(401)	(359)
Long-term debt	(7,267)	(7,981)
Net cash/(debt) position	$3,881	$(68)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $2.4 billion at September 30, 2014. Most of the remaining $9.1 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.

In February 2014, we sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them, resulting in $3.5 billion of cash flow (excluding royalties) in the nine months ended September 30, 2014. We also redeemed our 5.45% Notes due 2018 in their entirety. The outstanding principal amount of the notes was $582 million. Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. No commercial paper borrowings were outstanding as of September 30, 2014.

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

We have exposure to certain European government-backed entities with a higher risk of default. We monitor them through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure has been reduced by factoring certain receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was $122 million at September 30, 2014, of which approximately 80% was from government-backed entities. Sales of trade receivables in Italy, Portugal and Spain were $357 million in 2014 and $379 million in 2013. Sales of receivables in Japan were $327 million in 2014 and $349 million in 2013. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories and accounts payable.

Dollars in Millions	September 30, 2014	December 31, 2013
Net trade receivables	$1,823	$1,690
Inventories	1,565	1,498
Accounts payable	(2,568)	(2,559)
Total	$820	$629

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

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2014	2013
Cash flow provided by/(used in):
Operating activities	$2,576	$2,135
Investing activities	865	(257)
Financing activities	(2,206)	(1,779)

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

The $441 million increase in cash provided by operating activities compared to 2013 was primarily attributable to:

•
Higher operating cash flow attributed to increased sales of Eliquis, Yervoy, Sprycel and Orencia, the timing of payments with alliance partners and other working capital requirements in 2014 by approximately $600 million;

•	Lower pension contributions and annual employee bonus payments in 2014 by approximately $200 million;

•	Lower litigation and restructuring payments in 2014 by approximately $200 million.

Partially offset by:

•	Lower upfront and contingent milestone proceeds from alliances in 2014 by approximately $500 million.

Investing Activities

The $1.1 billion increase in cash provided by investing activities compared to 2013 was primarily attributable to:

•	Proceeds of $3.4 billion resulting from the diabetes business divestiture in 2014;

•	Higher net purchases of marketable securities in 2014 ($2.1 billion) following the diabetes business divestiture in 2014;

•	Cash used to acquire iPierian was $175 million in 2014.

Financing Activities

The $427 million increase in cash used in financing activities compared to 2013 was primarily attributable to:

•	Net commercial paper borrowings were $470 million in 2013 (none in 2014).

•	Repayments of long-term debt were $676 million in 2014 and $597 million in 2013.

•
Dividend payments were $1.8 billion in 2014 and $1.7 billion in 2013. Dividends declared per common share were $1.08 in 2014 and $1.05 in 2013. Dividend decisions are made on a quarterly basis by our Board of Directors.

•	Cash used to repurchase common stock was $433 million in 2013 (none in 2014).

•
Proceeds from stock option exercises were $118 million in 2014 (excluding $111 million of excess tax benefits) and $378 million in 2013 (excluding $105 million of excess tax benefits). These proceeds will vary from period to period based on fluctuations in the market value of our stock relative to the exercise price of the stock options and other factors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2014	47,745	$53.20	—	$1,368
February 1 to 28, 2014	17,787	$51.66	—	$1,368
March 1 to 31, 2014	2,541,287	$54.12	—	$1,368
Three months ended March 31, 2014	2,606,819		—
April 1 to 30, 2014	10,190	$51.63	—	$1,368
May 1 to 31, 2014	35,296	$49.81	—	$1,368
June 1 to 30, 2014	12,703	$49.15	—	$1,368
Three months ended June 30, 2014	58,189		—
July 1 to 31, 2014	15,505	$48.41	—	$1,368
August 1 to 31, 2014	5,111	$49.56	—	$1,368
September 1 to 30, 2014	6,826	$51.16	—	$1,368
Three months ended September 30, 2014	27,442		—
Nine months ended September 30, 2014	2,692,450		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock.  In June 2012, the Board of Directors increased its authorization for the repurchase of stock by an additional $3.0 billion. The stock repurchase program does not have an expiration date and we may consider future repurchases.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
3a.	Bylaws of Bristol-Myers Squibb Company, as amended as of September 16, 2014 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated September 16, 2014 and filed on September 19, 2014).
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, Myalept and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Farxiga/Xigduo and Onglyza/Kombiglyze are trademarks of AstraZeneca AB (PUBL), Erbitux is a trademark of ImClone LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC and Reglan is a trademark of ANIP Acquisition Company. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 24, 2014	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date:	October 24, 2014	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer