Form 10-K
period 2014-12-31
BRISTOL MYERS SQUIBB CO
filed 2015-02-13
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
_______________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,655,998,321 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $80,332,478,552. Bristol-Myers Squibb has no non-voting common equity. At February 2, 2015, there were 1,662,118,446 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 5, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
United States	49%	51%	59%
Europe	23%	24%	21%
Japan	6%	5%	4%
China	4%	4%	3%

Total Revenues	$15,879	$16,385	$17,621

Acquisitions and Divestitures

We continue to transform BMS into a leading-edge biopharmaceutical company focused exclusively on discovering, developing, and delivering innovative medicines that address serious unmet medical needs. This transformation has encompassed all areas of our business and operations. As part of this strategy, we have divested our diabetes and non-pharmaceutical businesses, implemented our acquisition and licensing strategy, and executed our productivity transformation initiative (PTI). Our divestitures included our diabetes business in February 2014, Mead Johnson in December 2009, ConvaTec in August 2008 and Medical Imaging in January 2008. As part of our acquisition and licensing strategy, we acquired iPierian, Inc. (iPierian) in April 2014, Amylin Pharmaceuticals, Inc. (Amylin) in August 2012, Inhibitex, Inc. (Inhibitex) in February 2012, Amira Pharmaceuticals, Inc. (Amira) in September 2011, ZymoGenetics, Inc. (ZymoGenetics) in October 2010 and Medarex, Inc. (Medarex) in September 2009 and entered into several license and other collaboration arrangements. These transactions have allowed and continue to allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. From a disease standpoint, we are focused on the following core therapeutic areas: oncology, virology, immunology, specialty cardiovascular disease, fibrosis and genetically defined diseases.

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

We estimate the market exclusivity period for each of our products for the purpose of business planning only. The length of market exclusivity for any of our products is impossible to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and the inherent uncertainties regarding patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimate or that the exclusivity will be limited to the estimate.
The following schedule presents revenues of our key products and estimated basic exclusivity loss in the U.S., EU, Japan and China:

	Total Revenues by Product			Past or Currently Estimated Year of Basic Exclusivity Loss
Dollars in Millions	2014	2013	2012	U.S.		EU(a)		Japan		China
Virology
Baraclude	$1,441	$1,527	1,388	2014	(c)	2011-2016		2016		--
Hepatitis C Franchise(b)	256	—	—	++		2027		2027		++
Reyataz	1,362	1,551	1,521	2017		2017-2019	(d)	2019		2017
Sustiva Franchise	1,444	1,614	1,527	2017	(e)	2013	(f)	++		++
Oncology
Erbitux*	723	696	702	2016	(g)	++		2016	(h)	++
Opdivo	6	—	—	2027		++		2026		++
Sprycel	1,493	1,280	1,019	2020		2020		2021		2020
Yervoy	1,308	960	706	2023	(h)	2021	(h)	++		++
Neuroscience
Abilify*	2,020	2,289	2,827	2015	(i)	2014	(j)	++		++
Immunoscience
Orencia	1,652	1,444	1,176	2019		2017	(h)	2018	(h)	++
Cardiovascular
Eliquis	774	146	2	2023		2022		2022		^

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
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.
++    We do not currently market the product in the country or region indicated.
--    There is uncertainty about China’s exclusivity laws which has resulted in generic competition in the China market.
^    There is uncertainty about China's exclusivity laws.

(a)
References to the EU throughout this Form 10-K include all member states of the European Union during the year ended December 31, 2014. Basic patent applications have not been filed in all current member states for all of the listed products. In some instances, the date of basic exclusivity loss will be different in various EU member states. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)	Exclusivity period relates to the Daklinza (daclatasvir) brand.

(c)
In September 2014, Teva Pharmaceuticals launched a generic version of Baraclude (entecavir). These actions follow a decision in June 2014 by the U.S. Court of Appeals for the Federal Circuit to uphold a lower court decision invalidating Baraclude’s patent in February 2013. A petition for a rehearing en banc was also denied in October 2014. The Company filed a petition for writ of certiorari with the U.S. Supreme Court in January 2015.

(d)	Data exclusivity in the EU expired in 2014 and market exclusivity expires between 2017 and 2019.

(e)
Exclusivity period relates to the Sustiva (efavirenz) brand and does not include exclusivity related to any combination therapy. The composition of matter patent for efavirenz in the U.S. expired in 2013 and the method of use patent for the treatment of HIV infection expired in September 2014. Pediatric exclusivity has been granted, which provides an additional six month period of exclusivity added to the term of the patents listed in the Orange Book. In October 2014, the Company announced that it has successfully resolved all outstanding U.S. patent litigation relating to efavirenz and that loss of exclusivity in the U.S. for efavirenz is not expected to occur until December 2017.

(f)
Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. Market exclusivity for Sustiva expired in November 2013 in countries in the EU. Data exclusivity for Sustiva expired in the EU in 2009.

(g)
Biologic product approved under a Biologics License Application (BLA). Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active ingredient in Erbitux*. Our rights to commercialize cetuximab terminate in 2018.

(h)	Exclusivity period is based on regulatory data protection.

(i)	In addition to anticipated loss of exclusivity, our U.S. commercialization rights of Abilify* (aripiprazole) terminate on April 20, 2015.

(j)	Our EU commercialization rights of Abilify* in the EU terminated in June 2014.

Below is a summary of the indication, intellectual property position, product partner, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and, where applicable, the EU and Japan.

Baraclude
Baraclude (entecavir) is a potent and selective inhibitor of hepatitis B virus that was approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic hepatitis B virus infection. Baraclude was discovered and developed internally.

In September 2014, Teva Pharmaceuticals launched a generic version of Baraclude (entecavir) and we have experienced a rapid and significant negative impact on U.S. net product sales of Baraclude beginning in the fourth quarter of 2014. These actions follow a decision in June by the U.S. Court of Appeals for the Federal Circuit to uphold a lower court decision invalidating Baraclude’s patent in February 2013. A petition for rehearing en banc was also denied in October 2014. The Company filed a petition for writ of certiorari requesting U.S. Supreme Court review in January 2015. For more information about this patent litigation matter, see “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies."
The composition of matter patent expires in the EU between 2011 and 2016 and in Japan in 2016. There is uncertainty about China’s exclusivity laws which has resulted in generic competition in the China market.
Bulk active entecavir is manufactured by both the company and a third party. The product is then finished in our facilities.

Hepatitis C Franchise
Daklinza (Daclatasvir (DCV)) is an oral small molecule NS5A replication complex inhibitor for the treatment of hepatitis C virus infection (HCV) and was approved in combination with other medicinal products in the EU across multiple genotypes in August 2014. The dual regimen with Sunvepra was also approved in Japan in July 2014. It is currently in the registrational process in the U.S. We own a patent covering daclatasvir as a composition of matter that expires in 2028 in the U.S.

Sunvepra (Asunaprevir (ASV)) is an oral small molecule NS3 protease inhibitor for the treatment of HCV, and was approved as a dual regimen of DCV+ASV in Japan in July 2014. In October 2014, we announced that we would not pursue FDA approval of the dual regimen and we have withdrawn our New Drug Application (NDA)for asunaprevir.
We manufacture our bulk requirements of daclatasvir and finish the product in our facilities. We obtain bulk requirements for asunaprevir from a third-party manufacturer and finish the product at a third-party facility.

Reyataz Franchise
Reyataz (atazanavir sulfate) is a protease inhibitor for the treatment of HIV. The Reyataz Franchise includes Reyataz and combination therapy Evotaz (atazanavir 300 mg and cobicistat 150 mg) , a once-daily single tablet two drug regimen combining Reyataz and Gilead Sciences, Inc.'s (Gilead) Tybost* (cobicistat) for the treatment of HIV-1 infection in adults.

We developed atazanavir under a worldwide license from Novartis Pharmaceutical Corporation (Novartis) for which a royalty is paid based on a percentage of net product sales. We are entitled to promote Reyataz for use in combination with Norvir* (ritonavir) under a non-exclusive license agreement with AbbVie Inc. (AbbVie), as amended, for which a royalty is paid based on a percentage of net product sales. We have a licensing agreement with Gilead for Evotaz, which was approved in January 2015.
Market exclusivity for Reyataz is expected to expire in 2017 in the U.S. and China and 2019 in the major EU member countries and Japan. Data exclusivity in the EU expired in 2014.
We manufacture our bulk requirements for atazanavir and finish the product in our facilities.

Sustiva Franchise
Sustiva (efavirenz) is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. The Sustiva Franchise includes Sustiva, an antiretroviral drug used in the treatment of HIV, as well as bulk efavirenz which is included in the combination therapy Atripla* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining our Sustiva and Gilead’s Truvada* (emtricitabine and tenofovir disoproxil fumarate). For more information about our arrangement with Gilead, see “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”

Rights to market efavirenz in the U.S., Canada, the UK, France, Germany, Ireland, Italy and Spain are licensed from Merck & Co., Inc. (Merck) for a royalty based on a percentage of revenues. Efavirenz is marketed by another company in Japan.

The composition of matter patent for efavirenz in the U.S. expired in 2013 and a method of use patent for the treatment of HIV infection expired in September 2014, with an additional six month period of pediatric exclusivity added to the term of these patents. In October 2014, the Company announced that it has successfully resolved all outstanding U.S. patent litigation relating to efavirenz and that loss of exclusivity in the U.S. for efavirenz is not expected to occur until December 2017.
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

Exclusive distribution rights in North America for cetuxmab were granted to the Company by ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly) and is part of our alliance with Lilly. For more information about our alliance with Lilly, see “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances”
Data exclusivity for Erbitux* in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active molecule in Erbitux*. Erbitux* has been approved by the FDA and other health authorities for monotherapy, for which there is no use patent. The use of Erbitux* in combination with 5-Fluorouracil (an anti-neoplastic agent) is approved by the FDA. Such combination use is claimed in a granted U.S. patent that expires in 2018 (including the granted patent term extension). This use patent was challenged by Yeda Research and Development Company Ltd. (Yeda). Pursuant to a December 2007 worldwide settlement agreement, Sanofi and Yeda granted ImClone a non-exclusive worldwide license under the use patent. Data exclusivity in Japan expires in 2016.
Yeda has the right to license the use patent to third parties and has granted Amgen, Inc. (Amgen) a license. Amgen received FDA approval to market an EGFR-product that competes with Erbitux*. Yeda’s license of the patent to third parties could result in product competition for Erbitux* that might not otherwise occur and we are unable to assess the potential impact of such competition.
We obtain our finished goods requirements for cetuximab for use in North America from Lilly. Lilly manufactures bulk requirements for cetuximab in its own facilities and filling and finishing is performed by a third party for which BMS has oversight responsibility. For a description of our supply agreement with Lilly, see “—Manufacturing and Quality Assurance” below.

Opdivo
Opdivo (nivolumab) is a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells. It is being investigated as an anticancer treatment. It is in Phase III trials (which commenced in 2012) in non-small cell lung cancer, renal cell cancer and melanoma. We jointly own a patent with Ono Pharmaceutical Co., LTD. (Ono) covering Opdivo as a composition of matter that expires in 2027 in the U.S. (excluding potential patent term extension). In December 2014, the FDA approved Opdivo for unresectable (inoperable) or metastatic melanoma, and disease progression following Yervoy and, if BRAF V600 mutation positive, a BRAF inhibitor. Opdivo was also approved in Japan in July 2014 for the same indication. The FDA has granted Fast Track designation for Opdivo in three tumor types: non-small cell lung cancer, renal cell carcinoma and metastatic melanoma, and it is in the registrational process for melanoma and non-small cell lung cancer in the U.S. and Europe. The FDA granted Breakthrough Therapy designation for Hodgkin Lymphoma in 2014.

We obtain our bulk requirements for Opdivo from a third party and finish the product in our facilities.

Sprycel
Sprycel (dasatinib) is a multi-targeted tyrosine kinase inhibitor approved for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate). Gleevec* is a trademark of Novartis.

Sprycel was internally discovered and is part of our alliance with Otsuka. For more information about our alliance with Otsuka Pharmaceutical Co., Ltd. (Otsuka), see “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances”
A patent term extension has been granted in the U.S. extending the term on the basic composition of matter patent covering dasatinib until June 2020. In 2013, the Company entered into a settlement agreement with Apotex regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate abbreviated New Drug Application (aNDA) product in September 2024, or earlier in certain circumstances. In the U.S., orphan drug exclusivity expired in 2013, which protected the product from generic applications for the currently approved orphan indications only.
In the majority of the EU countries, we have a composition of matter patent covering dasatinib that expires in April 2020 (excluding potential term extensions). The composition of matter patent expires in 2021 in Japan and in 2020 in China.
We manufacture our bulk requirements for dasatinib and finish the product in our facilities.

Yervoy
Yervoy (ipilimumab), a biological product, is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. Yervoy was approved in the U.S. in March 2011 and in the EU in July 2011. It is currently also being studied for other indications including lung cancer as well as adjuvant melanoma and hormone-refractory prostate cancer. For more information, about research and development of Yervoy, see “—Research and Development” below.

Yervoy was discovered by Medarex and co-developed by the Company and Medarex, which is now our subsidiary. We own a patent covering ipilimumab as a composition of matter that currently expires in 2022 in the U.S. and 2020 in the EU (excluding potential patent term extensions). Data exclusivity expires in 2023 in the U.S. and 2021 in the EU.
Bulk ipilimumab is manufactured by both the Company and a third party. The product is finished both in our facilities and at a third-party facility.

Abilify*
Abilify* (aripiprazole) is an atypical antipsychotic agent for adult patients with schizophrenia, bipolar mania disorder and major depressive disorder. Abilify* also has pediatric uses in schizophrenia and bipolar disorder, among others.

We have a global commercialization agreement with Otsuka, excluding Japan, China and certain other Asian countries. For more information about our arrangement with Otsuka, see “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”
The basic U.S. composition of matter patent covering aripiprazole and the term of the current Abilify* agreement expires on April 20, 2015 (including the granted patent term extension and six month pediatric extension).
A composition of matter patent is in force in major EU countries. The original expiration date of 2009 had been extended to 2014 by grant of a supplementary protection certificate in most EU countries. Data exclusivity and the rights to commercialize in the EU expired in June 2014.
We obtain our bulk requirements for aripiprazole from Otsuka. Both the Company and Otsuka finish the product in their own facilities.

Orencia
Orencia (abatacept), a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response to certain currently available treatments. Orencia is available in both an intravenous and subcutaneous formulation in the U.S., Europe and Japan.

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
See "—Alliances" below for further discussion of our collaborations with Ono for Orencia in Japan.

Eliquis
Eliquis (apixaban) is an oral Factor Xa inhibitor targeted at stroke prevention in atrial fibrillation and the prevention and treatment of venous thromboembolic (VTE) disorders. Apixaban was discovered internally and is part of our alliance with Pfizer, Inc. (Pfizer). For more information about our alliance with Pfizer, see “Item 8. Financial Statements—Note 3. Alliances.”

The composition of matter patent covering apixaban in the U.S. expires in February 2023 (excluding potential patent term extensions) and in the EU expires in 2022. We have applied for supplementary protection certificates. Some of these supplementary protection certificates have been granted and expire in 2026. Data exclusivity in the EU expires in 2021.
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

We concentrate our research and development efforts in the following disease areas with significant unmet medical needs: immuno-oncology, oncology, immunoscience, cardiovascular, virology, fibrotic diseases and genetically defined diseases. We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Drug development is time consuming, expensive and risky. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2009-2013, approximately 95% of the compounds that enter Phase I development fail to achieve regulatory approval. The failure rate for compounds that enter Phase II development is approximately 87% and for compounds that enter Phase III development, it is approximately 46%.

Total research and development expenses include the costs of discovery research, preclinical development, early- and late-stage clinical development and drug formulation, as well as post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. Research and development spending was $4.5 billion in 2014, $3.7 billion in 2013 and $3.9 billion in 2012 and includes payments under third-party collaborations and contracts. At the end of 2014, we employed approximately 8,500 people in R&D activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 30-45% of our annual R&D expenses in the last three years, no individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years.

Listed below are late-stage investigational compounds that we have in Phase III clinical trials or under regulatory review for at least one potential indication. Whether or not any of these or our other investigational compounds ultimately becomes one of our marketed products depends on the results of clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. However, as noted above, there can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound that is approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The patent coverage highlighted below includes patent terms and patent term extensions that have been granted.

Beclabuvir
Beclabuvir is an oral small molecule non-nucleoside NS5B inhibitor in Phase III development (which commenced in 2013) for the treatment of HCV. We own a patent covering Beclabuvir as a composition of matter that expires in 2027 in the U.S.

Elotuzumab
Elotuzumab is a humanized monoclonal antibody being investigated as an anticancer treatment, which was discovered by PDL BioPharma and is part of our alliance with AbbVie. It is in Phase III trials (which commenced in 2011) in multiple myeloma. FDA granted Breakthrough Therapy designation for elotuzumab for use in combination with lenalidomide and dexamethasone for the treatment of multiple myeloma in patients who have received one or more prior therapies. AbbVie owns a patent covering elotuzumab as a composition of matter that expires in 2026 in the U.S.

BMS-663068
BMS-663068 is an investigational compound being studied in HIV-1 which has shown antiviral activity in HIV-1 infected individuals. Attachment inhibitors have a distinct mode of action from other entry inhibitors, which prevent entry of HIV-1 into the host cell following attachment. BMS-663068 is a prodrug which is metabolized to the active basic compound. We hold a patent covering BMS-663068 as a composition of matter that expires in November 2027 in the U.S.

During 2014, we terminated our Phase III development for peginterferon lambda for the treatment of hepatitis C virus.

The following table lists potential additional indications and/or formulations of key marketed products that are in potentially registrational trials or currently under regulatory review:

Key marketed product	Potential indication and/or formulation

Hepatitis C Franchise	Combination with other antivirals for the treatment of HCV

Reyataz	Pediatric extension

Opdivo
Additional indications in melanoma, non-small cell lung cancer, hematology, renal cell carcinoma and head and neck cancer
Additional indications in melanoma, renal cell carcinoma and glioblastoma in combination with Yervoy

Yervoy
Additional indications in adjuvant melanoma, prostate cancer, non-small-cell lung cancer and small cell lung cancer
Additional indications in melanoma, renal cell carcinoma and glioblastoma in combination with Opdivo

Orencia	Additional indications in lupus nephritis and psoriatic arthritis, auto-injector device

The following key developments are currently expected to occur during 2015 with respect to our significant pipeline programs. The outcome and timing of these expected developments are dependent upon a number of factors including, among other things, the availability of data, the outcome of certain clinical trials, acceptance of presentations at certain medical meetings and/or actions by health authorities. We do not undertake any obligation to publicly update this information, whether as a result of new information, future events, or otherwise.

Hepatitis C Franchise	Data available from clinical trials Potential approval in the U.S. for daclatasvir

Opdivo
Potential approval in lung cancer in the US and EU and potential approval in melanoma in the EU.
Data available from clinical trials, including data from the 017 Phase III study in lung cancer.
Potential submissions in various tumors based on registrational trials.

Yervoy	Potential approval in adjuvant melanoma Data available from Phase III studies in prostate and lung cancer Potential submissions in various tumors based on registrational trials.

Elotuzumab	Data available from Phase III study in multiple myeloma

Alliances

We enter into alliances with third parties that transfer rights to develop, manufacture, market and/or sell pharmaceutical products that are owned by other parties. These alliances include licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements and joint ventures. When such alliances involve sharing research and development costs, the risk of incurring all research and development expenses for compounds that do not lead to revenue-generating products is reduced. However, profitability on alliance products is generally lower because profits from alliance products are shared with our alliance partners. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

Each of our alliances with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the other party’s material breach or bankruptcy (voluntary or involuntary) and product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 180 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize this product. Termination upon 30 to 90 days notice is generally available where an involuntary bankruptcy petition has been filed (and has not been dismissed) or a material breach by the other party has occurred (and not been cured). A number of alliance agreements also permit the alliance partner or us to terminate without cause, typically exercisable with substantial advance written notice and often exercisable only after a specified period of time has elapsed after the alliance agreement is signed. Our alliances typically do not otherwise contain provisions that provide the other party the right to terminate the alliance on short notice.

In general, we do not retain any rights to a product brought to an alliance by another party or to the other party’s intellectual property after an alliance terminates. The loss of rights to one or more products that are marketed and sold by us pursuant to an alliance could be material to our results of operations and cash flows could be material to our financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of our alliances generally are co-extensive with the exclusivity period and may vary on a country-by-country basis.

Our most significant current alliances for both currently marketed products and investigational compounds are described below.

Current Marketed Products—In-Licensed

Otsuka

We maintain a worldwide commercialization agreement with Otsuka to co-develop and co-promote Abilify* (the Abilify* Agreement), excluding certain Asian countries. The U.S. portion of the agreement was amended in 2009 and 2012 and expires upon the expected loss of product exclusivity on April 20, 2015. The agreement expired in all European Union (EU) countries in June 2014, and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country. For a detailed description of our share of the revenues and expenses for Abilify*, see “Item 8- Financial Statements —Note 3. Alliances.”

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

For a discussion of our Oncology Agreement with Otsuka, see “—Current Marketed Products—Internally Discovered” below. For further discussion of our alliance with Otsuka, see “Item 8. Financial Statements—Note 3. Alliances.”

Gilead

We have joint ventures with Gilead to develop and commercialize Atripla* in the U.S., Canada and in Europe. The Company and Gilead share responsibility for certain activities related to the commercialization of Atripla* in the U.S., Canada, throughout the EU and certain other European countries. Gilead recognizes 100% of Atripla* revenues in the U.S., Canada and most countries in Europe. Alliance and other revenues recognized for Atripla* include only the bulk efavirenz component of Atripla* which is calculated differently in the EU and the U.S. following the loss of exclusivity of Sustiva in the EU in 2013. The alliance and other revenues are deferred and the related alliance receivable is not recognized until Atripla* is sold to third-party customers.

The collaboration agreement governing the commercialization of Atripla* in the U.S. and Canada will continue until terminated by mutual agreement of the parties or otherwise as described below. In the event of a material breach by one party of the collaboration agreement, the non-breaching party may terminate the agreement only if the breaching party does not cure the material breach and both parties agree that it is both desirable and practicable to withdraw the combination product from the markets where it is commercialized. At such time as one or more generic versions of a party’s component product(s) are launched in the U.S., the other party will have the right to terminate the collaboration agreement and be in control of the joint venture and the commercialization of the combination product, both in the U.S. and Canada; however, for three years the terminated party will continue to receive a percentage of the net product sales based on the contribution of bulk components to Atripla*, and otherwise retains all rights to its own products.

In Europe, following the 2013 loss of exclusivity of Sustiva and effective January 1, 2014, the percentage of Atripla* net sales in Europe recognized by BMS is equal to the difference between the average net selling prices of Atripla* and Truvada*. This alliance will continue in Europe until either party terminates the arrangement or the last patent expiration occurs for Atripla*, Truvada*, or Sustiva.

In 2011, we entered into a licensing agreement with Gilead to develop and commercialize a fixed-dose combination containing Reyataz and Gilead’s cobicistat, a pharmacoenhancing or “boosting” agent that increases blood levels of certain HIV medicines to potentially allow for one pill once daily dosing. In April 2014, the Company filed a New Drug Application (NDA) with the FDA for this combination treatment. Evotaz (atazanavir 300 mg and cobicistat 150 mg) was approved by the FDA in January 2015.

For further discussion of our alliance with Gilead, see “Item 8. Financial Statements—Note 3. Alliances.”

Lilly

We have an EGFR commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the co-development and co-promotion of Erbitux* in the U.S., Canada and Japan. Under the EGFR agreement, with respect to Erbitux* net product sales in North America, Lilly receives a distribution fee based on a flat rate of 39% of net product sales in North America, plus reimbursement of certain royalties paid by Lilly, and the Company and Lilly share one half of the profits and losses evenly in Japan with Merck KgaA receiving the other half of the profits and losses in Japan. The parties share royalties payable to third parties pursuant to a formula set forth in the commercialization agreement. We purchase all of our North American commercial requirements for bulk Erbitux* from Lilly. The agreement expires as to Erbitux* in North America in September 2018.

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

We shared co-development and co-promotion rights to Erbitux* with Merck KGaA in Japan under an agreement signed in October 2007, with Lilly, Merck KGaA and Merck Japan. Erbitux* received marketing approval in Japan in July 2008 for the use of Erbitux* in treating patients with advanced or recurrent colorectal cancer and head and neck cancer in December 2012. In December 2014, BMS agreed to transfer its co-commercialization rights in Japan to Merck KGaA in May 2015 in exchange for future royalties through 2032 which will be included in other income when earned.

For further discussion of our alliance with Lilly, see “Item 8. Financial Statements—Note 3. Alliances.”

Current Marketed Products—Internally Discovered

Otsuka

Simultaneously with the extension of the Abilify* Agreement, in April 2009, the Company and Otsuka entered into an Oncology Agreement for Sprycel and Ixempra (ixabepilone), which includes the U.S., Japan and the EU markets (the Oncology Territory). Beginning in 2010 through 2020, a fee is paid to Otsuka annually based on percentages of the annual net product sales of Sprycel and Ixempra.

The Oncology Agreement expires with respect to Sprycel and Ixempra in 2020 and includes the same change-of-control provision if we were acquired as the Abilify* Agreement described above.

For a discussion of our Abilify* Agreement with Otsuka, see “—Current Marketed Products—In-Licensed” above. For further discussion of our alliance with Otsuka, see “Item 8. Financial Statements—Note 3. Alliances.”

In addition, in January 2007, we granted Otsuka exclusive rights in Japan to develop and commercialize Onglyza*. Under that agreement, we are entitled to receive milestone payments based on certain regulatory events, as well as sales-based payments following regulatory approval of Onglyza* in Japan, and we retained rights to co-promote Onglyza* with Otsuka in Japan. Otsuka is responsible for all development costs in Japan. In June 2012, Otsuka assigned all rights to Onglyza*, with the exception of specific transition services, to Kyowa Hakko Kirin (KHK). As part of its consent to this assignment, BMS waived its rights to co-promote Onglyza* in Japan.

In February 2014, we sold to AstraZeneca our diabetes business that was comprised of the global alliance with them, including all rights and ownership to Onglyza*. See“Item 8. Financial Statements—Note 3. Alliances” for further discussion.

AstraZeneca

In January 2007, we entered into a worldwide (except for Japan) co-development and co-commercialization agreement with AstraZeneca for Onglyza* (the Saxagliptin Agreement) and Farxiga* (the SGLT2 Agreement). In 2012, BMS and AstraZeneca Pharmaceuticals LP, a wholly-owned subsidiary of AstraZeneca, entered into an alliance regarding the worldwide development and commercialization of Amylin’s portfolio of products, including Bydureon*, Byetta*, Symlin* and Kombiglyze* was co-developed with AstraZeneca under the Saxagliptin Agreement. The exclusive rights to develop and sell Onglyza* in Japan were licensed to Otsuka in December 2006 and in June 2012 were assigned by Otsuka to KHK, which is described above.

In February 2014, we sold to AstraZeneca our diabetes business that was comprised of the global alliance with them, including all rights and ownership to Onglyza*, Farxiga*, Bydureon*, Byetta*, Symlin* and Myalept*. We and AstraZeneca terminated our existing alliance agreements in connection with the sale and entered into several new agreements, including a transitional services agreement, a supply agreement and a development agreement. Under the supply agreement, we will continue to manufacture Onglyza*, Kombiglyze* and Farxiga*.

For further discussion of our alliance with AstraZeneca, see “Item 8. Financial Statements—Note 3. Alliances” and “Investigational Compounds Under Development – Internally Discovered."

Pfizer

The Company and Pfizer are parties to a worldwide co-development and co-commercialization agreement for Eliquis, an anticoagulant discovered by us for the prevention and treatment of atrial fibrillation and VTE disorders. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies share commercialization expenses and profits and losses equally on a global basis.

For further discussion of our alliance with Pfizer, see “Item 8. Financial Statements—Note 3. Alliances.”

Ono

BMS and Ono have an alliance agreement to develop and commercialize Opdivo, an anti-PD-1 human monoclonal antibody being investigated as an anti-cancer treatment. BMS has the exclusive right to develop, manufacture and commercialize Opdivo in all territories worldwide except Japan, South Korea and Taiwan (where Ono was responsible for all development and commercialization prior to the amendment discussed below). Ono is entitled to receive royalties following regulatory approvals in all territories excluding the three countries listed above. The royalty rates are 4% in North America and 15% in all other applicable territories.

The alliance agreement was amended in July 2014 to provide for additional collaboration activities in Japan, South Korea and Taiwan pertaining to Opdivo and several other BMS compounds including ipilimumab, lirilumab, urelumab and BMS-986016 (anti-LAG3). Both parties have the right and obligation to jointly develop and commercialize the compounds. BMS is responsible for supply of the product. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also co-develop and co-commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted by both parties with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid to the other party when a sale is made to that other party’s assigned customer.

Other Alliances

In May 2013, BMS and Reckitt Benckiser Group plc (Reckitt) entered into a three year alliance regarding several over-the-counter-products sold primarily in Mexico and Brazil. Reckitt received the right to sell, distribute and market the products through May 2016 and will have certain responsibilities related to regulatory matters in the covered territory. BMS receives royalties on net product sales and exclusively supplies certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including the market authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

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

In February 2013, BMS and The Medicines Company entered into a two year alliance regarding Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics, Inc. in 2010). The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and had certain responsibilities related to regulatory matters in the covered territory. BMS exclusively supplied Recothrom to The Medicines Company pursuant to a supply agreement at cost plus a markup and received royalties on net product sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the alliance period, including the Recothrom BLA and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at that time). The Medicines Company exercised the option and acquired the business for $132 million in February 2015. Please see “Item 8. Financial Statements—Note 3. Alliances” for more information regarding the alliance.

Investigational Compounds Under Development—In-Licensed

AbbVie

In August 2008, we were granted exclusive rights from PDL BioPharma, Inc (now AbbVie) for elotuzumab, a humanized monoclonal antibody being investigated as treatment for multiple myeloma. Under the terms of the collaboration, we fund 80% of the development costs for elotuzumab. Upon commercialization, AbbVie will share 30% of all profits and losses in the U.S., and will be paid tiered royalties outside of the U.S. We will be solely responsible for commercialization of elotuzumab. In addition, AbbVie may receive milestone payments from us based on certain regulatory events and sales thresholds, if achieved.

Other Licensing Arrangements

In addition to the alliances described above, we have other in-licensing and out-licensing arrangements. With respect to in-licenses, we have agreements with Novartis for Reyataz and with Merck for efavirenz, among others. We also own certain compounds out-licensed to third parties for development and commercialization, including those obtained from our acquisitions. We are entitled to receive milestone payments as these compounds move through the regulatory process and royalties based on net product sales, if and when the products are commercialized.

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

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical, the company files an NDA. If the medicine is a biological product, a Biologics License Application (BLA) is filed. The type of application filed affects regulatory exclusivity rights.

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

Medicines approved under an NDA can also receive several types of regulatory data protection. An innovative chemical pharmaceutical is entitled to five years of regulatory data protection in the U.S., during which competitors cannot file with the FDA for approval of generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its aNDA after the fourth year of the five-year data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in a new formulation, but not for the drug itself, or for a new indication on the basis of new clinical trials, receives three years of data protection for that formulation or indication.

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

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues were as follows:

	2014	2013	2012
McKesson Corporation	20%	19%	23%
Cardinal Health, Inc.	12%	14%	19%
AmerisourceBergen Corporation	17%	15%	14%

Our U.S. business has Inventory Management Agreements (IMAs) with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The IMAs, including those with our three largest wholesalers, expired in December 2014. The Company has negotiated extensions to its IMAs with its three largest wholesalers through March 2015 and is in continuing discussions with certain of its U.S. wholesaler customers about extending and renewing its agreements for periods beyond their current expiration.

In a number of defined countries outside of the U.S., we have established a full scale distributor model to make medically necessary drugs available to patients. We continue to own the marketing authorization and trademarks for these products, but have contracted the services of a full-service distributor to provide distribution and logistics; regulatory and pharmacovigilance; and sales, advertising and promotion for certain products. These contracts clearly define terms and conditions, along with the services we will provide (such as supply through a firm order period). We monitor in-country sales and forecasts to ensure that reasonable inventory levels for all products for sale are maintained to fully and continuously meet the demand for the products within the distributor’s territory or responsibility. Sales in these distributor-based countries represented approximately 1% of the Company’s total revenues in 2014.

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

The Federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw or delay product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, civil, monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations and cash flows.

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

Our pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, France, Italy, Ireland, Japan, Mexico and China and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to continue modification of our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. The FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. We have also announced plans to build a new large-scale biologics manufacturing facility in Cruiserath, Ireland.

We rely on third parties to manufacture or supply us with all or a portion of the active ingredients necessary for us to manufacture various products, including Baraclude, the Sustiva Franchise, Erbitux*, Yervoy, Reyataz, Abilify*, Orencia, Eliquis. Beginning February 1, 2014, following the sale of our diabetes business to AstraZeneca, AstraZeneca assumed manufacturing responsibilities for Bydureon* and Byetta*. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we will rely on the capacity of our Devens, Massachusetts facility and the capacity available at our third-party contract manufacturers to manufacture Orencia.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis. We expended approximately $18 million in 2014, $19 million in 2013 and $21 million in 2012 on capital projects undertaken specifically to meet environmental requirements. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 17 current or former facilities. We have also been identified as a “potentially responsible party” (PRP) under applicable laws for environmental conditions at approximately 21 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Employees

As of December 31, 2014, we employed approximately 25,000 people.

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. The change in foreign exchange rates had a net unfavorable impact on the growth rate of revenues in 2014. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on the growth rate of revenues, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Bristol-Myers Squibb Website

Our internet website address is www.bms.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (SEC).

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

We incorporate by reference certain information from parts of our proxy statement for the 2014 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2015 Annual Meeting of Stockholders and 2014 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 23, 2015.

Item 1A.	RISK FACTORS.

Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results, or credit ratings, which could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also impair our operations or financial condition.

We face intense competition from other manufacturers, including for both innovative medicines and lower-priced generic products.
BMS is dependent on the uptake and market expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners, to deliver future growth. Competition is a major global challenge and includes (i) lower-priced generics and increasingly aggressive generic commercialization tactics, (ii) lower prices from other companies' products, real or perceived superior efficacy (benefit) or safety (risk) profiles, or other differentiating factors, (iii) technological advances and patents attained by our competitors, (iv) clinical study results from our products or a competitor’s products that affect the value proposition for our products, (v) business combinations among our competitors and major customers, and (vi) competing interests for external partnerships to develop and bring new products to markets. We could also experience limited or blocked market access due to real or perceived differences in value propositions for our products compared with competitors.

We could lose market exclusivity of a product earlier than expected.
In the pharmaceutical and biotechnology industries, the majority of an innovative product’s commercial value is realized during its market exclusivity period. In the U.S. and in some other countries, when market exclusivity expires and generic versions are approved and marketed or when biosimilars are introduced (even if only for a competing product), there are usually very substantial and rapid declines in a product’s revenues.

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain patent and other intellectual property rights, or limitations on the use or loss of such rights, could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those markets. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions can be approved and marketed.

Generic and biosimilar product manufacturers are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been and are likely to continue to be subject to patent litigation. In some cases, manufacturers may seek regulatory approval by submitting its own clinical trial data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. For example, we experienced a rapid and significant negative impact on U.S. Baraclude net product sales in the fourth quarter of 2014 due to the launch of generic entecavir following a federal court’s decision to invalidate the composition of matter patent in February 2013. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this Form 10-K. In addition, some countries, such as India, are allowing competitors to manufacture and sell competing generic products, known as compulsory licensing, which negatively impacts the protections afforded the Company. Lower-priced biosimilars for BMS biologic products or competing biologics could introduce new competition for key products, potentially impacting our volumes and prices.

Increased pricing pressure and other restrictions in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and programs, among others, could negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio from market access, pricing and rebates and other restrictions in the U.S., the EU and other regions around the world, including from (i) rules and practices of managed care organizations and institutional and governmental purchasers; (ii) judicial decisions and governmental laws and regulations for Medicare, Medicaid and U.S. healthcare reform, including the 2010 Patient Protection and Affordable Care Act; (iii) the potential impact of pharmaceutical reimbursement, Medicare Part D Formularies and product pricing in general; (iv) delays in gaining reimbursement; (v) government price erosion mechanisms across Europe and in other countries, resulting in deflation for pharmaceutical product pricing; (vi) collection delays in government-funded public hospitals outside the U.S. (vii) the impact on pricing from parallel trade across borders; (viii) other developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (ix) limited or blocked market access due to real or perceived differences in value propositions for our products compared to competing products.

We may experience difficulties or delays in the development and commercialization of new products.
Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Developing and commercializing new compounds and products include inherent risks and uncertainties, including (i) due to efficacy and safety concerns, delayed or denied regulatory approvals, delays or challenges with producing products on a commercial scale or excessive costs to manufacture them; (ii) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; (iv) failure of one or more of our products to achieve or maintain commercial viability, (v) changes in regulatory approval processes may cause delays or denials of new product approvals.

Regulatory approval delays are especially common when a product is expected to have a Risk Evaluation and Mitigation Strategy, as required by the FDA to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs (including in-process research and development (IPR&D)) are cancelled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent an increasing percentage of our pretax income, including royalties related to our Sanofi alliance, out-licensed intellectual property and contingent proceeds resulting from the divestiture of the diabetes business. Pretax income generated from royalties were approximately $850 million in 2014. Our pretax income could be adversely affected if the royalty streams decline in future periods.

Failure to execute our business strategy could adversely impact our growth and profitability.
We may not be able to consistently maintain a rich pipeline, through internal R&D programs or transactions with third parties, to support future revenue growth. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. We also may not be able to successfully realize the expected efficiencies and effectiveness from changes in our structure and operations to further our diversified specialty biopharmaceuticals strategy. If we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change and transformational issues, and manage our costs effectively, our operating results and financial condition could be negatively impacted.

Failure to attract and retain highly qualified personnel could affect our ability to successfully develop and commercialize products.
Our success is largely dependent on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense. We cannot be sure that we will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.

The public announcement of data from clinical studies or news of any developments related to our late-stage immuno-oncology compounds is likely to cause significant volatility in our stock price. If the development of any of our key immuno-oncology compounds, whether alone or as part of a combination therapy, is delayed or discontinued, our stock price could decline significantly.
We are focusing our efforts and resources in certain disease areas. With our more focused portfolio, investors are placing heightened scrutiny on some of our late-stage compounds. In particular, Opdivo is an important asset in our immuno-oncology portfolio. During 2014, we announced multiple regulatory milestones for Opdivo, a fully human monoclonal antibody being investigated as an anticancer treatment in non-small-lung cancer, renal cell cancer and melanoma, along with other tumor types, alone or in combination with other approved cancer products such as Yervoy. In 2015, we expect to receive further news from ongoing clinical trials and health authorities.

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

Any businesses we acquire in the future may underperform, and we may not be able to successfully integrate them into our existing business.
We may continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates, may not materialize due to lower product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Substantial difficulties, costs and delays could result from integrating our acquisitions, including for (i) R&D, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; (iii) company cultures; (iv) compensation structures and other human resource activities; and (v) tax considerations.

We depend on several key products for most of our revenues, cash flows and earnings.
We have historically derived a majority of our revenue and earnings from several key products and while we are not as heavily dependent on one or two products as in past years, our dependence on the profitability of our products is likely to continue. For instance, in 2014, Abilify* revenues of $2.0 billion represented 13% of revenues. Orencia and Sprycel revenues totaled $1.7 billion and $1.5 billion and represented 10% and 9% of revenues, respectively. While we will lose our rights to Abilify* in the U.S. and most international markets on April 20, 2015. We expect that growth products such as Yervoy, Eliquis and Opdivo will become an increasing important part of our revenue base. A reduction in revenues from one or more of these products could significantly negatively impact our revenues, cash flows and earnings.

Changes in U.S. or foreign laws and regulations may negatively affect our revenues and profit margins.
We could become subject to new government laws and regulations, which could negatively affect our business, our operating results and the financial condition of our Company, such as (i) additional healthcare reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) increasing tax revenues in the U.S. or other countries as a means to reduce debt by changing tax rates; limiting, phasing-out or eliminating deductions or tax credits; modifying tax collection processes; taxing certain tax havens; taxing certain excess income from intellectual property; changing rules for earnings repatriations; and changing other tax laws; (iii) new laws, regulations and judicial or other governmental decisions affecting pricing, drug reimbursement, receivable payments, and access or marketing within or across jurisdictions; (iv) changes in intellectual property law; (v) changes in accounting standards; (vi) increasing data privacy regulations and enforcement; (vii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals, and (viii) the potential impact of importation restrictions, legislative and/or other regulatory changes.

Product labeling changes for our marketed products could result in a negative impact on revenues.
We or regulatory authorities may need to change the labeling for any pharmaceutical product, including after a product has been marketed for several years. These changes are often the result of additional data from post-marketing studies, head-to-head trials, adverse events reports, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy) or other studies or post-marketing experience that produce important additional information about a product. New information added to a product’s label can affect its risk-benefit profile, leading to potential recalls, withdrawals, or declining revenue, as well as product liability claims. Sometimes additional information from these studies identifies a portion of the patient population that may be non-responsive to a medicine or would be at higher risk of adverse reactions and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they could also be sponsored by competitors, insurance companies, government institutions, managed care organizations, scientists, investigators, or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each product, it can also negatively impact our revenues due to inventory returns and a more limited patient population going forward. Additionally, certain study results, especially from head-to-head trials, could affect a product’s formulary listing, which could also adversely affect revenues.

We could experience difficulties and delays in the manufacturing, distribution and sale of our products.
Our product supply and related patient access could be negatively impacted by, among other things: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) disruption in supply chain continuity including from natural or man-made disasters at one of our facilities or at a critical supplier, as well as our failure or the failure of any of our suppliers to comply with Current Good Manufacturing Practices and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; and (viii) other manufacturing or distribution issues, including limits to manufacturing capacity due to regulatory requirements, and changes in the types of products produced, such as biologics, physical limitations or other business interruptions.

Adverse outcomes in legal matters could negatively affect our business.
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries, where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) anti-bribery regulations, such as the U.S. Foreign Corrupt Practice Act or UK Anti-Bribery Act, (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws; (viii) environmental, health, safety and sustainability matters; and (iv) tax liabilities.

We depend on third parties to meet their contractual, regulatory, and other obligations.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, information technology and other business unit and functional services, and meet their contractual, regulatory, and other obligations. Some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risk given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on the Company’s operations and results. In addition, if these third parties violate or are alleged to have violated any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, U.K. Bribery Act and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including from cyber security and data leakage.
A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems, or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems, in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue. We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Social media platforms present risks and challenges.
The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others through external media channels could lead to information loss, as there might not be structured processes in place to secure and protect information. Identifying new points of entry as social media continues to expand presents new challenges.

Adverse changes in U.S., global, regional or local economic conditions could adversely affect our profitability.
Global economic risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. The world’s major economies hold historically-high debt levels and many are experiencing slow growth and high unemployment rates. Several risks lie ahead, including the management of the U.S. debt and the European sovereign debt. We have significant operations in Europe, including for manufacturing. We have exposure to customer credit risks in Europe, including from government-guaranteed hospital receivables in markets where payments are not received on time. In addition, future pension plan funding requirements continue to be sensitive to global economic conditions and the related impact on equity markets. We are also exposed to other commercial risks and economic factors over which we do not have any control, which could pose significant challenges to our underlying profitability.

Changes in foreign currency exchange, interest and tax rates could have a material adverse effect on our operating results and liquidity.
We have significant operations outside of the U.S. generating approximately 51% of our revenues in 2014. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar against the euro, Japanese yen, Chinese renminbi, Canadian dollar and South Korean won, among others, which can be difficult to mitigate. For example, as of February 2, 2015, the U.S. dollar strengthened against the euro by approximately 15% and against the Japanese yen by approximately 11% compared to average rates for 2014. Derivative financial instruments are used to hedge certain, but not all, underlying economic exposures. All of the financial instruments used, including derivatives, are subject to counterparty credit risk. In addition, the results of our operations could be negatively impacted by any member country exiting the EU. We are also exposed to changes in interest rates. Our ability to access money markets and/or capital markets could be impeded if adverse liquidity market conditions occur. Debt ratings would be pressured if financial and clinical expectations are not met.

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
Our world headquarters are located at 345 Park Avenue, New York, NY, where we lease approximately 81,000 square feet of floor space. We own or lease approximately 184 properties in 50 countries.
We manufacture products at 11 worldwide locations, all of which are owned by us. Our manufacturing locations and aggregate square feet of floor space by geographic area were as follows at December 31, 2014:

	Number of Locations	Square Feet
United States	4	2,127,000
Europe	4	1,557,000
Rest of the World	3	514,000
Total	11	4,198,000
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

Not applicable.

PART IA
Executive Officers of the Registrant
Listed below is information on our executive officers as of February 13, 2015. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Lamberto Andreotti Chief Executive Officer and Director Member of the Senior Management Team	64	2009 to 2010 – President and Chief Operating Officer and Director of the Company. 2010 to present – Chief Executive Officer and Director of the Company.
Charles Bancroft Executive Vice President and Chief Financial Officer Member of the Senior Management Team	55	2010 to 2011 – Chief Financial Officer of the Company. 2011 to present – Executive Vice President and Chief Financial Officer of the Company.
Giovanni Caforio, M.D. Chief Operating Officer and Director Member of the Senior Management Team	50
2009 to 2010 – Senior Vice President, Oncology, U.S. and Global Commercialization.
2010 to 2011 – Senior Vice President, Oncology and Immunology, Global Commercialization.
2011 to 2013 – President, U.S. Pharmaceuticals.
2013 to 2014 – Executive Vice President and Chief Commercial Officer.
2014 to present – Chief Operating Officer and Director of the Company.

Joseph C. Caldarella Senior Vice President and Corporate Controller	59	2005 to 2010 – Vice President and Corporate Controller. 2010 to present – Senior Vice President and Corporate Controller.
Francis Cuss, MB BChir, FRCP Executive Vice President and Chief Scientific Officer Member of the Senior Management Team	60
2006 to 2010 – Senior Vice President, Discovery and Exploratory Clinical Research.
2010 to 2013 – Senior Vice President, Research.
2013 to present – Executive Vice President and Chief Scientific Officer.

John E. Elicker Senior Vice President, Public Affairs and Investor Relations Member of the Senior Management Team	55	2002 to 2010 –Vice President, Investor Relations. 2010 to 2012 – Senior Vice President, Investor Relations. 2012 to present – Senior Vice President, Public Affairs and Investor Relations.
Ann Powell Judge Senior Vice President, Global Human Resources Member of the Senior Management Team	49	2009 to 2013 – Chief Human Resources Officer, Shire Pharmaceuticals. 2013 to present – Senior Vice President, Global Human Resources.
Sandra Leung Executive Vice President, General Counsel and Corporate Secretary Member of the Senior Management Team	54	2007 to 2014 – General Counsel and Corporate Secretary. 2014 to present – Executive Vice President, General Counsel and Corporate Secretary.
Samuel J. Moed Senior Vice President, Strategic Planning and Analysis Member of the Senior Management Team	52	2005 to 2010 – Senior Vice President, Worldwide Strategy and Operations. 2010 to 2012 – Senior Vice President, Strategy. 2012 to present – Senior Vice President, Strategic Planning and Analysis.
Anne Nielsen Senior Vice President and Chief Compliance and Ethics Officer Member of the Senior Management Team	54
2009 to 2013 – Vice President and Associate General Counsel.
2013 to 2013 – Senior Vice President and Deputy General Counsel.
2013 to present – Senior Vice President and Chief Compliance and Ethics Officer.

Louis S. Schmukler President, Global Manufacturing and Supply Member of the Senior Management Team	59	2009 to 2011 – Senior Vice President, Specialty/Biotechnology Operating Unit, Pfizer. 2011 to present – President, Global Manufacturing and Supply.
Paul von Autenried Senior Vice President, Enterprise Services and Chief Information Officer Member of the Senior Management Team	53
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
Market Prices
Bristol-Myers Squibb common stock is traded on the New York Stock Exchange (NYSE) (Symbol: BMY). A quarterly summary of the high and low market prices is presented below:

	2014		2013
	High	Low	High	Low
Common:
First Quarter	$56.61	$48.54	$41.19	$32.71
Second Quarter	52.19	46.59	47.68	39.68
Third Quarter	51.96	47.86	47.53	41.32
Fourth Quarter	61.30	48.92	53.84	46.41

Holders of Common Stock

The number of record holders of common stock at December 31, 2014 was 48,342.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Our Board of Directors declared the following quarterly dividends per share, which were paid in the periods indicated below:

	Common		Preferred
	2014	2013	2014	2013
First Quarter	$0.36	$0.35	$0.50	$0.50
Second Quarter	0.36	0.35	0.50	0.50
Third Quarter	0.36	0.35	0.50	0.50
Fourth Quarter	0.36	0.35	0.50	0.50
	$1.44	$1.40	$2.00	$2.00
In December 2014, our Board of Directors declared a quarterly dividend of $0.37 per share on our common stock which was paid on February 2, 2015 to shareholders of record as of January 2, 2015. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 2, 2015 to shareholders of record as of February 6, 2015.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the 12 month period ended December 31, 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2014	47,745	$53.20	—	$1,368
February 1 to 28, 2014	17,787	$51.66	—	$1,368
March 1 to 31, 2014	2,541,287	$54.12	—	$1,368
Three months ended March 31, 2014	2,606,819		—
April 1 to 30, 2014	10,190	$51.63	—	$1,368
May 1 to 31, 2014	35,296	$49.81	—	$1,368
June 1 to 30, 2014	12,703	$49.15	—	$1,368
Three months ended June 30, 2014	58,189		—
July 1 to 31, 2014	15,505	$48.41	—	$1,368
August 1 to 31, 2014	5,111	$49.56	—	$1,368
September 1 to 30, 2014	6,826	$51.16	—	$1,368
Three months ended September 30, 2014	27,442		—
October 1 to 31, 2014	16,771	$51.21	—	$1,368
November 1 to 30, 2014	22,600	$57.98	—	$1,368
December 1 to 31, 2014	20,151	$59.24	—	$1,368
Three months ended December 31, 2014	59,522		—
Twelve months ended December 31, 2014	2,751,972		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by an additional $3.0 billion. The repurchase program does not have an expiration date and we may consider future repurchases.

Item 6.	SELECTED FINANCIAL DATA.
Five Year Financial Summary

Amounts in Millions, except per share data	2014	2013	2012	2011	2010
Income Statement Data:(a)
Total Revenues	$15,879	$16,385	$17,621	$21,244	$19,484
Continuing Operations:
Net Earnings	2,029	2,580	2,501	5,260	4,513
Net Earnings Attributable to:
Noncontrolling Interest	25	17	541	1,551	1,411
BMS	2,004	2,563	1,960	3,709	3,102

Net Earnings per Common Share Attributable to BMS:
Basic	$1.21	$1.56	$1.17	$2.18	$1.80
Diluted	$1.20	$1.54	$1.16	$2.16	$1.79

Average common shares outstanding:
Basic	1,657	1,644	1,670	1,700	1,713
Diluted	1,670	1,662	1,688	1,717	1,727

Cash dividends paid on BMS common and preferred stock	$2,398	$2,309	$2,286	$2,254	$2,202

Cash dividends declared per common share	$1.45	$1.41	$1.37	$1.33	$1.29

Financial Position Data at December 31:
Cash and cash equivalents	$5,571	$3,586	$1,656	$5,776	$5,033
Marketable securities(b)	6,272	4,686	4,696	5,866	4,949
Total Assets	33,749	38,592	35,897	32,970	31,076
Long-term debt(c)	7,242	7,981	7,232	5,376	5,328
Equity	14,983	15,236	13,638	15,867	15,638

(a)
For a discussion of items that affected the comparability of results for the years 2014, 2013 and 2012, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(b)	Includes current and non-current marketable securities.

(c)	Includes the current portion of long-term debt.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases.

We continue to evolve our business to a leading diversified specialty biopharma company. The evolution was accelerated as a result of the diabetes business divestiture and continued focus on certain therapeutic areas, including immuno-oncology. The following provides a brief summary of certain key events in 2014 ,as discussed in more detail throughout this report.

Opdivo was approved in the U.S. and Japan for unresectable or metastatic melanoma, and we announced positive results from certain other studies in melanoma, lung, Hodgkin Lymphoma and renal cell carcinoma. Several clinical collaborations were also entered into by us to seek opportunities to strategically combine Opdivo with other targeted agents in more than a dozen tumor types. Eliquis obtained an important label extension in 2014. We received regulatory approvals for our Hepatitis C Franchise, including Daklinza in the EU and our dual regimen of Daklinza and Sunvepra in Japan. Several business development transactions were completed in 2014, to advance our pipeline in other therapeutic areas, including fibrosis and genetically defined diseases. We are also expanding our biologics manufacturing capacity at Devens, Massachusetts and announced plans to build a new facility in Ireland.

Our revenues decreased by 3% in 2014 as a result of the diabetes business divestiture, exclusivity losses and expiration of rights partially offset by higher sales of key products, including recently launched products in certain markets. Our focus to optimize global brands and key markets accelerated growth of several key products. Eliquis sales increased in 2014 by $628 million following its global launch in 2013. Yervoy sales increased by 36%, or $348 million, from continued penetration in the U.S. community-based setting and first line indication and improved access internationally. Hepatitis C Franchise sales were $256 million following launches in Japan and certain EU countries. We expect these products will continue to grow in 2015 along with Orencia, Sprycel and recently launched Opdivo which will partially offset revenue reductions resulting from the expiration of certain rights pertaining to Abilify* in the U.S., royalty and alliance agreements, exclusivity losses for Baraclude in the U.S. and changes in foreign currency rates.

Higher pension and research and development related charges contributed to the reduction of GAAP EPS from $1.54 in 2013 to $1.20 in 2014. Non-GAAP EPS increased from $1.82 to $1.85. Proceeds from the diabetes divestiture increased cash and marketable securities by $3.5 billion.

Highlights
The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2014	2013	2012
Total Revenues	$15,879	$16,385	$17,621
Total Expenses	13,498	13,494	15,281
Earnings before Income Taxes	2,381	2,891	2,340
Provision for/(Benefit from) Income Taxes	352	311	(161)
Effective tax/(benefit) rate	14.8%	10.8%	(6.9)%

Net Earnings Attributable to BMS
GAAP	2,004	2,563	1,960
Non-GAAP	3,085	3,019	3,364

Diluted Earnings Per Share
GAAP	1.20	1.54	1.16
Non-GAAP	1.85	1.82	1.99

Cash, Cash Equivalents and Marketable Securities	11,843	8,272	6,352

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures see “—Non-GAAP Financial Measures."

Strategy

We continue to transform BMS into a leading diversified specialty biopharma company focused exclusively on discovering, developing, and delivering innovative medicines that address serious unmet medical needs. We continue to evolve driven by this fundamental objective as we grow our marketed products and progress our pipeline.

We are developing new medicines in the following core therapeutic areas: oncology, virology, immuno-oncology, specialty cardiovascular disease, fibrosis and genetically defined diseases. We are pioneering innovative medicines in the area of immuno-oncology which unlock the body’s own immune system to battle cancer. Yervoy (ipilimumab), our first immuno-oncology agent, was introduced in 2011 for the treatment of metastatic melanoma. During 2014, we announced multiple regulatory milestones in the U.S. and European Union (EU) for Opdivo (nivolumab), an investigational PD-1 immune checkpoint inhibitor. We continue to invest significantly in our deep pipeline of innovative medicines covering a broad array of cancers and have entered into several collaboration agreements to research and develop Opdivo and other approved or investigational oncology agents in combination regiments.

We are evolving our commercial model and growing our marketed product portfolio in a manner consistent with our overall strategy. In oncology, we are building on the success of Yervoy, which yielded 2014 revenues of approximately $1.3 billion, and other products such as Sprycel (dasatinib) and Erbitux* (cetuximab). Beyond oncology, we remain strongly committed to Eliquis (apixaban) which launched globally in 2013 via our alliance with Pfizer, Inc (Pfizer). Eliquis received regulatory approval in the U.S. and EU for the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE) in adults, among other related indications. We also continue to support key brands in our virology franchise such as Reyataz (atazanavir sulfate) and Baraclude (entecavir). In 2014, we achieved several regulatory milestones for our hepatitis C portfolio and launched the Daklinza (daclatasvir) and Sunvepra (asunaprevir) dual regimen in Japan and launched Daklinza in the EU. In addition, we continue to invest in Orencia (abatacept) which accounted for approximately $1.7 billion in revenues in 2014.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of key brands, executing new product launches, investing in our pipeline, focusing on prioritized markets, increasing investments in our biologics manufacturing capabilities, maintaining a culture of continuous improvement and pursuing disciplined capital allocation, including through business development.

Product and Pipeline Developments
Our R&D programs are managed on a portfolio basis from early discovery through late-stage development. We continually evaluate our portfolio to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. Our R&D programs in Phase III development are considered significant, as these programs constitute our late-stage development pipeline. These development programs include both investigational compounds in Phase III development for initial indications and marketed products in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-45% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years, although we do not expect all of our late-stage development programs to make it to market. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Opdivo (nivolumab) - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.
Unresectable (inoperable) or metastatic (advanced) melanoma

•
In December 2014, the Company announced that the U.S. Food and Drug Administration (FDA) approved Opdivo for the treatment of unresectable or metastatic melanoma and disease progression following Yervoy (ipilimumab) and, if BRAF V600 mutation positive, a BRAF inhibitor. This indication is approved under accelerated approval based on tumor response rate and durability of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the confirmatory trials.

•
In November 2014, the Company announced results from CheckMate-066, a Phase III randomized double blind study, comparing Opdivo to the chemotherapy dacarbazine (DTIC) in patients with treatment naïve BRAF wild-type advanced melanoma (n=418). The study met the primary endpoint of overall survival (OS) with the median OS not reached for Opdivo versus 10.8 months for DTIC. The one-year survival rate was 73% for Opdivo versus 42% for DTIC and there was a 58% decrease in the risk of death for patients treated with Opdivo (Hazard Ratio for death [HR]: 0.42, P<0.0001). This survival advantage was also observed in Opdivo-treated patients in both PD-L1 positive and PD-L1 negative patients.

•
In September 2014, the Company announced results from CheckMate-037, a Phase III randomized, controlled open-label study of Opdivo versus investigator’s choice chemotherapy (ICC) in patients with advanced melanoma who were previously treated with Yervoy. Based on a planned interim analysis of the co-primary endpoint, the objective response rate was 32% (95% CI = 24, 41) in the Opdivo arm (n=120) and 11% (95% CI = 4, 23) in the ICC reference arm (n=47) in patients with at least six months of follow up.

•
In September 2014, the European Medicines Agency (EMA) validated for review the Marketing Authorization Application (MAA) for Opdivo in advanced melanoma. The application has also been granted accelerated assessment by the EMA’s Committee for Medicinal Products for Human Use (CHMP).

•
In June 2014, the Company announced that a randomized blinded comparative Phase III study evaluating Opdivo versus dacarbazine in patients with previously untreated BRAF wild-type advanced melanoma (CheckMate-066) was stopped early because an analysis conducted by the independent Data Monitoring Committee (DMC) showed evidence of superior OS in patients receiving Opdivo compared to the control arm. Patients in the trial will be unblinded and allowed to cross over to Opdivo.

•
In June 2014, the Company announced follow up results from a Phase Ib dose-ranging trial evaluating the safety and activity of the combination regimen of Opdivo and Yervoy given either concurrently or sequentially in patients with advanced melanoma (Study-004, n=127). After an additional year of follow up of the cohort that received the concurrent combination regimen of Opdivo 1 mg/kg plus Yervoy 3 mg/kg (n=17), the one-year OS rate was 94% and the two-year OS rate was 88%. These are the doses used in the ongoing Phase II and Phase III melanoma trials, CheckMate-069 and -067. No new safety signals were reported in the concurrent combination cohorts with additional follow up (n=53).

•
In May 2014, the Company announced updated survival data from the advanced melanoma cohort (n=107) of the expanded Phase Ib dose-ranging study of Opdivo, administered as a single agent (Study-003). Results showed sustained activity in this heavily pre-treated patient population as defined by two- and three-year survival rates of 48% and 41%, respectively, across dose cohorts.

Non-small cell lung cancer

•
In January 2015, the Company announced that an open-label, randomized Phase III study evaluating Opdivo versus docetaxel in previously treated patients with advanced squamous cell non-small cell lung cancer (NSCLC) was stopped early because an assessment conducted by the independent DMC concluded that the study met its endpoint, demonstrating superior OS in patients receiving Opdivo compared to the control arm. The Company will share this data – which for the first time indicate a survival advantage with an anti-PD1 immune checkpoint inhibitor in lung cancer – with health authorities.

•
In October 2014, the Company announced results from CheckMate-063, a Phase II single-arm, open-label study of Opdivo, administered as a single agent in patients with advanced squamous cell NSCLC who have progressed after at least two prior systemic treatments with 65% receiving three or more prior therapies (n=117). With approximately 11 months of minimum follow up, the objective response rate (the study’s primary endpoint) was 15% (95% CI = 8.7, 22.2), as assessed by an independent review committee (IRC) using RECIST 1.1 criteria and the median duration of response was not reached. The estimated one-year survival rate was 41% (95% CI = 31.6, 49.7) and the median overall survival (mOS) was 8.2 months (95% CI = 6.05, 10.91).

•	In September 2014, the EMA validated for review the MAA for Opdivo in advanced squamous cell NSCLC, the first completed regulatory submission for a PD-1 immune checkpoint inhibitor in this tumor type.

•
In May 2014, the Company announced results from a Phase1b study evaluating the safety and efficacy of Opdivo as a single agent in patients with advanced squamous cell NSCLC who were previously treated (Study-003) and a Phase 1b study evaluating Opdivo as a single agent in chemotherapy-naïve patients (CheckMate-012). In Study-003, the two-year survival rate was 24% across doses (n=129) for previously-treated patients who received Opdivo as a single agent and highest at 45% in patients who received the 3 mg/kg dose (n=37). In CheckMate-012, the overall response rate was 50% in PD-L1 positive tumors and 0% in PD-L1 negative tumors for chemotherapy-naïve patients who received Opdivo as a single agent (n=20). The types of treatment-related serious adverse events (SAEs) in CheckMate-012 were consistent with those in other Opdivo trials with 15% of patients experiencing grade 3-4 treatment-related SAEs. CheckMate-012 is a multi-arm study evaluating Opdivo as both monotherapy and in combination with other agents.

•
In April 2014, the Company met with the FDA regarding the results of Study 063, which evaluated Opdivo in third-line squamous cell NSCLC, and initiated a rolling submission for this indication based on Study-063. The Company completed the rolling submission in December 2014.

Other indications

•
In December 2014, the Company announced results from a cohort of patients in its ongoing Phase 1b trial (CheckMate-039) which evaluated Opdivo in patients with relapsed or refractory hematological malignancies (n=23). Results showed high levels of response in patients with relapsed or refractory classical Hodgkin Lymphoma (HL), with an overall response rate of 87% (n=20) and stable disease in 13% (n=3).

•
In May 2014, the Company announced that the FDA has granted Opdivo Breakthrough Therapy Designation for the treatment of patients with HL after failure of autologous stem cell transplant and brentuximab.

•
In May 2014, the Company announced results from a Phase II and a Phase Ib study of Opdivo in patients with advanced or metastatic renal cell carcinoma. In the Phase II CheckMate-010 dose-ranging trial (n=168), the overall response rates for Opdivo as a single agent ranged from 20-22% with a one-year survival rate that ranged from 63-72% in patients who received prior anti-angiogenic treatment. In the Phase 1b CheckMate-016 trial, overall response rate for the investigational combination regimen of

Opdivo and Yervoy (n=44) ranged from 43-48% with a 24-week progression free survival rate that ranged from 64-65% in previously treated and treatment-naïve patients.

Hepatitis C Portfolio - Daklinza (Daclatasvir (DCV)) - an NS5A replication complex inhibitor; Sunvepra (Asunaprevir (ASV)) - an NS3 protease inhibitor; Beclabuvir (BCV) - an NS5B non-nucleoside polymerase inhibitor in development

•
In February 2015, the FDA notified the Company of its intention to rescind the Breakthrough Therapy Designation for certain genotype 1 Hepatitis C regimens related to daclatasvir and other investigational BMS therapies. This will not impact our current submission/resubmission timetable of the new drug application for daclatasvir in combination with other antiviral agents for the treatment of Hepatitis C.

•
In November 2014, the Company announced that the FDA has issued a Complete Response Letter (CRL) regarding the New Drug Application (NDA) for DCV in combination with other agents for the treatment of hepatitis C virus (HCV). The initial DCV NDA submitted to the FDA focused on its use in combination with ASV. Given the withdrawal of ASV by BMS in October, the FDA is requesting additional data for DCV in combination with other antiviral agents for the treatment of HCV. BMS is in discussions with the FDA about the scope of these data.

•
In November 2014, the Company announced results from the UNITY Trial program investigating a 12-week regimen of its all-oral DCV-TRIO regimen – a fixed-dose combination of DCV with ASV and BCV (DCV-TRIO) – in a broad range of patients with genotype 1 HCV. The primary endpoint for both studies was the percentage of patients who achieved a cure, defined as HCV RNA<LLOQ TD/TND at post-treatment week 12 for treatment-naïve and treatment-experienced patients. The UNITY-2 study, which evaluated cirrhotic patients in a 12-week regimen of the DCV-TRIO, showed sustained virologic response at 12 weeks after treatment (SVR12) among 98% of treatment-naïve and 93% of treatment-experienced cirrhotic patients with ribavirin (RBV) and 93% of treatment-naïve and 87% of treatment-experienced cirrhotic patients without RBV.

•
In November 2014, the Company announced results from the landmark ALLY Trial investigating a ribavirin-free 12-week regimen of DCV in combination with sofosbuvir (SOF) in genotype 3 HCV patients, a population that has emerged as one of the most difficult to treat. The results of the study showed sustained virologic response 12 weeks after treatment (SVR12) in 90% of treatment-naïve and 86% of treatment-experienced patients. SOF is a product of Gilead Sciences, Inc. (Gilead).

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

•
In August 2014, the Company announced the European Commission (EC) approved Daklinza for use in combination with other medicinal products across genotypes 1, 2, 3 and 4 for the treatment of chronic HCV infection in adults. Daklinza, when used in combination with SOF, is an all-oral, interferon-free regimen that provided cure rates of up to 100% in clinical trials, including patients with advanced liver disease, genotype 3 and those who have previously failed treatment with protease inhibitors. Daklinza is the first NS5A complex inhibitor approved in the EU and is available for use in combination with other medicinal products, providing a shorter treatment duration (12 or 24 weeks) compared to 48 weeks of treatment with interferon- and ribavirin-based regimens.

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

Elotuzumab - a humanized monoclonal antibody being investigated as an anticancer treatment. Elotuzumab is part of our alliance with AbbVie Inc. (AbbVie)

•
In May 2014, the Company and AbbVie announced the FDA granted elotuzumab Breakthrough Therapy Designation for use in combination with lenalidomide and dexamethasone for the treatment of multiple myeloma in patients who have received one or more prior therapies. The designation is based on findings from a randomized Phase II, open-label study that evaluated two dose levels of elotuzumab in combination with lenalidomide and low-dose dexamethasone in previously-treated patients, including the 10 mg/kg dose that is being studied in the Phase III trials.

Reyataz (atazanavir sulfate) Franchise - a protease inhibitor for the treatment of the human immunodeficiency virus (HIV), which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg). Evotaz is part of our alliance with Gilead.

•	In January 2015, the Company announced the FDA approved Evotaz tablets for the treatment of HIV-1 infection in adults, a once-daily single tablet two drug regimen combining Reyataz and Tybost*.

Sustiva (efavirenz) Franchise - a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), a product sold through our joint venture with Gilead

•
In October 2014, the Company announced it has successfully resolved all outstanding U.S. patent litigation relating to efavirenz, an active ingredient contained in Sustiva and Atripla*, and that loss of exclusivity in the U.S. for efavirenz is not expected to occur until December 2017.

Yervoy (ipilimumab) - a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma

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

•
In November 2014, the Company announced results of several new sub-analyses of the Phase IIIb AVERT (Assessing Very Early Rheumatoid arthritis Treatment) trial that investigated the use of Orencia plus methotrexate (MTX) in biologic and MTX-naïve citrullinated protein (CCP)-positive early moderate to severe RA patients. First-line therapy with Orencia in combination with MTX resulted in patients with early RA achieving significantly higher rates of stringent measures of remission, including 37 percent of patients achieving Boolean-defined remission and 42 percent of patients achieving CDAI- and SDAI-defined remission at 12 months versus patients on MTX alone (22.4 percent, 27.6 percent, and 25.0 percent, respectively; P<0.05 for all three measures).

•
In June 2014, the Company announced its first release of new data from a Phase IIIb AVERT trial showing that Orencia in combination with MTX achieved significantly higher rates of DAS-defined remission at 12 months than treatment with standard of care agent MTX in biologic and MTX-naïve patients with early active RA.

Eliquis (apixaban) - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our alliance with Pfizer.

•
In November 2014, the Company, Pfizer and Portola Pharmaceuticals announced results from the first part of the Phase 3 ANNEXA™-A (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of fXA Inhibitors – Apixaban) studies. Andexanet alfa produced rapid and nearly complete reversal (by approximately 94 percent, p value <0.0001) of the anticoagulant effect of Eliquis in healthy volunteers ages 50 to 75.

•
In August 2014, the Company and Pfizer announced results of a pre-specified secondary analysis of the Eliquis Phase 3 AMPLIFY-EXT trial (Apixaban after the initial Management of PuLmonary embolIsm and deep vein thrombosis with First-line therapY-EXTended Treatment). The analysis evaluated clinical and demographic predictors of all-cause hospitalization in patients with VTE, which includes the treatment of deep vein thrombosis (DVT) and pulmonary embolism (PE). Results from this analysis demonstrated that during the 12-month extended treatment of VTE, Eliquis significantly reduced the risk of hospitalization versus placebo.

•
In August 2014, the Company and Pfizer announced the FDA approved a Supplemental New Drug Application (sNDA) for Eliquis for the treatment of DVT and PE, and for the reduction in the risk of recurrent DVT and PE following initial therapy.

•	In July 2014, the Company and Pfizer announced the EC approved Eliquis for the treatment of DVT and PE in adults.

•
In July 2014, the Company and Pfizer announced the first patient has been enrolled into a Phase IV clinical trial called EMANATE assessing the effectiveness and safety of Eliquis in patients with NVAF undergoing cardioversion.

•
In March 2014, the Company and Pfizer announced the results of a pre-specified subanalysis of the Phase III ARISTOTLE trial assessing the effect of blood pressure control on outcomes. The study showed the results for stroke risk reduction for Eliquis versus warfarin were consistent with the overall ARISTOTLE study results, demonstrating that Eliquis reduced stroke or systemic embolism, caused fewer major bleeding events and reduced all-cause mortality, as compared to warfarin, regardless of blood pressure control. The results also showed that poor blood pressure control was associated with a substantially higher risk of stroke or systemic embolism, independent of Eliquis or warfarin treatment.

•
In March 2014, the Company and Pfizer announced the FDA approved a sNDA for Eliquis for the prophylaxis of deep vein thrombosis, which may lead to PE in patients who have undergone hip or knee replacement surgery.

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

RESULTS OF OPERATIONS

Total Revenues
The composition of the changes in revenues was as follows:

	Year Ended December 31,			2014 vs. 2013				2013 vs. 2012
	Total Revenues			Analysis of % Change				Analysis of % Change
				Total			Foreign	Total			Foreign
Dollars in Millions	2014	2013	2012	Change	Volume	Price	Exchange	Change	Volume	Price	Exchange
United States	$7,716	$8,318	$10,384	(7)%	(10)%	3%	—	(20)%	(19)%	(1)%	—
Europe	3,592	3,930	3,706	(9)%	(2)%	(7)%	—	6%	7%	(3)%	2%
Rest of the World	3,459	3,295	3,204	5%	11%	(1)%	(5)%	3%	11%	(2)%	(6)%
Other(a)	1,112	842	327	32%	N/A	N/A	N/A	**	N/A	N/A	N/A
Total	$15,879	$16,385	$17,621	(3)%	(2)%	—	(1)%	(7)%	(5)%	(1)%	(1)%

(a)	Other revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.

**	Change in excess of 100%.

No single country outside the U.S. contributed more than 10% of total revenues in any period presented. In general, our business is not seasonal.

The change in U.S. revenues in 2014 attributed to volume resulted from the diabetes business divestiture in February 2014, partially offset by increased demand for Eliquis, Yervoy and Sprycel. The change in U.S. revenues in 2013 attributed to volume resulted from the exclusivity loss of Plavix* in May 2012 and Avapro*/Avalide* in March 2012, partially offset by increased demand for Sprycel and Yervoy and Amylin-related diabetes product revenues following the completion of our acquisition in August 2012.

The change in U.S. revenues in 2014 attributed to price resulted from higher average net selling prices for Abilify* (aripiprazole) and other key products. The change in U.S. revenues in 2013 attributed to price resulted from the reduction in our share of Abilify* revenues from 51.5% in 2012 to 34.0% in 2013 (8% impact) mostly offset by higher average net selling prices of Abilify* and other key products. See “—Key Products” for further discussion of total revenues by key product.

The change in Europe revenues in 2014 attributed to volume resulted from the expiration of EU commercialization rights to Abilify* in June 2014, the diabetes business divestiture in February 2014 and loss of exclusivity of Sustiva in November 2013, partially offset by increased demand for Eliquis, Yervoy and Orencia and the launch of Daklinza in certain EU countries. The change in Europe revenues in 2013 attributed to volume resulted from increased demand for most key products, particularly Yervoy, Sprycel and Orencia and Amylin-related product revenues following the transition of non-U.S. operations in the second quarter of 2013 partially offset by the restructured Sanofi agreement. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion. Revenues in both periods continued to be negatively impacted by fiscal challenges in many European countries as healthcare payers, including government agencies, have reduced and are expected to continue to reduce healthcare costs through actions that directly or indirectly impose additional price reductions. These measures include mandatory discounts, rebates, and other restrictive measures. The change in Europe revenues in 2014 attributed to price also resulted from a reduction in Atripla* revenue sharing and average net selling prices.

The change in Rest of the World revenues in 2014 attributed to volume resulted from increased demand for key products, particularly Eliquis, Yervoy, Sprycel and the launch of Daklinza and Sunvepra in Japan partially offset by the diabetes business divestiture. The change in Rest of the World revenues in 2013 attributed to volume resulted from growth in most key products partially offset by the restructured Sanofi agreement and generic competition for mature brands. Both periods were impacted by unfavorable foreign exchange (primarily in Japan).

Other revenues increased in both periods due to higher royalties, mature brand and over-the-counter product alliances and diabetes product supply sales in 2014. Certain alliance and other revenues are expected to decline by approximately $400 million in 2015 and continue to decline in 2016 upon the expiration of the related royalty and alliance agreements. "Item 8. Financial Statements—Note 3. Alliances" for further discussion of the alliances.

We recognize revenue net of gross-to-net adjustments that are further described in "—Critical Accounting Policies". Our share of certain Abilify* and Atripla* revenues is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were approximately $1.6 billion in 2014, $1.3 billion in 2013 and $1.5 billion in 2012. Changes in these gross-to-net adjustments were impacted by additional rebates and discounts required under U.S. healthcare reform and a reduction in our share of Abilify* revenues.
The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs Related to Government Programs	Cash Discounts	Managed Healthcare Rebates and Other Contract Discounts	Medicaid Rebates	Sales Returns	Other Adjustments	Total
Balance at January 1, 2013	$41	$13	$175	$351	$345	$183	$1,108
Provision related to sale made in:
Current period	563	154	504	360	114	540	2,235
Prior period	—	—	(5)	(85)	(52)	(6)	(148)
Returns and payments	(565)	(153)	(477)	(388)	(107)	(479)	(2,169)
Assets/related liabilities held-for-sale	(2)	(2)	(48)	(11)	(20)	(1)	(84)
Impact of foreign currency translation	—	—	(2)	—	(1)	(1)	(4)
Balance at December 31, 2013	$37	$12	$147	$227	$279	$236	$938
Provision related to sale made in:
Current period	614	141	398	394	94	558	2,199
Prior period	—	—	1	(24)	(33)	(10)	(66)
Returns and payments	(610)	(138)	(394)	(400)	(105)	(483)	(2,130)
Impact of foreign currency translation	—	—	(4)	(4)	(3)	(23)	(34)
Balance at December 31, 2014	$41	$15	$148	$193	$232	$278	$907
The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Gross product sales	$13,793	$14,391	$15,849
Gross-to-Net Adjustments
Charge-Backs Related to Government Programs	(614)	(563)	(651)
Cash Discounts	(141)	(154)	(192)
Managed Healthcare Rebates and Other Contract Discounts	(399)	(499)	(284)
Medicaid Rebates	(370)	(275)	(386)
Sales Returns	(61)	(62)	(248)
Other Adjustments	(548)	(534)	(434)
Total Gross-to-Net Adjustments	(2,133)	(2,087)	(2,195)
Net product sales	$11,660	$12,304	$13,654
Gross-to-net adjustment rates are primarily a function of changes in revenue mix and contractual and legislative discounts and rebates. Gross-to-net adjustments increased in 2014 and decreased in 2013 due to:

•	Chargebacks related to government programs and cash discounts in 2013 decreased as a result of lower Plavix* sales following its loss of exclusivity in 2012.

•
Managed healthcare rebates and other contract discounts decreased in 2014 following the diabetes business divestiture in February 2014, partially offset by higher Eliquis sales. Managed healthcare rebates and other contract discounts increased in 2013 primarily due to higher Amylin-related sales.

•
Medicaid rebates increased in 2014 due to incremental discounts from price increases taken in excess of inflation; higher program participation rates and higher provision reversals related to sales made in prior periods in 2013. Medicaid rebates decreased in 2013 due to lower Plavix* sales and higher provision reversals related to sales made in prior periods in 2013.

•
Sales returns decreased in 2013 due to additional reserves established in 2012 following Plavix* and Avapro*/Avalide*  loss of exclusivity. The U.S. sales return reserves for Plavix* and Avapro*/Avalide* were $86 million and $147 million at December 31, 2014 and 2013, respectively, and were determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior and twelve months after product expiration. Adjustments might be required in the future resulting from actual returns expected to occur in 2015.

•	Other adjustments increased in 2013 primarily due to higher government rebates in non-U.S. markets.

Product Revenues

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
Virology
Baraclude (entecavir)	$1,441	$1,527	$1,388	(6)%	10%	(2)%	(3)%
U.S.	215	289	241	(26)%	20%	—	—
Non-U.S.	1,226	1,238	1,147	(1)%	8%	(2)%	(3)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	256	—	—	N/A	N/A	N/A	N/A
Non-U.S.	256	—	—	N/A	N/A	N/A	N/A

Reyataz (atazanavir sulfate)	1,362	1,551	1,521	(12)%	2%	(1)%	(1)%
U.S.	689	769	783	(10)%	(2)%	—	—
Non-U.S.	673	782	738	(14)%	6%	(3)%	(2)%

Sustiva (efavirenz) Franchise	1,444	1,614	1,527	(11)%	6%	—	—
U.S.	1,118	1,092	1,016	2%	7%	—	—
Non-U.S.	326	522	511	(38)%	2%	—	1%

Oncology
Erbitux* (cetuximab)	723	696	702	4%	(1)%	N/A	—
U.S.	682	682	688	—	(1)%	—	—
Non-U.S.	41	14	14	**	—	N/A	—

Opdivo (nivolumab)	6	—	—	N/A	N/A	N/A	N/A
U.S.	1	—	—	N/A	N/A	—	—
Non-U.S.	5	—	—	N/A	N/A	N/A	N/A

Sprycel (dasatinib)	1,493	1,280	1,019	17%	26%	(2)%	(4)%
U.S.	671	541	404	24%	34%	—	—
Non-U.S.	822	739	615	11%	20%	(5)%	(7)%

Yervoy (ipilimumab)	1,308	960	706	36%	36%	(2)%	—
U.S.	709	577	503	23%	15%	—	—
Non-U.S.	599	383	203	56%	89%	(4)%	—

Neuroscience
Abilify* (aripiprazole)	2,020	2,289	2,827	(12)%	(19)%	—	—
U.S.	1,572	1,519	2,102	3%	(28)%	—	—
Non-U.S.	448	770	725	(42)%	6%	—	1%

Immunoscience
Orencia (abatacept)	1,652	1,444	1,176	14%	23%	(2)%	(2)%
U.S.	1,064	954	797	12%	20%	—	—
Non-U.S.	588	490	379	20%	29%	(6)%	(8)%

Cardiovascular
Eliquis (apixaban)	774	146	2	**	**	N/A	N/A
U.S.	404	97	—	**	N/A	—	—
Non-U.S.	370	49	2	**	**	N/A	N/A

Diabetes Alliance	295	1,683	972	(82)%	73%	—	—
U.S.	110	1,242	774	(91)%	60%	—	—
Non-U.S.	185	441	198	(58)%	**	—	(1)%

Mature Products and All Other	3,105	3,195	5,781	(3)%	(45)%	(1)%	—
U.S.	481	556	3,076	(13)%	(82)%	—	—
Non-U.S.	2,624	2,639	2,705	(1)%	(2)%	(2)%	(1)%
**    Change in excess of 100%

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B

•
U.S. revenues decreased in 2014 due to the launch of generic entecavir by Teva Pharmaceutical Industries Ltd. in September 2014. U.S. revenues increased in 2013 due to higher average net selling prices and demand.

•	International revenues increased in 2013 due to higher demand.
Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor

•	Daklinza was launched in Germany in August 2014 and certain other EU countries in September 2014. Daklinza and Sunvepra dual regimen was launched in Japan in September 2014.
Reyataz — a protease inhibitor for the treatment of the HIV

•	U.S. revenues decreased in both periods due to lower demand resulting from competitors' products.

•
International revenues decreased in 2014 due to the timing of government purchases in certain countries and lower demand resulting from competitors' products. International revenues increased in 2013 due to higher demand and the timing of government purchases in certain countries. Both periods were impacted by unfavorable foreign exchange.

Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla* , a product sold through our alliance with Gilead

•	U.S. revenues increased in both periods due to higher average net selling prices partially offset by lower demand.

•	International revenues decreased in 2014 due to Sustiva's loss of exclusivity in Europe in November 2013, which negatively impacted demand, average net selling prices and Atripla* revenue sharing.
Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and squamous cell carcinoma of the head and neck. Erbitux* is part of our alliance with Lilly.

•	U.S. revenues remained flat in both periods.
Opdivo — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.

•	Opdivo was launched in the U.S. in December 2014 and Japan in September 2014 for the treatment of unresectable or metastatic melanoma.
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

•	U.S. revenues increased in both periods primarily due to higher demand.

•	International revenues increased in both periods primarily due to higher demand partially offset by unfavorable foreign exchange.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma

•	U.S. revenues increased in both periods due to higher demand. U.S. revenues in 2013 were also favorably impacted by the recognition of $27 million of revenues that were previously deferred.

•	International revenues increased in both periods due to higher demand.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder and is part of our alliance with Otsuka

•
U.S. revenues increased in 2014 primarily due to higher average net selling prices partially offset by the reduction in our share of Abilify* revenues from 34% in 2013 to 33%. U.S. revenues decreased in 2013 due to a reduction in our contractual share of revenues from 51.5% in 2012 to 34.0% in 2013, which was partially offset by higher average net selling prices. Our U.S. commercialization rights to Abilify* expire on April 20, 2015 upon the expected loss of product exclusivity which will result in a significant decline in Abilify* revenues.

•
International revenues decreased in 2014 primarily due to the expiration of our EU commercialization rights in June 2014 and Otsuka becoming the principal for the end customer sales in certain markets. International revenues in 2013 increased primarily due to higher demand.

Orencia — a fusion protein indicated for adult patients with moderate to severe active RA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased in both periods primarily due to higher average net selling prices and higher demand for the subcutaneous formulation.

•	International revenues increased in both periods primarily due to higher demand for the subcutaneous formulation, partially offset by unfavorable foreign exchange.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in non-valvular atrial fibrillation and the prevention and treatment of VTE disorders. Eliquis is part of our alliance with Pfizer.

•
U.S. and international revenues continued to increase following the 2013 launches in most major markets for the reduction of the risk of stroke and systemic embolism for patients with NVAF and the treatment of VTE in 2014 in the U.S.

Diabetes Alliance — includes Bydureon*, Byetta*, Farxiga*, Onglyza*/Kombiglyze*, Myalept* and Symlin*, which were part of our alliance with AstraZeneca.

•
Revenues decreased in 2014 due to the diabetes business divestiture in February 2014. Revenues increased in 2013 due to the Amylin acquisition in August 2012 and higher demand and average net selling prices for Onglyza*/Kombiglyze*. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, over-the-counter brands and royalty-related revenue

•
U.S. revenues decreased in both periods due to the continued generic erosion of certain products, including Plavix* and Avapro*/Avalide* which lost exclusivity in 2012 resulting in lower revenue of $2.4 billion in 2013.

•
International revenues remained relatively flat in 2014 due to the continued generic erosion of other products offset by higher revenues attributed to certain alliances. International revenues in 2013 were impacted by changes attributed to the restructured Sanofi agreement for Avapro*/Avalide* and Plavix*. See “Item 8. Financial Statements—Note 3. Alliances” for further discussion.

•
Revenues are expected to significantly decline in 2015 due to a reduction of approximately $400 million related to the expiration of certain royalty and alliance agreements, as well as the continued decline of mature products.

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
Reyataz had 1.3 months of inventory on hand internationally at September 30, 2014, compared to 1.1 months of inventory on hand at June 30, 2014. The level of inventory exceeds one month on hand primarily due to government purchasing patterns in Brazil.
Efferalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at September 30, 2014 and at June 30, 2014. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
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

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2014 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

				% Change
Dollar in Millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cost of products sold	$3,932	$4,619	$4,610	(15)%	—
Marketing, selling and administrative	4,088	4,084	4,220	—	(3)%
Advertising and product promotion	734	855	797	(14)%	7%
Research and development	4,534	3,731	3,904	22%	(4)%
Impairment charge for BMS-986094 intangible asset	—	—	1,830	—	(100)%
Other (income)/expense	210	205	(80)	2%	**
Total Expenses	$13,498	$13,494	$15,281	—	(12)%
**    Change in excess of 100%

Cost of products sold

Cost of products sold include material costs, internal labor and overhead from our owned manufacturing sites, third-party processing costs, other supply chain costs and the settlement of foreign currency forward contracts used to hedge forecasted intercompany inventory purchase transactions. Essentially all of these costs are managed by our global manufacturing and supply organization. Cost of products also includes royalties and profit sharing attributed to licensed products and alliances, amortization of acquired developed technology costs from business combinations and milestone payments that occur on or after regulatory approval.

Cost of products sold can vary between periods as a result of product mix (particularly resulting from royalties and profit sharing expenses in connection with our alliances), price, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs. In addition, changes in foreign currency may also provide volatility as certain costs are denominated in foreign currencies. Cost of products sold as a percentage of total revenues was 24.8% in 2014, 28.2% in 2013, and 26.2% in 2012.

•
Cost of products sold decreased in 2014 primarily due to the diabetes business divestiture ($1.1 billion), partially offset by higher Eliquis profit sharing with Pfizer and accelerated depreciation for certain manufacturing facilities.

•
Cost of products sold remained relatively flat in 2013 as higher profit sharing expenses and higher net amortization costs following the Amylin acquisition were offset by lower royalties following the loss of exclusivity of Plavix* and Avapro*/Avalide* and lower impairment charges in 2013.

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

Marketing, selling and administrative

Marketing, selling and administrative expenses include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs and other expenses that are not attributed to product manufacturing costs or research and development expenses. Expenses are managed through regional commercialization organizations or global corporate organizations such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements.

•
Marketing, selling and administrative expenses remained relatively flat in 2014 as increased sales-related activities supporting Eliquis, Yervoy, Opdivo and the Hepatitis C Franchise, higher variable employee compensation and an additional Branded Prescription Drug Fee in 2014 were offset by lower expenses following the diabetes business divestiture ($500 million).

•
On July 28, 2014, the IRS issued final rules and regulations for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation of a company’s market share for branded prescription drugs sold to certain government programs in the prior year. The final rules accelerated BMS's and other industry participants' expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. As a result, an additional year of expense was recognized in the third quarter of 2014, including $96 million in marketing, selling and administrative expenses and $16 million in other expense. The final rules and regulations did not change the amount or timing of annual fees to be paid.

•
Marketing, selling and administrative expenses decreased in 2013 due to the accelerated vesting of Amylin stock options and restricted stock units ($67 million) in 2012, a lower Branded Prescription Drug Fee, and a reduction in sales related activities for certain products to coincide with their respective lifecycles partially offset by higher spending to support the launch of new key products and additional spending following the Amylin acquisition.

Advertising and product promotion

Advertising and product promotion expenses include media, sample and direct to consumer programs.

•	Advertising and product promotion expenses decreased in 2014 following the diabetes business divestiture.

•	Advertising and product promotion expenses increased in 2013 due to newly launched products.

Research and development

Research and development expenses include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and facility costs. Research and development expenses also include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials and medical support of marketed products, proportionate allocations of enterprise-wide costs, facilities, information technology, and employee stock compensation costs, and other appropriate costs. Upfront licensing fees and other related payments upon the achievement of regulatory or other contractual milestones are also included. Certain expenses are shared with alliance partners based upon contractual agreements.

Expenses attributed to development activities managed by our global research and development organization were approximately $2.3 billion in 2014, $2.2 billion in 2013 and $1.9 billion in 2012, with the remainder attributed to preclinical and research activities. Expenses can vary between periods for a number of reasons, including the timing of upfront, milestone and other licensing payments.

•
Research and development expenses increased in 2014 due to $343 million IPRD impairment charges (including $310 million for peginterferon lambda), higher variable employee compensation and clinical development costs, a $148 million charge for the acquisition of iPierian, and upfront and contingent milestone payments of $130 million in 2014. See “Item 8. Financial Statements —Note 4. Acquisitions and Note 14. Goodwill and other intangible assets” for further information.

•
Research and development expenses decreased in 2013 due to prior year charges including $142 million IPRD impairment charges, $27 million from accelerated vesting of Amylin stock options and restricted stock units and $47 million of upfront, milestone and other licensing payments partially offset by additional costs following the Amylin acquisition and higher clinical grant spending.

Impairment charge for BMS-986094 intangible asset

A $1.8 billion impairment charge was recognized in 2012 when the development of BMS-986094 (formerly INX-189), a compound which we acquired as part of our acquisition of Inhibitex to treat HCV, was discontinued in the interest of patient safety. See “Item 8. Financial Statements —Note 14. Goodwill and Other Intangible Assets” for further information.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD.  These assets are initially measured at fair value and therefore a reduction in expectations used in the valuations could potentially lead to an impairment. See “—Critical Accounting Policies” for further discussion.

Other (income)/expense

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Interest expense	$203	$199	$182
Investment income	(101)	(104)	(106)
Provision for restructuring	163	226	174
Litigation charges/(recoveries)	23	20	(45)
Equity in net income of affiliates	(107)	(166)	(183)
Out-licensed intangible asset impairment	29	—	38
Gain on sale of product lines, businesses and assets	(564)	(2)	(53)
Other alliance and licensing income	(404)	(148)	(312)
Pension curtailments, settlements and special termination benefits	877	165	158
Other	91	15	67
Other (income)/expense	$210	$205	$(80)

•
Provision for restructuring was primarily attributable to employee termination benefits resulting from workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions. Additional charges of approximately $100 million related to specialty care transformation initiatives are expected in 2015. See "Item 8. Financial Statements—Note 7. Restructuring" for further discussion.

•	Litigation charges/(recoveries) in 2012 included $172 million for our share of an Apotex damages award concerning Plavix*.

•
Equity in net income of affiliates is primarily related to our international partnership with Sanofi in Europe and Asia which decreased in both periods as a result of our restructuring of the Sanofi agreement and continues to be negatively impacted by generic competition for Plavix* in Europe and Asia.

•
Out-licensed intangible asset impairment charges in 2014 and 2012 are related to certain assets acquired in the Medarex and ZymoGenetics, Inc. acquisitions and resulted from unfavorable clinical trial results and/or abandonment of these programs.

•	Gain on sale of product lines, businesses and assets resulted primarily from the diabetes business divestiture in 2014. See “Item 8. Financial Statements—Note 3. Alliances” for further details.

•
Alliance and licensing income in 2014 includes royalties, transitional service fees and amortization of deferred income attributed to a development agreement resulting from the diabetes business divestiture. The decrease in U.S. Plavix* sales resulted in lower development royalties owed to Sanofi in 2013. Royalties received from Sanofi (except in Europe and Asia) are presented in revenues beginning in 2013 as a result of the restructured Sanofi agreement. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

•
A pension settlement charge of $713 million was recognized in 2014 following the purchase of a group annuity contract from Prudential in December 2014. Additional pension settlement charges were also recognized after determining the annual lump sum payments would exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2014, 2013 and 2012. The charges include the acceleration of a portion of unrecognized actuarial losses. Similar charges may occur in the future. See “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further details.

Income Taxes

Dollars in Millions	2014	2013	2012
Earnings Before Income Taxes	$2,381	$2,891	$2,340
Provision for/(benefit from) income taxes	352	311	(161)
Effective tax/(benefit) rate	14.8%	10.8%	(6.9)%

Historically, the effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Ireland and Puerto Rico. We have favorable tax rates in Ireland and Puerto Rico under grants not scheduled to expire prior to 2023.

The increase in the effective tax rate in 2014 resulted from an unfavorable earnings mix between high and low tax jurisdictions, the retroactive reinstatement of the 2012 R&D credit legislation in 2013 and additional tax reserves for transfer pricing matters, partially offset by higher tax benefits attributed to specified items. Minimal income taxes were attributed to the diabetes business divestiture gain because of the capital loss deduction on the sale of the Amylin shares and tax basis differences resulting primarily from allocated goodwill and Amylin deferred taxes. No tax benefits were attributed to the research and development charge resulting from the acquisition of iPierian.

The change in the effective tax rate in 2013 resulted from a $392 million tax benefit in 2012 attributed to a capital loss deduction resulting from the tax insolvency of Inhibitex. The impact of this deduction reduced the effective tax rate by 16.7 percentage points in 2012. Other changes resulting from lower discrete tax benefits attributed to intangible asset impairment charges in 2012 ($1,830 million impairment charge for BMS-986094 in 2012) and higher charges from contingent tax matters in 2013 were offset by favorable earnings mix in 2013 (higher U.S. Plavix sales in 2012) and the retroactive reinstatement of the 2012 R&D credit legislation in 2013. See “Item 8. Financial Statements—Note 8. Income Taxes” for further details.

Noncontrolling Interest

See “Item 8. Financial Statements—Note 3. Alliances” for a discussion of our Plavix* and Avapro*/Avalide* partnerships with Sanofi for the territory covering the Americas. The decrease in noncontrolling interest in 2013 resulted from the exclusivity loss in the U.S. of Plavix* in May 2012 and Avapro*/Avalide* in March 2012. A summary of noncontrolling interest is as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Sanofi partnerships	$38	$36	$844
Other	9	1	14
Noncontrolling interest-pre-tax	47	37	858
Income taxes	(22)	(20)	(317)
Net earnings attributable to noncontrolling interest	$25	$17	$541

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Accelerated depreciation, asset impairment and other shutdown costs	$151	$36	$147
Amortization of acquired Amylin intangible assets	—	549	229
Amortization of Amylin alliance proceeds	—	(273)	(114)
Amortization of Amylin inventory adjustment	—	14	23
Cost of products sold	151	326	285

Stock compensation from accelerated vesting of Amylin awards	—	—	67
Additional year of Branded Prescription Drug Fee	96	—	—
Process standardization implementation costs	9	16	18
Marketing, selling and administrative	105	16	85

Stock compensation from accelerated vesting of Amylin awards	—	—	27
Upfront, milestone and other licensing payments	278	16	47
IPRD impairment	343	—	142
Research and development	621	16	216

Impairment charge for BMS-986094 intangible asset	—	—	1,830

Provision for restructuring	163	226	174
Gain on sale of product lines, businesses and assets	(559)	—	(51)
Pension curtailments, settlements and special termination benefits	877	161	151
Acquisition and alliance related items(a)	72	(10)	43
Litigation charges/(recoveries)	27	(23)	(45)
Loss on debt redemption	45	—	27
Out-licensed intangible asset impairment	11	—	38
Upfront, milestone and other licensing receipts	(10)	(14)	(10)
Other (income)/expense	626	340	327

Increase to pretax income	1,503	698	2,743

Income tax on items above	(545)	(242)	(947)
Specified tax charge/(benefit)(b)(c)	123	—	(392)
Income taxes	(422)	(242)	(1,339)
Increase to net earnings	$1,081	$456	$1,404

(a)    Includes $16 million of additional year of Branded Prescription Drug Fee in the third quarter of 2014.
(b)    The 2014 specified tax charge relates to transfer pricing matters.
(c)    The 2012 specified tax benefit relates to a capital loss deduction.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2014	2013	2012
Net Earnings Attributable to BMS — GAAP	$2,004	$2,563	$1,960
Earnings attributable to unvested restricted shares	—	—	(1)
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$2,004	$2,563	$1,959

Net Earnings Attributable to BMS — GAAP	$2,004	$2,563	$1,960
Less Specified Items	1,081	456	1,404
Net Earnings Attributable to BMS — Non-GAAP	3,085	3,019	3,364
Earnings attributable to unvested restricted shares	—	—	(1)
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$3,085	$3,019	$3,363

Average Common Shares Outstanding — Diluted	1,670	1,662	1,688

Diluted EPS Attributable to BMS — GAAP	$1.20	$1.54	$1.16
Diluted EPS Attributable to Specified Items	0.65	0.28	0.83
Diluted EPS Attributable to BMS — Non-GAAP	$1.85	$1.82	$1.99

Financial Position, Liquidity and Capital Resources

Our net cash/(debt) position was as follows:

Dollars in Millions	2014	2013
Cash and cash equivalents	$5,571	$3,586
Marketable securities — current	1,864	939
Marketable securities — non-current	4,408	3,747
Total cash, cash equivalents and marketable securities	11,843	8,272
Short-term borrowings	(590)	(359)
Long-term debt	(7,242)	(7,981)
Net cash/(debt) position	$4,011	$(68)

Cash, cash equivalents and marketable securities held in the U.S. were approximately $2.5 billion at December 31, 2014. Most of the remaining $9.3 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.

Dividends were $2.4 billion in 2014 and $2.3 billion in 2013 and 2012. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $500 million during each of the past three years and are expected to increase to approximately $1.0 billion during 2015 and 2016. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are planning to construct a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

In February 2014, we sold to AstraZeneca substantially all of the diabetes business comprising our alliance with them, resulting in $3.8 billion of cash flow in 2014 (including royalties). See “Item 8. Financial Statements—Note 3. Alliances” for further discussion. We also redeemed our 5.45% Notes due 2018 in their entirety. The outstanding principal amount of the notes was $582 million. Management periodically evaluates potential opportunities to repurchase certain debt securities and terminate certain interest rate swap contracts prior to their maturity. No commercial paper borrowings were outstanding as of December 31, 2014.

Our marketable securities portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. See “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Two separate $1.5 billion five-year revolving credit facilities are maintained from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2014 or 2013.

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

Our exposure with certain European government-backed entities have a higher risk of default. These government-backed entities are monitored through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure was reduced by factoring certain receivables, including receivables in Italy, Portugal and Spain of $454 million in 2014, $509 million in 2013 and $322 million in 2012. Factoring of receivables in Japan were $358 million in 2014, $522 million in 2013 and $634 million in 2012. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.
We continue to manage our operating cash flows by focusing on working capital items that are most directly affected by changes in sales volume, such as receivables, inventories, and accounts payable.

Dollars in Millions	December 31, 2014	December 31, 2013
Net trade receivables	$2,100	$1,690
Inventories	1,560	1,498
Accounts payable	(2,487)	(2,559)
Total	$1,173	$629

Credit Ratings

Moody’s Investors Service long-term and short-term credit ratings are A2 and Prime-1, respectively, and their long-term credit outlook is negative. Standard & Poor’s long-term and short-term credit ratings are A+ and A-1+, respectively, and their long-term credit outlook is stable. Fitch's long-term and short-term credit ratings are A- and F2, respectively, and revised our long-term credit outlook from negative to stable in December 2014. Our credit ratings are considered investment grade. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment.

Cash Flows
The following is a discussion of cash flow activities:

Dollars in Millions	2014	2013	2012
Cash flow provided by/(used in):
Operating activities	$3,148	$3,545	$6,941
Investing activities	1,216	(572)	(6,727)
Financing activities	(2,437)	(1,068)	(4,333)

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
The $397 million decrease in cash provided by operating activities in 2014 was primarily attributable to:

•	Lower upfront and contingent alliance proceeds of approximately $600 million (Reckitt alliance proceeds of $485 million in 2013); and

•	Additional net working capital requirements of $400 million.
Partially offset by:

•	The timing of other cash collections and payments in the ordinary course of business including among other items, lower pension contributions, restructuring and annual bonus payments.

The $3.4 billion decrease in cash provided by operating activities in 2013 was primarily attributable to:

•	Lower upfront and contingent alliance proceeds of approximately $2.7 billion (Amylin alliance proceeds of $3.6 billion in 2012); and

•	Lower operating cash flows attributed to Plavix* and Avapro*/Avalide* revenue reductions following the loss of exclusivity of approximately $700 million.

Investing Activities

Cash requirements from investing activities include cash used for business acquisitions, manufacturing and facility-related capital expenditures and purchase of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures and the sale and maturity of marketable securities.

The $1.8 billion decrease in cash used in investing activities in 2014 was primarily attributable to:

•	Proceeds of $3.5 billion allocated to the diabetes business divestiture in 2014.
Partially offset by:

•	Higher net purchases of marketable securities (approximately $1.6 billion); and

•	Cash used to acquire iPierian ($175 million) in 2014.

The $6.2 billion decrease in cash used in investing activities in 2013 was primarily attributable to:

•	Cash used to acquire Amylin ($5.0 billion) and Inhibitex ($2.5 billion) in 2012.
Partially offset by:

•	Higher net proceeds from sales, purchases, and maturities of marketable securities (approximately $1.3 billion).

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $1.4 billion increase in cash used in financing activities in 2014 was primarily attributable to:

•	Lower net borrowings from long-term debt transactions of $1.6 billion ($676 million of repayments in 2014 and $892 million of net borrowings in 2013); and

•	Lower proceeds from stock option exercises ($288 million in 2014 and $564 million in 2013, including excess tax benefits).
Partially offset by:

•	Lower cash used to repurchase common stock (none in 2014 and $433 million in 2013).

The $3.3 billion decrease in cash used in financing activities in 2013 was primarily attributable to:

•	Lower cash used to repurchase common stock of $2.0 billion ($433 million in 2013 and $2.4 billion in 2012);

•
Higher net borrowings from long-term debt transactions of $1.1 billion ($892 million of net borrowings in 2013 and $158 million of net repayments in 2012 including debt assumed in the Amylin acquisition); and

•	Higher proceeds from stock option exercises ($564 million in 2013 and $463 million in 2012, including excess tax benefits).

Contractual Obligations
Payments due by period for our contractual obligations at December 31, 2014 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2015	2016	2017	2018	2019	Later Years
Short-term borrowings	$590	$590	$—	$—	$—	$—	$—
Long-term debt	6,804	—	611	750	—	500	4,943
Interest on long-term debt(a)	5,100	243	258	241	236	232	3,890
Operating leases	572	136	121	94	83	57	81
Purchase obligations	2,296	632	391	323	312	226	412
Uncertain tax positions(b)	142	142	—	—	—	—	—
Other long-term liabilities	618	—	211	45	30	33	299
Total	$16,122	$1,743	$1,592	$1,453	$661	$1,048	$9,625

(a)	Includes estimated future interest payments and periodic cash settlements of derivatives.

(b)	Includes only short-term uncertain tax benefits because of uncertainties regarding the timing of resolution.
In addition to the above, we are committed to an aggregated $3.8 billion of potential future research and development milestone payments to third parties for in-licensing and development programs including early-stage milestones of $900 million (milestones achieved through Phase III clinical trials) and late-stage milestones of $2.9 billion (milestones achieved post Phase III clinical trials). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Some of these agreements also provide for sales-based milestones aggregating $1.2 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development, and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. See “Item 8. Financial Statements—Note 3. Alliances” for further information regarding our alliances.
For a discussion of contractual obligations, see “Item 8. Financial Statements—Note 8. Income Taxes,” “—Note 10. Financial Instruments and Fair Value Measurements,” “—Note 19. Pension, Postretirement and Postemployment Liabilities” and “—Note 21. Leases.”

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

Recently Issued Accounting Standards

For recently issued accounting standards, see “Item 8. Financial Statements—Note 1. Accounting Policies—Recently Issued Accounting Standards.”

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

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, collectability is reasonably assured and title and substantially all of the risks and rewards of ownership have transferred (generally upon shipment except in certain EU markets which does not occur until delivery of the products to the customer). In 2014, we deferred approximately $300 million for products sold under an early access program in the EU. A portion of this amount will be recognized as revenue, subject to final price negotiations with the local government which are expected to be concluded in 2015. Revenue is also reduced for gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgment after considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix (e.g. Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revised information or actual experience. In addition, See “—Total Revenues” above for further discussion and analysis of each significant category of gross-to-net sales adjustments.

In alliance arrangements involving the delivery of more than one element, each undelivered element is evaluated whether it qualifies as a separate unit of accounting. The consideration that is fixed or determinable is then allocated to each undelivered element and is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Consideration associated with contingent milestones and royalties are allocated among the underlying elements if and when the amounts are determined to be payable to BMS.

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

Managed healthcare rebates and other contract discounts

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit in addition to their commercial plans, as well as other contract counterparties such as hospitals and group purchasing organizations globally. Rebates are also required under the U.S. Department of Defense TRICARE Retail Pharmacy Refund Program. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability. A $67 million reversal for the estimated amount of 2011 Medicare Part D coverage gap discounts occurred in 2012 after receipt of the actual invoices.

Medicaid rebates

Our U.S. business participates in state government Medicaid programs and other qualifying Federal and state government programs requiring discounts and rebates to participating state and local government entities. All discounts and rebates provided through these programs are included in our Medicaid rebate accrual. Medicaid rebates have also been extended to drugs used in managed Medicaid plans. The estimated amount of unpaid or unbilled rebates is presented as a liability. The estimated Medicaid rebates attributable to prior period revenues were reduced by $24 million in 2014, $85 million in 2013 and $37 million in 2012.

Sales returns

Products are typically eligible to be returned between six months prior to and twelve months after product expiration, in accordance with our policy. Estimated returns for established products are determined after considering historical experience and other factors including levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products, introductions of competitive new products and lower demand following the loss of exclusivity. The estimated amount for product returns is presented as a liability. Reserves were established in 2012 for Plavix* and Avapro*/Avalide* following their loss of exclusivity. Remaining reserves were $86 million and $147 million at December 31, 2014 and 2013, respectively, after considering the relevant factors as well as estimated future retail and wholesale inventory work down that would occur after the loss of exclusivity.

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

The yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts is used in determining the discount rate. The Citigroup Pension Discount curve is used for the U.S. plans. The U.S. plans’ pension expense for 2014 was determined using a 4.3% weighted-average discount rate. The present value of benefit obligations at December 31, 2014 for the U.S. pension plans was determined using a 3.8% discount rate. If the discount rate used in determining the U.S. plans’ pension expense for 2014 was reduced by an additional 1%, such expense would increase by approximately $9 million. If the assumed discount rate used in determining the U.S. pension plans’ projected benefit obligation at December 31, 2014 was reduced by an additional 1%, the projected benefit obligation would increase by approximately $1.1 billion.

New mortality tables (RP-2014) and mortality improvement scales (MP-2014) were issued by the Society of Actuaries in 2014 reflecting longer life expectancies than the previous tables. The new tables were used to measure the U.S. pension and post-retirement obligations beginning at September 30, 2014, resulting in an increase in the obligations of approximately $600 million. The revised mortality rates are not expected to materially impact pension expense in future periods.

The expected long-term rate of return on plan assets is estimated considering expected returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2014 was determined using an 8.1% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2014 was reduced by 1%, such expense would increase by $49 million.

For a more detailed discussion on retirement benefits, see “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations and Divestitures

Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $8.8 billion (representing 26% of total assets) at December 31, 2014.

Accounting for transactions as business combinations and divestitures is significantly different than asset acquisitions and divestitures. For example, acquired IPRD is capitalized for business combinations and expensed for asset acquisitions and the fair value of contingent consideration and goodwill are only recognized in business combination transactions. Likewise, when a portion of a reporting unit that constitutes a business is divested, goodwill associated with that business is included in the carrying value of the business in determining the gain or loss. Derecognition of goodwill does not occur in asset dispositions. As a result, it is important to determine whether a business or an asset or group of assets is acquired or divested. A business is defined in ASC 805 - Business Combinations as an integrated set of inputs and processes that are capable of generating outputs that have the ability to provide a return to its investors or owners. Typical inputs include long-lived assets (including intangible assets or rights to use long-lived assets), intellectual property and the ability to obtain access to required resources. Typical processes include strategic, operational and resource management processes that are typically documented or evident through an organized workforce.

We consider all of the above factors in determining whether a business was acquired (or divested) as well as the stage of development if no commercial products are involved. For example, in evaluating our acquisition of iPierian, we concluded that no significant processes were transferred to us, thus the transaction was accounted for as an asset acquisition. As a result, $148 million allocated to the lead investigational compound was expensed and not capitalized. In addition, contingent consideration from potential regulatory and approval milestones of $550 million and sales-based royalties were not included in the purchase price. Similarly, in evaluating our divestiture of our diabetes franchise to AstraZeneca, we concluded that all necessary inputs and processes were transferred, and consequently the transaction was accounted for as the sale of a business, which resulted in the allocation of $600 million of goodwill to the carrying value of the business in determining the gain on sale.

For business combination transactions, assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. The fair value of intangible assets, including IPRD, is typically determined using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success (for IPRD) and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams. All assets are valued from a market participant view which might be different than specific BMS views. The valuation process is very complex and requires significant input and judgment using internal and external sources. Although the valuations are required to be finalized within a one-year period, it must consider all and only those facts and evidence available at the acquisition date. The most complex and judgmental matters applicable to the valuation process are summarized below:

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

See “Item 8. Financial Statements—Note 4. Acquisitions” for specific details and values assigned to assets acquired and liabilities assumed in our acquisitions of iPierian in 2014 and Amylin and Inhibitex in 2012. Significant estimates utilized at the time of the valuations to support the fair values of the lead compounds within the acquisitions include:

Dollars in Millions	Fair value	Discount rate utilized	Estimated useful life (in years)	Phase of Development as of acquisition date	PTRS Rate utilized	Year of first projected positive cash flow
Commercialized products:
Bydureon*	$5,260	11.1%	13	N/A	N/A	N/A
Byetta*	770	10.0%	7	N/A	N/A	N/A
Symlin*	310	10.0%	9	N/A	N/A	N/A

IPRD:
BMS-986094 (formerly INX-189)	1,830	12.0%	N/A	Phase II	38.0%	2017
Myalept*	120	12.0%	N/A	Phase III	75.0%	2017

Valuation processes are also required for certain multiple element arrangements and include determination of judgmental and complex matters, discussed above.  For example, the divestiture of the diabetes business to AstraZeneca in 2014 required the determination of the best estimated selling price of several elements including the business, supply and development agreements (including the appropriate mark-ups) and the estimated fair value of the manufacturing facility. See "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

Impairment

Goodwill

Goodwill was $7.0 billion at December 31, 2014. Goodwill is tested at least annually for impairment on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors assessed in the current year included our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year. Positive and negative influences of each relevant factor were assessed both individually and in the aggregate and as a result it was concluded that no additional quantitative testing was required.

For discussion on goodwill, acquired in-process research and development and other intangible assets, see “Item 8. Financial Statements—Note 1. Accounting Policies—Goodwill, Acquired In-Process Research and Development and Other Intangible Assets.”

Other Intangible Assets, including IPRD

Other intangible assets were $1.8 billion at December 31, 2014, including licenses ($382 million), developed technology rights ($849 million), capitalized software ($242 million) and IPRD ($280 million). Intangible assets are assessed for impairment whenever current facts or circumstances warrant a review, although IPRD is assessed at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.

Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges are likely to occur in future periods. We recognized charges of $343 million in 2014, including a $310 million charge for peginterferon lambda which was in Phase III development for treatment of HCV. We also recognized charges of $2.1 billion in 2012 including a $1.8 billion charge resulting from the discontinued development of BMS-986094 and for other projects previously acquired in the Medarex, Inc. and Inhibitex acquisitions resulting from unfavorable clinical trial results, additional development costs, extended development periods and decisions to cease further development. IPRD is closely monitored and assessed each period for impairment. For discussion on IPRD impairments, see “Item 8. Financial Statements—Note 14. Goodwill and other intangible assets".

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

Property, Plant and Equipment

Property, plant and equipment is tested for impairment whenever current facts or circumstances warrant a review. Additionally, these long-lived assets are periodically reviewed to determine if any change in facts or circumstances would result in a change to the estimated useful life of the asset, possibly resulting in the acceleration of depreciation. If such circumstances exist, an estimate of undiscounted future cash flows generated by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. Accelerated depreciation and other related charges for certain manufacturing facilities were $151 million in 2014, $36 million in 2013 and $147 million in 2012.

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

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $3.8 billion at December 31, 2014 (net of valuation allowances of $4.3 billion) and $4.8 billion at December 31, 2013 (net of valuation allowances of $4.6 billion).

Deferred tax assets related to a U.S. Federal net operating loss carryforward of $135 million and a U.S. Federal tax credit carryforward of $26 million were recognized at December 31, 2014. The net operating loss carryforward expires in varying amounts beginning in 2022. The U.S. Federal tax credit carryforward expires in varying amounts beginning in 2017. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. Although not assured, we believe it is more likely than not that these deferred tax assets will be realized.

In addition, a deferred tax asset related to a U.S. Federal and state capital loss of $562 million was recognized at December 31, 2014 which can be carried back three years and carried forward five years. The realization of this carryforward is dependent upon generating sufficient capital gains prior to its expiration. A $436 million valuation allowance was established for this item at December 31, 2014.

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

We agreed to certain tax related indemnities with Mead Johnson as set forth in the tax sharing agreement, including certain taxes related to its business prior to the completion of the IPO and created as part of the restructuring to facilitate the IPO. Mead Johnson has also agreed to indemnify us for potential tax effects resulting from the breach of certain representations discussed above as well as certain transactions related to the acquisition of Mead Johnson’s stock or assets.

Liabilities are established for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known. For example, additional reserves of $123 million were established in 2014 for certain transfer pricing matters related to periods from 2008 through 2014.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow are exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro, Japanese yen, Chinese renminbi, Canadian dollar and South Korean won. Foreign currency forward contracts used to manage risk which primarily arises from certain intercompany purchase transactions are designated as foreign currency cash flow hedges when appropriate. In addition, we are exposed to foreign exchange transaction risk arising from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts used to offset these exposures are not designated as hedges.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $130 million at December 31, 2014, reducing earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income/(loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur. For additional information, see “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

Fixed-to-floating interest rate swap contracts are used and designated as fair-value hedges as part of our interest rate risk management strategy. These contracts are intended to provide us with an appropriate balance of fixed and floating rate debt. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swap contracts by $85 million (excluding the effects of our counterparty and our own credit risk), reducing earnings over the remaining life of the contracts.

We estimate that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $634 million. Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest only in institutions that meet high credit quality standards. We estimate that an increase of 100 basis points in interest rates in general would decrease the fair value of our debt security portfolio by approximately $123 million.

Credit Risk

Although not material, certain European government-backed entities with a higher risk of default are monitored through economic factors, including credit ratings, credit-default swap rates, debt-to-gross domestic product ratios and other entity specific factors. Historically, our exposure was limited by factoring receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was approximately $130 million at December 31, 2014, of which approximately 80% was from government-backed entities.

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy establishes limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2014	2013	2012
Net product sales	$11,660	$12,304	$13,654
Alliance and other revenues	4,219	4,081	3,967
Total Revenues	15,879	16,385	17,621

Cost of products sold	3,932	4,619	4,610
Marketing, selling and administrative	4,088	4,084	4,220
Advertising and product promotion	734	855	797
Research and development	4,534	3,731	3,904
Impairment charge for BMS-986094 intangible asset	—	—	1,830
Other (income)/expense	210	205	(80)
Total Expenses	13,498	13,494	15,281

Earnings Before Income Taxes	2,381	2,891	2,340
Provision for/(Benefit from) Income Taxes	352	311	(161)
Net Earnings	2,029	2,580	2,501
Net Earnings Attributable to Noncontrolling Interest	25	17	541
Net Earnings Attributable to BMS	$2,004	$2,563	$1,960

Earnings per Common Share
Basic	$1.21	$1.56	$1.17
Diluted	$1.20	$1.54	$1.16

Cash dividends declared per common share	$1.45	$1.41	$1.37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2014	2013	2012
Net Earnings	$2,029	$2,580	$2,501
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	69	7	(27)
Pension and postretirement benefits	(324)	1,166	(118)
Available-for-sale securities	3	(37)	3
Foreign currency translation	(32)	(75)	(15)
Total Other Comprehensive Income/(Loss)	(284)	1,061	(157)

Comprehensive Income	1,745	3,641	2,344
Comprehensive Income Attributable to Noncontrolling Interest	25	17	535
Comprehensive Income Attributable to BMS	$1,720	$3,624	$1,809
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,571	$3,586
Marketable securities	1,864	939
Receivables	3,390	3,360
Inventories	1,560	1,498
Deferred income taxes	1,644	1,701
Prepaid expenses and other	470	412
Assets held-for-sale	109	7,420
Total Current Assets	14,608	18,916
Property, plant and equipment	4,417	4,579
Goodwill	7,027	7,096
Other intangible assets	1,753	2,318
Deferred income taxes	915	508
Marketable securities	4,408	3,747
Other assets	621	1,428
Total Assets	$33,749	$38,592

LIABILITIES

Current Liabilities:
Short-term borrowings	$590	$359
Accounts payable	2,487	2,559
Accrued expenses	2,459	2,152
Deferred income	1,167	756
Accrued rebates and returns	851	889
Income taxes payable	262	160
Dividends payable	645	634
Liabilities related to assets held-for-sale	—	4,931
Total Current Liabilities	8,461	12,440
Pension, postretirement and postemployment liabilities	1,115	718
Deferred income	770	769
Income taxes payable	560	823
Other liabilities	618	625
Long-term debt	7,242	7,981
Total Liabilities	18,766	23,356

Commitments and contingencies (Note 22)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 4,212 in 2014 and 4,369 in 2013, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2014 and 2013	221	221
Capital in excess of par value of stock	1,507	1,922
Accumulated other comprehensive loss	(2,425)	(2,141)
Retained earnings	32,541	32,952
Less cost of treasury stock — 547 million common shares in 2014 and 559 million in 2013	(16,992)	(17,800)
Total Bristol-Myers Squibb Company Shareholders' Equity	14,852	15,154
Noncontrolling interest	131	82
Total Equity	14,983	15,236
Total Liabilities and Equity	$33,749	$38,592

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net earnings	$2,029	$2,580	$2,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(25)	(17)	(541)
Depreciation and amortization, net	467	763	681
Deferred income taxes	(542)	(491)	(1,230)
Stock-based compensation	213	191	154
Impairment charges	401	40	2,180
Pension settlements and amortization	971	294	292
Proceeds from Amylin diabetes alliance	—	—	3,570
Gain on sale of businesses and other	(567)	(9)	(35)
Changes in operating assets and liabilities:
Receivables	(252)	(504)	648
Inventories	(254)	(45)	(103)
Accounts payable	(44)	412	(232)
Deferred income	613	965	295
Income taxes payable	171	126	(50)
Other	(33)	(760)	(1,189)
Net Cash Provided by Operating Activities	3,148	3,545	6,941
Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	4,095	1,815	4,890
Purchases of marketable securities	(5,719)	(1,859)	(3,607)
Additions to property, plant and equipment and capitalized software	(526)	(537)	(548)
Business divestitures and other proceeds	3,585	9	68
Business acquisitions and other payments	(219)	—	(7,530)
Net Cash Provided by/(Used in) Investing Activities	1,216	(572)	(6,727)
Cash Flows From Financing Activities:
Short-term debt borrowings, net	244	198	49
Proceeds from issuance of long-term debt	—	1,489	1,950
Repayments of long-term debt	(676)	(597)	(2,108)
Interest rate swap contract terminations	105	20	2
Issuances of common stock	288	564	463
Repurchases of common stock	—	(433)	(2,403)
Dividends	(2,398)	(2,309)	(2,286)
Net Cash Used in Financing Activities	(2,437)	(1,068)	(4,333)
Effect of Exchange Rates on Cash and Cash Equivalents	58	25	(1)
Increase/(Decrease) in Cash and Cash Equivalents	1,985	1,930	(4,120)
Cash and Cash Equivalents at Beginning of Year	3,586	1,656	5,776
Cash and Cash Equivalents at End of Year	$5,571	$3,586	$1,656
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements are prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP), including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities (which may be referred to as Bristol-Myers Squibb, BMS, or the Company). All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date.

Alliance and license arrangements are assessed to determine whether the terms provide economic or other control over the entity requiring consolidation of an entity. Entities controlled by means other than a majority voting interest are referred to as variable interest entities and are consolidated when BMS has both the power to direct the activities of the variable interest entity that most significantly impacts its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, collectability is reasonably assured and title and substantially all risks and rewards of ownership is transferred, generally at time of shipment (including the supply of commercial products to alliance partners when they are the principal in the end customer sale). However, certain revenue of non-U.S. businesses is recognized on the date of receipt by the customer and alliance and other revenue related to Abilify* and Atripla* is not recognized until the products are sold to the end customer by the alliance partner. Royalties based on third-party sales are recognized as earned in accordance with the contract terms when the third-party sales are reliably measurable and collectability is reasonably assured. Refer to “—Note 3. Alliances” for further detail regarding alliances.

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

Goodwill, Acquired In-Process Research and Development and Other Intangible Assets

The fair value of intangible assets is typically determined using the “income method” utilizing Level 3 fair value inputs. The market participant valuations assume a global view considering all potential jurisdictions and indications based on discounted after-tax cash flow projections, risk adjusted for estimated probability of technical and regulatory success (for IPRD).

Finite-lived intangible assets, including licenses, developed technology rights and IPRD projects that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows.

Goodwill is tested at least annually for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. Examples of qualitative factors assessed in 2014 include our share price, financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year. Each relevant factor is assessed both individually and in the aggregate.

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

Restructuring

Restructuring charges are recognized as a result of actions to streamline operations and rationalize manufacturing facilities. Estimating the impact of restructuring plans, including future termination benefits and other exit costs requires judgment. Actual results could vary from these estimates.

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

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $115 million in 2014, $119 million in 2013 and $125 million in 2012.

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
Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues were as follows:

	2014	2013	2012
McKesson Corporation	20%	19%	23%
Cardinal Health, Inc.	12%	14%	19%
AmerisourceBergen Corporation	17%	15%	14%
Selected geographic area information was as follows:

	Total Revenues			Property, Plant and Equipment
Dollars in Millions	2014	2013	2012	2014	2013
United States	$7,716	$8,318	$10,384	$3,686	$3,708
Europe	3,592	3,930	3,706	597	729
Rest of the World	3,459	3,295	3,204	134	142
Other(a)	1,112	842	327	—	—
Total	$15,879	$16,385	$17,621	$4,417	$4,579

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.

Total revenues of key products were as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Virology
Baraclude (entecavir)	$1,441	$1,527	$1,388
Hepatitis C Franchise(a)	256	—	—
Reyataz (atazanavir sulfate)	1,362	1,551	1,521
Sustiva (efavirenz) Franchise(b)	1,444	1,614	1,527
Oncology
Erbitux* (cetuximab)	723	696	702
Opdivo (nivolumab)	6	—	—
Sprycel (dasatinib)	1,493	1,280	1,019
Yervoy (ipilimumab)	1,308	960	706
Neuroscience
Abilify* (aripiprazole)(c)	2,020	2,289	2,827
Immunoscience
Orencia (abatacept)	1,652	1,444	1,176
Cardiovascular
Eliquis (apixaban)	774	146	2
Diabetes Alliance(d)	295	1,683	972
Mature Products and All Other(e)	3,105	3,195	5,781
Total Revenues	$15,879	$16,385	$17,621

(a)	Includes Daklinza (daclatasvir) revenues of $201 million and Sunvepra (asunaprevir) revenues of $55 million in 2014.

(b)	Includes alliance and other revenues of $1,255 million in 2014, $1,366 million in 2013 and $1,267 million in 2012.

(c)	Includes alliance and other revenues of $1,778 million in 2014, $1,840 million in 2013 and $2,340 million in 2012.

(d)
Includes Bydureon* (exenatide extended-release for injectable suspension), Byetta* (exenatide), Farxiga*/Xigduo* (dapagliflozin/dapagliflozin and metformin hydrochloride), Onglyza*/Kombiglyze* (saxagliptin/saxagliptin and metformin), Myalept* (metreleptin) and Symlin* (pramlintide acetate). BMS sold its diabetes business to AstraZeneca on February 1, 2014.

(e)
Includes Plavix* (clopidogrel bisulfate) revenues of $208 million in 2014, $258 million in 2013 and $2,547 million in 2012. Additionally, includes Avapro*/Avalide* (irbesartan/irbesartan-hydrochlorothiazide) revenues of $211 million in 2014, $231 million in 2013 and $503 million in 2012.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. We refer to these collaborations as alliances and our partners as alliance partners. Several key products such as Abilify*, Sprycel, Sustiva (Atripla*), Eliquis, Erbitux* and Opdivo, as well as products comprising the diabetes alliance discussed below and certain mature and other brands are included in alliance arrangements.

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

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from alliances:
Net product sales	$3,531	$4,417	$6,124
Alliance and other revenues	3,828	3,804	3,748
Total Revenues	$7,359	$8,221	$9,872

Payments to/(from) alliance partners:
Cost of products sold	$1,394	$1,356	$1,706
Marketing, selling and administrative	44	(125)	(80)
Advertising and product promotion	90	(58)	(97)
Research and development	(70)	(140)	4
Other (income)/expense	(1,076)	(313)	(489)

Noncontrolling interest, pre-tax	38	36	844

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2014	2013
Receivables – from alliance partners	$888	$1,122
Accounts payable – to alliance partners	1,479	1,396
Deferred income from alliances(a)	1,493	5,089

(a)	Includes deferred income classified as liabilities related to assets held-for-sale of $3,671 million at December 31, 2013.

Specific information pertaining to each of our significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the income statement classification of and amounts attributable to payments between the parties.

Otsuka

BMS has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to co-develop and co-promote Abilify*, excluding certain Asian countries. The U.S. portion of the agreement was amended in 2009 and 2012 and expires upon the expected loss of product exclusivity on April 20, 2015. The agreement expired in all European Union (EU) countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country.

Both parties actively participate in joint executive governance and operating committees. Although Otsuka assumed responsibility for providing and funding all sales force efforts effective January 2013 (under the 2012 U.S. amendment), BMS is responsible for funding certain operating expenses up to various annual limits in 2013 through 2015. BMS purchases the active pharmaceutical ingredient (API) from Otsuka and completes the manufacture of the product for subsequent sale to third-party customers in the U.S. and certain other countries. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013. BMS also provides certain other services including distribution, customer management and pharmacovigilence. Otsuka is the principal for third-party product sales in the U.S. and was the principal in the EU prior to termination in June 2014. BMS is the principal for third-party product sales where it is the exclusive distributor for or has an exclusive right to sell Abilify*.

Alliance and other revenue is recognized for only BMS’s share of total net sales to third-party customers in these territories. In the U.S., BMS’s contractual share was 51.5% in 2012. Beginning January 1, 2013, BMS’s contractual share changed to the percentages of total U.S. net sales set forth in the table below. An assessment of BMS's expected annual contractual share is completed each quarterly reporting period and adjusted based upon reported U.S. Abilify* net sales at year end. BMS's annual contractual share was 33% in 2014 and 34% in 2013. The alliance and other revenue recognized in any interim period or quarter does not exceed the amounts that are due under the contract.

Annual U.S. Net Sales	BMS Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

In the EU, BMS’s contractual share of third-party net sales was 65%. In these countries and the U.S., alliance and other revenue is recognized when Abilify* is shipped and all risks and rewards of ownership have been transferred to third-party customers.

Under the terms of the 2009 U.S. amendment, BMS paid Otsuka $400 million in 2009, which is amortized as a reduction of alliance and other revenue through the expected loss of U.S. exclusivity on April 20, 2015. The unamortized balance is included in other assets. Otsuka receives a royalty based on 1.5% of total U.S. net sales, which is included in cost of products sold. Otsuka was responsible for 30% of the U.S. expenses related to the commercialization of Abilify* from 2010 through 2012.

BMS and Otsuka also have an alliance for Sprycel and Ixempra (ixabepilone) in the U.S., Japan and the EU. While both parties actively participate in various governance committees, BMS has control over the decision making. Both parties co-promote the product. BMS is responsible for the development and manufacture of the product and is also the principal in the end-customer product sales.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Otsuka alliances:
Net product sales	$1,493	$1,543	$1,386
Alliance and other revenues(a)	1,778	1,840	2,340
Total Revenues	$3,271	$3,383	$3,726

Payments to/(from) Otsuka:
Cost of products sold:
Oncology fee	$297	$295	$138
Royalties	90	86	78
Amortization of intangible assets	—	—	5
Cost of product supply	67	135	153

Cost reimbursements to/(from) Otsuka recognized in:
Cost of products sold	3	3	2
Marketing, selling and administrative	61	34	7
Advertising and product promotion	32	(42)	(49)
Research and development	3	(5)	(7)

Other (income)/expense	(9)	—	—

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2014	2013
Other assets – extension payment	$21	$87

(a)	Includes the amortization of the extension payment as a reduction to alliance and other revenue of $66 million in 2014, 2013 and 2012.

AstraZeneca

Prior to the diabetes business divestiture discussed below, BMS had an alliance with AstraZeneca consisting of three worldwide co-development and commercialization agreements covering (1) Onglyza* and related combination products sold under various names, (2) Farxiga* and related combination products and, (3) beginning in August 2012 after BMS's acquisition of Amylin Pharmaceuticals, Inc. (Amylin), Amylin's portfolio of products including Bydureon*, Byetta*, Symlin* and Myalept*, as well as certain assets owned by Amylin, including a manufacturing facility located in West Chester, Ohio.

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

For each alliance agreement, the rights transferred to AstraZeneca did not have standalone value as such rights were not sold separately by BMS or any other party, nor could AstraZeneca have received any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreements, including the exclusive supply arrangement. As such, each global alliance was treated as a single unit of accounting. As a result, upfront proceeds and any subsequent contingent milestone proceeds were amortized over the life of the related products.

In 2012, BMS received a $3.6 billion non-refundable, upfront payment from AstraZeneca in consideration for entering into the Amylin alliance. In 2013, AstraZeneca exercised its option for equal governance rights over certain key strategic and financial decisions regarding the Amylin alliance and paid BMS $135 million as consideration. These payments were accounted for as deferred income and amortized based on the relative fair value of the predominant elements included in the alliance over their estimated useful lives (intangible assets related to Bydureon* with an estimated useful life of 13 years, Byetta* with an estimated useful life of 7 years, Symlin* with an estimated life of 9 years, Myalept* with an estimated useful life of 12 years, and the Amylin manufacturing plant with an estimated useful life of 15 years). The amortization was presented as a reduction to cost of products sold because the alliance assets were acquired shortly before the commencement of the alliance and AstraZeneca was entitled to share in the proceeds from the sale of any of the assets. The amortization of the acquired Amylin intangible assets and manufacturing plant was also presented in cost of products sold. BMS was entitled to reimbursements for 50% of capital expenditures related to the acquired Amylin manufacturing facility. BMS and AstraZeneca also shared in certain tax attributes related to the Amylin alliance.

Prior to the termination of the alliance, BMS received non-refundable upfront, milestone and other licensing payments of $300 million related to Onglyza* and $250 million related to Farxiga*. Amortization of the Onglyza* and Farxiga* deferred income was included in other income as Onglyza* and Farxiga* were not commercial products at the commencement of the alliance. Both parties also shared most commercialization and development expenses equally, as well as profits and losses.

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

BMS and AstraZeneca entered into several agreements in connection with the sale, including a supply agreement, a development agreement and a transitional services agreement. Under those agreements, BMS is obligated to supply certain products, including the active product ingredients for Onglyza* and Farxiga* through 2020; to perform ongoing development activities for certain clinical trial programs through 2016; and to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations. Annual costs attributed to the development agreement are not expected to exceed approximately $115 million for both 2015 and 2016.

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

Royalty rates on net sales are as follows:

	2014	2015	2016	2017	2018 - 2025
Onglyza* and Farxiga* Worldwide Net Sales up to $500 million	44%	35%	27%	12%	14-25%
Onglyza* and Farxiga* Worldwide Net Sales over $500 million	3%	7%	9%	12%	14-25%
Amylin products U.S. Net Sales	—	2%	2%	5%	5-12%

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business (transferred during the third quarter of 2014), the Mount Vernon, Indiana manufacturing facility, and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations. Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

Consideration of $3.8 billion was accounted for in 2014, substantially all in the first quarter (including royalties and $700 million of contingent regulatory milestone payments related to the approval of Farxiga* in both the U.S. and Japan). Approximately $3.3 billion of the consideration was allocated to the sale of the business and the remaining $492 million was allocated to the undelivered elements described above. The consideration includes $235 million of earned royalties, including $192 million allocated to elements that were delivered. The gain on sale of the diabetes business was $536 million, including $292 million during the third quarter of 2014 resulting primarily from the transfer of the China diabetes business to AstraZeneca. The gain was based on the difference between the consideration allocated to the sale of the business excluding royalties (net of transaction fees) and the carrying value of the diabetes business net assets (including a $600 million allocation of goodwill and the reversal of $821 million of net deferred tax liabilities attributed to Amylin).

Consideration allocated to the Mount Vernon, Indiana manufacturing facility will continue to be deferred until transferred to AstraZeneca. Consideration allocated to the development and supply agreements will continue to be amortized over the applicable service periods. Amortization of deferred income attributed to the development agreement was included in other income as the sale of these services are not considered part of BMS’s ongoing major or central operations. Revenues attributed to the supply agreement were included in alliance and other revenues.

Consideration for the transaction is presented for cash flow purposes based on the allocation process described above, either as an investing activity if attributed to the sale of the business or related assets or as an operating activity if attributed to the transitional services, supply arrangement or development agreement.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from AstraZeneca alliances:
Net product sales	$160	$1,658	$962
Alliance and other revenues	135	16	10
Total Revenues	$295	$1,674	$972

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	$79	$673	$425
Amortization of deferred income	—	(307)	(126)

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost of products sold	(9)	(25)	(4)
Marketing, selling and administrative	(6)	(127)	(66)
Advertising and product promotion	(2)	(45)	(43)
Research and development	(16)	(86)	(25)

Other (income)/expense:
Amortization of deferred income	(80)	(31)	(38)
Provision for restructuring	(2)	(25)	(21)
Royalties	(192)	—	—
Transitional services	(90)	—	—
Gain on sale of business	(536)	—	—

Selected Alliance Cash Flow information:
Deferred income	315	215	3,547
Business divestitures and other proceeds	3,495	—	—

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2014	2013
Deferred income attributed to:
Non-refundable upfront, milestone and other licensing receipts(a)	$—	$3,671
Assets not yet transferred to AstraZeneca	176	—
Services not yet performed for AstraZeneca	226	—

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

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

Both parties actively participate in a joint executive committee and various other operating committees with direct oversight over the activities of the joint ventures. The joint ventures purchase Sustiva and Truvada* API in bulk form from the parties and complete the finishing of Atripla*. The joint ventures or Gilead sell and distribute Atripla* and are the principal in third-party customer sales. The parties no longer coordinate joint promotional activities.

Alliance and other revenue recognized for Atripla* include only the bulk efavirenz component of Atripla* which is based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva. Alliance and other revenue is deferred and the related alliance receivable is not recognized until the combined product is sold to third-party customers.

In Europe, following the 2013 loss of exclusivity of Sustiva and effective January 1, 2014, the percentage of Atripla* net sales in Europe recognized by BMS is equal to the difference between the average net selling prices of Atripla* and Truvada*. This alliance will continue in Europe until either party terminates the arrangement or the last patent expiration occurs for Atripla*, Truvada*, or Sustiva.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Gilead alliances:
Alliance and other revenues	$1,255	$1,366	$1,267

Equity in net loss of affiliates	$39	$17	$18

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2014	2013
Deferred income	$316	$468

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s subsidiary ImClone for the co-development and co-promotion of Erbitux* in the U.S., Canada and Japan. Under the EGFR agreement, both parties actively participate in a joint executive committee and various other operating committees and share responsibilities for research and development using resources in their own infrastructures. With respect to Erbitux*, Lilly manufactures bulk requirements for cetuximab in its own facilities and filling and finishing is performed by a third party for which BMS has oversight responsibility. BMS is responsible for promotional efforts in North America although Lilly has the right to co-promote at their own expense. BMS also has co-development and co-promotion rights in Canada and Japan. BMS is the principal in third-party customer sales in North America and pays Lilly a distribution fee for 39% of Erbitux* net sales in North America plus a share of certain royalties paid by Lilly. The agreement expires as to Erbitux* in North America in September 2018.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pre-tax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. In December 2014, BMS agreed to transfer its co-commercialization rights in Japan to Merck KGaA in May 2015 in exchange for future royalties through 2032 which will be included in other income when earned.

In March 2013, BMS and Lilly terminated its arrangement for necitumumab (IMC-11F8), with all rights returning to Lilly. Discovered by ImClone, necitumumab is a fully human monoclonal antibody that was part of the alliance between BMS and Lilly.

License acquisition costs of $500 million associated with the Erbitux* alliance agreement are amortized through 2018.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Lilly alliance:
Net product sales	$691	$696	$702
Alliance and other revenues	32	—	—
Total revenues	$723	$696	$702

Payments to/(from) Lilly:
Cost of products sold:
Distribution fees and royalties	$287	$289	$291
Amortization of intangible asset	37	37	38
Cost of product supply	69	65	81

Cost reimbursements to/(from) Lilly	—	(13)	23
Other (income)/expense – Japan commercialization fee	—	(30)	(37)

Selected Alliance Balance Sheet information	December 31,
Dollars in Millions	2014	2013
Other intangible assets – Non-refundable upfront, milestone and other licensing payments	$137	$174

BMS acquired Amylin Pharmaceuticals, Inc. (Amylin) in August 2012 (see “—Note 4. Acquisitions” for further information). Amylin previously entered into a settlement and termination agreement with Lilly regarding their alliance for the global development and commercialization of Byetta* and Bydureon* (exenatide products) under which the parties agreed to transition full responsibility of these products to Amylin. The transition of the U.S. operations was completed prior to the acquisition. The transition of non-U.S. operations in a majority of markets was completed in April 2013 terminating Lilly's non-U.S. exclusive right. Promissory notes assumed in the acquisition of Amylin aggregating $1.4 billion were repaid to Lilly during 2012.

Sanofi

In September 2012, BMS and Sanofi restructured the terms of the co-development and co-commercialization agreements for Plavix* and Avapro*/Avalide*. Effective January 1, 2013, Sanofi assumed essentially all of the worldwide operations of the alliance with the exception of Plavix* in the U.S. and Puerto Rico. The alliance for Plavix* in these markets continues unchanged through December 2019 under the same terms as the original alliance arrangements described below. In exchange for the rights transferred to Sanofi, BMS receives quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018.

Beginning in 2013, all royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in alliance and other revenues and were $223 million in 2014 and $220 million in 2013. Development and opt-out royalty income of $143 million in 2012 was included in other (income)/expense. Development royalty expense due Sanofi was $2 million in 2014 and 2013 presented in cost of products sold and $67 million in 2012 presented in other (income)/expense. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Equity in net income of affiliates in 2013 included $22 million of profit that was deferred prior to the restructuring of the agreement. Alliance and other revenues attributed to the supply of irbesartan API to Sanofi were $90 million in 2014, $116 million in 2013 and $117 million in 2012. The supply arrangement for irbesartan expires in 2015.

Prior to the restructuring, BMS’s worldwide alliance with Sanofi for the co-development and co-commercialization of Avapro*/Avalide* and Plavix* operated under the framework of two geographic territories: one in the Americas (principally the U.S., Canada, Puerto Rico and Latin American countries) and Australia, and the other in Europe and Asia. These two territory partnerships managed central expenses, such as marketing, research and development and royalties, and supply of finished product to individual countries. BMS acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering the Americas and Australia and consolidated all country partnership results for this territory with Sanofi’s 49.9% share of the results reflected as a noncontrolling interest. BMS also recognized net product sales in comarketing countries outside this territory (e.g. Italy for irbesartan only, Germany, Greece and Spain).

Sanofi acted as the operating partner and owned a 50.1% majority controlling interest in the territory covering Europe and Asia and BMS has a 49.9% ownership interest in this territory.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Sanofi alliances:
Net product sales	$102	$153	$2,930
Alliance and other revenues	317	336	120
Total Revenues	$419	$489	$3,050

Payments to/(from) Sanofi:
Cost of product supply	$2	$4	$81
Cost of products sold – Royalties	4	4	530
Equity in net income of affiliates	(146)	(183)	(201)
Other (income)/expense	—	(18)	(171)
Noncontrolling interest – pre-tax	38	36	844

Selected Alliance Cash Flow information:
Distributions (to)/from Sanofi - Noncontrolling interest	(49)	43	(742)
Distributions from Sanofi - Investment in affiliates	153	149	229

Selected Alliance Balance Sheet information:		December 31,
Dollars in Millions		2014	2013
Investment in affiliates – territory covering Europe and Asia(a)		$32	$43
Noncontrolling interest		38	49

(a)	Included in alliance receivables.

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Net sales	$360	$395	$1,077
Gross profit	297	319	453
Net income	$292	$313	$394

Cost of products sold for the territory covering Europe and Asia includes discovery royalties of $32 million in 2014, $38 million in 2013 and $133 million in 2012, which are paid directly to Sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $94 million in 2014, $108 million in 2013 and $293 million in 2012 related to receivables/payables attributed to cash distributions to BMS and Sanofi as well as intercompany balances between partnerships within the territory.

Pfizer

BMS and Pfizer Inc. (Pfizer) maintain a worldwide co-development and co-commercialization agreement for Eliquis, an anticoagulant discovered by BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies share profits and losses equally on a global basis. In certain countries, Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales.

Upon entering into the agreement, co-exclusive license rights for the product were granted to Pfizer in exchange for an upfront payment and potential milestone payments. Both parties assumed certain obligations to actively participate in the alliance and actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS manufactures the product in the alliance and is the principal in the end-customer product sales in most countries.

We determined that the rights transferred to Pfizer did not have standalone value as such rights were not sold separately by BMS or any other party, nor could Pfizer receive any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement, including the exclusive supply arrangement. As such, the global alliance was treated as a single unit of accounting and upfront proceeds and any subsequent contingent milestone proceeds are amortized over the life of the related product.

BMS received $864 million in non-refundable upfront, milestone and other licensing payments related to Eliquis to date. Amortization of the Eliquis deferred income is included in other income as Eliquis was not a commercial product at the commencement of the alliance.
Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Pfizer alliance:
Net product sales	$771	$144	$2
Alliance and other revenues	3	2	—
Total Revenues	$774	$146	$2

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$363	$69	$1
Cost reimbursements to/(from) Pfizer	26	4	(11)
Other (income)/expense – Amortization of deferred income	(50)	(41)	(37)

Selected Alliance Cash Flow information:
Deferred income	100	205	20

Selected Alliance Balance Sheet information:		December 31,
Dollars in Millions		2014	2013
Deferred income		$611	$581

Reckitt Benckiser Group

In May 2013, BMS and Reckitt Benckiser Group plc (Reckitt) entered into a three-year alliance for several over-the-counter-products sold primarily in Mexico and Brazil. Net sales of these products were approximately $100 million in 2012. Reckitt received the right to sell, distribute and market the products through May 2016 and will have certain responsibilities related to regulatory matters in the covered territory. BMS receives royalties on net sales of the products and exclusively supplies certain of the products to Reckitt at cost plus a markup. Certain limited assets, including the market authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

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

Non-refundable upfront proceeds of $485 million received by BMS were allocated to two units of accounting, including the rights transferred to Reckitt and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. A $15 million charge was included in other expenses to increase the fair value of the option to $129 million in 2014. The amount allocated to the rights transferred to Reckitt is amortized as alliance and other revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013
Revenues from Reckitt alliance:
Alliance and other revenues	$170	$116

Selected Alliance Cash Flow Information:
Deferred income	$—	$376
Other changes in operating assets and liabilities	20	109

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2014	2013
Deferred income	$155	$290

The Medicines Company

In February 2013, BMS and The Medicines Company entered into a two-year alliance for Recothrom, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics, Inc. in 2010). Net product sales of Recothrom were $67 million in 2012. The Medicines Company received the right to sell, distribute and market Recothrom on a global basis for two years, and will have certain responsibilities related to regulatory matters in the covered territory. BMS exclusively supplies Recothrom to The Medicines Company at cost plus a markup and receives royalties on net sales of Recothrom. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the alliance period, including the Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at that time). The Medicines Company exercised the option and acquired the business for $132 million in February 2015. See "—Note 5. Assets Held-For-Sale” for further information.

Non-refundable upfront proceeds of $115 million received by BMS were allocated to two units of accounting, including the rights transferred to The Medicines Company and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was $35 million at December 31, 2014 and was determined using Level 3 inputs and included in accrued expenses. The amount allocated to the rights transferred to The Medicines Company is amortized as alliance and other revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013
Revenues from The Medicines Company alliance:
Alliance and other revenues	$66	$74

Selected Alliance Cash Flow Information:
Deferred income	$—	$80
Other changes in operating assets and liabilities	—	35

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2014	2013
Deferred income	$3	$44

Valeant

In October 2012, BMS and PharmaSwiss SA, a wholly-owned subsidiary of Valeant Pharmaceuticals International Inc. (Valeant) entered into an alliance for certain mature brand products in Europe. Valeant received the right to sell, distribute, and market the products in Europe through December 31, 2014 and will have certain responsibilities related to regulatory matters in the covered territory. BMS exclusively supplies the products to Valeant at cost plus a markup.

BMS also granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. Valeant exercised the option and acquired the business for $61 million in January 2015.

Non-refundable upfront proceeds of $79 million received by BMS were allocated to two units of accounting, including the rights transferred to Valeant and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in accrued expenses. A $16 million charge was included in other expenses to increase the fair value of the option to $34 million in 2014. The amount allocated to the rights transferred to Valeant is amortized as alliance and other revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Valeant alliance:
Net product sales	$—	$4	$5
Alliance and other revenues	44	49	5
Total Revenues	$44	$53	$10

Selected Alliance Cash Flow Information:
Deferred income	$—	$—	$61
Other changes in operating assets and liabilities	16	—	18

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2014	2013
Deferred income	$—	$26

Ono

BMS and Ono Pharmaceutical Co., Ltd (Ono) have an alliance agreement to develop and commercialize Opdivo, an anti-PD-1 human monoclonal antibody being investigated as an anti-cancer treatment. BMS has the exclusive right to develop, manufacture and commercialize Opdivo in all territories worldwide except Japan, South Korea and Taiwan (where Ono was responsible for all development and commercialization prior to the amendment discussed below). Ono is entitled to receive royalties following regulatory approvals in all territories excluding the three countries listed above. The royalty rates are 4% in North America and 15% in all other applicable territories.

The alliance agreement was amended in July 2014 to provide for additional collaboration activities in Japan, South Korea and Taiwan pertaining to Opdivo and several other BMS compounds including ipilimumab, lirilumab, urelumab and BMS-986016 (anti-LAG3). Both parties have the right and obligation to jointly develop and commercialize the compounds. BMS is responsible for supply of the product. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also co-develop and co-commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted by both parties with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid to the other party when a sale is made to that party’s assigned customer.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Revenues from Ono alliances:
Net product sales	$113	$41	$—
Alliance and other revenues	28	4	—
Total Revenues	$141	$45	$—

Payments to/(from) Ono:
Cost of products sold:
Co-Promotion Fee	$20	$11	$—

Cost reimbursements to/(from) Ono recognized in:
Research and development	(15)	(12)	(11)

F-Star

In October 2014, BMS entered into an agreement with F-Star Alpha Ltd. (F-Star). The agreement provides BMS with an exclusive option to purchase F-Star Alpha Ltd. and its Phase 1 ready lead asset FS102, a targeted therapy in development for the treatment of breast and gastric cancer among a well-defined population of HER2-positive patients.
BMS paid $50 million to F-Star and its shareholders in 2014 for the option fee and certain licensing rights (included in research and development expenses) and is responsible for conducting and funding the development of FS102. The option is exercisable at BMS's discretion and expires upon the earlier of 60 days following obtaining proof of concept or June 2018. An additional $100 million will be payable upon the exercise of the option plus an additional aggregate consideration of $325 million for contingent development and regulatory approval milestone payments in the U.S. and Europe. BMS is not obligated to provide any additional financial support to F-Star.
F-Star was determined not to be a business as defined in ASC 805 - Business Combinations. As a result, contingent consideration was not included in the purchase price and no goodwill was recognized. However, F-Star is a variable interest entity as its equity holders lack the characteristics of a controlling financial interest. BMS was determined to be the primary beneficiary because of both its power to direct the activities most significantly and directly impacting the economic performance of the entity and its option rights described above. Upon consolidation, noncontrolling interest was credited by $59 million to reflect the fair value of the FS102 IPRD asset ($75 million) and deferred tax liabilities.
Note 4. ACQUISITIONS
iPierian, Inc. Acquisition
In April 2014, BMS acquired all of the outstanding shares of iPierian, Inc. (iPierian), a biotechnology company focused on new treatments for tauopathies, a class of neurodegenerative diseases. The acquisition provides BMS with full rights to IPN007, a preclinical monoclonal antibody to treat progressive supranuclear palsy and other tauopathies. The consideration includes an upfront payment of $175 million, contingent development and regulatory milestone payments up to $550 million and future royalties on net sales if any of the acquired preclinical assets are approved and commercialized. No significant iPierian processes were acquired, therefore the transaction was accounted for as an asset acquisition because iPierian was determined not to be a business. The upfront payment allocated to IPN007 was $148 million and included in research and development expenses. The remaining $27 million was allocated to deferred tax assets for net operating losses and tax credit carryforwards.
Amylin Pharmaceuticals, Inc. Acquisition
In August 2012, BMS acquired all of the outstanding shares of Amylin, a biopharmaceutical company focused on the discovery, development and commercialization of innovative medicines to treat diabetes and other metabolic diseases. Acquisition costs of $29 million were included in other expenses.

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

See "—Note 3. Alliances—AstraZeneca" for a discussion of the sale of the Company's diabetes business, including Amylin, to AstraZeneca which comprised our global diabetes alliance with them.

Inhibitex, Inc. Acquisition
In February 2012, BMS acquired all of the outstanding shares of Inhibitex, Inc. (Inhibitex), a clinical-stage biopharmaceutical company focused on developing products to prevent and treat serious infectious diseases. Acquisition costs of $12 million were included in other expense.

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

In August 2012, the Company discontinued development of INX-189 in the interest of patient safety. As a result, the Company recognized a non-cash, pre-tax impairment charge of $1.8 billion. For further information discussion of the impairment charge, see “—Note 14. Goodwill and Other Intangible Assets.”

The total consideration transferred and the allocation of the acquisition date fair values of assets acquired and liabilities assumed in the Amylin and Inhibitex acquisitions were as follows:

Dollars in Millions
Identifiable net assets:	Amylin	Inhibitex
Cash	$179	$46
Marketable securities	108	17
Inventory	173	—
Property, plant and equipment	742	—
Developed technology rights	6,340	—
IPRD	120	1,875
Other assets	136	—
Debt obligations	(2,020)	(23)
Other liabilities	(339)	(10)
Deferred income taxes	(1,068)	(579)
Total identifiable net assets	4,371	1,326
Goodwill	847	1,213
Total consideration transferred	$5,218	$2,539

Cash paid for the acquisition of Amylin included payments of $5.1 billion to its outstanding common stockholders and $219 million to holders of its stock options and restricted stock units (including $94 million attributed to accelerated vesting that was accounted for as stock compensation expense in 2012).

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

Note 5. ASSETS HELD-FOR-SALE

As discussed in "—Note 3. Alliances", BMS sold its diabetes business to AstraZeneca in February 2014 which previously comprised the global alliance with them. The diabetes business was treated as a single disposal group held-for-sale as of December 31, 2013. No write-down was required as the fair value of the business less costs to sell exceeded the related carrying value. Assets held-for-sale at December 31, 2014 are related to alliances with The Medicines Company and Valeant. The allocation of goodwill was based on the relative fair value of the businesses divested to the Company's reporting unit.

The following table provides the assets and liabilities classified as held-for-sale:

Dollars in Millions	December 31, 2014	December 31, 2013
Assets
Receivables	$—	$83
Inventories	38	163
Deferred income taxes - current	—	125
Prepaid expenses and other	—	20
Property, plant and equipment	—	678
Goodwill	19	550
Other intangible assets	52	5,682
Other assets	—	119
Assets held-for-sale	$109	$7,420

Liabilities
Short-term borrowings and current portion of long-term debt	$—	$27
Accounts payable	—	30
Accrued expenses	—	148
Deferred income - current	—	352
Accrued rebates and returns	—	81
Deferred income - noncurrent	—	3,319
Deferred income taxes - noncurrent	—	946
Other liabilities	—	28
Liabilities related to assets held-for-sale	$—	$4,931

Note 6. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Interest expense	$203	$199	$182
Investment income	(101)	(104)	(106)
Provision for restructuring	163	226	174
Litigation charges/(recoveries)	23	20	(45)
Equity in net income of affiliates	(107)	(166)	(183)
Out-licensed intangible asset impairment	29	—	38
Gain on sale of product lines, businesses and assets	(564)	(2)	(53)
Other alliance and licensing income	(404)	(148)	(312)
Pension curtailments, settlements and special termination benefits	877	165	158
Other	91	15	67
Other (income)/expense	$210	$205	$(80)

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Employee termination benefits	$157	$211	$145
Other exit costs	6	15	29
Provision for restructuring	$163	$226	$174

Restructuring charges included employee termination benefits for manufacturing, selling, administrative, and research and development workforce reductions across all geographic regions of approximately 1,387 in 2014, 1,450 in 2013 and 1,205 in 2012. The restructuring actions were primarily related to specialty care transformation initiatives in 2014 designed to create a more simplified organization across all functions and geographic markets, and sales force reductions in several European countries in 2013 following the restructuring of the Sanofi and Otsuka alliance agreements. Subject to local regulations, costs are not recognized until completion of discussions with works councils. Additional costs of $100 million are expected to be incurred for specialty care transformation initiatives in 2015.

The following table represents the activity of employee termination and other exit cost liabilities:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Liability at January 1	$102	$167	$77
Charges	155	249	178
Change in estimates	8	(23)	(4)
Provision for restructuring	163	226	174
Foreign currency translation	(2)	4	(1)
Amylin acquisition	—	—	26
Liabilities related to assets held-for-sale	—	(67)	—
Spending	(107)	(228)	(109)
Liability at December 31	$156	$102	$167
Note 8. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Current:
U.S.	$334	$375	$627
Non-U.S.	560	427	442
Total Current	894	802	1,069
Deferred:
U.S.	(403)	(390)	(1,164)
Non-U.S	(139)	(101)	(66)
Total Deferred	(542)	(491)	(1,230)
Total Provision/(Benefit)	$352	$311	$(161)

Effective Tax Rate

The reconciliation of the effective tax/(benefit) rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2014		2013		2012
Earnings/(Loss) before income taxes:
U.S.	$(349)		$(135)		$(271)
Non-U.S.	2,730		3,026		2,611
Total	$2,381		$2,891		$2,340
U.S. statutory rate	833	35.0%	1,012	35.0%	819	35.0%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(509)	(21.4)%	(620)	(21.4)%	(688)	(29.4)%
U.S. tax effect of capital losses	(361)	(15.2)%	—	—	(392)	(16.7)%
U.S. Federal, state and foreign contingent tax matters	228	9.6%	134	4.6%	66	2.8%
U.S. Federal research based credits	(131)	(5.4)%	(220)	(7.6)%	(31)	(1.4)%
Goodwill related to diabetes divestiture	210	8.8%	—	—	—	—
U.S. Branded Prescription Drug Fee	84	3.5%	63	2.2%	90	3.8%
R&D charge	52	2.2%	—	—	—	—
State and local taxes (net of valuation allowance)	20	0.8%	25	0.9%	20	0.9%
Foreign and other	(74)	(3.1)%	(83)	(2.9)%	(45)	(1.9)%
	$352	14.8%	$311	10.8%	$(161)	(6.9)%

The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. U.S. taxes have not been provided on approximately $24 billion of undistributed earnings of foreign subsidiaries as of December 31, 2014. These undistributed earnings primarily relate to operations in Ireland and Puerto Rico, which operate under favorable tax grants not scheduled to expire prior to 2023. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that will have to be provided. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows.

The divestiture of the diabetes business resulted in a $361 million capital loss tax benefit from the sale of Amylin shares in 2014. Additional reserves of $123 million were established in 2014 for certain transfer pricing matters related to tax periods from 2008 through 2014. Goodwill allocated to the diabetes business divestiture, U.S. Branded Prescription Drug Fee and the research and development charge from the acquisition of iPierian in 2014 were not deductible for tax purposes. The retroactive reinstatement of the 2012 U.S. Federal research and development credit in 2013 resulted in additional tax credits of $82 million in 2013. The tax insolvency of Inhibitex resulted in a $392 million capital loss tax benefit in 2012. Orphan drug credits are included in the U.S. Federal research based credits for all periods presented.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2014	2013
Deferred tax assets
Foreign net operating loss carryforwards	$3,473	$3,892
Milestone payments and license fees	440	483
Deferred income	1,163	2,168
U.S. capital loss carryforwards	562	784
U.S. Federal net operating loss carryforwards	135	138
Pension and postretirement benefits	467	120
State net operating loss and credit carryforwards	337	377
Intercompany profit and other inventory items	531	495
U.S. Federal tax credit carryforwards	26	23
Other foreign deferred tax assets	202	187
Share-based compensation	95	107
Legal settlements	14	20
Repatriation of foreign earnings	94	49
Internal transfer of intellectual property	247	223
Other	311	357
Total deferred tax assets	8,097	9,423
Valuation allowance	(4,259)	(4,623)
Net deferred tax assets	3,838	4,800

Deferred tax liabilities
Depreciation	(128)	(148)
Acquired intangible assets	(390)	(2,567)
Other	(832)	(780)
Total deferred tax liabilities	(1,350)	(3,495)
Deferred tax assets, net	$2,488	$1,305

Recognized as:
Assets held-for-sale	$—	$125
Deferred income taxes – current	1,644	1,701
Deferred income taxes – non-current	915	508
Income taxes payable – current	(11)	(10)
Liabilities related to assets held-for-sale	—	(946)
Income taxes payable – non-current	(60)	(73)
Total	$2,488	$1,305

The U.S. Federal net operating loss carryforwards were $386 million at December 31, 2014. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The U.S. Federal tax credit carryforwards expire in varying amounts beginning in 2017. The realization of the U.S. Federal tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. The capital loss available of $1,564 million can be carried back to 2009 and the carryforward amount expires in various amounts beginning in 2017. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2015 (certain amounts have unlimited lives).

At December 31, 2014, a valuation allowance of $4,259 million was established for the following items: $3,457 million primarily for foreign net operating loss and tax credit carryforwards, $354 million for state deferred tax assets including net operating loss and tax credit carryforwards, $12 million for U.S. Federal net operating loss carryforwards and $436 million for U.S. Federal and state capital losses.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Balance at beginning of year	$4,623	$4,404	$3,920
Provision	140	252	494
Utilization	(109)	(68)	(145)
Foreign currency translation	(395)	40	39
Acquisitions	—	(5)	96
Balance at end of year	$4,259	$4,623	$4,404

Income tax payments were $544 million in 2014, $478 million in 2013 and $676 million in 2012. The current tax benefit realized as a result of stock related compensation credited to capital in excess of par value of stock was $131 million in 2014, $129 million in 2013 and $71 million in 2012.

Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns that are filed are subject to examination by various Federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. Liabilities are established for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credits and deductibility of certain expenses. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax liabilities is included in the effective tax rate reconciliation above.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Balance at beginning of year	$756	$642	$628
Gross additions to tax positions related to current year	106	74	46
Gross additions to tax positions related to prior years	218	108	66
Gross additions to tax positions assumed in acquisitions	—	—	31
Gross reductions to tax positions related to prior years	(57)	(87)	(57)
Settlements	(65)	26	(54)
Reductions to tax positions related to lapse of statute	(12)	(8)	(19)
Cumulative translation adjustment	(12)	1	1
Balance at end of year	$934	$756	$642

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Unrecognized tax benefits that if recognized would impact the effective tax rate	$668	$508	$633
Accrued interest	96	83	59
Accrued penalties	17	34	32
Interest expense	27	24	14
Penalty expense/(benefit)	(7)	3	16

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current U.S. and foreign income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

Effective January 2014, BMS adopted an update from the FASB that clarified existing guidance on the presentation of unrecognized tax benefits when various qualifying tax benefit carryforwards exist, including when the unrecognized tax benefit should be presented as a reduction to deferred tax assets or as a liability. Non-current deferred tax assets and income tax liabilities were reduced by $236 million upon adoption.

BMS is currently under examination by a number of tax authorities, including but not limited to the major tax jurisdictions listed in the table below, which have proposed adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2014 will decrease in the range of approximately $310 million to $370 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2014
Canada	2006 to 2014
France	2012 to 2014
Germany	2007 to 2014
Italy	2003 to 2014
Mexico	2009 to 2014

Note 9. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2014	2013	2012
Net Earnings Attributable to BMS	$2,004	$2,563	$1,960
Earnings attributable to unvested restricted shares	—	—	(1)
Net Earnings Attributable to BMS common shareholders	$2,004	$2,563	$1,959

Earnings per share - basic	$1.21	$1.56	$1.17

Weighted-average common shares outstanding - basic	1,657	1,644	1,670
Contingently convertible debt common stock equivalents	1	1	1
Incremental shares attributable to share-based compensation plans	12	17	17
Weighted-average common shares outstanding - diluted	1,670	1,662	1,688

Earnings per share - diluted	$1.20	$1.54	$1.16

Anti-dilutive weighted-average equivalent shares - stock incentive plans	—	—	2

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

Fair Value Measurements – The fair values of financial instruments are classified into one of the following categories:
Level 1 inputs utilize non-binding quoted prices (unadjusted) in active markets accessible at the measurement date for identical assets or liabilities. The fair value hierarchy provides the highest priority to Level 1 inputs.

Level 2 inputs utilize observable prices for similar instruments, non-binding quoted prices for identical or similar instruments in non-active markets, and other observable inputs corroborated by market data for substantially the full term of the assets or liabilities. These instruments include corporate debt securities, certificates of deposit, money market funds, foreign currency forward contracts, interest rate swap contracts, equity funds, fixed income funds and long-term debt. Additionally, certain corporate debt securities utilize a third-party matrix pricing model using significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of December 31, 2014. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from volatility in underlying foreign currencies and underlying interest rates driven by market conditions and the duration of the contract. Credit adjustment volatility may have a significant impact on the valuation of interest rate swap contracts resulting from changes in counterparty credit ratings and credit default swap spreads.

Level 3 unobservable inputs are used when little or no market data is available. The fair value of written options to sell the assets of certain businesses (see “—Note 3. Alliances” for further discussion) is based on an option pricing methodology that considers revenue and profitability projections, volatility, discount rates, and potential exercise price assumptions. The fair value of contingent consideration related to an acquisition was estimated utilizing a model that considered the probability of achieving each milestone and discount rates.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014				December 31, 2013
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$5,051	$—	$5,051	$—	$3,201	$—	$3,201
Marketable securities
Certificates of deposit	—	896	—	896	—	122	—	122
Corporate debt securities	—	5,259	—	5,259	—	4,432	—	4,432
Equity funds	—	94	—	94	—	74	—	74
Fixed income funds	—	11	—	11	—	46	—	46
Auction Rate Securities (ARS)	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	46	—	46	—	64	—	64
Foreign currency forward contracts	—	118	—	118	—	50	—	50
Equity investments	36	—	—	36	—	—	—	—
Derivative liabilities:
Interest rate swap contracts	—	(3)	—	(3)	—	(27)	—	(27)
Foreign currency forward contracts	—	—	—	—	—	(35)	—	(35)
Written option liabilities	—	—	(198)	(198)	—	—	(162)	(162)
Contingent consideration liability	—	—	(8)	(8)	—	—	(8)	(8)

The following table summarizes the activity the financial assets utilizing Level 3 fair value measurements:

	2014			2013
Dollars in Millions	ARS	Written option liabilities	Contingent consideration liability	ARS and FRS(a)	Written option liabilities	Contingent consideration liability
Fair value at January 1	$12	$(162)	$(8)	$31	$(18)	$(8)
Additions from new alliances	—	—	—	—	(144)	—
Unrealized gains	—	—	—	1	—	—
Sales	—	—	—	(20)	—	—
Changes in fair value	—	(36)	—	—	—	—
Fair value at December 31	$12	$(198)	$(8)	$12	$(162)	$(8)

(a)	Floating Rate Securities
Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

December 31, 2014
Certificates of deposit	$896	$—	$—	$896
Corporate debt securities	5,237	30	(8)	5,259
ARS	9	3	—	12
Equity investments	14	22	—	36
Total	$6,156	$55	$(8)	$6,203

December 31, 2013
Certificates of deposit	$122	$—	$—	$122
Corporate debt securities	4,401	44	(13)	4,432
ARS	9	3	—	12
Total	$4,532	$47	$(13)	$4,566

Available-for-sale securities included in current marketable securities were $1,759 million at December 31, 2014 and $819 million at December 31, 2013. Non-current available-for-sale corporate debt securities mature within five years at December 31, 2014, except for ARS. Equity investments of $36 million were included in other assets at December 31, 2014.

Fair Value Option for Financial Assets

Investments in equity and fixed income funds offsetting changes in fair value of certain employee retirement benefits were included in current marketable securities. Investment income resulting from changes in fair value was not significant.

Qualifying Hedges
The following summarizes the fair value of outstanding derivatives:

		December 31, 2014		December 31, 2013
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$847	$46	$673	$64
Interest rate swap contracts	Other liabilities	1,050	(3)	1,950	(27)
Foreign currency forward contracts	Prepaid expenses and other	1,323	106	301	44
Foreign currency forward contracts	Other assets	100	12	100	6
Foreign currency forward contracts	Accrued expenses	—	—	704	(31)
Foreign currency forward contracts	Other liabilities	—	—	263	(4)

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. The contracts are designated as cash flow hedges with the effective portion of changes in fair value reported in accumulated OCI and recognized in earnings when the hedged item affects earnings. The net gains are expected to be reclassified to cost of products sold within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($536 million) and Japanese yen ($636 million) at December 31, 2014. The fair value of a foreign currency forward contract attributed to the Japanese yen (notional amount of $330 million) not designated as a cash flow hedge was $7 million and was included in prepaid expenses and other at December 31, 2014.

Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring within 60 days after the originally forecasted date or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during all periods presented.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($662 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated OCI with the related offset in long term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.17% as of December 31, 2014) plus an interest rate spread ranging from (0.8)% to 2.9%. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized as a reduction to interest expense over the remaining life of the debt.

The notional amount of fixed-to-floating interest rate swap contracts executed was $200 million in 2014 and $2.1 billion in 2013. The notional amount of fixed-to-floating interest rate swap contracts terminated was $426 million in 2014, generating proceeds of $119 million (including accrued interest of $10 million). Additional contracts were terminated in connection with debt redemptions in 2014 and 2012.

Debt Obligations

Short-term borrowings were $590 million and $359 million at December 31, 2014 and 2013, respectively, consisting primarily of bank overdrafts.

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2014	2013
Principal Value:
4.375% Euro Notes due 2016	$611	$684
0.875% Notes due 2017	750	750
5.450% Notes due 2018	—	582
1.750% Notes due 2019	500	500
4.625% Euro Notes due 2021	611	684
2.000% Notes due 2022	750	750
7.150% Debentures due 2023	304	304
3.250% Notes due 2023	500	500
6.800% Debentures due 2026	330	330
5.875% Notes due 2036	625	625
6.125% Notes due 2038	480	480
3.250% Notes due 2042	500	500
4.500% Notes due 2044	500	500
6.880% Debentures due 2097	260	260
0% - 5.75% Other - maturing 2016 - 2030	83	144
Subtotal	6,804	7,593

Adjustments to Principal Value:
Fair value of interest rate swap contracts	43	37
Unamortized basis adjustment from swap terminations	454	442
Unamortized bond discounts	(59)	(64)
Total	$7,242	$8,008

Current portion of long-term debt(a)	$—	$27
Long-term debt	7,242	7,981

(a)	Included in liabilities related to assets held-for-sale at December 31, 2013.

The fair value of long-term debt was $8,045 million and $8,487 million at December 31, 2014 and 2013, respectively, and was estimated based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Floating Rate Convertible Senior Debentures of $18 million due 2023 are redeemable by the holders at par on September 15, 2018 or if a fundamental change in ownership occurs and are callable at par at any time by BMS. The Debentures have a current conversion price of $39.58, equal to a conversion rate of 25.2623 shares for each $1,000 principal amount, subject to certain anti-dilutive adjustments.

Senior unsecured notes issued in registered public offerings were $1.5 billion in 2013 and $2.0 billion in 2012. Interest on the notes will be paid semi-annually. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness and are redeemable by BMS in whole or in part, at any time at a predetermined redemption price.

The 5.25% Notes with a principal amount of $597 million matured and was repaid in 2013. Substantially all of the $2.0 billion debt obligations assumed in the acquisition of Amylin were repaid in 2012, including a promissory note with Lilly with respect to a revenue sharing obligation and Amylin senior notes due 2014.

There were no debt redemptions in 2013. Debt redemption activity for 2014 and 2012, including repayment of the Amylin debt obligations, was as follows:

Dollars in Millions	2014	2012
Principal amount	$582	$2,052
Carrying value	633	2,081
Redemption price	676	2,108
Notional amount of interest rate swap contracts terminated	500	6
Swap termination proceeds/(payments)	(4)	2
Total loss	45	27

Interest payments were $238 million in 2014, $268 million in 2013 and $241 million in 2012 net of amounts received from interest rate swap contracts.

Two separate $1.5 billion five-year revolving credit facilities are maintained from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2014 or 2013.

Financial guarantees provided in the form of stand-by letters of credit and performance bonds were $725 million at December 31, 2014. Stand-by letters of credit are issued through financial institutions in support of guarantees for various obligations. Performance bonds are issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.
Note 11. RECEIVABLES

	December 31,
Dollars in Millions	2014	2013
Trade receivables	$2,193	$1,779
Less allowances	(93)	(89)
Net trade receivables	2,100	1,690
Alliance partners receivables	888	1,122
Prepaid and refundable income taxes	178	262
Miscellaneous receivables	224	286
Receivables	$3,390	$3,360

Non-U.S. receivables sold on a nonrecourse basis were $812 million in 2014, $1,031 million in 2013, and $956 million in 2012. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented 36% and 40% of total trade receivables at December 31, 2014 and 2013, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2014	2013	2012
Balance at beginning of year	$89	$104	$147
Provision	773	720	832
Utilization	(769)	(731)	(875)
Assets held-for-sale	—	(4)	—
Balance at end of year	$93	$89	$104

Note 12. INVENTORIES

	December 31,
Dollars in Millions	2014	2013
Finished goods	$500	$491
Work in process	856	757
Raw and packaging materials	204	250
Inventories	$1,560	$1,498

Inventories expected to remain on-hand beyond one year were $232 million at December 31, 2014 and $351 million at December 31, 2013 and included in other assets.

Note 13. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in Millions	2014	2013
Land	$109	$109
Buildings	4,830	4,748
Machinery, equipment and fixtures	3,774	3,699
Construction in progress	353	287
Gross property, plant and equipment	9,066	8,843
Less accumulated depreciation	(4,649)	(4,264)
Property, plant and equipment	$4,417	$4,579

Property, plant and equipment related to the Mount Vernon, Indiana manufacturing facility was approximately $235 million as of December 31, 2014. The facility is expected to be sold in 2015. It was not included in assets held-for-sale for both periods because the assets were not available for immediate sale in their present condition. See "—Note 3. Alliances” for further discussion on the sale of the diabetes business. Depreciation expense was $543 million in 2014, $453 million in 2013 and $382 million in 2012.
Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

		December 31,
Dollars in Millions	Estimated Useful Lives	2014	2013
Goodwill		7,027	7,096

Other intangible assets:
Licenses	5 – 15 years	1,090	1,162
Developed technology rights	9 – 15 years	2,358	2,486
Capitalized software	3 – 10 years	1,254	1,240
In-process research and development (IPRD)		280	548
Gross other intangible assets		4,982	5,436
Less accumulated amortization		(3,229)	(3,118)
Total other intangible assets		1,753	2,318

Goodwill of $600 million was allocated to the sale of the diabetes business in 2014, including $550 million presented in assets held-for-sale at December 31, 2013. See“—Note 5. Assets Held-For-Sale” for further discussion. Amortization expense was $286 million in 2014, $858 million in 2013 and $607 million in 2012. Future annual amortization expense of other intangible assets is expected to be approximately $220 million in 2015, $210 million in 2016, $200 million in 2017, $150 million in 2018, $110 million in 2019 and $583 million thereafter. Other intangible asset impairment charges were $380 million in 2014, none in 2013 and $2.1 billion in 2012.

A $310 million IPRD impairment charge was recognized in 2014 for peginterferon lambda which was in Phase III development for treatment of hepatitis C virus (HCV). The full write-off was required after assessing the potential commercial viability of the asset and estimating its fair value. The assessment considered the lower likelihood of filing for registration in certain markets after completing revised projections of revenues and expenses. A significant decline from prior projected revenues resulted from the global introduction of oral non-interferon products being used to treat patients with HCV and no other alternative uses for the product.

BMS announced the discontinued development of BMS-986094 (formerly known as INX-189), a nucleotide polymerase (NS5B) inhibitor that was in Phase II development for the treatment of HCV in August 2012. The decision was made in the interest of patient safety, based on a rapid, thorough and ongoing assessment of patients in a Phase II study that was voluntarily suspended on August 2012. BMS acquired BMS-986094 with its acquisition of Inhibitex in February 2012. As a result of the termination of this development program, a $1.8 billion pre-tax impairment charge was recognized in 2012. An impairment charge of $120 million was also recognized in 2012 related to continued competitive pricing pressures and a partial write-down to fair value of developed technology rights related to a previously acquired non-key product.

Note 15. ACCRUED EXPENSES

	December 31,
Dollars in Millions	2014	2013
Employee compensation and benefits	$892	$735
Royalties	213	173
Accrued research and development	445	380
Restructuring - current	128	73
Pension and postretirement benefits	47	47
Accrued litigation	43	65
Other	691	679
Total accrued expenses	$2,459	$2,152
Note 16. SALES REBATES AND RETURN ACCRUALS

Reductions to trade receivables and accrued rebates and returns liabilities are as follows:

	December 31,
Dollars in Millions	2014	2013
Charge-backs related to government programs	$41	$37
Cash discounts	15	12
Reductions to trade receivables	$56	$49

Managed healthcare rebates and other contract discounts	$148	$147
Medicaid rebates	193	227
Sales returns	232	279
Other adjustments	278	236
Accrued rebates and returns	$851	$889

Note 17. DEFERRED INCOME

	December 31,
Dollars in Millions	2014	2013
Alliances (Note 3)	$1,493	$1,418
Gain on sale-leaseback transactions	45	71
Other	399	36
Total deferred income	$1,937	$1,525

Current portion	$1,167	$756
Non-current portion	770	769

Alliances include unamortized amounts for upfront, milestone and other licensing proceeds, revenue deferrals attributed to the Gilead alliance and undelivered elements from the diabetes business divestiture. Upfront, milestone and other licensing proceeds are amortized over the shorter of the contractual rights period or the expected life of the product. Deferred gains on sale-leaseback transactions are amortized over the remaining lease terms of the related facilities through 2018. Other deferrals include approximately $300 million invoiced for a product under an early access program in the EU. A portion of this amount will be recognized as revenue, subject to final price negotiations with the local government. Amortization of deferred income was $362 million in 2014, $548 million in 2013 and $308 million in 2012.

Deferred income of $3,671 million was included in liabilities related to assets held-for-sale at December 31, 2013. See“—Note 5. Assets Held-For-Sale” for further discussion.

Note 18. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2012	2,205	$220	$3,114	$33,069	515	$(17,402)	$(89)
Net earnings	—	—	—	1,960	—	—	850
Cash dividends declared	—	—	—	(2,296)	—	—	—
Stock repurchase program	—	—	—	—	73	(2,407)	—
Employee stock compensation plans	3	1	(420)	—	(18)	986	—
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	(6)
Distributions	—	—	—	—	—	—	(740)
Balance at December 31, 2012	2,208	221	2,694	32,733	570	(18,823)	15
Net earnings	—	—	—	2,563	—	—	38
Cash dividends declared	—	—	—	(2,344)	—	—	—
Stock repurchase program	—	—	—	—	11	(413)	—
Employee stock compensation plans	—	—	(772)	—	(22)	1,436	—
Distributions	—	—	—	—	—	—	29
Balance at December 31, 2013	2,208	221	1,922	32,952	559	(17,800)	82
Net earnings	—	—	—	2,004	—	—	39
Cash dividends declared	—	—	—	(2,415)	—	—	—
Employee stock compensation plans	—	—	(393)	—	(11)	755	—
Debt conversion	—	—	(22)	—	(1)	53	—
Variable interest entity	—	—	—	—	—	—	59
Distributions	—	—	—	—	—	—	(49)
Balance at December 31, 2014	2,208	$221	$1,507	$32,541	547	$(16,992)	$131

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

Noncontrolling interest is primarily related to the Plavix* and Avapro*/Avalide* partnerships with Sanofi for the territory covering the Americas. Net earnings attributable to noncontrolling interest are presented net of taxes of $22 million in 2014, $20 million in 2013 and $317 million in 2012 with a corresponding increase to the provision for income taxes. Distribution of the partnership profits to Sanofi and Sanofi’s funding of ongoing partnership operations occur on a routine basis. The above activity includes the pre-tax income and distributions related to these partnerships.

The components of other comprehensive income/(loss) were as follows:

Dollars in Millions	Pretax	Tax	After Tax
2012
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$26	$(17)	$9
Reclassified to net earnings	(56)	20	(36)
Derivatives qualifying as cash flow hedges	(30)	3	(27)
Pension and other postretirement benefits:
Actuarial losses	(432)	121	(311)
Amortization(b)	133	(43)	90
Settlements and curtailments(c)	159	(56)	103
Pension and other postretirement benefits	(140)	22	(118)
Available-for-sale securities:
Unrealized gains	20	(8)	12
Realized gains(d)	(11)	2	(9)
Available-for-sale securities	9	(6)	3
Foreign currency translation	(15)	—	(15)
	$(176)	$19	$(157)
2013
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$58	$(17)	$41
Reclassified to net earnings	(56)	22	(34)
Derivatives qualifying as cash flow hedges	2	5	7
Pension and other postretirement benefits:
Actuarial gains	1,475	(504)	971
Amortization(b)	129	(43)	86
Settlements(c)	165	(56)	109
Pension and other postretirement benefits	1,769	(603)	1,166
Available-for-sale securities:
Unrealized losses	(35)	3	(32)
Realized gains(d)	(8)	3	(5)
Available-for-sale securities	(43)	6	(37)
Foreign currency translation	(75)	—	(75)
	$1,653	$(592)	$1,061
2014
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$139	$(45)	$94
Reclassified to net earnings	(41)	16	(25)
Derivatives qualifying as cash flow hedges	98	(29)	69
Pension and other postretirement benefits:
Actuarial losses	(1,414)	464	(950)
Amortization(b)	104	(37)	67
Settlements and curtailments(c)	867	(308)	559
Pension and other postretirement benefits	(443)	119	(324)
Available-for-sale securities:
Unrealized gains	10	(6)	4
Realized gains(d)	(1)	—	(1)
Available-for-sale securities	9	(6)	3
Foreign currency translation	(8)	(24)	(32)
	$(344)	$60	$(284)

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of products sold.

(b)	Actuarial gains/(losses) and prior service cost/(credits) are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses.

(c)	Pension settlements and curtailments are recognized in other (income)/expense.

(d)	Realized gains on available-for-sale securities are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive income/(loss), net of taxes, were as follows:

	December 31,
Dollars in Millions	2014	2013
Derivatives qualifying as cash flow hedges	$85	$16
Pension and other postretirement benefits	(2,181)	(1,857)
Available-for-sale securities	31	28
Foreign currency translation	(360)	(328)
Accumulated other comprehensive loss	$(2,425)	$(2,141)
Note 19. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES
BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, covering most U.S. employees and representing approximately 65% of the consolidated pension plan assets and 61% of the obligations. BMS contributes at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities.

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Pension Benefits			Other Benefits
Dollars in Millions	2014	2013	2012	2014	2013	2012
Service cost — benefits earned during the year	$34	$38	$32	$4	$8	$8
Interest cost on projected benefit obligation	305	302	319	14	13	22
Expected return on plan assets	(508)	(519)	(508)	(27)	(26)	(25)
Amortization of prior service credits	(3)	(4)	(3)	(1)	(2)	(2)
Amortization of net actuarial (gain)/loss	110	134	129	(2)	1	10
Curtailments	1	—	(1)	(4)	—	—
Settlements	866	165	160	—	—	—
Special termination benefits	14	—	—	—	—	—
Net periodic benefit cost/(credit)	$819	$116	$128	$(16)	$(6)	$13

In September 2014, BMS and Fiduciary Counselors Inc., as an independent fiduciary of the Bristol-Myers Squibb Company Retirement Income Plan, entered into a definitive agreement to transfer certain U.S. pension assets to The Prudential Insurance Company of America (Prudential) to settle approximately $1.5 billion of pension obligations. BMS purchased a group annuity contract from Prudential in December 2014, who irrevocably assumed the obligation to make future annuity payments to certain BMS retirees. The transaction will not change the amount of the monthly pension benefit received by affected retirees and surviving beneficiaries and resulted in a pre-tax settlement charge of $713 million. Pension settlement charges were also recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2014, 2013 and 2012.

Changes in defined benefit and postretirement benefit plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2014	2013	2014	2013
Benefit obligations at beginning of year	$7,233	$8,200	$404	$460
Service cost—benefits earned during the year	34	38	4	8
Interest cost	305	302	14	13
Plan participants’ contributions	2	2	22	23
Curtailments	(27)	—	(3)	—
Settlements	(1,774)	(350)	—	—
Plan amendments	(2)	(1)	(7)	—
Actuarial (gains)/losses	1,673	(761)	28	(43)
Retiree Drug Subsidy	—	—	6	6
Benefits paid	(216)	(206)	(62)	(63)
Exchange rate (gains)/losses	(160)	9	(4)	—
Benefit obligations at end of year	$7,068	$7,233	$402	$404

Fair value of plan assets at beginning of year	$7,406	$6,542	$347	$311
Actual return on plan assets	750	1,154	36	61
Employer contributions	124	251	8	9
Plan participants’ contributions	2	2	22	23
Settlements	(1,774)	(350)	—	—
Retiree Drug Subsidy	—	—	6	6
Benefits paid	(216)	(206)	(62)	(63)
Exchange rate gains/(losses)	(144)	13	—	—
Fair value of plan assets at end of year	$6,148	$7,406	$357	$347

Funded status	$(920)	$173	$(45)	$(57)

Assets/(Liabilities) recognized:
Other assets	$40	$731	$91	$87
Accrued expenses	(36)	(35)	(11)	(12)
Pension and other postretirement liabilities	(924)	(523)	(125)	(132)
Funded status	$(920)	$173	$(45)	$(57)

Recognized in accumulated other comprehensive loss:
Net actuarial (gains)/losses	$3,304	$2,878	$(24)	$(44)
Prior service credit	(40)	(41)	(9)	(4)
Total	$3,264	$2,837	$(33)	$(48)

The accumulated benefit obligation for all defined benefit pension plans was $7,001 million and $7,125 million at December 31, 2014 and 2013, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2014	2013
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$5,877	$1,291
Fair value of plan assets	4,917	732
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$5,731	$1,101
Fair value of plan assets	4,823	608

Actuarial Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	3.6%	4.4%	3.4%	3.8%
Rate of compensation increase	0.8%	2.3%	2.0%	2.1%

Weighted-average actuarial assumptions used to determine net periodic benefit (credit)/cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.2%	4.1%	4.4%	3.7%	3.0%	4.1%
Expected long-term return on plan assets	7.6%	8.0%	8.2%	8.3%	8.8%	8.8%
Rate of compensation increase	2.3%	2.3%	2.3%	2.1%	2.1%	2.0%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The Citigroup Pension Discount curve is used in developing the discount rate for the U.S. plans.

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value”. The fair value of plan assets exceeded the market-related value by $300 million at December 31, 2014. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period. Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class. Historical long-term actual annualized returns for U.S. pension plans were as follows:

	2014	2013	2012
10 years	7.9%	8.0%	8.5%
15 years	6.4%	6.8%	6.5%
20 years	9.3%	8.8%	8.5%

Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Gains and losses are amortized over the life expectancy of the plan participants for U.S. plans (37 years in 2015) and expected remaining service periods for most other plans to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The amortization of net actuarial loss and prior service credit is expected to be approximately $93 million in 2015. The periodic benefit cost or credit is included in cost of products sold, research and development, and marketing, selling and administrative expenses, except for curtailments, settlements and other special termination benefits which are included other expenses.

Assumed healthcare cost trend rates at December 31 were as follows:

	2014	2013	2012
Healthcare cost trend rate assumed for next year	6.0%	6.4%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2019	2018
Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would not have a material impact on the service and interest cost or post retirement benefit obligation.

Plan Assets
The fair value of pension and postretirement plan assets by asset category at December 31, 2014 and 2013 was as follows:

	December 31, 2014				December 31, 2013
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities	$1,115	$—	$—	$1,115	$1,804	$—	$—	$1,804
Equity Funds	446	1,113	—	1,559	534	1,679	—	2,213
Fixed Income Funds	340	777	—	1,117	238	657	—	895
Corporate Debt Securities	—	1,481	—	1,481	—	1,410	—	1,410
Venture Capital and Limited Partnerships	—	—	327	327	—	—	369	369
Government Mortgage Backed Securities	—	7	—	7	—	1	—	1
U.S. Treasury and Agency Securities	—	557	—	557	—	514	—	514
Short-Term Investment Funds	—	63	—	63	—	122	—	122
Insurance Contracts	—	—	119	119	—	—	142	142
Event Driven Hedge Funds	—	71	—	71	—	122	—	122
State and Municipal Bonds	—	9	—	9	—	24	—	24
Real Estate	4	—	—	4	4	—	—	4
Cash and Cash Equivalents	76	—	—	76	133	—	—	133
Total plan assets at fair value	$1,981	$4,078	$446	$6,505	$2,713	$4,529	$511	$7,753
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
Level 2 inputs include observable prices for similar instruments, quoted prices for identical or similar instruments in markets that are not active, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. Equity funds, fixed income funds, event driven hedge funds and short-term investment funds classified as Level 2 within the fair value hierarchy are valued at the net asset value of their shares held at year end. There were no significant unfunded commitments or restrictions on redemptions related to investments valued at NAV as of December 31, 2014. Corporate debt securities, government mortgage backed securities, U.S. treasury and agency securities, and state and municipal bonds classified as Level 2 within the fair value hierarchy are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active.
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
The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Venture Capital and Limited Partnerships	Insurance Contracts	Other	Total
Fair value at January 1, 2013	$381	$132	$23	$536
Purchases, sales and settlements, net	(91)	(4)	(23)	(118)
Realized gains/(losses)	48	5	—	53
Unrealized gains/(losses)	31	9	—	40
Fair value at December 31, 2013	369	142	—	511
Purchases, sales and settlements, net	(88)	(15)	—	(103)
Realized gains/(losses)	61	(15)	—	46
Unrealized gains/(losses)	(15)	7	—	(8)
Fair value at December 31, 2014	$327	$119	$—	$446

The investment strategy emphasizes equities in order to achieve higher expected returns and lower expenses and required cash contributions over the long-term. A target asset allocation of 43% public equity (16% U.S. and 16% international and 11% global), 7% private equity and 50% long-duration fixed income is maintained for the U.S. pension plans. Investments are diversified within each of the three major asset categories. Approximately 98% of the U.S. pension plans equity investments are actively managed. Venture capital and limited partnerships are typically valued on a three month lag using latest available information. BMS common stock represents less than 1% of the plan assets at December 31, 2014 and 2013.

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $124 million in 2014, $251 million in 2013 and $396 million in 2012 and are expected to be approximately $100 million in 2015. Estimated annual future benefit payments (including lump sum payments) range from $300 million to $400 million in each of the next five years, and aggregate $1.7 billion in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. were $190 million in 2014, 2013 and 2012.
Note 20. EMPLOYEE STOCK BENEFIT PLANS
On May 1, 2012, the shareholders approved the 2012 Stock Award and Incentive Plan (the 2012 Plan), which replaced the 2007 Stock Incentive Plan. Shares of common stock reserved for issuance pursuant to stock plans, options and conversions of preferred stock were 250 million at December 31, 2014. Shares available to be granted for the active plans were 112 million at December 31, 2014. Shares are issued from treasury stock. Shares tendered in a prior year to pay the purchase price of options and shares previously utilized to satisfy withholding tax obligations upon exercise continue to be available and reserved.

Executive officers and key employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of ten years. The plan provides for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. The Company has not granted any stock options or stock appreciation rights since 2009.

Common stock or stock units may be granted to key employees, subject to restrictions as to continuous employment. Generally, vesting occurs ratably over a four year period from grant date. Compensation expense is recognized over the vesting period. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

Market share units are granted to executives. Vesting is conditioned upon continuous employment until the vesting date and payout factor is at least 60% of the share price on the award date. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vest date, and the nine trading days immediately preceding the grant or vest date. Vesting occurs ratably over four years.

Performance share units are granted to executives and have a three year cycle and are granted as a target number of units subject to adjustment based on company performance. Shares ultimately issued for awards granted prior to 2014 are calculated based on actual performance compared to earnings targets and other performance criteria established at the beginning of each year of the three year performance cycle. Shares ultimately issued for awards granted in 2014 are based on the actual performance compared to earnings target and other performance criteria established for 2014 and a subsequent adjustment for the Company's three-year total shareholder return relative to a peer group of companies. Vesting occurs on the third anniversary of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. The acceleration of unvested stock options and restricted stock units in connection with the acquisition of Amylin resulted in stock-based compensation expense in 2012. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Other information related to stock-based compensation benefits are as follows:

	Years Ended December 31,
Dollars in Millions	2014	2013	2012
Stock options	$—	$2	$7
Restricted stock units	75	74	64
Market share units	34	29	23
Performance share units	104	86	60
Amylin stock options and restricted stock units (see Note 4)	—	—	94
Total stock-based compensation expense	$213	$191	$248

Income tax benefit	$71	$64	$82

	Stock Options		Restricted Stock Units		Market Share Units		Performance share units
	Number of Options Outstanding	Weighted- Average Exercise Price of Shares	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value
Shares in Thousands
Balance at January 1, 2014	23,123	$22.88	6,552	$32.81	1,832	$33.82	4,292	$33.75
Granted	—	—	1,903	52.22	886	55.44	2,288	55.17
Released/Exercised	(6,635)	23.68	(2,474)	27.51	(1,674)	29.32	(2,743)	32.80
Adjustments for actual payout	—	—	—	—	1,212	27.40	(120)	33.08
Forfeited/Canceled	(911)	27.25	(734)	23.75	(295)	40.34	(298)	53.68
Balance at December 31, 2014	15,577	22.29	5,247	43.61	1,961	42.47	3,419	47.12

Vested or expected to vest	15,577	22.29	4,847	43.61	1,812	42.47	3,159	47.12

	Restricted	Market	Performance
Dollars in Millions	Stock Units	Share Units	Share Units
Unrecognized compensation cost	$152	$36	$88
Expected weighted-average period in years of compensation cost to be recognized	2.6	2.6	1.7

Amounts in Millions, except per share data	2014	2013	2012
Weighted-average grant date fair value (per share):
Restricted stock units	$52.22	$38.73	$32.71
Market share units	55.44	37.40	31.85
Performance share units	55.17	37.40	32.33

Fair value of options or awards that vested during the year:
Stock options	$—	$11	$23
Restricted stock units	68	74	74
Market share units	49	30	18
Performance share units	90	90	56

Total intrinsic value of stock options exercised during the year	$199	$323	$153
The fair value of awards approximates the closing trading price of BMS's common stock on the grant date. The fair value of market share units also considers the payout formula and probability of satisfying market conditions.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2014 (amounts in millions, except per share data):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
$1 - $20	4,886	4.17	$17.53	$203
$20 - $30	10,691	1.97	24.46	369
	15,577	2.66	$22.29	$572
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing stock price of $59.03 on December 31, 2014.
Note 21. LEASES

Annual minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) are approximately $100 million in each of the next five years and an aggregate $100 million thereafter. Operating lease expenses were $137 million in 2014, $144 million in 2013 and $142 million in 2012. Sublease income was not material for all periods presented.
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
INTELLECTUAL PROPERTY
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision and in June 2014 the U.S. Court of Appeals for the Federal Circuit (Federal Court of Appeals) denied the Company's appeal. In July 2014, the Company filed a petition for an en banc rehearing by the entire Federal Court of Appeals which was denied in October 2014. In January 2015, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court requesting that the court hear an appeal of the Federal Court of Appeals decision. In September 2014, Teva received final approval from the FDA for its generic version of entecavir and launched its product in the U.S. We have experienced a rapid and significant negative impact on U.S. net product sales of Baraclude beginning in the fourth quarter of 2014. U.S. net product sales of Baraclude were $215 million in 2014.
Baraclude — South Korea
In 2013, Daewoong Pharmaceutical Co. Ltd. and Hanmi Pharmaceuticals Co., Ltd. initiated separate invalidity actions in the Korean Intellectual Property Office against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent. In January 2015, the Korean Intellectual Property Tribunal ruled that the '523 patent is valid. There still remains a risk that generic companies will continue to challenge the validity of the '523 patent and/or launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2014.

Plavix* — Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case has been remanded to the Federal Court for further proceedings related to damages sought by Apotex.  The Australian government has intervened in this matter and is also seeking damages for alleged losses experienced during the period when the injunction was in place. The Company and Apotex have settled the Apotex case and the case has been dismissed. The Australian government's claim is still pending. It is not possible at this time to predict the outcome of the Australian government’s claim or its impact on the Company.

Plavix* — Canada (Apotex, Inc.)
On April 22, 2009, Apotex filed an impeachment action against Sanofi in the Federal Court of Canada alleging that Sanofi’s Canadian Patent No. 1,336,777 (the ‘777 Patent) is invalid. On June 8, 2009, Sanofi filed its defense to the impeachment action and filed a suit against Apotex for infringement of the ‘777 Patent. The trial was completed in June 2011 and in December 2011, the Federal Court of Canada issued a decision that the ‘777 Patent is invalid. In July 2013, the Federal Court of Appeal reversed the Federal Court of Canada's decision and upheld the validity of the '777 Patent. The case was remanded to the Federal Court of Canada to consider the damages owed to the Company by Apotex for the infringement of the ‘777 patent. In September 2013, Apotex sought leave to appeal the decision of the Federal Court of Appeal to the Supreme Court of Canada and the Supreme Court of Canada was scheduled to hear the case in November 2014. The Company and Apotex have settled and the case has been dismissed, thus concluding the matter.
GENERAL COMMERCIAL LITIGATION
Remaining Apotex Matter Related to Plavix*

As previously disclosed, in January 2011, Apotex filed a lawsuit in Florida State Court, Broward County, alleging breach of contract relating to the May 2006 proposed settlement agreement with Apotex relating to the then pending Plavix* patent litigation. A trial was held in March 2013 and a jury verdict was delivered in favor of the Company and Apotex appealed the decision. The Company and Apotex have settled and Apotex has withdrawn its appeal, thus concluding the matter.
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

AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court and oral argument took place in May 2013. In June 2014, the Pennsylvania Supreme Court vacated the Commonwealth judge's decision and remanded the matter back to the Commonwealth Court. In January 2015, the Commonwealth Court entered judgment in favor of the Company. It is possible that the Commonwealth of Pennsylvania could appeal this decision.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,500 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, Illinois, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 430 separate lawsuits pending on behalf of over 1,900 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.

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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $62 million at December 31, 2014, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
New Brunswick Facility—Environmental & Personal Injury Lawsuits
Since May 2008, over 300 lawsuits have been filed against the Company in New Jersey Superior Court by or on behalf of current and former residents of New Brunswick, New Jersey who live or have lived adjacent to the Company’s New Brunswick facility. The complaints allege various personal injuries resulting from environmental contamination at the New Brunswick facility and historical operations at that site, or are claims for medical monitoring. A portion of these complaints also assert claims for alleged property damage. In October 2008, the New Jersey Supreme Court granted Mass Tort status to these cases and transferred them to the New Jersey Superior Court in Atlantic County for centralized case management purposes. Since October 2011, over 200 additional cases have been filed in New Jersey Superior Court and removed by the Company to United States District Court, District of New Jersey. Accordingly, there are in excess of 500 cases between the state and federal court actions. In June 2014, the Company and the plaintiffs agreed to a settlement, which was finalized in December 2014. This concludes the matter.
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

Note 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Total Revenues	$3,811	$3,889	$3,921	$4,258	$15,879
Gross Margin	2,843	2,898	2,914	3,292	11,947
Net Earnings	936	334	732	27	2,029
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	(1)	1	11	14	25
BMS	937	333	721	13	2,004

Earnings per Share - Basic(a)	$0.57	$0.20	$0.43	$0.01	$1.21
Earnings per Share - Diluted(a)	0.56	0.20	0.43	0.01	1.20

Cash dividends declared per common share	$0.36	$0.36	$0.36	$0.37	$1.45

Cash and cash equivalents	$5,225	$4,282	$4,851	$5,571	$5,571
Marketable securities(b)	5,392	6,769	6,698	6,272	6,272
Total Assets	33,424	33,503	33,450	33,749	33,749
Long-term debt	7,367	7,372	7,267	7,242	7,242
Equity	15,531	15,379	15,201	14,983	14,983

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013
Total Revenues	$3,831	$4,048	$4,065	$4,441	$16,385
Gross Margin	2,768	2,940	2,890	3,168	11,766
Net Earnings	623	530	692	735	2,580
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	14	(6)	—	9	17
BMS	609	536	692	726	2,563

Earnings per Share - Basic(a)	$0.37	$0.33	$0.42	$0.44	$1.56
Earnings per Share - Diluted(a)	0.37	0.32	0.42	0.44	1.54

Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.36	$1.41

Cash and cash equivalents	$1,355	$1,821	$1,771	$3,586	$3,586
Marketable securities(b)	4,420	4,201	4,574	4,686	4,686
Total Assets	35,958	36,252	36,804	38,592	38,592
Long-term debt(c)	7,180	7,122	6,562	7,981	7,981
Equity	13,699	14,373	14,714	15,236	15,236

(a)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(b)	Marketable securities includes current and non-current assets.
(c)	Also includes the current portion of long-term debt.

The following specified items affected the comparability of results in 2014 and 2013:
2014

Dollars in Millions	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	45	39		36	31	151

Additional year of Branded Prescription Drug Fee	—	—		96	—	96
Process standardization implementation costs	3	3		2	1	9
Marketing, selling and administrative	3	3		98	1	105

Upfront, milestone and other payments	15	148		65	50	278
IPRD impairments	33	310		—	—	343
Research and development	48	458		65	50	621

Provision for restructuring	21	16		35	91	163
Gain on sale of product lines, businesses and assets	(259)	12		(315)	3	(559)
Pension curtailments, settlements and special termination benefits	64	45		28	740	877
Acquisition and alliance related items(b)	16	17		39	—	72
Litigation charges/(recoveries)	25	(23)		10	15	27
Loss on debt redemption	45	—		—	—	45
Out-licensed intangible asset impairment	—	—		—	11	11
Upfront, milestone and other licensing receipts	—	—	—	—	(10)	(10)
Other (income)/expense	(88)	67		(203)	850	626

Increase/(decrease) to pretax income	8	567		(4)	932	1,503

Income tax on items above	(179)	(102)		33	(297)	(545)
Specified tax charge(c)	—	—		—	123	123
Income taxes	(179)	(102)		33	(174)	(422)
Increase/(decrease) to net earnings	$(171)	$465		$29	$758	$1,081

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.
(b)	Includes $16 million of additional year of Branded Prescription Drug Fee in the third quarter.
(c)	Specified tax charge relates to transfer pricing matters.

2013

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Accelerated depreciation, asset impairment and other shutdown costs	$—	$—	$—	$36	$36
Amortization of acquired Amylin intangible assets	138	137	137	137	549
Amortization of Amylin alliance proceeds	(67)	(67)	(68)	(71)	(273)
Amortization of Amylin inventory adjustment	14	—	—	—	14
Cost of products sold	85	70	69	102	326

Marketing, selling and administrative(a)	1	1	4	10	16

Research and development(b)	—	—	—	16	16

Provision for restructuring	33	173	6	14	226
Pension settlements	—	99	37	25	161
Acquisition and alliance related items	—	(10)	—	—	(10)
Litigation recoveries	—	(23)	—	—	(23)
Upfront, milestone and other licensing receipts	(14)	—	—	—	(14)
Other (income)/expense	19	239	43	39	340

Increase to pretax income	105	310	116	167	698
Income tax on items above	(35)	(116)	(40)	(51)	(242)
Increase to net earnings	$70	$194	$76	$116	$456

(a)	Specified items in marketing, selling and administrative are process standardization implementation costs.
(b)	Specified items in research and development are upfront, milestone and other licensing payments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
February 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 13, 2015

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2014, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2014 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated
February 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 13, 2015

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)
Reference is made to the 2015 Proxy Statement to be filed on or about March 23, 2015 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)
The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to the 2015 Proxy Statement to be filed on or about March 23, 2015 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2015 Proxy Statement to be filed on or about March 23, 2015 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to the 2015 Proxy Statement to be filed on or about March 23, 2015 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.
Reference is made to the 2015 Proxy Statement to be filed on or about March 23, 2015 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	58
	Consolidated Balance Sheets	59
	Consolidated Statements of Cash Flows	60
	Notes to Consolidated Financial Statements	61
	Report of Independent Registered Public Accounting Firm	107

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

2.	Exhibits Required to be filed by Item 601 of Regulation S-K	113
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

Date: February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAMBERTO ANDREOTTI	Chief Executive Officer and Director	February 13, 2015
(Lamberto Andreotti)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 13, 2015
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 13, 2015
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ JAMES M. CORNELIUS	Chairman of the Board of Directors	February 13, 2015
(James M. Cornelius)

/s/ GIOVANNI CAFORIO, M.D.	Director	February 13, 2015
(Giovanni Caforio)

/s/ LEWIS B. CAMPBELL	Director	February 13, 2015
(Lewis B. Campbell)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 13, 2015
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 13, 2015
(Michael Grobstein)

/s/ ALAN J. LACY	Director	February 13, 2015
(Alan J. Lacy)

/s/ THOMAS J. LYNCH	Director	February 13, 2015
(Thomas J. Lynch)

/s/ DINESH C. PALIWAL	Director	February 13, 2015
(Dinesh C. Paliwal)

/s/ VICKI L. SATO, PH.D.	Director	February 13, 2015
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 13, 2015
(Gerald L. Storch)

/s/ TOGO D. WEST, JR.	Director	February 13, 2015
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

4i.
Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).
‡

4j.
Form of Fifth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).
‡

4k.
Form of Sixth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).
‡

4l.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4m.	Form of 4.375% Notes due 2016 (incorporated herein by reference to Exhibit 4t to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡
4n.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4o.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	‡

4p.	Form of 0.875% Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4q.	Form of 2.000% Notes Due 2022 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4r.	Form of 3.250% Notes Due 2042 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4s.
Seventh Supplemental Indenture, dated as of October 31, 2013, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).
‡

4t.	Form of 1.750% Notes Due 2019 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on October 31, 2013).	‡

4u.	Form of 3.250% Notes Due 2023 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on October 31, 2013).	‡

4v.	Form of 4.500% Notes Due 2044 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on October 31, 2013).	‡

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
‡

10f.
Extension notice dated June 2, 2014 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2014).
‡

10g.
Extension notice dated June 2, 2014 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2014).
‡

10h.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10i.
Master Restructuring Agreement between Bristol-Myers Squibb Company and Sanofi dated as of September 27, 2012 (incorporated by reference herein to Exhibit 10a to the Form 10-Q for the quarterly period ended September 30, 2012). †

‡

10j.
Side Letter to Master Restructuring Agreement between Bristol-Myers Squibb Company and Sanofi dated as of January 1, 2013 (incorporated herein by reference to Exhibit 10p to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10k.
Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of October 23, 2001 (incorporated by reference herein to Exhibit 10.12 to the Form 8-K filed on August 17, 2009).†

‡

10l.
Amendment No. 3 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of September 25, 2006 (incorporated by reference herein to Exhibit 10.13 to the Form 8-K filed on August 17, 2009).†

‡

10m.
Amendment No. 5 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of April 4, 2009 (incorporated by reference herein to Exhibit 10.14 to the Form 8-K filed on August 17, 2009).†

‡

10n.
Amendment No. 9 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of October 29, 2012 (incorporated herein by reference to Exhibit 1ee to the Form 10-K for the fiscal year ended December 31, 2012). †

‡

10o.
Amended and Restated Stock and Asset Purchase Agreement between Bristol-Myers Squibb Company and AstraZeneca AB (PUBL) dated as of January 31, 2014 (incorporated herein by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2013). †
‡

‡‡10p.
Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2008).

‡

‡‡10q.	Bristol-Myers Squibb Company 2012 Stock Award and Incentive Plan, effective as of May 1, 2012 (incorporated herein by reference to Exhibit B to the 2012 Proxy Statement dated March 20, 2012).	‡

‡‡10r.
Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).

‡

‡‡10s.
Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).

‡

‡‡10t.
Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).

‡

‡‡10u.
Form of Performance Share Units Agreement for the 2012-2014 Performance Cycle under the 2007 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2011).

‡

‡‡10v.
Form of Performance Share Units Agreement for the 2013-2015 Performance Cycle under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10oo to the Form 10-K for the fiscal year ended December 31, 2012).

‡

‡‡10w.
Form of 2014-2016 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10hh to the Form 10-K for the fiscal year ended December 31, 2013).
‡

‡‡10x.	Form of 2015-2017 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-1

‡‡10y.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10z.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10aa.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10bb.
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

‡‡10cc.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).

‡

‡‡10dd.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).

‡

‡‡10ee.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).

‡

‡‡10ff.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, as amended and restated effective as of January 1, 2012, (incorporated herein by reference to Exhibit 10ww to the Form 10-K for the fiscal year ended December 31, 2012).

‡

‡‡10gg.
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

‡‡10ii.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (incorporated by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2011).

‡

‡‡10jj.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2008).

‡

‡‡10kk.
Form of Corrective Amendment between the Registrant and each of the named executive officers and certain other executives effective January 1, 2009 (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2012).

‡
‡‡10ll.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).

‡

‡‡10mm.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 20, 2015 (filed herewith).	E-10-5

‡‡10nn.
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

‡‡10oo.
Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).

‡

‡‡10pp.
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

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2014, 2013 and 2012, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Farxiga, Xigduo, Onglyza and Kombiglyze are trademarks of AstraZeneca AB; Erbitux is a trademark of ImClone LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada and Tybost are trademarks of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Norvir is a trademark of Abbvie, Inc.; Myalept is a trademark of Aegerion Pharmaceutical, Inc. and Reglan is a trademark of ANIP Acquisition Company. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.