Form 10-Q
period 2015-03-31
BRISTOL MYERS SQUIBB CO
filed 2015-04-28
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At March 31, 2015, there were 1,666,974,545 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
MARCH 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.
Controls and Procedures	34

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	34

Item 1A.
Risk Factors	34

Item 2.
Issuer Purchases of Equity Securities	35

Item 6.
Exhibits	36

Signatures	37

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2015	2014
Net product sales	$3,059	$2,807
Alliance and other revenues	982	1,004
Total Revenues	$4,041	$3,811

Cost of products sold	847	968
Marketing, selling and administrative	894	957
Advertising and product promotion	135	163
Research and development	1,016	946
Other (income)/expense	(299)	(208)
Total Expenses	2,593	2,826

Earnings Before Income Taxes	1,448	985
Provision for Income Taxes	249	49
Net Earnings	1,199	936
Net Earnings/(Loss) Attributable to Noncontrolling Interest	13	(1)
Net Earnings Attributable to BMS	$1,186	$937

Earnings per Common Share
Basic	$0.71	$0.57
Diluted	$0.71	$0.56

Cash dividends declared per common share	$0.37	$0.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2015	2014
Net Earnings	$1,199	$936
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	6	(3)
Pension and postretirement benefits	(44)	(114)
Available-for-sale securities	16	2
Foreign currency translation	31	(11)
Other Comprehensive Income/(Loss)	9	(126)

Comprehensive Income	1,208	810
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	13	(1)
Comprehensive Income Attributable to BMS	$1,195	$811
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$6,294	$5,571
Marketable securities	1,313	1,864
Receivables	3,458	3,390
Inventories	1,437	1,560
Deferred income taxes	1,885	1,644
Prepaid expenses and other	538	470
Assets held-for-sale	—	109
Total Current Assets	14,925	14,608
Property, plant and equipment	4,323	4,417
Goodwill	7,027	7,027
Other intangible assets	1,706	1,753
Deferred income taxes	685	915
Marketable securities	4,279	4,408
Other assets	634	621
Total Assets	$33,579	$33,749

LIABILITIES

Current Liabilities:
Short-term borrowings	$330	$590
Accounts payable	2,346	2,487
Accrued expenses	1,791	2,459
Deferred income	1,459	1,167
Accrued rebates and returns	910	851
Income taxes payable	220	262
Dividends payable	633	645
Total Current Liabilities	7,689	8,461
Pension, postretirement and postemployment liabilities	1,156	1,115
Deferred income	697	770
Income taxes payable	638	560
Other liabilities	583	618
Long-term debt	7,127	7,242
Total Liabilities	17,890	18,766

Commitments and contingencies (Note 17)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,191 in 2015 and 4,212 in 2014, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2015
and 2014	221	221
Capital in excess of par value of stock	1,314	1,507
Accumulated other comprehensive loss	(2,416)	(2,425)
Retained earnings	33,110	32,541
Less cost of treasury stock – 541 million common shares in 2015 and 547 million in 2014	(16,683)	(16,992)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,546	14,852
Noncontrolling interest	143	131
Total Equity	15,689	14,983
Total Liabilities and Equity	$33,579	$33,749
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net earnings	$1,199	$936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings)/loss attributable to noncontrolling interest	(13)	1
Depreciation and amortization, net	104	137
Deferred income taxes	(7)	110
Stock-based compensation	54	49
Impairment charges	13	47
Pension settlements and amortization	50	80
Gain on sale of businesses and other	(234)	(262)
Changes in operating assets and liabilities:
Receivables	(91)	107
Inventories	51	(144)
Accounts payable	(83)	(12)
Deferred income	334	327
Income taxes payable	81	(215)
Other	(832)	(544)
Net Cash Provided by Operating Activities	626	617
Cash Flows From Investing Activities:
Proceeds from sale and maturities of marketable securities	1,508	376
Purchases of marketable securities	(821)	(1,080)
Additions to property, plant and equipment and capitalized software	(136)	(118)
Business divestitures and other proceeds	203	3,055
Business acquisitions and other payments	—	(21)
Net Cash Provided by Investing Activities	754	2,212
Cash Flows From Financing Activities:
Short-term borrowings, net	(260)	(79)
Repayments of long-term debt	—	(676)
Interest rate swap contract terminations	27	(4)
Issuances of common stock	174	172
Dividends	(623)	(605)
Net Cash Used in Financing Activities	(682)	(1,192)
Effect of Exchange Rates on Cash and Cash Equivalents	25	2
Increase in Cash and Cash Equivalents	723	1,639
Cash and Cash Equivalents at Beginning of Period	5,571	3,586
Cash and Cash Equivalents at End of Period	$6,294	$5,225
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at March 31, 2015 and December 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K (2014 Form 10-K).

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

Certain prior period amounts were reclassified to conform to the current period presentation. Pension settlements and amortization previously presented in Other in the consolidated statements of cash flows are now presented separately.

In April 2014, the Financial Accounting Standards Board (FASB) issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015.

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
Product revenues were as follows:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Virology
Baraclude (entecavir)	$340	$406
Hepatitis C Franchise(a)	264	—
Reyataz (atazanavir sulfate) Franchise	294	344
Sustiva (efavirenz) Franchise(b)	290	319
Oncology
Erbitux* (cetuximab)	165	169
Opdivo (nivolumab)	40	—
Sprycel (dasatinib)	375	342
Yervoy (ipilimumab)	325	271
Neuroscience
Abilify* (aripiprazole)(c)	554	540
Immunoscience
Orencia (abatacept)	400	363
Cardiovascular
Eliquis (apixaban)	355	106
Mature Products and All Other(d)	639	951
Total Revenues	$4,041	$3,811

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.
(a)	Includes Daklinza (daclatasvir) revenues of $180 million and Sunvepra (asunaprevir) revenues of $84 million for the three months ended March 31, 2015.
(b)	Includes alliance and other revenue of $251 million and $272 million for the three months ended March 31, 2015 and 2014, respectively.
(c)	Includes alliance and other revenue of $508 million and $441 million for the three months ended March 31, 2015 and 2014, respectively.
(d)
Includes Diabetes Alliance revenues of $54 million and $179 million for the three months ended March 31, 2015 and 2014, respectively. See "—Note 3. Alliances" for further information on the diabetes business divestiture.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. We refer to these collaborations as alliances and our partners as alliance partners. Several key products such as Abilify*, Sprycel, Sustiva (Atripla*), Erbitux*, Eliquis and Opdivo, as well as products comprising the diabetes alliance discussed in the 2014 Form 10-K and certain mature and other brands are included in alliance arrangements.

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

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Revenues from alliances:
Net product sales	$994	$895
Alliance and other revenues	955	912
Total Revenues	$1,949	$1,807

Payments to/(from) alliance partners:
Cost of products sold	$389	$355
Marketing, selling and administrative	12	(3)
Advertising and product promotion	13	35
Research and development	122	(16)
Other (income)/expense	(301)	(395)

Noncontrolling interest, pre-tax	5	4

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2015	December 31, 2014
Receivables - from alliance partners	$956	$888
Accounts payable - to alliance partners	1,482	1,479
Deferred income from alliances	1,647	1,493

Specific information pertaining to each of our significant alliances is discussed in our 2014 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. Significant developments and updates related to alliances during the three months ended March 31, 2015 are set forth below.

AstraZeneca

In February 2014, BMS and AstraZeneca terminated their alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza*/Kombiglyze* and Farxiga*/Xigduo* (including BMS's interest in the out-licensing agreement for Onglyza* in Japan); and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in 2015 (expected to close in the third quarter). Amylin's portfolio of products include Bydureon*, Byetta*, Symlin* and Myalept*. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca. The sale of the business has been completed in all jurisdictions.

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

Summarized financial information related to the AstraZeneca alliances was as follows:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Revenues from AstraZeneca alliances:
Net product sales	$—	$160
Alliance and other revenues	54	19
Total Revenues	$54	$179

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	$—	$76

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost of products sold	—	(9)
Marketing, selling and administrative	—	(11)
Advertising and product promotion	—	(3)
Research and development	—	(7)

Other (income)/expense:
Amortization of deferred income	(24)	(13)
Provision for restructuring	—	(2)
Royalties	(81)	(48)
Transitional services	(3)	(31)
Gain on sale of business	(5)	(259)

Selected Alliance Cash Flow information:
Deferred income	1	275
Business divestitures and other proceeds	12	3,055

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2015	December 31, 2014
Deferred income attributed to:
Assets not yet transferred to AstraZeneca	$180	$176
Services not yet performed for AstraZeneca	207	226
Otsuka

As described in the 2014 Form 10-K, BMS receives a share of U.S. net sales of Abilify* based on a tiered structure and recognizes revenues based on the expected annual contractual share using a forecast of net sales for the year. BMS's U.S rights to Abilify* expired on April 20, 2015. The total annual revenues for 2015 are expected to be within the first tier of 50%. The estimated annual contractual share was 33% for the three months ended March 31, 2014.

In February 2015, BMS terminated the co-promotion agreement with Otsuka in Japan with respect to Sprycel. It is not expected to have a material impact on future results.

Lilly

BMS has an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s subsidiary ImClone for the co-development and promotion of Erbitux* in the U.S., Canada and Japan. Under the EGFR agreement, both parties actively participate in a joint executive committee and various other operating committees and share responsibilities for research and development using resources in their own infrastructures. With respect to Erbitux*, Lilly manufactures bulk requirements for cetuximab in its own facilities and filling and finishing is performed by a third party for which BMS has oversight responsibility. BMS has exclusive distribution rights in North America and is responsible for promotional efforts in North America although Lilly has the right to co-promote in the U.S. at their own expense. BMS is the principal in third-party customer sales in North America and pays Lilly a distribution fee for 39% of Erbitux* net sales in North America plus a share of certain royalties paid by Lilly. BMS’s rights and obligations with respect to the commercialization of Erbitux* in North America expire in September 2018.

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

In April 2015, BMS agreed to transfer to Lilly rights to Erbitux* in North America in exchange for future royalties as described below. Rights include, but are not limited to, full commercialization and manufacturing operational responsibilities. The transaction is expected to be accounted for as a divestiture of a business upon completion of the transition and result in a non-cash charge of approximately $150 million to $200 million for intangible assets directly related to the business and an allocation of goodwill.

Upon completion of the transition, which is expected to occur in the fourth quarter of 2015, BMS will begin to receive royalties through September 2018, which will be included in other income when earned. The royalty rates applicable to North America are 38% on Erbitux* sales up to $165 million in 2015, $650 million in 2016, $650 million in 2017 and $480 million in 2018, plus 20% on sales in excess of those amounts in each of the respective years.

The Medicines Company

As described in the 2014 Form 10-K, BMS had an alliance with The Medicines Company for Recothrom on a global basis. The Medicines Company exercised its option to acquire the business for $132 million, resulting in a gain of $59 million (including $35 million fair value of the option) in February 2015.

Valeant

As described in the 2014 Form 10-K, BMS had an alliance with Valeant for certain mature brands in Europe. Valeant exercised its option to acquire the business for $61 million, resulting in a gain of $88 million (including $34 million fair value of the option) in January 2015.

Reckitt

As described in the 2014 Form 10-K, BMS has an alliance with Reckitt Benckiser Group plc (Reckitt) covering certain BMS over-the-counter products sold primarily in Mexico and Brazil. Reckitt also has an option to acquire all remaining rights in such products for those markets and related inventories at the end of the alliance period (May 2016). In April 2014, the alliance was modified to provide an option to Reckitt to purchase a BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance. The options can only be exercised together. Substantially, all employees at the facility are expected to be transferred to Reckitt if the option is exercised. During the three months ended March 31, 2015, a $36 million credit was included in other income to decrease the fair value of the option to $93 million due to the strengthening of the U.S. dollar against local currencies.

Note 4. OTHER (INCOME)/EXPENSE

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Interest expense	$51	$54
Investment income	(30)	(23)
Provision for restructuring	12	21
Litigation charges	12	29
Equity in net income of affiliates	(26)	(36)
Out-licensed intangible asset impairment	13	—
Gain on sale of product lines, businesses and assets	(154)	(259)
Other alliance and licensing income	(161)	(108)
Pension curtailments, settlements and special termination benefits	27	64
Other	(43)	50
Other (income)/expense	$(299)	$(208)

Note 5. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Employee termination benefits	$10	$20
Other exit costs	2	1
Provision for restructuring	$12	$21

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 245 and 180 for the three months ended March 31, 2015 and 2014, respectively. Employee termination costs in the aggregate of approximately $100 million are expected to be incurred in 2015 primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. Subject to local regulations, costs will not be recognized until completion of discussions with works councils.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2015	2014
Liability at January 1	$156	$102
Charges	12	23
Changes in estimates	—	(2)
Provision for restructuring	12	21
Foreign currency translation	(11)	1
Payments	(45)	(27)
Liability at March 31	$112	$97

Note 6. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Earnings Before Income Taxes	$1,448	$985
Provision for Income Taxes	249	49
Effective tax rate	17.2%	5.0%

The effective tax rate is lower than the U.S. statutory rate of 35% primarily because of undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. These undistributed earnings primarily relate to operations in Ireland and Puerto Rico, which operate under favorable tax grants not scheduled to expire prior to 2023. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows.

The current period includes a $57 million reduction of valuation allowances for U.S. capital loss carryforwards as a result of gains from business divestitures. The prior period includes a $96 million tax benefit attributed to the sale of the diabetes business primarily as a result of a capital loss deduction from the sale of the Amylin shares.

BMS is currently being audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2015 could decrease in the range of approximately $310 million to $370 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 7. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2015	2014
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,186	$937

Weighted-average common shares outstanding – basic	1,663	1,652
Contingently convertible debt common stock equivalents	—	1
Incremental shares attributable to share-based compensation plans	13	13
Weighted-average common shares outstanding – diluted	1,676	1,666

Earnings per Common Share
Basic	$0.71	$0.57
Diluted	$0.71	$0.56

Anti-dilutive weighted-average equivalent shares – stock incentive plans	—	—

Note 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2015				December 31, 2014
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$5,794	$—	$5,794	$—	$5,051	$—	$5,051
Marketable securities:
Certificates of deposit	—	391	—	391	—	896	—	896
Corporate debt securities	—	5,081	—	5,081	—	5,259	—	5,259
Equity funds	—	97	—	97	—	94	—	94
Fixed income funds	—	11	—	11	—	11	—	11
Auction Rate Securities (ARS)	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	38	—	38	—	46	—	46
Forward starting interest rate swap contracts	—	6	—	6	—	—	—	—
Foreign currency forward contracts	—	142	—	142	—	118	—	118
Equity investments	32	—	—	32	36	—	—	36
Derivative liabilities:
Interest rate swap contracts	—	—	—	—	—	(3)	—	(3)
Forward starting interest rate swap contracts	—	(35)	—	(35)	—	—	—	—
Foreign currency forward contracts	—	(4)	—	(4)	—	—	—	—
Written option liabilities	—	—	(93)	(93)	—	—	(198)	(198)
Contingent consideration liability	—	—	(8)	(8)	—	—	(8)	(8)

As further described in "Note 10. Financial Instruments and Fair Value Measurements" in our 2014 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs).

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	2015			2014
Dollars in Millions	ARS	Written option liabilities	Contingent consideration liability	ARS	Written option liabilities	Contingent consideration liability
Fair value at January 1	$12	$(198)	$(8)	$12	$(162)	$(8)
Sales	—	69	—	—	—	—
Changes in fair value	—	36	—	—	(16)	—
Fair value at March 31	$12	$(93)	$(8)	$12	$(178)	$(8)

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

March 31, 2015
Certificates of deposit	$391	$—	$—	$391
Corporate debt securities	5,032	51	(2)	5,081
ARS	9	3	—	12
Equity investments	14	18	—	32
Total	$5,446	$72	$(2)	$5,516

December 31, 2014
Certificates of deposit	$896	$—	$—	$896
Corporate debt securities	5,237	30	(8)	5,259
ARS	9	3	—	12
Equity investments	14	22	—	36
Total	$6,156	$55	$(8)	$6,203

Available-for-sale securities included in current marketable securities were $1,205 million as of March 31, 2015 and $1,759 million as of December 31, 2014. As of March 31, 2015, all non-current available-for-sale securities mature within five years, except for ARS. Equity investments of $32 million are included in other assets as of March 31, 2015.

Fair Value Option for Financial Assets

Investments in equity and fixed income funds offsetting changes in fair value of certain employee retirement benefits were included in current marketable securities. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was not significant.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		March 31, 2015		December 31, 2014
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,250	$38	$847	$46
Interest rate swap contracts	Other liabilities	500	—	1,050	(3)
Forward starting interest rate swap contracts	Other assets	500	6	—	—
Forward starting interest rate swap contracts	Other liabilities	250	(11)	—	—
Foreign currency forward contracts	Prepaid expenses and other	904	120	1,323	106
Foreign currency forward contracts	Other assets	100	22	100	12
Foreign currency forward contracts	Accrued expenses	500	(4)	—	—

		March 31, 2015		December 31, 2014
Amounts in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Forward starting interest rate swap contracts	Accrued expenses	€500	$(24)	€—	$—

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($523 million) and the Japanese yen ($724 million) at March 31, 2015. The fair value of a foreign currency forward contract attributed to the Japanese yen (notional amount of $375 million) not designated as a cash flow hedge was $(4) million and was included in accrued expenses at March 31, 2015.

BMS entered into several forward starting interest rate contracts to hedge the variability of probable forecasted interest expense. The contracts are designated as cash flow hedges with the effective portion of fair value changes included in other comprehensive income. €500 million notional amount of euro contracts mature in May 2015 and $750 million of U.S. contracts mature in March 2017.

The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the three months ended March 31, 2015 and 2014. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings.

Net Investment Hedges — Non-U.S. dollar borrowings of €541 million ($594 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

The notional amount of fixed-to-floating interest rate swap contracts terminated in 2015 was $147 million, generating proceeds of $28 million (including accrued interest of $1 million).

Long-term debt includes:

Dollars in Millions	March 31, 2015	December 31, 2014
Principal Value	$6,677	$6,804
Adjustments to Principal Value:
Fair value of interest rate swap contracts	38	43
Unamortized basis adjustment from interest rate swap contract terminations	470	454
Unamortized bond discounts	(58)	(59)
Total	$7,127	$7,242

The fair value of debt was $8,065 million at March 31, 2015 and $8,045 million at December 31, 2014 and was valued using Level 2 inputs. Interest payments were $34 million and $37 million for the three months ended March 31, 2015 and 2014, respectively, net of amounts related to interest rate swap contracts.

There were no debt redemptions in 2015, see below for the debt redemption in 2014:

Three Months Ended
Dollars in Millions	March 31, 2014
Principal amount	$582
Carrying value	633
Debt redemption price	676
Notional amount of interest rate swap contracts terminated	500
Interest rate swap contract termination payments	(4)
Total loss	45

Note 9. RECEIVABLES

Dollars in Millions	March 31, 2015	December 31, 2014
Trade receivables	$2,338	$2,193
Less allowances	(88)	(93)
Net trade receivables	2,250	2,100
Alliance partners receivables	956	888
Prepaid and refundable income taxes	118	178
Other	134	224
Receivables	$3,458	$3,390

Non-U.S. receivables sold on a nonrecourse basis were $93 million and $215 million for the three months ended March 31, 2015 and 2014, respectively. In the aggregate, receivables due from our three largest pharmaceutical wholesalers in the U.S. represented 33% and 36% of total trade receivables at March 31, 2015 and December 31, 2014, respectively.

Note 10. INVENTORIES

Dollars in Millions	March 31, 2015	December 31, 2014
Finished goods	$473	$500
Work in process	689	856
Raw and packaging materials	275	204
Inventories	$1,437	$1,560

Inventories expected to remain on-hand beyond one year are included in other assets and were $241 million at March 31, 2015 and $232 million at December 31, 2014.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2015	December 31, 2014
Land	$108	$109
Buildings	4,806	4,830
Machinery, equipment and fixtures	3,693	3,774
Construction in progress	383	353
Gross property, plant and equipment	8,990	9,066
Less accumulated depreciation	(4,667)	(4,649)
Property, plant and equipment	$4,323	$4,417

The Mount Vernon, Indiana manufacturing facility's carrying value was approximately $200 million as of March 31, 2015. The facility is expected to be sold in the third quarter of 2015. It was not included in assets held-for-sale for both periods because the assets were not available for immediate sale in their present condition. See "Note 3. Alliances” for further discussion on the sale of the diabetes business.

Depreciation expense was $133 million and $138 million for the three months ended March 31, 2015 and 2014, respectively.

Note 12. OTHER INTANGIBLE ASSETS

Dollars in Millions	March 31, 2015	December 31, 2014
Licenses	$1,074	$1,090
Developed technology rights	2,357	2,358
Capitalized software	1,270	1,254
In-process research and development (IPRD)	280	280
Gross other intangible assets	4,981	4,982
Less accumulated amortization	(3,275)	(3,229)
Total other intangible assets	$1,706	$1,753

Amortization expense was $52 million and $79 million for the three months ended March 31, 2015 and 2014, respectively.

Note 13. DEFERRED INCOME

Dollars in Millions	March 31, 2015	December 31, 2014
Alliances (Note 3)	$1,647	$1,493
Gain on sale-leaseback transactions	39	45
Other	470	399
Total deferred income	$2,156	$1,937

Current portion	$1,459	$1,167
Non-current portion	697	770

Alliances include unamortized amounts for upfront, milestone and other licensing receipts, revenue deferrals attributed to the Gilead alliance and deferred income for the undelivered elements of the diabetes business divestiture. Other deferrals include amounts invoiced for a product under an early access program in the EU that is subject to final price negotiations with the local government (approximately$350 million at March 31, 2015 and $300 million at December 31, 2014).
Amortization of deferred income was $81 million and $80 million for the three months ended March 31, 2015 and 2014, respectively.

Note 14. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2014	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	937	—	—	(1)
Cash dividends declared	—	—	—	(598)	—	—	—
Employee stock compensation plans	—	—	(457)	—	(7)	544	—
Debt conversion	—	—	(16)	—	(1)	35	—
Distributions	—	—	—	—	—	—	(23)
Balance at March 31, 2014	2,208	$221	$1,449	$33,291	551	$(17,221)	$58

Balance at January 1, 2015	2,208	$221	$1,507	$32,541	547	$(16,992)	$131
Net earnings	—	—	—	1,186	—	—	15
Cash dividends declared	—	—	—	(617)	—	—	—
Employee stock compensation plans	—	—	(193)	—	(6)	309	—
Distributions	—	—	—	—	—	—	(3)
Balance at March 31, 2015	2,208	$221	$1,314	$33,110	541	$(16,683)	$143

The components of other comprehensive income/(loss) were as follows:

	2015			2014
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$35	$(11)	$24	$(5)	$2	$(3)
Reclassified to net earnings	(27)	9	(18)	(2)	2	—
Derivatives qualifying as cash flow hedges	8	(2)	6	(7)	4	(3)
Pension and postretirement benefits:
Actuarial losses	(120)	42	(78)	(250)	90	(160)
Amortization(b)	23	(6)	17	26	(13)	13
Curtailments and settlements(c)	27	(10)	17	54	(21)	33
Pension and postretirement benefits	(70)	26	(44)	(170)	56	(114)
Available-for-sale securities:
Unrealized gains	25	(8)	17	4	(2)	2
Realized gains	(1)	—	(1)	—	—	—
Available-for-sale securities	24	(8)	16	4	(2)	2
Foreign currency translation	46	(15)	31	(11)	—	(11)
	$8	$1	$9	$(184)	$58	$(126)

(a)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in cost of products sold.

(b)	Actuarial gains/(losses) and prior service cost are amortized into cost of products sold, research and development, and marketing, selling and administrative expenses as appropriate.

(c)	Pension curtailments and settlements are recognized in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	March 31, 2015	December 31, 2014
Derivatives qualifying as cash flow hedges	$91	$85
Pension and other postretirement benefits	(2,225)	(2,181)
Available-for-sale securities	47	31
Foreign currency translation	(329)	(360)
Accumulated other comprehensive loss	$(2,416)	$(2,425)

Note 15. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2015	2014	2015	2014
Service cost – benefits earned during the year	$6	$10	$1	$1
Interest cost on projected benefit obligation	61	78	3	3
Expected return on plan assets	(102)	(131)	(7)	(7)
Amortization of prior service credits	(1)	(1)	(1)	—
Amortization of net actuarial loss	24	27	1	—
Curtailments and settlements	27	54	—	(3)
Special termination benefits	—	13	—	—
Net periodic cost/(credit)	$15	$50	$(3)	$(6)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured during 2015 resulting in an increase to liabilities and a corresponding increase in accumulated other comprehensive loss of $120 million. The changes resulted from a lower weighted average discount rate assumed in remeasuring the pension benefit obligations (3.6% at March 31, 2015 and 3.8% at December 31, 2014) partially offset by higher actual return on plan assets than expected. Contributions to the pension plans are expected to approximate $100 million during 2015, of which $40 million occurred in the three months ended March 31, 2015.

The expense attributed to defined contribution plans in the U.S. was $44 million and $50 million for the three months ended March 31, 2015, and 2014, respectively.

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Restricted stock	$21	$19
Market share units	9	9
Performance share units	24	21
Total stock-based compensation expense	$54	$49

Income tax benefit	$18	$16

In the three months ended March 31, 2015, 1.6 million restricted stock units, 0.7 million market share units and 1.5 million performance share units were granted. The weighted-average grant date fair value was $61.26 for restricted stock units, $67.17 for market share units and $65.09 for performance share units granted during the three months ended March 31, 2015.

Substantially all restricted stock units vest ratably over a four year period. Market share units vest ratably over a four year period and the number of shares ultimately issued is based on share price performance. The fair value of market share units considers the probability of satisfying market conditions. Performance share units vest at the end of the three-year performance period. The number of shares issued when performance share units vest is determined based on the achievement of annual performance goals. The number of shares issued for 2014-2016 and 2015-2017 performance share unit awards are also adjusted based on the Company's three-year total shareholder return relative to a peer group of companies.

Unrecognized compensation cost related to nonvested awards of $463 million is expected to be recognized over a weighted-average period of 2.7 years.

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
INTELLECTUAL PROPERTY
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company has appealed the Delaware District Court’s decision and in June 2014 the U.S. Court of Appeals for the Federal Circuit (Federal Court of Appeals) denied the Company's appeal. In July 2014, the Company filed a petition for an en banc rehearing by the entire Federal Court of Appeals which was denied in October 2014. In January 2015, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court requesting that the court hear an appeal of the Federal Court of Appeals decision. In September 2014, Teva received final approval from the FDA for its generic version of entecavir and launched its product in the U.S. We have experienced a negative impact on U.S. net product sales of Baraclude beginning in the fourth quarter of 2014. U.S. net product sales of Baraclude were $215 million in 2014.

Baraclude — South Korea
In 2013, Daewoong Pharmaceutical Co. Ltd., Hanmi Pharmaceuticals Co., Ltd. and other generic companies initiated separate invalidity actions in the Korean Intellectual Property Office against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent. In January 2015, the Korean Intellectual Property Tribunal ruled that the '523 patent is valid. In February 2015, an appeal of this ruling was filed by certain generic companies.  There still remains a risk that generic companies could launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2014.
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
AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court and in June 2014, the Pennsylvania Supreme Court vacated the Commonwealth judge's decision and remanded the matter back to the Commonwealth Court. In January 2015, the Commonwealth Court entered judgment in favor of the Company. The Commonwealth of Pennsylvania has appealed this decision to the Pennsylvania Supreme Court.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,600 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, Illinois, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 460 separate lawsuits pending on behalf of over 2,200 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $61 million at March 31, 2015, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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
FCPA Investigation
In March 2012, the Company received a subpoena from the SEC issued in connection with its investigation under the FCPA, primarily relating to sales and marketing practices in various countries. In particular, the Company is investigating certain sales and marketing practices in China. The Company has been cooperating with the government in its investigation and is currently in discussions regarding the potential resolution of these matters. It is not possible at this time to predict the outcome of these discussions.

Note 18. SUBSEQUENT EVENTS

In April 2015, BMS acquired all of the outstanding shares of Flexus Biosciences, Inc. (Flexus), a privately held biotechnology company focused on the discovery and development of novel anti-cancer therapeutics. The acquisition provides BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy with potential to be used in combination with BMS' immuno-oncology portfolio. In addition, the transaction included Flexus' IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds. The consideration includes an upfront payment of $800 million, and contingent development and regulatory milestone payments up to $450 million. The transaction is expected to be accounted for as an asset acquisition with essentially all value allocated to F001287 and the IDO/TDO discovery program which will be included in research and development expense.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We continue to evolve our business to a leading diversified specialty biopharma company. This evolution was accelerated as a result of the diabetes business divestiture in 2014 and continued focus on certain therapeutic areas, including immuno-oncology. The following provides a brief summary of certain key events during the first quarter of 2015.

Opdivo was approved by the U.S. Food and Drug Administration (FDA) for the treatment of previously-treated advanced squamous cell non-small cell lung cancer (NSCLC). The Company entered into several business development transactions to advance our research and development (R&D) portfolio, including the acquisition of Flexus Biosciences, Inc. (Flexus). See "Business Development" below for further discussions.

Our revenues increased by 6% in the first quarter of 2015 as a result of higher key product sales including Eliquis (apixaban) and Yervoy (ipilimumab), and the launches of the Hepatitis C Franchise and Opdivo (nivolumab) in the third quarter of 2014. The sales growth for these and other key products more than offset unfavorable impacts resulting from changes in foreign currency rates, the expiration of certain licensing rights and competitive pressures resulting from exclusivity losses and other factors for Baraclude (entecavir), Sustiva (efavirenz) and Reyataz (atazanavir sulfate) in certain markets.

The increase in GAAP earnings per share (EPS) from $0.56 to $0.71 was due to higher revenues as well as lower expenses resulting from the diabetes business divestiture and changes in foreign currency rates. The tax impact of specified items contributed to the change in the effective tax rate. After adjusting for specified items, Non-GAAP EPS increased from $0.46 to $0.71. Our revenues and earnings are expected to decline in the remaining quarters of 2015 compared to the first quarter of 2015 and the prior year due to the expiration of our U.S. rights to Abilify* (aripiprazole) on April 20, 2015.

Highlights
The following table summarizes our financial information:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2015	2014
Total Revenues	$4,041	$3,811
Total Expenses	2,593	2,826
Earnings Before Income Taxes	1,448	985
Provision for Income Taxes	249	49
Effective tax rate	17.2%	5.0%

Net Earnings Attributable to BMS
GAAP	1,186	937
Non-GAAP	1,193	766

Diluted Earnings Per Share
GAAP	0.71	0.56
Non-GAAP	0.71	0.46

Cash, Cash Equivalents and Marketable Securities	11,886	10,617

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures see “—Non-GAAP Financial Measures.”

Product and Pipeline Developments
We manage our R&D programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early- and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These programs include both investigational compounds in Phase III development for initial indications and marketed products in Phase III development for additional indications or formulations. The following are the recent significant developments in our marketed products and our late-stage pipeline:

Opdivo - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.

•
In April 2015, the Company announced the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion recommending that Opdivo be granted approval for use in patients with advanced (unresectable or metastatic) melanoma. The opinion will now be reviewed by the European Commission, which has the authority to approve medicines for the European Union (EU).

•
In April 2015, the Company announced positive results from a Phase II trial (CheckMate-069), evaluating the Opdivo+Yervoy regimen versus Yervoy alone in patients with previously untreated advanced melanoma. Patients with BRAF wild-type mutation status treated with the Opdivo+Yervoy regimen experienced a higher objective response rate (ORR) of 61% (n=44/72) – the primary study endpoint – compared to 11% (n=4/37) for patients administered Yervoy monotherapy (P<0.001). Complete responses were also reported in 22% (n=16) of patients with BRAF wild-type mutation status administered the Opdivo+Yervoy regimen and in no patients who received Yervoy monotherapy. Similar results were also observed in BRAF mutation-positive patients.

•
In April 2015, the Company announced an open-label, randomized Phase III study evaluating Opdivo versus docetaxel in previously treated patients with advanced non-squamous NSCLC was stopped early because an assessment conducted by the independent Data Monitoring Committee concluded that the study met its endpoint, demonstrating superior overall survival in patients receiving Opdivo compared to the control arm.

•
In March 2015, the Company announced the FDA approved Opdivo for the treatment of patients with advanced squamous cell NSCLC with progression on or after platinum-based chemotherapy. Opdivo is the first and only PD-1 therapy to demonstrate overall survival (OS) in previously treated advanced squamous cell NSCLC. Opdivo demonstrated significantly superior OS vs. docetaxel, with a 41% reduction in the risk of death (hazard ratio: 0.59 [95% CI: 0.44, 0.79; p=0.00025]), in a prespecified interim analysis of a Phase III clinical trial. The median OS was 9.2 months in the Opdivo arm (95% CI: 7.3, 13.3) and 6 months in the docetaxel arm (95% CI: 5.1, 7.3).

Yervoy - a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma

•
In March 2015, the Company announced the FDA has accepted for filing and review the sBLA for Yervoy for the adjuvant treatment of patients with stage 3 melanoma who are at high risk of recurrence following complete surgical resection. The projected FDA action date is October 28, 2015.

Hepatitis C Portfolio - Daklinza (daclatasvir (DCV)) - an NS5A replication complex inhibitor; Sunvepra (asunaprevir (ASV)) - an NS3 protease inhibitor; and Beclabuvir (BCV) - an NS5B non-nucleoside polymerase inhibitor in development

•
In April 2015, the Company announced the primary endpoints were successfully met in ALLY-1, a Phase III clinical trial evaluating a 12-week, combination of daclatasvir and sofosbuvir once-daily with ribavirin for the treatment of patients with chronic hepatitis C virus (HCV) with either advanced cirrhosis or post-liver transplant recurrence of HCV. Sofosbuvir is a product of Gilead Sciences, Inc. (Gilead).

•
In March 2015, the Company announced the resubmitted new drug application (NDA) for daclatasvir has been accepted for review by the FDA for use in combination with sofosbuvir for the treatment of chronic HCV genotype 3. The FDA will review the submission within a six-month timeframe.

•
In February 2015, the Company announced results from ALLY-2, a Phase III clinical trial evaluating the investigational once-daily combination of daclatasvir and sofosbuvir for the treatment of patients with chronic HCV coinfected with the human immunodeficiency virus (HIV) – a patient population that historically has been challenging to treat in large part due to potential drug-drug interactions between the therapy regimens used to treat each infection. Among ALLY-2 patients treated for 12 weeks (treatment-naïve and -experienced), 97% (n=149/153) achieved cure (sustained virologic response 12 weeks after treatment; SVR12). The study met the primary endpoint, with 96% (n=80/83) of treatment-naïve genotype 1 patients achieving SVR12. Treatment with daclatasvir in combination with sofosbuvir in this study showed high SVR rates, with no discontinuations due to adverse events, and no serious adverse events related to study medications throughout the treatment phase.

•
In February 2015, the FDA notified the Company of its intention to rescind the Breakthrough Therapy Designation for certain genotype 1 HCV regimens related to daclatasvir and other investigational BMS therapies. This will not impact our current submission/resubmission timetable of the NDA for daclatasvir in combination with other antiviral agents for the treatment of HCV.

Reyataz Franchise - a protease inhibitor for the treatment of the HIV, which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg).

•
In January 2015, the Company announced the FDA approved Evotaz for the treatment of the HIV-1 infection in adults, a once-daily single tablet two drug regimen combining Reyataz and Tybost*. Tybost* is a product of Gilead.

BMS-663068 - an investigational compound which has shown antiviral activity in HIV-1 infected individuals.

•
In February 2015, the Company announced data from a Phase IIb trial of BMS-663068, which is designed as an HIV-1 attachment inhibitor. In the study, which compared BMS-663068 to a pharmacoenhanced protease inhibitor (Reyataz and ritonavir), virologic response rates (HIV-1 RNA <50 c/mL) and immunologic reconstitution were similar across the BMS-663068 and Reyataz/ritonavir arms of the trial through 48 weeks. Specifically, 61-82% of BMS-663068 patients had HIV-1 RNA levels <50 c/mL, compared to 71% of Reyataz/ritonavir patients at week 48 (mITT FDA snapshot analysis). HIV-1 RNA levels <50 c/mL typically indicate virus replication is undetectable. The Company also initiated the Phase III studies of BMS-663068.

Orencia (abatacept) - a fusion protein indicated for adult patients with moderate to severe active rheumatoid arthritis (RA) and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•
In April, the CHMP adopted a positive opinion approving the ClickJect Pre-Filled Pen, a new autoinjector delivery device for Orencia for use in adult patients in the E.U. who have moderate to severe active rheumatoid arthritis in combination with methotrexate after inadequate disease-modifying anti-rheumatic drug response.

Business Development
Business development transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. From a disease standpoint, we are focused on the following core therapeutic areas: oncology, virology, immunology, specialty cardiovascular disease, fibrosis and genetically defined diseases. Recent business development transactions are summarized below:

Flexus
In April, BMS acquired all of the outstanding shares of Flexus, a privately held biotechnology company focused on discovering and developing novel anti-cancer therapeutics. The acquisition provides BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy with potential to be used in combination with BMS's immuno-oncology portfolio. In addition, the transaction included Flexus' IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds.

uniQure Biopharma N.V. (uniQure)
In April, the Company announced an agreement with uniQure that provides BMS with exclusive access to uniQure’s gene therapy technology platform for multiple targets in cardiovascular diseases. The collaboration includes uniQure’s proprietary gene therapy program for congestive heart failure that is intended to restore the heart’s ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. The agreement also includes the potential for target-exclusive collaboration in other disease areas. In total, the companies may collaborate on 10 targets, including S100A1. BMS will be solely responsible for global commercialization of all products from the collaboration. The Company also announced it was making an initial equity investment in uniQure’s affiliate, uniQure, for a number of shares that will equal 4.9% of the total number of shares of uniQure outstanding following such issuance, at a purchase price of $33.84 per share, or at least $32 million in total. The Company will acquire an additional 5.0% ownership before December 31, 2015, at a 10% premium, and will be granted two warrants to acquire up to an additional 10% equity interest, at a premium, based on additional targets being introduced into the collaboration. uniQure and Bristol-Myers Squibb anticipate the collaboration agreement to be effective during the second quarter of 2015. The effectiveness of the collaboration agreement is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The initial issuance by uniQure of equity to the Company is also anticipated to close in the second quarter of 2015 and is subject to the approval by the shareholders of uniQure.

Novo Nordisk A/S (Novo Nordisk)
In March, the Company acquired an exclusive global license from Novo Nordisk to a discovery biologics research program focused on modulating the innate immune system as a therapy for autoimmune diseases.

Bavarian Nordic A/S (Bavarian Nordic)
In March, the Company acquired an exclusive option to globally license and commercialize Prostvac*, Bavarian Nordic’s investigational Phase III prostate-specific antigen-targeting cancer immunotherapy in development for the treatment of asymptomatic or minimally symptomatic metastatic castration-resistant prostate cancer.

Rigel Pharmaceuticals, Inc. (Rigel)
In February, the Company announced an agreement with Rigel for the discovery, development and global commercialization of cancer immunotherapies based on Rigel’s extensive portfolio of small molecule TGF beta receptor kinase inhibitors. The collaboration will focus on developing a new class of therapeutics aimed at increasing the immune system’s activity against various cancers either as monotherapy or in combination with immune checkpoint inhibitors, including Opdivo and Yervoy.

California Institute for Biomedical Research (Calibr)
In January, the Company announced a worldwide research collaboration with Calibr to develop novel small molecule anti-fibrotic therapies, and an exclusive global license agreement that allows the Company to develop, manufacture and commercialize Calibr's preclinical compounds resulting from the collaboration.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended March 31,
	Total Revenues		2015 vs. 2014
Dollars in Millions	2015	2014	Total Change	Foreign Exchange
United States	$2,044	$1,765	16%	—
Europe	782	948	(18)%	(16)%
Rest of the World	1,019	830	23%	(13)%
Other(a)	196	268	(27)%	N/A
Total	$4,041	$3,811	6%	(7)%

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2015 and 2014. Our business is typically not seasonal.
The change in U.S. revenues resulted from the increase in our share of Abilify* revenues (10%) and higher average net selling prices for key products (5%).The remaining change resulted from increased demand for Eliquis, Sprycel (dasatinib) and Yervoy and the launch of Opdivo in December 2014 offset by the diabetes business divestiture. See “—Product Revenues” for further discussion.
The change in Europe revenues resulted from the expiration of commercialization rights to Abilify* in the EU in June 2014 and unfavorable foreign exchange, partially offset by higher demand for other key products, particularly Eliquis and Yervoy, and the launch of Daklinza in certain EU countries in the third quarter of 2014. In addition, revenues were negatively impacted in many European countries as healthcare payers, including government agencies continued to reduce healthcare costs through actions that directly or indirectly impose additional price reductions.
The change in Rest of the World revenues resulted from the launch of Daklinza and Sunvepra dual regimen in Japan in the third quarter of 2014 and increased demand for key products, particularly Eliquis, partially offset by unfavorable foreign exchange (primarily in Japan).
Other revenues decreased due to the expiration of certain royalty and alliance agreements in 2014. Certain alliance and other revenues are expected to decline by approximately $400 million in 2015 and continue to decline in 2016 upon the expiration of the related royalty and alliance agreements.

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2014 Form 10-K. Our share of Abilify* and Atripla* is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were $567 million and $359 million for the three months ended March 31, 2015 and 2014, respectively. These adjustments increased because of our increase in revenue sharing for Abilify* in the U.S.

Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Sales Returns	Other Rebates, Discounts and Adjustments	Total
Balance at January 1, 2015	$56	$268	$232	$351	$907
Provision related to sales made in:
Current period	200	154	17	210	581
Prior periods	—	(8)	1	2	(5)
Returns and payments	(202)	(97)	(24)	(171)	(494)
Impact of foreign currency translation	—	—	(1)	(24)	(25)
Balance at March 31, 2015	$54	$317	$225	$368	$964

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Gross product sales	$3,635	$3,311
Gross-to-Net Adjustments
Charge-backs and cash discounts	(200)	(172)
Medicaid and Medicare rebates	(146)	(126)
Sales returns	(18)	(13)
Other rebates, discounts and adjustments	(212)	(193)
Total Gross-to-Net Adjustments	(576)	(504)
Net product sales	$3,059	$2,807

Changes in the gross-to-net adjustments are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Charge-backs and cash discounts increased primarily due to higher Eliquis sales in 2015.

•	Medicaid and Medicare rebates increased primarily due to higher Eliquis sales in 2015 partially offset by the diabetes business divestiture in February 2014.

•
The U.S. sales return reserve for Plavix* at March 31, 2015 was $75 million and was determined after considering several factors including estimated inventory levels in the distribution channels. In accordance with Company policy, this product is eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to this reserve might be required in the future for revised estimates to various assumptions including actual returns.

•	Other rebates, discounts and adjustments increased primarily due to higher government rebates in non-U.S. markets.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2015	2014	% Change	% Change Attributable to Foreign Exchange
Virology
Baraclude (entecavir)	$340	$406	(16)%	(6)%
U.S.	46	70	(34)%	—
Non-U.S.	294	336	(13)%	(8)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	264	—	N/A	N/A
Non-U.S.	264	—	N/A	N/A

Reyataz (atazanavir sulfate) Franchise	294	344	(15)%	(6)%
U.S.	143	176	(19)%	—
Non-U.S.	151	168	(10)%	(12)%

Sustiva (efavirenz) Franchise	290	319	(9)%	—
U.S.	234	228	3%	—
Non-U.S.	56	91	(38)%	(2)%

Oncology
Erbitux* (cetuximab)	165	169	(2)%	—
U.S.	157	158	(1)%	—
Non-U.S.	8	11	(27)%	—

Opdivo (nivolumab)	40	—	N/A	N/A
U.S.	38	—	N/A	—
Non-U.S.	2	—	N/A	N/A

Sprycel (dasatinib)	375	342	10%	(9)%
U.S.	181	145	25%	—
Non-U.S.	194	197	(2)%	(17)%

Yervoy (ipilimumab)	325	271	20%	(9)%
U.S.	181	146	24%	—
Non-U.S.	144	125	15%	(21)%

Neuroscience
Abilify* (aripiprazole)	554	540	3%	—
U.S.	508	325	56%	—
Non-U.S.	46	215	(79)%	(2)%

Immunoscience
Orencia (abatacept)	400	363	10%	(7)%
U.S.	259	229	13%	—
Non-U.S.	141	134	5%	(19)%

Cardiovascular
Eliquis (apixaban)	355	106	**	N/A
U.S.	200	61	**	—
Non-U.S.	155	45	**	N/A

Mature Products and All Other	639	951	(33)%	(6)%
U.S.	97	227	(57)%	—
Non-U.S.	542	724	(25)%	(7)%
**    Change in excess of 100%

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues decreased following the launch of generic entecavir by Teva Pharmaceutical Industries Ltd. in September 2014.

•	International revenues decreased primarily due to unfavorable foreign exchange and lower demand.
Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor.

•	Daklinza was launched in Germany and certain other EU countries in the third quarter of 2014. Daklinza and Sunvepra dual regimen was launched in Japan in the third quarter of 2014.
Reyataz Franchise — a protease inhibitor for the treatment of HIV, which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg).

•	U.S. revenues decreased due to lower demand resulting from increased competition.

•	International revenues decreased due to lower demand resulting from increased competition and unfavorable foreign exchange partially offset by the timing of government purchases in certain countries.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•	U.S. revenues increased due to higher average net selling prices partially offset by lower demand.

•
International revenues decreased following Sustiva's loss of exclusivity in Europe in November 2013, which continues to negatively impact demand, average net selling prices and Atripla* revenue sharing.

Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and squamous cell carcinoma of the head and neck.

•	U.S. revenues remained relatively flat.
Opdivo — a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and NKT cells that is being investigated as an anti-cancer treatment.

•
Opdivo was launched in the U.S. in December 2014 and Japan in September 2014 for the treatment of unresectable melanoma. Opdivo was approved in the U.S. in March 2015 for the treatment of advanced squamous cell NSCLC.

Sprycel — an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues increased due to higher demand.

•	International revenues decreased due to unfavorable foreign exchange partially offset by higher demand.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma.

•	U.S. revenues increased due to higher demand.

•	International revenues increased due to higher demand partially offset by unfavorable foreign exchange.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder.

•
U.S. revenues increased due to an increase in our contractual share of Abilify* revenues from 33% in 2014 to 50% in 2015. Our commercialization rights to Abilify* expired in the U.S. on April 20, 2015. As a result, we will no longer record Abilify* revenues. Sales return reserve requirements will likely increase in the second quarter as a result of the expected loss of exclusivity for Abilify* in the U.S.

•	International revenues decreased following the expiration of our commercialization rights in June 2014 in the EU and Otsuka becoming the principal for the end customer sales in most markets.
Orencia — a fusion protein indicated for adult patients with moderate to severe active RA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased primarily due to higher average net selling prices.

•	International revenues increased primarily due to higher demand for the subcutaneous formulation partially offset by unfavorable foreign exchange.

Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. revenues increased due to higher demand.

•	International revenues increased due to higher demand.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the Diabetes Alliance products, over-the-counter brands and royalty revenue.

•	U.S. revenues decreased due to the diabetes business divestiture in February 2014 and the continued generic erosion of certain products.

•
International revenues decreased primarily due to the expiration of certain royalty and alliance agreements as well as continued generic erosion of other products and the diabetes business divestiture in February 2014.

Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2014 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated.

Opdivo had 2.0 months of inventory on hand at March 31, 2015 in the U.S. to support the product launch of the additional lung indication. The inventory is expected to be worked down as demand increases post launch.
Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand at direct customers internationally at December 31, 2014 compared to 1.0 months of inventory on hand at September 30, 2014. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers and our distributors. Our three largest wholesalers account for approximately 95% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2015 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2015	2014	% Change
Cost of products sold	$847	$968	(13)%
Marketing, selling and administrative	894	957	(7)%
Advertising and product promotion	135	163	(17)%
Research and development	1,016	946	7%
Other (income)/expense	(299)	(208)	44%
Total Expenses	$2,593	$2,826	(8)%

Cost of products sold decreased primarily due to favorable foreign exchange, the diabetes business divestiture in 2014 ($78 million) and a reduction of previously accrued royalties ($61 million) partially offset by higher Eliquis profit sharing ($125 million). Cost of products sold as a percentage of total revenues was 21.0% and 25.4% in the three months ended March 31, 2015 and 2014, respectively.

Marketing, selling and administrative expenses decreased during the three months ended March 31, 2015 primarily due to the diabetes business divestiture and favorable foreign exchange partially offset by additional sales-related activities supporting Eliquis, Yervoy, Opdivo and the Hepatitis C Franchise.

Advertising and product promotion expenses decreased during the three months ended March 31, 2015 primarily due to the diabetes business divestiture and favorable foreign exchange.

Research and development expenses increased due to upfront payments of $160 million for new alliance and licensing agreements in the three months ended March 31, 2015 partially offset by favorable foreign exchange. The prior period included $33 million of in process research and development impairment charges. Refer to "Business Development" for further discussion on the new arrangements.

Other (income)/expense includes:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Interest expense	$51	$54
Investment income	(30)	(23)
Provision for restructuring	12	21
Litigation charges	12	29
Equity in net income of affiliates	(26)	(36)
Out-licensed intangible asset impairment	13	—
Gain on sale of product lines, businesses and assets	(154)	(259)
Other alliance and licensing income	(161)	(108)
Pension curtailments, settlements and special termination benefits	27	64
Other	(43)	50
Other (income)/expense	$(299)	$(208)

•
Gain on sale of product lines, businesses and assets resulted from the sale of certain mature and other over-the-counter products in 2015 and the diabetes business in 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

•
Alliance and licensing income includes royalties, amortization of deferred income attributed to a development agreement and transitional service fees resulting from the diabetes business divestiture. See “Item 1. Financial Statements—Note 3. Alliances” for further details.

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

•	Other includes a $45 million loss on debt redemptions in 2014.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Earnings Before Income Taxes	$1,448	$985
Provision for Income Taxes	249	49
Effective tax rate	17.2%	5.0%

Discrete tax benefits attributed to divestiture transactions, research and development charges and other specified items reduced the effective income tax rates by 3.6% and 18.0% in the three months ended March 31, 2015 and 2014, respectively. Favorable earnings mix accounted for the remaining reduction in effective tax rates. The applicable R&D tax credit legislation was not extended as of March 31 in the current or prior period, therefore these tax credits were not considered in estimating the annual effective tax rates in both periods.

See “Item 1. Financial Statements—Note 6. Income Taxes” for further discussion.

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
Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Cost of products sold(a)	$34	$45

Marketing, selling and administrative(b)	1	3

Upfront, milestone and other payments	162	15
IPRD impairments	—	33
Research and development	162	48

Provision for restructuring	12	21
Gain on sale of product lines, businesses and assets	(152)	(259)
Pension curtailments, settlements and special termination benefits	27	64
Acquisition and alliance related items	(36)	16
Litigation charges	14	25
Out-licensed intangible asset impairment	13	—
Loss on debt redemption	—	45
Other (income)/expense	(122)	(88)

Increase to pretax income	75	8
Income taxes on items above	(68)	(179)
Increase/(Decrease) to net earnings	$7	$(171)

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

(b)	Specified items in marketing, selling and administrative are process standardization implementation costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2015	2014
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,186	$937
Specified Items	7	(171)
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,193	$766

Average Common Shares Outstanding – Diluted	1,676	1,666

Diluted Earnings Per Share – GAAP	$0.71	$0.56
Diluted EPS Attributable to Specified Items	—	(0.10)
Diluted Earnings Per Share – Non-GAAP	$0.71	$0.46

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	March 31, 2015	December 31, 2014
Cash and cash equivalents	$6,294	$5,571
Marketable securities – current	1,313	1,864
Marketable securities – non-current	4,279	4,408
Cash, cash equivalents and marketable securities	11,886	11,843
Short-term borrowings	(330)	(590)
Long-term debt	(7,127)	(7,242)
Net cash position	$4,429	$4,011

Cash, cash equivalents and marketable securities held in the U.S. were approximately $3.5 billion at March 31, 2015. Most of the remaining $8.4 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital. Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently.  This includes potential opportunities to repurchase certain debt securities, terminate certain interest rate swap contracts prior to their maturity and access the capital markets, subject to market conditions.

Dividend payments were $623 million in 2015 and $605 million in 2014. Dividends declared per common share were $0.37 in 2015 and $0.36 in 2014. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $500 million during each of the past three years and are expected to increase to approximately $1.0 billion during 2015 and 2016. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are planning to construct a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

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

Our exposure with certain European government-backed entities have a higher risk of default. These government-backed entities are monitored through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure has been reduced by factoring certain receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was approximately $140 million at March 31, 2015, of which approximately 80% was from government-backed entities. Sales of trade receivables in Italy were $93 million in 2015. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

Credit Ratings

BMS's long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, with a negative long-term credit outlook. BMS's long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively, with a stable long-term credit outlook. BMS's long-term and short-term assigned by Fitch are A- and F2, respectively, with a stable long-term credit outlook. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2015	2014
Cash flow provided by/(used in):
Operating activities	$626	$617
Investing activities	754	2,212
Financing activities	(682)	(1,192)

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

The comparable amount of cash provided by operating activities was primarily attributable to:

•	Higher operating cash flow from increased sales, the timing of payments with alliance partners and other working capital requirements in 2015.
Offset by:

•	Proceeds from the diabetes business divestiture allocated to supply and R&D arrangements in 2014 ($275 million).

Investing Activities

Cash requirements from investing activities include cash used for business acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures and the sale and maturity of marketable securities.

The $1.5 billion decrease in cash provided by investing activities compared to 2014 was primarily attributable to:

•	Lower proceeds resulting from business divestitures of $2.9 billion ($200 million in 2015 and $3.1 billion in 2014).
Partially offset by:

•	Higher net proceeds from sales, purchases and maturities of marketable securities of approximately $1.4 billion.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $510 million decrease in cash used in financing activities compared to 2014 was primarily attributable to:

•	Long-term net debt repayment of $676 million in 2014 (none in 2015).
Partially offset by:

•	Lower short-term borrowings of $181 million in 2015, consisting primarily of changes in bank overdrafts.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2014 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2015	33,737	$59.51	—	$1,368
February 1 to 28, 2015	9,178	$60.50	—	$1,368
March 1 to 31, 2015	1,825,224	$63.41	—	$1,368
Three months ended March 31, 2015	1,868,139		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

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
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Farxiga/Xigduo and Onglyza/Kombiglyze are trademarks of AstraZeneca AB (PUBL); Myalept is a trademark of Aegerion Pharmaceutical, Inc.; Erbitux is a trademark of ImClone LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Tybost is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Reglan is a trademark of ANIP Acquisition Company and Prostvac is a trademark of Bavarian Nordic A/S. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 28, 2015	By:	/s/ Lamberto Andreotti
Lamberto Andreotti Chief Executive Officer

Date:	April 28, 2015	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer