Form 10-Q
period 2015-06-30
BRISTOL MYERS SQUIBB CO
filed 2015-07-23
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At June 30, 2015, there were 1,667,502,766 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
JUNE 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.
Controls and Procedures	40

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	40

Item 1A.
Risk Factors	40

Item 2.
Issuer Purchases of Equity Securities	41

Item 6.
Exhibits	42

Signatures	43

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2015	2014	2015	2014
Net product sales	$3,572	$2,770	$6,631	$5,577
Alliance and other revenues	591	1,119	1,573	2,123
Total Revenues	$4,163	$3,889	$8,204	$7,700

Cost of products sold	1,013	991	1,860	1,959
Marketing, selling and administrative	968	951	1,862	1,908
Advertising and product promotion	167	187	302	350
Research and development	1,856	1,416	2,872	2,362
Other (income)/expense	107	(104)	(192)	(312)
Total Expenses	4,111	3,441	6,704	6,267

Earnings Before Income Taxes	52	448	1,500	1,433
Provision for Income Taxes	162	114	411	163
Net Earnings/(Loss)	(110)	334	1,089	1,270
Net Earnings Attributable to Noncontrolling Interest	20	1	33	—
Net Earnings/(Loss) Attributable to BMS	$(130)	$333	$1,056	$1,270

Earnings/(Loss) per Common Share
Basic	$(0.08)	$0.20	$0.63	$0.77
Diluted	$(0.08)	$0.20	$0.63	$0.76

Cash dividends declared per common share	$0.37	$0.36	$0.74	$0.72

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2015	2014	2015	2014
Net Earnings/(Loss)	$(110)	$334	$1,089	$1,270
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(9)	(5)	(3)	(8)
Pension and postretirement benefits	306	13	262	(101)
Available-for-sale securities	(22)	13	(6)	15
Foreign currency translation	(32)	21	(1)	10
Other Comprehensive Income/(Loss)	243	42	252	(84)

Comprehensive Income	133	376	1,341	1,186
Comprehensive Income Attributable to Noncontrolling Interest	20	1	33	—
Comprehensive Income Attributable to BMS	$113	$375	$1,308	$1,186
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	June 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$4,199	$5,571
Marketable securities	1,277	1,864
Receivables	3,672	3,390
Inventories	1,304	1,560
Deferred income taxes	1,892	1,644
Prepaid expenses and other	502	470
Assets held-for-sale	210	109
Total Current Assets	13,056	14,608
Property, plant and equipment	4,363	4,417
Goodwill	6,976	7,027
Other intangible assets	1,563	1,753
Deferred income taxes	577	915
Marketable securities	4,632	4,408
Other assets	787	621
Total Assets	$31,954	$33,749

LIABILITIES

Current Liabilities:
Short-term borrowings	$755	$590
Accounts payable	1,839	2,487
Accrued expenses	2,103	2,459
Deferred income	939	1,167
Accrued rebates and returns	1,067	851
Income taxes payable	98	262
Dividends payable	634	645
Total Current Liabilities	7,435	8,461
Pension, postretirement and postemployment liabilities	727	1,115
Deferred income	667	770
Income taxes payable	744	560
Other liabilities	475	618
Long-term debt	6,615	7,242
Total Liabilities	16,663	18,766

Commitments and contingencies (Note 19)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,178 in 2015 and 4,212 in 2014, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2015
and 2014	221	221
Capital in excess of par value of stock	1,363	1,507
Accumulated other comprehensive loss	(2,173)	(2,425)
Retained earnings	32,361	32,541
Less cost of treasury stock – 541 million common shares in 2015 and 547 million in 2014	(16,649)	(16,992)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,123	14,852
Noncontrolling interest	168	131
Total Equity	15,291	14,983
Total Liabilities and Equity	$31,954	$33,749
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net earnings	$1,089	$1,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(33)	—
Depreciation and amortization, net	195	252
Deferred income taxes	(59)	36
Stock-based compensation	113	99
Impairment charges	20	358
Pension settlements and amortization	110	152
Other adjustments	671	(197)
Changes in operating assets and liabilities:
Receivables	(267)	79
Inventories	162	(157)
Accounts payable	(618)	(112)
Deferred income	(172)	423
Income taxes payable	24	(191)
Other changes	(538)	(339)
Net Cash Provided by Operating Activities	697	1,673
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,808	938
Purchases of marketable securities	(1,472)	(3,008)
Additions to property, plant and equipment and capitalized software	(301)	(228)
Divestitures and other proceeds	294	3,212
Acquisitions and other payments	(855)	(213)
Net Cash Provided by/(Used in) Investing Activities	(526)	701
Cash Flows From Financing Activities:
Short-term borrowings, net	167	5
Issuance of long-term debt	1,268	—
Repayments of long-term debt	(1,957)	(676)
Interest rate swap contract terminations	(2)	(4)
Issuances of common stock	201	200
Dividends	(1,242)	(1,203)
Net Cash Used in Financing Activities	(1,565)	(1,678)
Effect of Exchange Rates on Cash and Cash Equivalents	22	—
Increase/(Decrease) in Cash and Cash Equivalents	(1,372)	696
Cash and Cash Equivalents at Beginning of Period	5,571	3,586
Cash and Cash Equivalents at End of Period	$4,199	$4,282
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at June 30, 2015 and December 31, 2014, and the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K (2014 Form 10-K).

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

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB decided to delay the effective date by one year to January 1, 2018. Early adoption is permitted no earlier than 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Segment information is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.
Product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Virology
Baraclude (entecavir)	$343	$369	$683	$775
Hepatitis C Franchise(a)	479	—	743	—
Reyataz (atazanavir sulfate) Franchise	303	362	597	706
Sustiva (efavirenz) Franchise(b)	317	361	607	680
Oncology
Erbitux* (cetuximab)	169	186	334	355
Opdivo (nivolumab)	122	—	162	—
Sprycel (dasatinib)	405	368	780	710
Yervoy (ipilimumab)	296	321	621	592
Neuroscience
Abilify* (aripiprazole)(c)	107	555	661	1,095
Immunoscience
Orencia (abatacept)	461	402	861	765
Cardiovascular
Eliquis (apixaban)	437	171	792	277
Mature Products and All Other(d)	724	794	1,363	1,745
Total Revenues	$4,163	$3,889	$8,204	$7,700

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information can be found at the end of this quarterly report on Form 10-Q.
(a)
Includes Daklinza (daclatasvir) and Sunvepra (asunaprevir) revenues of $382 million and $97 million for the three months ended June 30, 2015, respectively, and $562 million and $181 million for the six months ended June 30, 2015, respectively.

(b)
Includes alliance and other revenue of $276 million and $313 million for the three months ended June 30, 2015 and 2014, respectively, and $527 million and $585 million for the six months ended June 30, 2015 and 2014, respectively.

(c)
Includes alliance and other revenue of $70 million and $499 million for the three months ended June 30, 2015 and 2014, respectively, and $578 million and $940 million for the six months ended June 30, 2015 and 2014, respectively. BMS's U.S. rights to Abilify* expired on April 20, 2015.

(d)
Includes Diabetes Alliance revenues of $64 million and $27 million for the three months ended June 30, 2015 and 2014, respectively, and $118 million and $206 million for the six months ended June 30, 2015 and 2014, respectively. See "—Note 3. Alliances" for further information on the diabetes business divestiture.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Revenues from alliances:
Net product sales	$1,228	$782	$2,222	$1,677
Alliance and other revenues	552	1,039	1,507	1,951
Total Revenues	$1,780	$1,821	$3,729	$3,628

Payments to/(from) alliance partners:
Cost of products sold	$423	$323	$812	$678
Marketing, selling and administrative	(13)	6	(1)	3
Advertising and product promotion	10	32	23	67
Research and development	66	(4)	188	(20)
Other (income)/expense	(148)	(158)	(449)	(553)

Noncontrolling interest, pre-tax	23	7	28	11

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2015	December 31, 2014
Receivables - from alliance partners	$825	$888
Accounts payable - to alliance partners	959	1,479
Deferred income from alliances	1,480	1,493

Specific information pertaining to each of our significant alliances is discussed in our 2014 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. Significant developments and updates related to alliances during the six months ended June 30, 2015 are set forth below.

AstraZeneca

In February 2014, BMS and AstraZeneca terminated their alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza*/Kombiglyze* and Farxiga*/Xigduo* (including BMS's interest in the out-licensing agreement for Onglyza* in Japan); and the future purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in 2015 (expected to close in the third quarter). Amylin's portfolio of products included Bydureon*, Byetta*, Symlin* and Myalept*. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca. The sale of the business has been completed in all jurisdictions.

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business that was part of the alliance (transferred during the third quarter of 2014), the Mount Vernon, Indiana manufacturing facility, and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations. Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Revenues from AstraZeneca alliances:
Net product sales	$10	$1	$10	$161
Alliance and other revenues	54	26	108	45
Total Revenues	$64	$27	$118	$206

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	$—	$1	$—	$77

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost of products sold	—	—	—	(9)
Marketing, selling and administrative	—	4	—	(7)
Advertising and product promotion	—	(1)	—	(4)
Research and development	—	(2)	—	(9)

Other (income)/expense:
Amortization of deferred income	(25)	(21)	(49)	(34)
Provision for restructuring	—	—	—	(2)
Royalties	(81)	(90)	(162)	(138)
Transitional services	(2)	(34)	(5)	(65)
Gain on sale of business	1	12	(4)	(247)

Selected Alliance Cash Flow information:
Deferred income	8	14	9	289
Divestitures and other proceeds	86	152	98	3,207

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2015	December 31, 2014
Deferred income attributed to:
Assets not yet transferred to AstraZeneca	$185	$176
Services not yet performed for AstraZeneca	187	226
Otsuka

As described in the 2014 Form 10-K, BMS receives a share of U.S. net sales of Abilify* based on a tiered structure and recognizes revenues based on the expected annual contractual share using a forecast of net sales for the year (50% in 2015 and 33% in 2014). BMS's U.S. rights to Abilify* expired on April 20, 2015. As a result, BMS no longer records Abilify* revenues in the U.S. In February 2015, BMS terminated the co-promotion agreement with Otsuka in Japan with respect to Sprycel. The termination is not expected to have a material impact on future results.

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

In April 2015, BMS agreed to transfer its rights to Erbitux* in North America to Lilly in the fourth quarter of 2015 in exchange for future royalties as described below. Rights include, but are not limited to, full commercialization and manufacturing operational responsibilities. The transaction is expected to be accounted for as a business divestiture upon completion of the transition and will result in a non-cash charge of approximately $150 million to $200 million for intangible assets directly related to the business and an allocation of goodwill.

Upon completion of the transaction, BMS will begin to receive royalties through September 2018, which will be included in other income when earned. The royalty rates applicable to North America are 38% on Erbitux* net sales up to $165 million in 2015, $650 million in 2016, $650 million in 2017 and $480 million in 2018, plus 20% on net sales in excess of those amounts in each of the respective years.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pre-tax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. BMS transferred its co-commercialization rights in Japan to Merck KGaA in the second quarter of 2015 in exchange for future royalties through 2032 which will be included in other income when earned.

Pfizer

As described in the 2014 Form 10-K, BMS has an alliance with Pfizer to co-develop and co-promote Eliquis in most countries on a worldwide basis. In April 2015, BMS agreed to transfer full commercialization rights to Pfizer in certain smaller markets effective beginning in the third quarter of 2015 in order to simplify operations. BMS will supply the product to Pfizer at cost plus a percentage of the net sales to end-customers in these markets. This change in the alliance arrangement is not expected to impact our pre-tax income. BMS retained co-promotional rights in the U.S., significant markets in Europe, as well as Canada, Australia, China, Japan and Korea.

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

Reckitt

As described in the 2014 Form 10-K, BMS has an alliance with Reckitt Benckiser Group plc (Reckitt) covering certain BMS over-the-counter products sold primarily in Mexico and Brazil. Reckitt also has an option to acquire all remaining rights in such products for those markets and related inventories at the end of the alliance period (May 2016). In April 2014, the alliance was modified to provide an option to Reckitt to purchase a BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance. The options can only be exercised together. Substantially, all employees at the facility are expected to be transferred to Reckitt if the option is exercised. In the first quarter of 2015, a $36 million credit was included in other income to decrease the fair value of the option to $93 million due to the strengthening of the U.S. dollar against local currencies.

Note 4. ACQUISITIONS

In April 2015, BMS acquired all of the outstanding shares of Flexus Biosciences, Inc. (Flexus), a privately held biotechnology company focused on the discovery and development of novel anti-cancer therapeutics. The acquisition provides BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy. In addition, BMS acquired Flexus' IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds. The consideration includes an upfront payment of $800 million (plus acquisition costs) and contingent development and regulatory milestone payments up to $450 million. No significant Flexus processes were acquired, therefore the transaction was accounted for as an asset acquisition because Flexus was determined not to be a business as that term is defined in ASC 805 - Business Combinations. The consideration was allocated to F001287 and the IDO/TDO discovery program resulting in $800 million of research and development expenses and to net operating losses and tax credit carryforwards resulting in $14 million of deferred tax assets.

Note 5. ASSETS HELD-FOR-SALE

Assets held-for-sale were primarily related to the Erbitux* business in North America comprising an alliance with Lilly at June 30, 2015 and to the businesses comprising alliances with The Medicines Company and Valeant at December 31, 2014. The allocation of goodwill was based on the relative fair value of the applicable businesses to the Company's reporting unit.

The following table provides the assets classified as held-for-sale:

Dollars in Millions	June 30, 2015	December 31, 2014
Assets
Inventories	$33	$38
Goodwill	51	19
Other intangible assets	126	52
Assets held-for-sale	$210	$109

Note 6. OTHER (INCOME)/EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Interest expense	$49	$46	$100	$100
Investment income	(26)	(28)	(56)	(51)
Provision for restructuring	28	16	40	37
Litigation charges/(recoveries)	4	(20)	16	9
Equity in net income of affiliates	(22)	(33)	(48)	(69)
Out-licensed intangible asset impairment	—	—	13	—
Gain on sale of product lines, businesses and assets	(8)	7	(162)	(252)
Other alliance and licensing income	(124)	(144)	(285)	(252)
Pension curtailments, settlements and special termination benefits	36	45	63	109
Loss on debt redemption	180	—	180	45
Other	(10)	7	(53)	12
Other (income)/expense	$107	$(104)	$(192)	$(312)

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Employee termination benefits	$26	$14	$36	$34
Other exit costs	2	2	4	3
Provision for restructuring	$28	$16	$40	$37

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 380 and 220 for the three months ended June 30, 2015 and 2014, respectively, and approximately 625 and 400 for the six months ended June 30, 2015 and 2014, respectively. Employee termination costs in the aggregate of approximately $100 million are expected to be incurred in 2015 primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. Subject to local regulations, costs will not be recognized until completion of discussions with works councils.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2015	2014
Liability at January 1	$156	$102
Charges	42	40
Changes in estimates	(2)	(3)
Provision for restructuring	40	37
Foreign currency translation	(10)	1
Payments	(79)	(48)
Liability at June 30	$107	$92

Note 8. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Earnings Before Income Taxes	$52	$448	$1,500	$1,433
Provision for Income Taxes	162	114	411	163
Effective tax rate	311.5%	25.4%	27.4%	11.4%

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

The effective tax rates were also impacted by discrete items, particularly research and development charges resulting from acquisitions not deductible for tax purposes including $800 million for Flexus in the second quarter of 2015 and $148 million for iPierian in the second quarter of 2014. Other discrete items included a $57 million reduction of valuation allowances as a result of business divestiture gains in 2015 and an $81 million tax benefit attributed to the sale of the diabetes business resulting primarily from a capital loss deduction from the sale of Amylin shares in 2014.

BMS is currently being audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2015 could decrease in the range of approximately $270 million to $330 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 9. EARNINGS/(LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2015	2014	2015	2014
Net Earnings/(Loss) Attributable to BMS used for Basic and Diluted EPS Calculation	$(130)	$333	$1,056	$1,270

Weighted-average common shares outstanding – basic	1,667	1,657	1,665	1,655
Contingently convertible debt common stock equivalents	—	1	1	1
Incremental shares attributable to share-based compensation plans	—	11	11	12
Weighted-average common shares outstanding – diluted	1,667	1,669	1,677	1,668

Earnings/(Loss) per Common Share
Basic	$(0.08)	$0.20	$0.63	$0.77
Diluted	$(0.08)	$0.20	$0.63	$0.76

Contingently convertible debt common stock equivalents and incremental shares attributable to share-based compensation plans of 10 million were excluded from the per share calculation for the three months ended June 30, 2015 because of the net loss in that period.

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2015				December 31, 2014
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$3,780	$—	$3,780	$—	$5,051	$—	$5,051
Marketable securities:
Certificates of deposit	—	263	—	263	—	896	—	896
Commercial paper	—	100	—	100	—	—	—	—
Corporate debt securities	—	5,426	—	5,426	—	5,259	—	5,259
Equity funds	—	97	—	97	—	94	—	94
Fixed income funds	—	11	—	11	—	11	—	11
Auction Rate Securities (ARS)	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	24	—	24	—	46	—	46
Forward starting interest rate swap contracts	—	53	—	53	—	—	—	—
Foreign currency forward contracts	—	83	—	83	—	118	—	118
Equity investments	64	—	—	64	36	—	—	36
Derivative liabilities:
Interest rate swap contracts	—	—	—	—	—	(3)	—	(3)
Foreign currency forward contracts	—	(13)	—	(13)	—	—	—	—
Written option liabilities	—	—	(93)	(93)	—	—	(198)	(198)
Contingent consideration liability	—	—	(8)	(8)	—	—	(8)	(8)

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

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	2015			2014
Dollars in Millions	ARS	Written option liabilities	Contingent consideration liability	ARS	Written option liabilities	Contingent consideration liability
Fair value at January 1	$12	$(198)	$(8)	$12	$(162)	$(8)
Settlements	—	69	—	—	—	—
Changes in fair value	—	36	—	—	(36)	—
Fair value at June 30	$12	$(93)	$(8)	$12	$(198)	$(8)

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

June 30, 2015
Certificates of deposit	$263	$—	$—	$263
Commercial paper	100	—	—	100
Corporate debt securities	5,406	27	(7)	5,426
ARS	9	3	—	12
Equity investments	47	20	(3)	64
Total	$5,825	$50	$(10)	$5,865

December 31, 2014
Certificates of deposit	$896	$—	$—	$896
Corporate debt securities	5,237	30	(8)	5,259
ARS	9	3	—	12
Equity investments	14	22	—	36
Total	$6,156	$55	$(8)	$6,203

Available-for-sale securities included in current marketable securities were $1,169 million as of June 30, 2015 and $1,759 million as of December 31, 2014. As of June 30, 2015, all non-current available-for-sale securities mature within five years, except for ARS. Equity investments of $64 million are included in other assets as of June 30, 2015.

Fair Value Option for Financial Assets

Investments in equity and fixed income funds offsetting changes in fair value of certain employee retirement benefits were included in current marketable securities. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was not significant.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		June 30, 2015		December 31, 2014
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,250	$24	$847	$46
Interest rate swap contracts	Other liabilities	500	—	1,050	(3)
Forward starting interest rate swap contracts	Other assets	750	53	—	—
Foreign currency forward contracts	Prepaid expenses and other	705	63	1,323	106
Foreign currency forward contracts	Other assets	117	20	100	12
Foreign currency forward contracts	Accrued expenses	675	(13)	—	—

Cash Flow Hedges — Foreign currency forward contracts are primarily utilized to hedge forecasted intercompany inventory purchase transactions in certain foreign currencies. These contracts are designated as cash flow hedges with the effective portion of changes in fair value being temporarily reported in accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to cost of products sold within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($539 million) and the Japanese yen ($713 million) at June 30, 2015. The fair value of a foreign currency forward contract attributed to the Japanese yen (notional amount of $445 million) not designated as a cash flow hedge was $6 million and was included in accrued expenses at June 30, 2015.

In 2015, BMS entered into $750 million of forward starting interest rate contracts maturing in March 2017 to hedge the variability of probable forecasted interest expense. The contracts are designated as cash flow hedges with the effective portion of fair value changes included in other comprehensive income.

The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the six months ended June 30, 2015 and 2014. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,065 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and included in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is included in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

The notional amount of fixed-to-floating interest rate swap contracts terminated in 2015 was $147 million, generating proceeds of $28 million (including accrued interest of $1 million). Additional contracts were terminated in connection with debt redemptions in 2015.

Long-term debt includes:

Dollars in Millions	June 30, 2015	December 31, 2014
Principal Value	$6,368	$6,804
Adjustments to Principal Value:
Fair value of interest rate swap contracts	24	43
Unamortized basis adjustment from interest rate swap contract terminations	282	454
Unamortized bond discounts	(59)	(59)
Total	$6,615	$7,242

The fair value of debt was $6,803 million at June 30, 2015 and $8,045 million at December 31, 2014 and was valued using Level 2 inputs. Interest payments were $124 million and $89 million for the six months ended June 30, 2015 and 2014, respectively, net of amounts related to interest rate swap contracts.

On May 5, 2015, BMS issued senior unsecured notes in a registered public offering. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time at a predetermined redemption price. BMS also terminated forward starting interest rate swap contracts entered into during 2015, resulting in an unrealized loss in OCI. The following table summarizes the note issuances:

Amounts in Millions	Euro	U.S. dollars
Principal Value:
1.000% Euro Notes due 2025	€575	$643
1.750% Euro Notes due 2035	575	643
Total	€1,150	$1,286

Proceeds net of discount and deferred loan issuance costs	€1,133	$1,268

Forward starting interest rate swap contracts terminated:
Notional amount	€500	$559
Unrealized loss	(16)	(18)

During the second quarter of 2015, the Company repurchased $500 million of long-term debt through a cash tender offer and redeemed €1.0 billion ($1.1 billion) of long-term debt following the issuance of new senior unsecured notes. In connection with the debt redemption activities, certain interest rate swap contracts were entered into and terminated during the three months ended June 30, 2015. Debt redemption activity was as follows:

	Six Months Ended	Six Months Ended
Dollars in Millions	June 30, 2015	June 30, 2014
Principal amount	$1,624	$582
Carrying value	1,795	633
Debt redemption price	1,957	676
Notional amount of interest rate swap contracts terminated	735	500
Interest rate swap contract termination payments	11	4
Loss on debt redemption(a)	180	45

(a)	Including acceleration of debt issuance costs, loss on interest rate lock contract and other related fees.

Note 11. RECEIVABLES

Dollars in Millions	June 30, 2015	December 31, 2014
Trade receivables	$2,638	$2,193
Less allowances	(95)	(93)
Net trade receivables	2,543	2,100
Alliance receivables	825	888
Prepaid and refundable income taxes	159	178
Other	145	224
Receivables	$3,672	$3,390

Non-U.S. receivables sold on a nonrecourse basis were $188 million and $424 million for the six months ended June 30, 2015 and 2014, respectively. Receivables from three pharmaceutical wholesalers in the U.S. aggregated 36% of total trade receivables at June 30, 2015 and December 31, 2014.

Note 12. INVENTORIES

Dollars in Millions	June 30, 2015	December 31, 2014
Finished goods	$437	$500
Work in process	642	856
Raw and packaging materials	225	204
Inventories	$1,304	$1,560

Inventories expected to remain on-hand beyond one year are included in other assets and were $279 million at June 30, 2015 and $232 million at December 31, 2014.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2015	December 31, 2014
Land	$109	$109
Buildings	4,832	4,830
Machinery, equipment and fixtures	3,752	3,774
Construction in progress	461	353
Gross property, plant and equipment	9,154	9,066
Less accumulated depreciation	(4,791)	(4,649)
Property, plant and equipment	$4,363	$4,417

The Mount Vernon, Indiana manufacturing facility's carrying value was approximately $190 million as of June 30, 2015. The facility is expected to be sold in the third quarter of 2015. It was not included in assets held-for-sale for both periods because the assets were not available for immediate sale in their present condition. See "—Note 3. Alliances” for further discussion on the sale of the diabetes business.

Depreciation expense was $258 million and $275 million for the six months ended June 30, 2015 and 2014, respectively.

Note 14. OTHER INTANGIBLE ASSETS

Dollars in Millions	June 30, 2015	December 31, 2014
Licenses	$535	$1,090
Developed technology rights	2,357	2,358
Capitalized software	1,297	1,254
In-process research and development (IPRD)	280	280
Gross other intangible assets	4,469	4,982
Less accumulated amortization	(2,906)	(3,229)
Total other intangible assets	$1,563	$1,753

Licenses of $500 million ($126 million net of accumulated amortization) were reclassified to assets held-for-sale as of June 30, 2015 as a result of the expected transfer of the Erbitux* North American rights to Lilly. See "—Note 5. Assets Held-For-Sale" for further discussion.

A $310 million IPRD impairment charge was recognized in the second quarter of 2014 for peginterferon lambda which was in Phase III development for the treatment of hepatitis C virus (HCV). The full write-off was required after assessing the potential commercial viability of the asset and estimating its fair value. The assessment considered the lower likelihood of filing for registration in certain markets after completing revised projections of revenues and expenses. A significant decline from prior projected revenues resulted from the global introduction of oral non-interferon products being used to treat patients with HCV and no other alternative uses for the product.

Amortization expense was $96 million and $151 million for the six months ended June 30, 2015 and 2014, respectively.

Note 15. DEFERRED INCOME

Dollars in Millions	June 30, 2015	December 31, 2014
Alliances (Note 3)	$1,480	$1,493
Gain on sale-leaseback transactions	35	45
Other	91	399
Total deferred income	$1,606	$1,937

Current portion	$939	$1,167
Non-current portion	667	770

Alliances include unamortized amounts for upfront, milestone and other licensing receipts, revenue deferrals attributed to the Gilead alliance and deferred income for the undelivered elements of the diabetes business divestiture. Other deferrals included $300 million invoiced for Daklinza under an early access program in France as of December 31, 2014, that was deferred until final pricing was obtained from the French government in the second quarter of 2015.
Amortization of deferred income was $159 million and $174 million for the six months ended June 30, 2015 and 2014, respectively.

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2014	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	1,270	—	—	1
Cash dividends declared	—	—	—	(1,196)	—	—	—
Employee stock compensation plans	—	—	(427)	—	(8)	591	—
Debt conversion	—	—	(16)	—	(1)	35	—
Distributions	—	—	—	—	—	—	(31)
Balance at June 30, 2014	2,208	$221	$1,479	$33,026	550	$(17,174)	$52

Balance at January 1, 2015	2,208	$221	$1,507	$32,541	547	$(16,992)	$131
Net earnings	—	—	—	1,056	—	—	43
Cash dividends declared	—	—	—	(1,236)	—	—	—
Employee stock compensation plans	—	—	(144)	—	(6)	341	—
Debt conversion	—	—	—	—	—	2	—
Distributions	—	—	—	—	—	—	(6)
Balance at June 30, 2015	2,208	$221	$1,363	$32,361	541	$(16,649)	$168

The components of other comprehensive income/(loss) were as follows:

	2015			2014
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$35	$(19)	$16	$(14)	$4	$(10)
Reclassified to net earnings	(36)	11	(25)	7	(2)	5
Derivatives qualifying as cash flow hedges	(1)	(8)	(9)	(7)	2	(5)
Pension and postretirement benefits:
Actuarial gains/(losses)	412	(145)	267	(49)	13	(36)
Amortization(b)	24	(9)	15	27	(6)	21
Settlements(c)	36	(12)	24	45	(17)	28
Pension and postretirement benefits	472	(166)	306	23	(10)	13
Available-for-sale securities:
Unrealized gains/(losses)	(32)	9	(23)	25	(11)	14
Realized (gains)/losses	1	—	1	(1)	—	(1)
Available-for-sale securities	(31)	9	(22)	24	(11)	13
Foreign currency translation	(26)	(6)	(32)	21	—	21
	$414	$(171)	$243	$61	$(19)	$42

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$70	$(30)	$40	$(19)	$6	$(13)
Reclassified to net earnings	(63)	20	(43)	5	—	5
Derivatives qualifying as cash flow hedges	7	(10)	(3)	(14)	6	(8)
Pension and postretirement benefits:
Actuarial gains/(losses)	292	(103)	189	(299)	103	(196)
Amortization(b)	47	(15)	32	53	(19)	34
Curtailments and settlements(c)	63	(22)	41	99	(38)	61
Pension and postretirement benefits	402	(140)	262	(147)	46	(101)
Available-for-sale securities:
Unrealized gains/(losses)	(7)	1	(6)	29	(13)	16
Realized gains	—	—	—	(1)	—	(1)
Available-for-sale securities	(7)	1	(6)	28	(13)	15
Foreign currency translation	20	(21)	(1)	10	—	10
	$422	$(170)	$252	$(123)	$39	$(84)

(a)	Included in cost of products sold.

(b)	Included in cost of products sold, research and development, and marketing, selling and administrative expenses.

(c)	Included in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	June 30, 2015	December 31, 2014
Derivatives qualifying as cash flow hedges	$82	$85
Pension and other postretirement benefits	(1,919)	(2,181)
Available-for-sale securities	25	31
Foreign currency translation	(361)	(360)
Accumulated other comprehensive loss	$(2,173)	$(2,425)

Note 17. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2015	2014	2015	2014	2015	2014	2015	2014
Service cost – benefits earned during the year	$6	$10	$1	$1	$12	$20	$2	$2
Interest cost on projected benefit obligation	60	77	3	4	121	155	6	7
Expected return on plan assets	(103)	(133)	(6)	(7)	(205)	(264)	(13)	(14)
Amortization of prior service credits	(1)	(1)	(2)	(1)	(2)	(2)	(3)	(1)
Amortization of net actuarial loss	26	29	1	—	50	56	2	—
Curtailments and settlements	36	45	—	—	63	99	—	(3)
Special termination benefits	—	—	—	—	—	13	—	—
Net periodic cost/(credit)	$24	$27	$(3)	$(3)	$39	$77	$(6)	$(9)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured during 2015 resulting in a decrease to liabilities and a corresponding decrease in accumulated other comprehensive loss of $292 million. The changes resulted from a higher weighted average discount rate assumed in remeasuring the pension benefit obligations (4.3% at June 30, 2015 and 3.8% at December 31, 2014) partially offset by lower actual return on plan assets than expected. Contributions to the pension plans are expected to approximate $100 million during 2015, of which $62 million occurred in the six months ended June 30, 2015.

The expense attributed to defined contribution plans in the U.S. was $45 million and $46 million for the three months ended June 30, 2015 and 2014, respectively, and $89 million and $96 million for the six months ended June 30, 2015, and 2014, respectively.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Restricted stock	$21	$19	$42	$38
Market share units	9	8	18	17
Performance share units	29	23	53	44
Total stock-based compensation expense	$59	$50	$113	$99

Income tax benefit	$20	$17	$38	$33

In the six months ended June 30, 2015, 1.6 million restricted stock units, 0.7 million market share units and 1.6 million performance share units were granted. The weighted-average grant date fair value was $61.28 for restricted stock units, $67.03 for market share units and $65.07 for performance share units granted during the six months ended June 30, 2015.

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

Unrecognized compensation cost related to nonvested awards of $419 million is expected to be recognized over a weighted-average period of 2.6 years.

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
INTELLECTUAL PROPERTY
Baraclude
In August 2010, Teva filed an aNDA to manufacture and market generic versions of Baraclude. The Company received a Paragraph IV certification letter from Teva challenging the one Orange Book-listed patent for Baraclude, U.S. Patent No. 5,206,244 (the ‘244 Patent), covering the entecavir molecule. In September 2010, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Teva for infringement. In February 2013, the Delaware District Court ruled against the Company and invalidated the ‘244 Patent. The Company appealed the Delaware District Court’s decision and in June 2014 the U.S. Court of Appeals for the Federal Circuit (Federal Court of Appeals) denied the Company's appeal. In July 2014, the Company filed a petition for an en banc rehearing by the entire Federal Court of Appeals which was denied in October 2014. In January 2015, the Company filed a petition for a writ of certiorari with the U.S. Supreme Court requesting that the court hear an appeal of the Federal Court of Appeals decision. In September 2014, Teva received final approval from the FDA for its generic version of entecavir and launched its product in the U.S. We have experienced a negative impact on U.S. net product sales of Baraclude beginning in the fourth quarter of 2014. U.S. net product sales of Baraclude were $215 million in 2014. In May 2015, the U.S. Supreme Court denied the Company's petition for a writ of certiorari. Accordingly, this case is now concluded.
Baraclude — South Korea
In 2013, Daewoong Pharmaceutical Co. Ltd., Hanmi Pharmaceuticals Co., Ltd. and other generic companies initiated separate invalidity actions in the Korean Intellectual Property Office against Korean Patent No. 160,523 (the ‘523 patent).  The ‘523 patent expires in October 2015 and is the Korean equivalent of the ‘244 Patent, the U.S. composition of matter patent. In January 2015, the Korean Intellectual Property Tribunal ruled that the '523 patent is valid. In February 2015, an appeal of this ruling was filed by certain generic companies and a hearing occurred in July 2015.  There still remains a risk that generic companies could launch generic versions of Baraclude prior to October 2015. Net product sales of Baraclude in South Korea were $158 million in 2014.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,200 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, Illinois, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
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

Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 480 separate lawsuits pending on behalf of over 2,300 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a recently established multidistrict litigation, with the next largest contingent of cases pending in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $61 million at June 30, 2015, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
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
FCPA Investigation
In March 2012, the Company received a subpoena from the SEC issued in connection with its investigation under the FCPA, primarily relating to sales and marketing practices in various countries. In particular, the Company is investigating certain sales and marketing practices in China. The Company has been cooperating with the government in its investigation and is in discussions with the SEC regarding a potential settlement agreement that would result in a resolution of the SEC’s investigation.  The Company believes it is fully reserved for this matter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We continue to evolve our business to a leading diversified specialty biopharma company. This evolution was accelerated as a result of the diabetes business divestiture in 2014 and continued focus on certain therapeutic areas, including immuno-oncology. The following provides a brief summary of certain key events and financial information during 2015.

In July, Opdivo (nivolumab) was approved by the European Commission (EC) for the treatment of locally advanced or metastatic squamous (SQ) non-small cell lung cancer (NSCLC) after prior chemotherapy (as Nivolumab BMS) and was also approved in June for the treatment of both first-line and previously treated unresectable or metastatic melanoma patients in the European Union (EU).

Our revenues increased by 7% for the six months ended June 30, 2015 as a result of recently launched products such as our Hepatitis C Franchise (including previously deferred revenue in France) and Opdivo and continued sales growth in other key products including Eliquis (apixaban), Orencia (abatacept) and Sprycel (dasatinib). These impacts were partially offset by the changes in foreign currency rates, expiration of our EU and U.S. commercialization rights to Abilify*, competitive pressures resulting from exclusivity losses and other factors for Baraclude (entecavir), Sustiva (efavirenz) and Reyataz (atazanavir sulfate) in certain markets and the expiration/transfer of certain licensing and royalty rights.

The decrease in GAAP earnings per share (EPS) from $0.76 in 2014 to $0.63 in 2015 was due to higher R&D expenses as a result of the acquisition of Flexus Biosciences, Inc. (Flexus). The tax impact of specified items contributed to the changes in the effective tax rate, including the non-tax-deductible Flexus acquisition charge. After adjusting for specified items, the increase in non-GAAP EPS from $0.94 in 2014 to $1.24 in 2015 was primarily due to higher revenues.

Our revenues and earnings are expected to be lower in the remaining quarters of 2015 compared to the first half of 2015 primarily due to the expiration of our U.S. commercialization rights to Abilify*, lower Hepatitis C Franchise sales and higher operating expenses to support various product launches, continued growth of Eliquis and accelerated Opdivo development programs.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2015	2014	2015	2014
Total Revenues	$4,163	$3,889	$8,204	$7,700
Total Expenses	4,111	3,441	6,704	6,267
Earnings Before Income Taxes	52	448	1,500	1,433
Provision for Income Taxes	162	114	411	163
Effective tax rate	311.5%	25.4%	27.4%	11.4%

Net Earnings/(Loss) Attributable to BMS
GAAP	(130)	333	1,056	1,270
Non-GAAP	890	798	2,083	1,564

Diluted Earnings/(Loss) Per Share
GAAP	(0.08)	0.20	0.63	0.76
Non-GAAP	0.53	0.48	1.24	0.94

Cash, Cash Equivalents and Marketable Securities			10,108	11,051

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

Opdivo - a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and natural killer T (NKT) cells that is being investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.
Unresectable (inoperable) or metastatic (advanced) melanoma

•
In July 2015, the European Medicines Agency (EMA) validated the Company’s type II variation application that seeks to extend the use of Opdivo in combination with Yervoy (ipilimumab) for the treatment of advanced (unresectable or metastatic) melanoma in adults. The application is based on data from the Phase III CheckMate-067 study, Phase II CheckMate-069 study and the Phase Ib CA209-004 study. Validation of an application confirms that the submission is complete and starts the EMA's centralized review process.

•
In June 2015, the Company announced the EC approved Opdivo for the treatment of both first-line and previously treated unresectable or metastatic melanoma patients, regardless of BRAF status. The approval allows for the marketing of Opdivo in all 28 Member States of the EU. Opdivo is the only PD-1 immune checkpoint inhibitor to receive an accelerated assessment in Europe, and is the first approval given by the EC for a PD-1 inhibitor in any cancer.

•
In June 2015, the Company announced the U.S. Food and Drug Administration (FDA) accepted for filing and review the supplemental Biologics License Application (sBLA) for Opdivo+Yervoy regimen in patients with previously untreated advanced melanoma. The FDA also granted Priority Review for this application. The projected FDA action date is September 30, 2015. This is the first regulatory milestone for an immuno-oncology regimen in cancer.

•
In May 2015, the Company announced positive results of a Phase III trial (CheckMate-067) evaluating the Opdivo+Yervoy regimen or Opdivo monotherapy vs. Yervoy monotherapy in patients with previously untreated advanced melanoma. Both the Opdivo+Yervoy regimen (n=314) and Opdivo monotherapy (n=316) demonstrated superiority to Yervoy (n=315), the current standard of care, for the co-primary endpoint of progression-free survival (PFS). Median PFS was 11.5 months for the Opdivo+Yervoy regimen and 6.9 months for Opdivo monotherapy, vs. 2.9 months for Yervoy monotherapy. The Opdivo+Yervoy regimen demonstrated a 58% reduction in the risk of disease progression vs. Yervoy (hazard ratio: 0.42; 99.5% CI, 0.31 to 0.57; P<0.0001), while Opdivo monotherapy demonstrated a 43% risk reduction versus Yervoy monotherapy (hazard ratio: 0.57; 99.5% CI, 0.43 to 0.76; P<0.00001). The hazard ratio for the exploratory endpoint comparing Opdivo+Yervoy PFS and Opdivo PFS was 0.74 (95% CI, 0.60 to 0.92). The safety profile was consistent with previously-reported studies evaluating the Opdivo+Yervoy regimen. The treatment-related adverse event rate was 95.5% for the Opdivo+Yervoy regimen compared to 82.1% for Opdivo monotherapy and 86.2% for Yervoy monotherapy. Most select treatment-related adverse events were resolved using established management guidelines. The trial is ongoing and patients continue to be followed for overall survival, a co-primary endpoint.

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

•
In April 2015, the Company announced the FDA accepted for filing and review the sBLA for Opdivo for the treatment of previously untreated patients with unresectable or metastatic melanoma. The FDA also granted Priority Review for this application. The projected FDA action date is August 27, 2015.

Non-small cell lung cancer (NSCLC)

•
In July 2015, the EMA validated the Company’s type II variation application that seeks to extend the use of Opdivo monotherapy in non-squamous NSCLC and is based on data from the Phase III CheckMate-057 study.

•
In July 2015, the Company announced the EC approved Nivolumab BMS for the treatment of locally advanced or metastatic SQ NSCLC after prior chemotherapy. This approval marks the first major treatment advance in SQ NSCLC in more than a decade in the EU. Nivolumab is the first and only PD-1 immune checkpoint inhibitor to demonstrate overall survival in previously-treated metastatic SQ NSCLC. This approval allows for the marketing of Nivolumab in all 28 Member States of the EU.

•
In May 2015, the Company announced results from CheckMate-017, a Phase III, open-label, randomized study evaluating Opdivo (n=135) versus docetaxel (n=137) in previously treated patients with advanced SQ NSCLC. At one year, Opdivo demonstrated an overall survival rate of 42% versus 24% for docetaxel, with a median overall survival of 9.2 months versus 6 months, respectively. Opdivo reduced the risk of death by 41%, based upon a hazard ratio of 0.59 (95% CI, 0.44-0.79; P = 0.00025). The safety profile of Opdivo in CheckMate-017 was consistent with prior studies and favorable versus docetaxel.

•
In May 2015, the Company announced that Opdivo is the first PD-1 inhibitor to demonstrate superior overall survival versus standard of care (docetaxel) in an open-label, randomized Phase III study (CheckMate-057) evaluating previously-treated patients with advanced, non-squamous NSCLC. A 27% reduction in the risk of progression or death – the primary study endpoint – was reported for Opdivo (n=292) versus docetaxel (n=290) based upon a hazard ratio of 0.73 (96% CI, 0.59-0.89; P=0.0015). Opdivo was associated with a doubling of overall median survival across the continuum of PD-L1 expression, starting at 1% level of expression, in the trial. The safety profile of Opdivo in CheckMate-057 was favorable versus docetaxel with grade 3–5 treatment-related adverse events reported in 10% of patients who were treated with Opdivo versus 54% in the docetaxel arm. In April 2015, the Company announced that Checkmate-057 was stopped early because an assessment conducted by the independent Data Monitoring Committee (DMC) concluded that the study met its primary endpoint.

Other indications

•
In July 2015, the Company announced an open-label, randomized Phase III study evaluating Opdivo versus everolimus in previously-treated patients with advanced or metastatic renal cell carcinoma was stopped early because an assessment conducted by the independent DMC concluded that the study met its primary endpoint, demonstrating superior overall survival in patients receiving Opdivo compared to the control arm.

•
In May 2015, the Company announced results from an interim analysis of CA209-040, a Phase I/II dose-ranging trial evaluating the safety and anti-tumor activity of Opdivo in previously-treated patients with hepatocellular carcinoma (HCC) or advanced liver cancer. Initial findings demonstrated that the estimated survival rate in evaluable patients (n=47) was 62% at 12 months. Results also show the safety profile of Opdivo is generally consistent with that previously reported for Opdivo in other tumor types.

Yervoy - a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma

•
In July 2015, the Company announced that two Yervoy Phase III trials, Study-095 in metastatic castration resistant prostate cancer and Study-156 in newly diagnosed extensive-stage disease small cell lung cancer, did not meet their primary endpoints of overall survival versus standard of care and have been discontinued. No new safety concerns with Yervoy were identified in either study. The Company will complete a full evaluation of the data and work with investigators on the future publication of the results.

•	In July 2015, the Japanese Ministry of Health, Labour and Welfare approved Yervoy for first and second line treatment for unresectable malignant melanoma.

Hepatitis C Portfolio - Daklinza (daclatasvir (DCV)) - an NS5A replication complex inhibitor; Sunvepra (asunaprevir (ASV)) - an NS3 protease inhibitor; and Beclabuvir (BCV) - an NS5B non-nucleoside polymerase inhibitor in development

•
In July 2015, the Company announced that it does not plan to seek regulatory approval of the new drug application of the Hepatitis C triple-regimen, or TRIO, of DCV, ASV and BCV, in the United States or in Europe.

•
In May 2015, the Company announced the FDA amended a previously granted Breakthrough Therapy Designation for the investigational daclatasvir and sofosbuvir combination for use in hepatitis C virus (HCV) patients. The updated Designation reflects recently presented data on HCV genotype 1 patients with advanced cirrhosis (Child-Pugh Class B or C) and those who develop genotype 1 HCV recurrence post-liver transplant. Sofosbuvir is a product of Gilead Sciences, Inc. (Gilead).

•
In April 2015, the Company announced the primary endpoints were successfully met in ALLY-1, a Phase III clinical trial evaluating a 12-week, combination of daclatasvir and sofosbuvir once-daily with ribavirin for the treatment of patients with chronic HCV with either advanced cirrhosis or post-liver transplant recurrence of HCV.

Reyataz Franchise - a protease inhibitor for the treatment of the human immunodeficiency virus (HIV), which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg). Evotaz is part of our alliance with Gilead.

•
In July 2015, the Company announced the EC approved Evotaz for the treatment of HIV-1 infected adults without known mutations associated with resistance to atazanavir. Evotaz is a once-daily single tablet two drug regimen combining Reyataz and Tybost*. Tybost* is a product of Gilead.

•	In June 2015, the FDA granted pediatric exclusivity for Reyataz which provides an additional six month period of exclusivity in the U.S.

BMS-663068 - an investigational compound which has shown antiviral activity in HIV-1 infected individuals.

•
In July 2015, the Company announced the FDA granted Breakthrough Therapy Designation for the investigational compound BMS-663068 when used in combination with other antiretroviral agents for the treatment of HIV-1 infection in heavily treatment-experienced adult patients.

Orencia - a fusion protein indicated for adult patients with moderate to severe active rheumatoid arthritis (RA) and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•
In June 2015, the Company announced data from the Orencia Phase IIIb AVERT and AMPLE trials. These trials included early moderate to severe RA patients with active disease. AVERT trial data suggests potentially faster onset of clinical response and greater drug-free clinical remission with earlier use in patients taking Orencia plus methotrexate over patients taking methotrexate alone. Exploratory data of patients with high anti-citrullinated protein antibody levels at baseline in the AMPLE trial suggest better response with Orencia than with adalimumab. Adalimumab is a product of AbbVie Inc. (AbbVie).

•
In April 2015, the Committee for Medicinal Products for Human Use adopted a positive opinion approving the ClickJect Pre-Filled Pen, a new autoinjector delivery device for Orencia for use in adult patients in the EU who have moderate to severe active RA in combination with methotrexate after inadequate disease-modifying anti-rheumatic drug response.

Eliquis - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our alliance with Pfizer.

•
In June 2015, the Company, Pfizer and Portola Pharmaceuticals announced full results from the second part of the Phase III ANNEXA™-A (Andexanet Alfa a Novel Antidote to the Anticoagulant Effects of FXa Inhibitors – Apixaban) study. The second part of the study achieved all primary and pre-specified secondary endpoints with high statistical significance. Andexanet alfa produced rapid reversal of the anticoagulant effect of Eliquis, as measured by anti-Factor Xa activity, which was sustained for the duration of the infusion. Andexanet alfa significantly reduced the level of free unbound Eliquis in the plasma and restored thrombin generation to normal.

Elotuzumab - a humanized monoclonal antibody being investigated as an anticancer treatment. Elotuzumab is part of our alliance with AbbVie.

•
In June 2015, the Company and AbbVie announced that results from an interim analysis of its Phase III, randomized, open-label ELOQUENT-2 trial. The trial (n=646) evaluated elotuzumab in combination with lenalidomide and dexamethasone (ELd) versus lenalidomide and dexamethasone alone (Ld) for the treatment of relapsed or refractory multiple myeloma. The study met its co-primary endpoints demonstrating superior PFS and ORR. The ELd arm demonstrated a 30% reduction in the risk of disease progression or death compared to the Ld arm (HR 0.70, 95% CI, [0.57, 0.85]; p = 0.0004). The PFS rates in the ELd arm versus the Ld arm were 68% versus 57% at 1 year and 41% versus 27% at 2 years, respectively. A significant ORR also was observed with 79% (74% to 83%) in the ELd arm compared to 66% (60% to 71%) in the Ld arm (odds ratio, 1.9; 1.4 to 2.8; p=0.0002). The safety profile was consistent with previously-reported studies and there were minimal incremental adverse events with the addition of elotuzumab to lenalidomide and dexamethasone.

Business Development
Business development transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. From a disease standpoint, we are focused on the following core therapeutic areas: oncology, virology, immunology, specialty cardiovascular disease, fibrosis and genetically defined diseases. Significant business development transactions entered into in 2015 are summarized below:

uniQure N.V. (uniQure)
In May 2015, the Company completed a collaboration and license agreement with uniQure which grants BMS an exclusive license to uniQure’s gene therapy technology platform for specific collaboration targets. The potential gene therapy products for such collaboration targets developed with uniQure’s platform may be developed for any disease, although the parties intend to focus initially on cardiovascular diseases. The collaboration includes uniQure’s proprietary gene therapy program for congestive heart failure that is intended to restore the heart’s ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. In total, the companies may collaborate on 10 targets, including S100A1. BMS will be solely responsible for global commercialization of all products from the collaboration.
In June 2015, the Company acquired 1.1 million shares of uniQure, or 4.9% of uniQure's outstanding shares immediately following such acquisition, at a purchase price of $33.84 per share. The Company will acquire additional shares before December 31, 2015, that, together with the shares acquired in June 2015, would equal 9.9% of the outstanding shares immediately following such acquisition. The Company has also been granted two warrants under which the Company may acquire up to an additional 10% equity interest. The exercise of each warrant is conditioned upon the designation by BMS of a certain number of additional collaboration targets and the payment by BMS to uniQure of related fees under the collaboration and license agreement.

Flexus
In April 2015, the Company acquired all of the outstanding shares of Flexus, a privately held biotechnology company focused on discovering and developing novel anti-cancer therapeutics. The acquisition provides BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy with potential to be used in combination with BMS's immuno-oncology portfolio. In addition, the transaction included Flexus' IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds.

Novo Nordisk A/S (Novo Nordisk)
In March 2015, the Company acquired an exclusive global license from Novo Nordisk to a discovery biologics research program focused on modulating the innate immune system as a therapy for autoimmune diseases.

Bavarian Nordic A/S (Bavarian Nordic)
In March 2015, the Company acquired an exclusive option to globally license and commercialize Prostvac*, Bavarian Nordic’s investigational Phase III prostate-specific antigen-targeting cancer immunotherapy in development for the treatment of asymptomatic or minimally symptomatic metastatic castration-resistant prostate cancer.

Rigel Pharmaceuticals, Inc. (Rigel)
In February 2015, the Company executed an agreement with Rigel for the discovery, development and global commercialization of cancer immunotherapies based on Rigel’s extensive portfolio of small molecule TGF beta receptor kinase inhibitors. The collaboration will focus on developing a new class of therapeutics aimed at increasing the immune system’s activity against various cancers either as monotherapy or in combination with immune checkpoint inhibitors, including Opdivo and Yervoy.

California Institute for Biomedical Research (Calibr)
In January 2015, the Company announced we entered into a worldwide research collaboration with Calibr to develop novel small molecule anti-fibrotic therapies, and an exclusive global license agreement that allows the Company to develop, manufacture and commercialize Calibr's preclinical compounds resulting from the collaboration.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Revenues		2015 vs. 2014		Total Revenues		2015 vs. 2014
Dollars in Millions	2015	2014	Total Change	Foreign Exchange	2015	2014	Total Change	Foreign Exchange
United States	$1,837	$1,901	(3)%	—	$3,881	$3,666	6%	—
Europe	974	908	7%	(23)%	1,756	1,856	(5)%	(19)%
Rest of the World	1,124	811	39%	(16)%	2,143	1,641	31%	(14)%
Other(a)	228	269	(15)%	N/A	424	537	(21)%	N/A
Total	$4,163	$3,889	7%	(9)%	$8,204	$7,700	7%	(7)%

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
The change in U.S. revenues in the six months ended June 30, 2015 resulted from increased demand for Eliquis and Orencia and the launch of Opdivo in December 2014 partially offset by the diabetes business divestiture in February 2014. Revenues were also impacted by the expiration of commercialization rights to Abilify* on April 20, 2015 which contributed to the decrease in the three months ended June 30, 2015. See “—Product Revenues” for further discussion.
The change in Europe revenues in the six months ended June 30, 2015 resulted from unfavorable foreign exchange and the expiration of commercialization rights to Abilify* in the EU in June 2014, partially offset by the launch of Daklinza in certain EU countries in the third quarter of 2014 and higher demand for Eliquis. Revenues were also impacted by approximately $170 million of Daklinza net product sales for amounts deferred through March 31, 2015 until final pricing was obtained in France which contributed to the increase in the three months ended June 30, 2015. In addition, revenues were negatively impacted in many European countries as healthcare payers, including government agencies, continued to reduce healthcare costs through actions that directly or indirectly impose additional price reductions.
The change in Rest of the World revenues resulted from the launch of Daklinza and Sunvepra dual regimen in Japan in the third quarter of 2014 and increased demand for key products, particularly Eliquis, partially offset by unfavorable foreign exchange (primarily in Japan).
The change in other revenues resulted from the expiration/transfer of certain licensing and royalty rights. Other revenues are expected to continue to decline through 2016. See "Item 1. Financial Statements—Note 3. Alliances" for further details.
Japan contributed 10% of total revenues during the six months ended June 30, 2015. No other single country outside the U.S. (except Japan) contributed more than 10% of total revenues during the six months ended June 30, 2015 and 2014. Our business is typically not seasonal.

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2014 Form 10-K. Our share of Abilify* and Atripla* is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were $286 million and $405 million for the three months ended June 30, 2015 and 2014 respectively, and $853 million and $764 million for the six months ended June 30, 2015 and 2014, respectively.

Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Sales Returns	Other Rebates, Discounts and Adjustments	Total
Balance at January 1, 2015	$56	$268	$232	$351	$907
Provision related to sales made in:
Current period	439	345	42	630	1,456
Prior periods	—	(15)	(45)	(12)	(72)
Returns and payments	(432)	(287)	(47)	(376)	(1,142)
Impact of foreign currency translation	—	—	(1)	(18)	(19)
Balance at June 30, 2015	$63	$311	$181	$575	$1,130

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Gross product sales	$4,380	$3,283	$8,015	$6,594
Gross-to-Net Adjustments:
Charge-backs and cash discounts	(239)	(184)	(439)	(356)
Medicaid and Medicare rebates	(184)	(129)	(330)	(255)
Sales returns	21	(20)	3	(33)
Other rebates, discounts and adjustments	(406)	(180)	(618)	(373)
Total Gross-to-Net Adjustments	(808)	(513)	(1,384)	(1,017)
Net product sales	$3,572	$2,770	$6,631	$5,577

Changes in the gross-to-net adjustments are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Charge-backs and cash discounts increased primarily due to higher Eliquis sales in 2015.

•	Medicaid and Medicare rebates increased primarily due to higher Eliquis sales in 2015 partially offset by the diabetes business divestiture in February 2014.

•
The U.S. sales return reserve for Plavix* was reduced by $38 million to $35 million at June 30, 2015 after considering several factors including actual return experience and estimated inventory levels in the distribution channels. In accordance with Company policy, this product is eligible to be returned between six months prior to and twelve months after product expiration. Adjustments to this reserve might be required in the future for revised estimates to various assumptions including actual returns.

•
Other rebates, discounts and adjustments increased primarily due to additional rebates and discounts for Daklinza of approximately$180 million upon obtaining final pricing for amounts deferred through March 31, 2015 in France.

Product Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2015	2014	% Change	% Change Attributable to Foreign Exchange	2015	2014	% Change	% Change Attributable to Foreign Exchange
Virology
Baraclude (entecavir)	$343	$369	(7)%	(8)%	$683	$775	(12)%	(7)%
U.S.	37	84	(56)%	—	83	154	(46)%	—
Non-U.S.	306	285	7%	(10)%	600	621	(3)%	(8)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	479	—	N/A	N/A	743	—	N/A	N/A
Non-U.S.	479	—	N/A	N/A	743	—	N/A	N/A

Reyataz (atazanavir sulfate) Franchise	303	362	(16)%	(5)%	597	706	(15)%	(5)%
U.S.	157	168	(7)%	—	300	344	(13)%	—
Non-U.S.	146	194	(25)%	(10)%	297	362	(18)%	(11)%

Sustiva (efavirenz) Franchise	317	361	(12)%	—	607	680	(11)%	(1)%
U.S.	258	266	(3)%	—	492	494	—	—
Non-U.S.	59	95	(38)%	(2)%	115	186	(38)%	(1)%

Oncology
Erbitux* (cetuximab)	169	186	(9)%	—	334	355	(6)%	—
U.S.	165	178	(7)%	—	322	336	(4)%	—
Non-U.S.	4	8	(50)%	(3)%	12	19	(37)%	(2)%

Opdivo (nivolumab)	122	—	N/A	N/A	162	—	N/A	N/A
U.S.	107	—	N/A	—	145	—	N/A	—
Non-U.S.	15	—	N/A	N/A	17	—	N/A	N/A

Sprycel (dasatinib)	405	368	10%	(10)%	780	710	10%	(9)%
U.S.	205	163	26%	—	386	308	25%	—
Non-U.S.	200	205	(2)%	(17)%	394	402	(2)%	(17)%

Yervoy (ipilimumab)	296	321	(8)%	(10)%	621	592	5%	(9)%
U.S.	136	173	(21)%	—	317	319	(1)%	—
Non-U.S.	160	148	8%	(20)%	304	273	11%	(20)%

Neuroscience
Abilify* (aripiprazole)	107	555	(81)%	(1)%	661	1,095	(40)%	(1)%
U.S.	67	417	(84)%	—	575	742	(23)%	—
Non-U.S.	40	138	(71)%	(3)%	86	353	(76)%	(3)%

Immunoscience
Orencia (abatacept)	461	402	15%	(7)%	861	765	13%	(6)%
U.S.	310	254	22%	—	569	483	18%	—
Non-U.S.	151	148	2%	(19)%	292	282	4%	(18)%

Cardiovascular
Eliquis (apixaban)	437	171	**	N/A	792	277	**	N/A
U.S.	243	94	**	—	443	155	**	—
Non-U.S.	194	77	**	N/A	349	122	**	N/A

Mature Products and All Other	724	794	(9)%	(7)%	1,363	1,745	(22)%	(6)%
U.S.	152	104	46%	—	249	331	(25)%	—
Non-U.S.	572	690	(17)%	(8)%	1,114	1,414	(21)%	(7)%
**    Change in excess of 100%

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues decreased in both periods following the launch of generic entecavir by Teva Pharmaceutical Industries Ltd. in September 2014.

•
International revenues increased in the three months ended June 30, 2015 primarily due to higher demand in certain countries partially offset by unfavorable foreign exchange. International revenues decreased in the six months ended June 30, 2015 due to unfavorable foreign exchange.

Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor.

•
Daklinza was launched in Germany and certain other EU countries in the third quarter of 2014. Daklinza and Sunvepra dual regimen was launched in Japan in the third quarter of 2014 and other international markets during 2015. International revenues also include $170 million of previously deferred revenue in France.

Reyataz Franchise — a protease inhibitor for the treatment of HIV, which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg).

•	U.S. revenues decreased in both periods due to lower demand resulting from increased competition.

•
International revenues decreased in both periods due to lower demand resulting from increased competition and unfavorable foreign exchange partially offset by the timing of government purchases in certain countries in the first quarter of 2015.

Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•	U.S. revenues decreased in both periods due to lower demand resulting from increased competition partially offset by higher average net selling prices.

•
International revenues decreased in both periods following Sustiva's loss of exclusivity in Europe in November 2013, which continues to negatively impact demand, average net selling prices and Atripla* revenue sharing.

Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and squamous cell carcinoma of the head and neck.

•
U.S. revenues decreased in both periods due to lower demand. BMS agreed to transfer its North America rights to Lilly in the fourth quarter of 2015. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

Opdivo — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that is being investigated as an anti-cancer treatment.

•	Opdivo was launched in the U.S. in December 2014 for the treatment of unresectable melanoma and was subsequently approved in March 2015 for the treatment of advanced squamous cell NSCLC.

•	Opdivo was launched in Japan in September 2014 and was subsequently approved in the EU in June 2015 for the treatment of unresectable melanoma.
Sprycel — an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate).

•	U.S. revenues increased in both periods due to higher demand.

•	International revenues decreased in both periods due to unfavorable foreign exchange partially offset by higher demand.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma.

•
U.S. revenues decreased in the three months ended June 30, 2015 due to lower demand resulting from the introduction of other immuno-oncology products being used to treat patients with melanoma, including Opdivo.

•	International revenues increased in both periods due to higher demand partially offset by unfavorable foreign exchange.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder.

•
U.S. revenues decreased in both periods due to the expiration of our commercialization rights on April 20, 2015. As a result, we no longer record Abilify* revenues. BMS's share of Abilify* revenue was 50% in 2015 and 33% in 2014.

•	International revenues decreased in both periods following the expiration of our EU commercialization rights in June 2014 and Otsuka becoming the principal for the end customer sales in most markets.

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

•	U.S. and international revenues increased in both periods due to higher demand.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the Diabetes Alliance products, over-the-counter brands and royalty revenue.

•
U.S. revenues increased in the three months ended June 30, 2015 due to a $38 million reduction in the sales return reserve for Plavix*. U.S. revenues decreased in the six months ended June 30, 2015 due to the diabetes business divestiture in February 2014.

•
International revenues decreased in both periods due to the expiration/transfer of certain licensing and royalty rights, continued generic erosion of other products and the diabetes business divestiture in February 2014.

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

Dafalgan, an analgesic product sold principally in Europe, had 1.3 months of inventory on hand internationally at direct customers compared to 1.1 months of inventory on hand at December 31, 2014. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Paraplatin had 1.1 months of inventory on hand internationally at direct customers compared to 0.7 months of inventory on hand at December 31, 2014. The level of inventory on hand was primarily due to a build-up of inventory following a stock-out in the first quarter of 2015.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2015 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2015	2014	% Change	2015	2014	% Change
Cost of products sold	$1,013	$991	2%	$1,860	$1,959	(5)%
Marketing, selling and administrative	968	951	2%	1,862	1,908	(2)%
Advertising and product promotion	167	187	(11)%	302	350	(14)%
Research and development	1,856	1,416	31%	2,872	2,362	22%
Other (income)/expense	107	(104)	**	(192)	(312)	(38)%
Total Expenses	$4,111	$3,441	19%	$6,704	$6,267	7%
**    Change in excess of 100%

Cost of products sold increased in the three months ended June 30, 2015 primarily due to higher Eliquis profit sharing ($130 million) partially offset by favorable foreign exchange. Cost of products sold decreased in the six months ended June 30, 2015 primarily due to favorable foreign exchange, the diabetes business divestiture in February 2014 ($82 million) and a reduction of previously accrued royalties in the first quarter of 2015 ($61 million) partially offset by higher Eliquis profit sharing ($250 million).

Marketing, selling and administrative expenses increased in the three months ended June 30, 2015 primarily due to additional sales-related activities supporting Eliquis, Opdivo and the Hepatitis C Franchise partially offset by favorable foreign exchange. Marketing, selling and administrative expenses decreased in the six months ended June 30, 2015 periods primarily due to the diabetes business divestiture and favorable foreign exchange partially offset by additional sales-related activities.

Advertising and product promotion expenses decreased in both periods primarily due to favorable foreign exchange.

Research and development expense increased in both periods due to higher charges resulting from asset acquisitions and upfront payments for new alliance and licensing agreements partially offset by lower in-process research and development (IPRD) impairment charges and favorable foreign exchange. Charges related to asset acquisitions included $800 million for Flexus in the second quarter of 2015 and $148 million for iPierian in the second quarter of 2014. An IPRD impairment charge of $310 million for peginterferon lambda was incurred in the second quarter of 2014 (previously in Phase III development for the treatment of HCV). Refer to "—Business Development" for further discussion of the significant arrangements entered into in 2015.

Other (income)/expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Interest expense	$49	$46	$100	$100
Investment income	(26)	(28)	(56)	(51)
Provision for restructuring	28	16	40	37
Litigation charges/(recoveries)	4	(20)	16	9
Equity in net income of affiliates	(22)	(33)	(48)	(69)
Out-licensed intangible asset impairment	—	—	13	—
Gain on sale of product lines, businesses and assets	(8)	7	(162)	(252)
Other alliance and licensing income	(124)	(144)	(285)	(252)
Pension curtailments, settlements and special termination benefits	36	45	63	109
Loss on debt redemption	180	—	180	45
Other	(10)	7	(53)	12
Other (income)/expense	$107	$(104)	$(192)	$(312)

•
Gain on sale of product lines, businesses and assets resulted from the sale of certain mature and other over-the-counter product businesses in 2015 and the diabetes business in 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

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

•
The loss on debt redemption in the second quarter of 2015 resulted from the early redemption of euro notes and a tender offer for certain other debt securities. See “Item 1. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements” for further details.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Earnings Before Income Taxes	$52	$448	$1,500	$1,433
Provision for Income Taxes	162	114	411	163
Effective tax rate	311.5%	25.4%	27.4%	11.4%

The tax impact attributed to divestiture transactions, research and development charges and other specified items increased the effective income tax rate by 5.5% and reduced the effective tax rate by 10.7% in the six months ended June 30, 2015 and 2014, respectively. The tax impact for these transactions are reflected immediately and not considered in estimating the annual effective tax rates. As a result, certain transactions such as the acquisition of Flexus in the second quarter of 2015 which resulted in a $800 million R&D charge with no tax benefit can have a significant impact on the effective tax rates in any period, particularly the quarter in which the transaction occurs. The applicable R&D tax credit legislation was not extended as of June 30 in the current or prior period, therefore these tax credits were not considered in estimating the annual effective tax rates in both periods.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2015	2014	2015	2014
Cost of products sold(a)	$25	$39	$59	$84

Marketing, selling and administrative(b)	3	3	4	6

Upfront, milestone and other payments	869	148	1,031	163
IPRD impairments	—	310	—	343
Accelerated depreciation and other shutdown costs	2	—	2	—
Research and development	871	458	1,033	506

Provision for restructuring	28	16	40	37
Gain on sale of product lines, businesses and assets	(8)	12	(160)	(247)
Pension curtailments, settlements and special termination benefits	36	45	63	109
Acquisition and alliance related items	—	17	(36)	33
Litigation charges/(recoveries)	1	(23)	15	2
Out-licensed intangible asset impairment	—	—	13	—
Loss on debt redemption	180	—	180	45
Other (income)/expense	237	67	115	(21)

Increase to pretax income	1,136	567	1,211	575
Income taxes on items above	(116)	(102)	(184)	(281)
Increase to net earnings	$1,020	$465	$1,027	$294

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

(b)	Specified items in marketing, selling and administrative are process standardization implementation costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2015	2014	2015	2014
Net Earnings/(Loss) Attributable to BMS used for Diluted EPS Calculation – GAAP	$(130)	$333	$1,056	$1,270
Specified Items	1,020	465	1,027	294
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$890	$798	$2,083	$1,564

Average Common Shares Outstanding – Diluted – GAAP	1,667	1,669	1,677	1,668
Contingently convertible debt common stock equivalents	—	—	—	—
Incremental shares attributable to share-based compensation plans	10	—	—	—
Average Common Shares Outstanding – Diluted – Non-GAAP	1,677	1,669	1,677	1,668

Diluted Earnings/(Loss) Per Share – GAAP	$(0.08)	$0.20	$0.63	$0.76
Diluted EPS Attributable to Specified Items	0.61	0.28	0.61	0.18
Diluted Earnings Per Share – Non-GAAP	$0.53	$0.48	$1.24	$0.94

Common stock equivalents were included in the calculation of GAAP EPS for all periods presented above except for the three months ended June 30, 2015 because they were anti-dilutive due to the loss.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	June 30, 2015	December 31, 2014
Cash and cash equivalents	$4,199	$5,571
Marketable securities – current	1,277	1,864
Marketable securities – non-current	4,632	4,408
Cash, cash equivalents and marketable securities	10,108	11,843
Short-term borrowings	(755)	(590)
Long-term debt	(6,615)	(7,242)
Net cash position	$2,738	$4,011

Cash, cash equivalents and marketable securities held in the U.S. were approximately $1.9 billion at June 30, 2015. Most of the remaining $8.2 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital. We may also issue commercial paper to meet short-term U.S. liquidity requirements.
Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently. This includes potential opportunities to repurchase certain debt securities, terminate certain interest rate swap contracts prior to their maturity and access the capital markets, subject to market conditions. For example, we issued senior unsecured notes in a registered public offering generating proceeds of $1.3 billion and redeemed/repurchased certain notes for nearly $2.0 billion during the second quarter of 2015. See “Item 1. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements” for further details.
Dividend payments were $1.2 billion in 2015 and 2014. Dividends declared per common share were $0.74 in 2015 and $0.72 in 2014. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $500 million during each of the past three years and are expected to increase to approximately $1.0 billion during 2015 and 2016. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are planning to construct a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

Our investment portfolio includes non-current marketable securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. See “Item 1. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements” for further details.

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to October 2019 and July 2020. Each facility is extendable annually by one year on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at June 30, 2015 and December 31, 2014.

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

Our exposure with certain European government-backed entities have a higher risk of default. These government-backed entities are monitored through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure has been reduced by factoring certain receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was approximately $150 million at June 30, 2015, of which approximately 80% was from government-backed entities. Sales of trade receivables in Italy were $188 million in 2015. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

We are exposed to the economic conditions and potential exit of Greece from the euro currency as well as additional devaluation of the Venezuelan Bolivar. However, our revenues and assets in these countries are not material.

Credit Ratings

BMS's long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, and the long-term credit outlook was revised from negative to stable in April 2015. BMS's long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively, with a stable long-term credit outlook. BMS's long-term and short-term credit ratings assigned by Fitch are A- and F2, respectively, with a stable long-term credit outlook. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.
Cash Flows
The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2015	2014
Cash flow provided by/(used in):
Operating activities	$697	$1,673
Investing activities	(526)	701
Financing activities	(1,565)	(1,678)

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

The $976 million decrease in cash provided by operating activities compared to 2014 was primarily attributable to:

•	Timing of payments with alliance partners (approximately $500 million), particularly for Abilify* active product ingredient supply and Medicaid rebates which will continue throughout 2015;

•	Timing of customer collections resulting primarily from extended payment terms for certain new products and less factoring (approximately $400 million); and

•	Proceeds from the diabetes business divestiture allocated to the supply and R&D arrangements in 2014 (approximately $300 million).
Partially offset by:

•	Changes in inventory levels, particularly those related to Abilify* (approximately $300 million).
Investing Activities

Cash requirements from investing activities include cash used for business acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures and the sale and maturity of marketable securities.

The $1.2 billion decrease in cash provided by investing activities compared to 2014 was primarily attributable to:

•	Lower proceeds resulting from the diabetes and other business divestitures of approximately $2.9 billion ($300 million in 2015 and $3.2 billion in 2014); and

•	Cash used to acquire Flexus ($800 million) in 2015.
Partially offset by:

•	Higher net proceeds from sales, purchases and maturities of marketable securities of approximately $2.4 billion; and

•	Cash used to acquire iPierian ($175 million) in 2014.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.
The $113 million decrease in cash used in financing activities compared to 2014 was primarily attributable to:

•	Higher short-term borrowings of $162 million in 2015, consisting primarily of changes in bank overdrafts.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2015	33,737	$59.51	—	$1,368
February 1 to 28, 2015	9,178	$60.50	—	$1,368
March 1 to 31, 2015	1,825,224	$63.41	—	$1,368
Three months ended March 31, 2015	1,868,139		—
April 1 to 30, 2015	19,294	$63.42	—	$1,368
May 1 to 31, 2015	14,672	$64.93	—	$1,368
June 1 to 30, 2015	10,387	$66.17	—	$1,368
Three months ended June 30, 2015	44,353		—
Six months ended June 30, 2015	1,912,492		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

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
10a.
Extension notice dated June 1, 2015 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10b.
Extension notice dated June 1, 2015 for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL):
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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 23, 2015	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	July 23, 2015	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer