Form 10-Q
period 2015-09-30
BRISTOL MYERS SQUIBB CO
filed 2015-10-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At September 30, 2015, there were 1,668,286,317 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	41

Item 4.
Controls and Procedures	41

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	41

Item 1A.
Risk Factors	41

Item 2.
Issuer Purchases of Equity Securities	42

Item 6.
Exhibits	43

Signatures	44

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars and Shares in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2015	2014	2015	2014
Net product sales	$3,552	$2,843	$10,183	$8,420
Alliance and other revenues	517	1,078	2,090	3,201
Total Revenues	$4,069	$3,921	$12,273	$11,621

Cost of products sold	1,097	1,007	2,957	2,966
Marketing, selling and administrative	983	1,029	2,845	2,937
Advertising and product promotion	193	171	495	521
Research and development	1,132	983	4,004	3,345
Other (income)/expense	(323)	(277)	(515)	(589)
Total Expenses	3,082	2,913	9,786	9,180

Earnings Before Income Taxes	987	1,008	2,487	2,441
Provision for Income Taxes	257	276	668	439
Net Earnings	730	732	1,819	2,002
Net Earnings Attributable to Noncontrolling Interest	24	11	57	11
Net Earnings Attributable to BMS	$706	$721	$1,762	$1,991

Earnings per Common Share
Basic	$0.42	$0.43	$1.06	$1.20
Diluted	$0.42	$0.43	$1.05	$1.19

Cash dividends declared per common share	$0.37	$0.36	$1.11	$1.08

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2015	2014	2015	2014
Net Earnings	$730	$732	$1,819	$2,002
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(46)	57	(49)	49
Pension and postretirement benefits	(131)	(407)	131	(508)
Available-for-sale securities	(16)	(22)	(22)	(7)
Foreign currency translation	(29)	(8)	(30)	2
Other Comprehensive Income/(Loss)	(222)	(380)	30	(464)

Comprehensive Income	508	352	1,849	1,538
Comprehensive Income Attributable to Noncontrolling Interest	24	11	57	11
Comprehensive Income Attributable to BMS	$484	$341	$1,792	$1,527
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	September 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$3,975	$5,571
Marketable securities	1,438	1,864
Receivables	3,908	3,390
Inventories	1,130	1,560
Deferred income taxes	1,731	1,644
Prepaid expenses and other	529	470
Assets held-for-sale	215	109
Total Current Assets	12,926	14,608
Property, plant and equipment	4,249	4,417
Goodwill	6,952	7,027
Other intangible assets	1,544	1,753
Deferred income taxes	719	915
Marketable securities	4,627	4,408
Other assets	762	621
Total Assets	$31,779	$33,749

LIABILITIES

Current Liabilities:
Short-term borrowings	$642	$590
Accounts payable	1,249	2,487
Accrued expenses	2,330	2,459
Deferred income	963	1,167
Accrued rebates and returns	1,159	851
Income taxes payable	179	262
Dividends payable	636	645
Total Current Liabilities	7,158	8,461
Pension, postretirement and postemployment liabilities	902	1,115
Deferred income	630	770
Income taxes payable	716	560
Other liabilities	468	618
Long-term debt	6,632	7,242
Total Liabilities	16,506	18,766

Commitments and contingencies (Note 19)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued
and outstanding 4,178 in 2015 and 4,212 in 2014, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2015
and 2014	221	221
Capital in excess of par value of stock	1,413	1,507
Accumulated other comprehensive loss	(2,395)	(2,425)
Retained earnings	32,446	32,541
Less cost of treasury stock – 540 million common shares in 2015 and 547 million in 2014	(16,606)	(16,992)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,079	14,852
Noncontrolling interest	194	131
Total Equity	15,273	14,983
Total Liabilities and Equity	$31,779	$33,749
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net earnings	$1,819	$2,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(57)	(11)
Depreciation and amortization, net	300	364
Deferred income taxes	51	(57)
Stock-based compensation	176	147
Impairment charges	24	386
Pension settlements and amortization	178	206
Other adjustments	306	(562)
Changes in operating assets and liabilities:
Receivables	(586)	26
Inventories	231	(162)
Accounts payable	(1,218)	63
Deferred income	153	404
Income taxes payable	77	82
Other changes	(233)	(312)
Net Cash Provided by Operating Activities	1,221	2,576
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,449	2,771
Purchases of marketable securities	(2,283)	(4,811)
Additions to property, plant and equipment and capitalized software	(535)	(335)
Divestitures and other proceeds	673	3,453
Acquisitions and other payments	(892)	(213)
Net Cash Provided by/(Used in) Investing Activities	(588)	865
Cash Flows From Financing Activities:
Short-term borrowings, net	54	45
Issuance of long-term debt	1,268	—
Repayments of long-term debt	(1,957)	(676)
Interest rate swap contract terminations	(2)	(4)
Issuances of common stock	231	229
Dividends	(1,859)	(1,800)
Net Cash Used in Financing Activities	(2,265)	(2,206)
Effect of Exchange Rates on Cash and Cash Equivalents	36	30
Increase/(Decrease) in Cash and Cash Equivalents	(1,596)	1,265
Cash and Cash Equivalents at Beginning of Period	5,571	3,586
Cash and Cash Equivalents at End of Period	$3,975	$4,851
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q. These consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position at September 30, 2015 and December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K (2014 Form 10-K).

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

In April 2015, the Financial Accounting Standards Board (FASB) issued amended guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be presented as a reduction to the carrying value of debt in the balance sheet, consistent with debt discounts. The guidance becomes effective on January 1, 2016, with early adoption permitted on a retrospective basis. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

In April 2014, the FASB issued amended guidance on the use and presentation of discontinued operations in an entity's consolidated financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance became effective on January 1, 2015.

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
Product revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Virology
Baraclude (entecavir)	$320	$325	$1,003	$1,100
Hepatitis C Franchise(a)	402	49	1,145	49
Reyataz (atazanavir sulfate) Franchise	270	338	867	1,044
Sustiva (efavirenz) Franchise(b)	333	357	940	1,037
Oncology
Erbitux* (cetuximab)	167	187	501	542
Opdivo (nivolumab)	305	1	467	1
Sprycel (dasatinib)	411	385	1,191	1,095
Yervoy (ipilimumab)	240	350	861	942
Neuroscience
Abilify* (aripiprazole)(c)	46	449	707	1,544
Immunoscience
Orencia (abatacept)	484	444	1,345	1,209
Cardiovascular
Eliquis (apixaban)	466	216	1,258	493
Mature Products and All Other(d)	625	820	1,988	2,565
Total Revenues	$4,069	$3,921	$12,273	$11,621

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information is included at the end of this quarterly report on Form 10-Q.
(a)
Includes Daklinza (daclatasvir) revenues of $330 million and $38 million for the three months ended September 30, 2015 and 2014, respectively, and $892 million and $38 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, includes Sunvepra (asunaprevir) revenues of $72 million and $11 million for the three months ended September 30, 2015 and 2014, respectively, and $253 million and $11 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Includes alliance and other revenue of $296 million and $309 million for the three months ended September 30, 2015 and 2014, respectively, and $823 million and $894 million for the nine months ended September 30, 2015 and 2014, respectively.

(c)
Includes alliance and other revenue of $19 million and $410 million for the three months ended September 30, 2015 and 2014, respectively, and $597 million and $1,350 million for the nine months ended September 30, 2015 and 2014, respectively. BMS's U.S. commercialization rights to Abilify* expired on April 20, 2015.

(d)
Includes Diabetes Alliance revenues of $53 million and $42 million for the three months ended September 30, 2015 and 2014, respectively, and $171 million and $248 million for the nine months ended September 30, 2015 and 2014, respectively. See "—Note 3. Alliances" for further information on the diabetes business divestiture.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Several key products such as Abilify*, Orencia, Sprycel, Sustiva (Atripla*), Eliquis, Erbitux* and Opdivo, as well as products comprising the diabetes alliance discussed in the 2014 Form 10-K and certain mature and other brands are included in alliance arrangements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Revenues from alliances:
Net product sales	$981	$816	$3,203	$2,493
Alliance and other revenues	496	958	2,003	2,909
Total Revenues	$1,477	$1,774	$5,206	$5,402

Payments to/(from) alliance partners:
Cost of products sold	$445	$338	$1,257	$1,016
Marketing, selling and administrative	(14)	31	(15)	34
Advertising and product promotion	18	6	41	73
Research and development	89	33	277	13
Other (income)/expense	(173)	(411)	(622)	(964)

Noncontrolling interest, pre-tax	17	7	45	18

Selected Alliance Balance Sheet information:
Dollars in Millions	September 30, 2015	December 31, 2014
Receivables - from alliance partners	$838	$888
Accounts payable - to alliance partners	446	1,479
Deferred income from alliances	1,495	1,493

BMS entered into certain licensing and alliance agreements in 2015 (including options to license or acquire the related assets) which individually did not materially impact the consolidated financial statements. Upfront payments for these new agreements charged to research and development expenses were $266 million during the nine months ended September 30, 2015 (including $86 million in the third quarter of 2015). The prior period amounts disclosed in research and development expenses for upfront payments to alliance partners were revised to include similar type of payments.

Specific information pertaining to each of our significant alliances is discussed in our 2014 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. Significant developments and updates related to alliances during the nine months ended September 30, 2015 are set forth below.

AstraZeneca

In February 2014, BMS and AstraZeneca terminated their alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza*/Kombiglyze* and Farxiga*/Xigduo* (including BMS's interest in the out-licensing agreement for Onglyza* in Japan); and the purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in the third quarter of 2015. Amylin's portfolio of products included Bydureon*, Byetta*, Symlin* and Myalept*. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca. The sale of the business has been completed in all jurisdictions.

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business that was part of the alliance (transferred during the third quarter of 2014), the Mount Vernon, Indiana manufacturing facility (transferred during the third quarter of 2015) and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations. Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

BMS received proceeds of $179 million in the third quarter of 2015 for the transfer of the Mount Vernon, Indiana manufacturing facility and related inventories resulting in a gain of $79 million for the amounts allocated to the delivered elements. In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales (Bydureon*, Byetta*, Symlin* and Myalept*) in the U.S. to CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company (CPPIB). The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS will receive an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018, which will be included in other income when earned.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Revenues from AstraZeneca alliances:
Net product sales	$—	$2	$10	$163
Alliance and other revenues	53	40	161	85
Total Revenues	$53	$42	$171	$248

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	$—	$1	$—	$78

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost of products sold	—	—	—	(9)
Marketing, selling and administrative	—	—	—	(7)
Advertising and product promotion	—	—	—	(4)
Research and development	—	(1)	—	(10)

Other (income)/expense:
Amortization of deferred income	(31)	(23)	(80)	(57)
Provision for restructuring	—	—	—	(2)
Royalties	(28)	(46)	(190)	(184)
Transitional services	(3)	(18)	(8)	(83)
Gain on sale of business	(79)	(292)	(83)	(539)

Selected Alliance Cash Flow information:
Deferred income	23	19	32	308
Divestitures and other proceeds	251	208	349	3,415

Selected Alliance Balance Sheet information:
Dollars in Millions	September 30, 2015	December 31, 2014
Deferred income attributed to:
Assets not yet transferred to AstraZeneca	$—	$176
Services not yet performed for AstraZeneca	170	226
Otsuka

As described in the 2014 Form 10-K, BMS receives a share of U.S. net sales of Abilify* based on a tiered structure and recognizes revenues based on the expected annual contractual share using a forecast of net sales for the year (50% in 2015 and 33% in 2014). BMS's U.S. commercialization rights to Abilify* expired on April 20, 2015. In February 2015, BMS terminated the co-promotion agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) in Japan only with respect to Sprycel. The termination is not expected to have a material impact on future results.

Lilly

BMS had an Epidermal Growth Factor Receptor (EGFR) commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s subsidiary ImClone for the co-development and promotion of Erbitux* in the U.S., Canada and Japan. Under the EGFR agreement, both parties actively participated in a joint executive committee and various other operating committees and shared responsibilities for research and development using resources in their own infrastructures. With respect to Erbitux*, Lilly manufactured bulk requirements for cetuximab in its own facilities and filling and finishing was performed by a third party for which BMS had oversight responsibility. BMS had exclusive distribution rights in North America and was responsible for promotional efforts in North America although Lilly had the right to co-promote in the U.S. at their own expense. BMS was the principal in third-party customer sales in North America and paid Lilly a distribution fee for 39% of Erbitux* net sales in North America plus a share of certain royalties paid by Lilly. BMS’s rights and obligations with respect to the commercialization of Erbitux* in North America would have expired in September 2018.

In October 2015, BMS transferred its rights to Erbitux* in North America to Lilly in exchange for future royalties as described below. The transferred rights include, but are not limited to, full commercialization and manufacturing responsibilities. The transaction will be accounted for as a business divestiture in the fourth quarter and result in a non-cash charge of approximately $170 million for intangible assets directly related to the business and an allocation of goodwill.

BMS will receive royalties through September 2018, which will be included in other income when earned. The royalty rates applicable to North America are 38% on Erbitux* net sales up to $165 million in 2015, $650 million in 2016, $650 million in 2017 and $480 million in 2018, plus 20% on net sales in excess of those amounts in each of the respective years.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pre-tax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. BMS transferred its co-commercialization rights in Japan to Merck KGaA in the second quarter of 2015 in exchange for future royalties through 2032 which is included in other income when earned.

Pfizer

As described in the 2014 Form 10-K, BMS has an alliance with Pfizer, Inc. (Pfizer) to co-develop and co-promote Eliquis in most countries on a worldwide basis. BMS transferred full commercialization rights to Pfizer in certain smaller markets effective in the third quarter of 2015 in order to simplify operations. BMS will supply the product to Pfizer at cost plus a percentage of the net sales to end-customers in these markets. This change in the alliance arrangement is not expected to impact our pre-tax income. BMS retained co-promotional rights in the U.S., significant markets in Europe, as well as Canada, Australia, China, Japan and South Korea.

The Medicines Company

As described in the 2014 Form 10-K, BMS had an alliance with The Medicines Company for Recothrom on a global basis. The Medicines Company exercised its option to acquire the business for $132 million, resulting in a gain of $59 million (including $35 million fair value of the option) in February 2015.

Valeant

As described in the 2014 Form 10-K, BMS had an alliance with Valeant Pharmaceuticals International, Inc. (Valeant) for certain mature brands in Europe. Valeant exercised its option to acquire the business for $61 million, resulting in a gain of $88 million (including $34 million fair value of the option) in January 2015.

Reckitt

As described in the 2014 Form 10-K, BMS has an alliance with Reckitt Benckiser Group plc (Reckitt) covering certain BMS over-the-counter products sold primarily in Mexico and Brazil. In July 2015, Reckitt notified BMS that it was exercising its option to acquire all remaining rights in such products for those markets, the related inventory and BMS's manufacturing facility located in Mexico at a price determined primarily based upon a multiple of sales from May 2014 through May 2016. The closing is expected to occur in May 2016 subject to obtaining customary regulatory approvals. During 2015, a $123 million credit was included in other income (including $87 million in the third quarter of 2015) to decrease the fair value of the option due to the strengthening of the U.S dollar against local currencies. The anticipated proceeds are expected to approximate the fair value of the assets to be transferred.

Promedior

In September 2015, BMS purchased a warrant that gives BMS the exclusive right to acquire Promedior, Inc. (Promedior), a biotechnology company whose lead asset, PRM-151, is being developed for the treatment of idiopathic pulmonary fibrosis (IPF) and myelofibrosis (MF). The warrant is exercisable upon completion of the IPF or MF Phase II clinical studies being conducted by Promedior, which is expected to occur in 2017. The upfront payment allocated to the warrant was $84 million and included in research and development expenses in the third quarter of 2015. The remaining $66 million of the $150 million upfront payment was allocated to Promedior’s obligation to complete the Phase II studies which will be amortized over the expected period of the Phase II studies. The allocation was determined using level 3 inputs. Following BMS's review of the Phase II clinical study results, if BMS elects to exercise the warrant it will be obligated to pay an additional $300 million (if based on the IPF study results) or $250 million (if based on the MF study results), plus additional aggregate consideration of up to $800 million for contingent development and regulatory approval milestone payments in the U.S. and Europe.

Note 4. ACQUISITIONS AND OTHER DIVESTITURES

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

In addition to transactions discussed in "—Note 3. Alliances", BMS divested the Ixempra* business and several other businesses or product lines in 2015. These transactions generated net proceeds of $121 million resulting in pre-tax gains of $136 million (including a $40 million deferred gain from 2014). Additional contingent proceeds will be recognized in earnings when received. Revenues and pre-tax earnings related to these businesses were not material.

Note 5. ASSETS HELD-FOR-SALE

Assets held-for-sale were related to the Erbitux* business in North America comprising an alliance with Lilly and the business comprising an alliance with Reckitt at September 30, 2015 and to the businesses comprising alliances with The Medicines Company and Valeant at December 31, 2014. The allocation of goodwill was based on the relative fair value of the applicable businesses to the Company's reporting unit.

The following table provides the assets classified as held-for-sale:

Dollars in Millions	September 30, 2015	December 31, 2014
Assets
Inventories	$20	$38
Property, plant and equipment	14	—
Goodwill	66	19
Other intangible assets	126	52
Accrued rebates and returns	(11)	—
Assets held-for-sale	$215	$109

Note 6. OTHER (INCOME)/EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Interest expense	$41	$50	$141	$150
Investment income	(18)	(20)	(74)	(71)
Provision for restructuring	10	35	50	72
Litigation charges/(recoveries)	(2)	10	14	19
Equity in net income of affiliates	(19)	(12)	(67)	(81)
Out-licensed intangible asset impairment	—	18	13	18
Gain on sale of product lines, businesses and assets	(208)	(315)	(370)	(567)
Other alliance and licensing income	(187)	(102)	(472)	(354)
Pension curtailments, settlements and special termination benefits	48	28	111	137
Loss on debt redemption	—	—	180	45
Other	12	31	(41)	43
Other (income)/expense	$(323)	$(277)	$(515)	$(589)

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Employee termination benefits	$9	$34	$45	$68
Other exit costs	1	1	5	4
Provision for restructuring	$10	$35	$50	$72

Restructuring charges included termination benefits for workforce reductions of manufacturing, selling, administrative, and research and development personnel across all geographic regions of approximately 60 and 360 for the three months ended September 30, 2015 and 2014, respectively, and approximately 685 and 760 for the nine months ended September 30, 2015 and 2014, respectively. Employee termination costs in the aggregate of approximately $100 million are expected to be incurred in 2015 primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. Subject to local regulations, costs will not be recognized until completion of discussions with works councils.

The following table represents the activity of employee termination and other exit cost liabilities:

Dollars in Millions	2015	2014
Liability at January 1	$156	$102
Charges	55	79
Changes in estimates	(5)	(7)
Provision for restructuring	50	72
Foreign currency translation	(11)	(1)
Payments	(100)	(73)
Liability at September 30	$95	$100

Note 8. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Earnings Before Income Taxes	$987	$1,008	$2,487	$2,441
Provision for Income Taxes	257	276	668	439
Effective tax rate	26.0%	27.4%	26.9%	18.0%

The effective tax rate is typically lower than the U.S. statutory rate of 35% primarily because of undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. These undistributed earnings primarily relate to operations in Switzerland, Ireland and Puerto Rico. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

The effective tax rates were also impacted by discrete items, particularly research and development charges resulting from acquisitions not deductible for tax purposes including $800 million for Flexus in the second quarter of 2015 and $148 million for iPierian in the second quarter of 2014. Other discrete items include the tax impact resulting from several business divestitures in both periods, including the diabetes business in 2014.

BMS is currently being audited by a number of tax authorities and significant disputes may arise related to issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2015 could decrease in the range of approximately $280 million to $340 million in the next twelve months as a result of the settlement of certain tax audits and other events resulting in the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 9. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2015	2014	2015	2014
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$706	$721	$1,762	$1,991

Weighted-average common shares outstanding – basic	1,668	1,658	1,666	1,656
Contingently convertible debt common stock equivalents	—	1	—	1
Incremental shares attributable to share-based compensation plans	10	11	11	11
Weighted-average common shares outstanding – diluted	1,678	1,670	1,677	1,668

Earnings per Common Share:
Basic	$0.42	$0.43	$1.06	$1.20
Diluted	$0.42	$0.43	$1.05	$1.19

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2015				December 31, 2014
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$3,435	$—	$3,435	$—	$5,051	$—	$5,051
Marketable securities:
Certificates of deposit	—	263	—	263	—	896	—	896
Commercial paper	—	100	—	100	—	—	—	—
Corporate debt securities	—	5,591	—	5,591	—	5,259	—	5,259
Equity funds	—	88	—	88	—	94	—	94
Fixed income funds	—	11	—	11	—	11	—	11
Auction Rate Securities (ARS)	—	—	12	12	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	46	—	46	—	46	—	46
Forward starting interest rate swap contracts	—	11	—	11	—	—	—	—
Foreign currency forward contracts	—	59	—	59	—	118	—	118
Equity investments	68	—	—	68	36	—	—	36
Derivative liabilities:
Interest rate swap contracts	—	—	—	—	—	(3)	—	(3)
Forward starting interest rate swap contracts	—	(9)	—	(9)	—	—	—	—
Foreign currency forward contracts	—	(9)	—	(9)	—	—	—	—
Written option liabilities	—	—	—	—	—	—	(198)	(198)
Contingent consideration liability	—	—	(8)	(8)	—	—	(8)	(8)

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

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	2015			2014
Dollars in Millions	ARS	Written option liabilities	Contingent consideration liability	ARS	Written option liabilities	Contingent consideration liability
Fair value at January 1	$12	$(198)	$(8)	$12	$(162)	$(8)
Settlements and other	—	75	—	—	—	—
Changes in fair value	—	123	—	—	(36)	—
Fair value at September 30	$12	$—	$(8)	$12	$(198)	$(8)

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

September 30, 2015
Certificates of deposit	$263	$—	$—	$263
Commercial paper	100	—	—	100
Corporate debt securities	5,570	32	(11)	5,591
ARS	9	3	—	12
Equity investments	75	7	(14)	68
Total	$6,017	$42	$(25)	$6,034

December 31, 2014
Certificates of deposit	$896	$—	$—	$896
Corporate debt securities	5,237	30	(8)	5,259
ARS	9	3	—	12
Equity investments	14	22	—	36
Total	$6,156	$55	$(8)	$6,203

Available-for-sale securities included in current marketable securities were $1,339 million as of September 30, 2015 and $1,759 million as of December 31, 2014. As of September 30, 2015, all non-current available-for-sale securities mature within five years, except for ARS. Equity investments of $68 million are included in other assets as of September 30, 2015.

Fair Value Option for Financial Assets

Investments in equity and fixed income funds offsetting changes in fair value of certain employee retirement benefits were included in current marketable securities. Investment income resulting from the change in fair value for the investments in equity and fixed income funds was not significant.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		September 30, 2015		December 31, 2014
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,750	$46	$847	$46
Interest rate swap contracts	Other liabilities	—	—	1,050	(3)
Forward starting interest rate swap contracts	Other assets	500	11	—	—
Forward starting interest rate swap contracts	Other liabilities	250	(9)	—	—
Foreign currency forward contracts	Prepaid expenses and other	766	47	1,323	106
Foreign currency forward contracts	Other assets	60	12	100	12
Foreign currency forward contracts	Accrued expenses	770	(9)	—	—

Cash Flow Hedges — Foreign currency forward contracts are used to hedge forecasted intercompany inventory purchase transactions, primarily in non-U.S. markets, as well as hedge other foreign currency transactions. The effective portion of changes in fair value for contracts designated as cash flow hedges are temporarily reported in accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to net earnings (primarily included in cost of products sold) within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($478 million) and the Japanese yen ($734 million) at September 30, 2015. The fair value of a foreign currency forward contract attributed to the Japanese yen (notional amount of $445 million) not designated as a cash flow hedge was $2 million and was included in accrued expenses at September 30, 2015.

In 2015, BMS entered into $750 million of forward starting interest rate contracts maturing in March 2017 to hedge the variability of probable forecasted interest expense. The contracts are designated as cash flow hedges with the effective portion of fair value changes included in other comprehensive income.

The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during the nine months ended September 30, 2015 and 2014. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Any ineffective portion of the change in fair value is included in current period earnings.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,064 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and included in long-term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is included in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

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

Long-term debt includes:

Dollars in Millions	September 30, 2015	December 31, 2014
Principal Value	$6,367	$6,804
Adjustments to Principal Value:
Fair value of interest rate swap contracts	46	43
Unamortized basis adjustment from interest rate swap contract terminations	277	454
Unamortized bond discounts	(58)	(59)
Total	$6,632	$7,242

The fair value of debt was $6,935 million at September 30, 2015 and $8,045 million at December 31, 2014 and was valued using Level 2 inputs. Interest payments were $158 million and $131 million for the nine months ended September 30, 2015 and 2014, respectively, net of amounts related to interest rate swap contracts.

In May 2015, BMS issued senior unsecured notes in a registered public offering. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time at a predetermined redemption price. BMS also terminated forward starting interest rate swap contracts entered into during 2015, resulting in an unrealized loss in OCI. The following table summarizes the note issuances:

Amounts in Millions	Euro	U.S. dollars
Principal Value:
1.000% Euro Notes due 2025	€575	$643
1.750% Euro Notes due 2035	575	643
Total	€1,150	$1,286

Proceeds net of discount and deferred loan issuance costs	€1,133	$1,268

Forward starting interest rate swap contracts terminated:
Notional amount	€500	$559
Unrealized loss	(16)	(18)

During the second quarter of 2015, the Company repurchased $500 million of long-term debt through a cash tender offer and redeemed €1.0 billion ($1.1 billion) of long-term debt following the issuance of new senior unsecured notes. In connection with the debt redemption activities, certain interest rate swap contracts were entered into and terminated during the second quarter of 2015. Debt redemption activity was as follows:

	Nine Months Ended September 30,
Dollars in Millions	2015	2014
Principal amount	$1,624	$582
Carrying value	1,795	633
Debt redemption price	1,957	676
Notional amount of interest rate swap contracts terminated	735	500
Interest rate swap contract termination payments	11	4
Loss on debt redemption(a)	180	45

(a)	Including acceleration of debt issuance costs, loss on interest rate lock contract and other related fees.

Note 11. RECEIVABLES

Dollars in Millions	September 30, 2015	December 31, 2014
Trade receivables	$2,844	$2,193
Less allowances	(130)	(93)
Net trade receivables	2,714	2,100
Alliance receivables	838	888
Prepaid and refundable income taxes	175	178
Other	181	224
Receivables	$3,908	$3,390

Non-U.S. receivables sold on a nonrecourse basis were $327 million and $684 million for the nine months ended September 30, 2015 and 2014, respectively. Receivables from three pharmaceutical wholesalers in the U.S. aggregated 45% and 36% of total trade receivables at September 30, 2015 and December 31, 2014.

Note 12. INVENTORIES

Dollars in Millions	September 30, 2015	December 31, 2014
Finished goods	$355	$500
Work in process	561	856
Raw and packaging materials	214	204
Inventories	$1,130	$1,560

Inventories expected to remain on-hand beyond one year (including $77 million for inventory pending regulatory approval) are included in other assets and were $277 million at September 30, 2015 and $232 million at December 31, 2014.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2015	December 31, 2014
Land	$107	$109
Buildings	4,442	4,830
Machinery, equipment and fixtures	3,313	3,774
Construction in progress	605	353
Gross property, plant and equipment	8,467	9,066
Less accumulated depreciation	(4,218)	(4,649)
Property, plant and equipment	$4,249	$4,417

The Mount Vernon, Indiana manufacturing facility was transferred to AstraZeneca in the third quarter of 2015 in connection with the sale of the diabetes business. The facility’s gross property, plant and equipment was $415 million on the date of transfer ($182 million net of accumulated depreciation). See "—Note 3. Alliances" for further discussion on the sale of the diabetes business.

A fully depreciated bulk manufacturing facility ceased use in the third quarter of 2015 resulting in a $369 million reduction to gross property, plant and equipment and accumulated depreciation.

Depreciation expense was $393 million and $412 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 14. OTHER INTANGIBLE ASSETS

Dollars in Millions	September 30, 2015	December 31, 2014
Licenses	$534	$1,090
Developed technology rights	2,357	2,358
Capitalized software	1,292	1,254
In-process research and development (IPRD)	280	280
Gross other intangible assets	4,463	4,982
Less accumulated amortization	(2,919)	(3,229)
Total other intangible assets	$1,544	$1,753

Licenses of $500 million ($126 million net of accumulated amortization) were reclassified to assets held-for-sale during the second quarter of 2015 as a result of the expected transfer of the Erbitux* North American business to Lilly. See "—Note 5. Assets Held-For-Sale" for further discussion.

Amortization expense was $140 million and $222 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 15. DEFERRED INCOME

Dollars in Millions	September 30, 2015	December 31, 2014
Alliances (Note 3)	$1,495	$1,493
Gain on sale-leaseback transactions	31	45
Other	67	399
Total deferred income	$1,593	$1,937

Current portion	$963	$1,167
Non-current portion	630	770

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
Amortization of deferred income was $233 million and $270 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2014	2,208	$221	$1,922	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	1,991	—	—	11
Cash dividends declared	—	—	—	(1,796)	—	—	—
Employee stock compensation plans	—	—	(407)	—	(9)	646	—
Debt conversion	—	—	(16)	—	(1)	35	—
Distributions	—	—	—	—	—	—	(35)
Balance at September 30, 2014	2,208	$221	$1,499	$33,147	549	$(17,119)	$58

Balance at January 1, 2015	2,208	$221	$1,507	$32,541	547	$(16,992)	$131
Net earnings	—	—	—	1,762	—	—	73
Cash dividends declared	—	—	—	(1,857)	—	—	—
Employee stock compensation plans	—	—	(94)	—	(7)	384	—
Debt conversion	—	—	—	—	—	2	—
Distributions	—	—	—	—	—	—	(10)
Balance at September 30, 2015	2,208	$221	$1,413	$32,446	540	$(16,606)	$194

The components of other comprehensive income/(loss) were as follows:

	2015			2014
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$(34)	$14	$(20)	$96	$(31)	$65
Reclassified to net earnings	(39)	13	(26)	(13)	5	(8)
Derivatives qualifying as cash flow hedges	(73)	27	(46)	83	(26)	57
Pension and postretirement benefits:
Actuarial losses	(272)	96	(176)	(679)	236	(443)
Amortization(b)	20	(6)	14	26	(8)	18
Settlements(c)	48	(17)	31	28	(10)	18
Pension and postretirement benefits	(204)	73	(131)	(625)	218	(407)
Available-for-sale securities(d)	(24)	8	(16)	(35)	13	(22)
Foreign currency translation	(34)	5	(29)	(8)	—	(8)
	$(335)	$113	$(222)	$(585)	$205	$(380)

Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$36	$(16)	$20	$77	$(25)	$52
Reclassified to net earnings	(102)	33	(69)	(8)	5	(3)
Derivatives qualifying as cash flow hedges	(66)	17	(49)	69	(20)	49
Pension and postretirement benefits:
Actuarial gains/(losses)	20	(7)	13	(978)	339	(639)
Amortization(b)	67	(21)	46	79	(27)	52
Curtailments and settlements(c)	111	(39)	72	127	(48)	79
Pension and postretirement benefits	198	(67)	131	(772)	264	(508)
Available-for-sale securities:
Unrealized losses	(31)	9	(22)	(6)	—	(6)
Realized gains	—	—	—	(1)	—	(1)
Available-for-sale securities	(31)	9	(22)	(7)	—	(7)
Foreign currency translation	(14)	(16)	(30)	2	—	2
	$87	$(57)	$30	$(708)	$244	$(464)

(a)	Included in cost of products sold.

(b)	Included in cost of products sold, research and development, and marketing, selling and administrative expenses.

(c)	Included in other (income)/expense.

(d)	Includes unrealized losses only

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	September 30, 2015	December 31, 2014
Derivatives qualifying as cash flow hedges	$36	$85
Pension and other postretirement benefits	(2,050)	(2,181)
Available-for-sale securities	9	31
Foreign currency translation	(390)	(360)
Accumulated other comprehensive loss	$(2,395)	$(2,425)

Note 17. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2015	2014	2015	2014	2015	2014	2015	2014
Service cost – benefits earned during the year	$6	$10	$1	$1	$18	$30	$3	$3
Interest cost on projected benefit obligation	60	76	3	3	181	231	9	10
Expected return on plan assets	(102)	(131)	(7)	(7)	(307)	(395)	(20)	(21)
Amortization of prior service credits	—	(1)	(1)	—	(2)	(3)	(4)	(1)
Amortization of net actuarial (gain)/loss	20	29	1	(2)	70	85	3	(2)
Curtailments and settlements	48	28	—	—	111	127	—	(3)
Special termination benefits	—	—	—	—	—	13	—	—
Net periodic benefit cost/(credit)	$32	$11	$(3)	$(5)	$71	$88	$(9)	$(14)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses. The applicable pension benefit obligation and pension plan assets were remeasured during 2015 resulting in a decrease to liabilities and a corresponding decrease in accumulated other comprehensive loss of $20 million. The changes resulted from a higher weighted average discount rate assumed in remeasuring the pension benefit obligations (4.2% at September 30, 2015 and 3.8% at December 31, 2014) partially offset by lower actual return on plan assets than expected. Contributions to the pension plans are expected to approximate $100 million during 2015, of which $79 million occurred in the nine months ended September 30, 2015.

The expense attributed to defined contribution plans in the U.S. was $53 million and $45 million for the three months ended September 30, 2015 and 2014, respectively, and $142 million and $141 million for the nine months ended September 30, 2015, and 2014, respectively.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Restricted stock	$20	$18	$62	$56
Market share units	9	9	27	25
Performance share units	34	21	87	66
Total stock-based compensation expense	$63	$48	$176	$147

Income tax benefit	$20	$16	$58	$49

In the nine months ended September 30, 2015, 1.7 million restricted stock units, 0.7 million market share units and 1.6 million performance share units were granted. The weighted-average grant date fair value was $61.20 for restricted stock units, $67.03 for market share units and $65.07 for performance share units granted during the nine months ended September 30, 2015.

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

Unrecognized compensation cost related to nonvested awards of $364 million is expected to be recognized over a weighted-average period of 2.4 years.

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
INTELLECTUAL PROPERTY
Baraclude — South Korea
In 2013, DaeWoong Pharmaceutical Co. Ltd., Hanmi Pharmaceuticals Co., Ltd. Dong-A Pharmaceutical Co. Ltd. and other generic companies initiated separate invalidity actions in the Korean Intellectual Property Office against Korean Patent No. 160,523 (the ‘523 patent) covering the entecavir molecule. In January 2015, the Korean Intellectual Property Tribunal ruled that the '523 patent is valid and the decision was affirmed on appeal in September 2015 by the Patent Court. The ‘523 patent expired on October 9, 2015. Following the expiration of the ‘523 patent, generic companies have entered the South Korean market and we expect a significant decline in South Korean net product sales of Baraclude beginning in the fourth quarter of 2015. Net product sales of Baraclude in South Korea were $158 million in 2014 and $99 million for the nine months ended September 30, 2015.
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
Eliquis - Inter-Partes Review (IPR)
In August 2015, Bristol-Myers Squibb received a Petition for Inter Partes Review of U.S. Patent No. 6,967,208 (“the ‘208 patent”) that was filed at the United States Patent & Trademark Office by the Coalition for Affordable Drugs, which is affiliated with entities and individuals associated with a hedge fund. The ‘208 patent is a composition of matter patent that contains claims directed to apixaban, the active ingredient in Eliquis. The petition requests that the Patent Trial and Appeal Board (PTAB) initiate a proceeding to review the validity of the ‘208 patent, including claims that cover apixaban. The Company intends to respond to and oppose this petition in November 2015. The PTAB is expected to render a decision as to whether it will initiate this proceeding in February 2016. If the PTAB decides to initiate the proceeding, a decision on the merits would be expected by the first half of 2017. The Company intends to vigorously defend the ‘208 patent against this challenge. The ‘208 patent expires in February 2023; the Company has filed a request for patent term restoration with the U.S. Patent & Trademark Office requesting that the patent expiration date be restored to December 2026.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION AND INVESTIGATIONS
AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. The Company has been designated as one of four defendants for separate trials in Wisconsin in 2016. Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court and in June 2014, the Pennsylvania Supreme Court vacated the Commonwealth judge's decision and remanded the matter back to the Commonwealth Court. In January 2015, the Commonwealth Court entered judgment in favor of the Company. The Commonwealth of Pennsylvania has appealed this decision to the Pennsylvania Supreme Court.
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
PRODUCT LIABILITY LITIGATION
The Company is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,200 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multidistrict litigation to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
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

Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of over 2,400 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in a multidistrict litigation or in a coordinated proceeding in California Superior Court in Los Angeles. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.

GOVERNMENT INVESTIGATIONS

Like other pharmaceutical companies, the Company and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which BMS operates. As a result, the Company, from time to time is subject to various governmental inquiries and investigations. It is possible that criminal charges, substantial fines and/or civil penalties, could result from government investigations. The most significant investigations conducted by government agencies are listed below.
Abilify* State Attorneys General Investigation
In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition investigating whether certain Abilify* marketing practices violated those respective states’ consumer protection statutes. It is not possible at this time to reasonably assess the outcome of this investigation.
FCPA Investigation
In October 2015, the SEC approved a settlement that resulted in a resolution of the SEC's investigation of the Company under the Foreign Corrupt Practices Act (FCPA) relating to certain sales and marketing practices in China. The Company has signed a Cease and Desist Order and has agreed to a two-year self-monitoring period of reporting to the government and a payment of approximately $14.7 million in disgorgement, penalties and interest (accrued in prior quarters). The Company has also been advised by the Department of Justice that it has closed its inquiry into this matter.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $61 million at September 30, 2015, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).

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

Note 20. SUBSEQUENT EVENTS

Five Prime

In October 2015, BMS and Five Prime Therapeutics, Inc. (Five Prime) entered into an exclusive worldwide licensing and collaboration agreement for the development and commercialization of Five Prime’s colony stimulating factor 1 receptor (CSF1R) antibody program, including FPA008 currently in Phase I development for immunology and oncology indications. BMS will be responsible for the development, manufacturing and commercialization of FPA008, subject to Five Prime’s option to conduct certain studies at its cost to develop FPA008 in pigmented vilonodular synovitis (PVNS) and in combination with its own internal oncology pipeline assets. Five Prime also retained an option to co-promote in the U.S. The agreement replaces a previous clinical collaboration agreement between the two parties. The transaction is expected to close in the fourth quarter of 2015 upon obtaining customary regulatory approvals.

In consideration for licensing rights, BMS will make an upfront payment of $350 million which will be included in research and development expense. BMS will also be committed to pay up to $1.4 billion upon the achievement of contingent development and regulatory milestones as well as future royalties if the product is approved and commercialized.

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

In October 2015, the U.S. Food and Drug Administration (FDA) approved Opdivo (nivolumab) for the treatment of previously treated patients with non-squamous (NSQ) non-small cell lung cancer (NSCLC). In addition, the Opdivo+Yervoy (ipilimumab) regimen was approved by the FDA for the treatment of patients with BRAF V600 wild-type unresectable or metastatic melanoma. Nivolumab BMS (nivolumab) was approved by the European Commission (EC) in July 2015 for the treatment of locally advanced or metastatic squamous (SQ) non-small cell lung cancer (NSCLC) after prior chemotherapy in the European Union (EU). In July 2015, Daklinza (daclatasvir) was approved by the FDA for use with sofosbuvir for the treatment of patients with chronic hepatitis C virus (HCV) genotype 3. Sofosbuvir is a product of Gilead Sciences, Inc. (Gilead).

Our revenues increased by 6% for the nine months ended September 30, 2015 as a result of recently launched products such as our Hepatitis C Franchise (including previously deferred revenue in France) and Opdivo and continued sales growth in Eliquis (apixaban), Orencia (abatacept) and Sprycel (dasatinib). These impacts were partially offset by the changes in foreign currency rates, expiration of our U.S. and EU commercialization rights to Abilify*, competitive pressures resulting from exclusivity losses and other factors for Baraclude (entecavir), Sustiva (efavirenz) and Reyataz (atazanavir sulfate) in certain markets and the expiration/transfer of certain licensing and royalty rights.

The decrease in GAAP earnings per share (EPS) from $1.19 in 2014 to $1.05 in 2015 was due to higher R&D expenses as a result of the acquisition of Flexus Biosciences, Inc. (Flexus) partially offset by higher revenues. The tax impact of specified items contributed to the changes in the effective tax rate, including the non-tax-deductible Flexus acquisition charge. After adjusting for specified items, the increase in non-GAAP EPS from $1.39 in 2014 to $1.63 in 2015 was primarily due to higher revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2015	2014	2015	2014
Total Revenues	$4,069	$3,921	$12,273	$11,621
Total Expenses	3,082	2,913	9,786	9,180
Earnings Before Income Taxes	987	1,008	2,487	2,441
Provision for Income Taxes	257	276	668	439
Effective tax rate	26.0%	27.4%	26.9%	18.0%

Net Earnings Attributable to BMS
GAAP	706	721	1,762	1,991
Non-GAAP	648	750	2,731	2,314

Diluted Earnings Per Share
GAAP	0.42	0.43	1.05	1.19
Non-GAAP	0.39	0.45	1.63	1.39

Cash, Cash Equivalents and Marketable Securities			10,040	11,549

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
Unresectable (inoperable) or metastatic (advanced) melanoma

•
In September 2015, the FDA approved Opdivo in combination with Yervoy, for the treatment of patients with BRAF V600 wild-type unresectable or metastatic melanoma. The announcement marked the first and only FDA approval of a regimen of two immuno-oncology agents in cancer. This indication is approved under accelerated approval based on tumor response rate and durability of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.

•
In September 2015, the Company announced the FDA has accepted for filing and review a supplemental Biologics License Application (sBLA) for the Opdivo+Yervoy regimen to include clinical data from CheckMate-067, a landmark trial which demonstrated superior progression-free survival for the Opdivo+Yervoy regimen or Opdivo monotherapy vs. Yervoy monotherapy in previously untreated patients with advanced melanoma, regardless of BRAF status. The FDA also granted Priority Review for this application with a target action date of January 23, 2016.

•
In August 2015, the Company announced the FDA has extended the action date for the sBLA for Opdivo for the treatment of patients with previously untreated advanced melanoma. The Company submitted additional data from the Opdivo clinical trial program to ensure the broadest data set, irrespective of BRAF status, was available for review. This submission constitutes a major amendment that will require additional time for review and the new FDA action date is November 27, 2015.

•
In July 2015, the European Medicines Agency (EMA) validated the Company’s type II variation application that seeks to extend the use of Opdivo in combination with Yervoy for the treatment of advanced (unresectable or metastatic) melanoma in adults. The application is based on data from the Phase III CheckMate-067 study, Phase II CheckMate-069 study and the Phase Ib CA209-004 study. Validation of an application confirms that the submission is complete and starts the EMA's centralized review process.

NSCLC

•
In October 2015, the Company announced the FDA has approved Opdivo for the treatment of previously treated patients with NSQ NSCLC regardless of PD-L1 expression, which expands upon the current indication for Opdivo in patients with previously treated SQ NSCLC.

•
In September 2015, the Company announced longer term (18 month) survival data from CheckMate-057, an open-label, randomized Phase III study evaluating Opdivo (n=292) versus docetaxel (n=290) in previously treated patients with advanced NSQ NSCLC. Opdivo continued to demonstrate superior overall survival – the study’s primary endpoint – with an estimated 39% of patients alive at 18 months (95% CI, 34-45) versus 23% for docetaxel, based on a minimum follow-up of 17.1 months. Opdivo also continued to demonstrate a reduction in the risk of death by 28% (a hazard ratio of 0.72; 95% CI, 0.60 - 0.88). In the study, Grade 3-4 treatment-related adverse events were reported in 10% of patients treated with Opdivo versus 54% in the docetaxel arm.

•
In September 2015, the Company announced updated results from the Opdivo+Yervoy arms in CheckMate-012, a multi-arm Phase Ib trial evaluating Opdivo in patients with chemotherapy-naïve advanced NSCLC. In this study, Opdivo was administered as monotherapy or as part of a combination with other agents, including Yervoy, at different doses and schedules. Results from other cohorts in CheckMate-012 have been previously-unreported. These updated results include findings from the administration of four new dosing schedules of Opdivo+Yervoy (n=148), which resulted in confirmed objective response rates ranging from 13% to 39% depending on the administered regimen. Median duration of response was not reached in any of these arms with a median follow-up of 6.2 months to 16.6 months, and median progression-free survival PFS ranged from 4.9 months to 10.6 months. The types of treatment-related serious adverse events reported in these cohorts for CheckMate-012 were consistent with other previously-reported Opdivo+Yervoy cohorts of this trial. The new dosing schedules in this study resulted in less toxicity than previously-reported dosing schedules, and were characterized by low frequency of treatment-related adverse events leading to discontinuation (3% to 10%) and no treatment-related deaths.

•
In September 2015, the Company announced longer term survival and safety data from CheckMate-017 and -063, two pivotal trials evaluating Opdivo in previously treated SQ NSCLC, showing sustained survival benefit across these studies. In both trials, Opdivo showed an estimated 18 month overall survival rate of 27% (CheckMate-063) to 28% (CheckMate-017); survival benefit was independent of PD-L1 expression. The safety profile of Opdivo is consistent with previously-reported trials, and in CheckMate-017, is also favorable compared to docetaxel.

•	In July 2015, the EMA validated the Company’s type II variation application that seeks to extend the use of Opdivo monotherapy in NSQ NSCLC and is based on data from the Phase III CheckMate-057 study.

•
In July 2015, the Company announced the EC approved Nivolumab BMS for the treatment of locally advanced or metastatic SQ NSCLC after prior chemotherapy. This approval marks the first major treatment advance in SQ NSCLC in more than a decade in the EU. Nivolumab is the first and only PD-1 immune checkpoint inhibitor to demonstrate overall survival in previously-treated metastatic SQ NSCLC.

Renal cell carcinoma (RCC)

•
In September 2015, the Company announced results from CheckMate-025, a Phase III study comparing Opdivo to everolimus in advanced RCC after prior anti-angiogenic treatment, showing a significant overall survival benefit for Opdivo. In the trial, Opdivo demonstrated a median overall survival benefit of 25 months compared to 19.6 months for everolimus. Clinical benefit for Opdivo was observed regardless of level of PD-L1 expression. The safety profile shown in CheckMate-025 is consistent with previously reported Opdivo trials. In July 2015, the Company announced that CheckMate-025 was stopped early because an assessment by the independent Data Monitoring Committee concluded that the study met its primary endpoint.

•	In September 2015, the Company announced the FDA has granted Breakthrough Therapy Designation to Opdivo for the potential indication of advanced or metastatic RCC.

Sprycel - an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia (CML) in chronic phase (CP) and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate). Sprycel is part of our alliance with Otsuka Pharmaceutical Co., Ltd (Otsuka).

•
In August 2015, the Company and Otsuka announced the FDA has approved an update to the Sprycel product labeling. The labeling now includes five-year efficacy and safety data in adult patients with newly diagnosed Philadelphia chromosome-positive (Ph+) CML in CP and seven-year data in CP Ph+ CML patients who are resistant or intolerant to prior therapy, including Gleevec* (imatinib mesylate).

Yervoy - a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma

•
In October 2015, the Company announced that a Yervoy Phase III trial, Study-104 in subjects with stage IV/recurrent NSCLC, which compared the efficacy of Yervoy in combination with paclitaxel and carboplatin versus placebo, and versus paclitaxel and carboplatin alone did not meet the primary endpoint of overall survival for the Yervoy treatment arms and has been discontinued. No new safety concerns with Yervoy were identified in either study. The Company will complete a full evaluation of the data and work with investigators on the future publication of the results.

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

Elotuzumab - a humanized monoclonal antibody being investigated as an anti-cancer treatment. Elotuzumab is part of our alliance with AbbVie Inc. (AbbVie).

•
In September 2015, the Company and AbbVie announced the FDA has accepted for priority review the Biologics License Application for elotuzumab for the treatment of multiple myeloma as combination therapy in patients who have received one or more prior therapies. Elotuzumab was previously granted Breakthrough Therapy Designation, which according to the FDA, is intended to expedite the development and review of drugs for serious or life-threatening conditions. BMS has proposed the name Empliciti which, if approved by health authorities, will serve as the trade name for elotuzumab.

•
In July 2015, the Company and AbbVie announced the EMA validated for review the Marketing Authorization Application for elotuzumab for the treatment of multiple myeloma as combination therapy in adult patients who have received one or more prior therapies. The application was granted accelerated assessment by the EMA’s Committee for Medicinal Products for Human Use (CHMP). BMS and AbbVie are co-developing elotuzumab, with BMS solely responsible for commercial activities.

Hepatitis C Portfolio - Daklinza (DCV) - an NS5A replication complex inhibitor; Sunvepra (asunaprevir (ASV)) - an NS3 protease inhibitor; and Beclabuvir (BCV) - an NS5B non-nucleoside polymerase inhibitor in development

•
In October 2015, the Company announced the National Institute for Health and Care Excellence (NICE) has recommended Daklinza in England and Wales for the treatment of adult patients with chronic HCV. Specifically, NICE recommended Daklinza to treat certain patients with HCV genotypes 1, 3 and 4. Approximately 214,000 people in the UK are thought to have chronic HCV, and roughly 100,000 of those patients are estimated to have genotype 3, a difficult-to-treat and often aggressive form of chronic HCV.

•
In October 2015, the Company announced the FDA has accepted for filing and review three supplemental New Drug Applications for Daklinza for use with sofosbuvir with or without ribavirin. The applications are for the treatment of patients with chronic HCV coinfected with human immunodeficiency virus (HIV-1), patients with advanced cirrhosis (including decompensated cirrhosis), and for patients with post-liver transplant recurrence of HCV. The FDA also granted Priority Review for these applications which will be reviewed by the FDA within a six-month timeframe.

•
In September 2015, the Company announced the EC has approved an updated label for Daklinza for the treatment of genotype 3 chronic HCV. The update allows the use of Daklinza in combination with sofosbuvir for 12 weeks in patients without cirrhosis in all 28 Member States of the EU, and marks the first time these patients with genotype 3 HCV have a once-daily, all-oral treatment regimen of this shorter duration.

•
In July 2015, the Company announced the FDA approved Daklinza for use with sofosbuvir for the treatment of patients with chronic HCV genotype 3. This approval marks the first time patients with chronic HCV genotype 3 have a 12-week, once-daily, all-oral treatment option. Sustained virologic response rates were reduced in HCV genotype 3-infected patients with cirrhosis receiving this regimen.

•
In July 2015, the Company announced that it does not plan to seek regulatory approval of the new drug application of the HCV triple-regimen, or TRIO, of DCV, ASV and BCV, in the United States or in Europe.

Reyataz Franchise - a protease inhibitor for the treatment of HIV, which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg). Evotaz is part of a license agreement with Gilead.

•
In July 2015, the Company announced the EC approved Evotaz for the treatment of HIV-1 infected adults without known mutations associated with resistance to atazanavir. Evotaz is a once-daily single tablet two drug regimen combining Reyataz and Tybost*. Tybost* is a product of Gilead.

Eliquis - an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders. Eliquis is part of our alliance with Pfizer, Inc. (Pfizer).

•
In September 2015, the Company and Pfizer announced the first patient has been enrolled into the Phase IV clinical trial, AUGUSTUS which will evaluate the safety of Eliquis versus warfarin or other vitamin K antagonists in patients with NVAF and a recent acute coronary syndrome or undergoing percutaneous coronary intervention, also known as a stent.

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

Five Prime Therapeutics, Inc. (Five Prime)
In October 2015, BMS and Five Prime entered into an exclusive worldwide licensing and collaboration agreement for the development and commercialization of Five Prime’s colony stimulating factor 1 receptor (CSF1R) antibody program, including FPA008 currently in Phase I development for immunology and oncology indications. BMS will be responsible for the development, manufacturing and commercialization of FPA008, subject to Five Prime’s option to conduct certain studies at its cost to develop FPA008 in pigmented vilonodular synovitis (PVNS) and in combination with its own internal oncology pipeline assets. Five Prime also retained an option to co-promote in the U.S. The agreement replaces a previous clinical collaboration agreement between the two parties. The transaction is expected to close in the fourth quarter of 2015 upon obtaining customary regulatory approvals.

Promedior, Inc. (Promedior)
In August 2015, the Company purchased a warrant that gives BMS the exclusive right to acquire Promedior and gain worldwide rights to its lead asset, PRM-151, a recombinant form of human pentraxin-2 protein in Phase II development for the treatment of idiopathic pulmonary fibrosis (IPF) and myelofibrosis (MF). PRM-151 has been granted Fast Track designation in the U.S. and Orphan designation in the U.S. and Europe for the treatment of MF. In addition, PRM-151 has been granted Orphan Designation in the U.S. and Europe for the treatment of IPF.

uniQure N.V. (uniQure)
In May 2015, the Company completed a collaboration and license agreement with uniQure which grants BMS an exclusive license to uniQure’s gene therapy technology platform for specific collaboration targets. The potential gene therapy products for such collaboration targets developed with uniQure’s platform may be developed for any disease, although the parties intend to focus initially on cardiovascular diseases. The collaboration includes uniQure’s proprietary gene therapy program for congestive heart failure that is intended to restore the heart’s ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. In total, the companies may collaborate on 10 targets, including S100A1. BMS will be solely responsible for global commercialization of all products from the collaboration. In August 2015, the Company selected three additional collaboration targets.
In June 2015, the Company acquired 1.1 million shares of uniQure, or 4.9% of uniQure's outstanding shares immediately following such acquisition, at a purchase price of $33.84 per share. In August 2015, the Company acquired 1.3 million additional shares of uniQure at a purchase price of $29.67, that, together with the shares acquired in June 2015, equals 9.9% of the outstanding shares immediately following such acquisition. The Company also has been granted two warrants under which the Company has the right to purchase additional shares that, together with the shares then owned by BMS, would equal 19.9% of uniQure's oustanding shares immediately after such issuance. The exercise of each warrant is conditioned upon the designation by BMS of a certain number of additional collaboration targets and the payment by BMS to uniQure of related fees under the collaboration and license agreement.

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

California Institute for Biomedical Research (Calibr)
In January 2015, the Company entered into a worldwide research collaboration with Calibr to develop novel small molecule anti-fibrotic therapies, and an exclusive global license agreement that allows the Company to develop, manufacture and commercialize Calibr's preclinical compounds resulting from the collaboration.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Revenues		2015 vs. 2014		Total Revenues		2015 vs. 2014
Dollars in Millions	2015	2014	Total Change	Foreign Exchange	2015	2014	Total Change	Foreign Exchange
United States	$2,044	$1,968	4%	—	$5,925	$5,634	5%	—
Europe	813	814	—	(17)%	2,569	2,670	(4)%	(19)%
Rest of the World	1,027	838	23%	(17)%	3,170	2,479	28%	(15)%
Other(a)	185	301	(39)%	N/A	609	838	(27)%	N/A
Total	$4,069	$3,921	4%	(7)%	$12,273	$11,621	6%	(7)%

(a)	Other total revenues include royalties and other alliance-related revenues for products not sold by our regional commercial organizations.
The change in U.S. revenues resulted from increased demand for Eliquis, Orencia and Sprycel and the launch of Opdivo in December 2014 and Daklinza in July 2015 partially offset by the expiration of commercialization rights to Abilify* on April 20, 2015. The change in the nine months ended September 30, 2015 was also impacted by the diabetes business divestiture in February 2014. See “—Product Revenues” for further discussion.
The change in Europe revenues resulted from unfavorable foreign exchange and the expiration of commercialization rights to Abilify* in the EU in June 2014, partially offset by the launch of Daklinza in certain EU countries in the third quarter of 2014 and higher demand for Eliquis. Revenues were also impacted by approximately $170 million of Daklinza net product sales for amounts deferred through March 31, 2015 until final pricing was obtained in France which occurred in the second quarter of 2015. In addition, revenues were negatively impacted in many European countries as healthcare payers, including government agencies, continued to reduce healthcare costs through actions that directly or indirectly impose additional price reductions.
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
Japan contributed 10% of total revenues during the nine months ended September 30, 2015. No other single country outside the U.S. (except Japan in 2015) contributed more than 10% of total revenues during the nine months ended September 30, 2015 and 2014. Our business is typically not seasonal.

We recognize revenue net of gross-to-net adjustments that are further described in “—Critical Accounting Policies” in the Company’s 2014 Form 10-K. Our share of Abilify* and Atripla* is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were $125 million and $410 million for the three months ended September 30, 2015 and 2014 respectively, and $978 million and $1.2 billion for the nine months ended September 30, 2015 and 2014, respectively.

Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Sales Returns	Other Rebates, Discounts and Adjustments	Total
Balance at January 1, 2015	$56	$268	$232	$351	$907
Provision related to sales made in:
Current period	747	584	68	908	2,307
Prior periods	—	(28)	(69)	(20)	(117)
Returns and payments	(706)	(450)	(69)	(577)	(1,802)
Foreign currency translation and other	—	(4)	(2)	(33)	(39)
Balance at September 30, 2015	$97	$370	$160	$629	$1,256

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Gross product sales	$4,358	$3,400	$12,373	$9,994
Gross-to-Net Adjustments:
Charge-backs and cash discounts	(308)	(202)	(747)	(558)
Medicaid and Medicare rebates	(226)	(137)	(556)	(392)
Sales returns	(2)	(38)	1	(71)
Other rebates, discounts and adjustments	(270)	(180)	(888)	(553)
Total Gross-to-Net Adjustments	(806)	(557)	(2,190)	(1,574)
Net product sales	$3,552	$2,843	$10,183	$8,420

Changes in the gross-to-net adjustments are primarily a function of changes in sales mix and contractual and legislative discounts and rebates.

•	Charge-backs, cash discounts, Medicaid and Medicare rebates increased primarily due to higher product sales and rebate rates in the U.S., particularly regarding Eliquis.

•
The U.S. sales return reserve for Plavix* was reduced by $63 million to $9 million in 2015 (including $25 million in the third quarter of 2015) after considering several factors including actual return experience and estimated inventory levels in the distribution channels. In accordance with Company policy, this product is eligible to be returned between six months prior to and twelve months after product expiration.

•
Other rebates, discounts and adjustments increased primarily due to additional rebates and discounts for Daklinza (including approximately $180 million upon obtaining final pricing for amounts deferred through March 31, 2015 in France) and Eliquis.

Product Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2015	2014	% Change	% Change Attributable to Foreign Exchange	2015	2014	% Change	% Change Attributable to Foreign Exchange
Virology
Baraclude (entecavir)	$320	$325	(2)%	(10)%	$1,003	$1,100	(9)%	(8)%
U.S.	25	40	(38)%	—	108	194	(44)%	—
Non-U.S.	295	285	4%	(10)%	895	906	(1)%	(9)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	402	49	**	N/A	1,145	49	**	N/A
U.S.	111	—	N/A	—	111	—	N/A	—
Non-U.S.	291	49	**	N/A	1,034	49	**	N/A

Reyataz (atazanavir sulfate) Franchise	270	338	(20)%	(5)%	867	1,044	(17)%	(6)%
U.S.	149	169	(12)%	—	449	513	(12)%	—
Non-U.S.	121	169	(28)%	(10)%	418	531	(21)%	(10)%

Sustiva (efavirenz) Franchise	333	357	(7)%	(1)%	940	1,037	(9)%	—
U.S.	280	284	(1)%	—	772	778	(1)%	—
Non-U.S.	53	73	(27)%	(2)%	168	259	(35)%	(2)%

Oncology
Erbitux* (cetuximab)	167	187	(11)%	(1)%	501	542	(8)%	(1)%
U.S.	165	175	(6)%	—	487	511	(5)%	—
Non-U.S.	2	12	(83)%	(8)%	14	31	(55)%	(3)%

Opdivo (nivolumab)	305	1	**	N/A	467	1	**	N/A
U.S.	268	—	N/A	—	413	—	N/A	—
Non-U.S.	37	1	**	N/A	54	1	**	N/A

Sprycel (dasatinib)	411	385	7%	(9)%	1,191	1,095	9%	(9)%
U.S.	215	179	20%	—	601	487	23%	—
Non-U.S.	196	206	(5)%	(18)%	590	608	(3)%	(17)%

Yervoy (ipilimumab)	240	350	(31)%	(6)%	861	942	(9)%	(8)%
U.S.	121	191	(37)%	—	438	510	(14)%	—
Non-U.S.	119	159	(25)%	(13)%	423	432	(2)%	(18)%

Neuroscience
Abilify* (aripiprazole)	46	449	(90)%	(1)%	707	1,544	(54)%	(1)%
U.S.	18	407	(96)%	—	593	1,149	(48)%	—
Non-U.S.	28	42	(33)%	(12)%	114	395	(71)%	(3)%

Immunoscience
Orencia (abatacept)	484	444	9%	(7)%	1,345	1,209	11%	(7)%
U.S.	330	292	13%	—	899	775	16%	—
Non-U.S.	154	152	1%	(21)%	446	434	3%	(19)%

Cardiovascular
Eliquis (apixaban)	466	216	**	N/A	1,258	493	**	N/A
U.S.	245	113	**	—	688	268	**	—
Non-U.S.	221	103	**	N/A	570	225	**	N/A

Mature Products and All Other	625	820	(24)%	(6)%	1,988	2,565	(22)%	(6)%
U.S.	117	118	(1)%	—	366	449	(18)%	—
Non-U.S.	508	702	(28)%	(7)%	1,622	2,116	(23)%	(7)%
**    Change in excess of 100%

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues decreased in both periods following the loss of exclusivity in September 2014.

•
International revenues increased in the three months ended September 30, 2015 primarily due to higher demand in certain countries partially offset by unfavorable foreign exchange. International revenues remained relatively flat in the nine months ended September 30, 2015 due to higher demand in certain countries offset by unfavorable foreign exchange.

Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor.

•	Daklinza was launched in the U.S. in July 2015.

•
Daklinza was launched in Germany and certain other EU countries in the third quarter of 2014. Daklinza and Sunvepra dual regimen was launched in Japan in the third quarter of 2014 and other international markets during 2015. International revenues also include $170 million of previously deferred revenue in France recognized in the second quarter of 2015.

Reyataz Franchise — a protease inhibitor for the treatment of HIV, which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg).

•	U.S. revenues decreased in both periods due to lower demand resulting from increased competition.

•	International revenues decreased in both periods due to lower demand resulting from increased competition and unfavorable foreign exchange.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•	U.S. revenues remained flat in both periods.

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

•
U.S. revenues decreased in both periods due to lower demand. BMS transferred its rights to Erbitux* in North America to Lilly in October 2015. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

Opdivo — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that is being investigated as an anti-cancer treatment.

•
Opdivo was launched in the U.S. in December 2014 for the treatment of unresectable melanoma and was subsequently approved in March 2015 for the treatment of advanced SQ NSCLC. In October 2015, Opdivo was also approved for the treatment of NSQ NSCLC.

•
Opdivo was launched in Japan in September 2014 and was subsequently approved in the EU in June 2015 for the treatment of unresectable melanoma and in July 2015 for the treatment of advanced or metastatic SQ NSCLC.

Sprycel — an oral inhibitor of multiple tyrosine kinases indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec*.

•	U.S. revenues increased in both periods due to higher demand.

•	International revenues decreased in both periods due to unfavorable foreign exchange partially offset by higher demand.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable (inoperable) or metastatic melanoma.

•	U.S. revenues decreased in both periods due to lower demand resulting from the introduction of other immuno-oncology products being used to treat patients with melanoma, including Opdivo.

•
International revenues decreased in both periods due to unfavorable foreign exchange and lower demand resulting from the introduction of other immuno-oncology products being used to treat patients with melanoma, including Opdivo.

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

•	U.S. revenues increased in both periods primarily due to higher average net selling prices and demand.

•	International revenues increased in both periods primarily due to higher demand for the subcutaneous formulation partially offset by unfavorable foreign exchange.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. and international revenues increased in both periods due to higher demand. International revenues in both periods were also impacted by unfavorable foreign exchange.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the Diabetes Alliance products, over-the-counter brands and royalty revenue.

•	U.S. revenues decreased in the nine months ended September 30, 2015 due to the diabetes business divestiture in February 2014 partially offset by $63 million of Plavix* sales return reversal in 2015.

•
International revenues decreased in both periods due to the expiration/transfer of certain licensing and royalty rights and continued generic erosion of other products. The change in the nine months ended September 30, 2015 was also impacted by the diabetes business divestiture in February 2014.

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

Daklinza had 1.2 months of inventory on hand at September 30, 2015 in the U.S. to support the product launch. The inventory is expected to be worked down as demand increases post launch.
Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 1.3 months of inventory on hand at March 31, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.4 months of inventory on hand internationally at direct customers compared to 1.0 months of inventory on hand at March 31, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France and changes to our distribution model for over-the-counter products in Greece.
Fervex, a cold and flu product, had 3.1 months of inventory on hand at direct customers, primarily in Russia and France, to support product seasonality.
Donormyl, a sleeping aid, had 4.8 months of inventory on hand at direct customers, primarily in Russia, mostly due to lower than expected demand from competitor pricing.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended September 30, 2015 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2015	2014	% Change	2015	2014	% Change
Cost of products sold	$1,097	$1,007	9%	$2,957	$2,966	—
Marketing, selling and administrative	983	1,029	(4)%	2,845	2,937	(3)%
Advertising and product promotion	193	171	13%	495	521	(5)%
Research and development	1,132	983	15%	4,004	3,345	20%
Other (income)/expense	(323)	(277)	17%	(515)	(589)	(13)%
Total Expenses	$3,082	$2,913	6%	$9,786	$9,180	7%

Cost of products sold remained relatively flat for the nine months ended September 30, 2015 primarily due to higher Eliquis profit sharing ($370 million) offset by favorable foreign exchange. The increase for the three months ended September 30, 2015 was primarily due to higher Eliquis profit sharing ($120 million) and higher transitional costs to support additional increased biologic manufacturing capacity partially offset by favorable foreign exchange.

Marketing, selling and administrative expenses decreased in both periods due to $96 million of additional expenses related to the Branded Prescription Drug Fee resulting from changes in IRS guidelines in the third quarter of 2014 and favorable foreign exchange partially offset by additional sales-related activities supporting Eliquis, Opdivo and the Hepatitis C Franchise. The decrease in the nine months ended September 30, 2015 was also impacted by the diabetes business divestiture in February 2014.

Research and development expenses increased in both periods due to higher charges resulting from asset acquisitions and upfront payments for new alliance and licensing agreements and increased investments to accelerate and expand Opdivo development programs. Refer to "—Business Development" for further discussion of the significant arrangements entered into in 2015. These impacts were partially offset by lower in-process research and development (IPRD) impairment charges and favorable foreign exchange. Charges related to asset acquisitions included $800 million for Flexus in the second quarter of 2015 and $148 million for iPierian in the second quarter of 2014. An IPRD impairment charge of $310 million for peginterferon lambda was incurred in the second quarter of 2014 (previously in Phase III development for the treatment of HCV). See "—Non-GAAP Financial Measures - Specified Items" for amounts included in each period.

Other (income)/expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Interest expense	$41	$50	$141	$150
Investment income	(18)	(20)	(74)	(71)
Provision for restructuring	10	35	50	72
Litigation charges/(recoveries)	(2)	10	14	19
Equity in net income of affiliates	(19)	(12)	(67)	(81)
Out-licensed intangible asset impairment	—	18	13	18
Gain on sale of product lines, businesses and assets	(208)	(315)	(370)	(567)
Other alliance and licensing income	(187)	(102)	(472)	(354)
Pension curtailments, settlements and special termination benefits	48	28	111	137
Loss on debt redemption	—	—	180	45
Other	12	31	(41)	43
Other (income)/expense	$(323)	$(277)	$(515)	$(589)

•
Gain on sale of product lines, businesses and assets resulted from the sale of the Ixempra* business, Mount Vernon, Indiana manufacturing facility and certain mature and other over-the-counter product businesses in 2015 and the diabetes business in 2014, including the transfer of the China business in the third quarter of 2014. See "Item 1. Financial Statements—Note 3. Alliances" for further details.

•
Other alliance and licensing income includes royalties, the change in fair value of written option liabilities, amortization of deferred income attributed to a development agreement and transitional service fees resulting from the diabetes business divestiture. See “Item 1. Financial Statements—Note 3. Alliances” for further details.

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

•
The loss on debt redemption in 2015 resulted from the early redemption of euro notes and a tender offer for certain other debt securities in the second quarter of 2015. See “Item 1. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements” for further details.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Earnings Before Income Taxes	$987	$1,008	$2,487	$2,441
Provision for Income Taxes	257	276	668	439
Effective tax rate	26.0%	27.4%	26.9%	18.0%

The tax impact attributed to divestiture transactions, research and development charges and other specified items increased the effective income tax rate by 4.4% and reduced the effective tax rate by 4.8% in the nine months ended September 30, 2015 and 2014, respectively. The tax impact for these transactions are reflected immediately and not considered in estimating the annual effective tax rates. As a result, certain transactions such as the acquisition of Flexus in the second quarter of 2015 which resulted in an $800 million R&D charge with no tax benefit can have a significant impact on the effective tax rates in any period, particularly the quarter in which the transaction occurs. The applicable R&D tax credit legislation was not extended as of September 30 in the current or prior period, therefore these tax credits were not considered in estimating the annual effective tax rates in both periods.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2015	2014	2015	2014
Cost of products sold(a)	$15	$36	$74	$120

Additional year of Branded Prescription Drug Fee	—	96	—	96
Process standardization implementation costs	2	2	6	8
Marketing, selling and administrative	2	98	6	104

Upfront, milestone and other payments	94	65	1,125	228
IPRD impairments	—	—	—	343
Accelerated depreciation and other shutdown costs	15	—	17	—
Research and development	109	65	1,142	571

Provision for restructuring	10	35	50	72
Gain on sale of product lines, businesses and assets	(198)	(315)	(358)	(562)
Pension curtailments, settlements and special termination benefits	48	28	111	137
Acquisition and alliance related items(b)	(87)	39	(123)	72
Litigation charges/(recoveries)	—	10	15	12
Out-licensed intangible asset impairment	—	—	13	—
Loss on debt redemption	—	—	180	45
Other (income)/expense	(227)	(203)	(112)	(224)

Increase/(decrease) to pretax income	(101)	(4)	1,110	571
Income taxes on items above	43	33	(141)	(248)
Increase/(decrease) to net earnings	$(58)	$29	$969	$323

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

(b)	Includes $16 million of additional year of Branded Prescription Drug Fee in the third quarter of 2014.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2015	2014	2015	2014
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$706	$721	$1,762	$1,991
Specified Items	(58)	29	969	323
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$648	$750	$2,731	$2,314

Average Common Shares Outstanding – Diluted	1,678	1,670	1,677	1,668

Diluted Earnings Per Share – GAAP	$0.42	$0.43	$1.05	$1.19
Diluted EPS Attributable to Specified Items	(0.03)	0.02	0.58	0.20
Diluted Earnings Per Share – Non-GAAP	$0.39	$0.45	$1.63	$1.39

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	September 30, 2015	December 31, 2014
Cash and cash equivalents	$3,975	$5,571
Marketable securities – current	1,438	1,864
Marketable securities – non-current	4,627	4,408
Cash, cash equivalents and marketable securities	10,040	11,843
Short-term borrowings	(642)	(590)
Long-term debt	(6,632)	(7,242)
Net cash position	$2,766	$4,011

Cash, cash equivalents and marketable securities held in the U.S. were approximately $930 million at September 30, 2015. Most of the remaining $9.1 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.
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
Dividend payments were $1.9 billion and $1.8 billion in 2015 and 2014, respectively. Dividends declared per common share were $1.11 in 2015 and $1.08 in 2014. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $500 million during each of the past three years and are expected to increase to approximately $800 million in 2015 and to $1.0 billion in 2016. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are planning to construct a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

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

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to October 2019 and July 2020. Each facility is extendable annually by one year on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at September 30, 2015 and December 31, 2014.

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

Our exposure with certain European government-backed entities have a higher risk of default. These government-backed entities are monitored through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. Our exposure has been reduced by factoring certain receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis. Our credit exposure to trade receivables in Greece, Portugal, Italy and Spain was approximately $145 million at September 30, 2015, of which approximately 85% was from government-backed entities. Sales of trade receivables in Italy were $327 million in 2015. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

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
Cash Flows
The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2015	2014
Cash flow provided by/(used in):
Operating activities	$1,221	$2,576
Investing activities	(588)	865
Financing activities	(2,265)	(2,206)

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

The $1.4 billion decrease in cash provided by operating activities compared to 2014 was primarily attributable to:

•	Timing of payments with alliance partners (approximately $900 million), particularly for Abilify* active product ingredient supply and Medicaid rebates which will continue throughout 2015;

•
Timing of customer collections resulting primarily from higher net product sales including those with extended payment terms for certain new products and less factoring (approximately $500 million); and

•	Lower proceeds from the diabetes business divestiture allocated to the supply and R&D arrangements in 2014 (approximately $300 million).
Partially offset by:

•	Changes in inventory levels, particularly those related to Abilify* (approximately $400 million).
Investing Activities

Cash requirements from investing activities include cash used for business acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures and the sale and maturity of marketable securities.

The $1.5 billion decrease in cash provided by investing activities compared to 2014 was primarily attributable to:

•	Lower proceeds resulting from the diabetes and other business divestitures of approximately $2.8 billion ($700 million in 2015 and $3.5 billion in 2014); and

•	Cash used to acquire Flexus ($800 million) in 2015.
Partially offset by:

•	Lower net purchases of marketable securities of approximately $2.2 billion in 2015; and

•	Cash used to acquire iPierian ($175 million) in 2014.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2015	33,737	$59.51	—	$1,368
February 1 to 28, 2015	9,178	$60.50	—	$1,368
March 1 to 31, 2015	1,825,224	$63.41	—	$1,368
Three months ended March 31, 2015	1,868,139		—
April 1 to 30, 2015	19,294	$63.42	—	$1,368
May 1 to 31, 2015	14,672	$64.93	—	$1,368
June 1 to 30, 2015	10,387	$66.17	—	$1,368
Three months ended June 30, 2015	44,353		—
July 1 to 31, 2015	13,256	$67.47	—	$1,368
August 1 to 31, 2015	8,553	$65.69	—	$1,368
September 1 to 30, 2015	5,444	$60.08	—	$1,368
Three months ended September 30, 2015	27,253		—
Nine months ended September 30, 2015	1,939,745		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

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
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon and Symlin are trademarks of Amylin Pharmaceuticals, LLC and AstraZeneca Pharmaceuticals LP; Farxiga/Xigduo and Onglyza/Kombiglyze are trademarks of AstraZeneca AB (PUBL); Myalept is a trademark of Aegerion Pharmaceutical, Inc.; Erbitux is a trademark of ImClone LLC; Plavix is a trademark of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Tybost is a trademark of Gilead Sciences, Inc.; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Reglan is a trademark of ANIP Acquisition Company; Ixempra is a trademark of R-Pharm US LLC and Prostvac is a trademark of Bavarian Nordic A/S. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 27, 2015	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	October 27, 2015	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer