Form 10-K
period 2015-12-31
BRISTOL MYERS SQUIBB CO
filed 2016-02-12
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
_______________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Commission File Number 1-1136
_______________
BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)
________________

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
345 Park Avenue, New York, N.Y. 10154
(Address of principal executive offices)
Telephone: (212) 546-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
1.000% Notes due 2025	New York Stock Exchange
1.750% Notes due 2035	New York Stock Exchange
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,665,867,299 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $110,846,810,075. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2016, there were 1,669,459,090 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 3, 2016, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate in one segment—BioPharmaceuticals. For additional information about business segments, refer to “Item 8. Financial Statements—Note 2. Business Segment Information.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the United States (U.S.), Puerto Rico and in six foreign countries.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
United States	49%	49%	51%
Europe	21%	23%	24%
Japan	10%	6%	5%
China	4%	4%	4%

Total Revenues	$16,560	$15,879	$16,385

Acquisitions and Divestitures

We have transitioned BMS into a leading-edge specialty biopharmaceutical company focused exclusively on discovering, developing, and delivering innovative medicines that address serious unmet medical needs. This transition has encompassed all areas of our business and operations. As part of this strategy, we have divested our diabetes and non-pharmaceutical businesses, restructured our alliances to divest certain mature brand products, implemented our acquisition and licensing strategy and executed our productivity transformation initiative. Significant divestitures include the anticipated divestiture of the investigational HIV medicines in the first half of 2016, Erbitux* in North America in 2015, our diabetes business in 2014 and Mead Johnson in 2009. As part of our acquisition and licensing strategy, we acquired Cardioxyl Pharmaceuticals, Inc. (Cardioxyl) and Flexus Biosciences, Inc. (Flexus) in 2015, iPierian, Inc. (iPierian) in 2014, Amylin Pharmaceuticals, Inc. (Amylin) and Inhibitex, Inc. (Inhibitex) in 2012 and Amira Pharmaceuticals, Inc. (Amira) in 2011 and entered into several license and other collaboration arrangements. These transactions have allowed, and continue to allow, us to focus our resources behind growth opportunities which drive the greatest long-term value. From a disease standpoint, we are focused on the following core therapeutic areas: oncology, immuno-oncology, immunoscience, cardiovascular disease, fibrosis and genetically defined diseases.

Products

Our pharmaceutical products include chemically-synthesized drugs, or small molecules, and an increasing portion of products produced from biological processes (typically involving recombinant DNA technology), called “biologics.” Small molecule drugs are typically administered orally, e.g., in the form of a pill or tablet, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by infusion. Most of our revenues come from products in the following therapeutic classes: virology, including HIV infection; oncology; immunoscience; cardiovascular; and neuroscience.

In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. Our business is focused on innovative biopharmaceutical products, and we rely on patent rights and various forms of regulatory protection to maintain the market exclusivity of our products. In the U.S., the European Union (EU) and some other countries, when these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of patent rights and regulatory forms of exclusivity, refer to “—Intellectual Property and Product Exclusivity” below. For further discussion of the impact of generic competition on our business, refer to “—Generic Competition” below.

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
The following schedule presents revenues of our key products and estimated basic exclusivity loss in the U.S., EU, Japan and China:

	Total Revenues by Product			Past or Currently Estimated Year of Basic Exclusivity Loss
Dollars in Millions	2015	2014	2013	U.S.		EU(a)		Japan		China
Virology
Baraclude (entecavir)	$1,312	$1,441	$1,527	2014	(b)	2011-2016	(c)	2016		--
Hepatitis C Franchise(d)	1,603	256	—	2028		2027		2028	(e)	++
Reyataz (atazanavir sulfate) Franchise	1,139	1,362	1,551	2017		2017-2019	(f)	2019		2017
Sustiva (efavirenz) Franchise	1,252	1,444	1,614	2017	(g)	2013	(h)	++		++
Oncology
Empliciti (elotuzumab)(i)	3	—	—	2026		++		++		++
Erbitux* (cetuximab)	501	723	696	2016	(j)	++		2016	(k)	++
Opdivo (nivolumab)	942	6	—	2027	(l)	2026	(l)	2031	(l)	++
Sprycel (dasatinib)	1,620	1,493	1,280	2020	(m)	^^		2021		2020
Yervoy (ipilimumab)	1,126	1,308	960	2023	(n)	2021	(o)	2023	(p)	++
Neuroscience
Abilify* (aripiprazole)	746	2,020	2,289	2015	(q)	2014	(q)	++		++
Immunoscience
Orencia (abatacept)	1,885	1,652	1,444	2019	(r)	2017	(s)	2018	(t)	++
Cardiovascular
Eliquis (apixaban)	1,860	774	146	2023	(u)	2022	(v)	2026	(v)	^
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
--    There is uncertainty about China's exclusivity laws which has resulted in generic competition in the China market.
^    There is uncertainty about China's exclusivity laws.

^^
In May 2013, Apotex Inc., Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the European Patent Office (EPO) seeking revocation of European Patent No. 1169038 (the '038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. The Company will appeal the EPO’s decision to the EPO Board of Appeal. The ‘038 patent will remain in force pending the outcome of our appeal of the EPO’s decision, and we intend to pursue legal options to defend our intellectual property rights from any future infringement. Refer to “Note 22. Legal Proceedings and Contingencies” for more information.

(a)
References to the EU throughout this Form 10-K include all member states of the European Union during the year ended December 31, 2015. Basic patent applications have not been filed in all current member states for all of the listed products. In some instances, the date of basic exclusivity loss will be different in various EU member states. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)
Baraclude U.S.: In September 2014, Teva Pharmaceuticals launched a generic version of Baraclude and we have experienced a negative impact on U.S. net product sales of Baraclude beginning in the fourth quarter of 2014. These actions follow a decision in June 2014 by the U.S. Court of Appeals for the Federal Circuit to uphold a lower court decision invalidating Baraclude’s patent in February 2013. In May 2015, the U.S. Supreme Court denied the Company's petition for a writ of certiorari. Accordingly, this case is now concluded. For more information about this patent litigation matter, refer to "Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies."

(c)	Baraclude EU: The composition of matter patent expires in the EU between 2011 and 2016.

(d)	Exclusivity period relates to the Daklinza brand.

(e)	The composition of matter covering daclatasvir in Japan expires in 2028 including granted patent term extension.

(f)	Reyataz EU: Data exclusivity in the EU expired in 2014 and projected market exclusivity expires between 2017 and 2019.

(g)
Sustiva U.S.: Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. The composition of matter patent for efavirenz in the U.S. expired in 2013 and the method of use patent for the treatment of HIV infection expired in September 2014. Pediatric exclusivity has been granted, which provides an additional six month period of exclusivity added to the term of the patents listed in the Orange Book. In October 2014, the Company announced that it has successfully resolved all outstanding U.S. patent litigation relating to efavirenz and that loss of exclusivity in the U.S. for efavirenz is not expected to occur until December 2017.

(h)
Sustiva EU: Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. Market exclusivity for Sustiva expired in November 2013 in countries in the EU. Data exclusivity for Sustiva expired in the EU in 2009.

(i)
Empliciti: We have a commercialization agreement with AbbVie Inc. (AbbVie) for Empliciti. For more information about our arrangement with AbbVie, refer to “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.” AbbVie owns a patent covering elotuzumab as a composition of matter that expires in 2026 in the U.S. (excluding potential patent term extension) and 2024 in the EU, Japan and China (excluding potential patent term extensions in the EU and Japan).

(j)
Erbitux* U.S.: Biologic product approved under a Biologics License Application (BLA). Data exclusivity in the U.S. expires in 2016. There is no patent that specifically claims the composition of matter of cetuximab, the active ingredient in Erbitux*. In 2015, the Company transferred its rights, including full commercialization and manufacturing responsibilities of Erbitux* in North America to Lilly in return for sales-based royalties. For more information about our arrangement with Lilly, refer to "—Alliances" below and “Item 8. Financial Statements—Note 3. Alliances.”

(k)	Erbitux* Japan: Exclusivity period is based on regulatory data protection. BMS transferred its co-commercialization rights in Japan to Merck KgaA in 2015 in exchange for sales-based royalties.

(l)
Opdivo: We jointly own a patent with Ono Pharmaceutical Co., Ltd. (Ono) covering nivolumab as a composition of matter that expires in 2027 in the U.S. (excluding potential patent term extension) and 2026 in the EU (excluding potential patent term extensions). The composition of matter patent covering nivolumab in Japan expires in 2031 including granted patent term extension.

(m)
Sprycel: A patent term extension has been granted in the U.S. extending the term on the basic composition of matter patent covering dasatinib until June 2020. In 2013, the Company entered into a settlement agreement with Apotex regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate abbreviated New Drug Application product in September 2024, or earlier in certain circumstances. In the U.S., orphan drug exclusivity expired in 2013.

(n)
Yervoy U.S.: Exclusivity period is based on regulatory data protection. Data exclusivity expires in the U.S. in 2023. We own a patent covering ipilimumab as a composition of matter that currently expires in 2022 in the U.S. (excluding potential patent term extension).

(o)
Yervoy EU: Exclusivity period is based on regulatory data protection. Data exclusivity expires in the EU in 2021. We own a patent covering ipilimumab as a composition of matter that currently expires in 2020 in the EU (excluding potential patent term extensions).

(p)
Yervoy Japan: Exclusivity period is based on regulatory data protection. We own a patent covering ipilimumab as a composition of matter that currently expires in 2020 in Japan (excluding potential patent term extension).

(q)	Abilify*: Our commercialization rights of Abilify* terminated in April 2015 in the U.S. and in June 2014 in the EU.

(r)
Orencia U.S.: We have a series of patents covering abatacept and its method of use. In the U.S., a patent term extension has been granted for one of the composition of matter patents, extending the term of the U.S. patent to 2019. Data exclusivity expires in the U.S. in 2017 and the method of use patent expires in 2021.

(s)
Orencia EU: In the EU, the composition of matter patent covering abatacept expired in 2012. In the majority of the EU countries, we have applied for supplementary protection certificates and also pediatric extension of the supplementary protection certificates for protection until 2017. Most of these protection certificates have been granted. Data exclusivity expires in the EU in 2017 and the method of use patent expires in 2021.

(t)	Orencia Japan: Exclusivity period is based on regulatory data protection.

(u)
Eliquis U.S.: The composition of matter patent covering apixaban in the U.S. expires in February 2023 (excluding potential patent term extension). In August 2015, we received a Petition for Inter Partes Review of the composition of matter patent covering apixaban filed at the United States Patent and Trademark Office by the Coalition for Affordable Drugs. For more information about this patent litigation matter, refer to “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies."

(v)
Eliquis EU and Japan: The composition of matter patent covering apixaban in the EU expires in 2022. We have applied for supplementary protection certificates. Some of these supplementary protection certificates have been granted and expire in 2026. Data exclusivity in the EU expires in 2021. The composition of matter covering apixaban in Japan expires in 2026 including granted patent term extension.

Below is a summary of the indication, product partner, if any, and third-party manufacturing arrangements, if any, for each of the above products in the U.S. and, where applicable, the EU and Japan.

Baraclude
Baraclude is a potent and selective inhibitor of hepatitis B virus that was approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic hepatitis B virus infection. Baraclude was discovered and developed internally.

Bulk active entecavir is manufactured by both the company and a third party. The product is then finished in our facilities.

Hepatitis C Franchise
Daklinza (daclatasvir (DCV)) is an oral small molecule NS5A replication complex inhibitor for the treatment of hepatitis C virus infection (HCV) and was approved by the FDA for use with Gilead Sciences, Inc.'s (Gilead) sofosbuvir for genotype 3.

Sunvepra (asunaprevir (ASV)) is an oral small molecule NS3 protease inhibitor for the treatment of HCV and is part of the dual regimen of DCV+ASV in Japan.
We manufacture our bulk requirements of daclatasvir and finish the product in our facilities. We obtain bulk requirements for asunaprevir from a third-party manufacturer and finish the product at a third-party facility.

Reyataz Franchise
Reyataz is a protease inhibitor for the treatment of HIV. The Reyataz Franchise includes Reyataz and combination therapy Evotaz (atazanavir 300 mg and cobicistat 150 mg), a once-daily single tablet two drug regimen combining Reyataz and Gilead's Tybost* (cobicistat) for the treatment of HIV-1 infection in adults.

We developed atazanavir under a worldwide license from Novartis Pharmaceutical Corporation (Novartis) for which a royalty is paid based on a percentage of net product sales. We are entitled to promote Reyataz for use in combination with Norvir* (ritonavir) under a non-exclusive license agreement with AbbVie, as amended, for which a royalty is paid based on a percentage of net product sales. We have a licensing agreement with Gilead for Evotaz, which was approved in the U.S. in January 2015 and in the EU in July 2015.
We manufacture our bulk requirements for atazanavir and finish the product in our facilities.

Sustiva Franchise
Sustiva is a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. The Sustiva Franchise includes Sustiva, an antiretroviral drug used in the treatment of HIV, as well as bulk efavirenz which is included in the combination therapy Atripla* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), a once-daily single tablet three-drug regimen combining our Sustiva and Gilead’s Truvada* (emtricitabine and tenofovir disoproxil fumarate). For more information about our arrangement with Gilead, refer to “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”

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

Empliciti
Empliciti is a humanized monoclonal antibody which was approved by the FDA as a treatment for multiple myeloma and is part of our alliance with AbbVie. Under the terms of the alliance, we were granted exclusive global rights to co-develop and commercialize Empliciti. In November 2015, the FDA approved Empliciti for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received one to three prior therapies. Revlimid* is a product of Celgene Corporation. In January 2016, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending that Empliciti be granted approval for the treatment of multiple myeloma. We manufacture the bulk requirement for elotuzumab and finish the product in our facilities.

Erbitux*
Erbitux*, a biological product, is an IgG1 monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor (EGFR), which is expressed on the surface of certain cancer cells in multiple tumor types as well as some normal cells. Erbitux* is approved in combination with irinotecan for the treatment of patients with EGFR-expressing metastatic colorectal cancer (mCRC) who have failed an irinotecan-based regimen and as monotherapy for patients who are intolerant of irinotecan. The FDA approved Erbitux* for use in combination with radiation therapy, for the treatment of locally or regionally advanced squamous cell carcinoma of the head and neck and, as a single agent, for the treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck for whom prior platinum-based therapy has failed. The FDA also approved Erbitux* for first-line recurrent locoregional or metastatic head and neck cancer in combination with platinum-based chemotherapy with 5-Fluorouracil.

Exclusive distribution rights in North America for cetuximab were granted to the Company by ImClone Systems Incorporated (ImClone), the predecessor company of ImClone LLC, a wholly-owned subsidiary of Eli Lilly and Company (Lilly) and is part of our alliance with Lilly. In October 2015, we transferred our Erbitux* rights in North America to Lilly, including full commercialization and manufacturing responsibilities in return for sales-based royalties. For more information about our arrangement with Lilly, refer to "—Alliances" below and “Item 8. Financial Statements—Note 3. Alliances.”

Opdivo
Opdivo, a biological product, is a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and natural killer T (NKT) cells. In 2015, the FDA approved Opdivo for previously untreated patients with metastatic melanoma, previously treated patients with advanced renal cell carcinoma, and previously treated non-squamous (NSQ) and squamous (SQ) non-small cell lung cancer (NSCLC). In 2015, Opdivo received approval in the EU for previously treated SQ NSCLC and first-line and previously treated unresectable or metastatic melanoma. The Opdivo+Yervoy (ipilimumab) regimen was also approved by the FDA in 2015 for the treatment of BRAF V600 wild-type unresectable or metastatic melanoma. There are several ongoing potentially registrational trials for Opdivo in head and neck cancer, hodgkin and non-hodgkin lymphoma and bladder cancer, among other tumor types. Refer to "—Alliances" below and “Item 8. Financial Statements—Note 3. Alliances” for further discussion of our arrangement with Ono for Opdivo in Japan, South Korea and Taiwan.

We obtain our bulk requirements for Opdivo from a third party and finish the product in our facilities.

Sprycel
Sprycel is a multi-targeted tyrosine kinase inhibitor approved for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate). Gleevec* is a trademark of Novartis.

Sprycel was internally discovered and is part of our alliance with Otsuka Pharmaceutical Co., Ltd. (Otsuka). For more information about our alliance with Otsuka, refer to “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”
We manufacture our bulk requirements for dasatinib and finish the product in our facilities.

Yervoy
Yervoy, a biological product, is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. Yervoy was approved in the U.S. and the EU in 2011 and in Japan in 2015. In 2015, the FDA approved Yervoy for the adjuvant treatment of patients with cutaneous melanoma. For more information, about research and development of Yervoy, refer to “—Research and Development” below.

Yervoy was discovered by Medarex and co-developed by the Company and Medarex, which is now our subsidiary.
Bulk ipilimumab is manufactured by both the Company and a third party. The product is finished both in our facilities and at a third-party facility.

Abilify*
Abilify* is an atypical antipsychotic agent for adult patients with schizophrenia, bipolar mania disorder and major depressive disorder. Abilify* also has pediatric uses in schizophrenia and bipolar disorder, among others.

BMS's rights to Abilify* expired in the U.S. in April 2015 and in all EU countries in June 2014. For more information about our arrangement with Otsuka, refer to “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”

Orencia
Orencia, a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderately to severely active rheumatoid arthritis (RA) who have had an inadequate response to certain currently available treatments. Orencia is available in both an intravenous and subcutaneous formulation in the U.S., Europe and Japan. Refer to "—Alliances" below and “Item 8. Financial Statements—Note 3. Alliances” for further discussion of our collaborations with Ono for Orencia in Japan.

Bulk abatacept is manufactured by both the Company and a third party. We finish both formulations of the product in our own facilities.

Eliquis
Eliquis is an oral Factor Xa inhibitor targeted at stroke prevention in atrial fibrillation and the prevention and treatment of venous thromboembolic (VTE) disorders. Apixaban was discovered internally and is part of our alliance with Pfizer, Inc. (Pfizer). For more information about our alliance with Pfizer, refer to “Item 8. Financial Statements—Note 3. Alliances.”

Apixaban is manufactured by both the Company and a third party. The product is then finished in our facilities.

Research and Development

We invest heavily in research and development (R&D) because we believe it is critical to our long-term competitiveness. We have major R&D facilities in New Jersey, and are expanding our existing California-based research facility and have announced future plans for the opening of a new R&D site in Massachusetts. Research activities at our Connecticut facility will be phased out in the next few years. Research and development is also carried out at various other facilities throughout the world, including in Belgium, the UK, India, Japan and other sites in the U.S. We supplement our internal drug discovery and development programs with alliances and collaborative agreements which help us bring new products into the pipeline. In drug development, we engage the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our research and development activities.

We concentrate our research and development efforts in the following disease areas with significant unmet medical needs: immuno-oncology, oncology, immunoscience, cardiovascular, fibrotic diseases and genetically defined diseases. We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

The R&D process typically takes about fourteen years, with approximately three years often spent in Phase III, or late-stage, development. We consider our R&D programs in Phase III to be our significant R&D programs. These programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations.

Drug development is time consuming, expensive and risky. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2010-2014, approximately 92% of the compounds that enter Phase I development fail to achieve regulatory approval. The failure rate for compounds that enter Phase II development is approximately 83% and for compounds that enter Phase III development, it is approximately 39%.

Total research and development expenses include the costs of discovery research, preclinical development, early- and late-stage clinical development and drug formulation, as well as post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs, and other appropriate costs. Research and development spending was $5.9 billion in 2015, $4.5 billion in 2014 and $3.7 billion in 2013 and includes payments under third-party collaborations and contracts. At the end of 2015, we employed approximately 8,500 people in R&D activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a portfolio basis, investing resources in each stage of research and development from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 30-45% of our annual R&D expenses in the last three years. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years, except for Opdivo in 2015.

Listed below are the investigational compounds that we have in Phase I, II and III clinical trials. Whether or not any of these or our other investigational compounds ultimately becomes one of our marketed products depends on the results of clinical studies, the competitive landscape of the potential product’s market and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound that is approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds. The data is as of January 1, 2016.

Immuno-Oncology	Oncology	Immunoscience	Cardiovascular	Fibrotic Diseases	Genetically Defined Diseases	Virology
Phase I	Phase I	Phase I	Phase I	Phase I	Phase I
Anti-CSF 1R(a)	Anti-Fucosyl GM1	Anti-CD40	Factor XIa Inhibitors	Galectin-3 Inhibitor(f)	Anti-eTau(j)
Anti-GITR	Anti-HER2(d)	Anti-CD40L	PAR4 Antagonist	PEG-FGF21	Anti-Myostatin
Anti-LAG3	BET Inhibitor	BTK Inhibitor
Lirilumab (Anti-KIR)(b)	Mesothelin-ADC	TYK2 Inhibitor
Urelumab (Anti-CD137)	Ulocuplumab (Anti-CXCR4)	Anti-PD-L1

		Phase II	Phase II	Phase II		Phase II
		Lulizumab (Anti-CD28)	IKur Inhibitor	BMS-986020 (LPA1 Antagonist)(g)		BMS-955176 (HIV Maturation Inhibitor)(k)
			Nitroxyl Donor(e)	PEG-FGF21(h)
Pentraxin-2(i)

Phase III						Phase III
Prostvac*(c)						Beclabuvir
BMS-663068 (HIV Attachment Inhibitor)(k)

(a)	Exclusively licensed from Five Prime Therapeutics, Inc.

(b)	Exclusively licensed from Innate Pharma S.A.

(c)	Obtained through an exclusive option to license from Bavarian Nordic A/S.

(d)	Obtained through an exclusive license to acquire F-Star Alpha Ltd.

(e)	Obtained through acquisition of Cardioxyl Pharmaceuticals, Inc.

(f)	Obtained through an exclusive option to acquire Galecto Biotech AB.

(g)	Obtained through the acquisition of Amira Pharmaceuticals, Inc.
Refer to “Item 8. Financial Statements—Note 14. Goodwill and Other Intangible Assets" for additional information.

(h)	Exclusively licensed from Ambrx, Inc.

(i)	Obtained through an exclusive warrant to acquire Promedior, Inc.

(j)	Obtained through acquisition of iPierian, Inc.

(k)	Pending sale to ViiV Healthcare.

Additional information on our late-stage investigational compounds that we have in Phase III clinical trials or under regulatory review for at least one potential indication is below. The patent coverage highlighted below includes patent terms and patent term extensions that have been granted.

Beclabuvir
Beclabuvir is an oral small molecule non-nucleoside NS5B inhibitor in regulatory review in Japan for use in combination with DCV and ASV for the treatment of HCV. We own a patent covering Beclabuvir as a composition of matter that expires in 2027 in the U.S.

BMS-663068
BMS-663068 is an investigational compound being studied in HIV-1 which has shown antiviral activity in HIV-1 infected individuals. Attachment inhibitors have a distinct mode of action from other entry inhibitors, which prevent entry of HIV-1 into the host cell following attachment. BMS-663068 is a prodrug which is metabolized to the active basic compound. We hold a patent covering BMS-663068 as a composition of matter that expires in November 2027 in the U.S. BMS-663068 is expected to be sold to ViiV Healthcare in the first half of 2016.

Prostvac*
Prostvac* is Bavarian Nordic's investigational Phase III prostate-specific antigen (PSA)-targeting cancer immunotherapy in development for the treatment of asymptomatic or minimally symptomatic metastatic castration-resistant prostate cancer. BMS has an exclusive option to license and commercialize Prostvac*.

The following table lists potential additional indications and/or formulations of key marketed products that are in potentially registrational trials or currently under regulatory review:

Key marketed product	Potential indication and/or formulation

Hepatitis C Franchise	Combination with other antivirals for the treatment of HCV

Empliciti	Additional indication in first-line multiple myeloma

Opdivo
Additional indications in melanoma, renal cell carcinoma (RCC), lung cancer, hodgkin and non-hodgkin lymphoma, head and neck cancer, bladder cancer, glioblastoma, hepatocellular carcinoma, gastric cancer, esophageal cancer in monotherapy and/or in combination with Yervoy

Orencia	Additional indications in lupus nephritis, psoriatic arthritis, early RA and auto-injector device

Eliquis	Pediatric VTE treatment
The following key developments are currently expected to occur during 2016 with respect to our significant pipeline programs. The outcome and timing of these expected developments are dependent upon a number of factors including, among other things, the availability of data, the outcome of certain clinical trials, acceptance of presentations at certain medical meetings and/or actions by health authorities. We do not undertake any obligation to publicly update this information, whether as a result of new information, future events, or otherwise.

Hepatitis C Franchise	Data available from clinical trials Potential approvals for additional indications

Empliciti	Potential approval in multiple myeloma in the EU and Japan Data available from Phase III study in first-line multiple myeloma

Opdivo
Potential approval in the EU for NSQ NSCLC, Opdivo+Yervoy combination in melanoma and RCC
Data available from potentially registrational clinical trials in hodgkin and non-hodgkin lymphoma, head and neck cancer, bladder cancer, glioblastoma and lung cancer
Potential submissions in various tumors based on registrational trials.

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

Each of our alliances with third parties who own the rights to manufacture, market and/or sell pharmaceutical products contain customary early termination provisions typically found in agreements of this kind and are generally based on the material breach of the agreement by a party, or bankruptcy (voluntary or involuntary) of a party or product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 180 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize the product. Termination with a notice period is generally available where an involuntary bankruptcy petition has been filed (and has not been dismissed) or a material breach by a party has occurred (and not been cured). Most of our alliance agreements also permit us to terminate without cause, which is typically exercisable with substantial advance written notice and is sometimes exercisable only after a specified period of time has elapsed after the alliance agreement is signed. Our alliances typically do not otherwise contain provisions that provide the other party the right to terminate the alliance.

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

Our most significant current alliances for both currently marketed products and investigational compounds are described below. Refer to “Item 8. Financial Statements—Note 3. Alliances” for additional information on our alliance agreements.

Otsuka

We maintain a worldwide commercialization agreement with Otsuka to co-develop and co-promote Abilify*, excluding certain Asian countries. The U.S. portion of the agreement expired in April 2015. The agreement expired in all EU countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country. BMS received a share of U.S. net sales of Abilify* based on a tiered structure.

BMS and Otsuka also have an alliance for Sprycel in the U.S., Japan and the EU (the Oncology Territory). In February 2015, the co-promotion agreement with Otsuka was terminated in Japan. Ixempra* (ixabepilone) was included in the above alliance prior to BMS's divestiture of that business in 2015. A fee is paid to Otsuka based on the combined annual net sales of Sprycel and Ixempra* in the Oncology Territory (including post divestiture Ixempra* sales).

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

The collaboration agreement governing the commercialization of Atripla* in the U.S. and Canada will continue until terminated by mutual agreement of the parties or otherwise as described below. In the event of a material breach by one party of the collaboration agreement, the non-breaching party may terminate the agreement only if the breaching party does not cure the material breach and both parties agree that it is both desirable and practicable to withdraw the combination product from the markets where it is commercialized. At such time as one or more generic versions of a party’s component product(s) are launched in the U.S., the other party will have the right to terminate the collaboration agreement and be in control of the joint venture and the commercialization of the combination product, both in the U.S. and Canada; however, for three years the terminated party will continue to receive a percentage of the net product sales-based on the contribution of bulk components to Atripla*, and otherwise retains all rights to its own products.

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

In 2011, we entered into a licensing agreement with Gilead to develop and commercialize a fixed-dose combination containing Reyataz and Gilead’s cobicistat, a pharmacoenhancing or “boosting” agent that increases blood levels of certain HIV medicines to potentially allow for one pill once daily dosing. Evotaz was approved by the FDA in January 2015 and the European Commission (EC) in July 2015.

Lilly

BMS had a commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the co-development and promotion of Erbitux* in the U.S., Canada and Japan. In October 2015, BMS transferred its rights to Erbitux* in North America to Lilly in exchange for sales-based royalties. The transferred rights include, but are not limited to, full commercialization and manufacturing responsibilities.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pretax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032.

AbbVie

BMS and AbbVie have an alliance for Empliciti. Under the terms of the alliance, BMS was granted exclusive global rights to co-develop and commercialize Empliciti from PDL BioPharma, Inc. (now part of AbbVie). Both parties are co-developing the product and AbbVie funds 20% of global development costs. BMS is solely responsible for supply, distribution and sales and marketing activities within the alliance and is the principal in the end customer product sales. AbbVie shares 30% of all profits and losses in the U.S. and will be paid tiered royalties on net sales of Empliciti outside of the U.S. In addition, AbbVie is entitled to receive milestone payments from BMS if certain regulatory events and sales thresholds are achieved.

AstraZeneca

In February 2014, we sold to AstraZeneca PLC (AstraZeneca) our diabetes business that was comprised of the global alliance with them, including all rights and ownership to Onglyza*, Farxiga*, Bydureon*, Byetta*, Symlin* and Myalept*. We and AstraZeneca terminated our existing alliance agreements in connection with the sale and entered into several new agreements, including a transitional services agreement, a supply agreement and a development agreement. Under the supply agreement, we continue to have some manufacturing responsibilities for Onglyza*, Kombiglyze* and Farxiga*.

Pfizer

The Company and Pfizer are parties to a worldwide co-development and co-commercialization agreement for Eliquis. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies share commercialization expenses and profits and losses equally on a global basis except for in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales.

Ono

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo in all territories worldwide except Japan, South Korea and Taiwan (where Ono was responsible for all development and commercialization prior to the arrangement described below). Ono is entitled to receive royalties following regulatory approvals in all territories excluding the three countries listed above. Royalty rates on net sales are 4% in North America and 15% in all other applicable territories, subject to customary adjustments.

The alliance arrangement was expanded in July 2014 to establish collaboration activities in Japan, South Korea and Taiwan pertaining to Opdivo and several BMS compounds including Yervoy, lirilumab, urelumab and BMS-986016 (anti-LAG3). Both parties have the right and obligation to jointly develop and commercialize the compounds. BMS is responsible for supply of the products. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also have an alliance to co-develop and co-commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted by both parties with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid to the other party when a sale is made to that other party’s assigned customer.

Other Alliances

In May 2013, BMS and Reckitt Benckiser Group plc (Reckitt) started a three-year alliance regarding several over-the-counter-products sold primarily in Mexico and Brazil. Reckitt received the right to sell, distribute and market the products through May 2016. BMS also granted Reckitt an option to acquire the trademarks, inventory and certain other assets exclusively related to the products at the end of the alliance period, including a BMS manufacturing facility located in Mexico, at a price determined primarily based on a multiple of net sales from May 2014 through May 2016. In July 2015, Reckitt notified BMS that it was exercising its option. Substantially all employees at the facility are expected to be transferred to Reckitt. The closing is expected to occur in May 2016.

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

In addition to benefiting from patent protection, certain innovative pharmaceutical products can receive periods of regulatory exclusivity. An NDA that is designated as an orphan drug can receive seven years of exclusivity for the orphan indication. During this time period, neither NDAs nor aNDAs for the same drug product can be approved for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical trials are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity.

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

The primary route we use to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, and is also available for certain new chemical compounds and products. A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of a MAA with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the EC and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states.

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

Marketing, Distribution and Customers

We promote the appropriate use of our products directly to healthcare professionals and providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations (MCOs). We also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print, radio, television, and digital advertising and promotion. In addition, we sponsor general advertising to educate the public about our innovative medical research and corporate mission. For a discussion of the regulation of promotion and marketing of pharmaceuticals, refer to “—Government Regulation and Price Constraints” below.

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

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues were as follows:

	2015	2014	2013
McKesson Corporation	21%	20%	19%
AmerisourceBergen Corporation	16%	17%	15%
Cardinal Health, Inc.	12%	12%	14%

Our U.S. business has Inventory Management Agreements (IMAs) with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The IMAs, including those with our three largest wholesalers, expire in December 2017 subject to certain termination provisions.

In a number of defined countries outside of the U.S., we have established a full scale distributor model to make medically necessary drugs available to patients. We continue to own the marketing authorization and trademarks for these products, but have contracted the services of a full-service distributor to provide distribution and logistics; regulatory and pharmacovigilance; and sales, advertising and promotion for certain products. Sales in these distributor-based countries represented approximately 2% of the Company’s total revenues in 2015.

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

In certain countries outside the U.S., patent protection is weak or nonexistent and we must compete with generic versions shortly after we launch our innovative products. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For more information about market exclusivity, refer to “—Intellectual Property and Product Exclusivity” above.

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

Our medicines are priced based on a number of factors, including the value of scientific innovation for patients and society in the context of overall health care spend, economic factors impacting health care systems’ ability to provide appropriate and sustainable access and the necessity to sustain our investment in innovation platforms to address serious unmet medical needs. Central to price is the clinical value that this innovation brings to the market, the current landscape of alternative treatment options, the goal of ensuring appropriate patient access to this innovation and sustaining investment in innovative platforms. We continue to explore innovative pricing approaches to ensure that patients have access to our medicines. Enhancing patient access to medicines is a priority for us. We are focused on offering creative tiered pricing, voluntary licensing, reimbursement support and patient assistance programs to optimize access while protecting innovation; advocating for sustainable healthcare policies and infrastructure, leveraging advocacy/payer’s input and utilizing partnerships as appropriate; and improving access to care and supportive services for vulnerable patients through partnerships and demonstration projects.

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

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. In other markets, such as the UK and Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited, such as by the operation of a profit and price control plan in the UK and by the operation of a reference price system in Germany. Companies also face significant delays in market access for new products, mainly in France, Spain, Italy and Belgium, and more than two years can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes and free products for a portion of the expected therapy period. In recent years, Italy, for example, has imposed mandatory price decreases. The existence of price differentials within the EU due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

The U.S. healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We also participate in government programs that specify discounts to certain government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. As a result of the Patient Protection and Affordable Care Act (HR 3590) and the reconciliation bill containing a package of changes to the healthcare bill, we have experienced and will continue to experience additional financial costs and certain other changes to our business. For example, minimum rebates on our Medicaid drug sales have increased from 15.1 percent to 23.1 percent and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans. In addition, we extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Service Act.

We are required to provide a 50 percent discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “donut hole” and pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded drug sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE.

For further discussion of these rebates and programs, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues” and “—Critical Accounting Policies.”

Sources and Availability of Raw Materials

In general, we purchase our raw materials and supplies required for the production of our products in the open market. For some products, we purchase our raw materials and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We attempt, if possible, to mitigate our raw material supply risks, through inventory management and alternative sourcing strategies. For further discussion of sourcing, refer to “—Manufacturing and Quality Assurance” below and discussions of particular products.

Manufacturing and Quality Assurance

We operate and manage our manufacturing network in a manner that permits us to improve efficiency while maintaining flexibility to reallocate manufacturing capacity. Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. Given that shifting or adding manufacturing capacity can be a lengthy process requiring significant capital and other expenditures as well as regulatory approvals, we maintain and operate our flexible manufacturing network, consisting of internal and external resources that minimize unnecessary product transfers and inefficient uses of manufacturing capacity. For further discussion of the regulatory impact on our manufacturing, refer to “—Government Regulation and Price Constraints” above.

Our pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, France, Italy, Ireland, Japan, Mexico and China and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to continue modification of our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. The FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. We are building a new large-scale biologics manufacturing facility in Cruiserath, Ireland.

We rely on third parties to manufacture or supply us with all or a portion of the active ingredients necessary for us to manufacture various products, including Baraclude, the Sustiva Franchise, Yervoy, Opdivo, Reyataz, Orencia and Eliquis. Beginning in October 2015, following the transfer of our rights to Erbitux* in North America to Lilly, Lilly assumed manufacturing responsibilities for Erbitux*. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we will rely on the capacity of our Devens, Massachusetts facility and the capacity available at our third-party contract manufacturers to manufacture Orencia.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis. We expended approximately $18 million in 2015, $18 million in 2014 and $19 million in 2013 on capital projects undertaken specifically to meet environmental requirements. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs, or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

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

We may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites we bear remediation responsibility pursuant to contractual obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, refer to “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies.”

Employees

As of December 31, 2015, we employed approximately 25,000 people.

Foreign Operations

We have significant operations outside the U.S. They are conducted both through our subsidiaries and through distributors.

For further discussion of our total revenues by geographic area refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues.”

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. The change in foreign exchange rates had a net unfavorable impact on the growth rate of revenues in 2015. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on the growth rate of revenues, we attempt to mitigate their impact through operational means and by using various financial instruments. Refer to the discussions under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Bristol-Myers Squibb Website

Our internet website address is www.bms.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (SEC).

Information relating to corporate governance at Bristol-Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors, (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by directors and executive officers, is available on our website under the “Investors—Corporate Governance” caption and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Stockholder Services” caption. In addition, information about our Sustainability programs is available on our website under the "Responsibility" caption.

We incorporate by reference certain information from parts of our proxy statement for the 2015 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2016 Annual Meeting of Stockholders and 2015 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 21, 2016.

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
BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners, to deliver future growth. Competition is keen and includes (i) lower-priced generics and increasingly aggressive generic commercialization tactics, (ii) lower prices for other companies' products, real or perceived superior efficacy (benefit) or safety (risk) profiles, or other differentiating factors, (iii) technological advances and patents attained by our competitors, (iv) clinical study results from our products or a competitor’s products that affect the value proposition for our products, (v) business combinations among our competitors and major third-party payers, and (vi) competing interests for external partnerships to develop and bring new products to markets.

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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain patent and other intellectual property rights, or limitations on the use or loss of such rights, could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions can be approved and marketed.

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been and are likely to continue to be subject to patent litigation. In some cases, manufacturers may seek regulatory approval by submitting their own clinical trial data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this Form 10-K. In addition, some countries, such as India, are allowing competitors to manufacture and sell competing generic products, which negatively impacts the protections afforded the Company. Lower-priced biosimilars for BMS biologic products or competing biologics could negatively impact our volumes and prices.

Increased pricing pressure and other restrictions in the U.S. and abroad from managed care organizations, institutional purchasers, and government agencies and programs, among others, could negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio from market access, pricing and discounting and other restrictions in the U.S., the EU and other regions around the world, including from (i) rules and practices of managed care organizations and institutional and governmental purchasers; (ii) judicial decisions and changes in laws and regulations for federal healthcare programs such as Medicare and Medicaid as well as U.S. healthcare reform, and other government actions and inquiries; (iii) the potential impact of changes to pharmaceutical reimbursement, and increased pricing pressure from Medicare Part D formularies, Medicare Part B reimbursement rates as well as commercial formularies in general; (iv) reimbursement delays; (v) government price erosion mechanisms across Europe and in other countries, resulting in deflation for pharmaceutical product pricing; (vi) collection delays in government-funded public hospitals outside the U.S. (vii) the impact on pricing from parallel trade across borders; (viii) other developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (ix) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to our Sanofi alliance, out-licensed intellectual property and contingent proceeds resulting from the divestiture of the diabetes and Erbitux* businesses. Pretax income generated from royalties were approximately $675 million in 2015. Our pretax income could be adversely affected if the royalty streams decline in future periods.

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
Our success is largely dependent on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical research and development, governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense. We cannot be sure that we will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.

The public announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', immuno-oncology products or late-stage compounds may cause significant volatility in our stock price. If the development of any of our key immuno-oncology compounds, whether alone or as part of a combination therapy, is delayed or discontinued, our stock price could decline significantly.
We are focusing our efforts and resources in certain disease areas. With our more focused portfolio, investors are placing heightened scrutiny on some of our products or late-stage compounds. In particular, Opdivo is an important asset in our immuno-oncology portfolio. During 2015, we announced multiple regulatory milestones for Opdivo, a fully human monoclonal antibody that was approved as an anticancer treatment in non-small cell lung cancer, renal cell cancer and melanoma, and being investigated for other tumor types, alone or in combination with other approved cancer products such as Yervoy. In 2016, we expect to receive further news from ongoing clinical trials and health authorities.

The announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', immuno-oncology products or late-stage compounds, such as Opdivo, may cause significant volatility in our stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key immuno-oncology compounds, whether alone or as part of a combination therapy, any delay in our anticipated timelines for filing for regulatory approval, or a significant advancement of a competitor, will likely cause our stock price to decline significantly. There is no assurance that data from our clinical studies will support a filing for regulatory approval or even if approved, that any of our key immuno-oncology compounds will become commercially successful for all approved indications.

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

Regulatory approval delays are especially common when a product is expected to have a Risk Evaluation and Mitigation Strategy, as required by the FDA to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs (including in-process research and development (IPR&D)) are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. For example, in 2015, we recognized a $160 million IPRD impairment charge for an LPA1 antagonist and in 2014, we recognized a $310 million IPRD impairment charge for peginterferon lambda. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

Any businesses or assets we acquire in the future may underperform, and we may not be able to successfully integrate them into our existing business.
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
We have historically derived a majority of our revenue and earnings from several key products and while we are not as heavily dependent on one or two products as in past years, our dependence on the profitability of certain products is likely to continue. For instance, in 2015, Orencia, Eliquis, Sprycel and the Hepatitis C Franchise each represented approximately 10% or greater of consolidated revenues. We expect that growth products such as Opdivo and Eliquis will become an increasingly important part of our revenue base. A reduction in revenues from one or more of these products could significantly negatively impact our revenues, cash flows and earnings.

We could experience difficulties and delays in the manufacturing, distribution and sale of our products.
Our product supply and related patient access could be negatively impacted by, among other things: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our suppliers, to comply with Current Good Manufacturing Practices and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions and (ix) disruption in supply chain continuity including from natural or man-made disasters at one of our facilities or at a critical supplier.

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

Product labeling changes for our marketed products could result in a negative impact on revenues and profit margins.
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
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries, where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) anti-bribery regulations, such as the U.S. Foreign Corrupt Practice Act or UK Bribery Act, including compliance with ongoing reporting obligations to the government resulting from any settlements such as the civil settlement reached by the Company with the SEC in October 2015, (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws; (viii) environmental, health, safety and sustainability matters; and (iv) tax liabilities.

We depend on third parties to meet their contractual, regulatory, and other obligations.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, information technology and other business unit and functional services, and meet their contractual, regulatory, and other obligations. Some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risk given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on the Company’s operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, U.K. Bribery Act and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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
A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems, or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems, in non-encrypted portable media or storage devices. We could also experience a business interruption, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue and possibly increase in frequency. We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Social media platforms present risks and challenges.
The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges.

Adverse changes in U.S., global, regional or local economic conditions could adversely affect our profitability.
Global economic risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. The world’s major economies hold historically-high debt levels and many are experiencing slow growth and high unemployment rates. Several risks lie ahead, including the management of the U.S. debt and the European sovereign debt. We have significant operations in Europe, including for manufacturing. We have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. In addition, future pension plan funding requirements continue to be sensitive to global economic conditions and the related impact on equity markets. We are also exposed to other commercial risks and economic factors over which we do not have any control, which could pose significant challenges to our underlying profitability.

Changes in foreign currency exchange, interest and tax rates could have a material adverse effect on our operating results and liquidity.
We have significant operations outside of the U.S. generating approximately 51% of our revenues in 2015. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar against the euro, Japanese yen, Chinese renminbi, Canadian dollar and South Korean won, among others, which can be difficult to mitigate. Derivative financial instruments are used to hedge certain, but not all, underlying economic exposures. All of the financial instruments used, including derivatives, are subject to counterparty credit risk. In addition, the results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU. We are also exposed to changes in interest rates. Our ability to access money markets and/or capital markets could be impeded if adverse liquidity market conditions occur. Debt ratings would be pressured if financial and clinical expectations are not met.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.
Our principal executive offices are located at 345 Park Avenue, New York, NY, where we lease approximately 81,000 square feet of floor space. We own or lease approximately 182 properties in 49 countries.
We manufacture products at 10 worldwide locations, all of which are owned by us. Our manufacturing locations and aggregate square feet of floor space by geographic area were as follows at December 31, 2015:

	Number of Locations	Square Feet
United States	4	2,190,000
Europe	3	1,296,000
Rest of the World	3	514,000
Total	10	4,000,000
Portions of these manufacturing locations and the other properties owned or leased by us in the U.S. and elsewhere are used for research and development, administration, storage and distribution. For further information about our properties, refer to “Item 1. Business—Manufacturing and Quality Assurance."

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 22. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART IA
Executive Officers of the Registrant
Listed below is information on our executive officers as of February 12, 2016. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chief Executive Officer and Director Member of the Leadership Team	51
2010 to 2011 – Senior Vice President, Oncology and Immunology, Global Commercialization
2011 to 2013 – President, U.S. Pharmaceuticals
2013 to 2014 – Executive Vice President and Chief Commercial Officer
2014 to 2015 – Chief Operating Officer and Director of the Company
2015 to present – Chief Executive Officer and Director of the Company

Charles Bancroft Executive Vice President and Chief Financial Officer Member of the Leadership Team	56	2010 to 2011 – Chief Financial Officer of the Company 2011 to present – Executive Vice President and Chief Financial Officer of the Company
Emmanuel Blin Senior Vice President and Head of Commercialization, Policy and Operations Member of the Leadership Team	46	2010 to 2013 – President & General Manager, Japan 2013 to 2015 – President, Global Commercialization 2015 to present – Senior Vice President, Head of Commercialization, Policy and Operations
Joseph C. Caldarella Senior Vice President and Corporate Controller	60	2010 to present – Senior Vice President and Corporate Controller
Francis Cuss, MB BChir, FRCP Executive Vice President and Chief Scientific Officer Member of the Leadership Team	61	2010 to 2013 – Senior Vice President, Research 2013 to present – Executive Vice President and Chief Scientific Officer
John E. Elicker Senior Vice President, Public Affairs and Investor Relations Member of the Leadership Team	56	2010 to 2012 – Senior Vice President, Investor Relations 2012 to present – Senior Vice President, Public Affairs and Investor Relations
Murdo Gordon Senior Vice President and Head of Worldwide Markets Member of the Leadership Team	49
2010 to 2011 – Senior Vice President, Access
2011 to 2013 – Senior Vice President, Oncology and Immunology
2013 to 2015 – President, U.S. Pharmaceuticals
2015 to present – Senior Vice President, Head of Worldwide Markets

Ann Powell Judge Senior Vice President, Global Human Resources Member of the Leadership Team	50	2009 to 2013 – Chief Human Resources Officer, Shire Pharmaceuticals 2013 to present – Senior Vice President, Global Human Resources
Sandra Leung Executive Vice President and General Counsel Member of the Leadership Team	55	2007 to 2014 – General Counsel and Corporate Secretary 2014 to 2015 – Executive Vice President, General Counsel and Corporate Secretary 2015 to present – Executive Vice President and General Counsel
Anne Nielsen Senior Vice President and Chief Compliance and Ethics Officer Member of the Leadership Team	55
2009 to 2013 – Vice President and Associate General Counsel
2013 to 2013 – Senior Vice President and Deputy General Counsel
2013 to present – Senior Vice President and Chief Compliance and Ethics Officer

Louis S. Schmukler President, Global Manufacturing and Supply Member of the Leadership Team	60	2009 to 2011 – Senior Vice President, Specialty/Biotechnology Operating Unit, Pfizer 2011 to present – President, Global Manufacturing and Supply
Paul von Autenried Senior Vice President, Enterprise Services and Chief Information Officer Member of the Leadership Team	54
2007 to 2011 – Vice President and Chief Information Officer
2011 to 2012 – Senior Vice President and Chief Information Officer
2012 to present – Senior Vice President, Enterprise Services and Chief Information Officer

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.
Market Prices
Bristol-Myers Squibb common stock is traded on the New York Stock Exchange (NYSE) (Symbol: BMY). A quarterly summary of the high and low market prices is presented below:

	2015		2014
	High	Low	High	Low
Common:
First Quarter	$68.47	$58.48	$56.61	$48.54
Second Quarter	69.15	63.00	52.19	46.59
Third Quarter	70.06	57.30	51.96	47.86
Fourth Quarter	70.71	59.88	61.30	48.92

Holders of Common Stock

The number of record holders of common stock at December 31, 2015 was 45,942.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Our Board of Directors declared the following quarterly dividends per share, which were paid in the periods indicated below:

	Common		Preferred
	2015	2014	2015	2014
First Quarter	$0.37	$0.36	$0.50	$0.50
Second Quarter	0.37	0.36	0.50	0.50
Third Quarter	0.37	0.36	0.50	0.50
Fourth Quarter	0.37	0.36	0.50	0.50
	$1.48	$1.44	$2.00	$2.00
In December 2015, our Board of Directors declared a quarterly dividend of $0.38 per share on our common stock which was paid on February 1, 2016 to shareholders of record as of January 4, 2016. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 1, 2016 to shareholders of record as of February 5, 2016.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the 12 month period ended December 31, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2015	33,737	$59.51	—	$1,368
February 1 to 28, 2015	9,178	$60.50	—	$1,368
March 1 to 31, 2015	1,825,224	$63.41	—	$1,368
Three months ended March 31, 2015	1,868,139		—
April 1 to 30, 2015	19,294	$63.42	—	$1,368
May 1 to 31, 2015	14,672	$64.93	—	$1,368
June 1 to 30, 2015	10,387	$66.17	—	$1,368
Three months ended June 30, 2015	44,353		—
July 1 to 31, 2015	13,256	$67.47	—	$1,368
August 1 to 31, 2015	8,553	$65.69	—	$1,368
September 1 to 30, 2015	5,444	$60.08	—	$1,368
Three months ended September 30, 2015	27,253		—
October 1 to 31, 2015	11,137	$60.48	—	$1,368
November 1 to 30, 2015	17,550	$64.53	—	$1,368
December 1 to 31, 2015	18,582	$67.52	—	$1,368
Three months ended December 31, 2015	47,269		—
Twelve months ended December 31, 2015	1,987,014		—

(a)	Reflects the shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock. In June 2012, the Board of Directors increased its authorization for the repurchase of common stock by an additional $3.0 billion. The repurchase program does not have an expiration date and we may consider future repurchases.

Item 6.	SELECTED FINANCIAL DATA.
Five Year Financial Summary

Amounts in Millions, except per share data	2015	2014	2013	2012	2011
Income Statement Data:(a)
Total Revenues	$16,560	$15,879	$16,385	$17,621	$21,244
Continuing Operations:
Net Earnings	1,631	2,029	2,580	2,501	5,260
Net Earnings Attributable to:
Noncontrolling Interest	66	25	17	541	1,551
BMS	1,565	2,004	2,563	1,960	3,709

Net Earnings per Common Share Attributable to BMS:
Basic	$0.94	$1.21	$1.56	$1.17	$2.18
Diluted	$0.93	$1.20	$1.54	$1.16	$2.16

Average common shares outstanding:
Basic	1,667	1,657	1,644	1,670	1,700
Diluted	1,679	1,670	1,662	1,688	1,717

Cash dividends paid on BMS common and preferred stock	$2,477	$2,398	$2,309	$2,286	$2,254

Cash dividends declared per common share	$1.49	$1.45	$1.41	$1.37	$1.33

Financial Position Data at December 31:
Cash and cash equivalents	$2,385	$5,571	$3,586	$1,656	$5,776
Marketable securities(b)	6,545	6,272	4,686	4,696	5,866
Total Assets	31,748	33,749	38,592	35,897	32,970
Long-term debt(b)	6,550	7,242	7,981	7,232	5,376
Equity	14,424	14,983	15,236	13,638	15,867

(a)
For a discussion of items that affected the comparability of results for the years 2015, 2014 and 2013, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(b)	Includes current and non-current portion.

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

Our revenues increased by 4% in 2015 as a result of recently launched products such as our Hepatitis C Franchise (including previously deferred revenue in France) and Opdivo (nivolumab) and continued sales growth in Eliquis (apixaban). These impacts were partially offset by the changes in foreign currency rates, expiration of our U.S. and European Union (EU) commercialization rights to Abilify* (aripiprazole), competitive pressures resulting from exclusivity losses and other factors for Baraclude (entecavir), Reyataz (atazanavir sulfate) and Sustiva (efavirenz) in certain markets and the expiration/transfer of certain licensing and royalty rights.

The decrease in GAAP earnings per share (EPS) from $1.20 in 2014 to $0.93 in 2015 was due to higher research and development expenses as a result of upfront payments for licensing and asset acquisitions of investigational compounds. The tax impact of specified items contributed to the changes in the effective tax rate, including the non-tax-deductible research and development charges for the acquisitions of Flexus Biosciences, Inc. (Flexus) and Cardioxyl Pharmaceuticals, Inc. (Cardioxyl). After adjusting for specified items, the increase in non-GAAP EPS from $1.85 in 2014 to $2.01 in 2015 was primarily due to higher revenues.

Highlights
The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2015	2014	2013
Total Revenues	$16,560	$15,879	$16,385
Total Expenses	14,483	13,498	13,494
Earnings before Income Taxes	2,077	2,381	2,891
Provision for Income Taxes	446	352	311
Effective tax rate	21.5%	14.8%	10.8%

Net Earnings Attributable to BMS
GAAP	1,565	2,004	2,563
Non-GAAP	3,378	3,085	3,019

Diluted Earnings Per Share
GAAP	0.93	1.20	1.54
Non-GAAP	2.01	1.85	1.82

Cash, Cash Equivalents and Marketable Securities	8,930	11,843	8,272

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures refer to “—Non-GAAP Financial Measures."

Significant Product and Pipeline Approvals

We received over 100 approvals for new medicines and additional indications and formulations of currently marketed medicines including over 20 in major markets (the U.S., EU and Japan). The following is a summary of some of the more significant approvals received in 2015.

Product	Date	Approvals
Opdivo	December 2015
Japanese Ministry of Health, Labour and Welfare manufacturing and marketing approval for patients with unresectable, advanced or recurrent non-small cell lung cancer (NSCLC), received by Ono Pharmaceutical Co., Ltd. (Ono).

	November 2015	U.S. Food and Drug Administration (FDA) approval as a single agent for the treatment of previously untreated patients with BRAF V600 wild-type unresectable or metastatic melanoma
	November 2015	FDA approval for the treatment of previously treated patients with advanced (metastatic) renal cell carcinoma (RCC)
	October 2015	FDA approval for the treatment of previously treated patients with non-squamous (NSQ) NSCLC
	July 2015	EU approval for the treatment of locally advanced or metastatic squamous (SQ) NSCLC after prior chemotherapy
	June 2015	EU approval for the treatment of both first-line and previously treated unresectable or metastatic melanoma patients, regardless of BRAF status
	March 2015	FDA approval for the treatment of patients with advanced SQ NSCLC with progression on or after platinum-based chemotherapy
Opdivo+ Yervoy (ipilimumab)	September 2015	FDA approval for the treatment of patients with BRAF V600 wild-type unresectable or metastatic melanoma
Yervoy	October 2015	FDA approval for the adjuvant treatment of patients with cutaneous melanoma
	July 2015	Japanese Ministry of Health, Labour and Welfare approval for first and second line treatment for unresectable malignant melanoma
Empliciti (elotuzumab)	November 2015	FDA approval for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received one to three prior therapies
Hepatitis C Portfolio - Daklinza (daclatasvir)	July 2015	FDA approval for use with sofosbuvir for the treatment of patients with chronic hepatitis C virus (HCV) genotype 3
Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2015.

Strategy

We have transitioned to a specialty biopharmaceutical company, with a strategy designed to leverage both the reach and resources of a major pharmaceutical company as well as the entrepreneurial spirit and agility of a biotech firm. We are focused on discovering, developing and delivering innovative medicines that address serious unmet medical needs. Our four strategic priorities are to drive business performance, maintain our leadership in immuno-oncology, maintain a diversified portfolio both within and outside of immuno-oncology, and continue our disciplined approach to capital allocation, with business development as a top priority.

We are developing new medicines in the following core therapeutic areas: oncology, immuno-oncology, immunoscience, cardiovascular diseases, fibrosis and genetically defined diseases. We are pioneering innovative medicines in the area of immuno-oncology which unlock the body’s own immune system to battle cancer. Yervoy, our first immuno-oncology agent, was introduced in 2011 for the treatment of metastatic melanoma. During 2015, we announced several significant clinical and regulatory milestones in the U.S. and EU for Opdivo, a programmed death receptor-1 (PD-1) immune checkpoint inhibitor. Within 12 months of Opdivo's first approval in the U.S. for metastatic melanoma in late December 2014, we worked with unprecedented speed with the FDA and received five additional U.S. approvals for indications across three different tumor types, transforming cancer care in advanced NSCLC, melanoma and RCC. As of the end of 2015, Opdivo was approved in 43 countries. We continue to invest significantly in our deep pipeline of innovative medicines covering a broad array of cancers and have entered into several collaboration agreements to research and develop Opdivo and other approved or investigational oncology agents in combination regimens. Additionally in 2015, we enhanced our portfolio by acquiring rights to novel assets across several therapeutic areas including cardiovascular diseases and fibrosis.

We are evolving our commercial model and growing our marketed product portfolio in a manner consistent with our overall strategy. In oncology, we are building on the rapid commercial acceptance of Opdivo, which had revenues of approximately $900 million, and the continued success of Yervoy and Sprycel (dasatinib). Beyond oncology, we remain strongly committed to Orencia (abatacept) and Eliquis, each with revenues of approximately $1.9 billion in 2015. In 2015, we received U.S. approval for Daklinza for use with sofosbuvir for the treatment of patients with chronic HCV genotype 3. We also continue to support key brands in our virology franchise such as Reyataz, Baraclude and the Sustiva Franchise.

In December 2015, we announced the divestiture of our pipeline of investigational human immunodeficiency virus (HIV) medicines to ViiV Healthcare, a global specialist company exclusively dedicated to finding new medicines for people living with HIV. This transaction will allow us to focus on therapeutic areas which are a priority and will drive the greatest long-term value to us.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of key brands, executing new product launches, investing in our diverse and innovative pipeline, including through business development, focusing on prioritized markets, increasing investments in our biologics manufacturing capabilities and maintaining a culture of continuous improvement.

Acquisition and Licensing Arrangements
Acquisition and licensing transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, immuno-oncology, immunoscience, cardiovascular diseases, fibrosis and genetically defined diseases. Significant transactions entered into in 2015 are summarized below:

Kyorin Pharmaceutical Co., Ltd. (Kyorin)
In December 2015, BMS and Kyorin entered into an exclusive worldwide license agreement granting BMS the right to develop, manufacture and commercialize Kyorin's FPR2 agonist program. Kyorin will have an option to collaborate with BMS in the development and commercialization in Japan.

Cardioxyl
In December 2015, BMS acquired all of the outstanding shares of Cardioxyl, a privately held biotechnology company focused on the discovery and development of novel therapeutic agents for cardiovascular disease. The acquisition provided BMS with full rights to CXL-1427, a nitroxyl prodrug in Phase II development for acute decompensated heart failure.

Five Prime Therapeutics, Inc. (Five Prime)
In November 2015, BMS and Five Prime entered into an exclusive worldwide licensing and collaboration agreement for the development and commercialization of Five Prime’s colony stimulating factor 1 receptor (CSF1R) antibody program, including FPA008 currently in Phase I development for immunology and oncology indications. BMS will be responsible for the development, manufacturing and commercialization of FPA008, subject to Five Prime’s option to conduct certain studies at its cost to develop FPA008 in pigmented vilonodular synovitis (PVNS) and in combination with its own internal oncology pipeline assets. Five Prime also retained an option to co-promote in the U.S. The agreement replaces a previous clinical collaboration agreement between the two parties.

Promedior, Inc. (Promedior)
In September 2015, the Company purchased a warrant that gives BMS the exclusive right to acquire Promedior and gain worldwide rights to its lead asset, PRM-151, a recombinant form of human pentraxin-2 protein in Phase II development for the treatment of idiopathic pulmonary fibrosis (IPF) and myelofibrosis (MF). PRM-151 has been granted Fast Track designation in the U.S. and Orphan designation in the U.S. and Europe for the treatment of MF. In addition, PRM-151 has been granted Orphan Designation in the U.S. and Europe for the treatment of IPF.

uniQure N.V. (uniQure)
In May 2015, the Company entered into a collaboration and license agreement with uniQure granting BMS an exclusive license to uniQure’s gene therapy technology platform for specific collaboration targets. The potential gene therapy products for such collaboration targets developed with uniQure’s platform may be developed for any disease, although the parties intend to focus initially on cardiovascular diseases. The collaboration includes uniQure’s proprietary gene therapy program for congestive heart failure that is intended to restore the heart’s ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. In total, the companies may collaborate on 10 targets, including S100A1. BMS will be solely responsible for global commercialization of all products from the collaboration. In August 2015, the Company selected three additional collaboration targets.
In 2015, the Company acquired 2.4 million shares of uniQure in two separate tranches, or 9.9% of uniQure's outstanding shares immediately following the second of the two acquisitions. The Company also has been granted two warrants under which the Company has the right to purchase additional shares that, together with the shares currently owned by BMS, would equal 19.9% of uniQure's oustanding shares immediately after such issuance. The exercise of each warrant is conditioned upon the designation by BMS of a certain number of additional collaboration targets and the payment by BMS to uniQure of related fees under the collaboration and license agreement.

Flexus
In April 2015, the Company acquired all of the outstanding shares of Flexus, a privately held biotechnology company focused on discovering and developing novel anti-cancer therapeutics. The acquisition provided BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy with potential to be used in combination with BMS's immuno-oncology portfolio. In addition, the transaction included Flexus's IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds.

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

RESULTS OF OPERATIONS

Total Revenues
The composition of the changes in revenues was as follows:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	Total Revenues			Analysis of % Change		Analysis of % Change
				Total	Foreign	Total	Foreign
Dollars in Millions	2015	2014	2013	Change	Exchange(b)	Change	Exchange(b)
United States	$8,188	$7,716	$8,318	6%	—	(7)%	—
Europe	3,491	3,592	3,930	(3)%	(17)%	(9)%	—
Rest of the World	4,142	3,459	3,295	20%	(13)%	5%	(5)%
Other(a)	739	1,112	842	(34)%	N/A	32%	N/A
Total	$16,560	$15,879	$16,385	4%	(7)%	(3)%	(1)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

The increase in U.S. revenues in 2015 resulted from the launch of Opdivo and Daklinza and higher demand for Eliquis and Sprycel partially offset by the expiration of commercialization rights to Abilify* and the transfer of Erbitux* in North America. Average U.S. net selling prices increased by approximately 3%. Refer to "—Product Sales Discussion" below for additional information.

The decrease in U.S. revenues in 2014 resulted from the diabetes business divestiture in February 2014 partially offset by higher demand for Eliquis, Yervoy and Sprycel and higher average net selling prices of approximately 3%.

The decrease in Europe revenues in 2015 resulted from unfavorable foreign exchange and the expiration of commercialization rights to Abilify* in the EU in June 2014 partially offset by the launch of Daklinza in certain EU countries in the third quarter of 2014 and higher demand for Eliquis. Revenues were also impacted by approximately $170 million of Daklinza net product sales for amounts previously deferred in 2014 until final pricing was obtained in France which occurred in 2015. Revenues continue to be negatively impacted in many European countries as healthcare payers, including government agencies, continued to reduce healthcare costs through actions that directly or indirectly impose additional price reductions.

The decrease in Europe revenues in 2014 resulted from the expiration of EU commercialization rights to Abilify* in June 2014, the diabetes business divestiture and the loss of exclusivity of Sustiva in November 2013 partially offset by higher demand for Eliquis, Yervoy and Orencia and the launch of Daklinza in certain EU countries in the third quarter of 2014.

The increase in Rest of the World revenues in 2015 resulted from the launch of the Daklinza and Sunvepra dual regimen in Japan in the third quarter of 2014 and higher demand for Eliquis, partially offset by unfavorable foreign exchange (primarily in Japan).

The increase in Rest of the World revenues in 2014 resulted from higher demand for key products, particularly Eliquis, Yervoy, Sprycel and the launch of the Daklinza and Sunvepra dual regimen in Japan in the third quarter of 2014 partially offset by the diabetes business divestiture and unfavorable foreign exchange (primarily in Japan).

The decrease in Other revenues in 2015 resulted from the expiration/transfer of certain licensing and royalty rights. The increase in Other revenues in 2014 resulted from higher royalties, mature brand and over-the-counter product alliances and diabetes product supply sales in 2014. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion of the alliances.

No single country outside the U.S. contributed more than 10% of total revenues in 2015, 2014 or 2013 except for Japan which contributed 10% of total revenues in 2015.

We recognize revenue net of gross-to-net adjustments that are further described in "—Critical Accounting Policies". Our share of certain Abilify* and Atripla* revenues is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the below tables, our share of Abilify* and Atripla* gross-to-net adjustments were approximately $1.1 billion in 2015, $1.6 billion in 2014 and $1.3 billion in 2013. These gross-to-net adjustments decreased in 2015 due to the expiration of our U.S. commercialization rights to Abilify* in April 2015.
The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Sales Returns	Other Rebates, Discounts and Adjustments	Total
Balance at January 1, 2014	$49	$286	$279	$324	$938
Provision related to sale made in:
Current period	755	574	94	776	2,199
Prior period	—	(23)	(33)	(10)	(66)
Returns and payments	(748)	(570)	(105)	(711)	(2,134)
Foreign currency translation and other	—	—	(3)	(27)	(30)
Balance at December 31, 2014	$56	$267	$232	$352	$907
Provision related to sale made in:
Current period	1,043	878	109	1,206	3,236
Prior period	—	(19)	(73)	(23)	(115)
Returns and payments	(1,002)	(688)	(85)	(782)	(2,557)
Foreign currency translation and other	—	(4)	(2)	(44)	(50)
Balance at December 31, 2015	$97	$434	$181	$709	$1,421

The reconciliation of gross product sales to net product sales (which excludes alliance and other revenues) by each significant category of gross-to-net adjustments was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Gross product sales	$17,166	$13,793	$14,391
Gross-to-Net Adjustments
Charge-backs and cash discounts	(1,043)	(755)	(717)
Medicaid and Medicare rebates	(859)	(551)	(490)
Sales returns	(36)	(61)	(62)
Other rebates, discounts and adjustments	(1,183)	(766)	(818)
Total Gross-to-Net Adjustments	(3,121)	(2,133)	(2,087)
Net product sales	$14,045	$11,660	$12,304
Gross-to-net adjustment rates are primarily a function of changes in revenue mix and contractual and legislative discounts and rebates. Gross-to-net adjustments increased in 2015 and 2014 due to:

•	Charge-backs and cash discounts increased in 2015 primarily due to higher product sales in the U.S., particularly regarding Eliquis and Opdivo.

•
Medicaid and Medicare rebates increased in 2015 primarily due to higher product sales and rebate rates in the U.S., particularly Medicare for Eliquis. Medicaid and Medicare rebates increased in 2014 primarily due to higher Medicare sales and rebate rates for Eliquis, and higher Medicaid rebates on virology products due to price increase limitations, partially offset by the diabetes business divestiture in February 2014.

•
The U.S. sales return reserve for Plavix* was reduced by $63 million in 2015, $30 million in 2014 and $22 million in 2013 after considering several factors including actual return experience and estimated inventory levels in the distribution channels. In accordance with Company policy, these products are eligible to be returned between six months prior to and twelve months after product expiration. The U.S. sales return reserve for Plavix* was not material at December 31, 2015.

•
Other rebates, discounts and adjustments increased in 2015 primarily due to additional rebates and discounts for Daklinza (including approximately $180 million upon obtaining final pricing in France for amounts deferred through March 31, 2015) and Eliquis.

Product Revenues

	Year Ended December 31,			% Change		% Change Attributable to Foreign Exchange
Dollars in Millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Virology
Baraclude (entecavir)	$1,312	$1,441	$1,527	(9)%	(6)%	(7)%	(2)%
U.S.	135	215	289	(37)%	(26)%	—	—
Non-U.S.	1,177	1,226	1,238	(4)%	(1)%	(9)%	(2)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	1,603	256	—	**	N/A	N/A	N/A
U.S.	323	—	—	N/A	N/A	—	—
Non-U.S.	1,280	256	—	**	N/A	N/A	N/A

Reyataz (atazanavir sulfate) Franchise	1,139	1,362	1,551	(16)%	(12)%	(5)%	(1)%
U.S.	591	689	769	(14)%	(10)%	—	—
Non-U.S.	548	673	782	(19)%	(14)%	(11)%	(3)%

Sustiva (efavirenz) Franchise	1,252	1,444	1,614	(13)%	(11)%	—	—
U.S.	1,041	1,118	1,092	(7)%	2%	—	—
Non-U.S.	211	326	522	(35)%	(38)%	(1)%	—

Oncology
Empliciti (elotuzumab)	3	—	—	N/A	N/A	N/A	N/A
U.S.	3	—	—	N/A	N/A	—	—

Erbitux* (cetuximab)	501	723	696	(31)%	4%	—	N/A
U.S.	487	682	682	(29)%	—	—	—
Non-U.S.	14	41	14	(66)%	**	(3)%	N/A

Opdivo (nivolumab)	942	6	—	**	N/A	N/A	N/A
U.S.	823	1	—	**	N/A	—	—
Non-U.S.	119	5	—	**	N/A	N/A	N/A

Sprycel (dasatinib)	1,620	1,493	1,280	9%	17%	(8)%	(2)%
U.S.	829	671	541	24%	24%	—	—
Non-U.S.	791	822	739	(4)%	11%	(16)%	(5)%

Yervoy (ipilimumab)	1,126	1,308	960	(14)%	36%	(7)%	(2)%
U.S.	602	709	577	(15)%	23%	—	—
Non-U.S.	524	599	383	(13)%	56%	(16)%	(4)%

Neuroscience
Abilify* (aripiprazole)	746	2,020	2,289	(63)%	(12)%	(1)%	—
U.S.	600	1,572	1,519	(62)%	3%	—	—
Non-U.S.	146	448	770	(67)%	(42)%	(4)%	—

Immunoscience
Orencia (abatacept)	1,885	1,652	1,444	14%	14%	(6)%	(2)%
U.S.	1,271	1,064	954	19%	12%	—	—
Non-U.S.	614	588	490	4%	20%	(18)%	(6)%

Cardiovascular
Eliquis (apixaban)	1,860	774	146	**	**	N/A	N/A
U.S.	1,023	404	97	**	**	—	—
Non-U.S.	837	370	49	**	**	N/A	N/A

Mature Products and All Other	2,571	3,400	4,878	(24)%	(30)%	(6)%	(1)%
U.S.	460	591	1,798	(22)%	(67)%	—	—
Non-U.S.	2,111	2,809	3,080	(25)%	(9)%	(7)%	(2)%
**    Change in excess of 100%

Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues decreased in both periods following the loss of exclusivity in September 2014.

•	International revenues decreased in 2015 due to unfavorable foreign exchange partially offset by higher demand in certain countries.
Hepatitis C Franchise — Includes Daklinza - an NS5A replication complex inhibitor (revenues of $1,315 million in 2015 and $201 million in 2014) and Sunvepra (asunaprevir) - an NS3 protease inhibitor (revenues of $288 million in 2015 and $55 million in 2014).

•	Daklinza was launched in the U.S. in July 2015. Additional competition is expected in the U.S. during 2016.

•
Daklinza was launched in Germany and certain other EU countries in the third quarter of 2014 and subsequently approved in other international markets during 2015. The Daklinza and Sunvepra dual regimen was launched in Japan in the third quarter of 2014. International revenues also include $170 million of previously deferred revenue in France recognized in 2015. International revenues are expected to significantly decline in 2016 due to increased competition primarily in Japan.

Reyataz Franchise — a protease inhibitor for the treatment of the HIV, which includes Reyataz and is also included in the combination therapy, Evotaz (atazanavir 300 mg and cobicistat 150 mg).

•	U.S. revenues decreased in both periods due to lower demand resulting from increased competition.

•	International revenues decreased in both periods due to unfavorable foreign exchange and lower demand resulting from increased competition.
Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•
U.S. revenues decreased in 2015 due to lower demand resulting from increased competition partially offset by higher average net selling prices. U.S. revenues increased in 2014 due to higher average net selling prices partially offset by lower demand.

•
International revenues decreased in both periods due to Sustiva's loss of exclusivity in Europe in November 2013, which continues to negatively impact demand, average net selling prices and Atripla* revenue sharing.

Empliciti - a humanized monoclonal antibody for the treatment of multiple myeloma.

•	Empliciti was launched in the U.S. in December 2015.
Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and squamous cell carcinoma of the head and neck.

•
U.S. revenues decreased in 2015 due to BMS transferring its rights to Erbitux* in North America to Eli Lilly and Company (Lilly) in October 2015. Refer to "Item 8. Financial Statements—Note 3. Alliances” for further discussion.

Opdivo — a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and natural killer T (NKT) cells that has been approved and continues to be investigated as an anti-cancer treatment.

•
U.S. revenues increased in 2015 due to the launch of Opdivo in December 2014 for the treatment of unresectable melanoma and subsequent approvals for additional indications in 2015, including in NSQ and SQ NSCLC and RCC, as well as the rapid commercial acceptance of Opdivo throughout the year. Refer to "—Significant Product and Pipeline Highlights" for further discussion on the additional Opdivo approvals in 2015.

•
Opdivo was launched in Japan in September 2014 and was subsequently approved in the EU in June 2015 for the treatment of unresectable melanoma and in July 2015 for the treatment of advanced SQ NSCLC. Opdivo also was approved in other international markets in 2015.

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

•
International revenues decreased in 2015 due to unfavorable foreign exchange partially offset by higher demand. International revenues increased in 2014 primarily due to higher demand partially offset by unfavorable foreign exchange.

Yervoy — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•
U.S. revenues decreased in 2015 due to lower demand resulting from the introduction of other immuno-oncology products being used to treat patients with melanoma, including Opdivo. U.S. revenues increased in 2014 due to higher demand.

•	International revenues decreased in 2015 due to unfavorable foreign exchange. International revenues increased in 2014 due to higher demand.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder.

•
U.S. revenues decreased in 2015 due to the expiration of our commercialization rights in April 2015. U.S. revenues increased in 2014 primarily due to higher average net selling prices partially offset by the reduction in our share of Abilify* revenues. BMS's share of Abilify* revenue was 50% in 2015, 33% in 2014 and 34% in 2013.

•
International revenues decreased in both periods following the expiration of our EU commercialization rights in June 2014 and Otsuka Pharmaceutical Co., Ltd. becoming the principal for the end customer sales in certain markets.

Orencia — a fusion protein indicated for adult patients with moderate to severe active rheumatoid arthritis (RA) and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased in both periods due to higher average net selling prices and demand.

•	International revenues increased in both periods primarily due to higher demand for the subcutaneous formulation partially offset by unfavorable foreign exchange.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in nonvalvular atrial fibrillation (NVAF) and the prevention and treatment of venous thromboembolic (VTE) disorders.

•
U.S. and international revenues increased in both periods due to higher demand following the 2013 launches in most major markets for the reduction of the risk of stroke and systemic embolism for patients with NVAF and the treatment of VTE in 2014 in the U.S. and in 2015 in the EU. International revenues were also impacted by unfavorable foreign exchange.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the diabetes alliance products, over-the-counter brands and royalty revenue.

•	U.S. revenues decreased in both periods primarily due to the diabetes business divestiture in February 2014.

•
International revenues decreased in 2015 due to the expiration/transfer of certain licensing and royalty rights, the diabetes business divestiture in February 2014, unfavorable foreign exchange and continued generic erosion. International revenues decreased in 2014 due to the diabetes business divestiture and the continued generic erosion of other products partially offset by higher alliance revenues.

Estimated End-User Demand
Pursuant to the U.S. Securities and Exchange Commission (SEC) Consent Order described below under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2015. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2015.
Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at June 30, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.4 months of inventory on hand internationally at direct customers at September 30, 2015 and June 30, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France and changes to our distribution model for over-the-counter products in Greece.
Fervex, a cold and flu product, had 2.9 months of inventory on hand at direct customers compared to 3.1 months of inventory on hand at June 30, 2015. The level of inventory on hand was primarily in Russia and France to support product seasonality.
Donormyl, a prescription sleeping aid, had 6.4 months of inventory on hand at direct customers compared to 4.8 months of inventory on hand at June 30, 2015. The level of inventory on hand was primarily in Russia and due to lower than expected demand from competitor pricing.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 95% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

For our businesses outside of the U.S., we have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of other methodologies to estimate such data, including using such factors as historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2015 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

				% Change
Dollar in Millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cost of products sold	$3,909	$3,932	$4,619	(1)%	(15)%
Marketing, selling and administrative	4,841	4,822	4,939	—	(2)%
Research and development	5,920	4,534	3,731	31%	22%
Other (income)/expense	(187)	210	205	**	2%
Total Expenses	$14,483	$13,498	$13,494	7%	—
**    Change in excess of 100%

Cost of products sold

Cost of products sold include material costs, internal labor and overhead from our owned manufacturing sites, third-party processing costs, other supply chain costs and the settlement of foreign currency forward contracts used to hedge forecasted intercompany inventory purchase transactions. Essentially all of these costs are managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing attributed to licensed products and alliances, amortization of acquired developed technology costs from business combinations and milestone payments that occur on or after regulatory approval.

Cost of products sold can vary between periods as a result of product mix and volume (particularly resulting from royalties and profit sharing expenses in connection with our alliances), changes in foreign currency, price, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs.

•	Cost of products sold remained relatively flat in 2015 as higher profit sharing and royalties for alliances (primarily Eliquis) was offset by favorable foreign exchange.

•
Cost of products sold decreased in 2014 primarily due to the diabetes business divestiture ($1.1 billion), partially offset by higher Eliquis profit sharing ($290 million) and accelerated depreciation for certain manufacturing facilities.

Marketing, selling and administrative

Marketing, selling and administrative expenses include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion and other expenses that are not attributed to product manufacturing costs or research and development expenses. Expenses are managed through regional commercialization organizations or global corporate organizations such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements.

•
Marketing, selling and administrative expenses remained relatively flat in 2015 as increased sales-related activities supporting Eliquis, Opdivo and the Hepatitis C Franchise were offset by favorable foreign exchange and $96 million of additional expenses related to the Branded Prescription Drug Fee in 2014 resulting from changes in IRS guidelines.

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

Research and development

Research and development activities include discovery research, preclinical and clinical development, drug formulation, as well as clinical trials and medical support of marketed products. Expenses include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies, upfront and contingent milestone payments for licensing and asset acquisitions of investigational compounds, IPRD impairment charges and proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, employee stock compensation costs and other appropriate costs. Certain expenses are shared with alliance partners based upon contractual agreements.

Expenses can vary between periods for a number of reasons, including the timing of upfront and contingent milestone payments for licensing and asset acquisitions and IPRD impairment charges.

•
Research and development expenses increased in 2015 due to higher charges resulting from investigational compound acquisitions (including $800 million for Flexus and $167 million for Cardioxyl), upfront payments for new alliance and licensing agreements (including $350 million for Five Prime) and increased investments to accelerate and expand Opdivo development programs partially offset by lower IPRD impairment charges (including $160 million for LPA1 antagonist in 2015) and favorable foreign exchange.

•
Research and development expenses increased in 2014 due to $343 million IPRD impairment charges (including $310 million for peginterferon lambda), higher variable employee compensation and clinical development costs, a $148 million charge for the acquisition of iPierian, Inc. (iPierian) and upfront and contingent milestone payments for alliance and licensing agreements of $130 million in 2014.

Refer to "Item 8. Financial Statements—Note 3. Alliances, Note 4. Acquisitions and Other Divestitures and Note 14. Goodwill and Other Intangible Assets" for further information.

Other (income)/expense

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Interest expense	$184	$203	$199
Investment income	(101)	(101)	(104)
Provision for restructuring	118	163	226
Litigation and other settlements	159	23	20
Equity in net income of affiliates	(83)	(107)	(166)
Out-licensed intangible asset impairment	13	29	—
Gain on sale of businesses, product lines and assets	(196)	(564)	(2)
Other alliance and licensing income	(628)	(404)	(148)
Pension charges	160	877	165
Loss on debt redemption	180	45	—
Other	7	46	15
Other (income)/expense	$(187)	$210	$205

•
Litigation and other settlements includes an additional charge of $90 million for a contractual dispute related to a license subsequent to the Company's earnings release for the fourth quarter of 2015.

•
Gain on sale of businesses, product lines and assets primarily resulted from the sale of the Ixempra* business, Mount Vernon, Indiana manufacturing facility, certain mature and other over-the-counter product businesses and the transfer of Erbitux* in North America in 2015 and the diabetes business divestiture in 2014. Refer to “Item 8. Financial Statements—Note 3. Alliances and Note 4. Acquisitions and Other Divestitures” for further details.

•
Other alliance and licensing income includes royalties, transitional services and other fees resulting from the diabetes and other business divestitures in 2015 and 2014 and income of $123 million resulting from the change in fair value of the written option liability attributed to the Reckitt Benckiser Group plc (Reckitt) alliance in 2015. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

•
Pension settlement charges were recognized after determining that the annual lump sum payments would exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2015, 2014 and 2013. The charges include the acceleration of a portion of unrecognized actuarial losses and will likely occur in the future. An additional pension settlement charge of $713 million was recognized in 2014 following the purchase of a group annuity contract from The Prudential Insurance Company of America in December 2014. Refer to “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities” for further details.

•
The loss on debt redemption in 2015 resulted from the early redemption of euro notes and a tender offer for certain other debt securities. Refer to "Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements" for further details.

Income Taxes

Dollars in Millions	2015	2014	2013
Earnings Before Income Taxes	$2,077	$2,381	$2,891
Provision for income taxes	446	352	311
Effective tax rate	21.5%	14.8%	10.8%

Historically, the effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in Switzerland, Ireland and Puerto Rico. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

The tax impact attributed to research and development charges, divestiture transactions and other specified items including additional transfer pricing reserves in 2014 increased the effective tax rate by 0.3% in 2015 and reduced the effective tax rate by 5.1% in 2014 and 4.6% in 2013. No tax benefits were attributed to the research and development charges resulting from the acquisitions of Flexus and Cardioxyl in 2015 and iPierian in 2014. Minimal income taxes were attributed to the diabetes business divestiture gain in 2014 because of the capital loss deduction on the sale of the Amylin shares and tax basis differences resulting primarily from allocated goodwill and Amylin deferred taxes. Earnings mix between high and low tax jurisdictions in all periods and the retroactive reinstatement of the 2012 research and development credit legislation in 2013 also impacted the effective tax rates. Refer to "Item 8. Financial Statements—Note 8. Income Taxes" for further information.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Accelerated depreciation, asset impairment and other shutdown costs	$84	$151	$36
Amortization of acquired Amylin intangible assets	—	—	549
Amortization of Amylin alliance proceeds	—	—	(273)
Amortization of Amylin inventory adjustment	—	—	14
Cost of products sold	84	151	326

Additional year of Branded Prescription Drug Fee	—	96	—
Process standardization implementation costs	10	9	16
Marketing, selling and administrative	10	105	16

License and asset acquisition charges	1,679	278	16
IPRD impairments	160	343	—
Other	44	—	—
Research and development	1,883	621	16

Provision for restructuring	115	163	226
Gain on sale of businesses, product lines and assets	(187)	(559)	—
Pension charges	160	877	161
Acquisition and alliance related items(a)	(123)	72	(10)
Litigation and other settlements	158	27	(23)
Out-licensed intangible asset impairment	13	11	—
Loss on debt redemption	180	45	—
Upfront, milestone and other licensing receipts	—	(10)	(14)
Other (income)/expense	316	626	340

Increase to pretax income	2,293	1,503	698

Income tax on items above	(480)	(545)	(242)
Specified tax charge(b)	—	123	—
Income taxes	(480)	(422)	(242)
Increase to net earnings	$1,813	$1,081	$456

(a)    Includes $16 million of additional year of Branded Prescription Drug Fee in the third quarter of 2014.
(b)    The 2014 specified tax charge relates to transfer pricing matters.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2015	2014	2013
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$1,565	$2,004	$2,563
Specified Items	1,813	1,081	456
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$3,378	$3,085	$3,019

Average Common Shares Outstanding — Diluted	1,679	1,670	1,662

Diluted EPS Attributable to BMS — GAAP	$0.93	$1.20	$1.54
Diluted EPS Attributable to Specified Items	1.08	0.65	0.28
Diluted EPS Attributable to BMS — Non-GAAP	$2.01	$1.85	$1.82

Financial Position, Liquidity and Capital Resources

Our net cash position was as follows:

Dollars in Millions	2015	2014
Cash and cash equivalents	$2,385	$5,571
Marketable securities — current	1,885	1,864
Marketable securities — non-current	4,660	4,408
Total cash, cash equivalents and marketable securities	8,930	11,843
Short-term borrowings	(139)	(590)
Long-term debt	(6,550)	(7,242)
Net cash position	$2,241	$4,011

Cash, cash equivalents and marketable securities held in the U.S. were approximately $1.7 billion at December 31, 2015. Most of the remaining $7.2 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently. This includes potential opportunities to repurchase certain debt securities, terminate certain interest rate swap contracts prior to their maturity and access the capital markets, subject to market conditions. For example, we issued senior unsecured notes in a registered public offering generating proceeds of $1.3 billion and redeemed/repurchased certain notes for nearly $2.0 billion during 2015. Refer to “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements” for further details. We issued commercial paper to meet near-term domestic liquidity requirements during 2015. The average amount of commercial paper outstanding was $254 million at a weighted-average interest rate of 0.16% during 2015. The maximum month end amount of commercial paper outstanding was $755 million with no outstanding borrowings at December 31, 2015.

Dividend payments were $2.5 billion in 2015, $2.4 billion in 2014 and $2.3 billion in 2013. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $800 million in 2015 and approximately $500 million in 2014 and 2013 and are expected to be approximately $1.3 billion in 2016 and $1.0 billion in 2017. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

Our marketable securities portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements” for further details.

Two separate $1.5 billion five-year revolving credit facilities are maintained from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2015 or 2014.

Additional regulations in the U.S. could be passed in the future which could negatively impact our results of operations, operating cash flow, liquidity and financial flexibility. We also continue to monitor the potential impact of the economic conditions in certain European countries and the related impact on prescription trends, pricing discounts, creditworthiness of our customers and our ability to collect outstanding receivables from our direct customers. Currently, we believe these economic conditions in the EU will not have a material impact on our liquidity, cash flow or financial flexibility.

Our exposure with certain European government-backed entities have a higher risk of default. These government-backed entities are monitored through economic factors including credit ratings, credit-default swap rates and debt-to-gross domestic product ratios in addition to entity specific factors. We manage our exposure by factoring certain receivables, including receivables in Italy, Portugal and Spain as circumstances permit. Factoring of receivables in those countries were $476 million in 2015, $454 million in 2014 and $509 million in 2013. Factoring of receivables in Japan were $358 million in 2014 and $522 million in 2013. Our factoring agreements do not allow for recourse in the event of uncollectibility and we do not retain interest to the underlying assets once sold.

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

Cash Flows
The following is a discussion of cash flow activities:

Dollars in Millions	2015	2014	2013
Cash flow provided by/(used in):
Operating activities	$1,832	$3,148	$3,545
Investing activities	(1,572)	1,216	(572)
Financing activities	(3,351)	(2,437)	(1,068)

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

The $1.3 billion decrease in cash provided by operating activities in 2015 was primarily attributable to:

•	Timing of payments with alliance partners (approximately $700 million), particularly active product ingredient supply and Medicaid rebates for Abilify*;

•	Higher upfront payments for new alliance and licensing agreements (approximately $600 million); and

•	Timing of customer collections resulting primarily from higher net product sales including those with extended payment terms for certain new products and less factoring (approximately $400 million).
Partially offset by:

•	The timing of other cash collections and payments in the ordinary course of business including among other items, changes in inventory levels, particularly those related to Abilify*.

The $397 million decrease in cash provided by operating activities in 2014 was primarily attributable to:

•	Lower upfront and contingent alliance proceeds of approximately $600 million (Reckitt alliance proceeds of $485 million in 2013); and

•	Additional net working capital requirements of approximately $400 million.
Partially offset by:

•	The timing of other cash collections and payments in the ordinary course of business including among other items, lower pension contributions, restructuring and annual bonus payments.

Investing Activities

Cash requirements from investing activities include cash used for business and asset acquisitions, manufacturing and facility-related capital expenditures and purchase of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures and the sale and maturity of marketable securities.

The $2.8 billion decrease in cash provided by investing activities in 2015 was primarily attributable to:

•	Lower proceeds resulting from the diabetes and other business divestitures of $2.9 billion ($700 million in 2015 and $3.6 billion in 2014);

•	Cash used to acquire Flexus ($800 million) and Cardioxyl ($200 million) in 2015; and

•	Higher capital expenditures (approximately $300 million).
Partially offset by:

•	Lower net purchases of marketable securities of $1.3 billion in 2015; and

•	Cash used to acquire iPierian ($175 million) in 2014.

The $1.8 billion decrease in cash used in investing activities in 2014 was primarily attributable to:

•	Proceeds of $3.5 billion allocated to the diabetes business divestiture in 2014.
Partially offset by:

•	Higher net purchases of marketable securities (approximately $1.6 billion); and

•	Cash used to acquire iPierian ($175 million) in 2014.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $914 million increase in cash used in financing activities in 2015 was primarily attributable to:

•	Lower short-term borrowings of approximately $700 million in 2015, consisting primarily of changes in bank overdrafts.

The $1.4 billion increase in cash used in financing activities in 2014 was primarily attributable to:

•	Lower net borrowings from long-term debt transactions of $1.6 billion ($676 million of repayments in 2014 and $892 million of net borrowings in 2013); and

•	Lower proceeds from stock option exercises ($288 million in 2014 and $564 million in 2013, including excess tax benefits).
Partially offset by:

•	Lower cash used to repurchase common stock (none in 2014 and $433 million in 2013).

Contractual Obligations
Payments due by period for our contractual obligations at December 31, 2015 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2016	2017	2018	2019	2020	Later Years
Short-term borrowings	$139	$139	$—	$—	$—	$—	$—
Long-term debt	6,339	—	750	—	500	—	5,089
Interest on long-term debt(a)	4,308	187	194	192	186	185	3,364
Operating leases	822	134	111	99	78	62	338
Purchase obligations	2,809	1,226	491	381	284	228	199
Uncertain tax positions(b)	75	75	—	—	—	—	—
Other long-term liabilities	480	—	101	52	33	31	263
Total	$14,972	$1,761	$1,647	$724	$1,081	$506	$9,253

(a)	Includes estimated future interest payments and periodic cash settlements of derivatives.

(b)	Includes only short-term uncertain tax benefits because of uncertainties regarding the timing of resolution.

In addition to the above, we are committed to an aggregated $9.3 billion of potential future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $2.6 billion (milestones achieved through Phase III clinical trials) and late-stage milestones of $6.7 billion (milestones achieved post Phase III clinical trials). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Some of these agreements also provide for sales-based milestones aggregating $2.3 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements—Note 3. Alliances” for further information regarding our alliances.
For a discussion of contractual obligations, refer to “Item 8. Financial Statements—Note 8. Income Taxes,” “—Note 10. Financial Instruments and Fair Value Measurements,” “—Note 19. Pension, Postretirement and Postemployment Liabilities” and “—Note 21. Leases.”

SEC Consent Order / FCPA Settlement

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

We maintain inventory management agreements (IMAs) with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the IMAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 95% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

In addition, as previously disclosed, in October 2015, the Company reached a civil settlement with the SEC of alleged Foreign Corrupt Practices Act (FCPA) violations in which the Company agreed to approximately $14.7 million in disgorgement, penalties and interest.  As part of the settlement, the Company also agreed to a two-year self-monitoring period of reporting to the government and is maintaining procedures to ensure compliance.

Recently Issued Accounting Standards

For recently issued accounting standards, refer to “Item 8. Financial Statements—Note 1. Accounting Policies—Recently Issued Accounting Standards.”

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

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and title and substantially all of the risks and rewards of ownership have transferred (generally upon shipment except in certain EU markets which does not occur until delivery of the products to the customer). In 2014, we deferred approximately $300 million invoiced for Daklinza under an early access program in France. A portion of this amount was recognized as revenue in 2015 when final pricing was obtained in France. Revenue is also reduced for gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgment after considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix (e.g. Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revised information or actual experience.

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

Gross-to-Net Adjustments

The following categories of gross-to-net adjustments involve significant estimates, judgments and information obtained from external sources. Refer to “—Total Revenues” above for further discussion and analysis of each significant category of gross-to-net sales adjustments.

Charge-backs and cash discounts

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

Medicaid and Medicare rebates

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

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit. We also pay a 50% point of service discount to the Centers for Medicare & Medicaid Services when the Medicare Part D beneficiaries are in the coverage gap ("donut hole"). The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

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

Other rebates, discounts and adjustments

Other gross-to-net sales adjustments include all other programs based on applicable laws and regulations for individual non-U.S. countries as well as rebates offered to managed healthcare organizations in the U.S to a lesser extent. The non-U.S. programs include several different pricing schemes such as cost caps, volume discounts, outcome-based pricing schemes and pricing claw-backs that are based on sales of individual companies or an aggregation of all companies participating in a specific market. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.
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

The yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts is used in determining the discount rate. The Citigroup Pension Discount curve is used for the U.S. plans. The U.S. plans’ pension expense for 2015 was determined using a 4.0% weighted-average discount rate. The present value of benefit obligations at December 31, 2015 for the U.S. pension plans was determined using a 4.2% discount rate. If the discount rate used in determining the U.S. plans’ pension expense for 2015 was reduced by an additional 1%, such expense would increase by approximately $9 million. If the assumed discount rate used in determining the U.S. pension plans’ projected benefit obligation at December 31, 2015 was reduced by an additional 1%, the projected benefit obligation would increase by approximately $1.0 billion.

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

The expected long-term rate of return on plan assets is estimated considering expected returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2015 was determined using an 7.8% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2015 was reduced by 1%, such expense would increase by $39 million.

For a more detailed discussion on retirement benefits, refer to “Item 8. Financial Statements—Note 19. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations and Divestitures

Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $8.3 billion (representing 26% of total assets) at December 31, 2015.

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

We consider all of the above factors when determining whether a business was acquired (or divested) as well as the compound's development phase if no commercial products are involved. For example, in evaluating our acquisitions of Cardioxyl and Flexus in 2015 and iPierian in 2014, we concluded that no significant processes were transferred to us, thus the transactions were accounted for as asset acquisitions. As a result, the amounts allocated to the lead investigational compounds were expensed and not capitalized. In addition, contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties were not included in the purchase price. Refer to "Item 8. Financial Statements—Note 4. Acquisitions and Other Divestitures" for further discussion on our acquisitions.

Similarly, in evaluating our divestitures of Erbitux*, Ixempra* and the businesses comprising the alliances with The Medicines Company and Valeant Pharmaceuticals International, Inc. in 2015 and our diabetes business to AstraZeneca PLC (AstraZeneca) in 2014 we concluded that all necessary inputs and processes were transferred, and consequently the transactions were accounted for as sales of businesses, which resulted in the allocation of goodwill ($73 million in 2015 and $600 million in 2014) to the carrying value of the businesses in determining the gain on sale. Contingent proceeds related to divestitures are not recognized until realized.

Valuation processes are also required for certain multiple element arrangements and include determination of judgmental and complex matters, discussed above. For example, BMS purchased a warrant in 2015 that gives BMS the exclusive right to acquire Promedior, which required the determination of the best estimated selling price of the two separate elements identified in the transaction (the warrant and the clinical development services). Similarly, the divestiture of the diabetes business to AstraZeneca in 2014 required the determination of the best estimated selling price of several elements including the business, supply and development agreements (including the appropriate mark-ups) and the estimated fair value of the manufacturing facility. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion on both transactions.

Impairment

Other Intangible Assets, including IPRD

Other intangible assets were $1.4 billion at December 31, 2015, including licenses ($266 million), developed technology rights ($758 million), capitalized software ($275 million) and IPRD ($120 million). Intangible assets are assessed for impairment whenever current facts or circumstances warrant a review, although IPRD is assessed at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.

Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges are likely to occur in future periods. We recognized a $160 million charge in 2015 for BMS-986020 which was in Phase II development for treatment of idiopathic pulmonary fibrosis and $343 million in 2014, including a $310 million charge for peginterferon lambda which was in Phase III development for treatment of HCV. For discussion on IPRD impairments, refer to “Item 8. Financial Statements—Note 14. Goodwill and Other Intangible Assets."

Property, Plant and Equipment

Property, plant and equipment is tested for impairment whenever current facts or circumstances warrant a review. Additionally, these long-lived assets are periodically reviewed to determine if any change in facts or circumstances would result in a change to the estimated useful life of the asset, possibly resulting in the acceleration of depreciation. If such circumstances exist, an estimate of undiscounted future cash flows generated by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. Accelerated depreciation and other related charges for certain manufacturing and R&D facilities were $115 million in 2015, $151 million in 2014 and $36 million in 2013.

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

For discussions on contingencies, refer to “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies,” “—Note 8. Income Taxes” and “—Note 22. Legal Proceedings and Contingencies.”

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $4.1 billion at December 31, 2015 (net of valuation allowances of $3.5 billion) and $3.8 billion at December 31, 2014 (net of valuation allowances of $4.3 billion).

Deferred tax assets related to a U.S. Federal net operating loss carryforward of $146 million and a U.S. Federal tax credit carryforward of $27 million were recognized at December 31, 2015. The net operating loss carryforward expires in varying amounts beginning in 2022. The U.S. Federal tax credit carryforward expires in varying amounts beginning in 2017. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. A $6 million valuation allowance was established for this item at December 31, 2015. Although not assured, we believe it is more likely than not that the deferred tax assets not valued will be realized.

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

For discussions on income taxes, refer to “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 8. Income Taxes.”

Product and Pipeline Developments
Our R&D programs are managed on a portfolio basis from early discovery through late-stage development. We continually evaluate our portfolio to ensure that there is an appropriate balance of early-stage and late-stage programs to support future growth. Our R&D programs in Phase III development are considered significant, as these programs constitute our late-stage development pipeline. These development programs include both investigational compounds in Phase III development for initial indications and marketed products in Phase III development for additional indications or formulations. Spending on these programs represents approximately 30-45% of our annual R&D expenses. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years, except for Opdivo in 2015. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years, although we do not expect all of our late-stage development programs to make it to market. The following are the developments in our marketed products and our late-stage pipeline:

Opdivo - a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved and continues to be investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono.
Unresectable (inoperable) or metastatic (advanced) melanoma

•
In January 2016, the Company announced a randomized Phase III study evaluating Opdivo versus investigator's choice in patients with recurrent or metastatic platinum-refractory squamous cell carcinoma of the head and neck was stopped early because an assessment conducted by the independent Data Monitoring Committee (DMC) concluded that the study met its primary endpoint, demonstrating superior overall survival in patients receiving Opdivo compared to the control arm.

•
In January 2016, the Company announced the FDA approved Opdivo in combination with Yervoy for the treatment of patients with BRAF V600 wild-type and BRAF V600 mutation positive unresectable or metastatic melanoma. This approval expands the original indication for the Opdivo+Yervoy regimen for the treatment of patients with BRAF V600 wild-type unresectable or metastatic melanoma to include patients, regardless of BRAF mutational status, based on data from the Phase III CheckMate-067 trial which evaluated progression-free survival and overall survival as co-primary endpoints. This indication is approved under accelerated approval based on progression-free survival.

•
In January 2016, the Company announced the FDA expanded the use of Opdivo as a single agent to include previously untreated BRAF mutation positive advanced melanoma patients. The use of Opdivo as a single agent in patients with BRAF V600 mutation positive unresectable or metastatic melanoma is approved under accelerated approval based on progression-free survival.

•	In November 2015, the Company announced the FDA approved Opdivo as a single agent for the treatment of previously untreated patients with BRAF V600 wild-type unresectable or metastatic melanoma.

•	In November 2015, the Company announced results from multiple clinical trials

◦
CheckMate-066 - In the study evaluating Opdivo as a single agent versus dacarbazine in patients with previously untreated BRAF wild-type unresectable or metastatic melanoma, Opdivo continued to demonstrate superior overall survival versus dacarbazine with 57.7% of patients alive at two years compared to 26.7% of patients treated with dacarbazine. The safety profile of Opdivo was consistent with prior studies.

◦
Study 004 - In the study evaluating Opdivo in combination with Yervoy in patients with unresectable or metastatic melanoma on which the proof of concept for Opdivo+Yervoy regimen approval was based, data from the longest follow-

up of the regimen from various Phase I cohorts showed a three-year overall survival rate of 68% across Phase I dosing cohorts. The frequency of treatment-related adverse events in the study were similar between cohorts, and was consistent with the Phase II and III trials for the combination therapy.

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

•
In June 2015, the Company announced the European Commission (EC) approved Opdivo for the treatment of both first-line and previously treated unresectable or metastatic melanoma patients, regardless of BRAF status. The approval allows for the marketing of Opdivo in all 28 Member States of the EU. Opdivo is the only PD-1 immune checkpoint inhibitor to receive an accelerated assessment in Europe, and is the first approval given by the EC for a PD-1 inhibitor in any cancer.

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

NSCLC

•	In December 2015, the Company and Ono announced that Ono received manufacturing and marketing approval for Opdivo in Japan for the treatment of patients with unresectable, advanced or recurrent NSCLC.

•
In November 2015, the Company announced the EC approved the reconciliation of indications for nivolumab under the Opdivo European Marketing Authorization Application (MAA). In compliance with EC regulations, BMS previously submitted two separate MAAs to the EMA; one under the name Opdivo for the treatment of unresectable or metastatic melanoma in adults, and one under the name Nivolumab BMS for the treatment of locally advanced or metastatic SQ NSCLC after prior chemotherapy. An application to reconcile these two indications was then submitted under the Opdivo brand name. Following approval for both of these indications by the EC earlier this year, the Company voluntarily withdrew the Marketing Authorization under the Nivolumab BMS brand name. This withdrawal has no impact for SQ NSCLC patients taking nivolumab since Opdivo is now approved for the treatment of SQ NSCLC, as well as for melanoma.

•
In October 2015, the Company announced the FDA approved Opdivo for the treatment of previously treated patients with NSQ NSCLC regardless of PD-L1 expression, which expands upon the current indication for Opdivo in patients with previously treated SQ NSCLC.

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

•
In May 2015, the Company announced that Opdivo was the first PD-1 inhibitor to demonstrate superior overall survival versus standard of care (docetaxel) in an open-label, randomized Phase III study (CheckMate-057) evaluating previously-treated patients with advanced, NSQ NSCLC. A 27% reduction in the risk of progression or death – the primary study endpoint – was reported for Opdivo (n=292) versus docetaxel (n=290) based upon a hazard ratio of 0.73 (96% CI, 0.59-0.89; P=0.0015). Opdivo was associated with a doubling of overall median survival across the continuum of PD-L1 expression, starting at 1% level of expression, in the trial. The safety profile of Opdivo in CheckMate-057 was favorable versus docetaxel with grade 3–5 treatment-related adverse events reported in 10% of patients who were treated with Opdivo versus 54% in the docetaxel arm. In April 2015, the Company announced that Checkmate-057 was stopped early because an assessment conducted by the independent DMC concluded that the study met its primary endpoint.

•
In March 2015, the Company announced the FDA approved Opdivo for the treatment of patients with advanced SQ NSCLC with progression on or after platinum-based chemotherapy. Opdivo is the first and only PD-1 therapy to demonstrate overall survival in previously treated advanced SQ NSCLC. Opdivo demonstrated significantly superior overall survival vs. docetaxel, with a 41% reduction in the risk of death (hazard ratio: 0.59 [95% CI: 0.44, 0.79; p=0.00025]), in a prespecified interim analysis of a Phase III clinical trial. The median overall survival was 9.2 months in the Opdivo arm (95% CI: 7.3, 13.3) and 6 months in the docetaxel arm (95% CI: 5.1, 7.3).

Other indications

•	In November 2015, the Company announced the FDA approved Opdivo for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy.

•
In November 2015, the Company announced the EMA validated a type II variation application, which seeks to extend the current indication for Opdivo to include the treatment of adult patients with advanced RCC after prior therapy. Validation of the application confirms the submission is complete and begins the EMA’s centralized review process.

•
In September 2015, the Company announced results from CheckMate-025, a Phase III study comparing Opdivo to everolimus in advanced RCC after prior anti-angiogenic treatment, showing a significant overall survival benefit for Opdivo. In the trial, Opdivo demonstrated a median overall survival benefit of 25 months compared to 19.6 months for everolimus. Clinical benefit for Opdivo was observed regardless of level of PD-L1 expression. The safety profile shown in CheckMate-025 is consistent with previously reported Opdivo trials. In July 2015, the Company announced that CheckMate-025 was stopped early because an assessment by the independent DMC concluded that the study met its primary endpoint.

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

Empliciti - a humanized monoclonal antibody for the treatment of multiple myeloma. Empliciti is part of our alliance with AbbVie Inc. (AbbVie).

•
In January 2016, the Company and AbbVie announced the Committee for Medicinal Products for Human Use (CHMP) of the EMA has adopted a positive opinion recommending that Empliciti be granted approval for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received at least one prior therapy. The application now will be reviewed by the EC, which has the authority to approve medicines for the EU.

•
In December 2015, the Company and AbbVie announced extended follow-up data and a pre-specified interim overall survival analysis of Empliciti in combination with Revlimid* and dexamethasone (ERd) in patients with relapsed or refractory multiple myeloma from ELOQUENT-2. The follow-up data demonstrated that Empliciti in combination with Rd had an improvement in progression-free survival with a hazard ratio (HR) of 0.73 (95% CI: 0.60, 0.89; p="0".0014) versus Rd alone. This result was consistent with the improvement in PFS that was observed at the time of the primary analysis (HR 0.70 [95% CI: 0.57, 0.85; p = 0.0004]).

•
In November 2015, the Company and AbbVie announced the FDA approved Empliciti for the treatment of multiple myeloma as a combination therapy with Revlimid* and dexamethasone in patients who have received one to three prior therapies.

•
In June 2015, the Company and AbbVie announced that results from an interim analysis of its Phase III, randomized, open-label ELOQUENT-2 trial. The trial (n=646) evaluated Empliciti in combination with lenalidomide and dexamethasone (ELd) versus lenalidomide and dexamethasone alone (Ld) for the treatment of relapsed or refractory multiple myeloma. The study met its co-primary endpoints demonstrating superior PFS and ORR. The ELd arm demonstrated a 30% reduction in the risk of disease progression or death compared to the Ld arm (HR 0.70, 95% CI, [0.57, 0.85]; p = 0.0004). The PFS rates in the ELd arm versus the Ld arm were 68% versus 57% at 1 year and 41% versus 27% at 2 years, respectively. A significant ORR also was observed with 79% (74% to 83%) in the ELd arm compared to 66% (60% to 71%) in the Ld arm (odds ratio, 1.9; 1.4 to 2.8; p=0.0002). The safety profile was consistent with previously-reported studies and there were minimal incremental adverse events with the addition of Empliciti to lenalidomide and dexamethasone.

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

•
In August 2015, the Company and Otsuka announced the FDA approved an update to the Sprycel product labeling. The labeling now includes five-year efficacy and safety data in adult patients with newly diagnosed Philadelphia chromosome-positive (Ph+) CML in CP and seven-year data in CP Ph+ CML patients who are resistant or intolerant to prior therapy, including Gleevec* (imatinib mesylate).

Yervoy - a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma

•
In October 2015, the Company announced the FDA approved Yervoy for the adjuvant treatment of patients with cutaneous melanoma with pathologic involvement of regional lymph nodes of more than 1 mm who have undergone complete resection including total lymphadenectomy.

•
In October 2015, the Company announced a Yervoy Phase III trial, Study-104 in subjects with stage IV/recurrent NSCLC, which compared the efficacy of Yervoy in combination with paclitaxel and carboplatin versus placebo, and versus paclitaxel and carboplatin alone did not meet the primary endpoint of overall survival for the Yervoy treatment arms and has been discontinued. No new safety concerns with Yervoy were identified in either study. The Company will complete a full evaluation of the data and work with investigators on the future publication of the results.

•
In July 2015, the Company announced two Yervoy Phase III trials, Study-095 in metastatic castration resistant prostate cancer and Study-156 in newly diagnosed extensive-stage disease small cell lung cancer, did not meet their primary endpoints of overall survival versus standard of care and have been discontinued. No new safety concerns with Yervoy were identified in either study. The Company will complete a full evaluation of the data and work with investigators on the future publication of the results.

•	In July 2015, the Japanese Ministry of Health, Labour and Welfare approved Yervoy for first and second line treatment for unresectable malignant melanoma.

Hepatitis C Portfolio - Daklinza (DCV) - an NS5A replication complex inhibitor; Sunvepra (ASV) - an NS3 protease inhibitor; and Beclabuvir (BCV) - an NS5B non-nucleoside polymerase inhibitor in development

•
In January 2016, the Company announced the FDA approved Daklinza in combination with sofosbuvir (with or without ribavirin) in genotypes 1 and 3. The expanded label includes data in three additional challenging-to-treat patient populations: chronic HCV patients with HIV-1 coinfection, advanced cirrhosis, or post-liver transplant recurrence of HCV. The Daklinza plus sofosbuvir regimen is already available for the treatment of chronic HCV genotype 3, and is currently the only 12-week, once-daily all-oral treatment option for these patients. Sustained virologic response (SVR) rates are reduced in genotype 3 patients with cirrhosis receiving Daklinza and sofosbuvir for 12 weeks without ribavirin. Sofosbuvir is a product of Gilead Sciences, Inc. (Gilead).

•
In January 2016, the Company announced the EC approved Daklinza for the treatment of chronic HCV in three new patient populations. The expanded label allows for the use of Daklinza in combination with sofosbuvir (with or without ribavirin, depending on the indication and HCV genotype) in HCV patients with decompensated cirrhosis, HIV-1 coinfection, and post-liver transplant recurrence of HCV in all 28 Member States of the EU.

•
In November 2015, the Company announced data from the Phase III ALLY-3+ trial investigating a regimen of Daklinza in combination with sofosbuvir and ribavirin in genotype 3 HCV patients with advanced fibrosis or cirrhosis, for treatment durations of 12 and 16 weeks. This patient population is one of the most difficult to treat, among whom SVR rates, or cure, have proved harder to achieve. The results show that 100% of patients in the advanced fibrosis cohort achieved SVR12 in both the 12- and 16-week arms of the study. SVR12 rates were 83% and 89% in patients with cirrhosis in the 12- and 16-week arms, respectively.

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

•
In September 2015, the Company announced the EC approved an updated label for Daklinza for the treatment of genotype 3 chronic HCV. The update allows the use of Daklinza in combination with sofosbuvir for 12 weeks in patients without cirrhosis in all 28 Member States of the EU, and marks the first time these patients with genotype 3 HCV have a once-daily, all-oral treatment regimen of this shorter duration.

•
In July 2015, the Company announced the FDA approved Daklinza for use with sofosbuvir for the treatment of patients with chronic HCV genotype 3. This approval marks the first time patients with chronic HCV genotype 3 have a 12-week, once-daily, all-oral treatment option. SVR rates were reduced in HCV genotype 3-infected patients with cirrhosis receiving this regimen.

•
In July 2015, the Company announced that it does not plan to seek regulatory approval of the new drug application of the HCV triple-regimen, or TRIO, of DCV, ASV and BCV, in the United States or in Europe.

•
In May 2015, the Company announced the FDA amended a previously granted Breakthrough Therapy Designation for the investigational daclatasvir and sofosbuvir combination for use in HCV patients. The updated Designation reflects recently presented data on HCV genotype 1 patients with advanced cirrhosis (Child-Pugh Class B or C) and those who develop genotype 1 HCV recurrence post-liver transplant.

•
In April 2015, the Company announced the primary endpoints were successfully met in ALLY-1, a Phase III clinical trial evaluating a 12-week, combination of daclatasvir and sofosbuvir once-daily with ribavirin for the treatment of patients with chronic HCV with either advanced cirrhosis or post-liver transplant recurrence of HCV.

•
In February 2015, the Company announced results from ALLY-2, a Phase III clinical trial evaluating the investigational once-daily combination of daclatasvir and sofosbuvir for the treatment of patients with chronic HCV coinfected with HIV – a patient population that historically has been challenging to treat in large part due to potential drug-drug interactions between the therapy regimens used to treat each infection. Among ALLY-2 patients treated for 12 weeks (treatment-naïve and -experienced), 97% (n=149/153) achieved cure (SVR12 weeks after treatment). The study met the primary endpoint, with 96% (n=80/83) of treatment-naïve genotype 1 patients achieving SVR12. Treatment with daclatasvir in combination with sofosbuvir in this study showed high SVR rates, with no discontinuations due to adverse events, and no serious adverse events related to study medications throughout the treatment phase.

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

•
In June 2015, the Company announced data from the Orencia Phase IIIb AVERT and AMPLE trials. These trials included early moderate to severe RA patients with active disease. AVERT trial data suggests potentially faster onset of clinical response and greater drug-free clinical remission with earlier use in patients taking Orencia plus methotrexate over patients taking methotrexate alone. Exploratory data of patients with high anti-citrullinated protein antibody levels at baseline in the AMPLE trial suggest better response with Orencia than with adalimumab. Adalimumab is a product of AbbVie.

•
In April 2015, the EMA approved the ClickJect Pre-Filled Pen, a new autoinjector delivery device for Orencia for use in adult patients in the EU who have moderate to severe active RA in combination with methotrexate after inadequate disease-modifying anti-rheumatic drug response.

Eliquis - an oral Factor Xa inhibitor, targeted at stroke prevention in NVAF and the prevention and treatment of VTE disorders. Eliquis is part of our alliance with Pfizer, Inc. (Pfizer).

•
In December 2015, the Company and Pfizer announced results from a post-hoc early time course subanalysis of the Phase III AMPLIFY trial. The subanalysis demonstrated Eliquis was comparable to conventional therapy (subcutaneous enoxaparin overlapped and followed by oral warfarin dose-adjusted to an international normalized ratio of 2.0 to 3.0) in recurrent VTE and VTE-related death with significantly less major bleeding during the first 7, 21 and 90 days after starting treatment. Results of the subanalyses were consistent with the overall results of the Eliquis Phase III AMPLIFY trial.

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

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $144 million at December 31, 2015, reducing earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income/(loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur. For additional information, refer to “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges and forward starting interest rate swap contracts designated as cash flow hedges as part of our interest rate risk management strategy. These contracts are intended to provide us with an appropriate balance of fixed and floating rate debt, and forward starting swap contracts are used to manage the interest rate of future debt issuances. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swap contracts by $58 million, or a decrease of 100 basis points in short-term or long-term interest rates would decrease the fair value of our forward starting interest rate swap contracts by $122 million, thereby reducing earnings over the remaining life of the contracts.

We estimate that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $591 million. Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest only in institutions that meet high credit quality standards. We estimate that an increase of 100 basis points in interest rates in general would decrease the fair value of our debt security portfolio by approximately $123 million.

Credit Risk

Although not material, certain European government-backed entities with a higher risk of default, such as Greece, Portugal, Italy and Spain, are monitored through economic factors, including credit ratings, credit-default swap rates, debt-to-gross domestic product ratios and other entity specific factors. Historically, our exposure was limited by factoring receivables. Our credit exposures in Europe may increase in the future due to reductions in our factoring arrangements and the ongoing sovereign debt crisis.

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy establishes limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards.

The use of derivative instruments exposes us to credit risk. When the fair value of a derivative instrument contract is positive, we are exposed to credit risk if the counterparty fails to perform. When the fair value of a derivative instrument contract is negative, the counterparty is exposed to credit risk if we fail to perform our obligation. Collateral is not required by any party whether derivatives are in an asset or liability position. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults. For additional information, refer to “Item 8. Financial Statements—Note 10. Financial Instruments and Fair Value Measurements.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2015	2014	2013
Net product sales	$14,045	$11,660	$12,304
Alliance and other revenues	2,515	4,219	4,081
Total Revenues	16,560	15,879	16,385

Cost of products sold	3,909	3,932	4,619
Marketing, selling and administrative	4,841	4,822	4,939
Research and development	5,920	4,534	3,731
Other (income)/expense	(187)	210	205
Total Expenses	14,483	13,498	13,494

Earnings Before Income Taxes	2,077	2,381	2,891
Provision for Income Taxes	446	352	311
Net Earnings	1,631	2,029	2,580
Net Earnings Attributable to Noncontrolling Interest	66	25	17
Net Earnings Attributable to BMS	$1,565	$2,004	$2,563

Earnings per Common Share
Basic	$0.94	$1.21	$1.56
Diluted	$0.93	$1.20	$1.54

Cash dividends declared per common share	$1.49	$1.45	$1.41

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2015	2014	2013
Net Earnings	$1,631	$2,029	$2,580
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(51)	69	7
Pension and postretirement benefits	101	(324)	1,166
Available-for-sale securities	(54)	3	(37)
Foreign currency translation	(39)	(32)	(75)
Total Other Comprehensive Income/(Loss)	(43)	(284)	1,061

Comprehensive Income	1,588	1,745	3,641
Comprehensive Income Attributable to Noncontrolling Interest	66	25	17
Comprehensive Income Attributable to BMS	$1,522	$1,720	$3,624
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,385	$5,571
Marketable securities	1,885	1,864
Receivables	4,299	3,390
Inventories	1,221	1,560
Deferred income taxes	—	1,644
Prepaid expenses and other	491	470
Assets held-for-sale	134	109
Total Current Assets	10,415	14,608
Property, plant and equipment	4,412	4,417
Goodwill	6,881	7,027
Other intangible assets	1,419	1,753
Deferred income taxes	2,844	915
Marketable securities	4,660	4,408
Other assets	1,117	621
Total Assets	$31,748	$33,749

LIABILITIES

Current Liabilities:
Short-term borrowings	$139	$590
Accounts payable	1,565	2,487
Accrued expenses	2,759	2,459
Deferred income	1,003	1,167
Accrued rebates and returns	1,324	851
Income taxes payable	572	262
Dividends payable	655	645
Total Current Liabilities	8,017	8,461
Pension, postretirement and postemployment liabilities	949	1,115
Deferred income	586	770
Income taxes payable	742	560
Other liabilities	480	618
Long-term debt	6,550	7,242
Total Liabilities	17,324	18,766

Commitments and contingencies (Note 22)

EQUITY

Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 4,161 in 2015 and 4,212 in 2014, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2015 and 2014	221	221
Capital in excess of par value of stock	1,459	1,507
Accumulated other comprehensive loss	(2,468)	(2,425)
Retained earnings	31,613	32,541
Less cost of treasury stock — 539 million common shares in 2015 and 547 million in 2014	(16,559)	(16,992)
Total Bristol-Myers Squibb Company Shareholders' Equity	14,266	14,852
Noncontrolling interest	158	131
Total Equity	14,424	14,983
Total Liabilities and Equity	$31,748	$33,749

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net earnings	$1,631	$2,029	$2,580
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings attributable to noncontrolling interest	(66)	(25)	(17)
Depreciation and amortization, net	376	467	763
Deferred income taxes	(347)	(542)	(491)
Stock-based compensation	235	213	191
Impairment charges	192	401	40
Pension settlements and amortization	245	971	294
Other adjustments	594	(567)	(9)
Changes in operating assets and liabilities:
Receivables	(942)	(252)	(504)
Inventories	97	(254)	(45)
Accounts payable	(919)	(44)	412
Deferred income	218	613	965
Income taxes payable	47	171	126
Other	471	(33)	(760)
Net Cash Provided by Operating Activities	1,832	3,148	3,545
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,794	4,095	1,815
Purchase of marketable securities	(3,143)	(5,719)	(1,859)
Capital expenditures	(820)	(526)	(537)
Divestiture and other proceeds	708	3,585	9
Acquisition and other payments	(1,111)	(219)	—
Net Cash Provided by/(Used in) Investing Activities	(1,572)	1,216	(572)
Cash Flows From Financing Activities:
Short-term borrowings, net	(449)	244	198
Issuance of long-term debt	1,268	—	1,489
Repayment of long-term debt	(1,957)	(676)	(597)
Interest rate swap contract terminations	(2)	105	20
Issuance of common stock	266	288	564
Repurchase of common stock	—	—	(433)
Dividends	(2,477)	(2,398)	(2,309)
Net Cash Used in Financing Activities	(3,351)	(2,437)	(1,068)
Effect of Exchange Rates on Cash and Cash Equivalents	(95)	58	25
Increase/(Decrease) in Cash and Cash Equivalents	(3,186)	1,985	1,930
Cash and Cash Equivalents at Beginning of Year	5,571	3,586	1,656
Cash and Cash Equivalents at End of Year	$2,385	$5,571	$3,586
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

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

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. Advertising and product promotion costs previously presented separately in the consolidated statements of earnings are now included in marketing, selling and administrative expenses.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and title and substantially all risks and rewards of ownership is transferred, generally at time of shipment (including the supply of commercial products to alliance partners when they are the principal in the end customer sale). However, certain revenue of non-U.S. businesses is recognized on the date of receipt by the customer. Alliance and other revenue related to Abilify* and Atripla* is not recognized until the products are sold to the end customer by the alliance partner. Royalties are recognized when the third-party sales are reliably measurable and collectability is reasonably assured. Refer to “—Note 3. Alliances” for further detail regarding alliances.

Revenue is reduced at the time of recognition for expected sales returns, discounts, rebates and sales allowances based on historical experience updated for changes in facts and circumstances including the impact of applicable healthcare legislation. Revenue is deferred when there is no historical experience with products in a similar therapeutic category, or until the right of return no longer exists or sufficient historical experience to estimate sales returns is developed.

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

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits, time deposits, commercial paper and money market funds. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

Marketable Securities and Investments in Other Companies

Marketable securities are classified as “available-for-sale” on the date of purchase and reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity.

Investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained. The share of net income or losses of equity investments is included in other (income)/expense. Equity investments are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the duration and extent that the market value has been less than cost and the investee's financial condition.

Inventory Valuation

Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment and Depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets ranging from 20 to 50 years for buildings and 3 to 20 years for machinery, equipment and fixtures.

Impairment of Long-Lived Assets

Current facts or circumstances are periodically evaluated to determine if the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances exist, an estimate of undiscounted future cash flows generated by the long-lived asset, or appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques using Level 3 fair value inputs, including a discounted value of estimated future cash flows.

Capitalized Software

Eligible costs to obtain internal use software are capitalized and amortized over the estimated useful life of the software.

Business Combinations

Businesses acquired are consolidated upon obtaining control. The fair value of assets acquired and liabilities assumed are recognized at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Business acquisition costs are expensed when incurred.

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

Goodwill is tested at least annually for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. Examples of qualitative factors assessed in 2015 include our share price, financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in a prior year. Each relevant factor is assessed both individually and in the aggregate.

IPRD is tested for impairment on an annual basis and more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. If the carrying value of IPRD is determined to exceed the fair value, an impairment loss is recognized for the difference.

Finite-lived intangible assets are tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. If the carrying value exceeds the projected undiscounted pretax cash flows of the intangible asset, an impairment loss equal to the excess of the carrying value over the estimated fair value (discounted after-tax cash flows) is recognized.

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

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $85 million in 2015, $115 million in 2014 and $119 million in 2013.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in marketing, selling and administrative expenses and were $825 million in 2015, $734 million in 2014 and $855 million in 2013. Advertising and product promotion costs are expensed as incurred.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in OCI.

Research and Development

Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Strategic alliances with third parties provide licensing rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are owned by the other party. Research and development is recognized net of reimbursements in connection with alliance agreements. Upfront and contingent milestone payments for asset acquisitions of investigational compounds are also included in research and development expenses.

Cash Flow

Upfront and contingent milestone payments for licensing of investigational compounds are included in operating activities and asset or business acquisitions are included in investing activities. Divestiture proceeds are included in investing activities as well as royalties and other consideration received subsequent to the related sale of the asset or business. Other adjustments reflected in operating activities include divestiture gains and losses and related royalties, research and development asset acquisition charges, gains and losses on debt redemption and changes in the fair value of written option liabilities.

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board (FASB) issued amended guidance to the recognition, measurement, presentation and disclosures of financial instruments effective January 1, 2018 with early adoption not permitted. The new guidance requires that fair value adjustments for equity securities with readily determinable fair values currently classified as available-for-sale be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value and would require an impairment charge through earnings if the assessment indicates an impairment exists. The Company is assessing the potential impact of the new standard on our consolidated financial statements.

In November 2015, the FASB issued amended guidance on the presentation of deferred tax assets and liabilities. The new guidance requires all deferred tax assets and liabilities to be classified as non-current. BMS elected to early adopt this standard as of December 31, 2015 prospectively. Refer to "—Note 8. Income taxes" for further information.

In April 2015, the FASB issued amended guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be presented as a reduction to the carrying value of debt in the balance sheet, consistent with debt discounts. BMS elected to early adopt this standard as of December 31, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements. Refer to "—Note 10. Financial Instruments and Fair Value Measurements" for further information.

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
Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues were as follows:

	2015	2014	2013
McKesson Corporation	21%	20%	19%
AmerisourceBergen Corporation	16%	17%	15%
Cardinal Health, Inc.	12%	12%	14%
Selected geographic area information was as follows:

	Revenues			Property, Plant and Equipment
Dollars in Millions	2015	2014	2013	2015	2014
United States	$8,188	$7,716	$8,318	$3,681	$3,686
Europe	3,491	3,592	3,930	616	597
Rest of the World	4,142	3,459	3,295	115	134
Other(a)	739	1,112	842	—	—
Total	$16,560	$15,879	$16,385	$4,412	$4,417

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

Product revenues were as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Virology
Baraclude (entecavir)	$1,312	$1,441	$1,527
Hepatitis C Franchise	1,603	256	—
Reyataz (atazanavir sulfate) Franchise	1,139	1,362	1,551
Sustiva (efavirenz) Franchise	1,252	1,444	1,614
Oncology
Empliciti (elotuzumab)	3	—	—
Erbitux* (cetuximab)	501	723	696
Opdivo (nivolumab)	942	6	—
Sprycel (dasatinib)	1,620	1,493	1,280
Yervoy (ipilimumab)	1,126	1,308	960
Neuroscience
Abilify* (aripiprazole)	746	2,020	2,289
Immunoscience
Orencia (abatacept)	1,885	1,652	1,444
Cardiovascular
Eliquis (apixaban)	1,860	774	146
Mature Products and All Other	2,571	3,400	4,878
Total Revenues	$16,560	$15,879	$16,385

The composition of total revenues was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Net product sales	$14,045	$11,660	$12,304
Alliance revenues	2,408	3,828	3,804
Other revenues	107	391	277
Total Revenues	$16,560	$15,879	$16,385
Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Several key products such as Sustiva (Atripla*), Empliciti, Erbitux*, Opdivo, Sprycel, Yervoy, Abilify*, Orencia and Eliquis, as well as products comprising the diabetes alliance discussed below and certain mature and other brands were included in alliance arrangements.

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

•	Profit sharing, royalties and other sales-based fees payable by BMS to alliance partners are included in cost of products sold as incurred.

•
Cost reimbursements between the parties are recognized as incurred and included in cost of products sold; marketing, selling and administrative expenses; or research and development expenses, based on the underlying nature of the related activities subject to reimbursement.

•
Upfront and contingent development and approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the shorter of the contractual term or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in other (income)/expense as the activities being performed at that time are not related to the sale of commercial products that are part of BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance and other revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations (except for the AstraZeneca PLC (AstraZeneca) alliance pertaining to the Amylin products - see further discussion under the specific AstraZeneca alliance disclosure herein).

•
Upfront and contingent approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows. The amortization is included in cost of products sold.

•	Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in research and development expenses.

•	Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in other income when earned.

•	Equity in net income of affiliates is included in other (income)/expense.

•	All payments between BMS and its alliance partners are presented in cash flows from operating activities, except as otherwise described below.

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

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from alliances:
Net product sales	$4,308	$3,531	$4,417
Alliance revenues	2,408	3,828	3,804
Total Revenues	$6,716	$7,359	$8,221

Payments to/(from) alliance partners:
Cost of products sold	$1,655	$1,394	$1,356
Marketing, selling and administrative	15	134	(183)
Research and development	693	8	(140)
Other (income)/expense	(733)	(1,076)	(313)

Noncontrolling interest, pretax	51	38	36

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2015	2014
Receivables – from alliance partners	$958	$888
Accounts payable – to alliance partners	542	1,479
Deferred income from alliances	1,459	1,493

BMS entered into certain licensing and alliance agreements in 2015 (including options to license or acquire the related assets). Upfront payments for these new agreements charged to research and development expenses were $619 million in 2015. The prior period amounts disclosed in research and development expenses for upfront payments to alliance partners were revised to include similar type of payments.

Specific information pertaining to each of our significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the income statement classification of and amounts attributable to payments between the parties.

Pfizer

BMS and Pfizer, Inc. (Pfizer) are parties to a worldwide co-development and co-commercialization agreement for Eliquis, an anticoagulant discovered by BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis except for in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales.

Upon entering into the agreement, co-exclusive license rights for the product were granted to Pfizer in exchange for an upfront payment and potential milestone payments. Both parties assumed certain obligations to actively participate in the alliance and actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS manufactures the product in the alliance and is the principal in the end customer product sales in the U.S., significant countries in Europe, as well as Canada, Australia, China, Japan and South Korea. In 2015, BMS transferred full commercialization rights to Pfizer in certain smaller countries in order to simplify operations. In the transferred countries, BMS supplies the product to Pfizer at cost plus a percentage of the net sales to end-customers.

The Company determined the rights transferred to Pfizer did not have standalone value as such rights were not sold separately by BMS or any other party, nor could Pfizer receive any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement, including the exclusive supply arrangement. As such, the global alliance was treated as a single unit of accounting and upfront proceeds and any subsequent contingent milestone proceeds are amortized over the life of the related product.

BMS received $884 million in non-refundable upfront, milestone and other licensing payments related to Eliquis through December 31, 2015. Amortization of the Eliquis deferred income is included in other income as Eliquis was not a commercial product at the commencement of the alliance.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Pfizer alliance:
Net product sales	$1,849	$771	$144
Alliance revenues	11	3	2
Total Revenues	$1,860	$774	$146

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$895	$363	$69
Cost reimbursements to Pfizer	15	26	4
Other (income)/expense – Amortization of deferred income	(55)	(50)	(41)

Selected Alliance Cash Flow information:
Deferred income	20	100	205

Selected Alliance Balance Sheet information:		December 31,
Dollars in Millions		2015	2014
Deferred income		$576	$611

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

Both parties actively participate in a joint executive committee and various other operating committees with direct oversight over the activities of the joint ventures. The joint ventures purchase Sustiva and Truvada* active pharmaceutical ingredient (API) in bulk form from the parties and complete the finishing of Atripla*. The joint ventures or Gilead sell and distribute Atripla* and are the principal in the end customer product sales. The parties no longer coordinate joint promotional activities.

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

In 2011, we entered into a licensing agreement with Gilead to develop and commercialize a fixed-dose combination containing Reyataz and Gilead’s cobicistat, a pharmacoenhancing or “boosting” agent that increases blood levels of certain human immunodeficiency virus (HIV) medicines to potentially allow for one pill once daily dosing. Evotaz (atazanavir 300 mg and cobicistat 150 mg) was approved by the U.S. Food and Drug Administration (FDA) in January 2015 and the European Commission (EC) in July 2015.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Gilead alliances:
Alliance revenues	$1,096	$1,255	$1,366

Equity in net loss of affiliates	$17	$39	$17

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2015	2014
Deferred income	$699	$316

Otsuka

BMS has a worldwide commercialization agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), to co-develop and co-promote Abilify*, excluding certain Asian countries. The U.S. portion of the agreement expired in April 2015. The agreement expired in all European Union (EU) countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country.

Both parties actively participated in joint executive governance and operating committees. Otsuka was responsible for providing all sales force efforts in the U.S. effective January 2013, however, BMS was responsible for certain operating expenses up to various annual limits. BMS purchased the API from Otsuka and completed the manufacturing of the product for subsequent sale to third-party customers in the U.S. and certain other countries. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013. BMS also provided certain other services including distribution, customer management and pharmacovigilence. BMS is the principal for the end customer product sales where it is the exclusive distributor for or has an exclusive right to sell Abilify*. Otsuka was the principal for the end customer product sales in the U.S. and in the EU.

Alliance and other revenue only includes BMS’s share of total net sales to third-party customers in these territories. BMS’s contractual share for U.S. net sales is set forth in the table below. An assessment of BMS's expected annual contractual share was completed each quarterly reporting period and adjusted based upon reported U.S. Abilify* net sales at year end. BMS's annual contractual share was 50% in 2015, 33% in 2014 and 34% in 2013. The alliance and other revenue recognized in any interim period or quarter did not exceed the amounts that were due under the contract.

Annual U.S. Net Sales	BMS Share as a % of U.S. Net Sales
$0 to $2.7 billion	50%
$2.7 billion to $3.2 billion	20%
$3.2 billion to $3.7 billion	7%
$3.7 billion to $4.0 billion	2%
$4.0 billion to $4.2 billion	1%
In excess of $4.2 billion	20%

BMS’s contractual share of third-party net sales was 65% in the EU. In these countries and the U.S., alliance and other revenue was recognized when Abilify* was shipped and all risks and rewards of ownership had been transferred to third-party customers.

BMS and Otsuka also have an alliance for Sprycel in the U.S., Japan and the EU (the Oncology Territory). Both parties co-promote the product in the U.S. and EU. In February 2015, the co-promotion agreement with Otsuka was terminated in Japan. Both parties actively participate in various governance committees, however, BMS has control over the decision making. BMS is responsible for the development and manufacture of the product and is also the principal in the end customer product sales. Ixempra* (ixabepilone) was included in the above alliance prior to BMS's divestiture of that business in 2015. A fee is paid to Otsuka based on the following percentages of combined annual net sales of Sprycel and Ixempra* in the Oncology Territory (including post divestiture Ixempra* sales):

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Otsuka alliances:
Net product sales	$1,501	$1,493	$1,543
Alliance revenues(a)	604	1,778	1,840
Total Revenues	$2,105	$3,271	$3,383

Payments to/(from) Otsuka:
Cost of products sold:
Oncology fee	$299	$297	$295
Royalties	30	90	86
Cost of product supply	35	67	135

(a)	Includes the amortization of the extension payment as a reduction to alliance revenue of $21 million in 2015 and $66 million in 2014 and 2013.

Lilly

BMS had a commercialization agreement with Eli Lilly and Company (Lilly) through Lilly’s subsidiary ImClone for the co-development and promotion of Erbitux* in the U.S., Canada and Japan. Both parties actively participated in a joint executive committee and various other operating committees and shared responsibilities for research and development using resources in their own infrastructures. Lilly manufactured bulk requirements for Erbitux* in its own facilities and filling and finishing was performed by a third party for which BMS had oversight responsibility. BMS had exclusive distribution rights in North America and was responsible for promotional efforts in North America although Lilly had the right to co-promote in the U.S. at their own expense. BMS was the principal in the end customer product sales in North America and paid Lilly a distribution fee for 39% of Erbitux* net sales in North America plus a share of certain royalties paid by Lilly. BMS’s rights and obligations with respect to the commercialization of Erbitux* in North America would have expired in September 2018.

In October 2015, BMS transferred its rights to Erbitux* in North America to Lilly in exchange for sales-based royalties as described below. The transferred rights include, but are not limited to, full commercialization and manufacturing responsibilities. The transaction was accounted for as a business divestiture and resulted in a non-cash charge of $171 million for intangible assets directly related to the business and an allocation of goodwill.

BMS will receive royalties through September 2018, which is included in other income when earned. The royalty rates applicable to North America are 38% on Erbitux* net sales up to $165 million in 2015, $650 million in 2016, $650 million in 2017 and $480 million in 2018, plus 20% on net sales in excess of those amounts in each of the respective years.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pretax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032 which is included in other income when earned.

In March 2013, BMS and Lilly terminated its arrangement for necitumumab (IMC-11F8), with all rights returning to Lilly. Discovered by ImClone, necitumumab is a fully human monoclonal antibody that was part of the alliance between BMS and Lilly.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Lilly alliance:
Net product sales	$492	$691	$696
Alliance revenues	9	32	—
Total revenues	$501	$723	$696

Payments to/(from) Lilly:
Cost of products sold:
Distribution fees and royalties	$204	$287	$289
Amortization of intangible asset	11	37	37
Cost of product supply	46	69	65

Other (income)/expense:
Royalties	(70)	—	(30)
Loss on sale of business	171	—	—

Selected Alliance Balance Sheet information	December 31,
Dollars in Millions	2015	2014
Other intangible assets – Non-refundable upfront, milestone and other licensing payments	$—	$137

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

Co-exclusive license rights for the product or products underlying each agreement were granted to AstraZeneca in exchange for an upfront payment and potential milestone payments, and both parties assumed certain obligations to actively participate in the alliance. Both parties actively participated in a joint executive committee and various other operating committees and had joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS manufactured the products in all three alliances and was the principal in the end customer product sales in substantially all countries.

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

In February 2014, BMS and AstraZeneca terminated their alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. The divestiture included the shares of Amylin and the resulting transfer of its Ohio manufacturing facility; the intellectual property related to Onglyza* and Farxiga* (including BMS's interest in the out-licensing agreement for Onglyza* in Japan); and the purchase of BMS’s manufacturing facility located in Mount Vernon, Indiana in 2015. Substantially all employees dedicated to the diabetes business were transferred to AstraZeneca.

BMS and AstraZeneca entered into several agreements in connection with the sale, including a supply agreement, a development agreement and a transitional services agreement. Under those agreements, BMS is obligated to supply certain products, including the active product ingredients for Onglyza* and Farxiga* through 2020; to perform ongoing development activities for certain clinical trial programs through 2016; and to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations. Annual costs attributed to the development agreement are not expected to exceed approximately $115 million for 2016.

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

Royalty rates on net sales are as follows:

	2014	2015	2016	2017	2018	2019 - 2025
Onglyza* and Farxiga* Worldwide Net Sales up to $500 million	44%	35%	27%	12%	20%	14-25%
Onglyza* and Farxiga* Worldwide Net Sales over $500 million	3%	7%	9%	12%	20%	14-25%
Amylin products U.S. Net Sales	—	2%	2%	5%	10%	5-12%

The stock and asset purchase agreement contains multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business (transferred in 2014), the Mount Vernon, Indiana manufacturing facility (transferred in 2015), and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations. Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

Consideration of $3.8 billion was accounted for in 2014 (including royalties and $700 million of contingent regulatory milestone payments related to the approval of Farxiga* in both the U.S. and Japan). Approximately $3.3 billion of the consideration was allocated to the sale of the business and the remaining $492 million was allocated to the undelivered elements described above. The consideration includes $235 million of earned royalties, including $192 million allocated to elements that were delivered. The gain on sale of the diabetes business was $536 million, including $292 million during the third quarter of 2014 resulting primarily from the transfer of the China diabetes business to AstraZeneca. The gain was based on the difference between the consideration allocated to the sale of the business excluding royalties (net of transaction fees) and the carrying value of the diabetes business net assets (including a $600 million allocation of goodwill and the reversal of $821 million of net deferred tax liabilities attributed to Amylin). Consideration of $179 million was received in 2015 for the transfer of the Mount Vernon, Indiana manufacturing facility and related inventories resulting in a gain of $79 million for the amounts allocated to the delivered elements.

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

In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales in the U.S. to CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company (CPPIB). The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS will receive an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018, which will be included in other income when earned.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from AstraZeneca alliances:
Net product sales	$14	$160	$1,658
Alliance revenues	182	135	16
Total Revenues	$196	$295	$1,674

Payments to/(from) AstraZeneca:
Cost of products sold:
Profit sharing	$1	$79	$673
Amortization of deferred income	—	—	(307)

Cost reimbursements to/(from) AstraZeneca recognized in:
Cost of products sold	—	(9)	(25)
Marketing, selling and administrative	—	(8)	(172)
Research and development	—	(16)	(86)

Other (income)/expense:
Amortization of deferred income	(105)	(80)	(31)
Provision for restructuring	—	(2)	(25)
Royalties	(215)	(192)	—
Transitional services	(12)	(90)	—
Gain on sale of business	(82)	(536)	—

Selected Alliance Cash Flow information:
Deferred income	34	315	215
Divestiture and other proceeds	374	3,495	—

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2015	2014
Deferred income attributed to:
Assets not yet transferred to AstraZeneca	$—	$176
Services not yet performed for AstraZeneca	144	226
Sanofi

BMS and Sanofi have co-development and co-commercialization agreements for Plavix* and Avapro*/Avalide*. Effective January 1, 2013, Sanofi assumed essentially all of the worldwide operations of the alliance with the exception of Plavix* in the U.S. and Puerto Rico where BMS is the operating partner with a 50.1% controlling interest. In exchange for the rights transferred to Sanofi, BMS receives quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018.

Royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in alliance and other revenues and were $211 million in 2015, $223 million in 2014 and $220 million in 2013. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Alliance and other revenues attributed to the supply of irbesartan API to Sanofi were $80 million in 2015, $90 million in 2014 and $116 million in 2013. The supply arrangement for irbesartan expired in 2015.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Sanofi alliances:
Net product sales	$110	$102	$153
Alliance revenues	296	317	336
Total Revenues	$406	$419	$489

Payments to/(from) Sanofi:
Equity in net income of affiliates	(104)	(146)	(183)
Noncontrolling interest – pretax	51	38	36

Selected Alliance Cash Flow information:
Distributions (to)/from Sanofi - Noncontrolling interest	(45)	(49)	43
Distributions from Sanofi – Investment in affiliates	105	153	149

Selected Alliance Balance Sheet information:		December 31,
Dollars in Millions		2015	2014
Investment in affiliates – territory covering Europe and Asia(a)		$25	$32
Noncontrolling interest		44	38

(a)	Included in alliance receivables.

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Net sales	$257	$360	$395
Gross profit	213	297	319
Net income	209	292	313

Cost of products sold for the territory covering Europe and Asia includes discovery royalties of $22 million in 2015, $32 million in 2014 and $38 million in 2013, which are paid directly to Sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $76 million in 2015, $94 million in 2014 and $108 million in 2013 related to receivables/payables attributed to cash distributions to BMS and Sanofi as well as intercompany balances between partnerships within the territory.

Ono

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo, an anti-PD-1 human monoclonal antibody being investigated as an anti-cancer treatment, in all territories worldwide except Japan, South Korea and Taiwan (where Ono Pharmaceutical Co., Ltd (Ono) was responsible for all development and commercialization prior to the arrangement described below). Ono is entitled to receive royalties following regulatory approvals in all territories excluding the three countries listed above. Royalty rates on net sales are 4% in North America and 15% in all other applicable territories, subject to customary adjustments.

The alliance arrangement was expanded in July 2014 to establish collaboration activities in Japan, South Korea and Taiwan pertaining to Opdivo and several BMS compounds including Yervoy, lirilumab, urelumab and BMS-986016 (anti-LAG3). Both parties have the right and obligation to jointly develop and commercialize the compounds. BMS is responsible for supply of the products. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also have an alliance to co-develop and co-commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted by both parties with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid to the other party when a sale is made to that party’s assigned customer.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Ono alliances:
Net product sales	$113	$113	$41
Alliance revenues	61	28	4
Total Revenues	$174	$141	$45

Payments to/(from) Ono:
Cost of products sold:
Co-Promotion Fee	$20	$20	$11
Profit sharing	2	—	—

Cost reimbursements from Ono	(9)	(15)	(12)

AbbVie

BMS and AbbVie Inc. (AbbVie) have an alliance for Empliciti, a humanized monoclonal antibody for the treatment of multiple myeloma. Under the terms of the alliance, BMS was granted exclusive global rights to co-develop and commercialize Empliciti from PDL BioPharma, Inc. (now part of AbbVie). AbbVie currently participates in joint development and U.S. commercialization committees which BMS has final decision making authority. Both parties are co-developing the product and AbbVie funds 20% of global development costs. BMS is solely responsible for supply, distribution and sales and marketing activities within the alliance and is the principal in the end customer product sales. AbbVie shares 30% of all profits and losses in the U.S. and will be paid tiered royalties on net sales of Empliciti outside of the U.S. In addition, AbbVie is also entitled to receive milestone payments from BMS if certain regulatory events and sales thresholds are achieved. The agreement may be terminated at will by BMS (subsequent to a notice period) or by either party for material breach by the other party. The financial information related to this alliance was not material for the years ended December 31, 2015, 2014 and 2013.

F-Star

In October 2014, BMS entered into an agreement with F-Star Alpha Ltd. (F-Star). The agreement provides BMS with an exclusive option to purchase F-Star and its Phase I ready lead asset FS102, a targeted therapy in development for the treatment of breast and gastric cancer among a well-defined population of HER2-positive patients.
BMS paid $50 million to F-Star and its shareholders in 2014 in consideration for the option grant and certain licensing rights (included in research and development expenses) and is responsible for conducting and funding the development of FS102. The option is exercisable at BMS's discretion and expires upon the earlier of 60 days following obtaining proof of concept or June 2018. An additional $100 million will be payable upon the exercise of the option plus an additional aggregate consideration of up to $325 million for contingent development and regulatory approval milestone payments in the U.S. and Europe. BMS is not obligated to provide any additional financial support to F-Star.
F-Star was determined not to be a business as defined in ASC 805 - Business Combinations. As a result, contingent consideration was not included in the purchase price and no goodwill was recognized. However, F-Star is a variable interest entity as its equity holders lack the characteristics of a controlling financial interest. BMS was determined to be the primary beneficiary because of both its power to direct the activities most significantly and directly impacting the economic performance of the entity and its option rights described above. Upon consolidation in 2014, noncontrolling interest was credited by $59 million to reflect the fair value of the FS102 IPRD asset ($75 million) and deferred tax liabilities.

Promedior

In September 2015, BMS purchased a warrant that gives BMS the exclusive right to acquire Promedior, Inc. (Promedior), a biotechnology company whose lead asset, PRM-151, is being developed for the treatment of idiopathic pulmonary fibrosis (IPF) and myelofibrosis (MF). The warrant is exercisable upon completion of either of the IPF or MF Phase II clinical studies being conducted by Promedior, which is expected to occur no earlier than 2017. The upfront payment allocated to the warrant was $84 million and included in research and development expenses in the third quarter of 2015. The remaining $66 million of the $150 million upfront payment was allocated to Promedior’s obligation to complete the Phase II studies which will be amortized over the expected period of the Phase II studies. The allocation was determined using level 3 inputs. Following BMS's review of the Phase II clinical study results, if BMS elects to exercise the warrant it will be obligated to pay an additional $300 million (if based on the IPF study results) or $250 million (if based on the MF study results), plus additional aggregate consideration of up to $800 million for contingent development and regulatory approval milestone payments in the U.S. and Europe.

Five Prime

In November 2015, BMS and Five Prime Therapeutics, Inc. (Five Prime) entered into an exclusive worldwide licensing and collaboration agreement for the development and commercialization of Five Prime’s colony stimulating factor 1 receptor (CSF1R) antibody program, including FPA008 currently in Phase I development for immunology and oncology indications. BMS will be responsible for the development, manufacturing and commercialization of FPA008, subject to Five Prime’s option to conduct certain studies at its cost to develop FPA008 in pigmented vilonodular synovitis (PVNS) and in combination with its own internal oncology pipeline assets. Five Prime also retained an option to co-promote in the U.S. The agreement replaces a previous clinical collaboration agreement between the two parties.

In consideration for licensing rights, BMS made an upfront payment of $350 million in the fourth quarter of 2015 which was included in research and development expense. BMS will also be committed to pay up to $1.4 billion upon the achievement of contingent development and regulatory milestones as well as future royalties if the product is approved and commercialized.

Reckitt Benckiser Group

In May 2013, BMS and Reckitt Benckiser Group plc (Reckitt) started a three-year alliance for several over-the-counter-products sold primarily in Mexico and Brazil. Reckitt received the right to sell, distribute and market the products through May 2016. BMS receives royalties on net sales of the products and exclusively supplies certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including the market authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

In the framework of the alliance, BMS also granted Reckitt an option to acquire the trademarks, inventory and certain other assets exclusively related to the products at the end of the alliance period at a price determined primarily based upon a multiple of sales from May 2014 through May 2016. In April 2014, the alliance was modified to provide an option to Reckitt to purchase a BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance. In July 2015, Reckitt notified BMS that it was exercising its option. Substantially all employees at the facility are expected to be transferred to Reckitt. The closing is expected to occur in May 2016. Refer to "—Note 5. Assets Held-For-Sale” for further information.

Non-refundable upfront proceeds of $485 million received by BMS in 2013 were allocated to two units of accounting, including the rights transferred to Reckitt and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. During 2015, BMS recognized other income of $123 million to decrease the fair value of the option to zero due to the strengthening of the U.S. dollar against local currencies. The anticipated proceeds are expected to approximate the fair value of the assets to be transferred. The amount allocated to the rights transferred to Reckitt is amortized as alliance and other revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Reckitt alliance:
Alliance revenues	$140	$170	$116

Selected Alliance Cash Flow Information:
Deferred income	$—	$—	$376
Other changes in operating assets and liabilities	(129)	20	109

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2015	2014
Deferred income	$36	$155

The Medicines Company

In February 2013, BMS and The Medicines Company entered into a two-year alliance for Recothrom*, a recombinant thrombin for use as a topical hemostat to control non-arterial bleeding during surgical procedures (previously acquired by BMS in connection with its acquisition of ZymoGenetics, Inc. in 2010). The Medicines Company received the right to sell, distribute and market Recothrom* on a global basis for two years. BMS exclusively supplied Recothrom* to The Medicines Company at cost plus a markup and received royalties on net sales of Recothrom*. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the alliance period, including the Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom* including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom* at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at that time). The Medicines Company exercised the option and acquired the business for $132 million in February 2015. Refer to "—Note 5. Assets Held-For-Sale” for further information.

Non-refundable upfront proceeds of $115 million received by BMS in 2013 were allocated to two units of accounting, including the rights transferred to The Medicines Company and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was $35 million at December 31, 2014 and was determined using Level 3 inputs and included in accrued expenses. The amount allocated to the rights transferred to The Medicines Company was amortized as alliance and other revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from The Medicines Company alliance:
Alliance revenues	$8	$66	$74

Other (income)/expense – Gain on sale of business	(59)	—	—

Selected Alliance Cash Flow Information:
Deferred income	$—	$—	$80
Other changes in operating assets and liabilities	—	—	35
Divestiture and other proceeds	132	—	—

Selected Alliance Balance Sheet information:	December 31,
Dollars in Millions	2015	2014
Deferred income	$—	$3

Valeant

In October 2012, BMS and PharmaSwiss SA, a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. (Valeant) entered into an alliance for certain mature brand products in Europe. Valeant received the right to sell, distribute, and market the products in Europe through December 31, 2014. BMS exclusively supplied the products to Valeant at cost plus a markup.

BMS also granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. Valeant exercised the option and acquired the business for $61 million in January 2015. Refer to "—Note 5. Assets Held-For-Sale” for further information.

Non-refundable upfront proceeds of $79 million received by BMS in 2012 were allocated to two units of accounting, including the rights transferred to Valeant and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in accrued expenses. A $16 million charge was included in other expenses to increase the fair value of the option to $34 million in 2014. The amount allocated to the rights transferred to Valeant was amortized as alliance and other revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Revenues from Valeant alliance:
Net product sales	$—	$—	$4
Alliance revenues	(1)	44	49
Total Revenues	$(1)	$44	$53

Other (income)/expense – Gain on sale of business	(88)	—	—

Selected Alliance Cash Flow Information:
Other changes in operating assets and liabilities	$—	$16	$—
Divestiture and other proceeds	61	—	—
Note 4. ACQUISITIONS AND OTHER DIVESTITURES

Cardioxyl Acquisition
In December 2015, BMS acquired all of the outstanding shares of Cardioxyl Pharmaceuticals, Inc. (Cardioxyl), a privately held biotechnology company focused on the discovery and development of novel therapeutic agents for cardiovascular disease. The acquisition provided BMS with full rights to CXL-1427, a nitroxyl prodrug in Phase II development for acute decompensated heart failure. The consideration includes an upfront payment of $200 million and contingent development, regulatory and sales-based milestone payments of up to $1.9 billion. No significant Cardioxyl processes were acquired, therefore the transaction was accounted for as an asset acquisition because Cardioxyl was determined not to be a business as that term is defined in ASC 805 - Business Combinations. The consideration was allocated to CXL-1427 resulting in $167 million of research and development expenses and to net operating losses and tax credit carryforwards resulting in $33 million of deferred tax assets.

Flexus Acquisition
In April 2015, BMS acquired all of the outstanding shares of Flexus Biosciences, Inc. (Flexus), a privately held biotechnology company focused on the discovery and development of novel anti-cancer therapeutics. The acquisition provided BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy. In addition, BMS acquired Flexus's IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds. The consideration includes an upfront payment of $800 million (plus acquisition costs) and contingent development and regulatory milestone payments of up to $450 million. No significant Flexus processes were acquired, therefore the transaction was accounted for as an asset acquisition because Flexus was determined not to be a business. The consideration was allocated to F001287 and the IDO/TDO discovery program resulting in $800 million of research and development expenses and to net operating losses and tax credit carryforwards resulting in $14 million of deferred tax assets.

iPierian Acquisition
In April 2014, BMS acquired all of the outstanding shares of iPierian, Inc. (iPierian), a biotechnology company focused on new treatments for tauopathies, a class of neurodegenerative diseases. The acquisition provided BMS with full rights to IPN007, a preclinical monoclonal antibody to treat progressive supranuclear palsy and other tauopathies. The consideration includes an upfront payment of $175 million, contingent development and regulatory milestone payments of up to $550 million and future royalties on net sales if any of the acquired preclinical assets are approved and commercialized. No significant iPierian processes were acquired, therefore the transaction was accounted for as an asset acquisition because iPierian was determined not to be a business. The consideration was allocated to IPN007 resulting in $148 million of research and development expenses and to net operating losses and tax credit carryforwards resulting in $27 million of deferred tax assets.

Other Divestitures
In addition to the divestiture transactions with AstraZeneca, Lilly, The Medicines Company and Valeant discussed in "—Note 3. Alliances", BMS divested its Ixempra* business and several other businesses or product lines in 2015. These other transactions generated net proceeds of $121 million resulting in pretax gains of $136 million (including a $40 million deferred gain from 2014). Additional contingent proceeds will be recognized in earnings when received. Revenues and pretax earnings related to these businesses were not material.
Note 5. ASSETS HELD-FOR-SALE

In December 2015, BMS agreed to sell its pipeline of investigational HIV medicines to ViiV Healthcare which includes a number of programs at different stages of discovery, preclinical and clinical development. The transaction excludes BMS’s HIV marketed medicines. Certain BMS employees will be offered the opportunity to transfer to ViiV Healthcare and BMS will provide certain R&D and other services over a transitional period. The transaction is expected to close in the first half of 2016 upon obtaining customary regulatory approvals and will be accounted for as a sale of a business.

Consideration includes an upfront payment of $350 million, contingent development and regulatory milestone payments of up to $1.1 billion, sales-based milestone payments of up to $4.3 billion and future royalties if the products are approved and commercialized. BMS will also be reimbursed for the R&D and other services.

Assets held-for-sale were $134 million at December 31, 2015, comprising primarily of goodwill related to the investigational HIV business and the business comprising an alliance with Reckitt. Assets held-for-sale were $109 million at December 31, 2014, comprising of inventory, goodwill and other intangible assets related to the businesses comprising the alliances with The Medicines Company and Valeant. The allocation of goodwill was based on the relative fair value of the businesses divested to the Company's reporting unit.
Note 6. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Interest expense	$184	$203	$199
Investment income	(101)	(101)	(104)
Provision for restructuring	118	163	226
Litigation and other settlements	159	23	20
Equity in net income of affiliates	(83)	(107)	(166)
Out-licensed intangible asset impairment	13	29	—
Gain on sale of businesses, product lines and assets	(196)	(564)	(2)
Other alliance and licensing income	(628)	(404)	(148)
Pension charges	160	877	165
Loss on debt redemption	180	45	—
Other	7	46	15
Other (income)/expense	$(187)	$210	$205

•	Litigation and other settlements includes $90 million for a contractual dispute related to a license.

•
Other includes an unrealized foreign exchange loss of $52 million resulting from the remeasurement of the Bolivar-denominated cash and other monetary balances of BMS’s wholly-owned subsidiary in Venezuela as of December 31, 2015. The exchange rate was changed to the SIMADI rate of 200 from the official CENCOEX rate of 6.3 after considering the limited amount of foreign currency exchanged during the second half of 2015, published exchange rates and the continuing deterioration of economic conditions in Venezuela.

Note 7. RESTRUCTURING

The following is the provision for restructuring:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Employee termination benefits	$110	$157	$211
Other exit costs	8	6	15
Provision for restructuring	$118	$163	$226

Restructuring charges included employee termination benefits for manufacturing, selling, administrative, and research and development workforce reductions across all geographic regions of approximately 1,169 in 2015, 1,387 in 2014 and 1,450 in 2013. The restructuring actions were primarily related to specialty care transformation initiatives in 2015 and 2014 designed to create a more simplified organization across all functions and geographic markets, and sales force reductions in several European countries in 2013 following the restructuring of the Sanofi and Otsuka alliance agreements. Subject to local regulations, costs are not recognized until completion of discussions with works councils.

The following table represents the activity of employee termination and other exit cost liabilities:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Liability at January 1	$156	$102	$167
Charges	133	155	249
Change in estimates	(15)	8	(23)
Provision for restructuring	118	163	226
Foreign currency translation	(15)	(2)	4
Liabilities related to assets held-for-sale	—	—	(67)
Spending	(134)	(107)	(228)
Liability at December 31	$125	$156	$102
Note 8. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Current:
U.S.	$337	$334	$375
Non-U.S.	456	560	427
Total Current	793	894	802
Deferred:
U.S.	(394)	(403)	(390)
Non-U.S.	47	(139)	(101)
Total Deferred	(347)	(542)	(491)
Total Provision	$446	$352	$311

Effective Tax Rate

The reconciliation of the effective tax/(benefit) rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2015		2014		2013
Earnings/(Loss) before income taxes:
U.S.	$(1,329)		$(349)		$(135)
Non-U.S.	3,406		2,730		3,026
Total	$2,077		$2,381		$2,891
U.S. statutory rate	727	35.0%	833	35.0%	1,012	35.0%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(535)	(25.8)%	(509)	(21.4)%	(620)	(21.4)%
U.S. tax effect of capital losses	—	—	(361)	(15.2)%	—	—
Valuation allowance release	(84)	(4.0)%	—	—	(10)	(0.3)%
U.S. Federal, state and foreign contingent tax matters	56	2.7%	228	9.6%	134	4.6%
U.S. Federal research based credits	(132)	(6.4)%	(131)	(5.4)%	(220)	(7.6)%
Goodwill allocated to divestitures	25	1.2%	210	8.8%	—	—
U.S. Branded Prescription Drug Fee	44	2.1%	84	3.5%	63	2.2%
R&D charges	369	17.8%	52	2.2%	—	—
State and local taxes (net of valuation allowance)	16	0.8%	20	0.8%	25	0.9%
Foreign and other	(40)	(1.9)%	(74)	(3.1)%	(73)	(2.6)%
	$446	21.5%	$352	14.8%	$311	10.8%

The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. U.S. taxes have not been provided on approximately $25 billion of undistributed earnings of foreign subsidiaries as of December 31, 2015. These undistributed earnings primarily relate to operations in Switzerland, Ireland and Puerto Rico. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that will have to be provided. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

The divestiture of certain businesses resulted in capital loss tax benefits including $361 million from the sale of Amylin shares in 2014. Valuation allowances attributed to capital loss carryforwards were released in 2015 following the divestiture of Recothrom*, Ixempra* and other mature brands. Additional reserves of $123 million were established in 2014 for certain transfer pricing matters related to tax periods from 2008 through 2014. The retroactive reinstatement of the 2012 U.S. Federal research and development credit in 2013 resulted in additional tax credits of $82 million in 2013. Orphan drug credits are included in the U.S. Federal research based credits for all periods presented. Goodwill allocated to business divestitures (including the diabetes business in 2014) was not deductible for tax purposes as well as the U.S. Branded Prescription Drug Fee in all periods. Research and development charges resulting primarily from the acquisition of Flexus and Cardioxyl in 2015 and iPierian in 2014 were also not deductible for tax purposes.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2015	2014
Deferred tax assets
Foreign net operating loss carryforwards	$3,090	$3,473
U.S. capital loss carryforwards	39	562
State net operating loss and credit carryforwards	324	337
U.S. Federal net operating loss and credit carryforwards	173	161
Deferred income	1,009	1,163
Milestone payments and license fees	560	440
Pension and postretirement benefits	462	467
Intercompany profit and other inventory items	607	531
Other foreign deferred tax assets	172	202
Share-based compensation	122	95
Legal and other settlements	63	14
Repatriation of foreign earnings	(1)	94
Internal transfer of intellectual property	635	247
Other	337	311
Total deferred tax assets	7,592	8,097
Valuation allowance	(3,534)	(4,259)
Deferred tax assets net of valuation allowance	4,058	3,838

Deferred tax liabilities
Depreciation	(105)	(128)
Acquired intangible assets	(338)	(390)
Goodwill and other	(802)	(832)
Total deferred tax liabilities	(1,245)	(1,350)
Deferred tax assets, net	$2,813	$2,488

Recognized as:
Deferred income taxes – current	$—	$1,644
Deferred income taxes – non-current	2,844	915
Income taxes payable – current	—	(11)
Income taxes payable – non-current	(31)	(60)
Total	$2,813	$2,488

The Company has elected to early adopt Accounting Standard Update 2015-17 as of December 31, 2015 on a prospective basis, which results in all deferred taxes being reported as non-current on the balance sheet.

Internal transfers of intellectual property resulted in deferred tax assets of $635 million and prepaid taxes of $484 million (included in other assets) at December 31, 2015. These assets are amortized over their expected lives.

The U.S. Federal net operating loss carryforwards were $419 million at December 31, 2015. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The U.S. Federal tax credit carryforwards expire in varying amounts beginning in 2017. The realization of the U.S. Federal tax credit carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. The capital loss carryforward available of $102 million is dependent on generating sufficient domestic-sourced capital gain income and is scheduled to expire in 2019. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2016 (certain amounts have unlimited lives).

At December 31, 2015, a valuation allowance of $3,534 million was established for the following items: $3,090 million primarily for foreign net operating loss and tax credit carryforwards, $340 million for state deferred tax assets including net operating loss and tax credit carryforwards, $11 million for U.S. Federal net operating loss carryforwards and $29 million for U.S. Federal capital losses and $64 million for other U.S. Federal deferred tax assets.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Balance at beginning of year	$4,259	$4,623	$4,404
Provision	71	140	252
Utilization	(436)	(109)	(68)
Foreign currency translation	(366)	(395)	40
Acquisitions	6	—	(5)
Balance at end of year	$3,534	$4,259	$4,623

Income tax payments were $577 million in 2015, $544 million in 2014 and $478 million in 2013. The current tax benefit realized as a result of stock related compensation credited to capital in excess of par value of stock was $147 million in 2015, $131 million in 2014 and $129 million in 2013.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Balance at beginning of year	$934	$756	$642
Gross additions to tax positions related to current year	52	106	74
Gross additions to tax positions related to prior years	56	218	108
Gross additions to tax positions assumed in acquisitions	1	—	—
Gross reductions to tax positions related to prior years	(34)	(57)	(87)
Settlements	(46)	(65)	26
Reductions to tax positions related to lapse of statute	(9)	(12)	(8)
Cumulative translation adjustment	(10)	(12)	1
Balance at end of year	$944	$934	$756

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Unrecognized tax benefits that if recognized would impact the effective tax rate	$671	$668	$508
Accrued interest	93	96	83
Accrued penalties	16	17	34
Interest expense	2	27	24
Penalty expense/(benefit)	1	(7)	3

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

BMS is currently under examination by a number of tax authorities, including but not limited to the major tax jurisdictions listed in the table below, which have proposed or are considering proposing material adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2015 will decrease in the range of approximately $270 million to $330 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2015
Canada	2006 to 2015
France	2013 to 2015
Germany	2007 to 2015
Italy	2003 to 2015
Mexico	2010 to 2015
Note 9. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2015	2014	2013
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,565	$2,004	$2,563

Weighted-average common shares outstanding - basic	1,667	1,657	1,644
Contingently convertible debt common stock equivalents	—	1	1
Incremental shares attributable to share-based compensation plans	12	12	17
Weighted-average common shares outstanding - diluted	1,679	1,670	1,662

Earnings per share - basic	$0.94	$1.21	$1.56
Earnings per share - diluted	$0.93	$1.20	$1.54
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

Fair Value Measurements – The fair value of financial instruments are classified into one of the following categories:
Level 1 inputs utilize unadjusted quoted prices in active markets accessible at the measurement date for identical assets or liabilities. The fair value hierarchy provides the highest priority to Level 1 inputs.

Level 2 inputs utilize observable prices for similar instruments and quoted prices for identical or similar instruments in non-active markets. Additionally, certain corporate debt securities utilize a third-party matrix pricing model using significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities valued at the respective net asset value of the underlying investments. There were no significant unfunded commitments or restrictions on redemptions related to equity and fixed income funds as of December 31, 2015. Level 2 derivative instruments are valued using London Interbank Offered Rate (LIBOR) yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from volatility in underlying foreign currencies and underlying interest rates driven by market conditions and the duration of the contract.

Level 3 unobservable inputs are used when little or no market data is available. The fair value of written options to acquire outstanding shares or sell the assets of certain businesses (refer to “—Note 3. Alliances” for further discussion) is based on an option pricing methodology that considers revenue and profitability projections, volatility, discount rates, and potential exercise price assumptions.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015				December 31, 2014
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents - Money market and other securities	$—	$1,825	$—	$1,825	$—	$5,051	$—	$5,051
Marketable securities:
Certificates of deposit	—	804	—	804	—	896	—	896
Corporate debt securities	—	5,638	—	5,638	—	5,259	—	5,259
Equity funds	—	92	—	92	—	94	—	94
Fixed income funds	—	11	—	11	—	11	—	11
Auction Rate Securities (ARS)	—	—	—	—	—	—	12	12
Derivative assets:
Interest rate swap contracts	—	31	—	31	—	46	—	46
Forward starting interest rate swap contracts	—	15	—	15	—	—	—	—
Foreign currency forward contracts	—	50	—	50	—	118	—	118
Equity investments	60	—	—	60	36	—	—	36
Derivative liabilities:
Interest rate swap contracts	—	(1)	—	(1)	—	(3)	—	(3)
Forward starting interest rate swap contracts	—	(7)	—	(7)	—	—	—	—
Foreign currency forward contracts	—	(10)	—	(10)	—	—	—	—
Written option liabilities	—	—	—	—	—	—	(198)	(198)
Contingent consideration liability	—	—	—	—	—	—	(8)	(8)

The following table summarizes the activity of the financial assets utilizing Level 3 fair value measurements:

	2015			2014
Dollars in Millions	ARS	Written option liabilities	Contingent consideration liability	ARS	Written option liabilities	Contingent consideration liability
Fair value at January 1	$12	$(198)	$(8)	$12	$(162)	$(8)
Realized losses	(2)	—	—	—	—	—
Sales	(7)	—	—	—	—	—
Settlements and other	—	75	—	—	—	—
Changes in fair value	(3)	123	8	—	(36)	—
Fair value at December 31	$—	$—	$—	$12	$(198)	$(8)

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

December 31, 2015
Certificates of deposit	$804	$—	$—	$804
Corporate debt securities	5,646	15	(23)	5,638
Equity investments	74	10	(24)	60
Total	$6,524	$25	$(47)	$6,502

December 31, 2014
Certificates of deposit	$896	$—	$—	$896
Corporate debt securities	5,237	30	(8)	5,259
ARS	9	3	—	12
Equity investments	14	22	—	36
Total	$6,156	$55	$(8)	$6,203

Available-for-sale securities included in current marketable securities were $1,782 million at December 31, 2015 and $1,759 million at December 31, 2014. All non-current available-for-sale corporate debt securities mature within five years at December 31, 2015. Equity investments of $60 million and $36 million were included in other assets at December 31, 2015 and 2014, respectively.

Fair Value Option for Financial Assets

Investments in equity and fixed income funds offsetting changes in fair value of certain employee retirement benefits were included in current marketable securities. Changes in fair value were not significant.

Qualifying Hedges
The following summarizes the fair value of outstanding derivatives:

		December 31, 2015		December 31, 2014
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,100	$31	$847	$46
Interest rate swap contracts	Other liabilities	650	(1)	1,050	(3)
Forward starting interest rate swap contracts	Other assets	500	15	—	—
Forward starting interest rate swap contracts	Other liabilities	250	(7)	—	—
Foreign currency forward contracts	Prepaid expenses and other	1,016	50	1,323	106
Foreign currency forward contracts	Other assets	—	—	100	12
Foreign currency forward contracts	Accrued expenses	787	(10)	—	—

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchase transactions and certain other foreign currency transactions. The effective portion of changes in fair value for contracts designated as cash flow hedges are temporarily reported in accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to net earnings (primarily included in cost of products sold) within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($576 million) and Japanese yen ($746 million) at December 31, 2015. The fair value of a foreign currency forward contract attributed to the Japanese yen (notional amount of $445 million) not designated as a cash flow hedge was $5 million and was included in accrued expenses and other at December 31, 2015.

In 2015, BMS entered into $750 million of forward starting interest rate swap contracts maturing in March 2017 to hedge the variability of probable forecasted interest expense associated with potential future issuances of debt. The contracts are designated as cash flow hedges with the effective portion of fair value changes included in other comprehensive income.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,041 million) are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.43% as of December 31, 2015) plus an interest rate spread ranging from (0.8)% to 0.7%. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized as a reduction to interest expense over the remaining life of the debt.

The notional amount of fixed-to-floating interest rate swap contracts executed was $200 million in 2014 and $2.1 billion in 2013. The notional amount of fixed-to-floating interest rate swap contracts terminated was $147 million in 2015 and $426 million in 2014 generating proceeds of $28 million in 2015 and $119 million in 2014 (including accrued interest of $1 million in 2015 and $10 million in 2014). Additional contracts were terminated in connection with debt redemptions in 2015 and 2014.

Debt Obligations

Short-term borrowings were $139 million and $590 million at December 31, 2015 and 2014, respectively, consisting primarily of bank overdrafts.

The average amount of commercial paper outstanding was $254 million at a weighted-average interest rate of 0.16% during 2015. The maximum month end amount of commercial paper outstanding was $755 million with no outstanding borrowings at December 31, 2015. There were no borrowings in 2014.

Long-term debt includes:

	December 31,
Dollars in Millions	2015	2014
Principal Value:
4.375% Euro Notes due 2016	$—	$611
0.875% Notes due 2017	750	750
1.750% Notes due 2019	500	500
4.625% Euro Notes due 2021	—	611
2.000% Notes due 2022	750	750
7.150% Debentures due 2023	302	304
3.250% Notes due 2023	500	500
1.000% Euro Notes due 2025	630	—
6.800% Debentures due 2026	256	330
1.750% Euro Notes due 2035	630	—
5.875% Notes due 2036	404	625
6.125% Notes due 2038	278	480
3.250% Notes due 2042	500	500
4.500% Notes due 2044	500	500
6.880% Debentures due 2097	260	260
0% - 5.75% Other - maturing 2017 - 2030	79	83
Subtotal	6,339	6,804

Adjustments to Principal Value:
Fair value of interest rate swap contracts	30	43
Unamortized basis adjustment from swap terminations	272	454
Unamortized bond discounts and issuance costs(a)	(91)	(59)
Total	$6,550	$7,242

(a)	Excludes unamortized bond issuance costs of $34 million that were not reclassified at December 31, 2014.

The fair value of long-term debt was $6,909 million and $8,045 million at December 31, 2015 and 2014, respectively, and was estimated based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Senior unsecured notes were issued in a registered public offerings in 2015 and 2013. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable in whole or in part, at any time at a predetermined redemption price. BMS also terminated forward starting interest rate swap contracts entered into during 2015, resulting in an unrealized loss in other comprehensive income. The following table summarizes the note issuances:

	2015		2013
Amounts in Millions	Euro	U.S. dollars	U.S. dollars
Principal Value:
1.750% Notes due 2019	€—	$—	$500
3.250% Notes due 2023	—	—	500
1.000% Euro Notes due 2025	575	643	—
1.750% Euro Notes due 2035	575	643	—
4.500% Notes due 2044	—	—	500
Total	€1,150	$1,286	$1,500

Proceeds net of discount and deferred loan issuance costs	€1,133	$1,268	$1,477

Forward starting interest rate swap contracts terminated:
Notional amount	€500	$559	$305
Unrealized gain/(loss)	(16)	(18)	20

The Company repurchased $500 million of long-term debt through a cash tender offer and redeemed €1.0 billion ($1.1 billion) of long-term debt following the issuance of new senior unsecured notes in 2015. In connection with the debt redemption activities, certain interest rate swap contracts were entered into and terminated during the second quarter of 2015. There were no debt redemptions in 2013. Debt redemption activity for 2015 and 2014 was as follows:

Dollars in Millions	2015	2014
Principal amount	$1,624	$582
Carrying value	1,795	633
Debt redemption price	1,957	676
Notional amount of interest rate swap contracts terminated	735	500
Interest rate swap termination payments	11	4
Loss on debt redemption(a)	180	45

(a)	Including acceleration of debt issuance costs, loss on interest rate lock contract and other related fees.

Notes with a principal amount of $597 million matured and were repaid in 2013.

Interest payments were $205 million in 2015, $238 million in 2014 and $268 million in 2013 net of amounts received from interest rate swap contracts.

Two separate $1.5 billion five-year revolving credit facilities are maintained from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and are extendable on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2015 or 2014.

Financial guarantees provided in the form of stand-by letters of credit and performance bonds were $726 million at December 31, 2015. Stand-by letters of credit are issued through financial institutions in support of guarantees for various obligations. Performance bonds are issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 11. RECEIVABLES

	December 31,
Dollars in Millions	2015	2014
Trade receivables	$3,070	$2,193
Less allowances	(122)	(93)
Net trade receivables	2,948	2,100
Alliance partners receivables	958	888
Prepaid and refundable income taxes	182	178
Miscellaneous receivables	211	224
Receivables	$4,299	$3,390

Non-U.S. receivables sold on a nonrecourse basis were $476 million in 2015, $812 million in 2014, and $1,031 million in 2013. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented 53% and 36% of total trade receivables at December 31, 2015 and 2014, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014	2013
Balance at beginning of year	$93	$89	$104
Provision	1,059	773	720
Utilization	(1,030)	(769)	(731)
Assets held-for-sale	—	—	(4)
Balance at end of year	$122	$93	$89
Note 12. INVENTORIES

	December 31,
Dollars in Millions	2015	2014
Finished goods	$381	$500
Work in process	646	856
Raw and packaging materials	194	204
Inventories	$1,221	$1,560

Inventories expected to remain on-hand beyond one year (including $85 million for inventory pending regulatory approval) are included in other assets and were $227 million at December 31, 2015 and $232 million at December 31, 2014.
Note 13. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in Millions	2015	2014
Land	$107	$109
Buildings	4,515	4,830
Machinery, equipment and fixtures	3,347	3,774
Construction in progress	662	353
Gross property, plant and equipment	8,631	9,066
Less accumulated depreciation	(4,219)	(4,649)
Property, plant and equipment	$4,412	$4,417

The Mount Vernon, Indiana manufacturing facility was transferred to AstraZeneca in the third quarter of 2015 in connection with the sale of the diabetes business. The facility's gross property, plant and equipment was $415 million on the date of transfer ($182 million net of accumulated depreciation). Refer to "—Note 3. Alliances” for further discussion on the sale of the diabetes business.

A fully depreciated bulk manufacturing facility ceased use in 2015 resulting in a $439 million reduction to gross property, plant and equipment and accumulated depreciation.

Depreciation expense was $500 million in 2015, $543 million in 2014 and $453 million in 2013.
Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

		December 31,
Dollars in Millions	Estimated Useful Lives	2015	2014
Goodwill		$6,881	$7,027

Other intangible assets:
Licenses	5 – 15 years	$574	$1,090
Developed technology rights	9 – 15 years	2,357	2,358
Capitalized software	3 – 10 years	1,302	1,254
In-process research and development (IPRD)		120	280
Gross other intangible assets		4,353	4,982
Less accumulated amortization		(2,934)	(3,229)
Total other intangible assets		$1,419	$1,753

The reduction of goodwill in 2015 resulted from the allocation of amounts for business divestitures. Refer to "—Note 3. Alliances", "—Note 4. Acquisitions and Other Divestitures" and "—Note 5. Assets Held-For-Sale" for further discussion on the divestitures. Amortization expense was $183 million in 2015, $286 million in 2014 and $858 million in 2013. Future annual amortization expense of other intangible assets is expected to be approximately $200 million in 2016, $170 million in 2017, $150 million in 2018, $130 million in 2019, and $100 million in 2020. Other intangible asset impairment charges were $181 million in 2015, $380 million in 2014 and none in 2013.

Licenses of $500 million ($126 million net of accumulated amortization) were derecognized in 2015 as a result of the transfer of the Erbitux* North American business to Lilly in October 2015. Refer to "—Note 3. Alliances" for further discussion.

A $160 million IPRD impairment charge was recognized in 2015 for BMS-986020 (lysophosphatidic acid 1 receptor antagonist) which was in Phase II development for treatment of IPF. The full write-off was required after considering the occurrence of certain adverse events, voluntary suspension of the study and an internal assessment indicating a significantly lower likelihood of regulatory and commercial success. BMS acquired BMS-986020 with its acquisition of Amira Pharmaceuticals, Inc. in 2011. In addition, a contingent consideration liability of $8 million related to the acquisition was also reversed because of the lower likelihood of success.

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
Note 15. ACCRUED EXPENSES

	December 31,
Dollars in Millions	2015	2014
Employee compensation and benefits	$904	$892
Royalties	161	213
Accrued research and development	553	445
Restructuring - current	89	128
Pension and postretirement benefits	47	47
Litigation and other settlements	189	43
Other	816	691
Total accrued expenses	$2,759	$2,459

Note 16. SALES REBATES AND RETURN ACCRUALS

Reductions to trade receivables and accrued rebates and returns liabilities are as follows:

	December 31,
Dollars in Millions	2015	2014
Charge-backs related to government programs	$75	$41
Cash discounts	22	15
Reductions to trade receivables	$97	$56

Medicaid and Medicare rebates	$434	$267
Sales returns	181	232
Other rebates, discounts and adjustments	709	352
Accrued rebates and returns	$1,324	$851
Note 17. DEFERRED INCOME

	December 31,
Dollars in Millions	2015	2014
Alliances (Note 3)	$1,459	$1,493
Other	130	444
Total deferred income	$1,589	$1,937

Current portion	$1,003	$1,167
Non-current portion	586	770

Alliances include unamortized amounts for upfront, milestone and other licensing receipts, revenue deferrals attributed to the Gilead alliance and deferred income for the undelivered elements of the diabetes business divestiture. Upfront, milestone and other licensing receipts are amortized over the shorter of the contractual rights period or the expected life of the product. Other deferrals included approximately $300 million invoiced for Daklinza under an early access program in France as of December 31, 2014, that was deferred until final pricing was obtained from the French government in 2015. Amortization of deferred income was $307 million in 2015, $362 million in 2014 and $548 million in 2013.

Note 18. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2013	2,208	$221	$2,694	$32,733	570	$(18,823)	$15
Net earnings	—	—	—	2,563	—	—	38
Cash dividends declared	—	—	—	(2,344)	—	—	—
Stock repurchase program	—	—	—	—	11	(413)	—
Employee stock compensation plans	—	—	(772)	—	(22)	1,436	—
Distributions	—	—	—	—	—	—	29
Balance at December 31, 2013	2,208	221	1,922	32,952	559	(17,800)	82
Net earnings	—	—	—	2,004	—	—	39
Cash dividends declared	—	—	—	(2,415)	—	—	—
Employee stock compensation plans	—	—	(393)	—	(11)	755	—
Debt conversion	—	—	(22)	—	(1)	53	—
Variable interest entity	—	—	—	—	—	—	59
Distributions	—	—	—	—	—	—	(49)
Balance at December 31, 2014	2,208	221	1,507	32,541	547	(16,992)	131
Net earnings	—	—	—	1,565	—	—	84
Cash dividends declared	—	—	—	(2,493)	—	—	—
Employee stock compensation plans	—	—	(48)	—	(8)	431	—
Debt conversion	—	—	—	—	—	2	—
Distributions	—	—	—	—	—	—	(57)
Balance at December 31, 2015	2,208	$221	$1,459	$31,613	539	$(16,559)	$158

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

The components of other comprehensive income/(loss) were as follows:

Dollars in Millions	Pretax	Tax	After Tax
2013
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$58	$(17)	$41
Reclassified to net earnings	(56)	22	(34)
Derivatives qualifying as cash flow hedges	2	5	7
Pension and other postretirement benefits:
Actuarial gains	1,475	(504)	971
Amortization(b)	129	(43)	86
Settlements(c)	165	(56)	109
Pension and other postretirement benefits	1,769	(603)	1,166
Available-for-sale securities:
Unrealized losses	(35)	3	(32)
Realized gains(c)	(8)	3	(5)
Available-for-sale securities	(43)	6	(37)
Foreign currency translation	(75)	—	(75)
	$1,653	$(592)	$1,061
2014
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$139	$(45)	$94
Reclassified to net earnings	(41)	16	(25)
Derivatives qualifying as cash flow hedges	98	(29)	69
Pension and other postretirement benefits:
Actuarial losses	(1,414)	464	(950)
Amortization(b)	104	(37)	67
Settlements and curtailments(c)	867	(308)	559
Pension and other postretirement benefits	(443)	119	(324)
Available-for-sale securities:
Unrealized gains	10	(6)	4
Realized gains(c)	(1)	—	(1)
Available-for-sale securities	9	(6)	3
Foreign currency translation	(8)	(24)	(32)
	$(344)	$60	$(284)
2015
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains	$59	$(22)	$37
Reclassified to net earnings	(130)	42	(88)
Derivatives qualifying as cash flow hedges	(71)	20	(51)
Pension and other postretirement benefits:
Actuarial losses	(88)	27	(61)
Amortization(b)	85	(28)	57
Settlements and curtailments(c)	160	(55)	105
Pension and other postretirement benefits	157	(56)	101
Available-for-sale securities:
Unrealized losses	(71)	14	(57)
Realized losses	3	—	3
Available-for-sale securities	(68)	14	(54)
Foreign currency translation	(17)	(22)	(39)
	$1	$(44)	$(43)

(a)	Included in cost of products sold.

(b)	Included in cost of products sold, research and development, and marketing, selling and administrative expenses.

(c)	Included in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

	December 31,
Dollars in Millions	2015	2014
Derivatives qualifying as cash flow hedges	$34	$85
Pension and other postretirement benefits	(2,080)	(2,181)
Available-for-sale securities	(23)	31
Foreign currency translation	(399)	(360)
Accumulated other comprehensive loss	$(2,468)	$(2,425)
Note 19. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT LIABILITIES
BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, covering most U.S. employees and representing approximately 65% of the consolidated pension plan assets and 61% of the obligations. Future benefits related to service for this plan were eliminated in 2009. BMS contributes at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities.

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Pension Benefits			Other Benefits
Dollars in Millions	2015	2014	2013	2015	2014	2013
Service cost — benefits earned during the year	$25	$34	$38	$4	$4	$8
Interest cost on projected benefit obligation	242	305	302	13	14	13
Expected return on plan assets	(405)	(508)	(519)	(27)	(27)	(26)
Amortization of prior service credits	(3)	(3)	(4)	(6)	(1)	(2)
Amortization of net actuarial (gain)/loss	91	110	134	3	(2)	1
Curtailments	(1)	1	—	—	(4)	—
Settlements	161	866	165	—	—	—
Special termination benefits	—	14	—	—	—	—
Net periodic benefit cost/(credit)	$110	$819	$116	$(13)	$(16)	$(6)

In September 2014, BMS and Fiduciary Counselors Inc., as an independent fiduciary of the Bristol-Myers Squibb Company Retirement Income Plan, entered into a definitive agreement to transfer certain U.S. pension assets to The Prudential Insurance Company of America (Prudential) to settle approximately $1.5 billion of pension obligations. BMS purchased a group annuity contract from Prudential in December 2014, who irrevocably assumed the obligation to make future annuity payments to certain BMS retirees. The transaction does not change the amount of the monthly pension benefit received by affected retirees and surviving beneficiaries and resulted in a pretax settlement charge of $713 million. Pension settlement charges were also recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2015, 2014 and 2013.

Changes in defined benefit and postretirement benefit plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Pension Benefits		Other Benefits
Dollars in Millions	2015	2014	2015	2014
Benefit obligations at beginning of year	$7,068	$7,233	$402	$404
Service cost—benefits earned during the year	25	34	4	4
Interest cost	242	305	13	14
Plan participants’ contributions	2	2	24	22
Curtailments	—	(27)	—	(3)
Settlements	(336)	(1,774)	—	—
Plan amendments	(3)	(2)	—	(7)
Actuarial (gains)/losses	(321)	1,673	(26)	28
Retiree Drug Subsidy	—	—	5	6
Benefits paid	(105)	(216)	(62)	(62)
Exchange rate gains	(154)	(160)	(5)	(4)
Benefit obligations at end of year	$6,418	$7,068	$355	$402

Fair value of plan assets at beginning of year	$6,148	$7,406	$357	$347
Actual return on plan assets	(5)	750	(4)	36
Employer contributions	118	124	8	8
Plan participants’ contributions	2	2	24	22
Settlements	(336)	(1,774)	—	—
Retiree Drug Subsidy	—	—	5	6
Benefits paid	(105)	(216)	(62)	(62)
Exchange rate losses	(135)	(144)	—	—
Fair value of plan assets at end of year	$5,687	$6,148	$328	$357

Funded status	$(731)	$(920)	$(27)	$(45)

Assets/(Liabilities) recognized:
Other assets	$71	$40	$96	$91
Accrued expenses	(37)	(36)	(10)	(11)
Pension and other postretirement liabilities	(765)	(924)	(113)	(125)
Funded status	$(731)	$(920)	$(27)	$(45)

Recognized in accumulated other comprehensive loss:
Net actuarial (gains)/losses	$3,140	$3,304	$(22)	$(24)
Prior service credit	(39)	(40)	(4)	(9)
Total	$3,101	$3,264	$(26)	$(33)

The accumulated benefit obligation for all defined benefit pension plans was $6,363 million and $7,001 million at December 31, 2015 and 2014, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2015	2014
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$5,310	$5,877
Fair value of plan assets	4,508	4,917
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$5,156	$5,731
Fair value of plan assets	4,386	4,823

Actuarial Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	3.8%	3.6%	3.6%	3.4%
Rate of compensation increase	0.5%	0.8%	2.0%	2.0%

Weighted-average actuarial assumptions used to determine net periodic benefit (credit)/cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.6%	4.2%	4.1%	3.4%	3.7%	3.0%
Expected long-term return on plan assets	7.2%	7.6%	8.0%	7.8%	8.3%	8.8%
Rate of compensation increase	0.8%	2.3%	2.3%	2.0%	2.1%	2.1%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The Citigroup Pension Discount curve is used in developing the discount rate for the U.S. plans.

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value”. The market-related value of plan assets exceeded the fair value by approximately $225 million at December 31, 2015. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period. Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class. Historical long-term actual annualized returns for U.S. pension plans were as follows:

	2015	2014	2013
10 years	6.7%	7.9%	8.0%
15 years	6.0%	6.4%	6.8%
20 years	8.1%	9.3%	8.8%

Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Gains and losses are amortized over the life expectancy of the plan participants for U.S. plans (35 years in 2016) and expected remaining service periods for most other plans to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The amortization of net actuarial loss and prior service credit is expected to be approximately $70 million in 2016. The periodic benefit cost or credit is included in cost of products sold, research and development, and marketing, selling and administrative expenses, except for curtailments, settlements and other special termination benefits which are included other expenses.

Assumed healthcare cost trend rates at December 31 were as follows:

	2015	2014	2013
Healthcare cost trend rate assumed for next year	5.5%	6.0%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2018	2019
A one-percentage-point change in assumed healthcare cost trend rates would not have a material impact on the cost or benefit obligation.

Plan Assets
The fair value of pension and postretirement plan assets by asset category at December 31, 2015 and 2014 was as follows:

	December 31, 2015				December 31, 2014
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities	$785	$—	$—	$785	$1,115	$—	$—	$1,115
Equity Funds	521	1,174	—	1,695	446	1,113	—	1,559
Fixed Income Funds	249	724	—	973	340	777	—	1,117
Corporate Debt Securities	—	1,382	—	1,382	—	1,481	—	1,481
Venture Capital and Limited Partnerships	—	—	249	249	—	—	327	327
U.S. Treasury and Agency Securities	—	517	—	517	—	557	—	557
Short-Term Investment Funds	—	103	—	103	—	63	—	63
Insurance Contracts	—	—	115	115	—	—	119	119
Event Driven Hedge Funds	—	72	—	72	—	71	—	71
Cash and Cash Equivalents	106	—	—	106	76	—	—	76
Other	4	14	—	18	4	16	—	20
Total plan assets at fair value	$1,665	$3,986	$364	$6,015	$1,981	$4,078	$446	$6,505
The investment valuation policies per investment class are as follows:
Level 1 inputs utilize unadjusted quoted prices in active markets accessible at the measurement date for identical assets or liabilities. The fair value hierarchy provides the highest priority to Level 1 inputs. These instruments include equity securities, equity funds and fixed income funds publicly traded on a national securities exchange, and cash and cash equivalents. Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value. Pending trade sales and purchases are included in cash and cash equivalents until final settlement.
Level 2 inputs utilize observable prices for similar instruments, quoted prices for identical or similar instruments in non-active markets, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. Equity funds, fixed income funds, event driven hedge funds and short-term investment funds classified as Level 2 within the fair value hierarchy are valued at the net asset value of their shares held at year end. There were no significant unfunded commitments or restrictions on redemptions related to investments valued at NAV as of December 31, 2015. Corporate debt securities and U.S. treasury and agency securities classified as Level 2 within the fair value hierarchy are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active.
Level 3 unobservable inputs are used when little or no market data is available. Venture capital and limited partnerships classified as Level 3 within the fair value hierarchy invest in underlying securities whose market values are determined using pricing models, discounted cash flow methodologies, or similar techniques. Some of the most significant unobservable inputs used in the valuation methodologies include discount rates, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiples, and revenue multiples. Significant changes in any of these inputs could result in significantly lower or higher fair value measurements. Insurance contracts are held by certain foreign pension plans and are carried at contract value, which approximates the estimated fair value and is based on the fair value of the underlying investment of the insurance company.
The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Venture Capital and Limited Partnerships	Insurance Contracts	Total
Fair value at January 1, 2014	$369	$142	$511
Purchases, sales and settlements, net	(88)	(15)	(103)
Realized gains/(losses)	61	(15)	46
Unrealized gains/(losses)	(15)	7	(8)
Fair value at December 31, 2014	327	119	446
Purchases, sales and settlements, net	(92)	7	(85)
Realized gains/(losses)	41	(11)	30
Unrealized losses	(27)	—	(27)
Fair value at December 31, 2015	$249	$115	$364

The investment strategy emphasizes equities in order to achieve higher expected returns and lower expenses and required cash contributions over the long-term. A target asset allocation of 43% public equity (16% international, 14% global and 13% U.S.), 7% private equity and 50% long-duration fixed income is maintained for the U.S. pension plans. Investments are diversified within each of the three major asset categories. Approximately 88% of the U.S. pension plans equity investments are actively managed. Venture capital and limited partnerships are typically valued on a three month lag using latest available information. BMS common stock represents less than 1% of the plan assets at December 31, 2015 and 2014.

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $118 million in 2015, $124 million in 2014 and $251 million in 2013 and are expected to be approximately $100 million in 2016. Estimated annual future benefit payments (including lump sum payments) range from $300 million to $400 million in each of the next five years, and aggregate $1.7 billion in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. was approximately $190 million in 2015, 2014 and 2013.
Note 20. EMPLOYEE STOCK BENEFIT PLANS
On May 1, 2012, the shareholders approved the 2012 Stock Award and Incentive Plan (the 2012 Plan), which replaced the 2007 Stock Incentive Plan. The 2012 Plan provides for 109 million shares to be authorized for grants, plus any shares from outstanding awards under the 2007 Plan as of February 29, 2012 that expire, are forfeited, canceled, or withheld to satisfy tax withholding obligations. As of December 31, 2015, 108 million shares were available for award. Shares are issued from treasury stock to satisfy our obligations under this Plan.

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

Restricted stock units may be granted to key employees, subject to restrictions as to continuous employment. Generally, vesting occurs ratably over a four year period from grant date. Compensation expense is recognized over the vesting period. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

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

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Other information related to stock-based compensation benefits are as follows:

	Years Ended December 31,
Dollars in Millions	2015	2014	2013
Stock options	$—	$—	$2
Restricted stock units	82	75	74
Market share units	36	34	29
Performance share units	117	104	86
Total stock-based compensation expense	$235	$213	$191

Income tax benefit	$77	$71	$64

	Stock Options		Restricted Stock Units		Market Share Units		Performance Share Units
	Number of Options Outstanding	Weighted- Average Exercise Price of Shares	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value
Shares in Thousands
Balance at January 1, 2015	15,577	$22.29	5,247	$43.61	1,961	$42.47	3,419	$47.12
Granted	—	—	1,770	61.18	703	67.03	1,574	65.07
Released/Exercised	(5,084)	23.56	(2,132)	44.06	(1,323)	35.32	(1,771)	42.15
Adjustments for actual payout	—	—	—	—	614	32.69	1,307	51.29
Forfeited/Canceled	(166)	25.16	(386)	46.98	(146)	52.66	(451)	59.51
Balance at December 31, 2015	10,327	21.62	4,499	50.02	1,809	53.10	4,078	56.17

Vested or expected to vest	10,327	21.62	4,061	49.52	1,674	52.58	4,627	57.49

	Restricted	Market	Performance
Dollars in Millions	Stock Units	Share Units	Share Units
Unrecognized compensation cost	$159	$40	$106
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.8	1.7

Amounts in Millions, except per share data	2015	2014	2013
Weighted-average grant date fair value (per share):
Restricted stock units	$61.18	$52.22	$38.73
Market share units	67.03	55.44	37.40
Performance share units	65.07	55.17	37.40

Fair value of options or awards that vested during the year:
Stock options	$—	$—	$11
Restricted stock units	77	68	74
Market share units	47	49	30
Performance share units	75	90	90

Total intrinsic value of stock options exercised during the year	$206	$199	$323
The fair value of awards approximates the closing trading price of BMS's common stock on the grant date. The fair value of market share units also considers the payout formula and probability of satisfying market conditions.
The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2015:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$1 - $20	4,096	3.14	$17.53	$210
$20 - $30	6,231	1.49	24.30	277
	10,327	2.14	$21.61	$487
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $68.79 on December 31, 2015.
Note 21. LEASES

Annual minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) are approximately $100 million in each of the next five years and an aggregate $300 million thereafter. Operating lease expenses were approximately $140 million in 2015, 2014 and 2013. Sublease income was not material for all periods presented.

Note 22. LEGAL PROCEEDINGS AND CONTINGENCIES
The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. These claims or proceedings can involve various types of parties, including governments, competitors, customers, suppliers, service providers, licensees, employees, or shareholders, among others. The resolution of these matters often develop over a long period of time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, contractual rights, licensing obligations, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. Legal proceedings that are material or that the Company believes could become material are described below.
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
INTELLECTUAL PROPERTY
Baraclude — South Korea
In 2013, DaeWoong Pharmaceutical Co. Ltd., Hanmi Pharmaceuticals Co., Ltd. Dong-A Pharmaceutical Co. Ltd. and other generic companies initiated separate invalidity actions in the Korean Intellectual Property Office against Korean Patent No. 160,523 (the ‘523 patent) covering the entecavir molecule. In January 2015, the Korean Intellectual Property Tribunal ruled that the '523 patent is valid and the decision was affirmed on appeal in September 2015 by the Patent Court. The ‘523 patent expired on October 9, 2015. Following the expiration of the ‘523 patent, generic companies have entered the South Korean market and we expect continuing declines in net product sales of Baraclude in 2016.
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
Eliquis - Inter-Partes Review (IPR)
In August 2015, Bristol-Myers Squibb received a Petition for Inter Partes Review of U.S. Patent No. 6,967,208 (“the ‘208 patent”) that was filed at the United States Patent & Trademark Office by the Coalition for Affordable Drugs, which is affiliated with entities and individuals associated with a hedge fund. The ‘208 patent is a composition of matter patent that contains claims directed to apixaban, the active ingredient in Eliquis. The petition requests that the Patent Trial and Appeal Board (PTAB) initiate a proceeding to review the validity of the ‘208 patent, including claims that cover apixaban. The Company responded to and opposed this petition in November 2015. The PTAB is expected to render a decision as to whether it will initiate this proceeding in mid-February 2016. If the PTAB decides to initiate the proceeding, a decision on the merits would be expected by the first half of 2017. The Company intends to vigorously defend the ‘208 patent against this challenge. The ‘208 patent expires in February 2023; the Company has filed a request for patent term restoration with the U.S. Patent & Trademark Office requesting that the patent expiration date be restored to December 2026.

Sprycel - European Union
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the European Patent Office (EPO) seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. The Company will appeal the EPO’s decision to the EPO Board of Appeal. The ‘038 patent will remain in force pending the outcome of our appeal of the EPO’s decision, and we intend to pursue legal options to defend our intellectual property rights from any future infringement. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expire in November 2016. The decision does not affect the validity of our other Sprycel patents within and outside Europe, including a different patent that covers the monohydrate form of dasatinib. In the U.S., the Company entered into a settlement agreement with Apotex in 2013 regarding a patent infringement suit whereby Apotex can launch its generic dasatinib monohydrate abbreviated New Drug Application product in September 2024, or earlier in certain circumstances.
Anti-PD-1 Antibody Patent Oppositions and Litigation
We have brought claims of infringement in a number of ongoing patent litigations against Merck & Co., Inc. (Merck) around the world with respect to patents directed to methods of treating cancer using a PD-1 antibody. Under our alliance with Ono, BMS has exclusive rights to these patents, including a European patent (EP 1 537 878) (the ’878 patent). In 2011, Merck filed an opposition in the European Patent Office (EPO) seeking revocation of the ‘878 patent. In June 2014, the Opposition Division of the EPO maintained the validity of the claims in the ’878 patent. Merck has appealed this decision.
In May 2014, Merck filed a lawsuit in the United Kingdom (UK) seeking revocation of the UK national version of the ’878 patent. In July 2014, BMS and Ono sued Merck for patent infringement. A trial was held in the UK in July 2015. In October 2015, the court issued its judgment, finding the ’878 patent valid and infringed. Merck has appealed this judgment.
In February 2015, Merck filed a lawsuit in the Netherlands seeking revocation of the Dutch national version of the ’878 patent and BMS and Ono subsequently sued Merck for patent infringement. A trial regarding the validity and infringement of the ’878 patent was held on January 29, 2016; the decision by the Dutch court is pending.
In December 2015, BMS and Ono filed lawsuits with respect to national versions of the ‘878 patent in several other European countries, including France, Germany, Ireland, Spain and Switzerland. BMS and Ono can file patent infringement actions against Merck in other national courts in Europe at or around the time Merck launches Keytruda*. If any of the above-mentioned national courts determine Merck infringes a valid claim in the ’878 patent, BMS and Ono may be entitled to monetary damages, including royalties on future sales of Keytruda*. BMS and Ono are not seeking an injunction to prevent Merck from marketing Keytruda* in these litigations unless an appropriate financial remedy cannot be agreed upon or awarded by the court.
In September 2014, BMS and Ono filed a lawsuit in the United States alleging that Merck’s marketing of Keytruda* infringes U.S. Patent No. 8,728,474 (the ’474 patent). The trial in this matter is currently scheduled to begin in April 2017. In June and July 2015, BMS and Ono filed lawsuits in the United States alleging that Merck’s marketing of Keytruda* infringes U.S. Patent Nos. 9,067,999 (the ‘999 patent) and 9,073,994 (the ‘994 patent), respectively, which are patents related to the ‘474 patent. In these lawsuits, BMS and Ono are not seeking to prevent or stop the marketing of Keytruda* in the United States unless an appropriate financial remedy cannot be agreed upon or awarded by the court.
In April 2014, Merck, and three other companies, opposed a European patent (EP 2 161 336) (the ’336 patent) which is directed to a class of anti-PD-1 antibodies. In February 2015, BMS and Ono submitted a request to amend the claims of the ’336 patent. Oral proceedings before the Opposition Division of the EPO are scheduled for July 2016.
In September 2014, Merck filed a lawsuit in Australia seeking the revocation of Australian Patent No. 2011203119, which is directed to a class of anti-PD-1 antibodies and is based on the same application as the ‘336 patent. In March 2015, BMS and Ono countersued Merck for patent infringement. Ono and BMS have similar and other patents and applications pending in the United States and other countries.
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship of five related U.S. patents. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. Three of these patents (the ‘474, ‘999, and ‘994 patents) are currently subject to patent infringement proceedings filed by BMS and Ono against Merck in Delaware federal court, as specified above.
PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION
AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company remains a defendant in two state attorneys general suits pending in state courts in Pennsylvania and Wisconsin. The Company has been designated as one of four defendants for separate trials in Wisconsin in 2016. A settlement has been reached between the Company and the other defendants on one hand, and the State of Wisconsin on the other.
Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court and in June 2014, the Pennsylvania Supreme Court vacated the Commonwealth judge's decision and remanded the matter back to the Commonwealth Court. In January 2015, the Commonwealth Court entered judgment in favor of the Company. The Commonwealth of Pennsylvania appealed this decision to the Pennsylvania Supreme Court, which affirmed the lower court's decision in favor of the Company in December 2015.
Qui Tam Litigation
In March 2011, the Company was served with an unsealed qui tam complaint filed by three former sales representatives in California Superior Court, County of Los Angeles. The California Department of Insurance has elected to intervene in the lawsuit. The complaint alleges the Company paid kickbacks to California providers and pharmacies in violation of California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871.7. In December 2015, the Company and the California Department of Insurance reached an agreement on the financial terms of a settlement in principle. The parties are continuing negotiations of the terms of a final settlement.
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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of over 2,400 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 510 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in a multi-district litigation (MDL) or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP) and in November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. Plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit. The cases in the JCCP have not yet been formally dismissed. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.

SHAREHOLDER DERIVATIVE LITIGATION
In December 2015, two shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the Securities and Exchange Commission of alleged Foreign Corrupt Practices Act violations in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $60 million at December 31, 2015, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
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

Note 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Total Revenues	$4,041	$4,163	$4,069	$4,287	$16,560
Gross Margin	3,194	3,150	2,972	3,335	12,651
Net Earnings/(Loss)	1,199	(110)	730	(188)	1,631
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	13	20	24	9	66
BMS	1,186	(130)	706	(197)	1,565

Earnings/(Loss) per Share - Basic(a)	$0.71	$(0.08)	$0.42	$(0.12)	$0.94
Earnings/(Loss) per Share - Diluted(a)	0.71	(0.08)	0.42	(0.12)	0.93

Cash dividends declared per common share	$0.37	$0.37	$0.37	$0.38	$1.49

Cash and cash equivalents	$6,294	$4,199	$3,975	$2,385	$2,385
Marketable securities(b)	5,592	5,909	6,065	6,545	6,545
Total Assets	33,579	31,954	31,779	31,748	31,748
Long-term debt	7,127	6,615	6,632	6,550	6,550
Equity	15,689	15,291	15,273	14,424	14,424

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Total Revenues	$3,811	$3,889	$3,921	$4,258	$15,879
Gross Margin	2,843	2,898	2,914	3,292	11,947
Net Earnings	936	334	732	27	2,029
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	(1)	1	11	14	25
BMS	937	333	721	13	2,004

Earnings per Share - Basic(a)	$0.57	$0.20	$0.43	$0.01	$1.21
Earnings per Share - Diluted(a)	0.56	0.20	0.43	0.01	1.20

Cash dividends declared per common share	$0.36	$0.36	$0.36	$0.37	$1.45

Cash and cash equivalents	$5,225	$4,282	$4,851	$5,571	$5,571
Marketable securities(b)	5,392	6,769	6,698	6,272	6,272
Total Assets	33,424	33,503	33,450	33,749	33,749
Long-term debt	7,367	7,372	7,267	7,242	7,242
Equity	15,531	15,379	15,201	14,983	14,983

(a)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(b)	Marketable securities includes current and non-current assets.

The following specified items affected the comparability of results in 2015 and 2014:
2015

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	$34	$25	$15	$10	$84

Marketing, selling and administrative(b)	1	3	2	4	10

License and asset acquisition charges	162	869	94	554	1,679
IPRD impairments	—	—	—	160	160
Other	—	2	15	27	44
Research and development	162	871	109	741	1,883

Provision for restructuring	12	28	10	65	115
(Gain)/Loss on sale of businesses, product lines and assets	(152)	(8)	(198)	171	(187)
Pension charges	27	36	48	49	160
Acquisition and alliance related items	(36)	—	(87)	—	(123)
Litigation and other settlements	14	1	—	143	158
Out-licensed intangible asset impairment	13	—	—	—	13
Loss on debt redemption	—	180	—	—	180
Other (income)/expense	(122)	237	(227)	428	316

Increase/(decrease) to pretax income	75	1,136	(101)	1,183	2,293
Income tax on items above	(68)	(116)	43	(339)	(480)
Increase/(decrease) to net earnings	$7	$1,020	$(58)	$844	$1,813

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.
(b)	Specified items in marketing, selling and administrative are process standardization implementation costs.

2014

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	$45	$39	$36	$31	$151

Additional year of Branded Prescription Drug Fee	—	—	96	—	96
Process standardization implementation costs	3	3	2	1	9
Marketing, selling and administrative	3	3	98	1	105

License and asset acquisition charges	15	148	65	50	278
IPRD impairments	33	310	—	—	343
Research and development	48	458	65	50	621

Provision for restructuring	21	16	35	91	163
(Gain)/Loss on sale of businesses, product lines and assets	(259)	12	(315)	3	(559)
Pension charges	64	45	28	740	877
Acquisition and alliance related items(b)	16	17	39	—	72
Litigation and other settlements	25	(23)	10	15	27
Out-licensed intangible asset impairment	—	—	—	11	11
Loss on debt redemption	45	—	—	—	45
Upfront, milestone and other licensing receipts	—	—	—	(10)	(10)
Other (income)/expense	(88)	67	(203)	850	626

Increase/(decrease) to pretax income	8	567	(4)	932	1,503

Income tax on items above	(179)	(102)	33	(297)	(545)
Specified tax charge(c)	—	—	—	123	123
Income taxes	(179)	(102)	33	(174)	(422)
Increase/(decrease) to net earnings	$(171)	$465	$29	$758	$1,081

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.
(b)	Includes $16 million of additional year of Branded Prescription Drug Fee in the third quarter.
(c)	Specified tax charge relates to transfer pricing matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 2016

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2015, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2015 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2015 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 12, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 2016

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)
Reference is made to the 2016 Proxy Statement to be filed on or about March 21, 2016 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)
The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to the 2016 Proxy Statement to be filed on or about March 21, 2016 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2016 Proxy Statement to be filed on or about March 21, 2016 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to the 2016 Proxy Statement to be filed on or about March 21, 2016 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.
Reference is made to the 2016 Proxy Statement to be filed on or about March 21, 2016 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO
Giovanni Caforio
Chief Executive Officer

Date: February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chief Executive Officer and Director	February 12, 2016
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 12, 2016
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 12, 2016
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ LAMBERTO ANDREOTTI	Chairman of the Board of Directors	February 12, 2016
(Lamberto Andreotti)

/s/ LEWIS B. CAMPBELL	Director	February 12, 2016
(Lewis B. Campbell)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 12, 2016
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 12, 2016
(Michael Grobstein)

/s/ ALAN J. LACY	Director	February 12, 2016
(Alan J. Lacy)

/s/ THOMAS J. LYNCH, JR., M.D.	Director	February 12, 2016
(Thomas J. Lynch, Jr., M.D.)

/s/ DINESH C. PALIWAL	Director	February 12, 2016
(Dinesh C. Paliwal)

/s/ VICKI L. SATO, PH.D.	Director	February 12, 2016
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 12, 2016
(Gerald L. Storch)

/s/ TOGO D. WEST, JR.	Director	February 12, 2016
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

Exhibit No.	Description	Page No
3a.	Amended and Restated Certificate of Incorporation of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 3a to the Form 10-Q for the quarterly period ended June 30, 2005).	‡

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

4w.
Eighth Supplemental Indenture, dated as of May 5, 2015, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 5, 2015).
‡

4x.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4y.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

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
‡

10h.
Extension notice dated June 1, 2015, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, and the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2015).
‡

10i.
Extension notice dated June 1, 2015, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2015).
‡

10j.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10k.
Master Restructuring Agreement between Bristol-Myers Squibb Company and Sanofi dated as of September 27, 2012 (incorporated by reference herein to Exhibit 10a to the Form 10-Q for the quarterly period ended September 30, 2012). †
‡

10l.
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
‡

10n.
Amendment No. 3 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of September 25, 2006 (incorporated by reference herein to Exhibit 10.13 to the Form 8-K filed on August 17, 2009).†
‡

10o.
Amendment No. 5 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of April 4, 2009 (incorporated by reference herein to Exhibit 10.14 to the Form 8-K filed on August 17, 2009).†
‡

10p.
Amendment No. 9 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of October 29, 2012 (incorporated herein by reference to Exhibit 1ee to the Form 10-K for the fiscal year ended December 31, 2012). †
‡

‡‡10q.
Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10r.	Bristol-Myers Squibb Company 2012 Stock Award and Incentive Plan, effective as of May 1, 2012 (incorporated herein by reference to Exhibit B to the 2012 Proxy Statement dated March 20, 2012).	‡

‡‡10s.
Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10t.
Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).
‡

‡‡10u.
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
‡

‡‡10x.
Form of 2015-2017 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2014).
‡

‡‡10y.	Form of 2016-2018 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-1

‡‡10z.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10aa.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10bb.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10cc.
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

‡‡10dd.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10ee.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10ff.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10gg.
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

‡‡10ii.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).
‡

‡‡10jj.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (incorporated by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2011).
‡

‡‡10kk.	Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (filed herewith).	E-10-5

‡‡10ll.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10mm.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 20, 2015 (incorporated herein by reference to Exhibit 10mm to the Form 10-K for the fiscal year ended December 31, 2014).
‡

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

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2015, 2014 and 2013, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Byetta, Bydureon, and Symlin are trademarks of Amylin Pharmaceuticals, LLC; Farxiga, Onglyza and Kombiglyze are trademarks of AstraZeneca AB; Erbitux is a trademark of ImClone LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Truvada and Tybost are trademarks of Gilead Sciences, Inc. and/or one of its affiliates; Gleevec is a trademark of Novartis AG; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Norvir is a trademark of AbbVie Inc.; Myalept is a trademark of Aegerion Pharmaceuticals, Inc.; Reglan is a trademark of ANIP Acquisition Company; Revlimid is a trademark of Celgene Corporation; Prostvac is a trademark of BN ImmunoTherapeutics Inc.; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Recothrom is a trademark of The Medicines Company and Ixempra is a trademark of R-Pharm US Operating, LLC. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.