Form 10-Q
period 2016-03-31
BRISTOL MYERS SQUIBB CO
filed 2016-04-28
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At March 31, 2016, there were 1,669,307,273 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
MARCH 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.
Controls and Procedures	33

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	33

Item 1A.
Risk Factors	33

Item 2.
Issuer Purchases of Equity Securities	34

Item 6.
Exhibits	35

Signatures	36

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2016	2015
Net product sales	$3,964	$3,059
Alliance and other revenues	427	982
Total Revenues	4,391	4,041

Cost of products sold	1,052	847
Marketing, selling and administrative	1,068	1,029
Research and development	1,136	1,016
Other (income)/expense	(520)	(299)
Total Expenses	2,736	2,593

Earnings Before Income Taxes	1,655	1,448
Provision for Income Taxes	449	249
Net Earnings	1,206	1,199
Net Earnings Attributable to Noncontrolling Interest	11	13
Net Earnings Attributable to BMS	$1,195	$1,186

Earnings per Common Share
Basic	$0.72	$0.71
Diluted	$0.71	$0.71

Cash dividends declared per common share	$0.38	$0.37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2016	2015
Net Earnings	$1,206	$1,199
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(86)	6
Pension and postretirement benefits	(161)	(44)
Available-for-sale securities	13	16
Foreign currency translation	9	31
Other Comprehensive Income/(Loss)	(225)	9

Comprehensive Income	981	1,208
Comprehensive Income Attributable to Noncontrolling Interest	11	13
Comprehensive Income Attributable to BMS	$970	$1,195
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	March 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$2,644	$2,385
Marketable securities	1,663	1,885
Receivables	4,957	4,299
Inventories	1,336	1,221
Prepaid expenses and other	615	625
Total Current Assets	11,215	10,415
Property, plant and equipment	4,455	4,412
Goodwill	6,875	6,881
Other intangible assets	1,380	1,419
Deferred income taxes	3,230	2,844
Marketable securities	3,689	4,660
Other assets	1,048	1,117
Total Assets	$31,892	$31,748

LIABILITIES
Current Liabilities:
Short-term borrowings	$106	$139
Accounts payable	1,543	1,565
Accrued liabilities	4,311	4,738
Deferred income	1,165	1,003
Income taxes payable	472	572
Total Current Liabilities	7,597	8,017
Deferred income	606	586
Income taxes payable	852	742
Pension and other liabilities	1,693	1,429
Long-term debt	6,593	6,550
Total Liabilities	17,341	17,324

Commitments and contingencies (Note 18)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; 4,161 issued
and outstanding in both 2016 and 2015, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2016
and 2015	221	221
Capital in excess of par value of stock	1,503	1,459
Accumulated other comprehensive loss	(2,693)	(2,468)
Retained earnings	32,176	31,613
Less cost of treasury stock – 539 million common shares in both 2016 and 2015	(16,821)	(16,559)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,386	14,266
Noncontrolling interest	165	158
Total Equity	14,551	14,424
Total Liabilities and Equity	$31,892	$31,748
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net earnings	$1,206	$1,199
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization, net	65	104
Deferred income taxes	(246)	(7)
Stock-based compensation	47	54
Impairment charges	19	13
Pension settlements and amortization	39	50
Divestiture gains and royalties	(507)	(234)
Asset acquisition charges	100	—
Other adjustments	(10)	(21)
Changes in operating assets and liabilities:
Receivables	(424)	(91)
Inventories	(44)	51
Accounts payable	(77)	(83)
Deferred income	235	334
Income taxes payable	5	81
Other	(794)	(824)
Net Cash (Used in)/Provided by Operating Activities	(386)	626
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,760	1,508
Purchase of marketable securities	(523)	(821)
Capital expenditures	(242)	(136)
Divestiture and other proceeds	439	203
Acquisition and other payments	(8)	—
Net Cash Provided by Investing Activities	1,426	754
Cash Flows From Financing Activities:
Short-term borrowings, net	(33)	(260)
Interest rate swap contract terminations	42	27
Issuance of common stock	71	174
Repurchase of common stock	(231)	—
Dividends	(641)	(623)
Net Cash Used in Financing Activities	(792)	(682)
Effect of Exchange Rates on Cash and Cash Equivalents	11	25
Increase in Cash and Cash Equivalents	259	723
Cash and Cash Equivalents at Beginning of Period	2,385	5,571
Cash and Cash Equivalents at End of Period	$2,644	$6,294
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position, and the results of operations and cash flows. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. The preparation of financial statements requires the use of management estimates and assumptions. The most significant assumptions are employed in estimates used in determining the fair value and potential impairment of intangible assets; sales rebate and return accruals; legal contingencies; income taxes; estimated selling prices used in multiple element arrangements; and pension and postretirement benefits. Actual results may differ from estimates.

Certain prior period amounts were reclassified to conform to the current period presentation. The reclassifications provide a more concise financial statement presentation and additional information is disclosed in the notes if material.

	Prior Presentation	Current Presentation
Consolidated Statements of Earnings	Advertising and product promotion	Included in Marketing, selling and administrative expenses
Consolidated Balance Sheets	Assets held-for-sale	Included in Prepaid expenses and other
	Accrued expenses	Combined as Accrued liabilities
Accrued rebates and returns
Dividends payable
	Pension, postretirement and postemployment liabilities	Combined as Pension and other liabilities
Other liabilities
Consolidated Statement of Cash Flows	Net earnings attributable to noncontrolling interest	Included in Other adjustments
	Divestiture gains and royalties included in Other adjustments	Divestiture gains and royalties

In March 2016, the Financial Accounting Standards Board (FASB) issued amended guidance for share-based payment transactions. Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning with interim periods in 2017 with early adoption permitted. The Company is assessing the potential impact of the new standard.

In February 2016, the FASB issued amended guidance on lease accounting. The amended guidance requires the recognition of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for leases with a term longer than 12 months. The guidance is effective beginning with interim periods in 2019 with early adoption permitted on a modified retrospective approach. The Company is assessing the potential impact of the new standard.

In January 2016, the FASB issued amended guidance to the recognition, measurement, presentation and disclosures of financial instruments effective January 1, 2018 with early adoption not permitted. The new guidance requires that fair value adjustments for equity securities with readily determinable fair values currently classified as available-for-sale be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value and a charge through earnings if an impairment exists. The Company is assessing the potential impact of the new standard.

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2018. Early adoption is permitted no earlier than 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard and has not yet selected a transition method.

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Segment information is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting future periods.

Product revenues were as follows:

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Oncology
Empliciti (elotuzumab)	$28	$—
Erbitux* (cetuximab)	—	165
Opdivo (nivolumab)	704	40
Sprycel (dasatinib)	407	375
Yervoy (ipilimumab)	263	325
Cardiovascular
Eliquis (apixaban)	734	355
Immunoscience
Orencia (abatacept)	475	400
Virology
Baraclude (entecavir)	291	340
Hepatitis C Franchise (a)	427	264
Reyataz (atazanavir sulfate) Franchise	221	294
Sustiva (efavirenz) Franchise(b)	273	290
Neuroscience
Abilify* (aripiprazole)(c)	33	554
Mature Products and All Other	535	639
Total Revenues	$4,391	$4,041

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information is included at the end of this quarterly report on Form 10-Q.
(a)
Includes Daklinza (daclatasvir) revenues of $420 million and $180 million for the three months ended March 31, 2016 and 2015, respectively, and Sunvepra (asunaprevir) revenues of $7 million and $84 million for the three months ended March 31, 2016 and 2015, respectively.

(b)	Includes alliance revenue of $241 million and $251 million for the three months ended March 31, 2016 and 2015, respectively.
(c)	Includes alliance revenue of $508 million for the three months ended March 31, 2015. BMS's U.S. commercialization rights to Abilify* expired in April 2015.

The composition of total revenues was as follows:

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Net product sales	$3,964	$3,059
Alliance revenues	409	955
Other revenues	18	27
Total Revenues	$4,391	$4,041

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Products sold through alliance arrangements in certain markets include Empliciti, Erbitux*, Opdivo, Sprycel, Yervoy, Eliquis, Orencia, Sustiva (Atripla*), Abilify* and certain mature and other brands.

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

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Revenues from alliances:
Net product sales	$1,231	$994
Alliance revenues	409	955
Total Revenues	$1,640	$1,949

Payments to/(from) alliance partners:
Cost of products sold	$476	$389
Marketing, selling and administrative	1	25
Research and development	33	122
Other (income)/expense	(253)	(301)

Noncontrolling interest, pre-tax	2	5

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2016	December 31, 2015
Receivables - from alliance partners	$1,113	$958
Accounts payable - to alliance partners	535	542
Deferred income from alliances	1,506	1,459

Specific information pertaining to each of our significant alliances is discussed in our 2015 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties and specific accounting policy elections.

Note 4. ACQUISITIONS AND DIVESTITURES

In April 2016, BMS acquired all of the outstanding shares of Padlock Therapeutics, Inc. (Padlock), a private biotechnology company dedicated to creating new medicines to treat destructive autoimmune diseases. The acquisition provides BMS with full rights to Padlock’s Protein/Peptidyl Arginine Deiminase (PAD) inhibitor discovery program focused on the development of potentially transformational treatment approaches for patients with rheumatoid arthritis. Padlock’s PAD discovery program may have additional utility in treating systemic lupus erythematosus and other autoimmune diseases. The consideration includes an upfront payment of $150 million and contingent development and regulatory milestone payments of up to $450 million. The transaction is expected to be accounted for as an asset acquisition with essentially all value allocated to the PAD discovery program which will be included in research and development expense.

In February 2016, BMS sold its investigational HIV medicines business to ViiV Healthcare which includes a number of programs at different stages of discovery, preclinical and clinical development. The transaction excluded BMS's HIV marketed medicines. BMS will provide certain R&D and other services over a transitional period. In February 2016, BMS received an upfront payment of $350 million, resulting in a gain of $269 million. BMS will also receive from ViiV Healthcare contingent development and regulatory milestone payments of up to $1.1 billion, sales-based milestone payments of up to $4.3 billion and future tiered royalties if the products are approved and commercialized.

Assets held-for-sale were $37 million at March 31, 2016 and $134 million at December 31, 2015 and included in prepaid expenses and other. The amounts consist primarily of allocated goodwill relating to the business comprising an alliance with Reckitt Benckiser Group plc and the investigational HIV medicines business (December 31, 2015 only). The allocation of goodwill was determined using the relative fair value of the applicable businesses to the Company's reporting unit.

Note 5. OTHER (INCOME)/EXPENSE

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Interest expense	$43	$51
Investment income	(24)	(30)
Provision for restructuring	4	12
Litigation and other settlements	43	12
Equity in net income of affiliates	(26)	(26)
Out-licensed intangible asset impairment	15	13
Divestiture gains	(270)	(154)
Royalties and licensing income	(254)	(98)
Transition and other service fees	(53)	(27)
Pension charges	22	27
Written option adjustment	—	(36)
Other	(20)	(43)
Other (income)/expense	$(520)	$(299)

Note 6. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Earnings Before Income Taxes	$1,655	$1,448
Provision for Income Taxes	449	249
Effective tax rate	27.1%	17.2%
The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries in low tax jurisdictions that have been considered or are expected to be indefinitely reinvested offshore. These undistributed earnings primarily relate to operations in Switzerland, Ireland and Puerto Rico. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that will have to be provided. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

The jurisdictional tax rates and other tax impacts attributed to divestiture transactions, research and development charges and other discrete items increased the effective tax rate by 4.4% in 2016 and reduced the effective tax rate by 3.6% in 2015. The taxes attributed to these items were impacted by higher non-deductible R&D charges and goodwill allocated to business divestitures in 2016, higher valuation allowances attributed to capital loss carryforwards released in 2015 and reversal of a tax benefit for a settlement charge previously recognized in 2015 after determining the applicable tax jurisdiction. The tax impact for discrete items are reflected immediately and are not considered in estimating the annual effective tax rates.

To a lesser extent, unfavorable earnings mix between high and low tax jurisdictions and the R&D tax credit also impacted the effective tax rates. The R&D tax credit legislation was permanently extended in December 2015 and was included in estimating the annual effective tax rate in 2016. The R&D tax credit was not extended as of March 31, 2015, therefore the tax credit was not considered in estimating the annual effective tax rate in 2015.

BMS is currently under examination by a number of tax authorities which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2016 could decrease in the range of approximately $270 million to $330 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time.

Note 7. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2016	2015
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,195	$1,186

Weighted-average common shares outstanding – basic	1,669	1,663
Incremental shares attributable to share-based compensation plans	11	13
Weighted-average common shares outstanding – diluted	1,680	1,676

Earnings per Common Share:
Basic	$0.72	$0.71
Diluted	$0.71	$0.71

Note 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2016			December 31, 2015
Dollars in Millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents - Money market and other securities	$—	$2,139	$2,139	$—	$1,825	$1,825
Marketable securities:
Certificates of deposit	—	661	661	—	804	804
Corporate debt securities	—	4,590	4,590	—	5,638	5,638
Equity funds	—	94	94	—	92	92
Fixed income funds	—	7	7	—	11	11
Derivative assets:
Interest rate swap contracts	—	11	11	—	31	31
Forward starting interest rate swap contracts	—	—	—	—	15	15
Foreign currency forward contracts	—	31	31	—	50	50
Equity investments	42	—	42	60	—	60
Derivative liabilities:
Interest rate swap contracts	—	—	—	—	(1)	(1)
Forward starting interest rate swap contracts	—	(56)	(56)	—	(7)	(7)
Foreign currency forward contracts	—	(55)	(55)	—	(10)	(10)

As further described in "Note 10. Financial Instruments and Fair Value Measurements" in our 2015 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs).

There were no level 3 financial assets or liabilities as of March 31, 2016 and December 31, 2015. The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements during 2015:

	2015
Dollars in Millions	ARS	Written option liabilities	Contingent consideration liability
Fair value at January 1	$12	$(198)	$(8)
Settlements and other	—	69	—
Changes in fair value	—	36	—
Fair value at March 31	$12	$(93)	$(8)

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

March 31, 2016
Certificates of deposit	$661	$—	$—	$661
Corporate debt securities	4,552	41	(3)	4,590
Equity investments	74	2	(34)	42
Total	$5,287	$43	$(37)	$5,293

December 31, 2015
Certificates of deposit	$804	$—	$—	$804
Corporate debt securities	5,646	15	(23)	5,638
Equity investments	74	10	(24)	60
Total	$6,524	$25	$(47)	$6,502

Dollars in Millions	March 31, 2016	December 31, 2015
Current marketable securities(a)	$1,663	$1,885
Non-current marketable securities(b)	3,689	4,660
Other assets	42	60
Available-for-sale securities	$5,394	$6,605

(a)
The fair value option for financial assets was elected for investments in equity and fixed income funds. The fair value of these investments were $101 million at March 31, 2016 and $103 million at December 31, 2015 and were included in current marketable securities.

(b)	All non-current marketable securities mature within five years as of March 31, 2016 and December 31, 2015.

Qualifying Hedges
The following table summarizes the fair value of outstanding derivatives:

		March 31, 2016		December 31, 2015
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,250	$11	$1,100	$31
Interest rate swap contracts	Pension and other liabilities	—	—	650	(1)
Forward starting interest rate swap contracts	Other assets	—	—	500	15
Forward starting interest rate swap contracts	Pension and other liabilities	750	(56)	250	(7)
Foreign currency forward contracts	Prepaid expenses and other	506	31	1,016	50
Foreign currency forward contracts	Accrued liabilities	1,354	(54)	787	(10)
Foreign currency forward contracts	Pension and other liabilities	16	(1)	—	—

Cash Flow Hedges — The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($608 million) and Japanese yen ($732 million) at March 31, 2016.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,061 million) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates.

Fair Value Hedges — The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016 and $147 million in 2015 generating proceeds of $43 million in 2016 and $28 million in 2015 (including accrued interest).

Debt Obligations
Long-term debt includes:

Dollars in Millions	March 31, 2016	December 31, 2015
Principal Value	$6,362	$6,339
Adjustments to Principal Value:
Fair value of interest rate swap contracts	11	30
Unamortized basis adjustment from swap terminations	308	272
Unamortized bond discounts and issuance costs	(88)	(91)
Total	$6,593	$6,550

The fair value of debt was $7,240 million at March 31, 2016 and $6,909 million at December 31, 2015 valued using Level 2 inputs. Interest payments were $33 million and $34 million for the three months ended March 31, 2016 and 2015, respectively, net of amounts related to interest rate swap contracts.

Note 9. RECEIVABLES

Dollars in Millions	March 31, 2016	December 31, 2015
Trade receivables	$3,498	$3,070
Less allowances	(135)	(122)
Net trade receivables	3,363	2,948
Alliance receivables	1,113	958
Prepaid and refundable income taxes	207	182
Other	274	211
Receivables	$4,957	$4,299

Non-U.S. receivables sold on a nonrecourse basis were $159 million and $93 million for the three months ended March 31, 2016 and 2015, respectively. Receivables from three pharmaceutical wholesalers in the U.S. represented 62% and 53% of total trade receivables at March 31, 2016 and December 31, 2015, respectively.

Note 10. INVENTORIES

Dollars in Millions	March 31, 2016	December 31, 2015
Finished goods	$402	$381
Work in process	919	868
Raw and packaging materials	227	199
Total inventories	$1,548	$1,448

Inventories	$1,336	$1,221
Other assets	212	227

Other assets include inventory pending regulatory approval of $94 million at March 31, 2016 and $85 million at December 31, 2015 and other amounts expected to remain on-hand beyond one year.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2016	December 31, 2015
Land	$107	$107
Buildings	4,611	4,515
Machinery, equipment and fixtures	3,392	3,347
Construction in progress	647	662
Gross property, plant and equipment	8,757	8,631
Less accumulated depreciation	(4,302)	(4,219)
Property, plant and equipment	$4,455	$4,412

Depreciation expense was $103 million and $133 million for the three months ended March 31, 2016 and 2015, respectively.

Note 12. OTHER INTANGIBLE ASSETS

Dollars in Millions	March 31, 2016	December 31, 2015
Licenses	$559	$574
Developed technology rights	2,357	2,357
Capitalized software	1,318	1,302
In-process research and development	120	120
Gross other intangible assets	4,354	4,353
Less accumulated amortization	(2,974)	(2,934)
Other intangible assets	$1,380	$1,419

Amortization expense was $44 million and $52 million for the three months ended March 31, 2016 and 2015, respectively.

Note 13. ACCRUED LIABILITIES

Dollars in Millions	March 31, 2016	December 31, 2015
Accrued rebates and returns	$1,519	$1,324
Employee compensation and benefits	385	904
Dividends payable	642	655
Accrued research and development	527	553
Litigation and other settlements	169	189
Royalties	126	161
Restructuring	66	89
Pension and postretirement benefits	47	47
Other	830	816
Accrued liabilities	$4,311	$4,738

Note 14. DEFERRED INCOME

Dollars in Millions	March 31, 2016	December 31, 2015
Alliances	$1,506	$1,459
Other	265	130
Total deferred income	$1,771	$1,589

Current portion	$1,165	$1,003
Non-current portion	606	586

Alliances include unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. Amortization of deferred income was $82 million and $81 million for the three months ended March 31, 2016 and 2015, respectively.

Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2015	2,208	$221	$1,507	$32,541	547	$(16,992)	$131
Net earnings	—	—	—	1,186	—	—	15
Cash dividends declared	—	—	—	(617)	—	—	—
Employee stock compensation plans	—	—	(193)	—	(6)	309	—
Distributions	—	—	—	—	—	—	(3)
Balance at March 31, 2015	2,208	$221	$1,314	$33,110	541	$(16,683)	$143

Balance at January 1, 2016	2,208	$221	$1,459	$31,613	539	$(16,559)	$158
Net earnings	—	—	—	1,195	—	—	11
Cash dividends declared	—	—	—	(632)	—	—	—
Stock repurchase program	—	—	—	—	4	(231)	—
Employee stock compensation plans	—	—	44	—	(4)	(31)	—
Distributions	—	—	—	—	—	—	(4)
Balance at March 31, 2016	2,208	$221	$1,503	$32,176	539	$(16,821)	$165

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

The components of other comprehensive income/(loss) were as follows:

	2016			2015
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$(126)	$42	$(84)	$35	$(11)	$24
Reclassified to net earnings	(4)	2	(2)	(27)	9	(18)
Derivatives qualifying as cash flow hedges	(130)	44	(86)	8	(2)	6
Pension and postretirement benefits:
Actuarial losses	(292)	103	(189)	(120)	42	(78)
Amortization(b)	17	(3)	14	23	(6)	17
Curtailments and settlements(c)	22	(8)	14	27	(10)	17
Pension and postretirement benefits	(253)	92	(161)	(70)	26	(44)
Available-for-sale securities:
Unrealized gains	27	(14)	13	25	(8)	17
Realized gains	—	—	—	(1)	—	(1)
Available-for-sale securities	27	(14)	13	24	(8)	16
Foreign currency translation	2	7	9	46	(15)	31
	$(354)	$129	$(225)	$8	$1	$9

(a)	Included in cost of products sold.

(b)	Included in cost of products sold, research and development and marketing, selling and administrative expenses.

(c)	Included in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	March 31, 2016	December 31, 2015
Derivatives qualifying as cash flow hedges	$(52)	$34
Pension and other postretirement benefits	(2,241)	(2,080)
Available-for-sale securities	(10)	(23)
Foreign currency translation	(390)	(399)
Accumulated other comprehensive loss	$(2,693)	$(2,468)

Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
Dollars in Millions	2016	2015	2016	2015
Service cost – benefits earned during the year	$6	$6	$1	$1
Interest cost on projected benefit obligation	51	61	3	3
Expected return on plan assets	(104)	(102)	(6)	(7)
Amortization of prior service credits	(1)	(1)	(1)	(1)
Amortization of net actuarial loss	19	24	—	1
Curtailments and settlements	22	27	—	—
Special termination benefits	1	—	—	—
Net periodic benefit cost/(credit)	$(6)	$15	$(3)	$(3)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses.

Non-current pension liabilities were $1,002 million at March 31, 2016 and $765 million at December 31, 2015. The increase resulted primarily from the remeasurement of U.S. plan assets and benefit obligations.

Defined contribution plan expense in the U.S. was $42 million and $44 million for the three months ended March 31, 2016, and 2015, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Restricted stock units	$20	$21
Market share units	9	9
Performance share units	18	24
Total stock-based compensation expense	$47	$54

Income tax benefit	$15	$18

The number of units granted and the weighted-average fair value on the grant date were as follows:

	Three Months Ended March 31, 2016
Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	2.1	$61.23
Market share units	0.7	65.26
Performance share units	1.1	64.87

Unrecognized compensation cost related to nonvested awards of $492 million is expected to be recognized over a weighted-average period of 2.9 years.

Note 18. LEGAL PROCEEDINGS AND CONTINGENCIES
The Company and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. These claims or proceedings can involve various types of parties, including governments, competitors, customers, suppliers, service providers, licensees, employees, or shareholders, among others. The resolution of these matters often develops over a long period of time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. The Company recognizes accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. These matters involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, contractual rights, licensing obligations, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage. Legal proceedings that are material or that the Company believes could become material are described below.

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
INTELLECTUAL PROPERTY
Plavix* — Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case has been remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Australian government has intervened in this matter and is also seeking damages for alleged losses experienced during the period when the injunction was in place. The Company and Apotex have settled the Apotex case, and the case has been dismissed. The Australian government's claim is still pending. It is not possible at this time to predict the outcome of the Australian government’s claim or its impact on the Company.
Eliquis - Inter-Partes Review (IPR)
In August 2015, Bristol-Myers Squibb received a Petition for Inter Partes Review of U.S. Patent No. 6,967,208 (“the ‘208 patent”) that was filed at the United States Patent & Trademark Office by the Coalition for Affordable Drugs, which is affiliated with entities and individuals associated with a hedge fund. The ‘208 patent is a composition of matter patent that contains claims directed to apixaban, the active ingredient in Eliquis. The petition requested that the Patent Trial and Appeal Board (PTAB) initiate a proceeding to review the validity of the ‘208 patent, including claims that cover apixaban. The Company responded to and opposed this petition in November 2015. In February 2016, the PTAB issued a decision denying the Coalition for Affordable Drugs' petition for Inter Partes Review. The petitioner did not seek reconsideration, and cannot appeal the PTAB's decision. The ‘208 patent expires in February 2023; the Company has filed a request for patent term restoration with the U.S. Patent & Trademark Office requesting that the patent expiration date be restored to December 2026.
Sprycel - European Union
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the European Patent Office (EPO) seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. The Company will appeal the EPO’s decision to the EPO Board of Appeal. The ‘038 patent will remain in force pending the outcome of our appeal of the EPO’s decision, and we intend to pursue legal options to defend our intellectual property rights from any future infringement. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expire in November 2016. The decision does not affect the validity of our other Sprycel patents within and outside Europe, including a different patent that covers the monohydrate form of dasatinib. In the U.S., the Company entered into a settlement agreement with Apotex in 2013 regarding a patent infringement suit whereby Apotex can launch its generic dasatinib monohydrate product in September 2024, or earlier in certain circumstances.

Anti-PD-1 Antibody Patent Oppositions and Litigation
There are a number of ongoing patent litigations against Merck & Co., Inc. (Merck) around the world with respect to patents directed to 1) methods of treating cancer using a PD-1 antibody. (the Honjo patent filing) and 2) a class of anti-PD-1 antibodies (the Korman patent filing).
Europe
Under our alliance with Ono Pharmaceutical Co., Ltd. (Ono), BMS has exclusive rights to the Honjo patent filing, including European patent (EP 1 537 878) (the ’878 patent). In 2011, Merck filed an opposition in the European Patent Office (EPO) seeking revocation of the ‘878 patent. In June 2014, the Opposition Division of the EPO maintained the validity of the claims in the ’878 patent. Merck has appealed this decision.
In May 2014, Merck filed a lawsuit in the United Kingdom (UK) seeking revocation of the UK national version of the ’878 patent. In July 2014, BMS and Ono sued Merck for patent infringement. A trial was held in the UK in July 2015. In October 2015, the court issued its judgment, finding the ’878 patent valid and infringed. Merck has appealed this judgment.
In February 2015, Merck filed a lawsuit in the Netherlands seeking revocation of the Dutch national version of the ’878 patent, and BMS and Ono subsequently sued Merck for patent infringement. A trial regarding the validity and infringement of the ’878 patent was held on January 29, 2016; the decision by the Dutch court is pending.
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
In April 2014, Merck and three other companies opposed a European patent (EP 2 161 336) (the ’336 patent) which is based on the Korman patent filing. In February 2015, BMS and Ono submitted a request to amend the claims of the ’336 patent. Oral proceedings before the Opposition Division of the EPO are scheduled for July 2016.
United States
In September 2014, BMS and Ono filed a lawsuit in the United States alleging that Merck’s marketing of Keytruda* infringes U.S. Patent No. 8,728,474 (the ’474 patent) which is based on the Honjo patent filing. The trial in this matter is currently scheduled to begin in April 2017. In June and July 2015, BMS and Ono filed lawsuits in the United States alleging that Merck’s marketing of Keytruda* infringes U.S. Patent Nos. 9,067,999 (the ‘999 patent) and 9,073,994 (the ‘994 patent), respectively, which are based on the Honjo patent filing. In these lawsuits, BMS and Ono are not seeking to prevent or stop the marketing of Keytruda* in the United States unless an appropriate financial remedy cannot be agreed upon or awarded by the court.
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship of five related U.S. patents based on the Honjo patent filing. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. Three of these patents (the ‘474, ‘999, and ‘994 patents) are currently subject to patent infringement proceedings filed by BMS and Ono against Merck in Delaware federal court, as specified above.
In April 2016, Merck filed an action in New Jersey federal court seeking a declaratory judgment that U.S. Patent Nos. 8,777,105 (the '105 patent) and 9,084,776 (the '776 patent), which are based on the Korman patent filing, are invalid and not infringed by Keytruda*.
Rest of World
In September 2014, Merck filed a lawsuit in Australia seeking the revocation of Australian Patent No. 2011203119, which is based on the Korman patent filing. In March 2015, BMS and Ono countersued Merck for patent infringement. Ono and BMS have similar and other patents and applications pending in the United States and other countries.
PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION
AWP Litigation
As previously disclosed, the Company, together with a number of other pharmaceutical manufacturers, has been a defendant in a number of private class actions as well as suits brought by the attorneys general of various states. In these actions, plaintiffs allege that defendants caused the Average Wholesale Prices (AWPs) of their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs. The Company was designated as one of four defendants for separate trials in Wisconsin in 2016. However, a settlement was reached and in February 2016, the Wisconsin state court entered a stipulation of the parties dismissing the case, thus concluding this matter.

Beginning in August 2010, the Company was the defendant in a trial in the Commonwealth Court of Pennsylvania (Commonwealth Court), brought by the Commonwealth of Pennsylvania. In September 2010, the jury issued a verdict for the Company, finding that the Company was not liable for fraudulent or negligent misrepresentation; however, the Commonwealth Court judge issued a decision on a Pennsylvania consumer protection claim that did not go to the jury, finding the Company liable for $28 million and enjoining the Company from contributing to the provision of inflated AWPs. The Company appealed the decision to the Pennsylvania Supreme Court, and in June 2014, the Pennsylvania Supreme Court vacated the Commonwealth judge's decision and remanded the matter back to the Commonwealth Court. In January 2015, the Commonwealth Court entered judgment in favor of the Company. The Commonwealth of Pennsylvania appealed this decision to the Pennsylvania Supreme Court, which affirmed the lower court's decision in favor of the Company in December 2015. This matter is now concluded.
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
Reglan*
The Company is one of a number of defendants in numerous lawsuits, on behalf of approximately 3,000 plaintiffs, including injury plaintiffs claiming personal injury allegedly sustained after using Reglan* or another brand of the generic drug metoclopramide, a product indicated for gastroesophageal reflux and certain other gastrointestinal disorders, as well as claims by spouses and/or other beneficiaries. The Company, through its generic subsidiary, Apothecon, Inc., distributed metoclopramide tablets manufactured by another party between 1996 and 2000. The Company has reached a settlement in principle with the 29 plaintiffs who alleged that their injury resulted from tablets distributed by Apothecon, Inc. This agreement ends the Company's involvement in this litigation.
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

SHAREHOLDER DERIVATIVE LITIGATION
In December 2015, two shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the Securities and Exchange Commission of alleged Foreign Corrupt Practices Act violations in China in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest.
GOVERNMENT INVESTIGATIONS
Like other pharmaceutical companies, the Company and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which BMS operates. As a result, the Company, from time to time, is subject to various governmental inquiries and investigations. It is possible that criminal charges, substantial fines and/or civil penalties, could result from government investigations. The most significant investigations conducted by government agencies, of which the Company is aware, are listed below.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $62 million at March 31, 2016, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties).
North Brunswick Township Board of Education
As previously disclosed, in October 2003, the Company was contacted by counsel representing the North Brunswick, NJ Board of Education (BOE) regarding a site where waste materials from E.R. Squibb and Sons may have been disposed from the 1940s through the 1960’s. Fill material containing industrial waste and heavy metals in excess of residential standards was discovered during an expansion project at the North Brunswick Township High School, as well as at a number of neighboring residential properties and adjacent public park areas. In January 2004, the New Jersey Department of Environmental Protection (NJDEP) sent the Company and others an information request letter about possible waste disposal at the site, to which the Company responded in March 2004. The BOE and the Township, as the current owners of the school property and the park, are conducting and jointly financing soil remediation work and ground water investigation work under a work plan approved by the NJDEP, and have asked the Company to contribute to the cost. The Company is actively monitoring the clean-up project, including its costs. To date, neither the school board nor the Township has asserted any claim against the Company. Instead, the Company and the local entities have negotiated an agreement to attempt to resolve the matter by informal means, and avoid litigation. A central component of the agreement is the provision by the Company of interim funding to help defray cleanup costs and assure the work is not interrupted. The Company transmitted interim funding payments in December 2007 and November 2009. The parties commenced mediation in late 2008; however, those efforts were not successful and the parties moved to a binding allocation process. The parties are expected to conduct fact and expert discovery, followed by formal evidentiary hearings and written argument. In addition, in September 2009, the Township and BOE filed suits against several other parties alleged to have contributed waste materials to the site; that litigation has now been settled by the parties. The Company does not currently believe that it is responsible for any additional amounts beyond the two interim payments totaling $4 million already transmitted. Any additional possible loss is not expected to be material.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We have transitioned to a specialty biopharmaceutical company, with a strategy designed to leverage both the reach and resources of a major pharmaceutical company as well as the entrepreneurial spirit and agility of a biotech firm. Our four strategic priorities are to drive business performance, maintain our leadership in immuno-oncology, maintain a diversified portfolio both within and outside of immuno-oncology and continue our disciplined approach to capital allocation, with business development as a top priority.

Our revenues increased by 9% for the three months ended March 31, 2016 as a result of higher Opdivo, Eliquis and Daklinza product sales. These impacts were partially offset by the expiration of our U.S. commercialization rights to Abilify*, the transfer of Erbitux* rights in North America and competitive pressures resulting from exclusivity losses and other factors for Reyataz, Baraclude and Sustiva in certain markets.

GAAP earnings per share (EPS) was $0.71 in 2016 and 2015. Higher revenues, divestiture gains and royalties were offset by higher Eliquis profit sharing, Opdivo related expenses and effective tax rate. The tax impact of specified items and earnings mix contributed to the change in the effective tax rate.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2016	2015
Total Revenues	$4,391	$4,041
Total Expenses	2,736	2,593
Earnings Before Income Taxes	1,655	1,448
Provision for Income Taxes	449	249
Effective tax rate	27.1%	17.2%

Net Earnings Attributable to BMS
GAAP	1,195	1,186
Non-GAAP	1,235	1,193

Diluted Earnings Per Share
GAAP	0.71	0.71
Non-GAAP	0.74	0.71

Cash, Cash Equivalents and Marketable Securities	7,996	11,886

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items which represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures refer to “—Non-GAAP Financial Measures.”

Significant Product and Pipeline Approvals

The following is a summary of significant approvals received in 2016.

Product	Date	Approval
Opdivo	April 2016	European Union (EU) approval for the treatment of previously treated renal cell carcinoma (RCC).
	April 2016	EU approval for the treatment of previously treated patients with metastatic non-squamous (NSQ) non-small cell lung cancer (NSCLC).
	January 2016	U.S. Food and Drug Administration (FDA) expanded the use of Opdivo as a single agent to include previously untreated BRAF mutation positive advanced melanoma patients.
Opdivo+ Yervoy	January 2016	FDA approval for the treatment of patients with BRAF V600 wild-type and BRAF V600 mutation positive unresectable or metastatic melanoma.
Hepatitis C Portfolio - Daklinza	February 2016	FDA approval for use with sofosbuvir for the treatment of chronic hepatitis C (HCV) in genotypes 1 and 3 in three additional patient populations.
	January 2016	EU approval for use with sofosbuvir for the treatment of chronic HCV in three new patient populations.
Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2016.

Acquisition and Licensing Arrangements
Acquisition and licensing transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, immuno-oncology, immunoscience, cardiovascular diseases, fibrosis and genetically defined diseases. Significant transactions entered into in 2016 are summarized below:

Padlock Therapeutics, Inc. (Padlock)
In April 2016, BMS acquired all of the outstanding shares of Padlock, a private biotechnology company dedicated to creating new medicines to treat destructive autoimmune diseases. The acquisition provides BMS with full rights to Padlock’s Protein/Peptidyl Arginine Deiminase (PAD) inhibitor discovery program focused on the development of potentially transformational treatment approaches for patients with rheumatoid arthritis. Padlock’s PAD discovery program may have additional utility in treating systemic lupus erythematosus and other autoimmune diseases.

Portola Pharmaceuticals, Inc. (Portola)
In February 2016, BMS and Pfizer, Inc. (Pfizer) entered into a collaboration and license agreement with Portola to develop and commercialize the investigational agent andexanet alfa in Japan. Andexanet alfa is designed to reverse the anticoagulant activity of Factor Xa inhibitors, including Eliquis. BMS and Pfizer will be responsible for all development and regulatory activities for andexanet alfa in Japan and for exclusively commercializing the agent in Japan. Portola retains the rights to andexanet alfa outside of Japan and will be responsible for the manufacturing supply.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended March 31,
	Total Revenues		2016 vs. 2015
Dollars in Millions	2016	2015	Total Change	Foreign Exchange(b)
United States	$2,537	$2,044	24%	—
Europe	870	782	11%	(4)%
Rest of the World	840	1,019	(18)%	(7)%
Other(a)	144	196	(27)%	N/A
Total	$4,391	$4,041	9%	(2)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased 24% primarily due to higher demand (19%), particularly for Opdivo and Eliquis and the launch of Daklinza in July 2015, partially offset by the expiration of commercialization rights to Abilify* and the transfer of Erbitux* in North America. The remaining change in U.S. revenues was attributable to higher average net selling prices and the reversal of prior period gross-to-net adjustments in 2016. Refer to “-Product Revenues” below for additional information.

The increase in Europe revenues resulted from higher demand for Eliquis, Opdivo and Daklinza partially offset by lower demand for Yervoy and unfavorable foreign exchange. Revenues continue to be negatively impacted in many European countries as healthcare payers, including government agencies, continue to take actions that directly or indirectly impose additional price reductions.
The decrease in Rest of the World revenues resulted from lower demand due to increased competition for the Hepatitis C Franchise in Japan and unfavorable foreign exchange partially offset by higher demand for Opdivo and Eliquis.
The decrease in Other revenues resulted from the expiration of certain supply arrangements.
No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2016 and 2015. Our business is typically not seasonal.

The reconciliation of gross product sales (which excludes alliance and other revenues such as Abilify* and Atripla*) to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2016	2015	% Change
Gross product sales	$4,966	$3,635	37%
Gross-to-Net Adjustments:
Charge-backs and cash discounts	(352)	(200)	76%
Medicaid and Medicare rebates	(260)	(146)	78%
Sales returns	(43)	(18)	139%
Other rebates, discounts and adjustments	(347)	(212)	64%
Total Gross-to-Net Adjustments	(1,002)	(576)	74%
Net product sales	$3,964	$3,059	30%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $31 million and $5 million in the three months ended March 31, 2016 and 2015, respectively. Changes in the gross-to-net adjustments are primarily a function of changes in sales mix, contractual and legislative discounts and rebates.

•	Charge-backs and cash discounts increased primarily due to higher product sales in the U.S. which also increased by 76%, particularly regarding Opdivo, Eliquis and Daklinza.

•	Medicaid and Medicare rebates increased primarily due to higher product sales in the U.S., particularly regarding Medicare for Eliquis and Medicaid and Medicare for Daklinza.

•	Other rebates, discounts and adjustments increased primarily due to additional rebates and discounts for Daklinza in Europe and Eliquis worldwide.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2016	2015	% Change	% Change Attributable to Foreign Exchange
Oncology
Empliciti (elotuzumab)	$28	$—	N/A	N/A
U.S.	28	—	N/A	—

Erbitux* (cetuximab)	—	165	(100)%	—
U.S.	—	157	(100)%	—
Non-U.S.	—	8	(100)%	—

Opdivo (nivolumab)	704	40	**	N/A
U.S.	594	38	**	—
Non-U.S.	110	2	**	N/A

Sprycel (dasatinib)	407	375	9%	(3)%
U.S.	210	181	16%	—
Non-U.S.	197	194	2%	(6)%

Yervoy (ipilimumab)	263	325	(19)%	(1)%
U.S.	199	181	10%	—
Non-U.S.	64	144	(56)%	(5)%

Cardiovascular
Eliquis (apixaban)	734	355	**	(2)%
U.S.	468	200	**	—
Non-U.S.	266	155	72%	(4)%

Immunoscience
Orencia (abatacept)	475	400	19%	(2)%
U.S.	321	259	24%	—
Non-U.S.	154	141	9%	(6)%

Virology
Baraclude (entecavir)	291	340	(14)%	(3)%
U.S.	17	46	(63)%	—
Non-U.S.	274	294	(7)%	(4)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	427	264	62%	(3)%
U.S.	259	—	N/A	—
Non-U.S.	168	264	(36)%	(3)%

Reyataz (atazanavir sulfate) Franchise	221	294	(25)%	(4)%
U.S.	120	143	(16)%	—
Non-U.S.	101	151	(33)%	(8)%

Sustiva (efavirenz) Franchise	273	290	(6)%	—
U.S.	228	234	(3)%	—
Non-U.S.	45	56	(20)%	—

Neuroscience
Abilify* (aripiprazole)	33	554	(94)%	—
U.S.	—	508	(100)%	—
Non-U.S.	33	46	(28)%	(6)%

Mature Products and All Other	535	639	(16)%	(3)%
U.S.	93	97	(4)%	—
Non-U.S.	442	542	(18)%	(4)%
**    Change in excess of 100%

Empliciti — a humanized monoclonal antibody for the treatment of multiple myeloma.

•	Empliciti was launched in the U.S. in December 2015.
Erbitux* — a monoclonal antibody designed to exclusively target and block the Epidermal Growth Factor Receptor, which is expressed on the surface of certain cancer cells in multiple tumor types as well as normal cells and is currently indicated for use in the treatment of patients with certain types of metastatic colorectal cancer and squamous cell carcinoma of the head and neck.

•	BMS transferred its rights to Erbitux* in North America to Eli Lilly and Company in October 2015.
Opdivo — a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and natural killer T (NKT) cells that has been approved and continues to be investigated as an anti-cancer treatment.

•	U.S. revenues increased due to higher demand and the rapid commercial acceptance of Opdivo for the treatment of NSQ and squamous (SQ) NSCLC, RCC and unresectable melanoma.

•
International revenues increased due to higher demand and the rapid commercial acceptance of Opdivo. Opdivo was approved in Japan for unresectable melanoma (September 2014) and recurrent NSCLC (December 2015) and in the EU for unresectable melanoma (June 2015) and advanced SQ NSCLC (July 2015). Opdivo was also approved in other international markets in 2015.

Sprycel — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec*.

•	U.S. revenues increased due to higher average net selling prices and demand.

•	International revenues remained relatively flat as higher demand was offset by unfavorable foreign exchange.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased due to higher demand.

•	International revenues decreased due to lower demand resulting from the introduction of other immuno-oncology products being used to treat patients with melanoma, including Opdivo.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. and international revenues increased due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains.
Orencia — a fusion protein indicated for adult patients with moderate to severe active rheumatoid arthritis and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased due to higher average net selling prices and demand.

•	International revenues increased due to higher demand partially offset by unfavorable foreign exchange.
Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues continue to decrease due to the loss of exclusivity in September 2014.

•	International revenues decreased following the loss of exclusivity in South Korea in October 2015 and unfavorable foreign exchange.
Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor.

•	Daklinza was launched in the U.S. in July 2015. U.S. revenues are expected to significantly decline in the second half of 2016 due to lower demand resulting from increased competition.

•
International revenues decreased and are expected to continue to significantly decline in 2016 from the prior year comparable periods due to lower demand resulting from increased competition, primarily in Japan.

Reyataz Franchise — Includes Reyataz - a protease inhibitor for the treatment of human immunodeficiency virus (HIV) and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost*.

•	U.S. revenues decreased due to lower demand resulting from increased competition partially offset by higher average net selling prices.

•	International revenues decreased due to the timing of government purchases in certain countries, lower demand resulting from increased competition and unfavorable foreign exchange.

Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•	U.S. revenues decreased due to lower demand resulting from increased competition partially offset by higher average net selling prices.

•	International revenues continue to decrease due to Sustiva's loss of exclusivity in Europe in November 2013.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder.

•	BMS's U.S. commercialization rights to Abilify* expired in April 2015.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the diabetes alliance products, over-the-counter brands and royalty revenue.

•	International revenues decreased due to the expiration of certain supply arrangements, increased competition for over-the-counter products and unfavorable foreign exchange.

Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2015 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2016. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at December 31, 2015.

Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 1.1 months of inventory on hand at September 30, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.5 months of inventory on hand internationally at direct customers compared to 1.4 months of inventory on hand at September 30, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France and changes to our distribution model for over-the-counter products in Greece.
Fervex, a cold and flu product, had 5.9 months of inventory on hand at direct customers compared to 2.9 months of inventory on hand at September 30, 2015. The level of inventory on hand was primarily in Russia and France to support product seasonality.
Donormyl, a prescription sleeping aid, had 3.2 months of inventory on hand at direct customers compared to 6.4 months of inventory on hand at September 30, 2015. The level of inventory on hand was primarily in Russia and due to lower than expected demand from competitor pricing.

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

Our non-U.S. businesses have significantly more direct customers. Limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. When direct customer product level inventory, ultimate patient/consumer demand or out-movement data does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Accordingly, we rely on a variety of methods to estimate direct customer product level inventory and to calculate months on hand. Factors that may affect our estimates include generic competition, seasonality of products, direct customer purchases in light of price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2016 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2016	2015	% Change
Cost of products sold	$1,052	$847	24%
Marketing, selling and administrative	1,068	1,029	4%
Research and development	1,136	1,016	12%
Other (income)/expense	(520)	(299)	74%
Total Expenses	$2,736	$2,593	6%

Cost of products sold increased primarily due to higher Eliquis profit sharing ($180 million) and a reduction of previously accrued royalties in 2015 ($61 million) partially offset by favorable foreign exchange.

Marketing, selling and administrative expenses increased primarily due to higher advertising and promotion and additional sales-related activities supporting Opdivo partially offset by a $36 million reduction of the estimated Branded Prescription Drug Fee pertaining to prior periods and favorable foreign exchange.

Research and development expenses increased primarily due to the acceleration and expansion of Opdivo development programs and capabilities partially offset by lower license and asset acquisition charges. These charges include a $100 million milestone payment in 2016 to former shareholders of Flexus Biosciences, Inc. (Flexus) and upfront payments of $160 million in 2015 for the Novo Nordisk A/S, Bavarian Nordic A/S, Rigel Pharmaceuticals, Inc. and the California Institute for Biomedical Research transactions. Refer to "—Non-GAAP Financial Measures - Specified Items" for license and asset acquisition charges included in each period.

Other income increased due to higher divestiture gains of $116 million and royalties and licensing income of $156 million. The divestiture gains were related to the investigational HIV medicines business in 2016 and Recothrom* and other mature brand businesses in 2015. The higher royalties were related to the sale of the diabetes and Erbitux* businesses, including $60 million from the transfer of certain future royalty rights pertaining to Amylin product sales. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense" and "—Non-GAAP Financial Measures - Specified Items" for further information.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Earnings Before Income Taxes	$1,655	$1,448
Provision for Income Taxes	449	249
Effective tax rate	27.1%	17.2%

The jurisdictional tax rates and other tax impacts attributed to divestiture transactions, research and development charges and other specified items increased the effective tax rate by 4.4% in 2016 and reduced the effective tax rate by 3.6% in 2015.

Refer to "Item 1. Financial Statements—Note 6. Income Taxes" for further discussion.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Cost of products sold(a)	$4	$34

Marketing, selling and administrative	—	1

License and asset acquisition charges	125	162
Other	13	—
Research and development	138	162

Provision for restructuring	4	12
Divestiture gains	(269)	(152)
Pension charges	22	27
Written option adjustment	—	(36)
Litigation and other settlements	43	14
Out-licensed intangible asset impairment	15	13
Other (income)/expense	(185)	(122)

Increase/(decrease) to pretax income	(43)	75
Income taxes on items above	83	(68)
Increase to net earnings	$40	$7

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2016	2015
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,195	$1,186
Specified Items	40	7
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,235	$1,193

Average Common Shares Outstanding – Diluted	1,680	1,676

Diluted Earnings Per Share – GAAP	$0.71	$0.71
Diluted EPS Attributable to Specified Items	0.03	—
Diluted Earnings Per Share – Non-GAAP	$0.74	$0.71

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	March 31, 2016	December 31, 2015
Cash and cash equivalents	$2,644	$2,385
Marketable securities – current	1,663	1,885
Marketable securities – non-current	3,689	4,660
Cash, cash equivalents and marketable securities	7,996	8,930
Short-term borrowings	(106)	(139)
Long-term debt	(6,593)	(6,550)
Net cash position	$1,297	$2,241

Cash, cash equivalents and marketable securities held in the U.S. were approximately $1.0 billion at March 31, 2016. Most of the remaining $7.0 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.

Dividend payments were $641 million in 2016 and $623 million in 2015. Dividends declared per common share were $0.38 in 2016 and $0.37 in 2015. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $800 million in 2015 and are expected to increase to approximately $1.2 billion in 2016 and $1.0 billion in 2017. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

Our investment portfolio includes non-current marketable securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and duration of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 1. Financial Statements—Note 8. Financial Instruments and Fair Value Measurements” for further information.

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to October 2019 and July 2020. Each facility is extendable annually by one year on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at March 31, 2016 and December 31, 2015.

Additional regulations in the U.S. could be passed in the future, which may reduce our results of operations, operating cash flow, liquidity and financial flexibility. We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts and creditworthiness of our customers. We believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

Credit Ratings

BMS's long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, with a stable long-term credit outlook. BMS's long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively, with a stable long-term credit outlook. BMS's long-term and short-term credit ratings assigned by Fitch are A- and F2, respectively, with a stable long-term credit outlook. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows
The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2016	2015
Cash flow provided by/(used in):
Operating activities	$(386)	$626
Investing activities	1,426	754
Financing activities	(792)	(682)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; pension contributions; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year.

The $1.0 billion decrease in cash provided by operating activities compared to 2015 was primarily attributable to:

•	Higher income tax payments (approximately $600 million); and

•
Timing of customer collections resulting primarily from higher net product sales and longer payment terms for immuno-oncology products and the timing of payments with alliance partners in the ordinary course of business (approximately $400 million).

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $672 million increase in cash provided by investing activities compared to 2015 was primarily attributable to:

•	Higher net sales of marketable securities of approximately $500 million in 2016 to meet short-term liquidity requirements; and

•
Higher business divestiture proceeds of approximately $200 million (approximately $400 million in 2016 and $200 million in 2015). Divestitures included the sale of the investigational HIV business in 2016 and Recothrom* and other mature brand businesses in 2015.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $110 million increase in cash used in financing activities compared to 2015 was primarily attributable to cash used to repurchase common stock and lower proceeds from the exercise of stock options in 2016, offset by lower short-term borrowing repayments (consisting primarily of changes in bank overdrafts).

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
Unresectable (inoperable) or metastatic (advanced) melanoma

•	In April 2016, the Company announced results from multiple clinical trials

◦
CheckMate-069 - In this Phase II trial, which is the first randomized study to evaluate the Opdivo+Yervoy combination regimen in patients with previously untreated advanced melanoma, the combination regimen demonstrated a two-year overall survival rate of 69% compared to 53% for Yervoy alone in patients with BRAF wild-type advanced melanoma. A change in tumor burden was also seen with the combination regimen, with a median change of 70% compared to 5% for Yervoy alone. Overall survival was an exploratory endpoint in this trial. The safety profile of the Opdivo+Yervoy combination regimen in this study was consistent with previously reported studies.

◦
CA209-003 - In this Phase I study, evaluating Opdivo monotherapy in heavily pretreated advanced melanoma patients, the Company reported extended follow-up, including five-year overall survival rates. These data represent the longest survival follow-up of patients who received an anti-PD-1 therapy in a clinical trial. At five years, patients who received Opdivo showed an overall survival rate of 34%, with an evident plateau in survival at approximately four years. The safety profile of Opdivo in study -003 was similar to previously reported studies, with no new safety signals identified.

•
In April 2016, the Company announced the Committee for Medicinal Products for Human Use (CHMP) recommended the approval of Opdivo in combination with Yervoy for the treatment of advanced (unresectable or metastatic) melanoma in adults. The CHMP also added an informative statement to the broad indication that relative to Opdivo monotherapy, an increase in progression-free survival for the combination of Opdivo with Yervoy is established only in patients with low tumor PD-L1 expression. The CHMP recommendation will now be reviewed by the European Commission (EC), which has the authority to approve medicines for the EU.

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

NSCLC

•
In April 2016, the Company announced the EC approved Opdivo monotherapy for locally advanced or metastatic NSQ NSCLC after prior chemotherapy in adults. Opdivo is the only approved PD-1 inhibitor to demonstrate superior overall survival in two separate Phase III trials in previously treated metastatic NSCLC; one trial in SQ NSCLC (CheckMate-017) and the other in NSQ NSCLC (CheckMate-057), the basis of this approval. Together, these trials confirm the benefit of Opdivo for patients with previously treated metastatic NSCLC, regardless of PD-L1 expression. The approval allows for the expanded marketing of Opdivo in previously treated metastatic NSCLC in all 28 Member States of the EU.

Other indications

•
In April 2016, the Company announced the FDA granted Breakthrough Therapy Designation to Opdivo for the potential indication of recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN) after platinum based therapy.

•
In April 2016, the Company announced data from CheckMate-141, a Phase III open-label, randomized trial, evaluating Opdivo in patients with recurrent or metastatic SCCHN after platinum therapy compared to investigator’s choice of therapy (methotrexate, docetaxel, or cetuximab). In the trial patients treated with Opdivo experienced a 30% reduction in the risk of death, with a median overall survival of 7.5 months compared to 5.1 months for investigator’s choice. The one-year survival rate for Opdivo was 36% compared to 16.6% for investigator’s choice. The safety profile of Opdivo in CheckMate-141 was consistent with prior studies, with no new safety signals identified. In January 2016, the Company announced CheckMate-141 was stopped early because an assessment conducted by the independent Data Monitoring Committee concluded that the study met its primary endpoint, demonstrating superior overall survival in patients receiving Opdivo compared to the control arm.

•
In April 2016, the Company announced the FDA accepted a supplemental Biologics License Application (sBLA), which seeks to expand the use of Opdivo to patients with classical Hodgkin lymphoma (cHL) after prior therapies. The application included CheckMate-205 data, which evaluated Opdivo in cHL patients who have received autologous stem cell transplant and brentuximab vedotin. The FDA granted the application a priority review and previously granted Opdivo Breakthrough Therapy Designation for cHL on May 14, 2014.

•
In April 2016, the Company announced the EC approved Opdivo monotherapy for an additional indication in advanced RCC after prior therapy in adults. Opdivo is the first and only PD-1 immune checkpoint inhibitor approved in Europe to demonstrate an overall survival benefit versus a standard of care in this patient population. This approval allows for the expanded marketing of Opdivo in previously treated advanced RCC in all 28 Member States of the EU.

•
In March 2016, the Company announced the European Medicines Agency (EMA) validated a type II variation application, which seeks to extend the current indications for Opdivo to include the treatment of patients with cHL after prior therapies. The application included CheckMate-205 data, which evaluated Opdivo in cHL patients who have received autologous stem cell transplant and brentuximab vedotin. Validation of the application confirms the submission is complete and begins the EMA’s centralized review process.

Empliciti - a humanized monoclonal antibody for the treatment of multiple myeloma. Empliciti is part of our alliance with AbbVie Inc. (AbbVie).

•
In January 2016, the Company and AbbVie announced the CHMP of the EMA adopted a positive opinion recommending that Empliciti be granted approval for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received at least one prior therapy. The application now will be reviewed by the EC.

Hepatitis C Portfolio - Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor; and Beclabuvir - an NS5B non-nucleoside polymerase inhibitor in development.

•
In February 2016, the Company announced the FDA approved Daklinza in combination with sofosbuvir (with or without ribavirin) in genotypes 1 and 3. The expanded label includes data in three additional challenging-to-treat patient populations: chronic HCV patients with HIV-1 coinfection, advanced cirrhosis, or post-liver transplant recurrence of HCV. The Daklinza plus sofosbuvir regimen is already available for the treatment of chronic HCV genotype 3, and is currently the only 12-week, once-daily all-oral treatment option for these patients. Sustained virologic response (SVR) rates are reduced in genotype 3 patients with cirrhosis receiving Daklinza and sofosbuvir for 12 weeks without ribavirin. Sofosbuvir is a product of Gilead Sciences, Inc. (Gilead).

•
In February 2016, the Company announced results from the first completed all-oral chronic HCV regimen Phase III trial that includes a Chinese patient population. In the study, which evaluated Daklinza in combination with asunaprevir for 24 weeks in Asian (non-Japanese) patients with genotype 1b HCV, 91% of patients from China achieved sustained virologic response at post-treatment week 24 (SVR24), which rose to 98% of patients without NS5A resistance-associated variants (RAVs) at baseline. SVR24 results were similarly high across all subgroups with genotype 1b HCV, including those with cirrhosis, and patients from Korea and Taiwan. SVR24 rates were also higher in all patients without baseline NS5A RAVs, regardless of the presence or absence of cirrhosis, and lower in patients with baseline NS5A RAVs.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2015 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2016	29,768	$68.96	—	$1,368
February 1 to 29, 2016	1,334,226	$62.45	1,193,017	$1,294
March 1 to 31, 2016	4,008,710	$64.12	2,464,576	$1,137
Three months ended March 31, 2016	5,372,704		3,657,593

(a)
The total number of shares purchased and the total number of shares purchased as part of publicly announced programs are different because shares of common stock are surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

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
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income and retained earnings, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Erbitux is a trademark of ImClone LLC; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Plavix is a trademark of Sanofi; Recothrom is a trademark of The Medicines Company; Reglan is a trademark of ANIP Acquisition Company; Revlimid is a trademark of Celgene Corporation and Tybost is a trademark of Gilead Sciences Ireland UC. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 28, 2016	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	April 28, 2016	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer