Form 10-Q
period 2016-06-30
BRISTOL MYERS SQUIBB CO
filed 2016-07-28
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At June 30, 2016, there were 1,670,858,535 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
JUNE 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.
Controls and Procedures	36

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	36

Item 1A.
Risk Factors	36

Item 2.
Issuer Purchases of Equity Securities	37

Item 6.
Exhibits	38

Signatures	39

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2016	2015	2016	2015
Net product sales	$4,432	$3,572	$8,396	$6,631
Alliance and other revenues	439	591	866	1,573
Total Revenues	4,871	4,163	9,262	8,204

Cost of products sold	1,206	1,013	2,258	1,860
Marketing, selling and administrative	1,238	1,135	2,306	2,164
Research and development	1,266	1,856	2,402	2,872
Other (income)/expense	(454)	107	(974)	(192)
Total Expenses	3,256	4,111	5,992	6,704

Earnings Before Income Taxes	1,615	52	3,270	1,500
Provision for Income Taxes	427	162	876	411
Net Earnings/(Loss)	1,188	(110)	2,394	1,089
Net Earnings Attributable to Noncontrolling Interest	22	20	33	33
Net Earnings/(Loss) Attributable to BMS	$1,166	$(130)	$2,361	$1,056

Earnings/(Loss) per Common Share
Basic	$0.70	$(0.08)	$1.41	$0.63
Diluted	$0.69	$(0.08)	$1.41	$0.63

Cash dividends declared per common share	$0.38	$0.37	$0.76	$0.74

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2016	2015	2016	2015
Net Earnings/(Loss)	$1,188	$(110)	$2,394	$1,089
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(44)	(9)	(130)	(3)
Pension and postretirement benefits	(124)	306	(285)	262
Available-for-sale securities	41	(22)	54	(6)
Foreign currency translation	16	(32)	25	(1)
Other Comprehensive Income/(Loss)	(111)	243	(336)	252

Comprehensive Income	1,077	133	2,058	1,341
Comprehensive Income Attributable to Noncontrolling Interest	22	20	33	33
Comprehensive Income Attributable to BMS	$1,055	$113	$2,025	$1,308
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	June 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$2,934	$2,385
Marketable securities	1,717	1,885
Receivables	5,622	4,299
Inventories	1,437	1,221
Prepaid expenses and other	588	625
Total Current Assets	12,298	10,415
Property, plant and equipment	4,597	4,412
Goodwill	6,875	6,881
Other intangible assets	1,379	1,419
Deferred income taxes	3,389	2,844
Marketable securities	3,281	4,660
Other assets	1,012	1,117
Total Assets	$32,831	$31,748

LIABILITIES
Current Liabilities:
Short-term borrowings	$155	$139
Accounts payable	1,504	1,565
Accrued liabilities	4,880	4,738
Deferred income	1,182	1,003
Income taxes payable	164	572
Total Current Liabilities	7,885	8,017
Deferred income	586	586
Income taxes payable	896	742
Pension and other liabilities	1,805	1,429
Long-term debt	6,581	6,550
Total Liabilities	17,753	17,324

Commitments and contingencies (Note 18)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; 4,161 issued
and outstanding in both 2016 and 2015, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2016
and 2015	221	221
Capital in excess of par value of stock	1,594	1,459
Accumulated other comprehensive loss	(2,804)	(2,468)
Retained earnings	32,706	31,613
Less cost of treasury stock – 537 million common shares in 2016 and 539 million in 2015	(16,799)	(16,559)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,918	14,266
Noncontrolling interest	160	158
Total Equity	15,078	14,424
Total Liabilities and Equity	$32,831	$31,748
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net earnings	$2,394	$1,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	155	195
Deferred income taxes	(317)	(59)
Stock-based compensation	101	113
Impairment charges	68	20
Pension settlements and amortization	83	110
Divestiture gains and royalties	(927)	(325)
Asset acquisition charges	239	806
Other adjustments	(24)	133
Changes in operating assets and liabilities:
Receivables	(852)	(267)
Inventories	(111)	162
Accounts payable	(36)	(618)
Deferred income	263	(162)
Income taxes payable	(515)	24
Other	(496)	(524)
Net Cash Provided by Operating Activities	25	697
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,794	1,808
Purchase of marketable securities	(1,195)	(1,472)
Capital expenditures	(503)	(301)
Divestiture and other proceeds	1,003	294
Acquisition and other payments	(267)	(855)
Net Cash Provided by/(Used in) Investing Activities	1,832	(526)
Cash Flows From Financing Activities:
Short-term borrowings, net	17	167
Issuance of long-term debt	—	1,268
Repayment of long-term debt	—	(1,957)
Interest rate swap contract terminations	42	(2)
Issuance of common stock	132	201
Repurchase of common stock	(231)	—
Dividends	(1,276)	(1,242)
Net Cash Used in Financing Activities	(1,316)	(1,565)
Effect of Exchange Rates on Cash and Cash Equivalents	8	22
Increase/(Decrease) in Cash and Cash Equivalents	549	(1,372)
Cash and Cash Equivalents at Beginning of Period	2,385	5,571
Cash and Cash Equivalents at End of Period	$2,934	$4,199
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS or the Company) prepared these unaudited consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) and United States (U.S.) generally accepted accounting principles (GAAP) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2016 and December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K.

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

	Prior Presentation	Current Presentation
Consolidated Statements of Earnings	Advertising and product promotion	Included in Marketing, selling and administrative expenses
Consolidated Balance Sheets	Assets held-for-sale	Included in Prepaid expenses and other
	Accrued expenses	Combined as Accrued liabilities
Accrued rebates and returns
Dividends payable
	Pension, postretirement and postemployment liabilities	Combined as Pension and other liabilities
Other liabilities
Consolidated Statements of Cash Flows	Net earnings attributable to noncontrolling interest	Included in Other adjustments
	Divestiture gains and royalties included in Other adjustments	Divestiture gains and royalties
	Asset acquisition charges included in Other adjustments	Asset acquisition charges

In June 2016, the Financial Accounting Standards Board (FASB) issued amended guidance for the measurement of credit losses on financial instruments. Entities will be required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. The guidance is effective beginning with interim periods in 2020 with early adoption permitted in 2019 on a modified retrospective approach. The Company is assessing the potential impact of the new standard.

In March 2016, the FASB issued amended guidance for share-based payment transactions. Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning with interim periods in 2017 with early adoption permitted. The Company is assessing the potential impact of the new standard.

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

In January 2016, the FASB issued amended guidance for the recognition, measurement, presentation and disclosures of financial instruments effective January 1, 2018 with early adoption not permitted. The new guidance requires that fair value adjustments for equity securities with readily determinable fair values currently classified as available-for-sale be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value and a charge through earnings if an impairment exists. The Company is assessing the potential impact of the new standard.

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

Product revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Oncology
Empliciti (elotuzumab)	$34	$—	$62	$—
Erbitux* (cetuximab)	—	169	—	334
Opdivo (nivolumab)	840	122	1,544	162
Sprycel (dasatinib)	451	405	858	780
Yervoy (ipilimumab)	241	296	504	621
Cardiovascular
Eliquis (apixaban)	777	437	1,511	792
Immunoscience
Orencia (abatacept)	593	461	1,068	861
Virology
Baraclude (entecavir)	299	343	590	683
Hepatitis C Franchise	546	479	973	743
Reyataz (atazanavir sulfate) Franchise	247	303	468	597
Sustiva (efavirenz) Franchise	271	317	544	607
Neuroscience
Abilify* (aripiprazole)	35	107	68	661
Mature Products and All Other	537	724	1,072	1,363
Total Revenues	$4,871	$4,163	$9,262	$8,204

*	Indicates brand names of products which are trademarks not owned or wholly owned by BMS. Specific trademark ownership information is included at the end of this quarterly report on Form 10-Q.

The composition of total revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Net product sales	$4,432	$3,572	$8,396	$6,631
Alliance revenues	418	552	827	1,507
Other revenues	21	39	39	66
Total Revenues	$4,871	$4,163	$9,262	$8,204

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Revenues from alliances:
Net product sales	$1,335	$1,228	$2,566	$2,222
Alliance revenues	418	552	827	1,507
Total Revenues	$1,753	$1,780	$3,393	$3,729

Payments to/(from) alliance partners:
Cost of products sold	$495	$423	$971	$812
Marketing, selling and administrative	(8)	(3)	(7)	22
Research and development	(3)	66	30	188
Other (income)/expense	(451)	(148)	(704)	(449)

Noncontrolling interest, pre-tax	8	23	10	28

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2016	December 31, 2015
Receivables - from alliance partners	$1,187	$958
Accounts payable - to alliance partners	549	542
Deferred income from alliances	1,426	1,459

Specific information pertaining to each of our significant alliances is discussed in our 2015 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties and specific accounting policy elections.

Note 4. ACQUISITIONS AND DIVESTITURES

In July 2016, BMS acquired all of the outstanding shares of Cormorant Pharmaceuticals (Cormorant), a private pharmaceutical company focused on the development of therapies for cancer and rare diseases. The acquisition provides BMS with full rights to Cormorant's lead candidate HuMax-IL8, a Phase I/II monoclonal antibody that represents a potentially complementary immuno-oncology mechanism of action to T-cell directed antibodies and co-stimulatory molecules. The consideration includes an upfront payment of $35 million and contingent development and regulatory milestone payments of up to $485 million. The transaction is expected to be accounted for as an asset acquisition with essentially all value allocated to HuMax-IL8 which will be included in research and development expense.

In April 2016, BMS acquired all of the outstanding shares of Padlock Therapeutics, Inc. (Padlock), a private biotechnology company dedicated to creating new medicines to treat destructive autoimmune diseases. The acquisition provides BMS with full rights to Padlock’s Protein/Peptidyl Arginine Deiminase (PAD) inhibitor discovery program focused on the development of potentially transformational treatment approaches for patients with rheumatoid arthritis. Padlock’s PAD discovery program may have additional utility in treating systemic lupus erythematosus and other autoimmune diseases. The consideration includes an upfront payment of $150 million and contingent development and regulatory milestone payments of up to $450 million. No significant Padlock processes were acquired, therefore the transaction was accounted for as an asset acquisition because Padlock was determined not to be a business as that term is defined in ASC 805 - Business Combinations. The consideration was allocated to the PAD discovery program resulting in $139 million of research and development expenses and to net operating losses and tax credit carryforwards resulting in $11 million of deferred tax assets.

In May 2016, BMS sold the business comprising an alliance with Reckitt Benckiser Group plc (Reckitt) including several over-the-counter products sold primarily in Mexico and Brazil (Reckitt business). Reckitt exercised its option to acquire the business, including a manufacturing facility and related employees, for $317 million, resulting in a gain of $277 million.

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

The assets held-for-sale from the Reckitt and ViiV Healthcare businesses were $134 million at December 31, 2015 and are included in prepaid expenses and other. The amount consisted primarily of allocated goodwill relating to the businesses. The allocation of goodwill was determined using the relative fair value of the applicable businesses to the Company's reporting unit. Revenues and pretax earnings related to these businesses were not material in 2016 and 2015 (excluding the divestiture gains).

Note 5. OTHER (INCOME)/EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Interest expense	$42	$49	$85	$100
Investment income	(25)	(26)	(49)	(56)
Provision for restructuring	18	28	22	40
Litigation and other settlements	6	4	49	16
Equity in net income of affiliates	(20)	(22)	(46)	(48)
Divestiture gains	(283)	(8)	(553)	(162)
Royalties and licensing income	(167)	(97)	(421)	(195)
Transition and other service fees	(74)	(27)	(127)	(54)
Pension charges	25	36	47	63
Out-licensed intangible asset impairment	—	—	15	13
Equity investment impairment	45	—	45	—
Written option adjustment	—	—	—	(36)
Loss on debt redemption	—	180	—	180
Other	(21)	(10)	(41)	(53)
Other (income)/expense	$(454)	$107	$(974)	$(192)

Note 6. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Earnings Before Income Taxes	$1,615	$52	$3,270	$1,500
Provision for Income Taxes	427	162	876	411
Effective tax rate	26.4%	311.5%	26.8%	27.4%

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

The jurisdictional tax rates and other tax impacts attributed to research and development charges, divestiture transactions and other discrete items increased the effective tax rate by 4.0% and 5.5% in the six months ended June 30, 2016 and 2015, respectively. The taxes attributed to these items were impacted by non-deductible R&D charges for Padlock and Flexus Biosciences, Inc. (Flexus) in 2016 and Flexus in 2015, higher non-deductible goodwill allocated to business divestitures in 2016 and higher valuation allowances attributed to capital loss carryforwards released in 2015. The tax impact for discrete items are reflected immediately and are not considered in estimating the annual effective tax rates. The effective tax rate for the second quarter of 2015 was primarily impacted by the $800 million non-deductible R&D charge for the acquisition of Flexus.

To a lesser extent, unfavorable earnings mix between high and low tax jurisdictions and the R&D tax credit also impacted the effective tax rates. The R&D tax credit legislation was permanently extended in December 2015 and was included in estimating the annual effective tax rate in 2016. The R&D tax credit was not extended as of June 30, 2015, therefore the tax credit was not considered in estimating the annual effective tax rate in 2015.

BMS is currently under examination by a number of tax authorities which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2016 could decrease in the range of approximately $270 million to $330 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time.

Note 7. EARNINGS/(LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2016	2015	2016	2015
Net Earnings/(Loss) Attributable to BMS used for Basic and Diluted EPS Calculation	$1,166	$(130)	$2,361	$1,056

Weighted-average common shares outstanding – basic	1,670	1,667	1,670	1,665
Contingently convertible debt common stock equivalents	—	—	—	1
Incremental shares attributable to share-based compensation plans	9	—	9	11
Weighted-average common shares outstanding – diluted	1,679	1,667	1,679	1,677

Earnings/(Loss) per Common Share:
Basic	$0.70	$(0.08)	$1.41	$0.63
Diluted	$0.69	$(0.08)	$1.41	$0.63

Contingently convertible debt common stock equivalents and incremental shares attributable to share-based compensation plans of 10 million were excluded from the per share calculation for the three months ended June 30, 2015 because of the net loss in that period.

Note 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2016			December 31, 2015
Dollars in Millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents - Money market and other securities	$—	$2,425	$2,425	$—	$1,825	$1,825
Marketable securities:
Certificates of deposit	—	438	438	—	804	804
Commercial paper	—	100	100	—	—	—
Corporate debt securities	—	4,358	4,358	—	5,638	5,638
Equity funds	—	95	95	—	92	92
Fixed income funds	—	7	7	—	11	11
Derivative assets:
Interest rate swap contracts	—	14	14	—	31	31
Forward starting interest rate swap contracts	—	—	—	—	15	15
Foreign currency forward contracts	—	36	36	—	50	50
Equity investments	34	—	34	60	—	60
Derivative liabilities:
Interest rate swap contracts	—	—	—	—	(1)	(1)
Forward starting interest rate swap contracts	—	(98)	(98)	—	(7)	(7)
Foreign currency forward contracts	—	(59)	(59)	—	(10)	(10)

As further described in "Note 10. Financial Instruments and Fair Value Measurements" in our 2015 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of June 30, 2016 and December 31, 2015.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

June 30, 2016
Certificates of deposit	$438	$—	$—	$438
Commercial paper	100	—	—	100
Corporate debt securities	4,310	48	—	4,358
Equity investments	32	4	(2)	34
Total	$4,880	$52	$(2)	$4,930

December 31, 2015
Certificates of deposit	$804	$—	$—	$804
Corporate debt securities	5,646	15	(23)	5,638
Equity investments	74	10	(24)	60
Total	$6,524	$25	$(47)	$6,502

Dollars in Millions	June 30, 2016	December 31, 2015
Current marketable securities(a)	$1,717	$1,885
Non-current marketable securities(b)	3,281	4,660
Other assets	34	60
Available-for-sale securities	$5,032	$6,605

(a)
The fair value option for financial assets was elected for investments in equity and fixed income funds. The fair value of these investments were $102 million at June 30, 2016 and $103 million at December 31, 2015 and were included in current marketable securities.

(b)	All non-current marketable securities mature within five years as of June 30, 2016 and December 31, 2015.

Qualifying Hedges and Non-Qualifying Derivatives
The following table summarizes the fair value of outstanding derivatives:

		June 30, 2016		December 31, 2015
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,250	$14	$1,100	$31
Interest rate swap contracts	Pension and other liabilities	—	—	650	(1)
Forward starting interest rate swap contracts	Other assets	—	—	500	15
Forward starting interest rate swap contracts	Accrued liabilities	750	(98)	—	—
Forward starting interest rate swap contracts	Pension and other liabilities	—	—	250	(7)
Foreign currency forward contracts	Prepaid expenses and other	638	36	1,016	50
Foreign currency forward contracts	Accrued liabilities	782	(55)	342	(5)
Foreign currency forward contracts	Pension and other liabilities	31	(1)	—	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued liabilities	380	(3)	445	(5)

Cash Flow Hedges — The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($721 million) and Japanese yen ($441 million) at June 30, 2016.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,055 million) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates.

Fair Value Hedges — The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016 and $147 million in 2015 generating proceeds of $43 million in 2016 and $28 million in 2015 (including accrued interest).

Debt Obligations
Long-term debt includes:

Dollars in Millions	June 30, 2016	December 31, 2015
Principal Value	$6,353	$6,339
Adjustments to Principal Value:
Fair value of interest rate swap contracts	14	30
Unamortized basis adjustment from swap terminations	301	272
Unamortized bond discounts and issuance costs	(87)	(91)
Total	$6,581	$6,550

The fair value of debt was $7,455 million at June 30, 2016 and $6,909 million at December 31, 2015 valued using Level 2 inputs. Interest payments were $102 million and $124 million for the six months ended June 30, 2016 and 2015, respectively, net of amounts related to interest rate swap contracts.

The following summarizes the issuance and redemption of long-term debt obligations in 2015 (none in 2016) and related termination of interest rate swap contracts:

Amounts in Millions	Euro	U.S. dollars
Principal Value:
1.000% Euro Notes due 2025	€575	$643
1.750% Euro Notes due 2035	575	643
Total	€1,150	$1,286

Proceeds net of discount and deferred loan issuance costs	€1,133	$1,268

Forward starting interest rate swap contracts terminated:
Notional amount	€500	$559
Unrealized loss	(16)	(18)

Six Months Ended
Dollars in Millions	June 30, 2015
Principal amount	$1,624
Carrying value	1,795
Debt redemption price	1,957
Notional amount of interest rate swap contracts terminated	735
Interest rate swap contract termination payments	11
Loss on debt redemption(a)	180

(a)	Including acceleration of debt issuance costs, loss on interest rate lock contract and other related fees.

Note 9. RECEIVABLES

Dollars in Millions	June 30, 2016	December 31, 2015
Trade receivables	$3,825	$3,070
Less allowances	(140)	(122)
Net trade receivables	3,685	2,948
Alliance receivables	1,187	958
Prepaid and refundable income taxes	483	182
Other	267	211
Receivables	$5,622	$4,299

Non-U.S. receivables sold on a nonrecourse basis were $341 million and $188 million for the six months ended June 30, 2016 and 2015, respectively. Receivables from three pharmaceutical wholesalers in the U.S. represented 62% and 53% of total trade receivables at June 30, 2016 and December 31, 2015, respectively.

Note 10. INVENTORIES

Dollars in Millions	June 30, 2016	December 31, 2015
Finished goods	$399	$381
Work in process	977	868
Raw and packaging materials	248	199
Total inventories	$1,624	$1,448

Inventories	$1,437	$1,221
Other assets	187	227

Other assets include inventory pending regulatory approval of $108 million at June 30, 2016 and $85 million at December 31, 2015 and other amounts expected to remain on-hand beyond one year.

Note 11. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2016	December 31, 2015
Land	$107	$107
Buildings	4,700	4,515
Machinery, equipment and fixtures	3,440	3,347
Construction in progress	699	662
Gross property, plant and equipment	8,946	8,631
Less accumulated depreciation	(4,349)	(4,219)
Property, plant and equipment	$4,597	$4,412

Depreciation expense was $210 million and $258 million for the six months ended June 30, 2016 and 2015, respectively.

Note 12. OTHER INTANGIBLE ASSETS

Dollars in Millions	June 30, 2016	December 31, 2015
Licenses	$559	$574
Developed technology rights	2,358	2,357
Capitalized software	1,362	1,302
In-process research and development	120	120
Gross other intangible assets	4,399	4,353
Less accumulated amortization	(3,020)	(2,934)
Other intangible assets	$1,379	$1,419

Amortization expense was $88 million and $96 million for the six months ended June 30, 2016 and 2015, respectively.

Note 13. ACCRUED LIABILITIES

Dollars in Millions	June 30, 2016	December 31, 2015
Accrued rebates and returns	$1,649	$1,324
Employee compensation and benefits	604	904
Dividends payable	642	655
Accrued research and development	573	553
Litigation and other settlements	146	189
Royalties	170	161
Restructuring	58	89
Pension and postretirement benefits	47	47
Other	991	816
Accrued liabilities	$4,880	$4,738

Note 14. DEFERRED INCOME

Dollars in Millions	June 30, 2016	December 31, 2015
Alliances	$1,426	$1,459
Other	342	130
Total deferred income	$1,768	$1,589

Current portion	$1,182	$1,003
Non-current portion	586	586

Alliances include unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. As of June 30, 2016, other deferred income includes approximately $185 million of Opdivo product sale deferrals under an early access program in France which began in 2015. The amount of net product sales to be realized is subject to final price negotiations with the French government. Amortization of deferred income was $143 million and $159 million for the six months ended June 30, 2016 and 2015, respectively.

Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value			Shares	Cost
Balance at January 1, 2015	2,208	$221	$1,507	$32,541	547	$(16,992)	$131
Net earnings	—	—	—	1,056	—	—	43
Cash dividends declared	—	—	—	(1,236)	—	—	—
Employee stock compensation plans	—	—	(144)	—	(6)	341	—
Debt conversion	—	—	—	—	—	2	—
Distributions	—	—	—	—	—	—	(6)
Balance at June 30, 2015	2,208	$221	$1,363	$32,361	541	$(16,649)	$168

Balance at January 1, 2016	2,208	$221	$1,459	$31,613	539	$(16,559)	$158
Net earnings	—	—	—	2,361	—	—	33
Cash dividends declared	—	—	—	(1,268)	—	—	—
Stock repurchase program	—	—	—	—	4	(231)	—
Employee stock compensation plans	—	—	135	—	(6)	(9)	—
Distributions	—	—	—	—	—	—	(31)
Balance at June 30, 2016	2,208	$221	$1,594	$32,706	537	$(16,799)	$160

Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

The components of other comprehensive income/(loss) were as follows:

	2016			2015
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$(59)	$20	$(39)	$35	$(19)	$16
Reclassified to net earnings	(5)	—	(5)	(36)	11	(25)
Derivatives qualifying as cash flow hedges	(64)	20	(44)	(1)	(8)	(9)
Pension and postretirement benefits:
Actuarial gains/(losses)	(233)	83	(150)	412	(145)	267
Amortization(b)	19	(9)	10	24	(9)	15
Curtailments and settlements(c)	25	(9)	16	36	(12)	24
Pension and postretirement benefits	(189)	65	(124)	472	(166)	306
Available-for-sale securities:
Unrealized gains/(losses)	10	(3)	7	(32)	9	(23)
Realized losses	34	—	34	1	—	1
Available-for-sale securities(d)	44	(3)	41	(31)	9	(22)
Foreign currency translation	20	(4)	16	(26)	(6)	(32)
	$(189)	$78	$(111)	$414	$(171)	$243

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized gains/(losses)	$(185)	$62	$(123)	$70	$(30)	$40
Reclassified to net earnings	(9)	2	(7)	(63)	20	(43)
Derivatives qualifying as cash flow hedges	(194)	64	(130)	7	(10)	(3)
Pension and postretirement benefits:
Actuarial gains/(losses)	(525)	186	(339)	292	(103)	189
Amortization(b)	36	(12)	24	47	(15)	32
Curtailments and settlements(c)	47	(17)	30	63	(22)	41
Pension and postretirement benefits	(442)	157	(285)	402	(140)	262
Available-for-sale securities:
Unrealized gains/(losses)	37	(17)	20	(7)	1	(6)
Realized losses	34	—	34	—	—	—
Available-for-sale securities	71	(17)	54	(7)	1	(6)
Foreign currency translation	22	3	25	20	(21)	(1)
	$(543)	$207	$(336)	$422	$(170)	$252

(a)	Included in cost of products sold.

(b)	Included in cost of products sold, research and development and marketing, selling and administrative expenses.

(c)	Included in other (income)/expense.

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	June 30, 2016	December 31, 2015
Derivatives qualifying as cash flow hedges	$(96)	$34
Pension and other postretirement benefits	(2,365)	(2,080)
Available-for-sale securities	31	(23)
Foreign currency translation	(374)	(399)
Accumulated other comprehensive loss	$(2,804)	$(2,468)

Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
Dollars in Millions	2016	2015	2016	2015	2016	2015	2016	2015
Service cost – benefits earned during the year	$7	$6	$1	$1	$13	$12	$2	$2
Interest cost on projected benefit obligation	49	60	2	3	100	121	5	6
Expected return on plan assets	(106)	(103)	(6)	(6)	(210)	(205)	(12)	(13)
Amortization of prior service credits	(1)	(1)	(1)	(2)	(2)	(2)	(2)	(3)
Amortization of net actuarial loss	21	26	—	1	40	50	—	2
Curtailments and settlements	25	36	—	—	47	63	—	—
Special termination benefits	—	—	—	—	1	—	—	—
Net periodic benefit cost/(credit)	$(5)	$24	$(4)	$(3)	$(11)	$39	$(7)	$(6)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan. The charges included the acceleration of a portion of unrecognized actuarial losses.

Non-current pension liabilities were $1,182 million at June 30, 2016 and $765 million at December 31, 2015. The increase resulted primarily from a lower discount rate assumed in the remeasurement of U.S. plan benefit obligations.

Defined contribution plan expense in the U.S. was $50 million and $45 million for the three months ended June 30, 2016 and 2015, respectively, and $92 million and $89 million for the six months ended June 30, 2016 and 2015, respectively.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Restricted stock units	$23	$21	$43	$42
Market share units	9	9	18	18
Performance share units	22	29	40	53
Total stock-based compensation expense	$54	$59	$101	$113

Income tax benefit	$19	$20	$34	$38

The number of units granted and the weighted-average fair value on the grant date were as follows:

	Six Months Ended June 30, 2016
Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	2.1	$61.39
Market share units	0.7	65.26
Performance share units	1.1	64.87

Unrecognized compensation cost related to nonvested awards of $454 million is expected to be recognized over a weighted-average period of 2.7 years.

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
Sprycel - European Union
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the European Patent Office (EPO) seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. In May 2016, the Company appealed the EPO’s decision to the EPO Board of Appeal. The ‘038 patent will remain in force pending the outcome of our appeal of the EPO’s decision, and we intend to pursue legal options to defend our intellectual property rights from any future infringement. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expire in November 2016. The decision does not affect the validity of our other Sprycel patents within and outside Europe, including a different patent that covers the monohydrate form of dasatinib. In the U.S., the Company entered into a settlement agreement with Apotex in 2013 regarding a patent infringement suit whereby Apotex can launch its generic dasatinib monohydrate product in September 2024, or earlier in certain circumstances.

Anti-PD-1 Antibody Patent Oppositions and Litigation
There are a number of ongoing patent litigations against Merck & Co., Inc. (Merck) around the world with respect to patents directed to 1) methods of treating cancer using a PD-1 antibody (the Honjo patent filing) and 2) a class of anti-PD-1 antibodies (the Korman patent filing).
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
In February 2015, Merck filed a lawsuit in the Netherlands seeking revocation of the Dutch national version of the ’878 patent, and BMS and Ono subsequently sued Merck for patent infringement. A trial regarding the validity and infringement of the ’878 patent was held in January 2016. In June 2016, the Dutch court found the ’878 patent valid and infringed by Merck.
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
In April 2014, Merck and three other companies opposed a European patent (EP 2 161 336) (the ’336 patent) which is based on the Korman patent filing. In February 2015, BMS and Ono submitted a request to amend the claims of the ’336 patent. Oral proceedings before the Opposition Division of the EPO occurred in July 2016. The Opposition Division of the EPO maintained the validity of the ’336 patent claims.
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
In July 2016, Merck filed Petitions for Inter Partes Review of the ‘999 and ‘994 patents. The petitions request that the Patent Trial and Appeal Board (PTAB) review the validity of the ‘999 and ‘994 patents. The Company has the opportunity to respond and oppose the petitions by October 2016.
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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION
Qui Tam Litigation
In March 2011, the Company was served with an unsealed qui tam complaint filed by three former sales representatives in California Superior Court, County of Los Angeles. The California Department of Insurance has elected to intervene in the lawsuit. The complaint alleges the Company paid kickbacks to California providers and pharmacies in violation of California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871.7. In July 2016, the parties reached a final settlement, thus concluding the matter.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Currently, over 5,400 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, are filed in state and federal courts in various states including California, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multi-district litigation (MDL) to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of almost 2,400 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 319 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. The plaintiffs in the MDL have appealed to the U.S. Court of Appeals for the Ninth Circuit and the JCCP plaintiffs have appealed to the California Court of Appeal. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
Abilify*
The Company and Otsuka Pharmaceutical Co. Ltd. (Otsuka) are co-defendants in product liability litigation related to Abilify. Plaintiffs allege Abilify caused them to engage in compulsive gambling and other impulse control disorders. There have been approximately 40 cases filed in state and federal courts. A petition seeking to establish an MDL has been filed by the parties.
SHAREHOLDER DERIVATIVE LITIGATION
In December 2015, two shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the Securities and Exchange Commission of alleged Foreign Corrupt Practices Act violations in China in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest. In May 2016, the Company filed motions to dismiss the two shareholder derivative lawsuits.

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
Abilify* State Attorneys General Investigation
In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition (Coalition) investigating whether certain Abilify* marketing practices violated those respective states’ consumer protection statutes. The Company and the Executive Committee of the Coalition have reached a settlement in principle in this matter, which remains subject to approval by each individual state and District of Columbia in the Coalition.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $63 million at June 30, 2016, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The $63 million includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Bristol-Myers Squibb Company (which may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us) is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. We have transitioned to a specialty biopharmaceutical company, with a strategy designed to leverage both the reach and resources of a major pharmaceutical company as well as the entrepreneurial spirit and agility of a biotech firm. Our four strategic priorities are to drive business performance, maintain our leadership in immuno-oncology, maintain a diversified portfolio both within and outside of immuno-oncology and continue our disciplined approach to capital allocation, with business development as a priority.

Our revenues increased by 13% for the six months ended June 30, 2016 as a result of higher Opdivo, Eliquis and Daklinza product sales. These impacts were partially offset by the expiration of U.S. commercialization rights to Abilify*, the transfer of Erbitux* rights in North America and increased competition for Reyataz, Baraclude and Sustiva in certain markets.

The increase in GAAP earnings per share (EPS) from $0.63 in 2015 to $1.41 in 2016 was due to higher revenues, divestiture gains and royalties as well as lower research and development asset acquisition charges partially offset by higher Eliquis profit sharing and Opdivo related expenses. The tax impact of specified items and earnings mix contributed to the change in the effective tax rate. After adjusting for the divestiture gains, R&D asset acquisition charges and other specified items, non-GAAP EPS increased from $1.24 in 2015 to $1.43 in 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2016	2015	2016	2015
Total Revenues	$4,871	$4,163	$9,262	$8,204
Total Expenses	3,256	4,111	5,992	6,704
Earnings Before Income Taxes	1,615	52	3,270	1,500
Provision for Income Taxes	427	162	876	411
Effective tax rate	26.4%	311.5%	26.8%	27.4%

Net Earnings/(Loss) Attributable to BMS
GAAP	1,166	(130)	2,361	1,056
Non-GAAP	1,164	890	2,399	2,083

Diluted Earnings/(Loss) Per Share
GAAP	0.69	(0.08)	1.41	0.63
Non-GAAP	0.69	0.53	1.43	1.24

Cash, Cash Equivalents and Marketable Securities			7,932	10,108

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

Significant Product and Pipeline Approvals

The following is a summary of significant approvals received in 2016.

Product	Date	Approval
Opdivo	May 2016
U.S. Food and Drug Administration (FDA) approval for the treatment of patients with classical Hodgkin lymphoma (cHL) who have relapsed or progressed after autologous hematopoietic stem cell transplantation (auto-HSCT) and post-transplantation brentuximab vedotin.

	April 2016	European Commission (EC) approval for the treatment of previously treated renal cell carcinoma (RCC).
	April 2016	EC approval for the treatment of previously treated patients with metastatic non-squamous (NSQ) non-small cell lung cancer (NSCLC).
	January 2016	FDA expanded the use of Opdivo as a single agent to include previously untreated BRAF mutation positive advanced melanoma patients.
Opdivo+ Yervoy	May 2016	EC approval for the treatment of unresectable or metastatic melanoma, regardless of BRAF mutational status.
	January 2016	FDA approval for the treatment of patients with BRAF V600 wild-type and BRAF V600 mutation positive unresectable or metastatic melanoma.
Empliciti	May 2016	EC approval for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received at least one prior therapy.
Hepatitis C Portfolio - Daklinza	February 2016	FDA approval for use with sofosbuvir for the treatment of chronic hepatitis C (HCV) in genotypes 1 and 3 in three additional patient populations.
	January 2016	EC approval for use with sofosbuvir for the treatment of chronic HCV in three new patient populations.
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

Cormorant Pharmaceuticals (Cormorant)
In July 2016, BMS acquired all of the outstanding shares of Cormorant, a private pharmaceutical company focused on the development of therapies for cancer and rare diseases. The acquisition provides BMS with full rights to Cormorant's lead candidate HuMax-IL8, a Phase I/II monoclonal antibody that represents a potentially complementary immuno-oncology mechanism of action to T-cell directed antibodies and co-stimulatory molecules.

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

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Revenues		2016 vs. 2015		Total Revenues		2016 vs. 2015
Dollars in Millions	2016	2015	Total Change	Foreign Exchange(b)	2016	2015	Total Change	Foreign Exchange(b)
United States	$2,688	$1,837	46%	—	$5,225	$3,881	35%	—
Europe	1,039	974	7%	1%	1,909	1,756	9%	(1)%
Rest of the World	1,013	1,124	(10)%	(5)%	1,853	2,143	(14)%	(6)%
Other(a)	131	228	(43)%	N/A	275	424	(35)%	N/A
Total	$4,871	$4,163	17%	(1)%	$9,262	$8,204	13%	(2)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased in both periods primarily due to higher demand for Opdivo and Eliquis and the launch of Daklinza in July 2015, partially offset by the expiration of commercialization rights to Abilify* and the transfer of Erbitux* rights in North America. Average U.S. net selling prices, including the reversal of prior period gross-to-net adjustments, increased by approximately 5% for the three and six months ended June 30, 2016. Refer to “—Product Revenues” below for additional information.
Europe revenues increased in both periods primarily due to higher demand for Opdivo and Eliquis partially offset by the recognition of $170 million of previously deferred Daklinza revenue in the second quarter of 2015 in France and lower demand for Yervoy. Revenues continue to be negatively impacted in many European countries as healthcare payers, including government agencies, continue to take actions that directly or indirectly impose additional price reductions.
Rest of the World revenues decreased in both periods as a result of increased competition for the Hepatitis C Franchise in Japan and unfavorable foreign exchange partially offset by higher demand for Opdivo and Eliquis.
The decrease in Other revenues in both periods resulted from the expiration of certain supply arrangements.
No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2016 and 2015 except for Japan which contributed 10% of total revenues in 2015. Our business is typically not seasonal.

The reconciliation of gross product sales (which excludes alliance and other revenues such as Abilify* and Atripla*) to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2016	2015	% Change	2016	2015	% Change
Gross product sales	$5,588	$4,380	28%	$10,554	$8,015	32%
Gross-to-Net Adjustments:
Charge-backs and cash discounts	(395)	(239)	65%	(747)	(439)	70%
Medicaid and Medicare rebates	(361)	(184)	96%	(621)	(330)	88%
Sales returns	(37)	21	**	(80)	3	**
Other rebates, discounts and adjustments	(363)	(406)	(11)%	(710)	(618)	15%
Total Gross-to-Net Adjustments	(1,156)	(808)	43%	(2,158)	(1,384)	56%
Net product sales	$4,432	$3,572	24%	$8,396	$6,631	27%
**    Change in excess of 100%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $79 million and $72 million in the six months ended June 30, 2016 and 2015, respectively. Changes in the gross-to-net adjustments are primarily a function of changes in sales volume and payer channel mix, contractual and legislative discounts and rebates. Net U.S. product sales, excluding alliance and other revenues, increased by 62% in the three months ended June 30, 2016 and 69% in the six months ended June 30, 2016.

•	Charge-backs and cash discounts increased in both periods primarily due to higher charge-backs for Opdivo, Eliquis and Daklinza as a result of higher U.S. product sales.

•	Medicaid and Medicare rebates increased in both periods primarily due to higher Medicaid rebates for Daklinza and Medicare rebates for Eliquis and Daklinza as a result of higher product sales.

•
The U.S. sales return reserve for Plavix* was reduced by $38 million in the six months ended June 30, 2015 after considering several factors including actual return experience and estimated inventory levels in the distribution channels.

•
Other rebates, discounts and adjustments decreased in the three months ended June 30, 2016 due to additional rebates for Daklinza of approximately $180 million in the second quarter of 2015 for amounts previously deferred in France and increased in the six months ended June 30, 2016 primarily due to additional rebates worldwide for Eliquis and Daklinza.

Product Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2016	2015	% Change	% Change Attributable to Foreign Exchange	2016	2015	% Change	% Change Attributable to Foreign Exchange
Oncology
Empliciti (elotuzumab)	$34	$—	N/A	N/A	$62	$—	N/A	N/A
U.S.	33	—	N/A	—	61	—	N/A	—
Non-U.S.	1	—	N/A	N/A	1	—	N/A	N/A

Erbitux* (cetuximab)	—	169	(100)%	—	—	334	(100)%	—
U.S.	—	165	(100)%	—	—	322	(100)%	—
Non-U.S.	—	4	(100)%	—	—	12	(100)%	—

Opdivo (nivolumab)	840	122	**	N/A	1,544	162	**	N/A
U.S.	643	107	**	—	1,237	145	**	—
Non-U.S.	197	15	**	N/A	307	17	**	N/A

Sprycel (dasatinib)	451	405	11%	(1)%	858	780	10%	(2)%
U.S.	233	205	14%	—	443	386	15%	—
Non-U.S.	218	200	9%	(1)%	415	394	5%	(4)%

Yervoy (ipilimumab)	241	296	(19)%	(3)%	504	621	(19)%	(2)%
U.S.	179	136	32%	—	378	317	19%	—
Non-U.S.	62	160	(61)%	(4)%	126	304	(59)%	(4)%

Cardiovascular
Eliquis (apixaban)	777	437	78%	3%	1,511	792	91%	1%
U.S.	444	243	83%	—	912	443	**	—
Non-U.S.	333	194	72%	6%	599	349	72%	2%

Immunoscience
Orencia (abatacept)	593	461	29%	—	1,068	861	24%	(1)%
U.S.	401	310	29%	—	722	569	27%	—
Non-U.S.	192	151	27%	(2)%	346	292	18%	(4)%

Virology
Baraclude (entecavir)	299	343	(13)%	—	590	683	(14)%	(2)%
U.S.	15	37	(59)%	—	32	83	(61)%	—
Non-U.S.	284	306	(7)%	—	558	600	(7)%	(2)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	546	479	14%	(1)%	973	743	31%	(2)%
U.S.	294	—	N/A	—	553	—	N/A	—
Non-U.S.	252	479	(47)%	(1)%	420	743	(43)%	(2)%

Reyataz (atazanavir sulfate) Franchise	247	303	(18)%	(3)%	468	597	(22)%	(4)%
U.S.	122	157	(22)%	—	242	300	(19)%	—
Non-U.S.	125	146	(14)%	(7)%	226	297	(24)%	(8)%

Sustiva (efavirenz) Franchise	271	317	(15)%	—	544	607	(10)%	—
U.S.	227	258	(12)%	—	455	492	(8)%	—
Non-U.S.	44	59	(25)%	—	89	115	(23)%	—

Neuroscience
Abilify* (aripiprazole)	35	107	(67)%	(2)%	68	661	(90)%	(1)%
U.S.	—	67	(100)%	—	—	575	(100)%	—
Non-U.S.	35	40	(13)%	(5)%	68	86	(21)%	(5)%

Mature Products and All Other	537	724	(26)%	(4)%	1,072	1,363	(21)%	(3)%
U.S.	97	152	(36)%	—	190	249	(24)%	—
Non-U.S.	440	572	(23)%	(4)%	882	1,114	(21)%	(5)%
**    Change in excess of 100%

Empliciti — a humanized monoclonal antibody for the treatment of multiple myeloma.

•	Empliciti was launched in the U.S. in December 2015 and in the European Union (EU) in May 2016.
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
Opdivo — a fully human monoclonal antibody that binds to the programmed death receptor-1 (PD-1) on T and natural killer T (NKT) cells that has been approved and continues to be investigated as an anti-cancer treatment. Refer to "—Significant Product and Pipeline Approvals" for further discussion on the Opdivo approvals in 2016 and the 2015 Form 10-K for the 2015 approvals.

•	U.S. and international revenues increased in both periods due to higher demand resulting from the rapid commercial acceptance for several indications.
Sprycel — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec*.

•	U.S. revenues increased in both periods due to higher demand and average net selling prices.

•	International revenues increased in both periods due to higher demand.
Yervoy — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased in both periods due to higher demand as a result of additional approvals including the Opdivo+Yervoy regimen for patients with metastatic melanoma.

•	International revenues decreased in both periods due to lower demand resulting from the introduction of other immuno-oncology products being used to treat patients with melanoma, including Opdivo.
Eliquis — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. and international revenues increased in both periods due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains.
Orencia — a fusion protein indicated for adult patients with moderate to severe active rheumatoid arthritis (RA) and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased in both periods due to higher average net selling prices and demand.

•	International revenues increased in both periods due to higher demand.
Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues continued to decrease in both periods due to the loss of exclusivity in September 2014.

•	International revenues decreased in both periods following the loss of exclusivity in South Korea in October 2015.
Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor.

•	Daklinza was launched in the U.S. in July 2015. U.S. revenues are expected to significantly decline in the second half of 2016 due to lower demand resulting from increased competition.

•
International revenues decreased in both periods and are expected to continue to significantly decline in 2016 from the prior year comparable periods due to lower demand resulting from increased competition, primarily in Japan. International revenues also included $170 million of previously deferred revenue in France recognized in the second quarter of 2015.

Reyataz Franchise — Includes Reyataz - a protease inhibitor for the treatment of human immunodeficiency virus (HIV) and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost*.

•	U.S. revenues decreased in both periods due to lower demand resulting from increased competition.

•
International revenues decreased in both periods due to lower demand resulting from increased competition and unfavorable foreign exchange. The change in the six months ended June 30, 2016 was also impacted by the timing of government purchases in certain countries.

Sustiva Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•	U.S. revenues decreased in both periods due to lower demand resulting from increased competition.

•	International revenues continued to decrease in both periods due to Sustiva's loss of exclusivity in Europe in November 2013.
Abilify* — an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder.

•	BMS's U.S. commercialization rights to Abilify* expired in April 2015.
Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the diabetes alliance products, over-the-counter brands and royalty revenue.

•	Both prior year periods were favorably impacted by a $38 million reduction in the sales return reserve for Plavix*.

•	International revenues decreased in both periods due to the expiration of certain supply arrangements, increased competition for over-the-counter products and unfavorable foreign exchange.

Estimated End-User Demand
Pursuant to the Securities and Exchange Commission (SEC) Consent Order described in our 2015 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2016. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at March 31, 2016.

Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at December 31, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.3 months of inventory on hand internationally at direct customers compared to 1.5 months of inventory on hand at December 31, 2015. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Fervex, a cold and flu product, had 5.1 months of inventory on hand at direct customers compared to 5.9 months of inventory on hand at December 31, 2015. The level of inventory on hand was primarily in France to support product seasonality.
Perfalgan, an analgesic product, had 2.1 months of inventory on hand internationally at direct customers compared to 0.6 months of inventory on hand at December 31, 2015. The level of inventory on hand was primarily in the Gulf Countries and Saudi Arabia due to extended delivery lead time.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2016 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2016	2015	% Change	2016	2015	% Change
Cost of products sold	$1,206	$1,013	19%	$2,258	$1,860	21%
Marketing, selling and administrative	1,238	1,135	9%	2,306	2,164	7%
Research and development	1,266	1,856	(32)%	2,402	2,872	(16)%
Other (income)/expense	(454)	107	**	(974)	(192)	**
Total Expenses	$3,256	$4,111	(21)%	$5,992	$6,704	(11)%
**    Change in excess of 100%

Cost of products sold increased in both periods primarily due to higher Eliquis profit sharing ($160 million and $340 million for the three and six months ended June 30, 2016, respectively), higher Puerto Rico excise tax and lower hedge settlement gains.

Marketing, selling and administrative expenses increased in both periods primarily due to higher advertising and promotion and additional sales-related activities supporting Opdivo.

Research and development expenses decreased in both periods due to lower license and asset acquisition charges partially offset by the acceleration and expansion of Opdivo development programs and capabilities. Charges related to asset acquisitions include $139 million for Padlock in the second quarter of 2016 and $800 million for Flexus Biosciences, Inc. (Flexus) in the second quarter of 2015. Refer to "—Non-GAAP Financial Measures - Specified Items" for license and asset acquisition charges included in each period.

Other income increased in both periods due to higher divestiture gains, royalties and licensing income in 2016 and the debt redemption loss in the second quarter of 2015. The divestiture gains were related to the Reckitt Benckiser Group plc (Reckitt) and investigational HIV medicines businesses in 2016 and Recothrom* and other mature brand businesses in 2015. The higher royalties were related to the sale of the diabetes and Erbitux* businesses, including $90 million in the six months ended June 30, 2016 from the transfer of certain future royalty rights pertaining to Amylin product sales. Refer to "Item 1. Financial Statements—Note 5. Other (Income)/Expense and Note 8. Financial Instruments and Fair Value Measurements" and "—Non-GAAP Financial Measures - Specified Items" for further information.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Earnings Before Income Taxes	$1,615	$52	$3,270	$1,500
Provision for Income Taxes	427	162	876	411
Effective tax rate	26.4%	311.5%	26.8%	27.4%

The jurisdictional tax rates and other tax impacts attributed to research and development charges, divestiture transactions and other specified items increased the effective tax rate by 4.0% in 2016 and 5.5% in 2015. The effective tax rate for the second quarter of 2015 was primarily impacted by the non-deductible R&D charge for the acquisition of Flexus.

Refer to "Item 1. Financial Statements—Note 6. Income Taxes" for further discussion.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including restructuring costs, accelerated depreciation and impairment of property, plant and equipment and intangible assets, R&D charges in connection with the acquisition or licensing of third party intellectual property rights, divestiture gains or losses, pension, legal and other contractual settlement charges and debt redemption gains or losses, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates.

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management, analysts and investors overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2016	2015	2016	2015
Cost of products sold(a)	$4	$25	$8	$59

Marketing, selling and administrative	—	3	—	4

License and asset acquisition charges	139	869	264	1,031
Other	13	2	26	2
Research and development	152	871	290	1,033

Provision for restructuring	18	28	22	40
Divestiture gains	(277)	(8)	(546)	(160)
Pension charges	25	36	47	63
Written option adjustment	—	—	—	(36)
Litigation and other settlements	—	1	43	15
Out-licensed intangible asset impairment	—	—	15	13
Loss on debt redemption	—	180	—	180
Other (income)/expense	(234)	237	(419)	115

Increase/(decrease) to pretax income	(78)	1,136	(121)	1,211
Income taxes on items above	76	(116)	159	(184)
Increase/(decrease) to net earnings	$(2)	$1,020	$38	$1,027

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2016	2015	2016	2015
Net Earnings/(Loss) Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,166	$(130)	$2,361	$1,056
Specified Items	(2)	1,020	38	1,027
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,164	$890	$2,399	$2,083

Average Common Shares Outstanding – Diluted – GAAP	1,679	1,667	1,679	1,677
Incremental shares attributable to share-based compensation plans	—	10	—	—
Average Common Shares Outstanding – Diluted – Non-GAAP	1,679	1,677	1,679	1,677

Diluted Earnings/(Loss) Per Share – GAAP	$0.69	$(0.08)	$1.41	$0.63
Diluted EPS Attributable to Specified Items	—	0.61	0.02	0.61
Diluted Earnings Per Share – Non-GAAP	$0.69	$0.53	$1.43	$1.24

Common stock equivalents were included in the calculation of GAAP EPS for all periods presented above except for the three months ended June 30, 2015 because they were anti-dilutive due to the loss.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	June 30, 2016	December 31, 2015
Cash and cash equivalents	$2,934	$2,385
Marketable securities – current	1,717	1,885
Marketable securities – non-current	3,281	4,660
Cash, cash equivalents and marketable securities	7,932	8,930
Short-term borrowings	(155)	(139)
Long-term debt	(6,581)	(6,550)
Net cash position	$1,196	$2,241

Cash, cash equivalents and marketable securities held in the U.S. were approximately $1.4 billion at June 30, 2016. Most of the remaining $6.5 billion is held primarily in low-tax jurisdictions and is attributable to earnings that are expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments and working capital.

Dividend payments were $1.3 billion in 2016 and $1.2 billion in 2015. Dividends declared per common share were $0.76 in 2016 and $0.74 in 2015. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $800 million in 2015 and are expected to increase to approximately $1.2 billion in 2016 and $1.0 billion in 2017. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

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

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to October 2020 and July 2021. Each facility is extendable annually by one year on any anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at June 30, 2016 and December 31, 2015.

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

The United Kingdom (UK) voted to depart from the EU during June 2016. Similar to other companies in our industry, certain regulatory, trade, labor and other aspects of our business will likely be affected over time. However, we currently do not believe that these matters and other related financial effects will have a material impact on our consolidated results of operations, financial position or liquidity. Our sales in the UK represent less than 2% of our consolidated sales.

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

Cash Flows
The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2016	2015
Cash flow provided by/(used in):
Operating activities	$25	$697
Investing activities	1,832	(526)
Financing activities	(1,316)	(1,565)
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

The $672 million decrease in cash provided by operating activities compared to 2015 was primarily attributable to:

•	Higher income tax payments of approximately $1.3 billion.
Partially offset by:

•
Higher operating cash flow attributed to increased sales and the timing of cash collections and payments in the ordinary course of business including the wind-down of the Abilify* alliance in 2015. Cash collections continue to be impacted by extended payment terms for certain new products in the U.S.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $2.4 billion decrease in cash used in investing activities compared to 2015 was primarily attributable to:

•	Higher net redemptions of marketable securities of approximately $1.3 billion in 2016 to meet short-term liquidity requirements;

•
Higher business divestiture proceeds of approximately $700 million (approximately $1.0 billion in 2016 and $300 million in 2015). Divestitures include the sale of the Reckitt and investigational HIV businesses in 2016 and Recothrom* and other mature brand businesses in 2015; and

•	Lower asset acquisition payments of approximately $600 million (approximately $300 million in 2016 and $900 million in 2015). Asset acquisitions include Padlock in 2016 and Flexus in 2015.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $249 million decrease in cash used in financing activities compared to 2015 was primarily attributable to:

•	Long-term net debt repayment of $700 million in 2015 (none in 2016).
Partially offset by:

•	Repurchase of common stock of $200 million in 2016 (none in 2015); and

•	Lower short-term borrowing repayments of approximately $200 million in 2016 (consisting primarily of changes in bank overdrafts).

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

Opdivo - a fully human monoclonal antibody that binds to the PD-1 receptor on T and NKT cells that has been approved and continues to be investigated as an anti-cancer treatment. Opdivo is part of our alliance with Ono Pharmaceutical Co., Ltd. (Ono).
Unresectable (inoperable) or metastatic (advanced) melanoma

•
In June 2016, the Company announced results from two trials evaluating the Opdivo+Yervoy combination regimen in advanced melanoma. In the pivotal Phase III trial, CheckMate-067 trial, at a minimum follow-up of 18 months, the Opdivo+Yervoy combination demonstrated continued clinical benefit with a 58% reduction in the risk of disease progression versus Yervoy monotherapy (HR=0.42 [99.5% CI: 0.31-0.57; p<0.0001]), while Opdivo monotherapy demonstrated a 45% risk reduction versus Yervoy alone (HR=0.55 [99.5% CI: 0.43-0.76; p<0.0001]). Durable responses were also observed with the combination regimen in a subgroup of patients who discontinued therapy due to treatment-related adverse events (AEs) (n=35) and appeared consistent with the overall randomized patient population (n=95), based on a post-hoc analysis from the Phase II study, CheckMate-069. Among this subgroup of patients, the objective response rate was 66%, and 20% achieved a complete response, with a minimum follow-up of two years. At two years, the median duration of response was not reached and 74% remain in response. The safety profile of the Opdivo+Yervoy combination regimen in both CheckMate-067 and -069 was consistent with previously reported studies of the combination, and most treatment-related AEs were managed using established algorithms.

•
In May 2016, the Company announced the European Commission (EC) approved Opdivo in combination with Yervoy for the treatment of advanced (unresectable or metastatic) melanoma in adults, representing the first and only approved combination of two Immuno-Oncology agents in the EU. This approval allows for the marketing of the Opdivo+Yervoy Regimen in all 28 Member States of the EU.

•	In April 2016, the Company announced results from multiple clinical trials

◦
CheckMate-069 - In this Phase II trial, which is the first randomized study to evaluate the Opdivo+Yervoy combination regimen in patients with previously untreated advanced melanoma, the combination regimen demonstrated a two-year overall survival (OS) rate of 69% compared to 53% for Yervoy alone (HR=0.58 [95% CI: 0.31-1.08]) in patients with BRAF wild-type advanced melanoma. OS was an exploratory endpoint in this trial. The safety profile of the Opdivo+Yervoy combination regimen in this study was consistent with previously reported studies.

◦
CA209-003 - In this Phase I study, evaluating Opdivo monotherapy in heavily pretreated advanced melanoma patients, the Company reported extended follow-up, including five-year OS rates. These data represent the longest survival follow-up of patients who received an anti-PD-1 therapy in a clinical trial. At five years, patients who received Opdivo showed an OS rate of 34%, with an evident plateau in survival at approximately four years. The safety profile of Opdivo in study -003 was similar to previously reported studies, with no new safety signals identified.

NSCLC

•
In June 2016, the Company announced data from CheckMate-012, a multi-arm, Phase Ib trial evaluating Opdivo and Yervoy, in patients with chemotherapy-naïve advanced NSCLC. In this study, Opdivo was administered as monotherapy or as part of a combination with other agents, including Yervoy, at different doses and schedules. Confirmed objective response rate in patients with >1% PD-L1 expression for both Opdivo and Yervoy combination regimen cohorts was 57%, a doubling of response rate previously reported in the Opdivo monotherapy arm. These updated results include findings from a pooled analysis of two Opdivo+Yervoy combination regimen cohorts, [3 mg/kg of Opdivo every two weeks plus 1 mg/kg of Yervoy either every six (Q6W) or 12 weeks (Q12W) (n=77)] which showed the magnitude of response rate from the combination regimen was enhanced with increased PD-L1 expression. In these combination regimen cohorts, the confirmed objective response rate (ORR) in patients with ≥1% PD-L1 expression was 57% and the confirmed ORR was up to 92% (n=12/13) in patients with ≥50% PD-L1 expression. In patients with <1% PD-L1 expression, the confirmed ORR was 15%. The ORR was 47% and 39% for the Q12W and Q6W, respectively in the overall population which included all patients regardless of PD-L1 expression level. In the study, the rate of treatment related Grade 3/4 AEs was 37%, 33%, and 19% for the Q12W, Q6W and Opdivo monotherapy cohorts, respectively. The rate of treatment-related Grade 3/4 AEs leading to discontinuation was 5%, 8%, and 10% of patients in the Q12W, Q6W and Opdivo monotherapy arms, respectively. There were no treatment-related deaths.

•
In May 2016, the Company announced two-year OS data from two pivotal Phase III studies evaluating Opdivo versus docetaxel in previously treated metastatic NSCLC. Opdivo continued to demonstrate improved OS, the primary endpoint for both studies, at the landmark two-year time point. In CheckMate-057, a trial in previously treated NSQ NSCLC, 29% of patients treated with Opdivo were alive at two years (n=81/292) versus 16% of those treated with docetaxel (n=45/290) (HR: 0.75 [95% CI: 0.63, 0.91]). In

CheckMate-017, a trial in previously treated SQ NSCLC, 23% of patients treated with Opdivo were alive at two years (n=29/135) versus 8% of those treated with docetaxel (n=11/137) (HR: 0.62 [95% CI: 0.47, 0.80]). In Checkmate-057 and -017, treatment-related AEs occurred in 71% and 61% of Opdivo-treated patients. The safety profile of Opdivo at two years was consistent with previous reports of data from both studies.

•
In April 2016, the Company announced the EC approved Opdivo monotherapy for locally advanced or metastatic NSQ NSCLC after prior chemotherapy in adults. Opdivo is the only approved PD-1 inhibitor to demonstrate superior OS in two separate Phase III trials in previously treated metastatic NSCLC; one trial in SQ NSCLC (CheckMate-017) and the other in NSQ NSCLC (CheckMate-057), the basis of this approval. Together, these trials confirm the benefit of Opdivo for patients with previously treated metastatic NSCLC, regardless of PD-L1 expression. The approval allows for the expanded marketing of Opdivo in previously treated metastatic NSCLC in all 28 Member States of the EU.

Other indications

•
In July 2016, the Company announced the FDA accepted for priority review, the European Medicines Agency (EMA) validated, and in Japan BMS's partner Ono submitted applications for Opdivo for patients with previously treated recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). The three submissions were based on CheckMate-141, a pivotal Phase III open-label, randomized study, that evaluated the OS of Opdivo in patients with SCCHN after platinum therapy compared to investigator's choice of therapy (methotrexate, docetaxel or cetuximab). This study was stopped early in January 2016 because an assessment conducted by the independent Data Monitoring Committee concluded the study met its primary endpoint of OS. The projected FDA action date is November 11, 2016.

•
In June 2016, the Company announced the FDA granted Breakthrough Therapy Designation to Opdivo for the potential indication of unresectable locally advanced or metastatic urothelial carcinoma that has progressed on or after a platinum-containing regimen. As part of the Breakthrough Therapy Designation submission, the Company shared for the FDA’s review results from Phase II study CA209-275 and other supportive data investigating Opdivo in these previously treated bladder cancer patients.

•
In June 2016, the Company announced results from CheckMate-205, a multi-cohort, non-comparative, single-arm, Phase II registrational trial evaluating Opdivo in patients with cHL. These results, from cohort B of the trial, included patients who had relapsed or progressed after auto-HSCT and post-transplantation brentuximab vedotin (n=80). The primary endpoint of ORR per an independent radiologic review committee was 66.3% (95% CI: 54.8-76.4). Median time to response was 2.1 months, and estimated median duration of remission was 7.8 months (95% CI: 6.6-NE). The majority of responses (62.3%) were ongoing at the time of analysis. In an exploratory analysis, the authors observed more than two-thirds (72.1%) of patients who did not respond to most recent prior brentuximab vedotin treatment did respond to Opdivo. The safety profile of Opdivo in CheckMate-205 was consistent with previously reported data in this tumor type.

•
In June 2016, the Company announced long-term OS results from two dose-ranging studies, the Phase I CA209-003 study and the Phase II CA209-010 study, evaluating Opdivo in patients with previously treated advanced RCC. Findings include the first report of four- and five-year survival data from the advanced RCC cohort (n=34) of study -003, in which OS was an exploratory endpoint. In study -003, 38% of patients were alive at four years, and 34% of patients were alive at five years. In study -010 (n=167), in which OS was a secondary endpoint, 29% of patients were alive at four years. The long-term safety profile of Opdivo in studies -003 and -010 was consistent with previously reported studies, with no new safety signals identified after more than four years of follow-up. The Company also presented additional analyses of health-related quality of life data, a secondary endpoint, from the pivotal, Phase III study, CheckMate -025, which evaluated Opdivo versus everolimus in patients with advanced RCC who received prior anti-angiogenic therapy. In this study, 55.4% of patients treated with Opdivo experienced a clinically meaningful improvement in disease-related symptoms, as defined in the study, versus 36.7% of patients treated with everolimus (HR=1.66 [95% CI: 1.33-2.08; p<0.001]).

•
In June 2016, the Company announced data from the Phase II CheckMate-142 trial evaluating Opdivo alone or in combination with Yervoy in patients with previously treated metastatic colorectal cancer, including those with high microsatellite instability (MSI-H). In these results, the primary endpoint of investigator-assessed ORR was 25.5% (95% CI: 15.4-38.1) for Opdivo monotherapy and 33.3% (95% CI: 18.6-50.9) for the Opdivo+Yervoy combination regimen. The six-month progression-free survival rates were 45.9% (95% CI: 29.8-60.7) for Opdivo monotherapy and 66.6% (95% CI: 45.5-81.1) for the Opdivo+Yervoy combination. MSI-H, a specific tumor biomarker, is present in approximately 15% of early stage metastatic colorectal cancers, and 4% of Stage IV colorectal cancers. The safety profile of Opdivo alone or in combination with Yervoy was consistent with other tumor types and prior combination studies.

•
In June 2016, the Company announced data from CheckMate-032, a Phase I/II open-label trial evaluating Opdivo in patients with metastatic urothelial cancer, the most common type of bladder cancer, after platinum-based therapy. In the trial, the primary endpoint of investigator-assessed confirmed ORR, was 24.4% (95% CI: 15.3-35.4) in patients treated with Opdivo, with a minimum follow-up of nine months. Response rates by tumor PD-L1 expression, evaluated as an exploratory endpoint, were similar regardless of PD-L1 expression levels. In patients with PD-L1 <1%, the ORR was 26.8%, and in patients with PD-L1 ≥1%, the ORR was 24%. At one year, patients treated with Opdivo had an OS rate of 45.6%, with a median OS of 9.72 months (95% CI: 7.26-16.16). The safety profile of Opdivo in CheckMate-032 was consistent with the known safety profile of Opdivo in other tumor types.

•
In May 2016, the Company announced the FDA approved Opdivo for the treatment of patients with cHL who have relapsed or progressed after autologous hematopoietic stem cell transplantation (auto-HSCT) and post-transplantation brentuximab vedotin. This accelerated approval is based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.

•	In April 2016, the Company announced the FDA granted Breakthrough Therapy Designation to Opdivo for the potential indication of recurrent or metastatic SCCHN after platinum based therapy.

•
In April 2016, the Company announced data from CheckMate-141, a Phase III open-label, randomized trial, evaluating Opdivo in patients with recurrent or metastatic SCCHN after platinum therapy compared to investigator’s choice of therapy (methotrexate, docetaxel, or cetuximab). In the trial, which evaluated OS as the primary endpoint, patients treated with Opdivo experienced a 30% reduction in the risk of death, with a median OS of 7.5 months (95% CI: 5.5-9.1) compared to 5.1 months (95% CI: 4.0-6.0) for investigator’s choice. (HR=0.70 [97.73% CI: 0.51-0.96] p=0.0101). The one-year survival rate for Opdivo was 36% compared to 16.6% for investigator’s choice. The safety profile of Opdivo in CheckMate-141 was consistent with prior studies, with no new safety signals identified. In January 2016, the Company announced CheckMate-141 was stopped early because an assessment conducted by the independent Data Monitoring Committee concluded that the study met its primary endpoint, demonstrating superior OS in patients receiving Opdivo compared to the control arm.

•
In April 2016, the Company announced the EC approved Opdivo monotherapy for an additional indication in advanced RCC after prior therapy in adults. Opdivo is the first and only PD-1 immune checkpoint inhibitor approved in Europe to demonstrate an OS benefit versus a standard of care in this patient population. This approval allows for the expanded marketing of Opdivo in previously treated advanced RCC in all 28 Member States of the EU.

Empliciti - a humanized monoclonal antibody for the treatment of multiple myeloma. Empliciti is part of our alliance with AbbVie Inc. (AbbVie).

•
In May 2016, the Company and AbbVie announced the EC approved Empliciti for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received at least one prior therapy. Empliciti is now the first and only immunostimulatory antibody approved for multiple myeloma in the EU.

Orencia - a fusion protein indicated for adult patients with moderate to severe active RA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•
In July 2016, the Company announced the Committee for Medicinal Products for Human Use (CHMP) of the EMA has issued a positive opinion, recommending the approval of Orencia intravenous infusion and subcutaneous injection, in combination with methotrexate (MTX), for the treatment of highly active and progressive disease in adult patients with RA not previously treated with MTX. This CHMP recommendation will now be reviewed by the EC, which has the authority to approve medicines for the EU.

•	In July 2016, the Company announced the commercial launch of the Orencia ClickJect Autoinjector, a new self-administered autoinjector for adults with moderate to severe RA.

•
In June 2016, the Company presented findings from the first U.S. observational study exploring moderate to severe RA patients’ response to treatment based on their baseline status for two biomarkers of poor prognosis, anti-cyclic citrullinated peptide (anti-CCP, also known as ACPA) and rheumatoid factor (RF). The study analyzed data from the Corrona, LLC RA registry. The analysis included patients with RA who had been tested for both anti-CCP and RF, and received Orencia (n=566), or another class of RA biologic medicines, TNF-inhibitors (n=1715), between June 2002 and January 2015. Topline results from the real-world data analysis showed that in patients who initiated Orencia, double positive status was associated with a significantly greater response compared with double negative status on all outcomes (Clinical Disease Activity Index (CDAI) -8.9 vs. -4.5, p=0.002; Low Disease Activity (LDA) 43% vs. 26%, p=0.002; remission 15% vs. 5%, p=0.001). In addition, single positive status was associated with a greater likelihood of remission as compared with double negative status for those administered Orencia (12% vs. 5%, p=0.018). The study did not show significant differences in responses between anti-CCP/RF status in those administered TNF-inhibitors (double positive vs. double negative: CDAI -7.5 vs. -6.8, p=0.46; LDA 39% vs. 35%, p=0.20; remission 16% vs. 14%, p=0.38).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the six months ended June 30, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2016	29,768	$68.96	—	$1,368
February 1 to 29, 2016	1,334,226	$62.45	1,193,017	$1,294
March 1 to 31, 2016	4,008,710	$64.12	2,464,576	$1,137
Three months ended March 31, 2016	5,372,704		3,657,593
April 1 to 30, 2016	7,807	$64.78	—	$1,137
May 1 to 31, 2016	13,948	$71.50	—	$1,137
June 1 to 30, 2016	10,311	$71.96	—	$1,137
Three months ended June 30, 2016	32,066		—
Six months ended June 30, 2016	5,404,770		3,657,593

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
10a.
Amendment and Waiver dated as of June 21, 2016, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10b.
Amendment dated as of June 21, 2016, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10c.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007.†

10d.	Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of March 15, 2012.†
10e.	Fourth Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of May 18, 2015.†
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL):
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

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 28, 2016	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	July 28, 2016	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer