Form 10-K
period 2016-12-31
BRISTOL MYERS SQUIBB CO
filed 2017-02-21
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
_______________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,669,074,782 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $122,760,450,216. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2017, there were 1,672,715,340 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 2, 2017, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
DECEMBER 31, 2016

*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.

PART I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. We are engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. Refer to the Summary of Abbreviated Terms at the end of this 2016 Form 10-K for terms used throughout the document.

We operate in one segment—BioPharmaceuticals. For additional information about business segments, refer to “Item 8. Financial Statements—Note 2. Business Segment Information.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the U.S., Puerto Rico and in five foreign countries. Most of our revenues come from products in the following therapeutic classes: oncology; cardiovascular; immunoscience; and virology, including HIV infection.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
United States	55%	49%	49%
Europe	22%	21%	23%
Japan	7%	10%	6%
Other	16%	20%	22%

Total Revenues	$19,427	$16,560	$15,879

Acquisitions and Divestitures

Acquisitions in the last five years include Cormorant and Padlock in 2016, Cardioxyl and Flexus in 2015, iPierian in 2014 and Amylin and Inhibitex in 2012 and we also entered into several license and other collaboration arrangements. Divestitures in the last five years include certain OTC products and investigational HIV medicines businesses in 2016, Erbitux* in North America and certain mature and other OTC product businesses in 2015 and our diabetes business in 2014. These transactions continue to allow us to focus our resources behind growth opportunities which drive the greatest long-term value.

Products, Intellectual Property and Product Exclusivity

Our pharmaceutical products include chemically-synthesized drugs, or small molecules, and products produced from biological processes, called “biologics.” Small molecule drugs are typically administered orally, e.g., in the form of a pill or tablet, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by intravenous infusion.

Below is a product summary including approved indications. For information about our alliance arrangements for the products below, refer to “—Alliances" below and "Item 8. Financial Statements—Note 3. Alliances.”

Empliciti	Empliciti, a biological product, is a humanized monoclonal antibody for the treatment of multiple myeloma.

Opdivo
Opdivo, a biological product, is a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. Opdivo has received approvals for several indications including melanoma, head and neck, lung, kidney and blood cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of melanoma. There are several ongoing potentially registrational trials for Opdivo across other tumor types and other disease areas.

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

Orencia
Orencia, a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderately to severely active RA who have had an inadequate response to certain currently available treatments.

Baraclude	Baraclude is a potent and selective inhibitor of the hepatitis B virus.

Hepatitis C Franchise	Daklinza (daclatasvir (DCV)) is an oral small molecule NS5A replication complex inhibitor for the treatment of HCV and was approved for use with Gilead's sofosbuvir.
Sunvepra (asunaprevir (ASV)) is an oral small molecule NS3 protease inhibitor for the treatment of HCV and is part of the dual regimen of DCV+ASV in Japan which is also currently in registration in China.
Beclabuvir (BCV) is an oral small molecule non-nucleoside NS5B inhibitor for the treatment of HCV and is part of the triple combination tablet, Ximency, (DCV+ASV+BCV) in Japan.

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

The U.S., EU and Japan also each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy, or data protection. In some regions such as China, however, it is questionable whether such data protection laws are enforceable. In certain markets where patent protection and other forms of market exclusivity may have expired, data protection can be of particular importance. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

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

The primary route we use to obtain marketing authorization of pharmaceutical products in the EU is through the “centralized procedure.” This procedure is compulsory for certain pharmaceutical products, in particular those using biotechnological processes, and is also available for certain new chemical compounds and products. A company seeking to market an innovative pharmaceutical product through the centralized procedure must file a complete set of safety data and efficacy data as part of an MAA with the EMA. After the EMA evaluates the MAA, it provides a recommendation to the EC and the EC then approves or denies the MAA. It is also possible for new chemical products to obtain marketing authorization in the EU through a “mutual recognition procedure,” in which an application is made to a single member state, and if the member state approves the pharmaceutical product under a national procedure, then the applicant may submit that approval to the mutual recognition procedure of some or all other member states.

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

Rest of the World
In countries outside of the U.S., the EU and Japan, there is a wide variety of legal systems with respect to intellectual property and market exclusivity of pharmaceuticals. Most other developed countries utilize systems similar to either the U.S. or the EU. Among developing countries, some have adopted patent laws and/or regulatory exclusivity laws, while others have not. Some developing countries have formally adopted laws in order to comply with WTO commitments, but have not taken steps to implement these laws in a meaningful way. Enforcement of WTO actions is a long process between governments, and there is no assurance of the outcome. Thus, in assessing the likely future market exclusivity of our innovative drugs in developing countries, we take into account not only formal legal rights but political and other factors as well.

In the U.S., the EU and some other countries, when these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of patent rights and regulatory forms of exclusivity, refer to “—Intellectual Property and Product Exclusivity” below. For further discussion of the impact of generic competition on our business, refer to “—Generic Competition” below.

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the EU and Japan. We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU and Japan. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication, if there is only one approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical trial data to obtain marketing approval prior to the expiration of data exclusivity.

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

	Total Revenues by Product			Past or Currently Estimated Year of Basic Exclusivity Loss
Dollars in Millions	2016	2015	2014	U.S.		EU(a)		Japan
Oncology
Empliciti (elotuzumab)(b)	$150	$3	$—	2026		2026		2024
Opdivo (nivolumab)	3,774	942	6	2027	(c)	2026	(c)	2031	(c)
Sprycel (dasatinib)	1,824	1,620	1,493	2020	(d)	^^		2021
Yervoy (ipilimumab)	1,053	1,126	1,308	2025	(e)	2025	(f)	2025	(g)
Cardiovascular
Eliquis (apixaban)	3,343	1,860	774	2023	(h)	2022	(i)	2026	(i)
Immunoscience
Orencia (abatacept)	2,265	1,885	1,652	2019	(j)	2017	(k)	2018	(l)
Virology
Baraclude (entecavir)	1,192	1,312	1,441	2014		2011-2016	(m)	2016
Hepatitis C Franchise(n)	1,578	1,603	256	2028		2027		2028	(o)
Reyataz (atazanavir sulfate) Franchise	912	1,139	1,362	2017		2017-2019	(p)	2019
Sustiva (efavirenz) Franchise	1,065	1,252	1,444	2017	(q)	2013	(r)	++
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

^^
In May 2013, Apotex Inc., Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the EPO seeking revocation of European Patent No. 1169038 (the '038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. In May 2016, the Company appealed the EPO’s decision to the EPO Board of Appeal and in February 2017, the EPO Board of Appeal upheld the Opposition’s decision, and the ‘038 patent has been revoked. We may experience a decline in European revenues in the second half of 2017 due to the unfavorable the EPO Board of Appeal's decision. The EPO Board of Appeal’s decision does not affect the validity of our other Sprycel patents, including different patents that cover the monohydrate form of dasatinib and the use of dasatinib to treat chronic myelogenous leukemia (CML). Additionally, in February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision on European Patent No. 1610780 and its claim to the use of dasatinib to treat CML, which the EPO’s Opposition Division had revoked in October 2012. We intend to pursue legal options to defend our intellectual property rights from any future infringement. Refer to “Note 18. Legal Proceedings and Contingencies” for more information.

(a)
References to the EU throughout this Form 10-K include all member states of the EU during the year ended December 31, 2016. Basic patent applications have not been filed in all current member states for all of the listed products. In some instances, the date of basic exclusivity loss will be different in various EU member states. For those EU countries where the basic patent was not obtained, there may be data protection available.

(b)
Empliciti: We have a commercialization agreement with AbbVie for Empliciti. For more information about our arrangement with AbbVie, refer to “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.” AbbVie owns a composition of matter patent covering elotuzumab that expires in 2026 in the U.S. (excluding potential patent term extension) and 2024 in the EU and Japan (excluding potential patent term extensions). Exclusivity period in Europe and Japan is based on regulatory data protection.

(c)
Opdivo: We jointly own a patent with Ono covering nivolumab as a composition of matter that expires in 2027 in the U.S. (excluding potential patent term extensions) and 2026 in the EU (excluding potential patent term extensions). The composition of matter patent covering nivolumab in Japan expires in 2031 including the granted patent term extension.

(d)
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

(e)
Yervoy U.S.: Exclusivity period is based on the composition of matter patent that expires in 2025 including the granted patent term extensions. Data exclusivity expires in the U.S. in 2023. We own a patent covering ipilimumab as a composition of matter that currently expires in 2022 in the U.S. (excluding potential patent term extension).

(f)
Yervoy EU: Exclusivity period is based on regulatory data protection. Data exclusivity expires in the EU in 2021. We own a patent covering ipilimumab as a composition of matter that currently expires in 2020 in the EU (excluding potential patent term extensions). The patent term extension has been granted in many European countries and in those countries, the composition of matter patent expires in 2025.

(g)	Yervoy Japan: Exclusivity period is based on the composition of matter patent that expires in 2025, including the granted patent term extension.

(h)
Eliquis U.S.: The composition of matter patent covering apixaban in the U.S. expires in February 2023 and a request for a patent term restoration extension until 2026 is pending (does not include a potential six month pediatric exclusivity extension, which if granted would provide protection until 2027).

(i)
Eliquis EU and Japan: The composition of matter patent covering apixaban in the EU expires in 2022. We have applied for supplementary protection certificates.The supplementary protection certificates in most European countries have been granted and expire in 2026. Data exclusivity in the EU expires in 2021. The composition of matter patent covering apixaban in Japan expires in 2026 including the granted patent term extension.

(j)
Orencia U.S.: We have a series of patents covering abatacept and its method of use. In the U.S., a patent term extension has been granted for one of the composition of matter patents, extending the term of the U.S. patent to 2019. Data exclusivity expires in the U.S. in December 2017 and the method of use patent expires in 2021.

(k)
Orencia EU: In the EU, the composition of matter patent covering abatacept expired in 2012. In the majority of the EU countries, we have applied for supplementary protection certificates and also pediatric extension of the supplementary protection certificates for protection until December 2017. The supplemental protection certificates in most European countries have been granted. Data exclusivity expires in the EU in May 2017 and the method of use patent expires in 2021.

(l)	Orencia Japan: Exclusivity period is based on regulatory data protection, which expires in 2018.

(m)	Baraclude EU: The composition of matter patent expired in the EU between 2011 and 2016.

(n)	Exclusivity period relates to the Daklinza brand.

(o)	The composition of matter covering daclatasvir in Japan expires in 2028 including granted patent term extension.

(p)	Reyataz EU: Data exclusivity in the EU expired in 2014 and market exclusivity is projected to expire between 2017 and 2019.

(q)
Sustiva U.S.: Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. The composition of matter patent for efavirenz in the U.S. expired in 2013 and the method of use patent for the treatment of HIV infection expired in September 2014. Pediatric exclusivity has been granted, which provides an additional six month period of exclusivity added to the term of the patents listed in the Orange Book. In October 2014, the Company announced that it has successfully resolved all outstanding U.S. patent litigation relating to efavirenz and that loss of exclusivity in the U.S. for efavirenz is not expected to occur until December 2017. The joint venture agreement with Gilead to commercialize Atripla* may be terminated upon the launch of a generic version of Sustiva.

(r)
Sustiva EU: Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. Market exclusivity for Sustiva expired in November 2013 in countries in the EU. Data exclusivity for Sustiva expired in the EU in 2009.

Research and Development

R&D is critical to our long-term competitiveness. We have major R&D sites throughout the world. As part of our operating model evolution the geographic footprint will significantly transform to foster speed and innovation in the future. The transformation involves the closing of several existing R&D sites accompanied by increased investment in the expansion of others, specifically in the U.S. We supplement our internal drug discovery and development programs with alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including IO, immunoscience, cardiovascular, fibrotic disease and GDD. We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Phase I clinical trials involve a small number of healthy volunteers or patients suffering from the indicated disease to test for safety and proper dosing. Phase II clinical trials involve a larger patient population to investigate side effects, efficacy, and optimal dosage of the drug candidate. Phase III clinical trials are conducted to confirm Phase II results in a significantly larger patient population over a longer term and to provide reliable and conclusive data regarding the safety and efficacy of a drug candidate. Although regulatory approval is typically based on the results of Phase III clinical trials, there are times when approval can be granted based on data from earlier trials.

We consider our R&D programs in Phase III to be our significant R&D programs. These programs include both investigational compounds in Phase III development for initial indications and marketed products that are in Phase III development for additional indications or formulations.

Drug development is time consuming, expensive and risky. The R&D process typically takes about fourteen years, with approximately two and a half years often spent in Phase III, or late-stage, development. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2011-2015, approximately 90% of the compounds that enter Phase I development fail to achieve regulatory approval. The failure rate for compounds that enter Phase II development is approximately 77% and for compounds that enter Phase III development, it is approximately 29%.

Total R&D expenses include the costs of discovery research, preclinical development, early- and late-stage clinical development and drug formulation, as well as post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs and licensing and acquiring assets. R&D expenses were $4.9 billion in 2016, $5.9 billion in 2015 and $4.5 billion in 2014 including license and asset acquisition charges of approximately $440 million, $1.7 billion and $280 million in 2016, 2015 and 2014, respectively. At the end of 2016, we employed approximately 8,400 people in R&D and related support activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 30-45% of our annual R&D expenses in the last three years. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years, except Opdivo in both 2016 and 2015.

Listed below are our investigational compounds that we have in clinical trials as well as the approved and potential indications for our marketed products in the related therapeutic area as of January 1, 2017. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

As of January 10, 2017, the following potential registrational trial readouts for Opdivo are anticipated through 2018:

Tumor	Trial Details	Tumor	Trial Details

Non-Small Cell Lung Cancer	CM-227 - Opdivo + Yervoy (1L)	Hepatocellular Carcinoma	CM-459 - Opdivo (1L)
CM-078 - Opdivo (2L / Asia)
		Glioblastoma	CM-143 - Opdivo (2L)
Small Cell Lung Cancer	CM-331 - Opdivo (2L)		CM-548 - Opdivo + Standard of Care (1L)
CM-451 - Opdivo + Yervoy (1L)
		Head & Neck	CM-651 - Opdivo + Yervoy (1L)

Melanoma	CM-511 - Opdivo + Yervoy (1L)	Non-Hodgkin Lymphoma	CM-140 - Opdivo (2L)
CM-238 - Opdivo (Adjuvant)
		Myeloma	CM-602 - Opdivo + Empliciti + Standard of Care (1L)

Renal Cell Carcinoma	CM-214 - Opdivo + Yervoy (1L)	Key:	Phase II
Phase III

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

Our most significant alliances for both currently marketed products and investigational compounds are described below. Refer to “Item 8. Financial Statements—Note 3. Alliances” for additional information on these alliance agreements as well as other alliance agreements.
Pfizer
The Company and Pfizer are parties to a worldwide co-development and co-commercialization agreement for Eliquis. Pfizer funds between 50% and 60% of all development costs depending on the study. The companies share commercialization expenses and profits and losses equally on a global basis except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales.
Gilead
We have joint ventures with Gilead to develop and commercialize Atripla* in the U.S., Canada and in Europe. The Company and Gilead share responsibility for certain activities related to the commercialization of Atripla* in the U.S., Canada, throughout the EU and certain other European countries. Gilead recognizes 100% of Atripla* revenues in the U.S., Canada and most countries in Europe. Alliance revenue recognized for Atripla* include only the bulk efavirenz component of Atripla* which is calculated differently in the EU and the U.S. following the loss of exclusivity of Sustiva in the EU in 2013. Alliance revenue is deferred and the related alliance receivable is not recognized until Atripla* is sold to third-party customers.

In the U.S., the agreement may be terminated by Gilead upon the launch of a generic version of Sustiva or by BMS upon the launch of a generic version of Truvada* or its individual components. The loss of exclusivity in the U.S. for Sustiva is expected in December 2017.
Otsuka
BMS and Otsuka have an alliance for Sprycel in the U.S., Japan and the EU (the Oncology Territory). In February 2015, the co-promotion agreement with Otsuka was terminated in Japan. A fee is paid to Otsuka based on the combined annual net sales of Sprycel and Ixempra* in the Oncology Territory. We also maintain a commercialization agreement with Otsuka to co-develop and co-promote Abilify* in a limited number of countries outside of the U.S.
Ono
BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo in all territories worldwide except Japan, South Korea and Taiwan. Ono is entitled to receive royalties following regulatory approvals in all territories excluding the three countries listed above. Royalty rates on net sales are 4% in North America and 15% in all other applicable territories, subject to customary adjustments.

The alliance arrangement also includes collaboration activities in Japan, South Korea and Taiwan pertaining to Opdivo, Yervoy and several BMS investigational compounds. Both parties have the right and obligation to jointly develop and commercialize the compounds. BMS is responsible for supply of the products. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

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

AbbVie
BMS and AbbVie have an alliance for Empliciti. Under the terms of the alliance, BMS was granted exclusive global rights to co-develop and commercialize Empliciti from PDL BioPharma, Inc. (now part of AbbVie). Both parties are co-developing the product and AbbVie funds 20% of global development costs. BMS is solely responsible for supply, distribution and sales and marketing activities within the alliance and is the principal in the end customer product sales. AbbVie shares 30% of all profits and losses in the U.S. and is paid tiered royalties on net sales of Empliciti outside of the U.S. In addition, AbbVie is entitled to receive milestone payments from BMS if certain regulatory events and sales thresholds are achieved.
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

Marketing, Distribution and Customers

We promote the appropriate use of our products directly to healthcare professionals and providers such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, PBMs and MCOs. We also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print, radio, television and digital advertising and promotion. In addition, we sponsor general advertising to educate the public about our innovative medical research and corporate mission. For a discussion of the regulation of promotion and marketing of pharmaceuticals, refer to “—Government Regulation” below.

Through our field sales and medical organizations, we explain the risks and benefits of the approved uses of our products to medical professionals. We work to gain access for our products on formularies and reimbursement plans (lists of recommended or approved medicines and other products), including Medicare Part D plans, by providing information about the clinical profiles of our products. Our marketing and sales of prescription pharmaceuticals is limited to the approved uses of the particular product, but we continue to develop scientific data and other information about potential additional uses of our products and provide such information in response to unsolicited inquiries from doctors, other medical professionals and MCOs.

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

Our products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Refer to “Item 8. Financial Statements—Note 2. Business Segment Information” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

Our U.S. business has IMAs with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The IMAs, including those with our three largest wholesalers, expire in December 2017 subject to certain termination provisions.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can reliably gather and report inventory levels from our customers.

In a number of countries outside of the U.S., we contract with distributors to support certain products. The services provided by these distributors vary by market, but may include distribution and logistics; regulatory and pharmacovigilance; and/or sales, advertising or promotion. Sales in these distributor-based countries represented approximately 1% of the Company’s total revenues in 2016.

Competition

The markets in which we compete are generally broad based and highly competitive. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and R&D of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product is safer or more effective for treating a disease or particular form of disease than one of our products. Our revenues also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both.

Generic Competition
One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. In the U.S. and the EU, the regulatory approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. As a result, generic pharmaceutical manufacturers typically invest far less in R&D than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Upon the expiration or loss of market exclusivity on a product, we can lose the major portion of revenues of that product in a very short period of time.

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

Pricing, Price Constraints and Market Access

Our medicines are priced based on a number of factors, including the value of scientific innovation for patients and society in the context of overall health care spend, economic factors impacting health care systems’ ability to provide appropriate and sustainable access and the necessity to sustain our investment in innovation platforms to address serious unmet medical needs. Central to price is the clinical value that this innovation brings to the market, the current landscape of alternative treatment options, the goal of ensuring appropriate patient access to this innovation and sustaining investment in creative platforms. We continue to explore new pricing approaches to ensure that patients have access to our medicines. Enhancing patient access to medicines is a priority for us. We are focused on offering creative tiered pricing, voluntary licensing, reimbursement support and patient assistance programs to optimize access while protecting innovation; advocating for sustainable healthcare policies and infrastructure, leveraging advocacy/payer’s input and utilizing partnerships as appropriate; and improving access to care and supportive services for vulnerable patients through partnerships and demonstration projects.

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

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products is subject to government control. As a result, our products may face restricted access by both public and private payers and may be subject to assessments of comparative value and effectiveness against competitive products. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. In other markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products, mainly in France, Spain, Italy and Belgium, and more than a year can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes and free products for a portion of the expected therapy period. In recent years, Italy, for example, has imposed mandatory price decreases. The existence of price differentials within the EU due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

Government Regulation

The pharmaceutical industry is subject to extensive global regulation by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act, other Federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information and promotion of our products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing, development and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex Federal, state, local, and foreign environmental and occupational safety laws and regulations. We anticipate that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time and expense as well as significant capital investments.

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

The FDA mandates that drugs be manufactured, packaged and labeled in conformity with cGMP established by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that products meet applicable specifications and other requirements to ensure product safety and efficacy. The FDA periodically inspects our drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects us to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy occur following approval.

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

The distribution of pharmaceutical products is subject to the PDMA as part of the Federal Food, Drug, and Cosmetic Act, which regulates such activities at both the Federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel recordkeeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other product diversions.

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

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state healthcare laws that are used to protect the integrity of government healthcare programs. The OIG oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs (primarily Medicaid and Medicare). These laws include the Federal anti-kickback statute, which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government healthcare program. The OIG has issued a series of Guidances to segments of the healthcare industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers, which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. We subscribe to the PhRMA Code, and have implemented a compliance program to address the requirements set forth in the guidance and our compliance with the healthcare laws. Failure to comply with these healthcare laws could subject us to administrative and legal proceedings, including actions by Federal and state government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies, the impact of which could materially adversely affect our business, financial condition and results of operations and cash flows.

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

Our pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, France, Italy, Ireland, Japan and China and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product line changes over the next several years, we expect to continue modification of our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. The FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. We are building a new large-scale biologics manufacturing facility in Cruiserath, Ireland.

We rely on third parties to manufacture or supply us with all or a portion of the active ingredients necessary for us to manufacture various products, such as Opdivo, Sprycel, Yervoy, Eliquis, Orencia, Baraclude, Reyataz and the Sustiva Franchise. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we rely on the capacity of our Devens, Massachusetts facility and the capacity available at our third-party contract manufacturers to manufacture Orencia.

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

Control of production processes involves detailed specifications for ingredients, equipment and facilities, manufacturing methods, processes, packaging materials and labeling. We perform tests at various stages of production processes and on the final product to ensure that the product meets regulatory requirements and our standards. These tests may involve chemical and physical chemical analyses, microbiological testing or a combination of these along with other analyses. Quality control is provided by business unit/site quality assurance groups that monitor existing manufacturing procedures and systems used by us, our subsidiaries and third-party suppliers.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2016, 2015 and 2014. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including CERCLA. As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 14 current or former facilities. We have also been identified as a PRP under applicable laws for environmental conditions at approximately 20 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

We may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites we bear remediation responsibility pursuant to contractual obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, refer to “Item 8. Financial Statements—Note 18. Legal Proceedings and Contingencies.”

Employees

We have approximately 25,000 employees as of December 31, 2016.

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

Bristol-Myers Squibb Website

Our internet website address is www.bms.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

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

We incorporate by reference certain information from parts of our proxy statement for the 2016 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2017 Annual Meeting of Stockholders and 2016 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 23, 2017.

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

The public announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', IO products or late-stage compounds may cause significant volatility in our stock price and depending on the news, may result in an adverse impact on our business, financial condition or results of operation. If the development of any of our key IO compounds, whether alone or as part of a combination therapy, is delayed or discontinued, our stock price could decline significantly and there may be an adverse impact on our business, financial condition or results of operations.
We are focusing our efforts and resources in certain disease areas. With our more focused portfolio, investors are placing heightened scrutiny on some of our products or late-stage compounds. In particular, Opdivo is an important asset in our IO portfolio. During 2016, we announced multiple regulatory milestones for Opdivo. We also, however, encountered a significant setback in first-line lung cancer with the announcement of the negative results of CheckMate-026 and we announced we would not pursue an accelerated regulatory pathway for the combination of Opdivo+Yervoy which had negative impacts on our stock price. In 2017, we expect to receive further news from ongoing clinical trials and health authorities for several new potential indications.

The announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', IO products or late-stage compounds, such as Opdivo, may cause significant volatility in our stock price and depending on the news, may result in an adverse impact on our business, financial condition or results of operation. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key IO compounds, whether alone or as part of a combination therapy, any delay in our anticipated timelines for filing for regulatory approval or a significant advancement of a competitor, may cause our stock price to decline significantly and may have an adverse impact on our business, financial condition or results of operations. There is no assurance that data from our clinical studies will support filings for regulatory approval, or that our key IO compounds may prove to be effective or as effective as other competing compounds, or even if approved, that any of our key IO compounds will become commercially successful for all approved indications.

We depend on several key products for most of our revenues, cash flows and earnings.
We have historically derived a majority of our revenue and earnings from several key products and while we are not as heavily dependent on one or two products as in past years, our dependence on the profitability of certain products is likely to continue. We expect that growth products such as Opdivo and Eliquis will become an increasingly important part of our revenue base. A reduction in revenues from one of these products could have an adverse impact our revenues, cash flows and earnings.

We may experience difficulties or delays in the development and commercialization of new products.
Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Developing and commercializing new compounds and products include inherent risks and uncertainties, including (i) due to efficacy and safety concerns, delayed or denied regulatory approvals, delays or challenges with producing products on a commercial scale or excessive costs to manufacture them; (ii) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; (iv) failure of one or more of our products to achieve or maintain commercial viability; and (v) changes in regulatory approval processes may cause delays or denials of new product approvals.

Regulatory approval delays are especially common when a product is expected to have a Risk Evaluation and Mitigation Strategy, as required by the FDA to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs (including IPRD) are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

We face intense competition from other manufacturers, including for both innovative medicines and lower-priced generic products.
BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners, to deliver future growth. Competition is keen and includes (i) lower-priced generics and increasingly aggressive generic commercialization tactics, (ii) lower prices for other companies' products, real or perceived superior efficacy (benefit) or safety (risk) profiles or other differentiating factors, (iii) technological advances and patents attained by our competitors, (iv) clinical study results from our products or a competitor’s products that affect the value proposition for our products, (v) business combinations among our competitors and major third-party payers and (vi) competing interests for external partnerships to develop and bring new products to markets. If we are unable to compete successfully against our competitors' products in the marketplace, this could have a material negative impact on our revenues and earnings.

Litigation claiming infringement of intellectual property may adversely affect our future revenues and operating earnings.
Third parties may claim that we infringe upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.

Adverse outcomes in other legal matters could negatively affect our business.
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries, where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) anti-bribery regulations, such as the U.S. Foreign Corrupt Practice Act or UK Bribery Act, including compliance with ongoing reporting obligations to the government resulting from any settlements, (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws; (viii) environmental, health, safety and sustainability matters; and (ix) tax liabilities resulting from assessments from tax authorities.

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

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to patent litigation. For example, in February 2017 one of the EU patents for Sprycel was revoked by the Opposition Division of the EPO. As a result, we may experience a decline in European revenues in the second half of 2017. Refer to "Item 8. Financial Statements—Note 18. Legal Proceedings and Contingencies" for further information. In some cases, manufacturers may seek regulatory approval by submitting their own clinical trial data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this Form 10-K or that we assume when we provide our financial guidance. In addition, some countries, such as India, are allowing competitors to manufacture and sell competing generic products, which negatively impacts the protections afforded the Company. Lower-priced biosimilars for BMS biologic products or competing biologics could negatively impact our volumes and prices.

Increased pricing pressure and other restrictions in the U.S. and abroad from MCOs, institutional purchasers, and government agencies and programs, among others, could negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio from market access, pricing and discounting and other restrictions in the U.S., the EU and other regions around the world, including from (i) rules and practices of MCOs and institutional and governmental purchasers; (ii) judicial decisions and changes in laws and regulations for federal healthcare programs such as Medicare and Medicaid, and other government actions and inquiries; (iii) the potential impact of changes to pharmaceutical reimbursement, and increased pricing pressure from Medicare Part D formularies, Medicare Part B reimbursement rates to physicians as well as commercial formularies in general; (iv) reimbursement delays; (v) government price erosion mechanisms across Europe and in other countries, resulting in deflation for pharmaceutical product pricing; (vi) collection delays or failures to pay in government-funded public hospitals outside the U.S. (vii) the impact on pricing from parallel trade across borders; (viii) other developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (ix) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

Changes in U.S. or foreign laws and regulations (including tax regulations) may negatively affect our revenues and profit margins.
We could become subject to new government laws and regulations, which could negatively affect our business, our operating results and the financial condition of our Company, such as (i) additional healthcare reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) changing tax rates; changing the tax base including limiting, phasing-out or eliminating deductions or tax credits; taxing certain excess income from intellectual property; changing rules for earnings repatriations; and changing other tax laws in the U.S. or other countries; (iii) new laws, regulations and judicial or other governmental decisions affecting pricing, drug reimbursement, receivable payments, and access or marketing within or across jurisdictions; (iv) changes in intellectual property law; (v) changes in accounting standards; (vi) increasing data privacy regulations and enforcement; (vii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; and (viii) the potential impact of importation restrictions, legislative and/or other regulatory changes.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin product sales), our Sanofi alliance, out-licensed intellectual property and contingent proceeds resulting from the Erbitux* businesses. Pretax income generated from royalties were approximately $1.0 billion in 2016. Our pretax income could be adversely affected if the royalty streams decline in future periods.

Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy is focused on delivering innovative, transformational medicines to patients. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. In connection with this strategy, we recently announced an evolution to our operating model to focus on investment in commercial opportunities against key brands and markets, accelerate the pipeline, streamline operations and realign manufacturing capabilities that broaden biologics capabilities, among other things. Our ability to successfully execute our operating model evolution could impact our results. For example, if we are not able to achieve the cost savings we expect, this could negatively impact our operating margin and earnings results. In addition, we may not be able to consistently maintain a rich pipeline, through internal R&D programs or transactions with third parties, to support future revenue growth. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. If we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change and operating model evolution issues and manage our costs effectively, our operating results and financial condition could be negatively impacted.

Failure to attract and retain highly qualified personnel could affect our ability to successfully develop and commercialize products.
Our success is largely dependent on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical R&D, governmental regulation and commercialization. Competition for qualified personnel in the biopharmaceutical field is intense. We cannot be sure that we will be able to attract and retain quality personnel or that the costs of doing so will not materially increase.

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
Our product supply and related patient access could be negatively impacted by, among other things: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions; and (ix) disruption in supply chain continuity including from natural disasters, acts of war or terrorism or other external factors over which we have no control impacting one of our facilities or at a critical supplier.

Product labeling changes for our marketed products could result in a negative impact on revenues and profit margins.
We or regulatory authorities may need to change the labeling for any pharmaceutical product, including after a product has been marketed for several years. These changes are often the result of additional data from post-marketing studies, head-to-head trials, adverse events reports, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy) or other studies or post-marketing experience that produce important additional information about a product. New information added to a product’s label can affect its risk-benefit profile, leading to potential recalls, withdrawals or declining revenue, as well as product liability claims. Sometimes additional information from these studies identifies a portion of the patient population that may be non-responsive to a medicine or would be at higher risk of adverse reactions and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they could also be sponsored by competitors, insurance companies, government institutions, managed care organizations, scientists, investigators, or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each product, it can also negatively impact our revenues due to inventory returns and a more limited patient population going forward. Additionally, certain study results, especially from head-to-head trials, could affect a product’s formulary listing, which could also adversely affect revenues.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services, and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risk given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, UK Bribery Act and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Increased use of social media platforms present risks and challenges.
We are increasing our use of social media to communicate Company news and events. The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges.

Adverse changes in U.S., global, regional or local economic conditions could adversely affect our profitability.
Global economic risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 45% of our revenues outside of the U.S. in 2016. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar. The world’s major economies hold historically-high debt levels and many are experiencing slow growth and high unemployment rates. We have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU, including the exit of the UK from the EU. In addition, future pension plan funding requirements continue to be sensitive to global economic conditions and the related impact on equity markets.

There can be no guarantee that we will pay dividends or repurchase stock.
The declaration, amount and timing of any dividends fall within the discretion of our Board of Directors. The Board's decision will depend on many factors, including our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors may deem relevant. A reduction or elimination of our dividend payments or dividend program could adversely affect our stock price. In addition, we could, at any time, decide not to buy back any more shares in the market, which could also adversely affect our stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.
Our principal executive offices are located at 345 Park Avenue, New York, NY. We own or lease approximately 165 properties throughout the world for manufacturing, R&D, administration, storage and distribution. We believe our manufacturing properties, in combination with our third-party manufacturers, provide adequate production capacity for our current operations. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance."
Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2016:

	Manufacturing	R&D
United States	4	5
Europe	3	2
Total	7	7

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 18. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART IA
Executive Officers of the Registrant
Listed below is information on our executive officers as of February 21, 2017. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chief Executive Officer and Director Member of the Leadership Team	52
2011 to 2013 – President, U.S. Pharmaceuticals
2013 to 2014 – Executive Vice President and Chief Commercial Officer
2014 to 2015 – Chief Operating Officer and Director of the Company
2015 to present – Chief Executive Officer and Director of the Company

Charles Bancroft Chief Financial Officer and Executive Vice President, Global Business Operations Member of the Leadership Team	57	2011 to 2016 - Chief Financial Officer and Executive Vice President, Global Services 2016 to Present - Chief Financial Officer and Executive Vice President, Global Business Operations
Emmanuel Blin Senior Vice President, Chief Strategy Officer Member of the Leadership Team	47
2010 to 2013 – President & General Manager, Japan
2013 to 2015 – President, Global Commercialization
2015 to 2016 – Senior Vice President, Head of Commercialization, Policy and Operations
2016 to present – Senior Vice President, Chief Strategy Officer

Joseph C. Caldarella Senior Vice President and Corporate Controller	61	2010 to present – Senior Vice President and Corporate Controller
Francis Cuss, MB BChir, FRCP Executive Vice President and Chief Scientific Officer Member of the Leadership Team	62	2010 to 2013 – Senior Vice President, Research 2013 to present – Executive Vice President and Chief Scientific Officer
John E. Elicker Senior Vice President, Public Affairs and Investor Relations Member of the Leadership Team	57	2012 to present – Senior Vice President, Public Affairs and Investor Relations
Murdo Gordon Executive Vice President, Chief Commercial Officer Member of the Leadership Team	50
2011 to 2013 – Senior Vice President, Oncology and Immunology
2013 to 2015 – President, U.S. Pharmaceuticals
2015 to 2016 – Senior Vice President, Head of Worldwide Markets
2016 to present – Executive Vice President, Chief Commercial Officer

Ann Powell Judge Senior Vice President, Chief Human Resources Officer Member of the Leadership Team	51	2009 to 2013 – Chief Human Resources Officer, Shire Pharmaceuticals 2013 to 2016 – Senior Vice President, Global Human Resources 2016 to present – Senior Vice President, Chief Human Resources Officer
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	56	2007 to 2014 – General Counsel and Corporate Secretary 2014 to 2015 – Executive Vice President, General Counsel and Corporate Secretary 2015 to present – Executive Vice President, General Counsel
Anne Nielsen Senior Vice President, Chief Compliance and Ethics Officer Member of the Leadership Team	56
2009 to 2013 – Vice President and Associate General Counsel
2013 to 2013 – Senior Vice President and Deputy General Counsel
2013 to present – Senior Vice President and Chief Compliance and Ethics Officer

Louis S. Schmukler President, Global Manufacturing and Supply Member of the Leadership Team	61	2011 to present – President, Global Manufacturing and Supply
Paul von Autenried Senior Vice President, Chief Information Officer Member of the Leadership Team	55
2011 to 2012 – Senior Vice President and Chief Information Officer
2012 to 2016 – Senior Vice President, Enterprise Services and Chief Information Officer
2016 to present – Senior Vice President, Chief Information Officer

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.
Market Prices
Bristol-Myers Squibb common stock is traded on the NYSE (Symbol: BMY). A quarterly summary of the high and low closing market price is presented below:

	2016		2015
	High	Low	High	Low
Common:
First Quarter	$68.35	$58.87	$68.47	$58.48
Second Quarter	74.29	64.91	69.15	63.00
Third Quarter	76.77	53.87	70.06	57.30
Fourth Quarter	59.61	49.23	70.71	59.88

Holders of Common Stock

The number of record holders of common stock at December 31, 2016 was 43,866.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Our Board of Directors declared the following quarterly dividends per share, which were paid in the periods indicated below:

	Common		Preferred
	2016	2015	2016	2015
First Quarter	$0.38	$0.37	$0.50	$0.50
Second Quarter	0.38	0.37	0.50	0.50
Third Quarter	0.38	0.37	0.50	0.50
Fourth Quarter	0.38	0.37	0.50	0.50
	$1.52	$1.48	$2.00	$2.00
In December 2016, our Board of Directors declared a quarterly dividend of $0.39 per share on our common stock which was paid on February 1, 2017 to shareholders of record as of January 6, 2017. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 1, 2017 to shareholders of record as of February 7, 2017.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the twelve month period ended December 31, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2016	29,768	$68.96	—	$1,368
February 1 to 29, 2016	1,334,226	$62.45	1,193,017	$1,294
March 1 to 31, 2016	4,008,710	$64.12	2,464,576	$1,137
Three months ended March 31, 2016	5,372,704		3,657,593
April 1 to 30, 2016	7,807	$64.78	—	$1,137
May 1 to 31, 2016	13,948	$71.50	—	$1,137
June 1 to 30, 2016	10,311	$71.96	—	$1,137
Three months ended June 30, 2016	32,066		—
July 1 to 31, 2016	15,069	$73.72	—	$1,137
August 1 to 31, 2016	6,223	$75.10	—	$1,137
September 1 to 30, 2016	5,702	$57.36	—	$1,137
Three months ended September 30, 2016	26,994		—
October 1 to 31, 2016	6,881	$54.61	—	$4,137
November 1 to 30, 2016	11,011	$51.54	—	$4,137
December 1 to 31, 2016	22,220	$55.72	—	$4,137
Three months ended December 31, 2016	40,112		—
Twelve months ended December 31, 2016	5,471,876		3,657,593

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

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

Item 6.	SELECTED FINANCIAL DATA.
Five Year Financial Summary

Amounts in Millions, except per share data	2016	2015	2014	2013	2012
Income Statement Data:(a)
Total Revenues	$19,427	$16,560	$15,879	$16,385	$17,621
Continuing Operations:
Net Earnings	4,507	1,631	2,029	2,580	2,501
Net Earnings Attributable to:
Noncontrolling Interest	50	66	25	17	541
BMS	4,457	1,565	2,004	2,563	1,960

Net Earnings per Common Share Attributable to BMS:
Basic	$2.67	$0.94	$1.21	$1.56	$1.17
Diluted	$2.65	$0.93	$1.20	$1.54	$1.16

Average common shares outstanding:
Basic	1,671	1,667	1,657	1,644	1,670
Diluted	1,680	1,679	1,670	1,662	1,688

Cash dividends paid on BMS common and preferred stock	$2,547	$2,477	$2,398	$2,309	$2,286

Cash dividends declared per common share	$1.53	$1.49	$1.45	$1.41	$1.37

Financial Position Data at December 31:
Cash and cash equivalents	$4,237	$2,385	$5,571	$3,586	$1,656
Marketable securities(b)	4,832	6,545	6,272	4,686	4,696
Total Assets	33,707	31,748	33,749	38,592	35,897
Long-term debt(b)	6,465	6,550	7,242	7,981	7,232
Equity	16,347	14,424	14,983	15,236	13,638

(a)
For a discussion of items that affected the comparability of results for the years 2016, 2015 and 2014, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(b)	Includes current and non-current portion.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2016 Form 10-K for terms used throughout the document.

In 2016, we received 19 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan) as well as announced multiple regulatory milestone achievements for Opdivo. We also encountered a significant setback in first-line lung cancer with the announcement of negative results of CheckMate-026 and we announced we would not pursue an accelerated regulatory pathway for the Opdivo+Yervoy combination therapy in first-line lung cancer. We are pursuing a broad program in first-line lung cancer encompassing combinations of Opdivo+Yervoy, Opdivo and chemotherapy and Opdivo combined with Yervoy and chemotherapy. We are also committed to investigating Opdivo in combination with Yervoy and other anti-cancer agents for other tumor types. We continue to believe that the breadth and depth of our IO portfolio positions us well for the future. We have 10 new IO compounds in clinical development and trials across 35 different tumor types. In October 2016, we announced an evolution to our operating model which is discussed in "—Strategy" below.

Our revenues increased by 17% in 2016 as a result of higher Opdivo, Eliquis and Orencia product sales. These impacts were partially offset by the expiration of our U.S. commercialization rights to Abilify*, the transfer of Erbitux* rights in North America and increased competition for Reyataz, Sustiva and Baraclude in certain markets.

The increase in GAAP EPS from $0.93 in 2015 to $2.65 in 2016 was due to higher revenues, divestiture gains and royalties and lower R&D license and asset acquisition charges partially offset by higher Eliquis profit sharing and Opdivo related expenses. The tax impact of specified items and earnings mix contributed to the change in the effective tax rate. After adjusting for divestiture gains, R&D license and asset acquisition charges and other specified items, non-GAAP EPS increased from $2.01 in 2015 to $2.83 in 2016.

Highlights
The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2016	2015	2014
Total Revenues	$19,427	$16,560	$15,879
Total Expenses	13,512	14,483	13,498
Earnings before Income Taxes	5,915	2,077	2,381
Provision for Income Taxes	1,408	446	352
Effective tax rate	23.8%	21.5%	14.8%

Net Earnings Attributable to BMS
GAAP	4,457	1,565	2,004
Non-GAAP	4,750	3,378	3,085

Diluted Earnings Per Share
GAAP	2.65	0.93	1.20
Non-GAAP	2.83	2.01	1.85

Cash, Cash Equivalents and Marketable Securities	9,069	8,930	11,843

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information and reconciliations of non-GAAP financial measures refer to “—Non-GAAP Financial Measures."

Significant Product and Pipeline Approvals

The following is a summary of the 19 significant approvals received in 2016.

Product	Date	Approval
Opdivo	December 2016	JMHLW manufacturing and marketing approval for the treatment of relapsed or refractory cHL, received by our alliance partner, Ono.
	November 2016	EC approval for the treatment of adult patients with relapsed or refractory cHL after ASCT and treatment with brentuximab vedotin.
	November 2016	FDA approval for the treatment of patients with SCCHN with disease progression on or after platinum-based therapy.
	August 2016	JMHLW manufacturing and marketing approval for the treatment of unresectable or metastatic RCC, received by our alliance partner, Ono.
	May 2016	FDA approval for the treatment of patients with cHL who have relapsed or progressed after auto-HSCT and post-transplantation brentuximab vedotin.
	April 2016	EC approval for the treatment of previously treated RCC.
	April 2016	EC approval for the treatment of previously treated patients with metastatic NSQ NSCLC.
	February 2016	JMHLW manufacturing and marketing approval for the treatment of previously untreated unresectable melanoma.
Opdivo+ Yervoy	May 2016	EC approval for the treatment of unresectable or metastatic melanoma, regardless of BRAF mutational status.
	January 2016	FDA expanded use for the treatment of previously untreated unresectable or metastatic melanoma, regardless of BRAF mutational status.
Empliciti	September 2016	JMHLW manufacturing and marketing approval in combination with Revlimid* and dexamethasone for the treatment of multiple myeloma.
	May 2016	EC approval for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received at least one prior therapy.
Orencia	September 2016	EC approval in combination with MTX for the treatment of highly active and progressive disease in adult patients with RA not previously treated with MTX.
	July 2016	Announced the U.S. commercial launch of the Orencia ClickJect Autoinjector, a new self-administered autoinjector for adults with moderate to severe RA.
	May 2016	Announced the commercial launch in Japan of the Orencia ClickJect Autoinjector for adults with moderate to severe RA.
Hepatitis C Franchise	December 2016	JMHLW manufacturing and marketing approval of Ximency combination tablet which contains daclatasvir, asunaprevir and beclabuvir for the treatment of HCV in genotype 1.
	February 2016	FDA approval of Daklinza for use with sofosbuvir for the treatment of chronic HCV in genotypes 1 and 3 in three additional patient populations.
	January 2016	EC approval of Daklinza for use with sofosbuvir for the treatment of chronic HCV in three new patient populations.
Reyataz	June 2016	EC approval for Reyataz oral powder indicated in HIV-infected children at least 3 months/5 kg and the optimized Reyataz capsule pediatric dosing recommendations.
Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2016.

Strategy

Our focus as a specialty biopharmaceutical company is on discovering, developing and delivering transformational medicines that address serious unmet medical needs. Our strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our four strategic priorities are to drive business performance, continue to build a strong franchise in IO, maintain a diversified portfolio both within and outside of IO, and continue our disciplined approach to capital allocation, including establishing partnerships and collaborations as an essential component of successfully delivering transformational medicines to patients.

We are developing new medicines in the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular, fibrotic disease and GDD. In IO, we continue to invest through new studies in monotherapy, combination therapy and with new molecules and mechanisms of action. Delivering promising new treatment options to patients with lung cancer as quickly as possible has been and continues to be a priority for our company. We continue to invest significantly in our deep pipeline of innovative medicines covering a broad array of cancers and have entered into several collaboration agreements to research and develop Opdivo and other approved or investigational oncology agents in combination regimens, including with Yervoy. We remain focused and well-resourced in our first-line lung development programs, and continuously look for ways to strengthen our broad portfolio and bring forward new treatments. Beyond cancer, we continue to strengthen our early stage portfolio in immunoscience, cardiovascular, and fibrotic diseases internally and through our partnerships with a diverse group of companies and academic institutions in new and expanded research activities. We believe our internal and external focus is differentiated and contributes to the transformation of our portfolio.

Our commercial model continues to evolve and our marketed product portfolio is growing in a manner consistent with our overall strategy. We continue to drive growth of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. Beyond Opdivo and Yervoy, we are building on the continued success and remain strongly committed to Eliquis, Orencia and Sprycel. Our commercial infrastructure is uniquely leveraged for potential growth.

In 2016, we announced plans for a multi-year evolution to our operating model by focusing commercial and R&D resources on key brands and markets, delivering leaner administrative functions and streamlining our manufacturing network to reflect the importance of biologics in our current and future portfolio. The new operating model will enable us to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of key brands, executing product launches, investing in our diverse and innovative pipeline, including through business development, focusing on prioritized markets, increasing investments in our biologics manufacturing capabilities and maintaining a culture of continuous improvement.

Acquisition and Licensing Arrangements
Acquisition and licensing transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrotic diseases. Significant transactions entered into in 2016 are summarized below:

Nitto Denko
In December 2016, BMS and Nitto Denko entered into an exclusive worldwide license agreement granting BMS the right to develop and commercialize Nitto Denko's investigational siRNA molecules targeting HSP47 in vitamin A containing formulations, which includes Nitto Denko's lead asset ND-L02-s0201, currently in Phase Ib study for the treatment of advanced liver fibrosis. The agreement also grants BMS the option to receive exclusive licenses for HSP47 siRNAs in vitamin A containing formulations for the treatment of lung fibrosis and other organ fibrosis.

Cormorant
In July 2016, BMS acquired all of the outstanding shares of Cormorant, a private pharmaceutical company focused on the development of therapies for cancer and rare diseases. The acquisition provides BMS with full rights to Cormorant's lead candidate HuMax-IL8, a Phase I/II monoclonal antibody that represents a potentially complementary IO mechanism of action to T-cell directed antibodies and co-stimulatory molecules.

Padlock
In April 2016, BMS acquired all of the outstanding shares of Padlock, a private biotechnology company dedicated to creating new medicines to treat destructive autoimmune diseases. The acquisition provides BMS with full rights to Padlock’s PAD inhibitor discovery program focused on the development of potentially transformational treatment approaches for patients with rheumatoid arthritis. Padlock’s PAD discovery program may have additional utility in treating systemic lupus erythematosus and other autoimmune diseases.

Portola
In February 2016, BMS and Pfizer entered into a collaboration and license agreement with Portola to develop and commercialize the investigational agent andexanet alfa in Japan. Andexanet alfa is designed to reverse the anticoagulant activity of Factor Xa inhibitors, including Eliquis. BMS and Pfizer are responsible for all development and regulatory activities for andexanet alfa in Japan and for exclusively commercializing the agent in Japan. Portola retains the rights to andexanet alfa outside of Japan and will be responsible for the manufacturing supply.

In addition to the above transactions, in 2016, BMS provided notice of terminations to the California Institute for Biomedical Research pertaining to a research collaboration agreement for the development of anti-fibrotic preclinical compounds and Dual Therapeutics, LLC pertaining to a research collaboration agreement for the development of anti-cancer preclinical compounds.

RESULTS OF OPERATIONS

Regional Revenues
The composition of the changes in revenues was as follows:

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
	Total Revenues			Analysis of % Change		Analysis of % Change
				Total	Foreign	Total	Foreign
Dollars in Millions	2016	2015	2014	Change	Exchange(b)	Change	Exchange(b)
United States	$10,720	$8,188	$7,716	31%	—	6%	—
Europe	4,215	3,491	3,592	21%	(2)%	(3)%	(17)%
Rest of the World	3,964	4,142	3,459	(4)%	(4)%	20%	(13)%
Other(a)	528	739	1,112	(29)%	N/A	(34)%	N/A
Total	$19,427	$16,560	$15,879	17%	(2)%	4%	(7)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

The increase in U.S. revenues in 2016 resulted from higher demand for Opdivo, Eliquis and Daklinza, partially offset by the full year impact of the expiration/transfer of commercialization rights to Abilify* and Erbitux*. Average U.S. net selling prices increased by approximately 5% after charge-backs, rebates and discounts. Refer to "—Product Revenues Commentary" below for additional information.

The increase in U.S. revenues in 2015 resulted from the launch of Opdivo and Daklinza and higher demand for Eliquis and Sprycel partially offset by the partial year impact of the expiration/transfer of commercialization rights to Abilify* and Erbitux*. Average U.S. net selling prices increased by approximately 3% after charge-backs, rebates and discounts.

The increase in Europe revenues in 2016 resulted from higher demand for Opdivo and Eliquis partially offset by lower demand for Yervoy. Europe revenues in 2015 included the recognition of approximately $170 million of previously deferred Daklinza revenue in France.

The decrease in Europe revenues in 2015 resulted from unfavorable foreign exchange and the expiration of commercialization rights to Abilify* in the EU in June 2014 partially offset by the launch of Daklinza in certain EU countries in the third quarter of 2014 and higher demand for Eliquis. Europe revenues in 2015 were also impacted by the recognition of previously deferred Daklinza revenue in France.

The decrease in Rest of the World revenues in 2016 resulted from increased competition for the Hepatitis C Franchise in Japan and unfavorable foreign exchange (primarily Latin America) partially offset by higher demand for Opdivo and Eliquis.

The increase in Rest of the World revenues in 2015 resulted from the launch of the Daklinza and Sunvepra dual regimen in Japan in the third quarter of 2014 and higher demand for Eliquis, partially offset by unfavorable foreign exchange (primarily in Japan).

The decrease in Other revenues in 2016 resulted from the expiration of certain supply arrangements. The decrease in Other revenues in 2015 resulted from the expiration/transfer of certain licensing and royalty rights. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion of the alliances.

No single country outside the U.S. contributed more than 10% of total revenues in 2016, 2015 or 2014 except for Japan which contributed 10% of total revenues in 2015.

Gross-to-Net Adjustments

We recognize revenue net of gross-to-net adjustments that are further described in "—Critical Accounting Policies". Our share of certain Abilify* and Atripla* revenues is reflected net of all gross-to-net adjustments in alliance and other revenues. Although not presented as a gross-to-net adjustment in the tables below, our share of Abilify* and Atripla* gross-to-net adjustments were approximately $460 million in 2016, $1.1 billion in 2015 and $1.6 billion in 2014. These gross-to-net adjustments decreased in 2016 and 2015 due to the expiration of our U.S. commercialization rights to Abilify* in April 2015.

The activities and ending reserve balances for each significant category of gross-to-net adjustments were as follows:

Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2015	$56	$267	$584	$907
Provision related to sale made in:
Current period	1,043	878	1,315	3,236
Prior period	—	(19)	(96)	(115)
Returns and payments	(1,002)	(688)	(867)	(2,557)
Foreign currency translation and other	—	(4)	(46)	(50)
Balance at December 31, 2015	$97	$434	$890	$1,421
Provision related to sale made in:
Current period	1,582	1,438	1,797	4,817
Prior period	—	(56)	(99)	(155)
Returns and payments	(1,553)	(1,296)	(1,397)	(4,246)
Foreign currency translation and other	—	—	(31)	(31)
Balance at December 31, 2016	$126	$520	$1,160	$1,806

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows (excluding alliance and other revenues such as Abilify* and Atripla*):

	Year Ended December 31,			% Change
Dollars in Millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Gross product sales	$22,364	$17,166	$13,793	30%	24%
Gross-to-Net Adjustments
Charge-backs and cash discounts	(1,582)	(1,043)	(755)	52%	38%
Medicaid and Medicare rebates	(1,382)	(859)	(551)	61%	56%
Other rebates, returns, discounts and adjustments	(1,698)	(1,219)	(827)	39%	47%
Total Gross-to-Net Adjustments	(4,662)	(3,121)	(2,133)	49%	46%
Net product sales	$17,702	$14,045	$11,660	26%	20%
Changes in gross-to-net adjustments are primarily a function of changes in sales volume and payer channel mix, contractual and legislative discounts and rebates. Gross-to-net adjustments have increased at a higher rate than gross product sales in 2016 and 2015 primarily because of the increasing mix of U.S. versus international gross product sales where the adjustments are much higher.

•	Charge-backs and cash discounts increased in both periods primarily due to higher Eliquis and Opdivo product sales in the U.S.

•	Medicaid and Medicare rebates increased in both periods primarily due to higher Eliquis product sales in the U.S.

•
Other rebates, returns, discounts and adjustments increased in 2016 primarily due to higher worldwide sales of Eliquis and Opdivo and increased in 2015 due to higher sales of Eliquis and additional rebates for Daklinza of approximately $180 million for amounts previously deferred in France.

Product Revenues

	Year Ended December 31,			% Change
Dollars in Millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Oncology
Empliciti (elotuzumab)	$150	$3	$—	**	N/A
U.S.	133	3	—	**	N/A
Non-U.S.	17	—	—	N/A	N/A

Erbitux* (cetuximab)	—	501	723	(100)%	(31)%
U.S.	—	487	682	(100)%	(29)%
Non-U.S.	—	14	41	(100)%	(66)%

Opdivo (nivolumab)	3,774	942	6	**	**
U.S.	2,664	823	1	**	**
Non-U.S.	1,110	119	5	**	**

Sprycel (dasatinib)	1,824	1,620	1,493	13%	9%
U.S.	969	829	671	17%	24%
Non-U.S.	855	791	822	8%	(4)%

Yervoy (ipilimumab)	1,053	1,126	1,308	(6)%	(14)%
U.S.	802	602	709	33%	(15)%
Non-U.S.	251	524	599	(52)%	(13)%

Cardiovascular
Eliquis (apixaban)	3,343	1,860	774	80%	**
U.S.	1,963	1,023	404	92%	**
Non-U.S.	1,380	837	370	65%	**

Immunoscience
Orencia (abatacept)	2,265	1,885	1,652	20%	14%
U.S.	1,532	1,271	1,064	21%	19%
Non-U.S.	733	614	588	19%	4%

Virology
Baraclude (entecavir)	1,192	1,312	1,441	(9)%	(9)%
U.S.	66	135	215	(51)%	(37)%
Non-U.S.	1,126	1,177	1,226	(4)%	(4)%

Hepatitis C Franchise (daclatasvir and asunaprevir)	1,578	1,603	256	(2)%	**
U.S.	827	323	—	**	N/A
Non-U.S.	751	1,280	256	(41)%	**

Reyataz (atazanavir sulfate) Franchise	912	1,139	1,362	(20)%	(16)%
U.S.	484	591	689	(18)%	(14)%
Non-U.S.	428	548	673	(22)%	(19)%

Sustiva (efavirenz) Franchise	1,065	1,252	1,444	(15)%	(13)%
U.S.	901	1,041	1,118	(13)%	(7)%
Non-U.S.	164	211	326	(22)%	(35)%

Neuroscience
Abilify* (aripiprazole)	128	746	2,020	(83)%	(63)%
U.S.	—	600	1,572	(100)%	(62)%
Non-U.S.	128	146	448	(12)%	(67)%

Mature Products and All Other	2,143	2,571	3,400	(17)%	(24)%
U.S.	379	460	591	(18)%	(22)%
Non-U.S.	1,764	2,111	2,809	(16)%	(25)%
**    Change in excess of 100%

Empliciti - a humanized monoclonal antibody for the treatment of multiple myeloma.

•	Empliciti was launched in the U.S. in December 2015, in the EU in May 2016 and in Japan in September 2016.
Erbitux* —a monoclonal antibody for the treatment of certain types of metastatic colorectal cancer and SCCHN.

•	BMS transferred its rights to Erbitux* in North America to Lilly in October 2015. Refer to "Item 8. Financial Statements—Note 3. Alliances” for further discussion.
Opdivo — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved and continues to be investigated as an anti-cancer treatment. Refer to "—Significant Product and Pipeline Approvals" for further discussion on the Opdivo approvals in 2016 and 2015.

•
U.S. and international revenues increased in both periods due to higher demand resulting from the rapid commercial acceptance for several indications including melanoma, head and neck, lung, kidney and blood cancer. We expect competition to increase in 2017.

Sprycel —an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues increased in both periods due to higher average net selling prices and demand.

•
International revenues increased in 2016 due to higher demand. International revenues decreased in 2015 due to unfavorable foreign exchange partially offset by higher demand. We may experience a decline in European revenues in the second half of 2017 due to the unfavorable EPO Board of Appeal's decision.

Yervoy — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•
U.S. revenues increased in 2016 due to higher demand as a result of the approvals for adjuvant treatment and the Opdivo+Yervoy regimen for patients with metastatic melanoma. U.S. revenues decreased in 2015 due to lower demand resulting from the introduction of other IO products being used to treat patients with melanoma, including Opdivo.

•
International revenues decreased in 2016 due to lower demand resulting from the introduction of other IO products being used to treat patients with melanoma, including Opdivo. International revenues decreased in 2015 due to unfavorable foreign exchange.

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

•	U.S. revenues increased in both periods due to higher average net selling prices and demand.

•	International revenues increased in both periods due to higher demand partially offset by unfavorable foreign exchange in 2015.
Baraclude — an oral antiviral agent for the treatment of chronic hepatitis B.

•	U.S. revenues continued to decrease in both periods due to the loss of exclusivity in September 2014.

•
International revenues decreased in 2016 following the loss of exclusivity in South Korea in October 2015. International revenues decreased in 2015 due to unfavorable foreign exchange partially offset by higher demand in certain countries.

Hepatitis C Franchise — Daklinza - an NS5A replication complex inhibitor; Sunvepra - an NS3 protease inhibitor.

•	Daklinza was launched in the U.S. in July 2015.

•
International revenues decreased in 2016 due to lower demand resulting from increased competition, primarily in Japan. International revenues in 2015 also included the recognition of approximately $170 million of previously deferred Daklinza revenue in France. International revenues increased in 2015 due to higher demand following the launch in certain EU countries and Japan in the third quarter of 2014 and the subsequent approvals in other international markets in 2015.

•	U.S. and international revenues are expected to significantly decline in 2017 due to lower demand resulting from increased competition.

Reyataz Franchise —Includes Reyataz - a protease inhibitor for the treatment of HIV and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost*.

•
U.S. revenues continued to decrease in both periods due to lower demand resulting from increased competition partially offset by higher average net selling prices in 2016. The loss of exclusivity for Reyataz is expected in December 2017 and we may experience a higher decline in revenue in future periods due to generic competition.

•	International revenues continued to decrease in both periods due to lower demand resulting from increased competition and unfavorable foreign exchange.
Sustiva Franchise —  a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•
U.S. revenues continued to decrease in both periods due to lower demand resulting from increased competition partially offset by higher average net selling prices. The loss of exclusivity for Sustiva is expected in December 2017 which may result in the termination of the joint venture agreement with Gilead and may further reduce revenues beyond 2017.

•	International revenues continued to decrease in both periods due to Sustiva's loss of exclusivity in Europe in November 2013.
Abilify* —an antipsychotic agent for the treatment of schizophrenia, bipolar mania disorder and major depressive disorder.

•	U.S. commercialization rights to Abilify* expired in April 2015.

•
International revenues decreased in both periods following the expiration of our EU commercialization rights in June 2014 and Otsuka becoming the principal for the end customer sales in certain markets.

Mature Products and All Other — includes all other products, including those which have lost exclusivity in major markets, the diabetes alliance products, OTC brands and royalty revenue.

•
U.S. revenues decreased in 2016 due to the favorable impact of the sales return reserve reduction for Plavix* of $63 million in 2015. U.S. revenues decreased in 2015 primarily due to the diabetes business divestiture in February 2014.

•
International revenues decreased in 2016 due to the expiration of certain supply arrangements, lower sales due to the divestiture of certain mature and other products, increased competition for OTC products and unfavorable foreign exchange. International revenues decreased in 2015 due to the expiration/transfer of certain licensing and royalty rights, the diabetes business divestiture, unfavorable foreign exchange and continued generic erosion.

Estimated End-User Demand
Pursuant to the SEC Consent Order described below under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2016. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2016.
Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at June 30, 2016. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at June 30, 2016. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Fervex, a cold and flu product, had 4.8 months of inventory on hand at direct customers compared to 4.2 months of inventory on hand at June 30, 2016. The level of inventory on hand was primarily in France to support product seasonality.
Perfalgan, an analgesic product, had 2.4 months of inventory on hand internationally at direct customers compared to 2.9 months of inventory on hand at June 30, 2016. The level of inventory on hand was primarily in the Gulf Countries and Saudi Arabia due to extended delivery lead time.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2016 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

				% Change
Dollar in Millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cost of products sold	$4,946	$3,909	$3,932	27%	(1)%
Marketing, selling and administrative	4,911	4,841	4,822	1%	—
Research and development	4,940	5,920	4,534	(17)%	31%
Other (income)/expense	(1,285)	(187)	210	**	**
Total Expenses	$13,512	$14,483	$13,498	(7)%	7%
**    Change in excess of 100%

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party processing costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing attributed to licensed products and alliances, foreign currency hedge settlement gains and losses and the amortization of acquired developed technology costs from business combinations and regulatory approval milestones.

Cost of products sold typically vary between periods as a result of product mix and volume (particularly resulting from royalties and profit sharing expenses in connection with our alliances), changes in foreign currency, price, inflation and costs attributed to the rationalization of manufacturing sites resulting in accelerated depreciation, impairment charges and other stranded costs.

•	Cost of products sold increased in 2016 primarily due to higher Eliquis profit sharing of $700 million, lower foreign currency hedge settlement gains and higher Puerto Rico excise tax.

•	Cost of products sold remained relatively flat in 2015 as higher Eliquis profit sharing of $532 million was offset by favorable foreign exchange.

Marketing, selling and administrative

Marketing, selling and administrative expenses include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion and other expenses that are not attributed to product manufacturing costs or research and development expenses. Expenses are managed through regional commercialization organizations or global enabling functions such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements. Expenses typically vary between periods due to new product launch promotional activities.

•
Marketing, selling and administrative expenses increased in 2016 due to higher advertising and promotion and additional sales-related activities supporting Opdivo partially offset by lower spend for virology products and favorable foreign exchange.

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

Expenses typically vary between periods for a number of reasons, including the timing of license and asset acquisition charges and IPRD impairment charges.

•
Research and development expenses decreased in 2016 due to lower license and asset acquisition charges partially offset by the acceleration and expansion of Opdivo development programs and capabilities and lower IPRD impairment charges.

•
Research and development expenses increased in 2015 due to higher license and asset acquisition charges and the acceleration and expansion of Opdivo development programs and capabilities partially offset by lower IPRD impairment charges and favorable foreign exchange.

•
License and asset acquisition charges were $439 million in 2016, $1.7 billion in 2015 and $278 million in 2014 including $374 million for Padlock, Nitto Denko, Flexus and Cormorant in 2016, $1.3 billion for Flexus, Cardioxyl and Five Prime in 2015 and $148 million for iPierian in 2014. A $100 million milestone was paid to former shareowners of Flexus for the commencement of a Phase I clinical trial in 2016.

•	IPRD impairment charges were $13 million in 2016, $160 million in 2015 and $343 million in 2014 including $160 million for LPA1 Antagonist in 2015 and $310 million for peginterferon lambda in 2014.

•
Accelerated depreciation was $70 million in 2016 and $29 million in 2015 as a result of the expected exit of certain R&D sites in the U.S. Accelerated depreciation results from the reduction in the estimated useful lives of the related assets for each site at various dates through 2020 and is expected to approximate $250 million in 2017.

Refer to "Item 8. Financial Statements—Note 3. Alliances, Note 4. Acquisitions and Divestitures and Note 13. Goodwill and Other Intangible Assets" and "—Acquisition and Licensing Arrangements and —Non-GAAP Financial Measures - Specified Items" for further information.

Other (income)/expense

Other income increased $1.1 billion in 2016 due to higher divestiture gains and royalties and licensing income, and to a lesser extent, lower litigation and other settlements, pension and debt redemption charges.
Other expense decreased $397 million in 2015 due to lower pension charges partially offset by lower divestiture gains.

•
Divestiture gains were $576 million in 2016, $196 million in 2015 and $564 million in 2014 including certain OTC products and investigational HIV medicines businesses in 2016, the Mount Vernon, Indiana manufacturing facility, Erbitux*, Ixempra* and certain mature and other OTC product businesses in 2015 and the diabetes business in 2014.

•
Royalties and licensing income were $719 million in 2016, $383 million in 2015 and $283 million in 2014 including contingent consideration from the Erbitux* and diabetes business divestitures, including the transfer of certain future royalty rights pertaining to Amylin product sales.

•
Pension charges were $91 million in 2016, $160 million in 2015 and $877 million in 2014 including an additional pension charge of $713 million following the purchase of a group annuity contract from The Prudential Insurance Company of America in 2014.

•
Provision for restructuring was $109 million in 2016, $118 million in 2015 and $163 million in 2014. In October 2016, the Company announced an evolution to its operating model to drive the Company’s continued success in the near- and long-term through a more focused investment in commercial opportunities for key brands and markets, a competitive and more agile R&D organization that can accelerate the pipeline, streamlined operations and realigned manufacturing capabilities that broaden biologics capabilities to reflect the current and future portfolio. The new operating model will enable the Company to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities across the Company. Restructuring charges of approximately $300 million are expected to be incurred in 2017 for all actions in addition to the accelerated depreciation impact discussed above.

Refer to "Item 8. Financial Statements—Note 4. Acquisitions and Divestitures, Note 5. Other (Income)/Expense, Note 6. Restructuring and Note 16. Pension and Postretirement Benefit Plans" for further information.

Income Taxes

Dollars in Millions	2016	2015	2014
Earnings Before Income Taxes	$5,915	$2,077	$2,381
Provision for income taxes	1,408	446	352
Effective tax rate	23.8%	21.5%	14.8%

Historically, the effective income tax rate is lower than the U.S. statutory rate of 35% due to our decision to indefinitely reinvest the earnings for certain of our manufacturing operations in low tax jurisdictions such as Switzerland, Ireland and Puerto Rico. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

The tax impact attributed to R&D charges, divestiture transactions and other specified items including additional transfer pricing reserves in 2014 increased the effective tax rate by 1.8% in 2016 and 0.3% in 2015 and reduced the effective tax rate by 5.1% in 2014. No tax benefits were attributed to the R&D charges for Padlock, Flexus and Cormorant in 2016, Flexus and Cardioxyl in 2015 and iPierian in 2014. Lower non-deductible goodwill allocated to business divestitures in 2015 and higher valuation allowances attributed to capital loss carryforwards released in 2015 impacted the effective tax rates. Minimal income taxes were attributed to the diabetes business divestiture gain in 2014 because of the capital loss deduction on the sale of the Amylin shares and tax basis differences resulting primarily from allocated goodwill and Amylin deferred taxes. Unfavorable earnings mix between high and low tax jurisdictions and higher U.S. foreign tax credits resulting from the Puerto Rico excise tax in all periods also impacted the effective tax rates. Refer to "Item 8. Financial Statements—Note 7. Income Taxes" for further information.

Comprehensive U.S. tax reform continues to be discussed and proposed, including among other items, changes to the corporate tax rate, a border adjustment tax and changes to how the U.S. taxes foreign earnings.  It is currently uncertain whether any of these changes will be enacted, and if so, the effective dates. If comprehensive tax reform occurs, our financial condition, results of operations and cash flows could be significantly impacted. However, we are unable to determine the potential impact at this time.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Cost of products sold(a)	$21	$84	$151

Additional year of Branded Prescription Drug Fee	—	—	96
Process standardization implementation costs	—	10	9
Marketing, selling and administrative	—	10	105

License and asset acquisition charges	439	1,679	278
IPRD impairments	13	160	343
Accelerated depreciation and other	83	44	—
Research and development	535	1,883	621

Provision for restructuring	109	115	163
Litigation and other settlements	40	158	27
Divestiture gains	(559)	(187)	(559)
Royalties and licensing income	(10)	—	(10)
Pension charges	91	160	877
Intangible asset impairment	15	13	11
Written option adjustment	—	(123)	32
Loss on debt redemption	—	180	45
Other(b)	—	—	40
Other (income)/expense	(314)	316	626

Increase to pretax income	242	2,293	1,503

Income taxes on items above	51	(480)	(545)
Specified tax charge(c)	—	—	123
Income taxes	51	(480)	(422)
Increase to net earnings	$293	$1,813	$1,081

(a)    Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.
(b)    Includes $16 million of additional year of Branded Prescription Drug Fee in 2014.
(c)    The 2014 specified tax charge relates to transfer pricing matters.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2016	2015	2014
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$4,457	$1,565	$2,004
Specified Items	293	1,813	1,081
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$4,750	$3,378	$3,085

Average Common Shares Outstanding — Diluted	1,680	1,679	1,670

Diluted EPS Attributable to BMS — GAAP	$2.65	$0.93	$1.20
Diluted EPS Attributable to Specified Items	0.18	1.08	0.65
Diluted EPS Attributable to BMS — Non-GAAP	$2.83	$2.01	$1.85

Financial Position, Liquidity and Capital Resources

Our net cash position was as follows:

Dollars in Millions	2016	2015
Cash and cash equivalents	$4,237	$2,385
Marketable securities — current	2,113	1,885
Marketable securities — non-current	2,719	4,660
Total cash, cash equivalents and marketable securities	9,069	8,930
Short-term borrowings and current portion of long-term debt	(992)	(139)
Long-term debt	(5,716)	(6,550)
Net cash position	$2,361	$2,241
Cash, cash equivalents and marketable securities held in the U.S. were approximately $1.1 billion at December 31, 2016. Most of the remaining $8.0 billion is held primarily in low-tax jurisdictions and attributable to earnings expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital and maturities of long-term debt.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities. For example, we issued senior unsecured notes in a registered public offering generating proceeds of $1.3 billion and redeemed/repurchased certain notes for nearly $2.0 billion during 2015. Refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further details.

The Company’s common stock repurchase capacity was increased to $4.1 billion during October 2016. The Company entered into ASR agreements to repurchase approximately $2.0 billion of common stock in February 2017. Refer to “Item 8. Financial Statements—Note 15. Equity” for further details.

Dividend payments were $2.5 billion in 2016 and 2015 and $2.4 billion in 2014. Dividend decisions are made on a quarterly basis by our Board of Directors. Capital expenditures were approximately $1.2 billion in 2016, $800 million in 2015 and $500 million in 2014 and are expected to be approximately $1.0 billion in 2017 and $900 million in 2018. The higher spending is expected as a result of expanding our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

Our marketable securities portfolio is subject to changes in fair value as a result of interest rate fluctuations and other market factors, which may impact our results of operations. Our investment policy places limits on these investments and the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further details.

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to October 2020 and July 2021. Each facility is extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2016 or 2015.

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

The UK voted to depart from the EU during June 2016. Similar to other companies in our industry, certain regulatory, trade, labor and other aspects of our business will likely be affected over time. However, we currently do not believe that these matters and other related financial effects will have a material impact on our consolidated results of operations, financial position or liquidity. Our sales in the UK represent less than 2% of total revenues.

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

Cash Flows
The following is a discussion of cash flow activities:

Dollars in Millions	2016	2015	2014
Cash flow provided by/(used in):
Operating activities	$2,850	$1,832	$3,148
Investing activities	1,480	(1,572)	1,216
Financing activities	(2,445)	(3,351)	(2,437)

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
The $1.0 billion increase in cash provided by operating activities in 2016 was primarily attributable to:

•
Higher operating cash flow attributed to increased sales and the timing of cash collections and payments in the ordinary course of business including the wind-down of the Abilify* alliance in 2015; and

•	Lower upfront and milestone payments for alliance and licensing arrangements (approximately $600 million).
Partially offset by:

•	Higher income tax payments of approximately $1.4 billion.

The $1.3 billion decrease in cash provided by operating activities in 2015 was primarily attributable to:

•	Timing of payments with alliance partners (approximately $700 million), particularly active product ingredient supply and Medicaid rebates for Abilify*;

•	Higher upfront payments for new alliance and licensing agreements (approximately $600 million); and

•	Timing of customer collections resulting primarily from higher net product sales including those with extended payment terms for certain new products and less factoring (approximately $400 million).
Partially offset by:

•	The timing of other cash collections and payments in the ordinary course of business including among other items, changes in inventory levels, particularly those related to Abilify*.

Investing Activities
Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $3.1 billion decrease in cash used in investing activities in 2016 was primarily attributable to:

•	Higher net redemptions of marketable securities of approximately $2.1 billion in 2016 which were reinvested in cash equivalents to manage credit and interest rate risks;

•	Lower asset acquisition payments of approximately $800 million. Asset acquisitions include Cormorant and Padlock in 2016 and Flexus and Cardioxyl in 2015; and

•
Higher business divestiture proceeds of approximately $600 million including royalties and other contingent consideration received subsequent to the divestiture. Divestitures include certain OTC products and investigational HIV businesses in 2016 and the Mount Vernon, Indiana manufacturing facility, Ixempra* and mature and other OTC product businesses in 2015.

Partially offset by:

•	Higher capital expenditures of approximately $400 million.

The $2.8 billion decrease in cash provided by investing activities in 2015 was primarily attributable to:

•
Lower business divestiture proceeds of $2.9 billion. Divestitures include the Mount Vernon, Indiana manufacturing facility, Ixempra* and mature and other OTC product businesses in 2015 and the diabetes business in 2014;

•	Higher asset acquisition payments of approximately $900 million. Asset acquisitions include Flexus and Cardioxyl in 2015 and iPierian in 2014; and

•	Higher capital expenditures of approximately $300 million.
Partially offset by:

•	Lower net purchases of marketable securities of $1.3 billion in 2015; and

Financing Activities
Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $906 million decrease in cash used in financing activities in 2016 was primarily attributable to:

•	Lower long-term net debt repayments of approximately $700 million; and

•	Higher net short-term borrowings of approximately $600 million in 2016, consisting primarily of changes in bank overdrafts.
Partially offset by:

•	Repurchase of common stock of approximately $200 million in 2016 (none in 2015).

The $914 million increase in cash used in financing activities in 2015 was primarily attributable to:

•	Lower net short-term borrowings of approximately $700 million in 2015, consisting primarily of changes in bank overdrafts.

Contractual Obligations
Payments due by period for our contractual obligations at December 31, 2016 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2017	2018	2019	2020	2021	Later Years
Short-term borrowings	$243	$243	$—	$—	$—	$—	$—
Long-term debt	6,261	750	—	500	—	—	5,011
Interest on long-term debt(a)	4,133	194	194	188	187	187	3,183
Operating leases	783	123	107	86	66	61	340
Purchase obligations	2,799	1,265	537	406	345	156	90
Uncertain tax positions(b)	70	70	—	—	—	—	—
Other long-term liabilities(c)	526	—	126	67	58	37	238
Total	$14,815	$2,645	$964	$1,247	$656	$441	$8,862

(a)	Includes estimated future interest payments and periodic cash settlements of derivatives.

(b)	Includes only short-term uncertain tax benefits because of uncertainties regarding the timing of resolution.

(c)	Does not include pension liability.

In addition to the above, we are committed to an aggregated $10.4 billion of potential future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $3.0 billion (milestones achieved through Phase III clinical trials) and late-stage milestones of $7.4 billion (milestones achieved post Phase III clinical trials). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Some of these agreements also provide for sales-based milestones aggregating $2.5 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements—Note 3. Alliances” for further information regarding our alliances.
For a discussion of contractual obligations, refer to “Item 8. Financial Statements—Note 7. Income Taxes,” “—Note 9. Financial Instruments and Fair Value Measurements,”and “—Note 16. Pension, Postretirement and Postemployment Liabilities.”

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

We maintain IMAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the IMAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 95% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

In addition, as previously disclosed, in October 2015, the Company reached a civil settlement with the SEC of alleged FCPA violations in which the Company agreed to pay approximately $14.7 million in disgorgement, penalties and interest.  As part of the settlement, the Company also agreed to a two-year self-monitoring period of reporting to the government and is maintaining procedures to ensure compliance.

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

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and title and substantially all of the risks and rewards of ownership have transferred (generally upon shipment except in certain EU markets which does not occur until delivery of the products to the customer). In 2014, we deferred approximately $300 million invoiced for Daklinza under an early access program in France. A portion of this amount was recognized as revenue in 2015 when final pricing was obtained. Revenue is also reduced for gross-to-net sales adjustments discussed below, all of which involve significant estimates and judgment after considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix (e.g. Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revised information or actual experience.

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

Other rebates, returns, discounts and adjustments

Other gross-to-net sales adjustments include sales returns and all other programs based on applicable laws and regulations for individual non-U.S. countries as well as rebates offered to managed healthcare organizations in the U.S. to a lesser extent. The non-U.S. programs include several different pricing schemes such as cost caps, volume discounts, outcome-based pricing schemes and pricing claw-backs that are based on sales of individual companies or an aggregation of all companies participating in a specific market. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

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

Estimated returns for new products are determined after considering historical sales return experience of similar products, such as those within the same product line, similar therapeutic area and/or similar distribution model. We defer recognition of revenue until the right of return expires, sufficient historical experience to estimate sales returns is developed in limited circumstances, or when insufficient historical experience with products in a similar therapeutic area, distribution method or other characteristic is available. This typically occurs when the new product is not an extension of an existing line of product or when historical experience with products in a similar therapeutic category is lacking. Estimated levels of inventory in the distribution channel and projected demand are also considered in estimating sales returns for new products.

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

The yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts is used in determining the discount rate. The Citi Pension Discount curve is used for the U.S. plans. The present value of benefit obligations at December 31, 2016 for the U.S. pension plans was determined using a 4.0% discount rate. If the assumed discount rate used in determining the U.S. pension plans’ projected benefit obligation at December 31, 2016 was reduced by an additional 1%, the projected benefit obligation would increase by approximately $900 million.

The expected long-term rate of return on plan assets is estimated considering expected returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2016 was determined using a 7.8% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2016 was reduced by 1%, such expense would increase by $41 million.

For a more detailed discussion on retirement benefits, refer to “Item 8. Financial Statements—Note 16. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations and Divestitures

Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $8.3 billion (representing 25% of total assets) at December 31, 2016.

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

We consider all of the above factors when determining whether a business was acquired (or divested) as well as the compound's development phase if no commercial products are involved. For example, in evaluating our acquisitions of Cormorant and Padlock in 2016, Cardioxyl and Flexus in 2015 and iPierian in 2014, we concluded that no significant processes were transferred to us, thus the transactions were accounted for as asset acquisitions. As a result, the amounts allocated to the lead investigational compounds were expensed and not capitalized. In addition, contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties were not included in the purchase price. Refer to "Item 8. Financial Statements—Note 4. Acquisitions and Divestitures" for further discussion on our acquisitions.

Similarly, in evaluating our divestitures of our investigational HIV medicines business and the business comprising the alliance with Reckitt in 2016, Erbitux*, Ixempra* and the businesses comprising the alliances with The Medicines Company and Valeant Pharmaceuticals International, Inc. in 2015, and our diabetes business to AstraZeneca in 2014 we concluded that all necessary inputs and processes were transferred, and consequently the transactions were accounted for as sales of businesses, which resulted in the allocation of goodwill ($98 million in 2016, $73 million in 2015 and $600 million in 2014) to the carrying value of the businesses in determining the gain on sale. Contingent proceeds related to divestitures are not recognized until realized.

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

Impairment

Other Intangible Assets, including IPRD

Other intangible assets were $1.4 billion at December 31, 2016, including licenses ($248 million of which $155 million is allocated to unapproved products), developed technology rights ($669 million), capitalized software ($361 million) and IPRD ($107 million). Intangible assets are assessed for impairment whenever current facts or circumstances warrant a review, although IPRD is assessed at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.

Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPRD impairment charges are likely to occur in future periods. We recognized a $160 million charge in 2015 for BMS-986020 which was in Phase II development for treatment of IPF and $343 million in 2014, including a $310 million charge for peginterferon lambda which was in Phase III development for treatment of HCV. For discussion on IPRD impairments, refer to “Item 8. Financial Statements—Note 13. Goodwill and Other Intangible Assets."

Property, Plant and Equipment

Property, plant and equipment is tested for impairment whenever current facts or circumstances require a review including whether it is more likely than not that the asset will be disposed of prior to its estimated remaining useful life. Additionally, these long-lived assets are periodically reviewed to determine if any change in facts or circumstances would result in a change to the estimated useful life of the asset, possibly resulting in the acceleration of depreciation. If such circumstances exist, an estimate of undiscounted future cash flows generated by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. Accelerated depreciation and other related charges for certain manufacturing and R&D facilities were $104 million in 2016, $115 million in 2015 and $151 million in 2014. Additional charges will continue to occur as a result of the Company’s restructuring actions announced in the fourth quarter of 2016.

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

For discussions on contingencies, refer to “Item 8. Financial Statements—Note 1. Accounting Policies—Contingencies,” “—Note 7. Income Taxes” and “—Note 18. Legal Proceedings and Contingencies.”

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $4.3 billion at December 31, 2016 (net of valuation allowances of $3.1 billion) and $4.1 billion at December 31, 2015 (net of valuation allowances of $3.5 billion).

Deferred tax assets related to a U.S. Federal net operating loss carryforward of $129 million and a U.S. Federal tax credit carryforward of $27 million were recognized at December 31, 2016. The net operating loss carryforward expires in varying amounts beginning in 2022. The U.S. Federal tax credit carryforward expires in varying amounts beginning in 2017. The realization of these carryforwards is dependent on generating sufficient domestic-sourced taxable income prior to their expiration. An $11 million valuation allowance was established for this item at December 31, 2016. Although not assured, we believe it is more likely than not that the deferred tax assets not valued will be realized.

Taxes are not provided on undistributed earnings of foreign subsidiaries expected to be reinvested indefinitely offshore.

Prior to the Mead Johnson split-off in 2009, the following transactions occurred: (i) an internal spin-off of Mead Johnson shares while still owned by us; (ii) conversion of Mead Johnson Class B shares to Class A shares; and; (iii) conversion of Mead Johnson & Company to a limited liability company. These transactions as well as the split-off of Mead Johnson through the exchange offer should qualify as tax-exempt transactions under the Internal Revenue Code based upon a private letter ruling received from the Internal Revenue Service related to the conversion of Mead Johnson Class B shares to Class A shares, and outside legal opinions.

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

In addition, a negative basis or ELA existed in our investment in stock of Mead Johnson prior to these transactions. We received an opinion from outside legal counsel to the effect that it is more likely than not that we eliminated the ELA as part of these transactions and do not have taxable income with respect to the ELA. The tax law in this area is complex and it is possible that even if the internal spin-off and the exchange offer is tax exempt under the Internal Revenue Code, the IRS could assert that we have additional taxable income for the period with respect to the ELA. We could be exposed to additional taxes if this were to occur. Based upon our understanding of the Internal Revenue Code and opinion from outside legal counsel, a tax reserve of $244 million was established reducing the gain on disposal of Mead Johnson included in discontinued operations in 2009.

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

For discussions on income taxes, refer to “Item 8. Financial Statements—Note 1. Accounting Policies—Income Taxes” and “—Note 7. Income Taxes.”

Product and Pipeline Developments
Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. Spending on these programs represent approximately 30-45% of our annual R&D expenses in the last three years. No individual investigational compound or marketed product represented 10% or more of our R&D expenses in any of the last three years, except Opdivo in both 2016 and 2015. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the developments in our marketed products and our late-stage pipeline:

Product	Indication	Date	Developments
Opdivo	cHL	December 2016	JMHLW manufacturing and marketing approval for the treatment of relapsed or refractory cHL, received by our alliance partner, Ono.
		December 2016	BMS and Seattle Genetics, Inc. announced results from a Phase I/II study evaluating Adcetris* (brentuximab) in combination with Opdivo in relapsed or refractory cHL.
		November 2016	EC approval for the treatment of adult patients with relapsed or refractory cHL after ASCT and treatment with brentuximab vedotin.
		October 2016	Announced new results from CheckMate-205, a Phase II trial evaluating Opdivo in patients with cHL, including patients who had received brentuximab vedotin before and/or after auto-HSCT.
		June 2016	Announced results from CheckMate-205, a Phase II trial evaluating Opdivo in patients with cHL.
		May 2016	FDA approval for the treatment of patients with cHL who have relapsed or progressed after auto-HSCT and post-transplantation brentuximab vedotin.
	Gastric cancer	January 2017
Announced results of ONO-4538-12, a Phase III trial evaluating Opdivo in patients with unresectable advanced or recurrent gastric cancer refractory to or intolerant of standard therapy. A November 2016 announcement stated that the study had met its primary endpoint. Ono, our alliance partner, conducted the trial.

		December 2016	BMS's alliance partner, Ono, submitted a supplemental application for Opdivo for the treatment of unresectable advanced or recurrent gastric cancer.
	Melanoma	April 2016	Announced extended follow-up data from CA209-003, a Phase I trial evaluating Opdivo in heavily pretreated advanced melanoma patients.
		January 2016	FDA expanded the use of Opdivo as a single agent to include previously untreated BRAF mutation positive advanced melanoma patients.
	mUC	February 2017	FDA approval for the treatment of patients with previously treated locally advanced or mUC, a type of bladder cancer.
		October 2016	Announced results from CheckMate-275, a Phase II trial evaluating Opdivo in platinum-refractory patients with mUC.
September 2016
Announced the EMA validated the Company's type II variation application which seeks to extend the current indications to include the treatment of locally advanced mUC in adults after failure of prior platinum-containing therapy.

		June 2016	Announced data from CheckMate-032, a Phase I/II trial evaluating Opdivo in patients with mUC after platinum-based therapy.
	NSCLC	October 2016	Announced updated results from two Phase III trials (CheckMate-057 and CheckMate-017) evaluating Opdivo in previously treated metastatic NSCLC patients.
October 2016
Presented the final primary analysis of CheckMate-026, a Phase III trial evaluating Opdivo as a first-line monotherapy in patients with advanced NSCLC whose tumors expressed PD-L1 ≥ 1%. The top line results were disclosed in August 2016 and showed CheckMate-026 did not meet the primary endpoint of superior PFS.

		May 2016	Announced data from two Phase III trials (CheckMate-017 and CheckMate-057) evaluating Opdivo versus docetaxel in previously treated metastatic NSCLC.
		April 2016	EC approval for the treatment of previously treated patients with metastatic NSQ NSCLC.
	RCC	August 2016	JMHLW manufacturing and marketing approval for the treatment of unresectable or metastatic RCC, received by our alliance partner, Ono.
		June 2016	Announced long-term results from two dose-ranging studies, the Phase I CA209-003 study and the Phase II CA209-010 study, evaluating Opdivo in patients with previously treated advanced RCC.
		April 2016	EC approval for the treatment of previously treated patients with advanced RCC.
	SCCHN	November 2016	FDA approval for the treatment of patients with SCCHN with disease progression on or after platinum-based therapy.
		October 2016	Announced new data from CheckMate-141, a Phase III trial evaluating Opdivo in patients with recurrent or metastatic SCCHN after platinum therapy compared to investigator's choice of therapy.
		July 2016	The EMA validated and in Japan BMS's alliance partner Ono submitted applications for Opdivo for patients with previously treated recurrent or metastatic SCCHN.
April 2016
Announced data from CheckMate-141, a Phase III trial evaluating Opdivo in patients with recurrent or metastatic SCCHN after platinum therapy compared to investigator's choice of therapy. In January 2016, CheckMate-141 was stopped early due to the DMC concluding that the study met its primary endpoint.

Product	Indication	Date	Developments
Opdivo+Yervoy	Colorectal cancer	June 2016	Announced data from CheckMate-142, a Phase II trial evaluating Opdivo alone or in combination with Yervoy in patients with previously treated metastatic colorectal cancer, including those with MSI-H.
	Melanoma	June 2016	Announced results from two trials (CheckMate-067 - Phase III; CheckMate-069 - Phase II) evaluating the Opdivo+Yervoy combination regimen in previously untreated advanced melanoma.
		May 2016	EC approval for the treatment of unresectable or metastatic melanoma, regardless of BRAF mutational status.
		April 2016	Announced data from CheckMate-069, Phase II trial evaluating the Opdivo+Yervoy combination regimen in previously untreated advanced melanoma.
		January 2016	FDA expanded use for the treatment of previously untreated unresectable or metastatic melanoma, regardless of BRAF mutational status.
	mUC	November 2016
Announced additional results from CheckMate-032, a Phase I/II trial investigating two combination schedules of Opdivo+Yervoy in patients with locally advanced or mUC previously treated with platinum-based therapy.

	NSCLC	December 2016
Announced updated findings from CheckMate-012, a Phase Ib trial evaluating Opdivo monotherapy or in combination with Yervoy in patients with chemotherapy-naïve advanced NSCLC. Data was previously announced in June 2016.

	RCC	October 2016	Announced updated results from CheckMate-016, a Phase I trial evaluating the Opdivo+ Yervoy combination regimen in previously treated and treatment-naïve patients with metastatic RCC.
	SCLC	December 2016	Announced updated results from CheckMate-032, a phase I/II trial evaluating Opdivo monotherapy and in combination with Yervoy in previously treated SCLC patients.

Empliciti	Multiple Myeloma	September 2016	JMHLW manufacturing and marketing approval in combination with Revlimid* (lenalidomide) and dexamethasone for the treatment of multiple myeloma.
		May 2016	EC approval for the treatment of multiple myeloma as combination therapy with Revlimid* and dexamethasone in patients who have received at least one prior therapy.

Yervoy	Melanoma	October 2016	Announced new data from CA184-029, a Phase III trial evaluating Yervoy in stage III melanoma patients who are at high risk of recurrence following complete surgical resection.

Orencia	RA	September 2016	EC approval in combination with MTX for the treatment of highly active and progressive disease in adult patients with RA not previously treated with MTX.
		July 2016	Announced the commercial launch of the Orencia ClickJect Autoinjector, a new self-administered autoinjector for adults with moderate to severe RA.
June 2016
Presented findings from the first U.S. observational study exploring moderate to severe RA patients' response to treatment based on their baseline status for two biomarkers of poor prognosis, anti-CCP and RF.

Hepatitis C Portfolio	HCV	December 2016	JMHLW manufacturing and marketing approval of Ximency combination tablet which contains daclatasvir, asunaprevir and beclabuvir for the treatment of HCV in genotype 1.
		February 2016	FDA approval of Daklinza for use with sofosbuvir for the treatment of chronic HCV in genotypes 1 and 3 in three additional patient populations.
		February 2016	Announced results from the first completed all-oral chronic HCV regimen (Daklinza in combination with asunaprevir) Phase III trial that includes a Chinese patient population.
		January 2016	EC approval of Daklinza for use with sofosbuvir for the treatment of chronic HCV in three new patient populations.

Reyataz	HIV	June 2016	EC approval for Reyataz oral powder indicated in HIV-infected children at least 3 months/5 kg and the optimized Reyataz capsule pediatric dosing recommendations.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow are exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro, Japanese yen and Chinese renminbi. Foreign currency forward contracts used to manage risk which primarily arises from certain intercompany purchase transactions are designated as foreign currency cash flow hedges when appropriate. In addition, we are exposed to foreign exchange transaction risk arising from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts used to offset these exposures are not designated as hedges.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $86 million at December 31, 2016, reducing earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income/(loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur. For additional information, refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges and forward starting interest rate swap contracts designated as cash flow hedges as part of our interest rate risk management strategy. These contracts are intended to provide us with an appropriate balance of fixed and floating rate debt, and forward starting swap contracts are used to manage the interest rate of future debt issuances. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swap contracts by $36 million, or a decrease of 100 basis points in short-term or long-term interest rates would decrease the fair value of our forward starting interest rate swap contracts by $125 million, thereby reducing earnings over the remaining life of the contracts.

We estimate that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $513 million. Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our policy is to invest only in institutions that meet high credit quality standards. We estimate that an increase of 100 basis points in interest rates in general would decrease the fair value of our debt investment portfolio by approximately $68 million.

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

The use of derivative instruments exposes us to credit risk. When the fair value of a derivative instrument contract is positive, we are exposed to credit risk if the counterparty fails to perform. When the fair value of a derivative instrument contract is negative, the counterparty is exposed to credit risk if we fail to perform our obligation. Collateral is not required by any party whether derivatives are in an asset or liability position. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults. For additional information, refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2016	2015	2014
Net product sales	$17,702	$14,045	$11,660
Alliance and other revenues	1,725	2,515	4,219
Total Revenues	19,427	16,560	15,879

Cost of products sold	4,946	3,909	3,932
Marketing, selling and administrative	4,911	4,841	4,822
Research and development	4,940	5,920	4,534
Other (income)/expense	(1,285)	(187)	210
Total Expenses	13,512	14,483	13,498

Earnings Before Income Taxes	5,915	2,077	2,381
Provision for Income Taxes	1,408	446	352
Net Earnings	4,507	1,631	2,029
Net Earnings Attributable to Noncontrolling Interest	50	66	25
Net Earnings Attributable to BMS	$4,457	$1,565	$2,004

Earnings per Common Share
Basic	$2.67	$0.94	$1.21
Diluted	$2.65	$0.93	$1.20

Cash dividends declared per common share	$1.53	$1.49	$1.45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2016	2015	2014
Net Earnings	$4,507	$1,631	$2,029
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	4	(51)	69
Pension and postretirement benefits	(17)	101	(324)
Available-for-sale securities	16	(54)	3
Foreign currency translation	(38)	(39)	(32)
Total Other Comprehensive Loss	(35)	(43)	(284)

Comprehensive Income	4,472	1,588	1,745
Comprehensive Income Attributable to Noncontrolling Interest	50	66	25
Comprehensive Income Attributable to BMS	$4,422	$1,522	$1,720
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$4,237	$2,385
Marketable securities	2,113	1,885
Receivables	5,543	4,299
Inventories	1,241	1,221
Prepaid expenses and other	570	625
Total Current Assets	13,704	10,415
Property, plant and equipment	4,980	4,412
Goodwill	6,875	6,881
Other intangible assets	1,385	1,419
Deferred income taxes	2,996	2,844
Marketable securities	2,719	4,660
Other assets	1,048	1,117
Total Assets	$33,707	$31,748

LIABILITIES
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$992	$139
Accounts payable	1,664	1,565
Accrued liabilities	5,271	4,738
Deferred income	762	1,003
Income taxes payable	152	572
Total Current Liabilities	8,841	8,017
Deferred income	547	586
Income taxes payable	973	742
Pension and other liabilities	1,283	1,429
Long-term debt	5,716	6,550
Total Liabilities	17,360	17,324

Commitments and contingencies (Note 18)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 4,129 in 2016 and 4,161 in 2015, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2016 and 2015	221	221
Capital in excess of par value of stock	1,725	1,459
Accumulated other comprehensive loss	(2,503)	(2,468)
Retained earnings	33,513	31,613
Less cost of treasury stock — 536 million common shares in 2016 and 539 million in 2015	(16,779)	(16,559)
Total Bristol-Myers Squibb Company Shareholders' Equity	16,177	14,266
Noncontrolling interest	170	158
Total Equity	16,347	14,424
Total Liabilities and Equity	$33,707	$31,748

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net earnings	$4,507	$1,631	$2,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	382	376	467
Deferred income taxes	(204)	(347)	(542)
Stock-based compensation	205	235	213
Impairment charges	108	192	401
Pension settlements and amortization	169	245	971
Divestiture gains and royalties, net	(1,187)	(490)	(760)
Asset acquisition charges	274	983	148
Other adjustments	(44)	15	(21)
Changes in operating assets and liabilities:
Receivables	(803)	(942)	(252)
Inventories	(152)	97	(254)
Accounts payable	104	(919)	(44)
Deferred income	(64)	218	613
Income taxes payable	(545)	47	171
Other	100	491	8
Net Cash Provided by Operating Activities	2,850	1,832	3,148
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	4,809	2,794	4,095
Purchase of marketable securities	(3,089)	(3,143)	(5,719)
Capital expenditures	(1,215)	(820)	(526)
Divestiture and other proceeds	1,334	708	3,585
Acquisition and other payments	(359)	(1,111)	(219)
Net Cash Provided by/(Used in) Investing Activities	1,480	(1,572)	1,216
Cash Flows From Financing Activities:
Short-term borrowings, net	125	(449)	244
Issuance of long-term debt	—	1,268	—
Repayment of long-term debt	(15)	(1,957)	(676)
Interest rate swap contract terminations	42	(2)	105
Issuance of common stock	181	266	288
Repurchase of common stock	(231)	—	—
Dividends	(2,547)	(2,477)	(2,398)
Net Cash Used in Financing Activities	(2,445)	(3,351)	(2,437)
Effect of Exchange Rates on Cash and Cash Equivalents	(33)	(95)	58
Increase/(Decrease) in Cash and Cash Equivalents	1,852	(3,186)	1,985
Cash and Cash Equivalents at Beginning of Year	2,385	5,571	3,586
Cash and Cash Equivalents at End of Year	$4,237	$2,385	$5,571
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2016 Form 10-K for terms used throughout the document.

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

Use of Estimates and Judgments

The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates in determining the fair value and potential impairment of intangible assets; sales rebate and return accruals; legal contingencies; income taxes; estimated selling prices used in multiple element arrangements; determining if an acquisition or divestiture is a business or an asset; and pension and postretirement benefits. Actual results may differ from estimated results.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and title and substantially all risks and rewards of ownership are transferred, generally at time of shipment (including the supply of commercial products to alliance partners when they are the principal in the end customer sale). However, certain revenue of non-U.S. businesses is recognized on the date of receipt by the customer. Alliance and other revenue related to Abilify* and Atripla* is not recognized until the products are sold to the end customer by the alliance partner. Royalties are recognized when the third-party sales are reliably measurable and collectability is reasonably assured. Refer to “—Note 3. Alliances” for further detail regarding alliances.

Revenue is reduced at the time of recognition for expected sales returns, discounts, rebates and sales allowances based on historical experience updated for changes in facts and circumstances including the impact of applicable healthcare legislation. Revenue is deferred when there is no historical experience with products in a similar therapeutic category or with similar operational characteristics, or until the right of return no longer exists or sufficient historical experience to estimate sales returns is developed.

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

Investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained. The share of net income or losses of equity investments is included in other (income)/expense. Equity investments are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, the duration and extent that the market value has been less than cost and the investee's financial condition.

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

Impairment of Long-Lived Assets

Current facts or circumstances are periodically evaluated to determine if the carrying value of depreciable assets to be held and used may not be recoverable. If such circumstances exist, an estimate of undiscounted future cash flows generated by the long-lived asset, or appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques using unobservable fair value inputs, such as a discounted value of estimated future cash flows.

Capitalized Software

Eligible costs to obtain internal use software are capitalized and amortized over the estimated useful life of the software.

Acquisitions

Businesses acquired are consolidated upon obtaining control. The fair value of assets acquired and liabilities assumed are recognized at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Business acquisition costs are expensed when incurred. Contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties are included in the purchase price for business combinations and are excluded for asset acquisitions. Amounts allocated to the lead investigational compounds for asset acquisitions are expensed at the date of acquisition.

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

Goodwill is tested at least annually for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. Examples of qualitative factors assessed in 2016 include our share price, financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in a prior year. Each relevant factor is assessed both individually and in the aggregate.

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

Shipping and Handling Costs

Shipping and handling costs are included in marketing, selling and administrative expenses and were $70 million in 2016, $85 million in 2015 and $115 million in 2014.

Advertising and Product Promotion Costs

Advertising and product promotion costs are included in marketing, selling and administrative expenses and were $789 million in 2016, $825 million in 2015 and $734 million in 2014. Advertising and product promotion costs are expensed as incurred.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued a new accounting standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard and its subsequent amendments that were issued will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2018. A five step model will be utilized to achieve the core principle; (1) identify the customer contract, (2) identify the contract’s performance obligation, (3) determine the transaction price, (4) allocate the transaction price to the performance obligation and (5) recognize revenue when or as a performance obligation is satisfied. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. Disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts will also be required.

The Company’s assessment of the new standard’s impact is substantially complete based on our current contracts. We currently believe the timing of recognizing revenue for the typical net product sale to our customers will not significantly change. However, the new standard will no longer require the transaction price to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event (subject to a revenue reversal constraint). As a result, certain revenue previously deferred under the current standard because the transaction price was not fixed or determinable (e.g. early access programs) will be accounted for as variable consideration and might be recognized earlier provided such terms are sufficient to reliably estimate the ultimate price expected to be realized.

In addition, future royalties related to certain alliance arrangements (e.g. Sanofi and Japan Erbitux* arrangements disclosed in "—Note 3. Alliances") will be estimated and recognized prior to the third party sale occurring provided it is not probable that the estimated amounts would be reversed in the future. However, the timing of royalties, sales-based milestones and other forms of contingent consideration resulting from the divestiture of businesses (e.g. the diabetes and North American Erbitux* businesses disclosed in "—Note 3. Alliances") as well as royalties and sales-based royalties from licensing arrangements is not expected to change. The new standard’s guidance pertaining to the separation of licensing rights and related fee recognition is not expected to significantly change the timing of recognizing revenue in our existing alliance arrangements that are currently generating revenue.

The Company currently anticipates to adopt the new standard on a modified retrospective basis with the cumulative effect of the change reflected in retained earnings as of January 1, 2018 and not restate prior periods. As a result, certain future royalties discussed above will be estimated and presented as a cumulative effect of an accounting change and excluded from the results of operations beginning in 2018 (other than subsequent significant revisions to the estimated amounts). Variable consideration pertaining to similar arrangements entered into subsequent to the adoption of the new standard will also need to be estimated and accounted for in a comparable manner but the initial estimate will be reflected in revenue and assessed each subsequent reporting period. No significant changes to business processes, systems and controls are currently expected to be required.

In January 2016, the FASB issued amended guidance for the recognition, measurement, presentation and disclosures of financial instruments effective January 1, 2018 with early adoption not permitted. The new guidance requires that fair value adjustments for equity securities with readily determinable fair values currently classified as available-for-sale be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value and a charge through earnings if an impairment exists. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

In February 2016, the FASB issued amended guidance on lease accounting. The amended guidance requires the recognition of a right-of-use asset and a lease liability, initially measured at the present value of future lease payments for leases with a term longer than 12 months. The guidance is effective beginning in 2019 with early adoption permitted on a modified retrospective approach. Although the Company’s assessment of the amended standard has not been completed, minimal impacts to the results of operations are expected. The undiscounted value of lease obligations is approximately $800 million at December 31, 2016, consisting primarily of facility leases accounted for as operating leases. The initial right-of-use asset and lease liability amount reflected upon adoption will be subject to several factors including the actual lease portfolio from the earliest date of initial application, selection of an appropriate discount rate and determining the individual fixed lease payments and terms including renewal periods reasonably certain to occur.

In March 2016, the FASB issued amended guidance for share-based payment transactions. Excess tax benefits and deficiencies will be recognized in the consolidated statement of earnings rather than capital in excess of par value of stock on a prospective basis. A policy election will be available to account for forfeitures as they occur, with the cumulative effect of the change recognized as an adjustment to retained earnings at the date of adoption. Excess tax benefits within the consolidated statement of cash flows will be presented as an operating activity (prospective or retrospective application) and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements will be presented as a financing activity (retrospective application). The guidance is effective beginning in 2017. The expected reduction of income tax expense for excess tax benefits in 2017 is not expected to be material. The Company will continue its current practice relating to accounting for forfeitures. The cash flow presentation changes discussed above will increase net cash provided by operating activities and net cash used in financing activities by $208 million in 2016 and $273 million in 2015.

In June 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. Entities will be required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. The guidance is effective beginning in 2020 with early adoption permitted in 2019 on a modified retrospective approach. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

In October 2016, the FASB issued amended guidance on income tax accounting for intra-entity transfers of assets other than inventory. The amended guidance requires that the tax consequences of transfers of assets between members of a consolidated group be recognized in the period the transfer takes place (excluding inventory). The guidance is effective beginning in 2018 with early adoption permitted in the first quarter of 2017 on a modified retrospective approach. The Company will early adopt the amended standard beginning in the first quarter of 2017. As a result, prepaid receivables and deferred tax assets attributed to internal intellectual property transfers of approximately $1 billion will be reduced as a cumulative effect of an accounting change in retained earnings and no longer amortized as a component of income taxes ($86 million per year). In addition, the tax impact of future internal transfers of intellectual property will be included in income tax expense when transferred and not amortized in subsequent periods.

In January 2017, the FASB issued amended guidance that revises the definition of a business. The amendments provide an initial screen that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets would not represent a business. To be considered a business, there must be an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The amendments also narrow the definition of the term outputs. The guidance is effective beginning in 2018 with early adoption permitted prospectively. The Company is assessing the potential impact of the amended standard.

In January 2017, the FASB issued amended guidance that simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative impairment test. As a result, impairment charges will be required for the amount by which the reporting units carrying amount exceeds its fair value up to the amount of its allocated goodwill. The guidance is effective on a prospective basis in 2020, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company does not expect the amended standard to have a material impact on the Company’s results of operations.

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
Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues were as follows:

	2016	2015	2014
McKesson Corporation	22%	21%	20%
AmerisourceBergen Corporation	18%	16%	17%
Cardinal Health, Inc.	14%	12%	12%
Selected geographic area information was as follows:

	Revenues			Property, Plant and Equipment
Dollars in Millions	2016	2015	2014	2016	2015
United States	$10,720	$8,188	$7,716	$3,865	$3,681
Europe	4,215	3,491	3,592	1,003	616
Rest of the World(a)	3,964	4,142	3,459	112	115
Other(b)	528	739	1,112	—	—
Total	$19,427	$16,560	$15,879	$4,980	$4,412

(a)	Includes Japan which represented 7%, 10% and 6% of total revenues in 2016, 2015 and 2014, respectively.

(b)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
Product revenues were as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Oncology
Empliciti (elotuzumab)	$150	$3	$—
Erbitux* (cetuximab)	—	501	723
Opdivo (nivolumab)	3,774	942	6
Sprycel (dasatinib)	1,824	1,620	1,493
Yervoy (ipilimumab)	1,053	1,126	1,308
Cardiovascular
Eliquis (apixaban)	3,343	1,860	774
Immunoscience
Orencia (abatacept)	2,265	1,885	1,652
Virology
Baraclude (entecavir)	1,192	1,312	1,441
Hepatitis C Franchise	1,578	1,603	256
Reyataz (atazanavir sulfate) Franchise	912	1,139	1,362
Sustiva (efavirenz) Franchise	1,065	1,252	1,444
Neuroscience
Abilify* (aripiprazole)	128	746	2,020
Mature Products and All Other	2,143	2,571	3,400
Total Revenues	$19,427	$16,560	$15,879

The composition of total revenues was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Net product sales	$17,702	$14,045	$11,660
Alliance revenues	1,629	2,408	3,828
Other revenues	96	107	391
Total Revenues	$19,427	$16,560	$15,879
Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Several products such as Empliciti, Erbitux*, Opdivo, Sprycel, Yervoy, Eliquis, Orencia, Sustiva (Atripla*) and Abilify* as well as products comprising the diabetes alliance discussed below and certain mature and other brands were included in alliance arrangements.

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

The most common activities between BMS and its alliance partners are presented in results of operations as follows:

•
When BMS is the principal in the end customer sale, 100% of product sales are included in net product sales. When BMS's alliance partner is the principal in the end customer sale, BMS's contractual share of the third-party sales and/or royalty income are included in alliance revenue as the sale of commercial products are considered part of BMS's ongoing major or central operations. Refer to "Revenue Recognition" included in "—Note 1. Accounting Policies" for information regarding recognition criteria.

•
Amounts payable to BMS by alliance partners (who are the principal in the end customer sale) for supply of commercial products are included in alliance revenue as the sale of commercial products are considered part of BMS's ongoing major or central operations.

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

•
Upfront and contingent development and approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the shorter of the contractual term or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in other (income)/expense as the activities being performed at that time are not related to the sale of commercial products that are part of BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations (except for the AstraZeneca alliance pertaining to the Amylin products - see further discussion under the specific AstraZeneca alliance disclosure herein).

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

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from alliances:
Net product sales	$5,568	$4,308	$3,531
Alliance revenues	1,629	2,408	3,828
Total Revenues	$7,197	$6,716	$7,359

Payments to/(from) alliance partners:
Cost of products sold	$2,129	$1,655	$1,394
Marketing, selling and administrative	(28)	15	134
Research and development	56	693	8
Other (income)/expense	(1,009)	(733)	(1,076)

Noncontrolling interest, pretax	16	51	38

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2016	2015
Receivables – from alliance partners	$903	$958
Accounts payable – to alliance partners	555	542
Deferred income from alliances(a)	1,194	1,459

(a)
Includes unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. Amortization of deferred income (primarily related to alliances) was $244 million in 2016, $307 million in 2015 and $362 million in 2014.

Upfront payments for new licensing and alliance agreements (including options to license or acquire the related assets) charged to research and development expenses were $15 million in 2016, $619 million in 2015 and $70 million in 2014.

Specific information pertaining to each of our significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the income statement classification of and amounts attributable to payments between the parties.

Pfizer

BMS and Pfizer are parties to a worldwide co-development and co-commercialization agreement for Eliquis, an anticoagulant discovered by BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis except in certain countries where Pfizer commercializes Eliquis and pays BMS compensation based on a percentage of net sales.

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

BMS received $884 million in non-refundable upfront, milestone and other licensing payments related to Eliquis through December 31, 2016. Amortization of the Eliquis deferred income is included in other income as Eliquis was not a commercial product at the commencement of the alliance.
Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Pfizer alliance:
Net product sales	$3,306	$1,849	$771
Alliance revenues	37	11	3
Total Revenues	$3,343	$1,860	$774

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$1,595	$895	$363
Other (income)/expense – Amortization of deferred income	(55)	(55)	(50)

Selected Alliance Cash Flow Information:
Deferred income	—	20	100

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2016	2015
Deferred income	$521	$576

Gilead

BMS and Gilead have joint ventures in the U.S. (for the U.S. and Canada) and in Europe to develop and commercialize Atripla* (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg), combining Sustiva, a product of BMS, and Truvada* (emtricitabine and tenofovir disoproxil fumarate), a product of Gilead. The joint ventures are consolidated by Gilead.

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

Alliance revenue recognized for Atripla* include only the bulk efavirenz component of Atripla* which is based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva. Alliance revenue is deferred and the related alliance receivable is not recognized until the combined product is sold to third-party customers.

In Europe, following the 2013 loss of exclusivity of Sustiva and effective January 1, 2014, the percentage of Atripla* net sales in Europe recognized by BMS is equal to the difference between the average net selling prices of Atripla* and Truvada*. This alliance will continue in Europe until either party terminates the arrangement or the last patent expires that allows market exclusivity to Atripla*.

In the U.S., the agreement may be terminated by Gilead upon the launch of a generic version of Sustiva or by BMS upon the launch of a generic version of Truvada* or its individual components. The loss of exclusivity in the U.S. for Sustiva is expected in December 2017. In the event Gilead terminates the agreement upon the loss of exclusivity for Sustiva, BMS will receive a quarterly royalty payment for 36 months following termination.  Such payment in the first 12 months following termination is equal to 55% of Atripla* net sales multiplied by the ratio of the difference in the average net selling prices of Atripla* and Truvada* to the Atripla* average net selling price. In the second and third years following termination, the payment to BMS is reduced to 35% and 15%, respectively, of Atripla* net sales multiplied by the price ratio described above. BMS will continue to supply Sustiva at cost plus a markup to the joint ventures during this three-year period, unless either party elects to terminate the supply arrangement.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Gilead alliances:
Alliance revenues	$934	$1,096	$1,255

Equity in net loss of affiliates	$12	$17	$39

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2016	2015
Deferred income	$634	$699

Otsuka

BMS has a worldwide commercialization agreement with Otsuka, to co-develop and co-promote Abilify*, excluding certain Asian countries. The U.S. portion of the agreement expired in April 2015. The agreement expired in all EU countries in June 2014 and in each other non-U.S. country where we have the exclusive right to sell Abilify*, the agreement expires on the later of April 20, 2015 or loss of exclusivity in any such country.

Both parties actively participated in joint executive governance and operating committees. Otsuka was responsible for providing all sales force efforts in the U.S. effective January 2013, however, BMS was responsible for certain operating expenses up to various annual limits. BMS purchased the API from Otsuka and completed the manufacturing of the product for subsequent sale to third-party customers in the U.S. and certain other countries. Otsuka assumed responsibility for providing and funding sales force efforts in the EU effective April 2013. BMS also provided certain other services including distribution, customer management and pharmacovigilance. BMS is the principal for the end customer product sales where it is the exclusive distributor for or has an exclusive right to sell Abilify*. Otsuka was the principal for the end customer product sales in the U.S. and in the EU.

Alliance revenue only includes BMS’s share of total net sales to third-party customers in these territories. An assessment of BMS's expected annual contractual share was completed each quarterly reporting period and adjusted based upon reported U.S. Abilify* net sales at year end. BMS's annual contractual share was 50% in 2015 and 33% in 2014. The alliance revenue recognized in any interim period or quarter did not exceed the amounts that were due under the contract.

BMS’s contractual share of third-party net sales was 65% in the EU. In these countries and the U.S., alliance revenue was recognized when Abilify* was shipped and all risks and rewards of ownership had been transferred to third-party customers.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Otsuka alliances:
Net product sales	$1,670	$1,501	$1,493
Alliance revenues(a)	2	604	1,778
Total Revenues	$1,672	$2,105	$3,271

Payments to/(from) Otsuka:
Cost of products sold:
Oncology fee	$304	$299	$297
Royalties	10	30	90
Cost of product supply	30	35	67

(a)	Includes the amortization of the extension payment as a reduction to alliance revenue of $21 million in 2015 and $66 million in 2014.

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

BMS will receive royalties through September 2018, which is included in other income when earned. The royalty rates applicable to North America are 38% on Erbitux* net sales up to $165 million in 2015, $650 million in 2016, $650 million in 2017 and $480 million in 2018, plus 20% on net sales in excess of those amounts in each of the respective years. Royalties earned were $227 million in 2016 and $56 million in 2015.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pretax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032 which is included in other income when earned. Royalties earned were $19 million in 2016 and $14 million in 2015.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Lilly alliance:
Net product sales	$—	$492	$691
Alliance revenues	—	9	32
Total revenues	$—	$501	$723

Payments to/(from) Lilly:
Cost of products sold:
Distribution fees and royalties	$—	$204	$287
Amortization of intangible asset	—	11	37
Cost of product supply	—	46	69

Other (income)/expense:
Royalties	(246)	(70)	—
Divestiture loss	—	171	—

AstraZeneca

Prior to the diabetes business divestiture discussed below, BMS had an alliance with AstraZeneca consisting of three worldwide co-development and commercialization agreements covering (1) Onglyza* and related combination products sold under various names, (2) Farxiga* and related combination products and, (3) beginning in August 2012 after BMS's acquisition of Amylin, Amylin's portfolio of products including Bydureon*, Byetta*, Symlin* and Myalept*, as well as certain assets owned by Amylin, including a manufacturing facility located in West Chester, Ohio.

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

BMS and AstraZeneca entered into several agreements in connection with the sale, including a supply agreement, a development agreement and a transitional services agreement. Under those agreements, BMS is obligated to supply certain products, including the active product ingredients for Onglyza* and Farxiga* through 2020; to perform ongoing development activities for certain clinical trial programs substantially through 2016; and to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations.

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

Royalty rates on net sales are as follows:

	2014	2015	2016	2017	2018	2019	2020 - 2025
Onglyza* and Farxiga* Worldwide Net Sales up to $500 million	44%	35%	27%	12%	20%	22%	14-25%
Onglyza* and Farxiga* Worldwide Net Sales over $500 million	3%	7%	9%	12%	20%	22%	14-25%
Amylin products U.S. Net Sales	—	2%	2%	5%	10%	12%	5-12%

The stock and asset purchase agreement contained multiple elements to be delivered subsequent to the closing of the transaction, including the China diabetes business (transferred in 2014), the Mount Vernon, Indiana manufacturing facility (transferred in 2015), and the activities under the development and supply agreements. Each of these elements was determined to have a standalone value. As a result, a portion of the consideration received at closing was allocated to the undelivered elements using the relative selling price method after determining the best estimated selling price for each element. The remaining amount of consideration was included in the calculation for the gain on sale of the diabetes business. Contingent milestone and royalty payments are similarly allocated among the underlying elements if and when the amounts are determined to be payable to BMS. Amounts allocated to the sale of the business are immediately recognized in the results of operations. Amounts allocated to the other elements are recognized in the results of operations only to the extent each element has been delivered.

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

Consideration allocated to the development and supply agreements are amortized over the applicable service periods. Amortization of deferred income attributed to the development agreement was included in other income as the sale of these services are not considered part of BMS’s ongoing major or central operations. Revenues attributed to the supply agreement were included in alliance revenues.

Consideration for the transaction is presented for cash flow purposes based on the allocation process described above, either as an investing activity if attributed to the sale of the business or related assets or as an operating activity if attributed to the transitional services, supply arrangement or development agreement.

In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales in the U.S. to CPPIB. The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS will receive an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018. These royalties are presented in other income and were $134 million in 2016.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from AstraZeneca alliances:
Net product sales	$—	$14	$160
Alliance revenues	129	182	135
Total Revenues	$129	$196	$295

Payments to/(from) AstraZeneca:
Cost of products sold – Profit sharing	$—	$1	$79

Cost reimbursements from AstraZeneca	—	—	(33)

Other (income)/expense:
Amortization of deferred income	(113)	(105)	(80)
Royalties	(227)	(215)	(192)
Transitional services	(7)	(12)	(90)
Divestiture gain	—	(82)	(536)

Selected Alliance Cash Flow Information:
Deferred income	19	34	315
Divestiture and other proceeds	216	374	3,495

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2016	2015
Deferred income – Services not yet performed for AstraZeneca	$38	$144

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

Royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in alliance revenues and were $195 million in 2016, $211 million in 2015 and $223 million in 2014. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Alliance revenues attributed to the supply of irbesartan API to Sanofi were $80 million in 2015 and $90 million in 2014. The supply arrangement for irbesartan expired in 2015.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Sanofi alliances:
Net product sales	$38	$110	$102
Alliance revenues	200	296	317
Total Revenues	$238	$406	$419

Payments to/(from) Sanofi:
Equity in net income of affiliates	(95)	(104)	(146)
Noncontrolling interest – pretax	16	51	38

Selected Alliance Cash Flow Information:
Distributions (to)/from Sanofi – Noncontrolling interest	(15)	(45)	(49)
Distributions from Sanofi – Investment in affiliates	99	105	153

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2016	2015
Investment in affiliates – territory covering Europe and Asia(a)	$21	$25
Noncontrolling interest	45	44

(a)	Included in alliance receivables.

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Net sales	$235	$257	$360
Gross profit	195	213	297
Net income	192	209	292

Cost of products sold for the territory covering Europe and Asia includes discovery royalties of $20 million in 2016, $22 million in 2015 and $32 million in 2014, which are paid directly to Sanofi. All other expenses are shared based on the applicable ownership percentages. Current assets and current liabilities include approximately $69 million in 2016, $76 million in 2015 and $94 million in 2014 related to receivables/payables attributed to cash distributions to BMS and Sanofi as well as intercompany balances between partnerships within the territory.

Ono

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo, an anti-PD-1 human monoclonal antibody being investigated as an anti-cancer treatment, in all territories worldwide except Japan, South Korea and Taiwan. Ono is entitled to receive royalties following regulatory approvals in all territories excluding the three countries listed above. Royalty rates on net sales are 4% in North America and 15% in all other applicable territories, subject to customary adjustments.

The alliance arrangement also includes collaboration activities in Japan, South Korea and Taiwan pertaining to Opdivo, Yervoy and several BMS investigational compounds. Both parties have the right and obligation to jointly develop and commercialize the compounds. BMS is responsible for supply of the products. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also have an alliance to co-develop and co-commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted by both parties with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid to the other party when a sale is made to that party’s assigned customer and is recorded in cost of products sold.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Ono alliances:
Net product sales	$147	$113	$113
Alliance revenues	280	61	28
Total Revenues	$427	$174	$141

AbbVie

BMS and AbbVie have an alliance for Empliciti, a humanized monoclonal antibody for the treatment of multiple myeloma. Under the terms of the alliance, BMS was granted exclusive global rights to co-develop and commercialize Empliciti from PDL BioPharma, Inc. (now part of AbbVie). AbbVie currently participates in joint development and U.S. commercialization committees which BMS has final decision making authority. Both parties are co-developing the product and AbbVie funds 20% of global development costs. BMS is solely responsible for supply, distribution and sales and marketing activities within the alliance and is the principal in the end customer product sales. AbbVie shares 30% of all profits and losses in the U.S. and is paid tiered royalties on net sales of Empliciti outside of the U.S. BMS paid AbbVie $140 million for certain regulatory milestone events including $52 million for approval milestones through December 31, 2016. AbbVie is also entitled to receive additional milestone payments from BMS if certain regulatory events occur ($120 million) and sales thresholds are achieved ($200 million). The agreement may be terminated at will by BMS or by either party for material breach by the other party (subsequent to a notice period).

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from AbbVie alliance:
Net product sales	$132	$3	$—

F-Star

In October 2014, BMS entered into an agreement with F-Star. The agreement provides BMS with an exclusive option to purchase F-Star and its Phase I ready lead asset FS102, a targeted therapy in development for the treatment of breast and gastric cancer among a well-defined population of HER2-positive patients.
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

Promedior

In September 2015, BMS purchased a warrant that gives BMS the exclusive right to acquire Promedior, a biotechnology company whose lead asset, PRM-151, is being developed for the treatment of IPF and MF. The warrant is exercisable upon completion of either of the IPF or MF Phase II clinical studies being conducted by Promedior, which is expected to occur no earlier than 2017. The upfront payment allocated to the warrant was $84 million and included in R&D expenses in 2015. The remaining $66 million of the $150 million upfront payment was allocated to Promedior’s obligation to complete the Phase II studies which will be amortized over the expected period of the Phase II studies. The allocation was determined using Level 3 inputs. Following BMS's review of the Phase II clinical study results, if BMS elects to exercise the warrant it will be obligated to pay an additional $300 million (if based on the IPF study results) or $250 million (if based on the MF study results), plus additional aggregate consideration of up to $800 million for contingent development and regulatory approval milestone payments in the U.S. and Europe.

Five Prime

In November 2015, BMS and Five Prime entered into an exclusive worldwide licensing and collaboration agreement for the development and commercialization of Five Prime’s CSF1R antibody program, including cabiralizumab (FPA008) currently in Phase I/II development for immunology and oncology indications. BMS will be responsible for the development, manufacturing and commercialization of cabiralizumab, subject to Five Prime’s option to conduct certain studies at its cost to develop cabiralizumab in PVNS and in combination with its own internal oncology pipeline assets. Five Prime also retained an option to co-promote in the U.S. The agreement replaces a previous clinical collaboration agreement between the two parties.

In consideration for licensing rights, BMS made an upfront payment of $350 million in 2015 which was included in R&D expense. BMS will also be committed to pay up to $1.4 billion upon the achievement of contingent development and regulatory milestones as well as future royalties if the product is approved and commercialized.

Reckitt

In May 2013, BMS and Reckitt started a three-year alliance for several OTC products sold primarily in Mexico and Brazil. Reckitt received the right to sell, distribute and market the products through May 2016. BMS received royalties on net sales of the products and exclusively supplied certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including marketing authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

In the framework of the alliance, BMS also granted Reckitt an option to acquire the trademarks, inventory and certain other assets exclusively related to the products at the end of the alliance period at a price determined primarily based upon a multiple of sales from May 2014 through May 2016. In April 2014, the alliance was modified to provide an option to Reckitt to purchase a BMS manufacturing facility located in Mexico primarily dedicated to the products included in the alliance as well as the related employees. In July 2015, Reckitt notified BMS that it was exercising its option. In May 2016, BMS sold the business for $317 million. Refer to "—Note 4. Acquisitions and Divestitures” for further information.

Non-refundable upfront proceeds of $485 million received by BMS in 2013 were allocated to two units of accounting, including the rights transferred to Reckitt and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in other liabilities. During 2015, BMS recognized other income of $123 million to decrease the fair value of the option to zero due to the strengthening of the U.S. dollar against local currencies. The amount allocated to the rights transferred to Reckitt is amortized as alliance revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Revenues from Reckitt alliance:
Alliance revenues	$48	$140	$170

Other (income)/expense – Divestiture gain	277	—	—

Selected Alliance Cash Flow Information:
Other changes in operating assets and liabilities	$—	$(129)	$20
Divestiture and other proceeds	317	—	—

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2016	2015
Deferred income	$—	$36

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

Non-refundable upfront proceeds of $115 million received by BMS in 2013 were allocated to two units of accounting, including the rights transferred to The Medicines Company and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was $35 million at December 31, 2014 and was determined using Level 3 inputs and included in accrued expenses. The amount allocated to the rights transferred to The Medicines Company was amortized as alliance revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014
Revenues from The Medicines Company alliance:
Alliance revenues	$8	$66

Other (income)/expense – Divestiture gain	(59)	—

Selected Alliance Cash Flow Information:
Divestiture and other proceeds	$132	$—

Valeant

In October 2012, BMS and PharmaSwiss SA, a wholly-owned subsidiary of Valeant entered into an alliance for certain mature brand products in Europe. Valeant received the right to sell, distribute, and market the products in Europe through December 31, 2014. BMS exclusively supplied the products to Valeant at cost plus a markup.

BMS also granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. Valeant exercised the option and acquired the business for $61 million in January 2015.

Non-refundable upfront proceeds of $79 million received by BMS in 2012 were allocated to two units of accounting, including the rights transferred to Valeant and the fair value of the option to purchase the remaining assets using the best estimate of the selling price for these elements after considering various market factors. These market factors included an analysis of any estimated excess of the fair value of the business over the potential purchase price if the option is exercised. The fair value of the option was determined using Level 3 inputs and included in accrued expenses. A $16 million charge was included in other expenses to increase the fair value of the option to $34 million in 2014. The amount allocated to the rights transferred to Valeant was amortized as alliance revenue over the contractual term.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2015	2014
Revenues from Valeant alliance:
Alliance revenues	$(1)	$44

Other (income)/expense – Divestiture gain	(88)	—

Selected Alliance Cash Flow Information:
Other changes in operating assets and liabilities	$—	$16
Divestiture and other proceeds	61	—
Note 4. ACQUISITIONS AND DIVESTITURES

Acquisitions
Acquisitions are evaluated to determine whether it is a business, an asset or a group of assets. The following transactions were accounted for as asset acquisitions since they were determined not to be a business as that term is defined in ASC 805 - Business Combinations primarily because no significant processes were acquired. As a result, the amounts allocated to the lead investigational compounds were expensed and not capitalized. The consideration of each transaction was allocated as follows:

Dollars in Millions	Year	Upfront Payment	R&D Expense	Deferred Tax Assets(a)	Contingent Consideration
Cormorant	2016	$35	$35	$—	$485
Padlock	2016	150	139	11	453
		$185	$174	$11	$938

Cardioxyl	2015	$200	$167	$33	$1,875
Flexus(b)	2015	814	800	14	450
		$1,014	$967	$47	$2,325

iPierian	2014	$175	$148	$27	$554

(a)	Relates to net operating loss and tax credit carryforwards

(b)	Includes $14 million of acquisition costs.

Cormorant
In July 2016, BMS acquired all of the outstanding shares of Cormorant, a private pharmaceutical company focused on the development of therapies for cancer and rare diseases. The acquisition provides BMS with full rights to Cormorant's lead candidate HuMax-IL8, a Phase I/II monoclonal antibody that represents a potentially complementary immuno-oncology mechanism of action to T-cell directed antibodies and co-stimulatory molecules. Contingent consideration includes development and regulatory milestone payments.

Padlock
In April 2016, BMS acquired all of the outstanding shares of Padlock, a private biotechnology company dedicated to creating new medicines to treat destructive autoimmune diseases. The acquisition provides BMS with full rights to Padlock’s PAD inhibitor discovery program focused on the development of potentially transformational treatment approaches for patients with rheumatoid arthritis. Padlock’s PAD discovery program may have additional utility in treating systemic lupus erythematosus and other autoimmune diseases. Contingent consideration includes development and regulatory milestone payments.

Cardioxyl
In December 2015, BMS acquired all of the outstanding shares of Cardioxyl, a private biotechnology company focused on the discovery and development of novel therapeutic agents for cardiovascular disease. The acquisition provided BMS with full rights to CXL-1427, a nitroxyl prodrug in Phase II development for acute decompensated heart failure. Contingent consideration includes development, regulatory and sales-based milestone payments.

Flexus
In April 2015, BMS acquired all of the outstanding shares of Flexus, a private biotechnology company focused on the discovery and development of novel anti-cancer therapeutics. The acquisition provided BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy. In addition, BMS acquired Flexus's IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds. Contingent consideration includes development and regulatory milestone payments. A $100 million milestone was achieved and paid to former shareowners of Flexus in 2016 for the commencement of a Phase I clinical trial and included in R&D expense.

iPierian
In April 2014, BMS acquired all of the outstanding shares of iPierian, a private biotechnology company focused on new treatments for tauopathies, a class of neurodegenerative diseases. The acquisition provided BMS with full rights to IPN007, a preclinical monoclonal antibody to treat progressive supranuclear palsy and other tauopathies. Contingent consideration includes development and regulatory milestone payments and future royalties on net sales if any of the acquired preclinical assets are approved and commercialized.

Divestitures

	Proceeds(a)			Divestiture (Gains) / Losses			Royalties
Dollars in Millions	2016	2015	2014	2016	2015	2014	2016	2015	2014
Investigational HIV medicines	$387	$—	$—	$(272)	$—	$—	$—	$—	$—
OTC products (Reckitt)	317	—	—	(277)	—	—	—	—	—
Diabetes	333	374	3,495	—	(82)	(536)	(361)	(215)	(192)
Erbitux*	252	9	—	—	171	—	(246)	(70)	—
Recothrom*	—	132	—	—	(59)	—	—	—	—
Mature brand products (Valeant)	—	61	—	—	(88)	—	—	—	—
Ixempra*	13	113	—	—	(88)	—	(11)	(8)	—
Other	15	8	70	(15)	(48)	(28)	—	—	—
	$1,317	$697	$3,565	$(564)	$(194)	$(564)	$(618)	$(293)	$(192)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

ViiV Healthcare
In February 2016, BMS sold its investigational HIV medicines business to ViiV Healthcare which includes a number of programs at different stages of discovery, preclinical and clinical development. The transaction excluded BMS's HIV marketed medicines. BMS earned transitional fees of $105 million for certain R&D and other services in 2016. In February 2016, BMS received an upfront payment of $350 million. BMS will also receive from ViiV Healthcare contingent development and regulatory milestone payments of up to $1.1 billion, sales-based milestone payments of up to $4.3 billion and future tiered royalties if the products are approved and commercialized.

Other Divestitures
Refer to "—Note 3. Alliances" for a discussion on the divestiture transactions with Reckitt, Lilly, The Medicines Company, Valeant and AstraZeneca. Revenues and pretax earnings related to these businesses were not material in 2016, 2015 and 2014 (excluding the divestiture gains).

Assets Held-For-Sale
Assets held-for-sale were $134 million at December 31, 2015 and included in prepaid expenses and other. The amount consisted primarily of goodwill related to the investigational HIV medicines business and the business comprising an alliance with Reckitt. The allocation of goodwill was determined using the relative fair value of the applicable business to the Company's reporting unit. Revenues and pretax earnings related to these businesses were not material in 2016, 2015 and 2014 (excluding the divestiture gains).
Note 5. OTHER (INCOME)/EXPENSE
Other (income)/expense includes:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Interest expense	$167	$184	$203
Investment income	(105)	(101)	(101)
Provision for restructuring	109	118	163
Litigation and other settlements	47	159	23
Equity in net income of affiliates	(77)	(83)	(107)
Divestiture gains	(576)	(196)	(564)
Royalties and licensing income	(719)	(383)	(283)
Transition and other service fees	(238)	(122)	(170)
Pension charges	91	160	877
Intangible asset impairment	15	13	29
Equity investment impairment	45	—	—
Written option adjustment	—	(123)	32
Loss on debt redemption	—	180	45
Other	(44)	7	63
Other (income)/expense	$(1,285)	$(187)	$210

•	Litigation and other settlements includes $90 million in 2015 for a contractual dispute related to a license.

•	Transition and other service fees were related to the divestiture of the diabetes and investigational HIV businesses in 2016 and the diabetes business in 2015 and 2014.

•	Written option adjustments included the change in fair value of the written option liability attributed to the Reckitt alliance in 2015 and Valeant and Reckitt in 2014.

•	A debt redemption loss of $180 million resulted from the early redemption of euro notes and a tender offer for certain other debt securities in 2015.

•
Other includes an unrealized foreign exchange loss of $52 million in 2015 resulting from the remeasurement of the Bolivar-denominated cash and other monetary balances of BMS’s wholly-owned subsidiary in Venezuela as of December 31, 2015. The exchange rate was changed to the SIMADI rate of 200 from the official CENCOEX rate of 6.3 after considering the limited amount of foreign currency exchanged during the second half of 2015, published exchange rates and the continuing deterioration of economic conditions in Venezuela.

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring to evolve and streamline its operating model and expects to incur charges in connection with employee workforce reductions and early site exits. The charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, accelerated depreciation on property, plant and equipment, impairments on long-lived assets and other site shutdown costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $90 million were recognized for these actions during the fourth quarter of 2016, primarily resulting from certain R&D employee workforce reductions and accelerated depreciation on expected early site exits. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Other restructuring charges recognized prior to the above actions were primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. In addition, accelerated depreciation and other charges were incurred in connection with early exits of a manufacturing site in Ireland and R&D site in the U.S.

Employee termination benefit costs were incurred for manufacturing, selling, administrative, and R&D employee workforce reductions across all geographic regions of approximately 1,100 in 2016, 1,200 in 2015 and 1,400 in 2014.

The following tables summarize the charges and activity related to the restructuring actions:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Employee termination costs	$97	$110	$157
Other termination costs	12	8	6
Provision for restructuring	109	118	163
Accelerated depreciation	72	104	138
Asset impairments	13	1	13
Other shutdown costs	19	10	—
Total charges	$213	$233	$314

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Cost of products sold	$21	$84	$151
Research and development	83	31	—
Other (income)/expense	109	118	163
Total charges	$213	$233	$314

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Liability at January 1	$125	$156	$102
Charges	116	133	155
Change in estimates	(7)	(15)	8
Provision for restructuring	109	118	163
Foreign currency translation	—	(15)	(2)
Spending	(120)	(134)	(107)
Liability at December 31	$114	$125	$156
Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Current:
U.S.	$1,144	$337	$334
Non-U.S.	468	456	560
Total Current	1,612	793	894
Deferred:
U.S.	(101)	(394)	(403)
Non-U.S.	(103)	47	(139)
Total Deferred	(204)	(347)	(542)
Total Provision	$1,408	$446	$352

Effective Tax Rate

The reconciliation of the effective tax/(benefit) rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2016		2015		2014
Earnings/(Loss) before income taxes:
U.S.	$3,100		$(1,329)		$(349)
Non-U.S.	2,815		3,406		2,730
Total	$5,915		$2,077		$2,381
U.S. statutory rate	2,070	35.0%	727	35.0%	833	35.0%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(442)	(7.5)%	(535)	(25.8)%	(509)	(21.4)%
U.S. tax effect of capital losses	—	—	—	—	(361)	(15.2)%
U.S. Federal valuation allowance release	(29)	(0.5)%	(84)	(4.0)%	—	—
U.S. Federal, state and foreign contingent tax matters	87	1.5%	56	2.7%	228	9.6%
U.S. Federal research based credits	(144)	(2.4)%	(132)	(6.4)%	(131)	(5.4)%
Goodwill allocated to divestitures	34	0.6%	25	1.2%	210	8.8%
U.S. Branded Prescription Drug Fee	52	0.9%	44	2.1%	84	3.5%
R&D charges	100	1.7%	369	17.8%	52	2.2%
Puerto Rico excise tax	(131)	(2.2)%	(55)	(2.7)%	(28)	(1.2)%
Domestic manufacturing deduction	(122)	(2.1)%	(17)	(0.8)%	—	—
State and local taxes (net of valuation allowance)	23	0.4%	16	0.8%	20	0.8%
Foreign and other	(90)	(1.6)%	32	1.6%	(46)	(1.9)%
	$1,408	23.8%	$446	21.5%	$352	14.8%

The effective tax rate is lower than the U.S. statutory rate of 35% primarily attributable to undistributed earnings of certain foreign subsidiaries that have been considered or are expected to be indefinitely reinvested offshore. U.S. taxes have not been provided on approximately $25.7 billion of undistributed earnings of foreign subsidiaries as of December 31, 2016. These undistributed earnings primarily relate to operations in Switzerland, Ireland and Puerto Rico. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that will have to be provided. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

The divestiture of certain businesses resulted in capital loss tax benefits including $361 million from the sale of Amylin shares in 2014. Valuation allowances attributed to capital loss carryforwards were released in 2015 following the divestiture of Recothrom*, Ixempra* and other mature brands. Additional reserves of $123 million were established in 2014 for certain transfer pricing matters related to tax periods from 2008 through 2014. Orphan drug credits are included in the U.S. Federal research based credits for all periods presented. Goodwill allocated to business divestitures (including the diabetes business in 2014) was not deductible for tax purposes as well as the U.S. Branded Prescription Drug Fee in all periods. R&D charges resulting primarily from a milestone payment to the former shareholders of Flexus and the acquisitions of Padlock and Cormorant in 2016, Flexus and Cardioxyl in 2015 and iPierian in 2014 were also not deductible for tax purposes. Puerto Rico imposes an excise tax on the gross company purchase price of goods sold from our manufacturer in Puerto Rico. The excise tax is recognized in cost of products sold when the intra-entity sale occurs. For U.S. income tax purposes, the excise tax is not deductible but results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Increased manufacturing activities for Opdivo resulted in the higher domestic manufacturing deduction in 2016.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2016	2015
Deferred tax assets
Foreign net operating loss carryforwards	$2,945	$3,090
U.S. capital loss carryforwards	4	39
State net operating loss and credit carryforwards	114	324
U.S. Federal net operating loss and credit carryforwards	156	173
Deferred income	764	1,009
Milestone payments and license fees	534	560
Pension and postretirement benefits	358	462
Intercompany profit and other inventory items	1,241	607
Other foreign deferred tax assets	188	172
Share-based compensation	114	122
Legal and other settlements	5	63
Repatriation of foreign earnings	12	(1)
Internal transfer of intellectual property	629	635
Other	287	337
Total deferred tax assets	7,351	7,592
Valuation allowance	(3,078)	(3,534)
Deferred tax assets net of valuation allowance	4,273	4,058

Deferred tax liabilities
Depreciation	(125)	(105)
Acquired intangible assets	(344)	(338)
Goodwill and other	(855)	(802)
Total deferred tax liabilities	(1,324)	(1,245)
Deferred tax assets, net	$2,949	$2,813

Recognized as:
Deferred income taxes – non-current	$2,996	$2,844
Income taxes payable – non-current	(47)	(31)
Total	$2,949	$2,813

Internal transfers of intellectual property resulted in the deferred tax assets included above and prepaid taxes of $372 million at December 31, 2016 and $484 million of prepaid taxes at December 31, 2015. These assets are being amortized over their expected lives. Refer to Recently Issued Accounting Standards in "—Note 1. Accounting Policies" for information regarding the impact of amended guidance that the Company expects to adopt in 2017.

The U.S. Federal net operating loss carryforwards were $368 million at December 31, 2016. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2017 (certain amounts have unlimited lives).

At December 31, 2016, a valuation allowance of $3,078 million was established for the following items: $2,894 million primarily for foreign net operating loss and tax credit carryforwards, $101 million for state deferred tax assets including net operating loss and tax credit carryforwards, $11 million for U.S. Federal net operating loss carryforwards and $72 million for other U.S. Federal deferred tax assets.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Balance at beginning of year	$3,534	$4,259	$4,623
Provision	39	71	140
Utilization	(355)	(436)	(109)
Foreign currency translation	(142)	(366)	(395)
Acquisitions	2	6	—
Balance at end of year	$3,078	$3,534	$4,259

Income tax payments were $2,041 million in 2016, $577 million in 2015 and $544 million in 2014. The current tax benefit realized as a result of stock related compensation credited to capital in excess of par value of stock was $92 million in 2016, $147 million in 2015 and $131 million in 2014.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Balance at beginning of year	$944	$934	$756
Gross additions to tax positions related to current year	49	52	106
Gross additions to tax positions related to prior years	49	56	218
Gross additions to tax positions assumed in acquisitions	1	1	—
Gross reductions to tax positions related to prior years	(22)	(34)	(57)
Settlements	(13)	(46)	(65)
Reductions to tax positions related to lapse of statute	(4)	(9)	(12)
Cumulative translation adjustment	(9)	(10)	(12)
Balance at end of year	$995	$944	$934

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Unrecognized tax benefits that if recognized would impact the effective tax rate	$854	$671	$668
Accrued interest	112	93	96
Accrued penalties	17	16	17
Interest expense	22	2	27
Penalty expense/(benefit)	4	1	(7)

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

BMS is currently under examination by a number of tax authorities, including but not limited to the major tax jurisdictions listed in the table below, which have proposed or are considering proposing material adjustments to tax for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS estimates that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2016 will decrease in the range of approximately $255 million to $315 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits, primarily settlement related, will involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2016
Canada	2006 to 2016
France	2013 to 2016
Germany	2007 to 2016
Italy	2011 to 2016
Mexico	2011 to 2016
Note 8. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2016	2015	2014
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$4,457	$1,565	$2,004

Weighted-average common shares outstanding - basic	1,671	1,667	1,657
Contingently convertible debt common stock equivalents	—	—	1
Incremental shares attributable to share-based compensation plans	9	12	12
Weighted-average common shares outstanding - diluted	1,680	1,679	1,670

Earnings per share - basic	$2.67	$0.94	$1.21
Earnings per share - diluted	$2.65	$0.93	$1.20
Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Level 2 inputs utilize observable prices for similar instruments and quoted prices for identical or similar instruments in non-active markets. Additionally, certain corporate debt securities utilize a third-party matrix pricing model using significant inputs corroborated by market data for substantially the full term of the assets. Equity and fixed income funds are primarily invested in publicly traded securities valued at the respective net asset value of the underlying investments. Level 2 derivative instruments are valued using LIBOR yield curves, less credit valuation adjustments, and observable forward foreign exchange rates at the reporting date. Valuations of derivative contracts may fluctuate considerably from volatility in underlying foreign currencies and underlying interest rates driven by market conditions and the duration of the contract.

Level 3 unobservable inputs are used when little or no market data is available. There were no Level 3 financial assets or liabilities as of December 31, 2016 and 2015.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016		December 31, 2015
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - Money market and other securities	$—	$3,532	$—	$1,825
Marketable securities:
Certificates of deposit	—	27	—	804
Commercial paper	—	750	—	—
Corporate debt securities	—	3,947	—	5,638
Equity funds	—	101	—	92
Fixed income funds	—	7	—	11
Derivative assets	—	75	—	96
Equity investments	24	—	60	—
Derivative liabilities	—	(30)	—	(18)
Available-for-sale Securities

The following table summarizes available-for-sale securities:

Dollars in Millions	Amortized Cost	Gross Unrealized Gain in Accumulated OCI	Gross Unrealized Loss in Accumulated OCI	Fair Value

December 31, 2016
Certificates of deposit	$27	$—	$—	$27
Commercial paper	750	—	—	750
Corporate debt securities	3,945	10	(8)	3,947
Equity investments	31	—	(7)	24
Total	$4,753	$10	$(15)	$4,748

December 31, 2015
Certificates of deposit	$804	$—	$—	$804
Corporate debt securities	5,646	15	(23)	5,638
Equity investments	74	10	(24)	60
Total	$6,524	$25	$(47)	$6,502

Dollars in Millions	December 31, 2016	December 31, 2015
Current marketable securities(a)	$2,113	$1,885
Non-current marketable securities(b)	2,719	4,660
Other assets	24	60
Total	$4,856	$6,605

(a)
The fair value option for financial assets was elected for investments in equity and fixed income funds. The fair value of these investments were $108 million at December 31, 2016 and $103 million at December 31, 2015 and were included in current marketable securities. Changes in fair value were not significant.

(b)	All non-current marketable securities mature within five years as of December 31, 2016 and 2015.

Qualifying Hedges
The following summarizes the fair value of outstanding derivatives:

		December 31, 2016		December 31, 2015
Dollars in Millions	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses and other	$250	$—	$—	$—
Interest rate swap contracts	Other assets	500	1	1,100	31
Interest rate swap contracts	Accrued liabilities	500	—	—	—
Interest rate swap contracts	Pension and other liabilities	255	(3)	650	(1)
Forward starting interest rate swap contracts	Prepaid expenses and other	500	8	—	—
Forward starting interest rate swap contracts	Other assets	—	—	500	15
Forward starting interest rate swap contracts	Accrued liabilities	250	(11)	—	—
Forward starting interest rate swap contracts	Pension and other liabilities	—	—	250	(7)
Foreign currency forward contracts	Prepaid expenses and other	967	66	1,016	50
Foreign currency forward contracts	Accrued liabilities	198	(9)	342	(5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other	106	—	—	—
Foreign currency forward contracts	Accrued liabilities	291	(4)	445	(5)
Foreign currency forward contracts	Pension and other liabilities	69	(3)	—	—

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchase transactions and certain other foreign currency transactions. The effective portion of changes in fair value for contracts designated as cash flow hedges are temporarily reported in accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to net earnings (primarily included in cost of products sold) within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($617 million) and Japanese yen ($321 million) at December 31, 2016.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($993 million) at December 31, 2016 are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange gains on the remeasurement of euro debt was $48 million, $80 million, and $79 million for 2016, 2015 and 2014, respectively, and were recorded in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.70% as of December 31, 2016) plus an interest rate spread ranging from (0.1)% to 4.6%. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized as a reduction to interest expense over the remaining life of the debt.

The notional amount of fixed-to-floating interest rate swap contracts executed was $255 million in 2016 and $200 million in 2014. The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016, $147 million in 2015 and $426 million in 2014 generating proceeds of $43 million in 2016, $28 million in 2015 and $119 million in 2014 (including accrued interest). Additional contracts were terminated in connection with debt redemptions in 2015 and 2014.

Debt Obligations

Short-term borrowings and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2016	2015
Bank drafts and short-term borrowings	$243	$139
Current portion of long-term debt	749	—
Total	$992	$139

The average amount of commercial paper outstanding was $254 million at a weighted-average interest rate of 0.16% during 2015. The maximum month end amount of commercial paper outstanding was $755 million with no outstanding borrowings at December 31, 2015. There were no commercial paper borrowings in 2016.

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2016	2015
Principal Value:
0.875% Notes due 2017	$750	$750
1.750% Notes due 2019	500	500
2.000% Notes due 2022	750	750
7.150% Notes due 2023	302	302
3.250% Notes due 2023	500	500
1.000% Euro Notes due 2025	601	630
6.800% Notes due 2026	256	256
1.750% Euro Notes due 2035	601	630
5.875% Notes due 2036	404	404
6.125% Notes due 2038	278	278
3.250% Notes due 2042	500	500
4.500% Notes due 2044	500	500
6.880% Notes due 2097	260	260
0% - 5.75% Other - maturing 2017 - 2030	59	79
Subtotal	6,261	6,339

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(2)	30
Unamortized basis adjustment from swap terminations	287	272
Unamortized bond discounts and issuance costs	(81)	(91)
Total	$6,465	$6,550

Current portion of long-term debt	$749	$—
Long-term debt	5,716	6,550

The fair value of long-term debt was $6,932 million and $6,909 million at December 31, 2016 and 2015, respectively, and was estimated using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Senior unsecured notes were issued in a registered public offerings in 2015. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable in whole or in part, at any time at a predetermined redemption price. BMS also terminated forward starting interest rate swap contracts entered into during 2015, resulting in an unrealized loss in other comprehensive income. The following table summarizes the issuance of long-term debt obligations in 2015 (none in 2016 and 2014):

	2015
Amounts in Millions	Euro	U.S. dollars
Principal Value:
1.000% Euro Notes due 2025	€575	$643
1.750% Euro Notes due 2035	575	643
Total	€1,150	$1,286

Proceeds net of discount and deferred loan issuance costs	€1,133	$1,268

Forward starting interest rate swap contracts terminated:
Notional amount	€500	$559
Unrealized loss	(16)	(18)

The following summarizes the debt redemption activity for 2015 and 2014 (none in 2016):

Dollars in Millions	2015	2014
Principal amount	$1,624	$582
Carrying value	1,795	633
Debt redemption price	1,957	676
Notional amount of interest rate swap contracts terminated	735	500
Interest rate swap termination payments	11	4
Loss on debt redemption(a)	180	45

(a)	Including acceleration of debt issuance costs, loss on interest rate lock contract and other related fees.

Interest payments were $191 million in 2016, $205 million in 2015 and $238 million in 2014 net of amounts received from interest rate swap contracts.

We currently have two separate $1.5 billion revolving credit facilities from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants and were extended to October 2020 and July 2021. Each facility is extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under either revolving credit facility at December 31, 2016 or 2015.

Available financial guarantees provided in the form of stand-by letters of credit and performance bonds were $812 million at December 31, 2016. Stand-by letters of credit are issued through financial institutions in support of guarantees for various obligations. Performance bonds are issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 10. RECEIVABLES

	December 31,
Dollars in Millions	2016	2015
Trade receivables	$3,948	$3,070
Less charge-backs and cash discounts	(126)	(97)
Less bad debt allowances	(48)	(25)
Net trade receivables	3,774	2,948
Alliance receivables	903	958
Prepaid and refundable income taxes	627	182
Other	239	211
Receivables	$5,543	$4,299

Non-U.S. receivables sold on a nonrecourse basis were $618 million in 2016, $476 million in 2015, and $812 million in 2014. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented 66% and 53% of total trade receivables at December 31, 2016 and 2015, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015	2014
Balance at beginning of year	$122	$93	$89
Provision	1,613	1,059	773
Utilization	(1,561)	(1,030)	(769)
Balance at end of year	$174	$122	$93
Note 11. INVENTORIES

	December 31,
Dollars in Millions	2016	2015
Finished goods	$310	$381
Work in process	988	868
Raw and packaging materials	264	199
Inventories	$1,562	$1,448

Inventories	$1,241	$1,221
Other assets	321	227

Other assets include inventory pending regulatory approval of $54 million at December 31, 2016 and $85 million at December 31, 2015 and other amounts expected to remain on-hand beyond one year.

Note 12. PROPERTY, PLANT AND EQUIPMENT AND LEASES

	December 31,
Dollars in Millions	2016	2015
Land	$107	$107
Buildings	4,930	4,515
Machinery, equipment and fixtures	3,287	3,347
Construction in progress	849	662
Gross property, plant and equipment	9,173	8,631
Less accumulated depreciation	(4,193)	(4,219)
Property, plant and equipment	$4,980	$4,412

Depreciation expense was $448 million in 2016, $500 million in 2015 and $543 million in 2014.

Annual minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) are approximately $100 million in each of the next five years and an aggregate $300 million thereafter. Operating lease expense was approximately $145 million in 2016 and $140 million in 2015 and 2014. Sublease income and capital lease obligations were not material for all periods presented.
Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

		December 31,
Dollars in Millions	Estimated Useful Lives	2016	2015
Goodwill		$6,875	$6,881

Other intangible assets:
Licenses	5 – 15 years	$564	$574
Developed technology rights	9 – 15 years	2,357	2,357
Capitalized software	3 – 10 years	1,441	1,302
IPRD		107	120
Gross other intangible assets		4,469	4,353
Less accumulated amortization		(3,084)	(2,934)
Total other intangible assets		$1,385	$1,419

Amortization expense of other intangible assets was $178 million in 2016, $183 million in 2015 and $286 million in 2014. Future annual amortization expense of other intangible assets is expected to be approximately $220 million in 2017, $200 million in 2018, $170 million in 2019, $130 million in 2020, and $100 million in 2021. Other intangible asset impairment charges were $33 million in 2016, $181 million in 2015 and $380 million in 2014.

A $160 million IPRD impairment charge was recognized in 2015 for BMS-986020 (LPA1 Antagonist) which was in Phase II development for treatment of IPF. The full write-off was required after considering the occurrence of certain adverse events, voluntary suspension of the study and an internal assessment indicating a significantly lower likelihood of regulatory and commercial success. BMS acquired BMS-986020 with its acquisition of Amira Pharmaceuticals, Inc. in 2011. In addition, a contingent consideration liability of $8 million related to the acquisition was also reversed because of the lower likelihood of success.

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

Note 14. ACCRUED LIABILITIES

	December 31,
Dollars in Millions	2016	2015
Accrued rebates and returns	$1,680	$1,324
Employee compensation and benefits	818	904
Accrued research and development	718	553
Dividends payable	660	655
Royalties	246	161
Branded Prescription Drug Fee	234	112
Restructuring	90	89
Pension and postretirement benefits	44	47
Litigation and other settlements	43	189
Other	738	704
Total accrued liabilities	$5,271	$4,738
Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2014	2,208	$221	$1,922	$(2,141)	$32,952	559	$(17,800)	$82
Net earnings	—	—	—	—	2,004	—	—	39
Other comprehensive loss	—	—	—	(284)	—	—	—	—
Cash dividends	—	—	—	—	(2,415)	—	—	—
Stock compensation	—	—	(393)	—	—	(11)	755	—
Debt conversion	—	—	(22)	—	—	(1)	53	—
Variable interest entity	—	—	—	—	—	—	—	59
Distributions	—	—	—	—	—	—	—	(49)
Balance at December 31, 2014	2,208	221	1,507	(2,425)	32,541	547	(16,992)	131
Net earnings	—	—	—	—	1,565	—	—	84
Other comprehensive loss	—	—	—	(43)	—	—	—	—
Cash dividends	—	—	—	—	(2,493)	—	—	—
Stock compensation	—	—	(48)	—	—	(8)	431	—
Debt conversion	—	—	—	—	—	—	2	—
Distributions	—	—	—	—	—	—	—	(57)
Balance at December 31, 2015	2,208	221	1,459	(2,468)	31,613	539	(16,559)	158
Net earnings	—	—	—	—	4,457	—	—	50
Other comprehensive loss	—	—	—	(35)	—	—	—	—
Cash dividends	—	—	—	—	(2,557)	—	—	—
Stock repurchase program	—	—	—	—	—	4	(231)	—
Stock compensation	—	—	266	—	—	(7)	11	—
Distributions	—	—	—	—	—	—	—	(38)
Balance at December 31, 2016	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170

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

On February 21, 2017, BMS entered into ASR agreements with each of Goldman, Sachs & Co. and Morgan Stanley & Co. LLC to repurchase approximately $2.0 billion of common stock in the aggregate. The ASR will be funded through a combination of debt and cash and are part of the existing share repurchase authorization. The total number of shares ultimately repurchased under the ASR will be determined upon final settlement and based on a discount to the volume-weighted average price of BMS's common stock during the ASR period which is expected to be completed by June 30, 2017.

The components of other comprehensive income/(loss) were as follows:

			Year Ended December 31,
	2016			2015			2014
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges(a)
Unrealized gains/(losses)	$(5)	$—	$(5)	$59	$(22)	$37	$139	$(45)	$94
Reclassified to net earnings	12	(3)	9	(130)	42	(88)	(41)	16	(25)
Derivatives qualifying as cash flow hedges	7	(3)	4	(71)	20	(51)	98	(29)	69
Pension and other postretirement benefits:
Actuarial losses	(126)	(3)	(129)	(88)	27	(61)	(1,414)	464	(950)
Amortization(b)	78	(25)	53	85	(28)	57	104	(37)	67
Settlements and curtailments(c)	91	(32)	59	160	(55)	105	867	(308)	559
Pension and other postretirement benefits	43	(60)	(17)	157	(56)	101	(443)	119	(324)
Available-for-sale securities:
Unrealized gains/(losses)	(12)	(1)	(13)	(71)	14	(57)	10	(6)	4
Realized (gains)/losses(c)	29	—	29	3	—	3	(1)	—	(1)
Available-for-sale securities	17	(1)	16	(68)	14	(54)	9	(6)	3
Foreign currency translation	(33)	(5)	(38)	(17)	(22)	(39)	(8)	(24)	(32)
Total Other Comprehensive Income/(Loss)	$34	$(69)	$(35)	$1	$(44)	$(43)	$(344)	$60	$(284)

(a)	Included in cost of products sold

(b)	Included in cost of products sold, research and development, and marketing, selling and administrative expenses

(c)	Included in other (income)/expense
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

	December 31,
Dollars in Millions	2016	2015
Derivatives qualifying as cash flow hedges	$38	$34
Pension and other postretirement benefits	(2,097)	(2,080)
Available-for-sale securities	(7)	(23)
Foreign currency translation	(437)	(399)
Accumulated other comprehensive loss	$(2,503)	$(2,468)
Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS
BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, covering most U.S. employees and representing approximately 66% of the consolidated pension plan assets and 61% of the obligations. Future benefits related to service for this plan were eliminated in 2009. BMS contributes at least the minimum amount required by the ERISA. Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

Dollars in Millions	2016	2015	2014
Service cost — benefits earned during the year	$24	$25	$34
Interest cost on projected benefit obligation	192	242	305
Expected return on plan assets	(418)	(405)	(508)
Amortization of prior service credits	(3)	(3)	(3)
Amortization of net actuarial loss	84	91	110
Curtailments	—	(1)	1
Settlements	91	161	866
Special termination benefits	1	—	14
Net periodic benefit cost/(credit)	$(29)	$110	$819

In September 2014, BMS and Fiduciary Counselors Inc., as an independent fiduciary of the Bristol-Myers Squibb Company Retirement Income Plan, entered into a definitive agreement to transfer certain U.S. pension assets to Prudential to settle approximately $1.5 billion of pension obligations. BMS purchased a group annuity contract from Prudential in December 2014, who irrevocably assumed the obligation to make future annuity payments to certain BMS retirees. The transaction does not change the amount of the monthly pension benefit received by affected retirees and surviving beneficiaries and resulted in a pretax settlement charge of $713 million. Pension settlement charges were also recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2016, 2015 and 2014.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

Dollars in Millions	2016	2015
Benefit obligations at beginning of year	$6,418	$7,068
Service cost—benefits earned during the year	24	25
Interest cost	192	242
Settlements	(173)	(336)
Actuarial (gains)/losses	253	(321)
Benefits paid	(109)	(105)
Foreign currency and other	(165)	(155)
Benefit obligations at end of year	$6,440	$6,418

Fair value of plan assets at beginning of year	$5,687	$6,148
Actual return on plan assets	513	(5)
Employer contributions	81	118
Settlements	(173)	(336)
Benefits paid	(109)	(105)
Foreign currency and other	(168)	(133)
Fair value of plan assets at end of year	$5,831	$5,687

Funded status	$(609)	$(731)

Assets/(Liabilities) recognized:
Other assets	$26	$71
Accrued liabilities	(35)	(37)
Pension and other liabilities	(600)	(765)
Funded status	$(609)	$(731)

Recognized in accumulated other comprehensive loss:
Net actuarial losses	$3,123	$3,140
Prior service credit	(39)	(39)
Total	$3,084	$3,101

The accumulated benefit obligation for defined benefit pension plans was $6,381 million and $6,363 million at December 31, 2016 and 2015, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2016	2015
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$6,195	$5,310
Fair value of plan assets	5,559	4,508
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$5,978	$5,156
Fair value of plan assets	5,380	4,386
Actuarial Assumptions
Weighted-average assumptions used to determine defined benefit pension plan obligations at December 31 were as follows:

	2016	2015
Discount rate	3.5%	3.8%
Rate of compensation increase	0.5%	0.5%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit (credit)/cost for the years ended December 31 were as follows:

	2016	2015	2014
Discount rate	3.8%	3.6%	4.2%
Expected long-term return on plan assets	7.2%	7.2%	7.6%
Rate of compensation increase	0.5%	0.8%	2.3%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The Citi Pension Discount curve is used in developing the discount rate for the U.S. plans.

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value” which approximated the fair value of plan assets at December 31, 2016. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period. Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class. Historical long-term actual annualized returns for U.S. pension plans were as follows:

	2016	2015	2014
10 years	6.1%	6.7%	7.9%
15 years	7.1%	6.0%	6.4%
20 years	7.7%	8.1%	9.3%

Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Gains and losses are amortized over the life expectancy of the plan participants for U.S. plans (34 years in 2017) and expected remaining service periods for most other plans to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The amortization of net actuarial loss and prior service credit is expected to be approximately $75 million in 2017. The periodic benefit cost or credit is included in cost of products sold, research and development, and marketing, selling and administrative expenses, except for curtailments, settlements and other special termination benefits which are included in other expenses.

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities. Postretirement benefit plan obligations were $308 million and $355 million at December 31, 2016 and 2015, respectively, and the fair value of plan assets were $331 million and $328 million at December 31, 2016 and 2015, respectively. The weighted-average discount rate used to determine benefit obligations was 3.6% at December 31, 2016 and 2015. The net periodic benefit credits were not material.

Plan Assets
The fair value of pension and postretirement plan assets by asset category at December 31, 2016 and 2015 was as follows:

	December 31, 2016				December 31, 2015
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$833	$—	$—	$833	$785	$—	$—	$785
Equity funds	138	1,230	—	1,368	452	748	—	1,200
Fixed income funds	—	804	—	804	249	724	—	973
Corporate debt securities	—	1,405	—	1,405	—	1,382	—	1,382
U.S. Treasury and agency securities	—	536	—	536	—	517	—	517
Short-term investment funds	—	90	—	90	—	103	—	103
Insurance contracts	—	—	112	112	—	—	115	115
Cash and cash equivalents	81	—	—	81	106	—	—	106
Other	—	93	—	93	4	14	—	18
Plan assets subject to leveling	$1,052	$4,158	$112	$5,322	$1,596	$3,488	$115	$5,199

Plan assets measured at NAV as a practical expedient
Equity funds				$476				$495
Venture capital and limited partnerships				198				249
Other				166				72
Total plan assets measured at NAV as a practical expedient				840				816
Net plan assets				$6,162				$6,015
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
Level 2 inputs utilize observable prices for similar instruments, quoted prices for identical or similar instruments in non-active markets, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. Equity funds, fixed income funds, and short-term investment funds classified as Level 2 within the fair value hierarchy are valued at the net asset value of their shares held at year end, which represents fair value. Corporate debt securities and U.S. Treasury and agency securities classified as Level 2 within the fair value hierarchy are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active.
Level 3 unobservable inputs are used when little or no market data is available. Insurance contracts are held by certain foreign pension plans and are carried at contract value, which approximates the estimated fair value and is based on the fair value of the underlying investment of the insurance company.
In May 2015, the FASB issued amended guidance removing the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. The guidance is applied retrospectively in the table above. Venture capital and limited partnership investments are typically only redeemable through distributions upon liquidation of the underlying assets. There were no significant unfunded commitments for these investments and essentially all liquidations are expected to occur by 2019. Most of the remaining investments using the practical expedient are redeemable on a weekly or monthly basis.

The following summarizes the activity for financial assets utilizing Level 3 fair value measurements:

Dollars in Millions	Insurance contracts
Fair value at January 1, 2015	$119
Purchases, sales and settlements, net	7
Realized losses	(11)
Fair value at December 31, 2015	115
Purchases, sales and settlements, net	(3)
Fair value at December 31, 2016	$112

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. A target asset allocation of 43% public equity (16% international, 14% global and 13% U.S.), 7% private equity and 50% long-duration fixed income is maintained for the U.S. pension plans. Investments are diversified within each of the three major asset categories. Approximately 90% of the U.S. pension plans equity investments are actively managed. BMS common stock represents less than 1% of the plan assets at December 31, 2016 and 2015.

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $81 million in 2016, $118 million in 2015 and $124 million in 2014 and are expected to be approximately $100 million in 2017. Estimated annual future benefit payments (including lump sum payments) range from approximately $250 million to $400 million in each of the next five years, and aggregate $1.4 billion in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. was approximately $190 million in 2016, 2015 and 2014.
Note 17. EMPLOYEE STOCK BENEFIT PLANS
On May 1, 2012, the shareholders approved the 2012 Plan, which replaced the 2007 Stock Incentive Plan. The 2012 Plan provides for 109 million shares to be authorized for grants, plus any shares from outstanding awards under the 2007 Plan as of February 29, 2012 that expire, are forfeited, canceled, or withheld to satisfy tax withholding obligations. As of December 31, 2016, 106 million shares were available for award. Shares are issued from treasury stock to satisfy our obligations under this Plan.

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

Market share units are granted to executives. Vesting is conditioned upon continuous employment until the vesting date and a payout factor of at least 60% of the share price on the award date. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vest date, and the nine trading days immediately preceding the grant or vest date. Vesting occurs ratably over four years.

Performance share units are granted to executives, have a three year cycle and are granted as a target number of units subject to adjustment. The number of shares issued when performance share units vest is determined based on the achievement of performance goals and based on the Company's three-year total shareholder return relative to a peer group of companies. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Other information related to stock-based compensation benefits are as follows:

	Years Ended December 31,
Dollars in Millions	2016	2015	2014
Restricted stock units	$89	$82	$75
Market share units	37	36	34
Performance share units	79	117	104
Total stock-based compensation expense	$205	$235	$213

Income tax benefit	$69	$77	$71

	Stock Options		Restricted Stock Units		Market Share Units		Performance Share Units
	Number of Options Outstanding	Weighted- Average Exercise Price of Shares	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value
Shares in Thousands
Balance at January 1, 2016	10,327	$21.62	4,499	$50.02	1,809	$53.10	4,078	$56.17
Granted	—	—	2,348	60.56	731	65.26	1,097	64.87
Released/Exercised	(3,851)	22.60	(1,810)	45.00	(1,117)	44.33	(1,730)	54.02
Adjustments for actual payout	—	—	—	—	261	35.93	912	64.90
Forfeited/Canceled	(73)	22.65	(446)	55.06	(157)	60.55	(242)	62.30
Balance at December 31, 2016	6,403	21.02	4,591	56.90	1,527	61.63	4,115	60.97

Vested or expected to vest	6,403	21.02	4,112	56.64	1,401	61.39	3,956	60.81

	Restricted	Market	Performance
Dollars in Millions	Stock Units	Share Units	Share Units
Unrecognized compensation cost	$188	$42	$94
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.8	1.6

Amounts in Millions, except per share data	2016	2015	2014
Weighted-average grant date fair value (per share):
Restricted stock units	$60.56	$61.18	$52.22
Market share units	65.26	67.03	55.44
Performance share units	64.87	65.07	55.17

Fair value of awards that vested:
Restricted stock units	$81	$77	$68
Market share units	50	47	49
Performance share units	93	75	90

Total intrinsic value of stock options exercised	$158	$206	$199
The fair value of restricted stock units, market share units and performance share units approximates the closing trading price of BMS's common stock on the grant date after adjusting for the units not eligible for accrued dividends. In addition, the fair value of market share units and performance share units considers the probability of satisfying the payout factor and total shareholder return, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2016:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$1 - $20	3,052	2.15	$17.54	$125
$20 - $30	3,351	0.78	24.18	115
	6,403	1.43	$21.02	$240
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $58.44 on December 31, 2016.
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

Sprycel - European Union
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the European Patent Office (EPO) seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. In May 2016, the Company appealed the EPO’s decision to the EPO Board of Appeal. On February 1, 2017, the EPO Board of Appeal upheld the Opposition Division's decision, and the ‘038 patent has been revoked. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expired in November 2016. The EPO Board of Appeal's decision does not affect the validity of our other Sprycel patents within and outside Europe, including different patents that cover the monohydrate form of dasatinib and the use of dasatinib to treat chronic myelogenous leukemia (CML). Additionally, in February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision on European Patent No. 1610780 and its claim to the use of dasatinib to treat CML, which the EPO's Opposition Division had revoked in October 2012. The Company intends to take appropriate legal actions to protect Sprycel. We may experience a decline in European revenues in the event that generic dasatinib product enters the market.
Anti-PD-1 Antibody Patent Oppositions and Litigation
On January 20, 2017, BMS and Ono announced the companies have signed a global patent license agreement with Merck to settle all patent-infringement litigation related to Merck’s PD-1 antibody Keytruda* (pembrolizumab). The agreement will result in the dismissal with prejudice of all patent litigation between the companies pertaining to Keytruda*. BMS and Ono had asserted in litigation that Merck’s sale of Keytruda* infringed the companies’ patents relating to the use of PD-1 antibodies to treat cancer in the U.S., Europe (UK, Netherlands, France, Germany, Ireland, Spain and Switzerland), Australia and Japan.
As part of the agreement, Merck will make an initial payment of $625 million to BMS and Ono. Merck is also obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2017 through December 31, 2023, and 2.5% from January 1, 2024 through December 31, 2026. Under the agreement, the companies have also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. The initial payment and royalties will be shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each parties incurred legal fees.
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship of five related U.S. patents directed to methods of treating cancer using a PD-1 antibody. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents.
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

Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of approximately 2,000 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 30 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. The plaintiffs in the MDL have appealed to the U.S. Court of Appeals for the Ninth Circuit and the JCCP plaintiffs have appealed to the California Court of Appeal. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.
Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify. Plaintiffs allege Abilify caused them to engage in compulsive gambling and other impulse control disorders. There have been approximately 130 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. There have been over 80 cases filed in state and federal courts in the United States and two cases filed in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Southern District of New York.
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
Abilify* State Attorneys General Investigation
In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition (Coalition) investigating whether certain Abilify* marketing practices violated those respective states’ consumer protection statutes. The Company and the Executive Committee of the Coalition have reached a settlement in this matter, and all but one of the states (New Mexico) that are members of the Coalition are participating in the settlement. Consent decrees were entered into with all participating states in December 2016.
ENVIRONMENTAL PROCEEDINGS
As previously reported, the Company is a party to several environmental proceedings and other matters, and is responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at the Company’s current or former sites or at waste disposal or reprocessing facilities operated by third parties.

CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $62 million at December 31, 2016, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The $62 million includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.
Note 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Total Revenues	$4,391	$4,871	$4,922	$5,243	$19,427
Gross Margin	3,339	3,665	3,617	3,860	14,481
Net Earnings	1,206	1,188	1,215	898	4,507
Net Earnings Attributable to:
Noncontrolling Interest	11	22	13	4	50
BMS	1,195	1,166	1,202	894	4,457

Earnings per Share - Basic(a)	$0.72	$0.70	$0.72	$0.53	$2.67
Earnings per Share - Diluted(a)	0.71	0.69	0.72	0.53	2.65

Cash dividends declared per common share	$0.38	$0.38	$0.38	$0.39	$1.53

Cash and cash equivalents	$2,644	$2,934	$3,432	$4,237	$4,237
Marketable securities(b)	5,352	4,998	5,163	4,832	4,832
Total Assets	31,892	32,831	33,727	33,707	33,707
Long-term debt(c)	6,593	6,581	6,585	6,465	6,465
Equity	14,551	15,078	15,781	16,347	16,347

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Total Revenues	$4,041	$4,163	$4,069	$4,287	$16,560
Gross Margin	3,194	3,150	2,972	3,335	12,651
Net Earnings/(Loss)	1,199	(110)	730	(188)	1,631
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	13	20	24	9	66
BMS	1,186	(130)	706	(197)	1,565

Earnings/(Loss) per Share - Basic(a)	$0.71	$(0.08)	$0.42	$(0.12)	$0.94
Earnings/(Loss) per Share - Diluted(a)	0.71	(0.08)	0.42	(0.12)	0.93

Cash dividends declared per common share	$0.37	$0.37	$0.37	$0.38	$1.49

Cash and cash equivalents	$6,294	$4,199	$3,975	$2,385	$2,385
Marketable securities(b)	5,592	5,909	6,065	6,545	6,545
Total Assets	33,579	31,954	31,779	31,748	31,748
Long-term debt	7,127	6,615	6,632	6,550	6,550
Equity	15,689	15,291	15,273	14,424	14,424

(a)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(b)	Marketable securities includes current and non-current assets.
(c)	Long-term debt includes the current portion.

The following specified items affected the comparability of results in 2016 and 2015:
2016

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	$4	$4	$7	$6	$21

License and asset acquisition charges	125	139	45	130	439
IPRD impairments	—	—	—	13	13
Accelerated depreciation and other	13	13	14	43	83
Research and development	138	152	59	186	535

Provision for restructuring	4	18	19	68	109
Litigation and other settlements	43	—	(3)	—	40
Divestiture gains	(269)	(277)	(13)	—	(559)
Royalties and licensing income	—	—	—	(10)	(10)
Pension charges	22	25	19	25	91
Intangible asset impairment	15	—	—	—	15
Other (income)/expense	(185)	(234)	22	83	(314)

Increase/(decrease) to pretax income	(43)	(78)	88	275	242
Income tax on items above	83	76	(3)	(105)	51
Increase/(decrease) to net earnings	$40	$(2)	$85	$170	$293

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

2015

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	$34	$25	$15	$10	$84

Marketing, selling and administrative(b)	1	3	2	4	10

License and asset acquisition charges	162	869	94	554	1,679
IPRD impairments	—	—	—	160	160
Accelerated depreciation and other	—	2	15	27	44
Research and development	162	871	109	741	1,883

Provision for restructuring	12	28	10	65	115
Litigation and other settlements	14	1	—	143	158
Divestiture (gains)/losses	(152)	(8)	(198)	171	(187)
Pension charges	27	36	48	49	160
Intangible asset impairment	13	—	—	—	13
Written option adjustment	(36)	—	(87)	—	(123)
Loss on debt redemption	—	180	—	—	180
Other (income)/expense	(122)	237	(227)	428	316

Increase/(decrease) to pretax income	75	1,136	(101)	1,183	2,293
Income tax on items above	(68)	(116)	43	(339)	(480)
Increase/(decrease) to net earnings	$7	$1,020	$(58)	$844	$1,813

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.
(b)	Specified items in marketing, selling and administrative are process standardization implementation costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol-Myers Squibb Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 21, 2017

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2016, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2016 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bristol-Myers Squibb Company

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 21, 2017

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)
Reference is made to the 2017 Proxy Statement to be filed on or about March 23, 2017 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)
The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to the 2017 Proxy Statement to be filed on or about March 23, 2017 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2017 Proxy Statement to be filed on or about March 23, 2017 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to the 2017 Proxy Statement to be filed on or about March 23, 2017 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.
Reference is made to the 2017 Proxy Statement to be filed on or about March 23, 2017 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56
	Report of Independent Registered Public Accounting Firm	100

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

2.	Exhibits Required to be filed by Item 601 of Regulation S-K	106
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO
Giovanni Caforio
Chief Executive Officer

Date: February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chief Executive Officer and Director	February 21, 2017
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 21, 2017
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 21, 2017
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ LAMBERTO ANDREOTTI	Chairman of the Board of Directors	February 21, 2017
(Lamberto Andreotti)

/s/ PETER J. ARDUINI	Director	February 21, 2017
(Peter J. Arduini)

	Director	February 21, 2017
(Robert J. Bertolini)

	Director	February 21, 2017
(Matthew W. Emmens)

/s/ LAURIE H. GLIMCHER, M.D.	Director	February 21, 2017
(Laurie H. Glimcher, M.D.)

/s/ MICHAEL GROBSTEIN	Director	February 21, 2017
(Michael Grobstein)

/s/ ALAN J. LACY	Director	February 21, 2017
(Alan J. Lacy)

/s/ THOMAS J. LYNCH, JR., M.D.	Director	February 21, 2017
(Thomas J. Lynch, Jr., M.D.)

/s/ DINESH C. PALIWAL	Director	February 21, 2017
(Dinesh C. Paliwal)

	Director	February 21, 2017
(Theodore R. Samuels)

/s/ VICKI L. SATO, PH.D.	Director	February 21, 2017
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 21, 2017
(Gerald L. Storch)

/s/ TOGO D. WEST, JR.	Director	February 21, 2017
(Togo D. West, Jr.)

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this 2016 Form 10-K. Throughout this 2016 Form 10-K we have used terms which are defined below:

2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016	Lilly	Eli Lilly and Company
AbbVie	AbbVie Inc.	MAA	Marketing Authorization Application
Amira	Amira Pharmaceuticals, Inc.	MCOs	Managed Care Organizations
Amylin	Amylin Pharmaceuticals, Inc.	mCRC	metastatic colorectal cancer
aNDA	abbreviated New Drug Application	Mead Johnson	Mead Johnson Nutrition Company
anti-CCP	anti-cyclic citrullinated peptide (also ACPA)	Medarex	Medarex, Inc.
API	active pharmaceutical ingredient	Merck	Merck & Co., Inc.
ASCT	autologous stem cell transplant	MF	myelofibrosis
ASR	accelerated share repurchase	MSI-H	high microsatellite instability
AstraZeneca	AstraZeneca PLC	MTX	methotrexate
auto-HSCT	autologous hematopoietic stem cell transplantation	mUC	metastatic urothelial carcinoma
BLA	Biologics License Application	NAV	net asset value
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.	NDA	New Drug Application
CDAI	Clinical Disease Activity Index	Nitto Denko	Nitto Denko Corporation
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NKT	natural killer T cells
cGMP	current Good Manufacturing Practices	Novartis	Novartis Pharmaceutical Corporation
cHL	classical Hodgkin lymphoma	NSCLC	non-small cell lung cancer
CHMP	Committee for Medicinal Products for Human Use	NSQ	non-squamous
Cormorant	Cormorant Pharmaceuticals	NVAF	nonvalvular atrial fibrillation
CPPIB	CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company	OCI	Other Comprehensive Income
CSF1R	colony stimulating factor 1 receptor	OIG	Office of Inspector General of the U.S. Dept. of Health and Human Services
DMC	Data Monitoring Committee	Ono	Ono Pharmaceutical Co., Ltd.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	ORR	objective response rate
EC	European Commission	OTC	Over-the-counter
EGFR	Epidermal Growth Factor Receptor	Otsuka	Otsuka Pharmaceutical Co., Ltd.
ELA	excess loss account	PAD	Protein/Peptidyl Arginine Deiminase
EMA	European Medicines Agency	Padlock	Padlock Therapeutics, Inc.
EPO	European Patent Office	PBMs	Pharmacy Benefit Managers
EPS	earnings per share	PD-1	programmed death receptor-1
ERISA	Employee Retirement Income Security Act of 1974	PDMA	Prescription Drug Marketing Act
EU	European Union	Pfizer	Pfizer, Inc.
FASB	Financial Accounting Standards Board	PFS	progression-free survival
FCPA	Foreign Corrupt Practices Act	Portola	Portola Pharmaceuticals, Inc.
FDA	U.S. Food and Drug Administration	Promedior	Promedior, Inc.
Five Prime	Five Prime Therapeutics, Inc.	PRP	potentially responsible party
Flexus	Flexus Biosciences, Inc.	Prudential	The Prudential Insurance Company of America
F-Star	F-Star Alpha Ltd.	PSA	prostate-specific antigen
GAAP	U.S. generally accepted accounting principles	PVNS	pigmented vilonodular synovitis
GDD	Genetically Defined Diseases	R&D	Research and Development
Gilead	Gilead Sciences, Inc.	RA	rheumatoid arthritis
HCV	hepatitis C virus	RAVs	resistance-associated variants
HIV	human immunodeficiency virus	RCC	renal cell carcinoma
HR	hazard ratio	Reckitt	Reckitt Benckiser Group plc
HR 3590	The Patient Protection and Affordable Care Act	RF	rheumatoid factor
HSP47	heat shock protein 47	SCCHN	squamous cell carcinoma of the head and neck
IMAs	inventory management agreements	SCLC	small cell lung cancer
ImClone	ImClone Systems Incorporated	SEC	U.S. Securities and Exchange Commission
IO	Immuno-Oncology	SQ	squamous
Inhibitex	Inhibitex, Inc.	SVR	Sustained virologic response
IPF	idiopathic pulmonary fibrosis	the 2012 Plan	The 2012 Stock Award and Incentive Plan
iPierian	iPierian, Inc.	U.S.	United States
IPRD	in-process research and development	UK	United Kingdom
JMHLW	Japanese Ministry of Health, Labour and Welfare	Valeant	Valeant Pharmaceuticals International, Inc.
LDA	Low Disease Activity	VTE	venous thromboembolic
LIBOR	London Interbank Offered Rate	WTO	World Trade Organization

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
‡

3e.	Bylaws of Bristol-Myers Squibb Company, as amended as of November 2, 2016 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2016 and filed November 4, 2016).	‡

4a.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to the Form 10-K for the fiscal year ended December 31, 1983).	‡

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
‡

4m.	Form of 6.125% Notes due 2038 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated May 1, 2008 and filed on May 7, 2008).	‡

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
‡

4w.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4x.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

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
‡

10j.
Amendment and Waiver dated as of June 21, 2016, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2016).
‡

10k.
Amendment dated as of June 21, 2016, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2016).
‡

10l.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10m.
Master Restructuring Agreement between Bristol-Myers Squibb Company and Sanofi dated as of September 27, 2012 (incorporated by reference herein to Exhibit 10a to the Form 10-Q for the quarterly period ended September 30, 2012). †
‡

10n.
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
‡

10p.
Amendment No. 3 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company dated as of September 25, 2006 (incorporated by reference herein to Exhibit 10.13 to the Form 8-K filed on August 17, 2009).†
‡

10q.
Amendment No. 5 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of April 4, 2009 (incorporated by reference herein to Exhibit 10.14 to the Form 8-K filed on August 17, 2009).†
‡

10r.
Amendment No. 9 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of October 29, 2012 (incorporated herein by reference to Exhibit 1ee to the Form 10-K for the fiscal year ended December 31, 2012). †
‡

10s.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10t.
Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and  Pfizer, Inc. dated as of March 15, 2012 (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10u.
Fourth Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of May 18, 2015 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

‡‡10v.
Bristol-Myers Squibb Company 2002 Stock Incentive Plan, effective as of May 7, 2002 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10w.	Bristol-Myers Squibb Company 2012 Stock Award and Incentive Plan, effective as of May 1, 2012 (incorporated herein by reference to Exhibit B to the 2012 Proxy Statement dated March 20, 2012).	‡

‡‡10x.
Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10y.
Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).
‡

‡‡10z.
Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).
‡

‡‡10aa.
Form of Performance Share Units Agreement for the 2013-2015 Performance Cycle under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10oo to the Form 10-K for the fiscal year ended December 31, 2012).
‡

‡‡10bb.
Form of 2014-2016 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10hh to the Form 10-K for the fiscal year ended December 31, 2013).
‡

‡‡10cc.
Form of 2015-2017 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2014).
‡

‡‡10dd.
Form of 2016-2018 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10y to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10ee.	Form of 2017-2019 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-1

‡‡10ff.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10gg.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10hh.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10ii.
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

‡‡10jj.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10kk.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10ll.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10mm.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, as amended and restated effective as of January 1, 2012, (incorporated herein by reference to Exhibit 10ww to the Form 10-K for the fiscal year ended December 31, 2012).
‡

‡‡10nn.
Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, as amended and restated effective as of January 1, 2012 (incorporated herein by reference to Exhibit 10xx to the Form 10-K for the fiscal year ended December 31, 2012).
‡

‡‡10oo.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).
‡

‡‡10pp.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (incorporated by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2011).
‡

‡‡10qq.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (incorporated by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10rr.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10ss.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 20, 2015 (incorporated herein by reference to Exhibit 10mm to the Form 10-K for the fiscal year ended December 31, 2014).
‡

‡‡10tt.
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

‡‡10uu.
Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).
‡

‡‡10vv.
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

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2016, 2015 and 2014, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Adcetris is a trademark of Seattle Genetics, Inc.; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Bydureon, Byetta and Symlin are trademarks of Amylin Pharmaceuticals, LLC; Erbitux is a trademark of ImClone LLC; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Ixempra is a trademark of R-Pharm US Operating, LLC; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Myalept is a trademark of Aegerion Pharmaceuticals, Inc.; Prostvac is a trademark of BN ImmunoTherapeutics Inc.; Recothrom is a trademark of The Medicines Company; Revlimid is a trademark of Celgene Corporation and Truvada and Tybost are trademarks of Gilead Sciences, Inc. and/or one of its affiliates. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.