Form 10-Q
period 2017-03-31
BRISTOL MYERS SQUIBB CO
filed 2017-04-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
At March 31, 2017, there were 1,647,434,458 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
MARCH 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.
Controls and Procedures	30

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	30

Item 1A.
Risk Factors	30

Item 2.
Issuer Purchases of Equity Securities	31

Item 6.
Exhibits	31

Summary of Abbreviated Terms	32
Signatures	33

PART I—FINANCIAL INFORMATION
Item  1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2017	2016
Net product sales	$4,580	$3,964
Alliance and other revenues	349	427
Total Revenues	4,929	4,391

Cost of products sold	1,259	1,052
Marketing, selling and administrative	1,074	1,068
Research and development	1,288	1,136
Other (income)/expense	(647)	(520)
Total Expenses	2,974	2,736

Earnings Before Income Taxes	1,955	1,655
Provision for Income Taxes	429	449
Net Earnings	1,526	1,206
Net Earnings/(Loss) Attributable to Noncontrolling Interest	(48)	11
Net Earnings Attributable to BMS	$1,574	$1,195

Earnings per Common Share
Basic	$0.95	$0.72
Diluted	$0.94	$0.71

Cash dividends declared per common share	$0.39	$0.38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2017	2016
Net Earnings	$1,526	$1,206
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(29)	(86)
Pension and postretirement benefits	83	(161)
Available-for-sale securities	6	13
Foreign currency translation	29	9
Other Comprehensive Income/(Loss)	89	(225)

Comprehensive Income	1,615	981
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	(48)	11
Comprehensive Income Attributable to BMS	$1,663	$970
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$3,910	$4,237
Marketable securities	2,199	2,113
Receivables	5,494	5,543
Inventories	1,384	1,241
Prepaid expenses and other	628	570
Total Current Assets	13,615	13,704
Property, plant and equipment	5,020	4,980
Goodwill	6,875	6,875
Other intangible assets	1,276	1,385
Deferred income taxes	2,618	2,996
Marketable securities	2,685	2,719
Other assets	848	1,048
Total Assets	$32,937	$33,707

LIABILITIES
Current Liabilities:
Short-term debt obligations	$1,197	$992
Accounts payable	1,503	1,664
Accrued liabilities	4,777	5,271
Deferred income	837	762
Income taxes payable	180	152
Total Current Liabilities	8,494	8,841
Deferred income	528	547
Income taxes payable	948	973
Pension and other liabilities	1,195	1,283
Long-term debt	7,237	5,716
Total Liabilities	18,402	17,360

Commitments and contingencies (Note 17)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	1,337	1,725
Accumulated other comprehensive loss	(2,414)	(2,503)
Retained earnings	33,658	33,513
Less cost of treasury stock	(18,386)	(16,779)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,416	16,177
Noncontrolling interest	119	170
Total Equity	14,535	16,347
Total Liabilities and Equity	$32,937	$33,707
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net earnings	$1,526	$1,206
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization, net	193	65
Deferred income taxes	(70)	(246)
Stock-based compensation	45	47
Impairment charges	78	19
Pension settlements and amortization	52	39
Divestiture gains and royalties	(276)	(507)
Asset acquisition charges	—	100
Other adjustments	33	(10)
Changes in operating assets and liabilities:
Receivables	(246)	(424)
Inventories	(71)	(44)
Accounts payable	(114)	(77)
Deferred income	74	235
Income taxes payable	414	52
Other	(777)	(683)
Net Cash Provided by/(Used in) Operating Activities	861	(228)
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,163	1,760
Purchase of marketable securities	(1,204)	(523)
Capital expenditures	(291)	(242)
Divestiture and other proceeds	241	439
Acquisition and other payments	(112)	(8)
Net Cash Provided by/(Used in) Investing Activities	(203)	1,426
Cash Flows From Financing Activities:
Short-term borrowings, net	192	(33)
Issuance of long-term debt	1,488	—
Repurchase of common stock	(2,000)	(231)
Dividends	(655)	(641)
Other	(38)	(45)
Net Cash Used in Financing Activities	(1,013)	(950)
Effect of Exchange Rates on Cash and Cash Equivalents	28	11
Increase/(Decrease) in Cash and Cash Equivalents	(327)	259
Cash and Cash Equivalents at Beginning of Period	4,237	2,385
Cash and Cash Equivalents at End of Period	$3,910	$2,644
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining sales rebate and return accruals; legal contingencies; income taxes; determining if an acquisition or divestiture is a business or an asset; and pension and postretirement benefits. Actual results may differ from estimates.

Certain prior period amounts were reclassified to conform to the current period presentation. The consolidated statements of cash flows previously presented interest rate swap contract terminations and issuance of common stock as separate line items within cash flows from financing activities which are now presented as components of other financing activities. The reclassifications provide a more concise financial statement presentation and additional information is disclosed in the notes if material.

Recently Adopted Accounting Standards
Share-based Payment Transactions
Amended guidance for share-based payment transactions was adopted in the first quarter of 2017. Net excess tax benefits of approximately $20 million were recognized prospectively as a reduction of tax expense rather than capital in excess of par value of stock. Net excess tax benefits are also presented as an operating cash flow rather than a financing cash flow and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements are presented as a financing cash flow rather than an operating cash flow. The changes in cash flow presentation were applied retrospectively and increased operating cash flows and decreased financing cash flows by $99 million in the first quarter of 2017 and $158 million in the first quarter of 2016.

Income Tax Accounting for Intra-entity Transfers of Assets Other Than Inventory
Amended guidance on income tax accounting for intra-entity transfers of assets other than inventory was early adopted in the first quarter of 2017 on a modified retrospective approach. The amended guidance requires tax consequences of these transfers be recognized in the period the transfer takes place. Net reductions to prepaid and deferred tax assets pertaining to pre-2017 internal transfers of intellectual property of $787 million were adjusted through retained earnings as a cumulative effect of an accounting change which will reduce the annual tax expense by $86 million beginning in 2017. In addition, the tax consequences of additional internal transfers of intellectual property that may occur in the future will be included in income tax expense upon transfer and not amortized in subsequent periods.

Recently Issued Accounting Standards
Presentation of Net Periodic Pension and Postretirement Benefits
In March 2017, the FASB issued amended guidance requiring all net periodic benefit components for defined benefit pension and other postretirement plans other than service costs to be recorded outside of income from operations (other income). The guidance is effective in 2018 on a retrospective basis with early adoption permitted. The Company expects that annual cost of products sold; marketing selling and administrative; and research and development expenses will increase by approximately $150 million in the aggregate with a corresponding offset in other income.

In addition, the following recently issued accounting standards have not been adopted. Refer to the 2016 Form 10-K for additional information and their potential impacts.

Accounting Standard Update	Effective Date
Revenue from Contracts with Customers	January 1, 2018
Recognition and Measurement of Financial Assets and Liabilities	January 1, 2018
Definition of a Business	January 1, 2018
Leases	January 1, 2019
Financial Instruments - Measurement of Credit Losses	January 1, 2020
Goodwill Impairment Testing	January 1, 2020

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

Product revenues and the composition of total revenues were as follows:

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Prioritized Brands
Opdivo	$1,127	$704
Eliquis	1,101	734
Orencia	535	475
Sprycel	463	407
Yervoy	330	263
Empliciti	53	28
Established Brands
Hepatitis C Franchise	162	427
Baraclude	282	291
Sustiva Franchise	184	273
Reyataz Franchise	193	221
Other Brands	499	568
Total Revenues	$4,929	$4,391

Net product sales	$4,580	$3,964
Alliance revenues	297	409
Other revenues	52	18
Total Revenues	$4,929	$4,391

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Products sold through alliance arrangements in certain markets include Opdivo, Eliquis, Orencia, Sprycel, Yervoy, Empliciti, Sustiva (Atripla*) and certain other brands.

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

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Revenues from alliances:
Net product sales	$1,576	$1,231
Alliance revenues	297	409
Total Revenues	$1,873	$1,640

Payments to/(from) alliance partners:
Cost of products sold	$624	$476
Marketing, selling and administrative	(9)	1
Research and development	—	33
Other (income)/expense	(246)	(253)

Noncontrolling interest, pretax	2	2

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2017	December 31, 2016
Receivables - from alliance partners	$897	$903
Accounts payable - to alliance partners	600	555
Deferred income from alliances(a)	1,251	1,194

(a)
Includes unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. Amortization of deferred income (primarily related to alliances) was $20 million and $82 million for the three months ended March 31, 2017 and 2016, respectively.

Specific information pertaining to each of our significant alliances is discussed in our 2016 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties and specific accounting policy elections. Significant developments and updates related to alliances during the three months ended March 31, 2017 are set forth below.

AstraZeneca
BMS received $100 million from AstraZeneca as additional contingent consideration for the diabetes business divestiture upon achievement of a regulatory approval milestone in the first quarter of 2017 (included in other income).

F-Star Alpha
In the first quarter of 2017, BMS discontinued development of FS102 (an anti-HER2 antibody fragment) which was in Phase I development for the treatment of breast and gastric cancer. BMS will not exercise its option to purchase F-Star Alpha which was previously consolidated by BMS as a variable interest entity. As a result, an IPRD charge of $75 million was included in R&D expense and attributed to noncontrolling interest.

Note 4. LICENSING ARRANGEMENTS

CytomX
In April 2017, BMS added up to eight additional targets to its strategic collaboration with CytomX to discover novel therapies using CytomX’s proprietary Probody platform. As part of the original May 2014 collaboration to discover, develop and commercialize Probody therapeutics, BMS selected four oncology targets, including CTLA-4. Pursuant to the expanded agreement, CytomX will grant BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to eight additional targets. BMS paid CytomX $75 million for the rights to the initial four targets which was expensed as R&D prior to 2017. BMS will pay $200 million to CytomX for access to the eight additional targets in May 2017 which will be included in R&D expense in the second quarter of 2017. BMS will also reimburse CytomX for certain research costs over the collaboration period, pay up to $448 million upon achievement of contingent development, regulatory and sales milestone events for each collaboration target and future royalties if a product is approved and commercialized.
Biogen
In April 2017, BMS agreed to out-license to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy. Upon closing, Biogen will pay $300 million to BMS which will be included in other income. BMS will also be entitled to contingent development, regulatory and sales based milestone payments of up to $410 million if achieved as well as future royalties if the product is ultimately approved and commercialized. BMS originally acquired the rights to this compound in 2014 through its acquisition of iPierian. Biogen will assume all of BMS’s remaining obligations to the former stockholders of iPierian. The transaction is expected to close in the second quarter of 2017 upon obtaining customary regulatory approvals.

Roche
In April 2017, BMS agreed to out-license to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy. Upon closing, Roche will pay $170 million to BMS which will be included in other income. BMS will also be entitled to contingent development and regulatory milestone payments of up to $205 million if achieved and future royalties if the product is ultimately approved and commercialized. The transaction is expected to close in the second quarter of 2017 upon obtaining customary regulatory approvals.

Note 5. OTHER (INCOME)/EXPENSE

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Interest expense	$45	$43
Investment income	(33)	(24)
Provision for restructuring	164	4
Litigation and other settlements(a)	(484)	43
Equity in net income of affiliates	(18)	(26)
Divestiture gains	(127)	(270)
Royalties and licensing income	(199)	(254)
Transition and other service fees	(7)	(53)
Pension charges	33	22
Intangible asset impairments	—	15
Other	(21)	(20)
Other (income)/expense	$(647)	$(520)

(a)	Includes BMS's share of a patent-infringement litigation settlement of $481 million related to Merck's PD-1 antibody Keytruda*.

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model and expects to incur charges in connection with employee workforce reductions and early site exits. The charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other site shutdown costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $310 million have been recognized for these actions since the announcement (approximately $220 million for the three months ended March 31, 2017), primarily resulting from employee workforce reductions and accelerated depreciation from expected early site exits. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Other restructuring charges recognized prior to the above actions were primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. In addition, accelerated depreciation and other charges were incurred in connection with early exits of a manufacturing site in Ireland and R&D site in the U.S.

Employee workforce reductions were approximately 900 and 100 for the three months ended March 31, 2017 and 2016, respectively, across all geographic regions for manufacturing, selling, administrative and R&D personnel.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Employee termination costs	$161	$4
Other termination costs	3	—
Provision for restructuring	164	4
Accelerated depreciation	70	14
Asset impairments	2	—
Other shutdown costs	—	3
Total charges	$236	$21

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Cost of products sold	$—	$4
Research and development	72	13
Other (income)/expense	164	4
Total charges	$236	$21

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Liability at January 1	$114	$125
Charges	170	8
Change in estimates	(6)	(4)
Provision for restructuring	164	4
Foreign currency translation	1	—
Spending	(44)	(33)
Liability at March 31	$235	$96

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Earnings Before Income Taxes	$1,955	$1,655
Provision for Income Taxes	429	449
Effective tax rate	21.9%	27.1%

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

Jurisdictional tax rates and other tax impacts attributed to R&D charges, divestiture transactions and other discrete pretax items increased the effective tax rate by 1.7% and 4.4% in the three months ended March 31, 2017 and 2016, respectively, including non-deductible R&D asset acquisition charges and goodwill allocated to business divestitures. The tax impact for discrete items are reflected immediately and are not considered in estimating the annual effective tax rate.

The adoption of the amended guidance for intra-entity transfers of assets other than inventory and share-based payment transactions reduced the effective tax rate by 2.1% in the three months ended March 31, 2017. Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

BMS is currently under examination by a number of tax authorities which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2017 could decrease in the range of approximately $255 million to $315 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time.

Note 8. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2017	2016
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,574	$1,195

Weighted-average common shares outstanding – basic	1,662	1,669
Incremental shares attributable to share-based compensation plans	9	11
Weighted-average common shares outstanding – diluted	1,671	1,680

Earnings per Common Share:
Basic	$0.95	$0.72
Diluted	$0.94	$0.71

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2017		December 31, 2016
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - Money market and other securities	$—	$3,256	$—	$3,532
Marketable securities:
Certificates of deposit	—	419	—	27
Commercial paper	—	480	—	750
Corporate debt securities	—	3,869	—	3,947
Equity funds	—	109	—	101
Fixed income funds	—	7	—	7
Derivative assets	—	29	—	75
Equity investments	30	—	24	—
Derivative liabilities	—	(24)	—	(30)

As further described in "Note 9. Financial Instruments and Fair Value Measurements" in our 2016 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of March 31, 2017 and December 31, 2016.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

	March 31, 2017				December 31, 2016
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$419	$—	$—	$419	$27	$—	$—	$27
Commercial paper	480	—	—	480	750	—	—	750
Corporate debt securities	3,864	11	(6)	3,869	3,945	10	(8)	3,947
Equity investments	31	4	(5)	30	31	—	(7)	24
Total	$4,794	$15	$(11)	$4,798	$4,753	$10	$(15)	$4,748

Dollars in Millions	March 31, 2017	December 31, 2016
Current marketable securities(a)	$2,199	$2,113
Non-current marketable securities(b)	2,685	2,719
Other assets	30	24
Total	$4,914	$4,856

(a)
The fair value option for financial assets was elected for investments in equity and fixed income funds. The fair value of these investments were $116 million at March 31, 2017 and $108 million at December 31, 2016 and included in current marketable securities.

(b)	All non-current marketable securities mature within five years as of March 31, 2017 and December 31, 2016.

Qualifying Hedges and Non-Qualifying Derivatives
The following table summarizes the fair value of outstanding derivatives:

	March 31, 2017				December 31, 2016
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$1,505	$(5)	$750	$1	$755	$(3)
Forward starting interest rate swap contracts	—	—	—	—	500	8	250	(11)
Foreign currency forward contracts	507	29	536	(17)	967	66	198	(9)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	71	—	137	(2)	106	—	360	(7)

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.

Cash Flow Hedges — The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($584 million) and Japanese yen ($252 million) at March 31, 2017. BMS terminated forward starting interest rate swap contracts in the first quarter of 2017 with an aggregate notional value of $750 million. The proceeds and related gain were not material.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,026 million) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates.

Fair Value Hedges — The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016 generating proceeds of $43 million (including accrued interest).

Debt Obligations
Short-term debt obligations includes:

Dollars in Millions	March 31, 2017	December 31, 2016
Bank drafts and short-term borrowings	$448	$243
Current portion of long-term debt	749	749
Total	$1,197	$992

Long-term debt and the current portion of long-term debt includes:

Dollars in Millions	March 31, 2017	December 31, 2016
Principal Value	$7,800	$6,261
Adjustments to Principal Value:
Fair value of interest rate swap contracts	(5)	(2)
Unamortized basis adjustment from swap terminations	280	287
Unamortized bond discounts and issuance costs	(89)	(81)
Total	$7,986	$6,465

Current portion of long-term debt	$749	$749
Long-term debt	7,237	5,716

The fair value of debt was $8,411 million at March 31, 2017 and $6,932 million at December 31, 2016 valued using Level 2 inputs. Interest payments were $43 million and $33 million for the three months ended March 31, 2017 and 2016, respectively, net of amounts related to interest rate swap contracts.

On February 27, 2017, BMS issued senior unsecured notes in a registered public offering. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time prior to maturity at a predetermined redemption price. The following table summarizes the note issuances:

Amounts in Millions	2017
Principal Value:
1.600% Notes due 2019	$750
3.250% Notes due 2027	750
Total	$1,500

Proceeds net of discount and deferred loan issuance costs	$1,488

Note 10. RECEIVABLES

Dollars in Millions	March 31, 2017	December 31, 2016
Trade receivables	$4,247	$3,948
Less charge-backs and cash discounts	(123)	(126)
Less bad debt allowances	(41)	(48)
Net trade receivables	4,083	3,774
Alliance receivables	897	903
Prepaid and refundable income taxes	243	627
Other	271	239
Receivables	$5,494	$5,543

Non-U.S. receivables sold on a nonrecourse basis were $120 million and $159 million for the three months ended March 31, 2017 and 2016, respectively. Receivables from our three largest pharmaceutical wholesalers in the U.S. represented 65% and 66% of total trade receivables at March 31, 2017 and December 31, 2016, respectively.

Note 11. INVENTORIES

Dollars in Millions	March 31, 2017	December 31, 2016
Finished goods	$415	$310
Work in process	1,038	988
Raw and packaging materials	230	264
Total inventories	$1,683	$1,562

Inventories	$1,384	$1,241
Other assets	299	321

Other assets include inventory pending regulatory approval of $58 million at March 31, 2017 and $54 million at December 31, 2016 and other amounts expected to remain on-hand beyond one year.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2017	December 31, 2016
Land	$107	$107
Buildings	4,952	4,930
Machinery, equipment and fixtures	3,324	3,287
Construction in progress	938	849
Gross property, plant and equipment	9,321	9,173
Less accumulated depreciation	(4,301)	(4,193)
Property, plant and equipment	$5,020	$4,980

Depreciation expense was $166 million and $103 million for the three months ended March 31, 2017 and 2016, respectively.

Note 13. OTHER INTANGIBLE ASSETS

Dollars in Millions	March 31, 2017	December 31, 2016
Licenses	$564	$564
Developed technology rights	2,357	2,357
Capitalized software	1,344	1,441
IPRD	32	107
Gross other intangible assets	4,297	4,469
Less accumulated amortization	(3,021)	(3,084)
Other intangible assets	$1,276	$1,385

Amortization expense was $47 million and $44 million for the three months ended March 31, 2017 and 2016, respectively.

Note 14. ACCRUED LIABILITIES

Dollars in Millions	March 31, 2017	December 31, 2016
Rebates and returns	$1,677	$1,680
Dividends	646	660
Research and development	620	718
Employee compensation and benefits	361	818
Branded Prescription Drug Fee	257	234
Restructuring	182	90
Royalties	181	246
Pension and postretirement benefits	41	44
Litigation and other settlements	36	43
Other	776	738
Accrued liabilities	$4,777	$5,271

Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2016	2,208	$221	$1,459	$(2,468)	$31,613	539	$(16,559)	$158
Net earnings	—	—	—	—	1,195	—	—	11
Other comprehensive loss	—	—	—	(225)	—	—	—	—
Cash dividends	—	—	—	—	(632)	—	—	—
Stock repurchase program	—	—	—	—	—	4	(231)	—
Stock compensation	—	—	44	—	—	(4)	(31)	—
Distributions	—	—	—	—	—	—	—	(4)
Balance at March 31, 2016	2,208	$221	$1,503	$(2,693)	$32,176	539	$(16,821)	$165

Balance at December 31, 2016	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170
Accounting change - cumulative effect(a)	—	—	—	—	(787)	—	—	—
Adjusted balance at January 1, 2017	2,208	$221	$1,725	$(2,503)	$32,726	536	$(16,779)	$170
Net earnings	—	—	—	—	1,574	—	—	11
Other comprehensive income	—	—	—	89	—	—	—	—
Cash dividends	—	—	—	—	(642)	—	—	—
Stock repurchase program	—	—	(400)	—	—	29	(1,600)	—
Stock compensation	—	—	12	—	—	(4)	(7)	—
Variable interest entity	—	—	—	—	—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(3)
Balance at March 31, 2017	2,208	$221	$1,337	$(2,414)	$33,658	561	$(18,386)	$119

(a)	Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

BMS has a stock repurchase program authorized by its Board of Directors allowing for repurchases in the open market or through private transactions, including plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In February 2017, BMS executed accelerated share repurchase agreements to repurchase an aggregate $2 billion of common stock as part of our existing share repurchase authorization. The agreements were funded through a combination of debt and cash. Approximately 29 million shares of BMS common stock, representing approximately 80% of the notional amount of the agreements, were delivered to BMS and included in treasury stock. The agreements are expected to settle during the second quarter of 2017, upon which additional shares of common stock may be delivered to BMS or, under certain circumstances, BMS may be required to make a cash payment or may elect to deliver shares of BMS common stock to the counterparties. The total number of shares to be delivered or the amount of such payment, as well as the final average price per share, will be based on the volume-weighted average price, less a discount, of BMS common stock during the term of the transaction.

The components of other comprehensive income/(loss) were as follows:

	2017			2016
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:
Unrealized losses	$(18)	$7	$(11)	$(126)	$42	$(84)
Reclassified to net earnings(a)	(22)	4	(18)	(4)	2	(2)
Derivatives qualifying as cash flow hedges	(40)	11	(29)	(130)	44	(86)
Pension and postretirement benefits:
Actuarial gains/(losses)	58	(18)	40	(292)	103	(189)
Amortization(b)	19	3	22	17	(3)	14
Curtailments and settlements(c)	33	(12)	21	22	(8)	14
Pension and postretirement benefits	110	(27)	83	(253)	92	(161)
Available-for-sale securities	9	(3)	6	27	(14)	13
Foreign currency translation	21	8	29	2	7	9
	$100	$(11)	$89	$(354)	$129	$(225)

(a)	Included in cost of products sold

(b)	Included in cost of products sold, research and development and marketing, selling and administrative expenses

(c)	Included in other (income)/expense

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	March 31, 2017	December 31, 2016
Derivatives qualifying as cash flow hedges	$9	$38
Pension and other postretirement benefits	(2,014)	(2,097)
Available-for-sale securities	(1)	(7)
Foreign currency translation	(408)	(437)
Accumulated other comprehensive loss	$(2,414)	$(2,503)

Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Service cost – benefits earned during the year	$6	$6
Interest cost on projected benefit obligation	48	51
Expected return on plan assets	(103)	(104)
Amortization of prior service credits	(1)	(1)
Amortization of net actuarial loss	21	19
Curtailments and settlements	33	22
Special termination benefits	—	1
Net periodic benefit cost/(credit)	$4	$(6)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $490 million at March 31, 2017 and $600 million at December 31, 2016. Defined contribution plan expense in the U.S. was $44 million and $42 million for the three months ended March 31, 2017 and 2016, respectively.

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
Sprycel - European Union
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the EPO seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. In May 2016, the Company appealed the EPO’s decision to the EPO Board of Appeal. In February 2017, the EPO Board of Appeal upheld the Opposition Division's decision, and revoked the ‘038 patent. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expired in November 2016. The EPO Board of Appeal's decision does not affect the validity of our other Sprycel patents within and outside Europe, including different patents that cover the monohydrate form of dasatinib and the use of dasatinib to treat chronic myelogenous leukemia (CML). Additionally, in February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision on European Patent No. 1610780 and its claim to the use of dasatinib to treat CML, which the EPO's Opposition Division had revoked in October 2012. The Company intends to take appropriate legal actions to protect Sprycel. We may experience a decline in European revenues in the event that generic dasatinib product enters the market.

Anti-PD-1 Antibody Patent Oppositions and Litigation
On January 20, 2017, BMS and Ono announced the companies have signed a global patent license agreement with Merck to settle all patent-infringement litigation related to Merck’s PD-1 antibody Keytruda* (pembrolizumab). The agreement resulted in the dismissal with prejudice of all patent litigation between the companies pertaining to Keytruda*. BMS and Ono had asserted in litigation that Merck’s sale of Keytruda* infringed the companies’ patents relating to the use of PD-1 antibodies to treat cancer in the U.S., Europe (UK, Netherlands, France, Germany, Ireland, Spain and Switzerland), Australia and Japan.
As part of the agreement, Merck made an initial payment of $625 million to BMS and Ono, of which BMS received $481 million. Merck is also obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2017 through December 31, 2023, and 2.5% from January 1, 2024 through December 31, 2026. Under the agreement, the companies have also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each parties' legal fees.
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship of five related U.S. patents directed to methods of treating cancer using a PD-1 antibody. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents.
Eliquis Patent Litigation
In February, March and April 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed abbreviated new drug applications (ANDAs) seeking approval of generic versions of Eliquis. As a result, the three Eliquis patents listed in the FDA Orange Book have now been challenged, including a composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia.
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
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of approximately 2,000 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The Company has agreed in principle to resolve over 15 of these claims. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. The plaintiffs in the MDL have appealed to the U.S. Court of Appeals for the Ninth Circuit and the JCCP plaintiffs have appealed to the California Court of Appeal. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca. It is not possible to reasonably predict the outcome of any lawsuit, claim or proceeding or the potential impact on the Company.

Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify. Plaintiffs allege Abilify caused them to engage in compulsive gambling and other impulse control disorders. There have been over 160 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. There have been over 130 cases filed in state and federal courts in the United States and two cases filed in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Southern District of New York.
SHAREHOLDER DERIVATIVE LITIGATION
Since December 2015, three shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the Securities and Exchange Commission of alleged Foreign Corrupt Practices Act violations in China in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest. Two of the lawsuits have been dismissed, and the Company has filed a motion to dismiss the remaining lawsuit.
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
Abilify* State Attorneys General Investigation
In March 2009, the Company received a letter from the Delaware Attorney General’s Office advising of a multi-state coalition (Coalition) investigating whether certain Abilify* marketing practices violated those respective states’ consumer protection statutes. The Company and the Executive Committee of the Coalition have reached a settlement in this matter, and all but one of the states (New Mexico) that are members of the Coalition are participating in the settlement. Consent decrees were entered into with all participating states in December 2016 and settlement payments have been issued to all participating states.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $63 million at December 31, 2016, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The $63 million includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
Bristol-Myers Squibb Company is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Our strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our four strategic priorities are to drive business performance, continue to build a strong franchise in IO, maintain a diversified portfolio both within and outside of IO, and continue our disciplined approach to capital allocation, including establishing partnerships and collaborations as an essential component of successfully delivering transformational medicines to patients. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Our revenues increased by 12% for the three months ended March 31, 2017 as a result of higher demand for our prioritized brands including Opdivo and Eliquis partially offset by increased competition for established brands, primarily Daklinza. The increase in GAAP EPS from $0.71 in 2016 to $0.94 in 2017 was due to higher revenues and the patent-infringement litigation settlement related to Merck's PD-1 antibody Keytruda* partially offset by higher restructuring related charges and lower divestiture related income. After adjusting for litigation settlements, divestiture gains and other specified items, non-GAAP EPS increased from $0.74 in 2016 to $0.84 in 2017.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2017	2016
Total Revenues	$4,929	$4,391

Diluted Earnings Per Share
GAAP	0.94	0.71
Non-GAAP	0.84	0.74

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

Significant Product and Pipeline Approvals

The following is a summary of significant approvals received in 2017.

Product	Date	Approval
Opdivo	March 2017	Approval for the treatment of recurrent or metastatic HNC in Japan, received by our alliance partner, Ono.
	February 2017	FDA approval for the treatment of patients with previously treated locally advanced or metastatic urothelial carcinoma, a type of bladder cancer.
Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2017.

Acquisition and Licensing Arrangements
Acquisition and licensing transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrosis. Significant transactions entered into in 2017 are summarized below:

CytomX
In April 2017, BMS and CytomX, a biopharmaceutical company developing investigational Probody therapeutics for the treatment of cancer, expanded their 2014 strategic collaboration to discover novel therapies that will include up to eight additional targets using CytomX’s proprietary Probody platform. As part of the original May 2014 collaboration to discover, develop and commercialize Probody therapeutics, BMS selected four oncology targets, including CTLA-4. In the collaboration to date, BMS has progressed the CTLA-4 Probody therapeutic to Investigational New Drug-enabling studies and the three other programs are in the lead discovery and optimization phase. Under the terms of the expanded agreement, CytomX will grant BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets.

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended March 31,
	Total Revenues		2017 vs. 2016
Dollars in Millions	2017	2016	Total Change	Foreign Exchange(b)
United States	$2,738	$2,537	8%	—
Europe	1,146	870	32%	(5)%
Rest of the World	925	840	10%	1%
Other(a)	120	144	(17)%	N/A
Total	$4,929	$4,391	12%	(1)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased due to higher demand for Eliquis and Opdivo partially offset by lower demand for Daklinza and Sustiva due to increased competition. Average U.S. net selling prices increased by approximately 3% after charge-backs, rebates and discounts. Refer to “—Product Revenues” below for additional information.
Europe and Rest of the World revenues increased due to higher demand for Opdivo and Eliquis. No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2017 and 2016. Our business is typically not seasonal.

GTN Adjustments
The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows (excluding alliance and other revenues such as Atripla*):

	Three Months Ended March 31,
Dollars in Millions	2017	2016	% Change
Gross product sales	$5,862	$4,966	18%
GTN adjustments:
Charge-backs and cash discounts	(438)	(352)	24%
Medicaid and Medicare rebates	(384)	(260)	48%
Other rebates, returns, discounts and adjustments	(460)	(390)	18%
Total GTN adjustments	(1,282)	(1,002)	28%
Net product sales	$4,580	$3,964	16%

GTN adjustments percentage	22%	20%	2%
U.S.	28%	25%	3%
Non-U.S.	12%	12%	—
Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $49 million and $31 million in the three months ended March 31, 2017 and 2016, respectively. Changes to GTN adjustments are primarily a function of changes in product sales volume, regional and payer channel mix, contractual and legislative discounts and rebates (primarily Eliquis).

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2017	2016	% Change
Prioritized Brands
Opdivo	$1,127	$704	60%
U.S.	761	594	28%
Non-U.S.	366	110	**

Eliquis	1,101	734	50%
U.S.	699	468	49%
Non-U.S.	402	266	51%

Orencia	535	475	13%
U.S.	362	321	13%
Non-U.S.	173	154	12%

Sprycel	463	407	14%
U.S.	247	210	18%
Non-U.S.	216	197	10%

Yervoy	330	263	25%
U.S.	243	199	22%
Non-U.S.	87	64	36%

Empliciti	53	28	89%
U.S.	36	28	29%
Non-U.S.	17	—	N/A

Established Brands
Hepatitis C Franchise	162	427	(62)%
U.S.	42	259	(84)%
Non-U.S.	120	168	(29)%

Baraclude	282	291	(3)%
U.S.	14	17	(18)%
Non-U.S.	268	274	(2)%

Sustiva Franchise	184	273	(33)%
U.S.	153	228	(33)%
Non-U.S.	31	45	(31)%

Reyataz Franchise	193	221	(13)%
U.S.	88	120	(27)%
Non-U.S.	105	101	4%

Other Brands	499	568	(12)%
U.S.	93	93	—
Non-U.S.	406	475	(15)%
**    Change in excess of 100%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including melanoma, head and neck, lung, kidney, bladder and blood and continues to be investigated across other tumor types and disease areas.

•	U.S. revenues increased due to higher demand. We expect increased competition for Opdivo in 2017.

•	International revenues increased due to higher demand as a result of launches of additional indications and approvals in new countries.
Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. and international revenues increased due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains.
Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased due to higher average net selling prices and demand.

•	International revenues increased due to higher demand.
Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues increased due to higher demand and average net selling prices.

•	International revenues increased due to higher demand.
Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased due to higher demand and average net selling prices.

•	International revenues increased due to higher demand.
Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

•	Empliciti was launched in the U.S. in December 2015, in the EU in May 2016 and in Japan in September 2016.
Hepatitis C Franchise — Daklinza (daclatasvir) - an NS5A replication complex inhibitor; Sunvepra (asunaprevir) - an NS3 protease inhibitor; and beclabuvir - an NS5B inhibitor.

•	U.S. and international revenues decreased due to lower demand resulting from increased competition.
Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues remained relatively flat.
Sustiva (efavirenz) Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•
U.S. revenues continued to decrease due to lower demand resulting from increased competition. The loss of exclusivity for Sustiva is expected in December 2017 which may result in the termination of the joint venture agreement with Gilead and may further reduce revenues beyond 2017.

•	International revenues continued to decrease due to Sustiva's loss of exclusivity in Europe.
Reyataz (atazanavir sulfate) Franchise — Includes Reyataz - a protease inhibitor for the treatment of HIV and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost* (cobicistat).

•
U.S. revenues continued to decrease due to lower demand resulting from increased competition. The loss of exclusivity is expected in December 2017 and we may experience a higher decline in revenues in future periods due to generic competition.

•	International revenues increased due to the timing of government purchases in certain countries partially offset by lower demand resulting from increased competition.
Other Brands — includes all other products, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

•	International revenues decreased due to out-licensing and divestiture of certain other brands.

Estimated End-User Demand
Pursuant to the SEC Consent Order described in our 2016 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2017. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at December 31, 2016.
Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at September 30, 2016. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Fervex, a cold and flu product, had 2.6 months of inventory on hand at direct customers compared to 4.8 months of inventory on hand at September 30, 2016. The level of inventory on hand was attributable to France to support product seasonality.
Perfalgan, an analgesic product, had 3.0 months of inventory on hand internationally at direct customers compared to 2.4 months of inventory on hand at September 30, 2016. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2017 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2017	2016	% Change
Cost of products sold	$1,259	$1,052	20%
Marketing, selling and administrative	1,074	1,068	1%
Research and development	1,288	1,136	13%
Other (income)/expense	(647)	(520)	24%
Total Expenses	$2,974	$2,736	9%

Cost of products sold increased due to higher Eliquis profit sharing of approximately $175 million.

Research and development expenses increased due to higher IPRD impairment charges, accelerated depreciation and expansion of Opdivo development programs and capabilities partially offset by lower license and asset acquisition charges.

•	IPRD impairment charges were $75 million in 2017 for FS102 which was part of our alliance with F-Star Alpha.

•
Accelerated depreciation was $70 million in 2017 and $13 million in 2016 as a result of the expected exit of additional R&D sites in the U.S. Accelerated depreciation results from the reduction in the estimated useful lives of the related assets for each site at various dates through 2020 and is expected to approximate $270 million in 2017.

•	License and asset acquisition charges were $50 million in 2017 and $125 million in 2016 including a $100 million milestone payment to former shareowners of Flexus in 2016.

Other income increased due to higher litigation and other settlements partially offset by higher restructuring charges and lower divestiture gains.

•
Litigation and other settlements were income of $484 million in 2017 and expense of $43 million in 2016 including BMS's share of a patent-infringement litigation settlement related to Merck's PD-1 antibody Keytruda* in 2017.

•
Restructuring charges were $164 million in 2017 and $4 million in 2016. In October 2016, the Company announced changes to its operating model to drive the Company’s continued success in the near- and long-term through a more focused investment in commercial opportunities for key brands and markets, a competitive and more agile R&D organization that can accelerate the pipeline, streamlined operations and realigned manufacturing capabilities that broaden biologics capabilities to reflect the current and future portfolio as well as streamline and simplify our small-molecule supply network. The new operating model will enable the Company to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities across the Company. Restructuring charges of approximately $300 million are expected to be incurred in 2017 for all actions in addition to accelerated depreciation impacts resulting from early site exits.

•
Divestiture gains were $127 million in 2017 and $270 million in 2016 including additional contingent consideration for the diabetes business ($100 million) in 2017 and the investigational HIV medicines business ($269 million) in 2016.

Refer to "Item 1. Financial Statements—Note 3. Alliances, Note 5. Other (Income)/Expense, Note 6. Restructuring and Note 17. Legal Proceedings and Contingencies" and "—Non-GAAP Financial Measures - Specified Items" for further information.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Earnings Before Income Taxes	$1,955	$1,655
Provision for Income Taxes	429	449
Effective tax rate	21.9%	27.1%

The jurisdictional tax rates and other tax impacts attributed to R&D charges, divestiture transactions and other specified items increased the effective tax rate by 1.7% and 4.4% in the three months ended March 31, 2017 and 2016, respectively. In addition, the adoption of amended income tax accounting guidance reduced the effective tax rate by 2.1% in the first quarter of 2017. Refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards and Note 7. Income Taxes" for further discussion.

Comprehensive U.S. tax reform continues to be discussed and proposed, including among other items, changes to the corporate tax rate, a border adjustment tax and changes to how the U.S. taxes foreign earnings. It is currently uncertain whether any of these changes will be enacted, and if so, the effective dates. If comprehensive tax reform occurs, our financial condition, results of operations and cash flows could be significantly impacted, however, we are unable to determine the potential impact at this time.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including restructuring costs, accelerated depreciation and impairment of property, plant and equipment and intangible assets, R&D charges in connection with the acquisition or licensing of third party intellectual property rights, divestiture and debt redemption gains or losses, pension charges and legal and other contractual settlements, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Cost of products sold(a)	$—	$4

License and asset acquisition charges	50	125
IPRD impairments	75	—
Accelerated depreciation and other	72	13
Research and development	197	138

Provision for restructuring	164	4
Litigation and other settlements	(481)	43
Divestiture gains	(100)	(269)
Pension charges	33	22
Intangible asset impairments	—	15
Other (income)/expense	(384)	(185)

Decrease to pretax income	(187)	(43)
Income taxes on specified items	72	83
Increase/(decrease) to net earnings	(115)	40
Noncontrolling interest	(59)	—
Increase/(decrease) to net earnings used for diluted Non-GAAP EPS calculation	$(174)	$40

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2017	2016
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,574	$1,195
Specified Items	(174)	40
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,400	$1,235

Average Common Shares Outstanding – Diluted	1,671	1,680

Diluted Earnings Per Share – GAAP	$0.94	$0.71
Diluted EPS Attributable to Specified Items	(0.10)	0.03
Diluted Earnings Per Share – Non-GAAP	$0.84	$0.74

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	March 31, 2017	December 31, 2016
Cash and cash equivalents	$3,910	$4,237
Marketable securities – current	2,199	2,113
Marketable securities – non-current	2,685	2,719
Cash, cash equivalents and marketable securities	8,794	9,069
Short-term debt obligations	(1,197)	(992)
Long-term debt	(7,237)	(5,716)
Net cash position	$360	$2,361

Cash, cash equivalents and marketable securities held in the U.S. were approximately $400 million at March 31, 2017. Most of the remaining $8.4 billion is held primarily in low-tax jurisdictions attributable to earnings expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital and maturities of long-term debt. Long-term debt with a principal value of $750 million matures in August 2017.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

The Company agreed to repurchase $2.0 billion of common stock in February 2017 through accelerated share repurchase agreements, which were funded by $1.5 billion of new debt issuance and cash. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements and Note 15. Equity" for further information.

Dividend payments were $655 million and $641 million in the three months ended March 31, 2017 and 2016, respectively. Dividends declared per common share were $0.39 and $0.38 in the three months ended March 31, 2017 and 2016, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were approximately $1.2 billion in 2016 and are expected to be approximately $1.0 billion in 2017 and $900 million in 2018. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

Our investment portfolio includes non-current marketable securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and duration of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further information.

We currently have three separate revolving credit facilities totaling $5 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364 day $2.0 billion facility expires in March 2018 and our two $1.5 billion facilities were extended to October 2020 and July 2021. Our two $1.5 billion facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at March 31, 2017 and December 31, 2016.

Additional regulations in the U.S. could be passed in the future including additional healthcare reform initiatives, comprehensive tax reform, additional pricing laws and potential importation restrictions which may reduce our results of operations, operating cash flow, liquidity and financial flexibility. We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts and creditworthiness of our customers. We believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

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

Cash Flows
The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2017	2016
Cash flow provided by/(used in):
Operating activities	$861	$(228)
Investing activities	(203)	1,426
Financing activities	(1,013)	(950)
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

The $1.1 billion change in cash flow from operating activities compared to 2016 was primarily attributable to:

•	Lower income tax payments of approximately $500 million; and

•	BMS's share of litigation settlement proceeds of $481 million related to Merck's PD-1 antibody Keytruda*.
Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $1.6 billion change in cash flow from investing activities compared to 2016 was primarily attributable to:

•	Lower net proceeds from sales, purchases and maturities of marketable securities of $1.3 billion.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $63 million change in cash flow from financing activities compared to 2016 was primarily attributable to:

•	Higher repurchase of common stock of $1.8 billion.
Partially offset by:

•	Long-term debt proceeds of $1.5 billion in 2017; and

•	Higher net short-term borrowings of approximately $200 million in 2017, consisting primarily of a short-term revolving line of credit.

Product and Pipeline Developments
We manage our R&D programs on a portfolio basis, investing resources in each stage from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early- and late-stage programs to support future growth. We consider our R&D programs that have entered into Phase III development to be significant, as these programs constitute our late-stage development pipeline. These programs include both investigational compounds in Phase III development for initial indications and marketed products in Phase III development for additional indications or formulations. The following are the recent developments in our marketed products and our late-stage pipeline:

Product	Indication	Date	Developments
Opdivo	Biliary Tract Cancer	April 2017	BMS and Ono announced Opdivo was designated for the treatment of biliary tract cancer under the Sakigake Designation System in Japan, which offers priority consultation and review.
	cHL	April 2017
FDA approval for an updated indication for Opdivo for the treatment of adult patients with cHL that have relapsed or progressed after auto-HSCT and brentuximab vedotin, or three or more lines of systemic therapy that includes auto-HSCT.

	CRC	April 2017
Announced FDA accepted for priority review a supplemental Biologics License Application that seeks to extend the use of Opdivo in previously treated mismatch repair deficient or microsatellite instability high metastatic CRC. The FDA action date is August 2, 2017.

	Gastric Cancer	January 2017
Announced results of ONO-4538-12, a Phase III trial evaluating Opdivo in patients with previously treated advanced gastric cancer refractory to or intolerant of standard therapy. Ono, our alliance partner, conducted the trial.

	GBM	April 2017
Announced CheckMate-143, a randomized Phase III trial evaluating the efficacy and safety of Opdivo in patients with first recurrence of GBM did not meet its primary endpoint of improved overall survival over bevacizumab monotherapy.

	HNC	April 2017
BMS and Incyte announced the companies will advance their clinical development program evaluating the combination of epacadostat, Incyte's investigational oral selective IDO1 enzyme inhibitor, with Opdivo into a Phase III registrational study in first-line HNC.

		March 2017	Approval for the treatment of recurrent or metastatic HNC in Japan, received by our alliance partner, Ono.
		March 2017	Announced the CHMP has recommended the approval of Opdivo as monotherapy for the treatment of SCCHN in adults progressing on or after platinum-based therapy.
	mUC	April 2017
Announced the CHMP has recommended the approval of Opdivo as monotherapy for the treatment of patients with previously treated locally advanced or metastatic urothelial carcinoma, a type of bladder cancer.

		February 2017	FDA approval for the treatment of patients with previously treated locally advanced or metastatic urothelial carcinoma, a type of bladder cancer.
	NSCLC	April 2017	Announced five-year overall survival data from study CA209-003, a Phase I study evaluating Opdivo in patients with previously treated advanced NSCLC.
April 2017
BMS and Incyte announced the companies will advance their clinical development program evaluating the combination of epacadostat with Opdivo into a Phase III registrational study in first-line NSCLC across the spectrum of PD-L1 expression.

	RCC	February 2017
BMS and Exelixis announced a clinical development collaboration to evaluate Cabometyx* (cabozantinib), Exelixis's small molecule inhibitor of receptor tyrosine kinases, with Opdivo, either alone or in combination with Yervoy. The agreement is expected to include a Phase III trial in first-line RCC with additional trials planned in bladder cancer, HCC and potentially other tumor types.

Opdivo+Yervoy	Melanoma	April 2017	Announced overall survival data from CheckMate-067, a Phase III trial evaluating Opdivo alone or in combination with Yervoy in patients with previously untreated advanced melanoma.

Eliquis	Non-Valvular Atrial Fibrillation	March 2017
Announced findings from a real-world data analysis of the U.S. Medicare database comparing the risk of stroke or systemic embolism and rate of major bleeding among patients with non-valvular atrial fibrillation who were treated with direct oral anticoagulants versus warfarin.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2016 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2017	27,223	$58.45	—	$4,137
February 1 to 28, 2017	28,700,454	$55.77	28,689,260	$2,137
March 1 to 31, 2017	1,338,495	$58.27	—	$2,137
Three months ended March 31, 2017	30,066,172		28,689,260

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock and in June 2012 increased its authorization for the repurchase of common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of common stock. The stock repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 15. Equity" for information on the accelerated share repurchase agreements.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Plavix is a trademark of Sanofi and Tybost is a trademark of Gilead Sciences Ireland UC. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
AstraZeneca	AstraZeneca PLC
auto-HSCT	autologous hematopoietic stem cell transplantation
Biogen	Biogen Inc.
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
cHL	classical Hodgkin lymphoma
CHMP	Committee for Medicinal Products for Human Use
CRC	colorectal cancer
CytomX	CytomX Therapeutics, Inc.
EPO	European Patent Office
EPS	earnings per share
EU	European Union
Exelixis	Exelixis, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Flexus	Flexus Biosciences, Inc.
F-Star Alpha	F-Star Alpha Ltd.
GAAP	U.S. generally accepted accounting principles
GBM	glioblastoma multiforme
Gilead	Gilead Sciences, Inc.
GTN	Gross-to-Net
HCC	Hepatocellular carcinoma
HIV	human immunodeficiency virus
HNC	head and neck cancer
iPierian	iPerian, Inc.
Incyte	Incyte Corporation
IO	immuno-oncology
IPRD	In-process research and development
Merck	Merck & Co., Inc.
mUC	metastatic urothelial carcinoma
NKT	natural killer T cells
NSCLC	non-small cell lung cancer
PD-1	programmed death receptor-1
OCI	Other Comprehensive Income
Ono	Ono Pharmaceutical Co., Ltd.
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017
R&D	Research and Development
RA	rheumatoid arthritis
RCC	renal cell carcinoma
Reckitt	Reckitt Benckiser Group plc
SCCHN	squamous cell carcinoma of the head and neck
SEC	Securities and Exchange Commission
UK	United Kingdom
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 27, 2017	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	April 27, 2017	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer