Form 10-Q
period 2017-06-30
BRISTOL MYERS SQUIBB CO
filed 2017-07-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At June 30, 2017, there were 1,639,926,446 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
JUNE 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.
Controls and Procedures	34

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	34

Item 1A.
Risk Factors	34

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.
Exhibits	35

Summary of Abbreviated Terms	36
Signatures	37

*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2017	2016	2017	2016
Net product sales	$4,770	$4,432	$9,350	$8,396
Alliance and other revenues	374	439	723	866
Total Revenues	5,144	4,871	10,073	9,262

Cost of products sold	1,562	1,206	2,821	2,258
Marketing, selling and administrative	1,167	1,238	2,241	2,306
Research and development	1,659	1,266	2,947	2,402
Other (income)/expense	(539)	(454)	(1,186)	(974)
Total Expenses	3,849	3,256	6,823	5,992

Earnings Before Income Taxes	1,295	1,615	3,250	3,270
Provision for Income Taxes	373	427	802	876
Net Earnings	922	1,188	2,448	2,394
Net Earnings/(Loss) Attributable to Noncontrolling Interest	6	22	(42)	33
Net Earnings Attributable to BMS	$916	$1,166	$2,490	$2,361

Earnings per Common Share
Basic	$0.56	$0.70	$1.51	$1.41
Diluted	$0.56	$0.69	$1.50	$1.41

Cash dividends declared per common share	$0.39	$0.38	$0.78	$0.76

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2017	2016	2017	2016
Net Earnings	$922	$1,188	$2,448	$2,394
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(31)	(44)	(60)	(130)
Pension and postretirement benefits	(27)	(124)	56	(285)
Available-for-sale securities	13	41	19	54
Foreign currency translation	(8)	16	21	25
Other Comprehensive Income/(Loss)	(53)	(111)	36	(336)

Comprehensive Income	869	1,077	2,484	2,058
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	6	22	(42)	33
Comprehensive Income Attributable to BMS	$863	$1,055	$2,526	$2,025
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data(UNAUDITED)

ASSETS	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$3,470	$4,237
Marketable securities	3,035	2,113
Receivables	5,782	5,543
Inventories	1,217	1,241
Prepaid expenses and other	820	570
Total Current Assets	14,324	13,704
Property, plant and equipment	4,944	4,980
Goodwill	6,861	6,875
Other intangible assets	1,245	1,385
Deferred income taxes	2,572	2,996
Marketable securities	2,580	2,719
Other assets	883	1,048
Total Assets	$33,409	$33,707

LIABILITIES
Current Liabilities:
Short-term debt obligations	$1,306	$992
Accounts payable	1,551	1,664
Accrued liabilities	5,132	5,271
Deferred income	737	762
Income taxes payable	291	152
Total Current Liabilities	9,017	8,841
Deferred income	512	547
Income taxes payable	967	973
Pension and other liabilities	1,181	1,283
Long-term debt	6,911	5,716
Total Liabilities	18,588	17,360

Commitments and contingencies (Note 17)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	1,794	1,725
Accumulated other comprehensive loss	(2,467)	(2,503)
Retained earnings	33,934	33,513
Less cost of treasury stock	(18,783)	(16,779)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,699	16,177
Noncontrolling interest	122	170
Total Equity	14,821	16,347
Total Liabilities and Equity	$33,409	$33,707
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net earnings	$2,448	$2,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	404	155
Deferred income taxes	21	(317)
Stock-based compensation	99	101
Impairment charges	219	68
Pension settlements and amortization	107	83
Divestiture gains and royalties	(411)	(927)
Asset acquisition charges	200	239
Other adjustments	99	(24)
Changes in operating assets and liabilities:
Receivables	(454)	(852)
Inventories	(58)	(111)
Accounts payable	(85)	(36)
Deferred income	(2)	263
Income taxes payable	465	(442)
Other	(607)	(383)
Net Cash Provided by Operating Activities	2,445	211
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,283	2,794
Purchase of marketable securities	(3,041)	(1,195)
Capital expenditures	(539)	(503)
Divestiture and other proceeds	389	1,003
Acquisition and other payments	(319)	(267)
Net Cash Provided by/(Used in) Investing Activities	(1,227)	1,832
Cash Flows From Financing Activities:
Short-term debt obligations, net	300	17
Issuance of long-term debt	1,488	—
Repayment of long-term debt	(474)	—
Repurchase of common stock	(2,000)	(231)
Dividends	(1,298)	(1,276)
Other	(35)	(12)
Net Cash Used in Financing Activities	(2,019)	(1,502)
Effect of Exchange Rates on Cash and Cash Equivalents	34	8
Increase/(Decrease) in Cash and Cash Equivalents	(767)	549
Cash and Cash Equivalents at Beginning of Period	4,237	2,385
Cash and Cash Equivalents at End of Period	$3,470	$2,934
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2017 and December 31, 2016, the results of operations for the three and six months ended June 30, 2017, and cash flows for the six months ended June 30, 2017 and 2016. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Recently Adopted Accounting Standards
Share-based Payment Transactions
Amended guidance for share-based payment transactions was adopted in the first quarter of 2017. Net excess tax benefits of $23 million for the six months ended June 30, 2017 were recognized prospectively as a reduction of tax expense rather than capital in excess of par value of stock. Net excess tax benefits are also presented as an operating cash flow rather than a financing cash flow, and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements are presented as a financing cash flow rather than an operating cash flow. The changes in cash flow presentation were applied retrospectively and increased operating cash flows and decreased financing cash flows by $105 million for the six months ended June 30, 2017 and $186 million for the six months ended June 30, 2016.

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

Recently Issued Accounting Standards
Presentation of Net Periodic Pension and Postretirement Benefits
In March 2017, the FASB issued amended guidance requiring all net periodic benefit components for defined benefit pension and other postretirement plans other than service costs to be recorded outside of income from operations (other income). The guidance is effective in 2018 on a retrospective basis. The Company expects that annual cost of products sold; marketing, selling and administrative; and research and development expenses will increase by approximately $150 million in the aggregate with a corresponding offset in other income.

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

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting future periods.

Product revenues and the composition of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Prioritized Brands
Opdivo	$1,195	$840	$2,322	$1,544
Eliquis	1,176	777	2,277	1,511
Orencia	650	593	1,185	1,068
Sprycel	506	451	969	858
Yervoy	322	241	652	504
Empliciti	55	34	108	62
Established Brands
Hepatitis C Franchise	112	546	274	973
Baraclude	273	299	555	590
Sustiva Franchise	188	271	372	544
Reyataz Franchise	188	247	381	468
Other Brands	479	572	978	1,140
Total Revenues	$5,144	$4,871	$10,073	$9,262

Net product sales	$4,770	$4,432	$9,350	$8,396
Alliance revenues	326	418	623	827
Other revenues	48	21	100	39
Total Revenues	$5,144	$4,871	$10,073	$9,262

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Revenues from alliances:
Net product sales	$1,705	$1,335	$3,281	$2,566
Alliance revenues	326	418	623	827
Total Revenues	$2,031	$1,753	$3,904	$3,393

Payments to/(from) alliance partners:
Cost of products sold	$667	$495	$1,291	$971
Marketing, selling and administrative	(14)	(8)	(23)	(7)
Research and development	6	(3)	6	30
Other (income)/expense	(148)	(451)	(394)	(704)

Noncontrolling interest, pretax	3	8	5	10

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2017	December 31, 2016
Receivables - from alliance partners	$876	$903
Accounts payable - to alliance partners	622	555
Deferred income from alliances(a)	1,159	1,194

(a)
Includes unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. Amortization of deferred income (primarily related to alliances) was $39 million and $143 million for the six months ended June 30, 2017 and 2016, respectively.

Specific information pertaining to each of our significant alliances is discussed in our 2016 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties and specific accounting policy elections. Significant developments and updates related to alliances during the six months ended June 30, 2017 are set forth below.

AstraZeneca
BMS received $100 million from AstraZeneca as additional contingent consideration for the diabetes business divestiture upon achievement of a regulatory approval milestone in the first quarter of 2017 (included in other income).

F-Star Alpha
In the first quarter of 2017, BMS discontinued development of FS102 (an anti-HER2 antibody fragment) which was in Phase I development for the treatment of breast and gastric cancer. BMS will not exercise its option to purchase F-Star Alpha which was previously consolidated by BMS as a variable interest entity. As a result, an IPRD charge of $75 million was included in R&D expense and attributed to noncontrolling interest in the first quarter of 2017.

Note 4. ACQUISITIONS, DIVESTITURES AND LICENSING ARRANGEMENTS

Acquisitions
Flexus
In the second quarter of 2017, a $100 million milestone was achieved and paid to former stockholders of Flexus as additional contingent consideration following the commencement of a Phase II clinical study of an anti-cancer compound, IDO inhibitor. The additional consideration was included in R&D expense as the Flexus acquisition in 2015 was accounted for as an asset acquisition.
Cardioxyl
In the second quarter of 2017, a $100 million milestone was achieved and paid to former stockholders of Cardioxyl as additional contingent consideration following the commencement of a Phase II clinical study of a cardiovascular compound, Nitroxyl Donor. The additional consideration was included in R&D expense as the Cardioxyl acquisition in 2015 was accounted for as an asset acquisition.

Divestitures
SK Biotek
In the second quarter of 2017, BMS agreed to sell its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek. The divestiture includes the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations. The purchase price is expected to be approximately $150 million subject to inventory levels on the date of closing. The transaction is expected to close in the fourth quarter of 2017 subject to SK Biotek's receipt of certain environmental permits and other customary closing conditions and will be accounted for as a sale of a business. Net assets of approximately $150 million were accounted for as held-for-sale as of June 30, 2017, consisting primarily of inventories and property, plant and equipment, and were included in prepaid expenses and other. The assets were reduced to their estimated relative fair value after considering the purchase price resulting in an impairment charge of $127 million that was included in cost of products sold in the second quarter of 2017. SK Biotek will provide certain manufacturing services for BMS through 2022. Revenues and pretax earnings related to this operation were not material in 2017 and 2016 (excluding the impairment charge).

Licensing Arrangements
CytomX
BMS expanded its strategic collaboration with CytomX to discover novel therapies using CytomX’s proprietary Probody platform in the second quarter of 2017. As part of the original May 2014 collaboration to discover, develop and commercialize Probody therapeutics, BMS selected four oncology targets, including CTLA-4. Pursuant to the expanded agreement, CytomX will grant BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to eight additional targets. BMS paid CytomX $75 million for the rights to the initial four targets which was expensed as R&D prior to 2017. BMS paid $200 million to CytomX for access to the additional targets which was included in R&D expense in the second quarter of 2017. BMS will also reimburse CytomX for certain research costs over the collaboration period, pay up to $448 million upon achievement of contingent development, regulatory and sales milestone events for each collaboration target and future royalties if a product is approved and commercialized.
Biogen
BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy, in the second quarter of 2017. Biogen paid $300 million to BMS which was included in other income in the second quarter of 2017 as BMS has no further performance obligations as part of the agreement. BMS is also entitled to contingent development, regulatory and sales based milestone payments of up to $410 million if achieved as well as future royalties if the product is ultimately approved and commercialized. BMS originally acquired the rights to this compound in 2014 through its acquisition of iPierian. Biogen will assume all of BMS’s remaining obligations to the former stockholders of iPierian.
Roche
BMS out-licensed to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy, in the second quarter of 2017. Roche paid $170 million to BMS which was included in other income in the second quarter of 2017 as BMS has no further performance obligations as part of the agreement. BMS will also be entitled to contingent development and regulatory milestone payments of up to $205 million if achieved and future royalties if the product is ultimately approved and commercialized.

Note 5. OTHER (INCOME)/EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Interest expense	$52	$42	$97	$85
Investment income	(34)	(25)	(67)	(49)
Provision for restructuring	15	18	179	22
Litigation and other settlements(a)	(5)	6	(489)	49
Equity in net income of affiliates	(20)	(20)	(38)	(46)
Divestiture gains	—	(283)	(127)	(553)
Royalties and licensing income(b)	(685)	(167)	(884)	(421)
Transition and other service fees	(13)	(74)	(20)	(127)
Pension charges	36	25	69	47
Intangible asset impairments	—	—	—	15
Equity investment impairment	—	45	—	45
Loss on debt redemption	109	—	109	—
Other	6	(21)	(15)	(41)
Other (income)/expense	$(539)	$(454)	$(1,186)	$(974)

(a)	Includes BMS's share of a patent-infringement litigation settlement of $481 million related to Merck's PD-1 antibody Keytruda* in the six months ended June 30, 2017.

(b)	Includes upfront licensing fees of $470 million from Biogen and Roche in the three and six months ended June 30, 2017.

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model and expects to incur charges in connection with employee workforce reductions and early site exits. The charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other site shutdown costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of $536 million have been recognized for these actions since the announcement ($225 million and $447 million for the three and six months ended June 30, 2017, respectively). These charges include an impairment charge for the manufacturing operations in Swords, Ireland discussed in "—Note 4. Acquisitions, Divestitures and Licensing Arrangements." Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Other restructuring charges recognized prior to the above actions were primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. In addition, accelerated depreciation and other charges were incurred in connection with the expected early exits of a manufacturing site in Ireland and R&D site in the U.S.

Employee workforce reductions were approximately 1,000 and 200 for the six months ended June 30, 2017 and 2016, respectively, across all geographic regions for manufacturing, marketing, selling, administrative and R&D personnel.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Employee termination costs	$11	$11	$172	$15
Other termination costs	4	7	7	7
Provision for restructuring	15	18	179	22
Accelerated depreciation	82	13	152	27
Asset impairments	141	—	143	—
Other shutdown costs	3	4	3	7
Total charges	$241	$35	$477	$56

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Cost of products sold	$130	$4	$130	$8
Research and development	96	13	168	26
Other (income)/expense	15	18	179	22
Total charges	$241	$35	$477	$56

	Six Months Ended June 30,
Dollars in Millions	2017	2016
Liability at January 1	$114	$125
Charges	198	28
Change in estimates	(19)	(6)
Provision for restructuring	179	22
Foreign currency translation	10	2
Spending	(105)	(64)
Liability at June 30	$198	$85

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Earnings Before Income Taxes	$1,295	$1,615	$3,250	$3,270
Provision for Income Taxes	373	427	802	876
Effective Tax Rate	28.8%	26.4%	24.7%	26.8%

The effective tax rate is lower than the U.S. statutory rate of 35% which is primarily attributable to undistributed earnings of certain foreign subsidiaries in low tax jurisdictions that have been considered or are expected to be indefinitely reinvested offshore. These undistributed earnings primarily relate to operations in Switzerland, Ireland and Puerto Rico. If these undistributed earnings are repatriated to the U.S. in the future, or if it were determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided. Reforms to U.S. tax laws related to foreign earnings have been proposed and if adopted, may increase taxes, which could reduce the results of operations and cash flows. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

Jurisdictional tax rates and other tax impacts attributed to R&D charges, divestiture transactions and other discrete pretax items increased the effective tax rate by 3.5% and 4.0% in the six months ended June 30, 2017 and 2016, respectively, including non-deductible R&D asset acquisition charges and goodwill allocated to business divestitures. The tax impact for discrete items are reflected immediately and are not considered in estimating the annual effective tax rate.

The adoption of the amended guidance for intra-entity transfers of assets other than inventory and share-based payment transactions reduced the effective tax rate by 2.0% in the six months ended June 30, 2017. Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

BMS is currently under examination by a number of tax authorities which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2017 could decrease in the range of approximately $255 million to $315 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is also reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time.

Note 8. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2017	2016	2017	2016
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$916	$1,166	$2,490	$2,361

Weighted-average common shares outstanding – basic	1,644	1,670	1,653	1,670
Incremental shares attributable to share-based compensation plans	6	9	7	9
Weighted-average common shares outstanding – diluted	1,650	1,679	1,660	1,679

Earnings per Common Share:
Basic	$0.56	$0.70	$1.51	$1.41
Diluted	$0.56	$0.69	$1.50	$1.41

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2017		December 31, 2016
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - Money market and other securities	$—	$2,825	$—	$3,532
Marketable securities:
Certificates of deposit	—	557	—	27
Commercial paper	—	1,056	—	750
Corporate debt securities	—	3,881	—	3,947
Equity funds	—	114	—	101
Fixed income funds	—	7	—	7
Derivative assets	—	16	—	75
Equity investments	63	—	24	—
Derivative liabilities	—	(47)	—	(30)

As further described in "Note 9. Financial Instruments and Fair Value Measurements" in our 2016 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of June 30, 2017 and December 31, 2016.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

	June 30, 2017				December 31, 2016
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$557	$—	$—	$557	$27	$—	$—	$27
Commercial paper	1,056	—	—	1,056	750	—	—	750
Corporate debt securities	3,870	15	(4)	3,881	3,945	10	(8)	3,947
Equity investments	58	10	(5)	63	31	—	(7)	24
	$5,541	$25	$(9)	$5,557	$4,753	$10	$(15)	$4,748

Financial assets measured using the fair value option
Equity and fixed income funds(a)				121				108
Total				$5,678				$4,856

Dollars in Millions	June 30, 2017	December 31, 2016
Current marketable securities	$3,035	$2,113
Non-current marketable securities(b)	2,580	2,719
Other assets(c)	63	24
Total	$5,678	$4,856

(a)	The fair value option for financial assets was elected for investments in equity and fixed income funds and are included in current marketable securities.

(b)	All non-current marketable securities mature within five years as of June 30, 2017 and December 31, 2016.

(c)	Includes equity investments.

Qualifying Hedges and Non-Qualifying Derivatives
The following table summarizes the fair value of outstanding derivatives:

	June 30, 2017				December 31, 2016
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$1,505	$(3)	$750	$1	$755	$(3)
Forward starting interest rate swap contracts	—	—	—	—	500	8	250	(11)
Foreign currency forward contracts	288	16	894	(43)	967	66	198	(9)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	37	—	131	(1)	106	—	360	(7)

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.

Cash Flow Hedges — The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($705 million) and Japanese yen ($239 million) at June 30, 2017. BMS terminated forward starting interest rate swap contracts in the first quarter of 2017 with an aggregate notional value of $750 million. The proceeds and related gain were not material.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,063 million) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates.

Fair Value Hedges — The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016 generating proceeds of $43 million (including accrued interest).

Debt Obligations
Short-term debt obligations include:

Dollars in Millions	June 30, 2017	December 31, 2016
Bank drafts and short-term borrowings	$556	$243
Current portion of long-term debt	750	749
Total	$1,306	$992

The average amount of commercial paper outstanding was $39 million at a weighted-average rate of 0.85% during 2017. The maximum amount of commercial paper outstanding was $500 million with no outstanding borrowings at June 30, 2017.

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	June 30, 2017	December 31, 2016
Principal Value	$7,508	$6,261
Adjustments to Principal Value:
Fair value of interest rate swap contracts	(3)	(2)
Unamortized basis adjustment from swap terminations	240	287
Unamortized bond discounts and issuance costs	(84)	(81)
Total	$7,661	$6,465

Current portion of long-term debt	$750	$749
Long-term debt	6,911	5,716

The fair value of debt was $8.1 billion at June 30, 2017 and $6.9 billion at December 31, 2016 valued using Level 2 inputs. Interest payments were $114 million and $102 million for the six months ended June 30, 2017 and 2016, respectively, net of amounts related to interest rate swap contracts.

On February 27, 2017, BMS issued senior unsecured notes in a registered public offering. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness. BMS may redeem the notes, in whole or in part, at any time prior to maturity at a predetermined redemption price. The following table summarizes the note issuances:

Dollars in Millions	2017
Principal Value:
1.600% Notes due 2019	$750
3.250% Notes due 2027	750
Total	$1,500

Proceeds net of discount and deferred loan issuance costs	$1,488

During the second quarter of 2017, the Company repurchased certain long-term debt obligations with interest rates ranging from 5.875% to 6.875%. The following summarizes the debt repurchase activity:

Dollars in Millions	2017
Principal amount	$337
Carrying value	366
Debt redemption price	474
Loss on debt redemption(a)	109

(a)	Including acceleration of debt issuance costs, gain on previously terminated interest rate swap contracts and other related fees.

Note 10. RECEIVABLES

Dollars in Millions	June 30, 2017	December 31, 2016
Trade receivables	$4,403	$3,948
Less charge-backs and cash discounts	(139)	(126)
Less bad debt allowances	(45)	(48)
Net trade receivables	4,219	3,774
Alliance receivables	876	903
Prepaid and refundable income taxes	318	627
Other	369	239
Receivables	$5,782	$5,543

Non-U.S. receivables sold on a nonrecourse basis were $287 million and $341 million for the six months ended June 30, 2017 and 2016, respectively. Receivables from our three largest pharmaceutical wholesalers in the U.S. represented 66% of total trade receivables at June 30, 2017 and December 31, 2016.

Note 11. INVENTORIES

Dollars in Millions	June 30, 2017	December 31, 2016
Finished goods	$412	$310
Work in process	927	988
Raw and packaging materials	201	264
Total inventories	$1,540	$1,562

Inventories	$1,217	$1,241
Other assets	323	321

Inventories of $131 million were reclassified to assets held-for-sale during the second quarter of 2017 as a result of the expected transfer of manufacturing operations in Swords, Ireland to SK Biotek. Refer to "—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for additional information. Other assets include inventory pending regulatory approval of $81 million at June 30, 2017 and $54 million at December 31, 2016 and other amounts expected to remain on-hand beyond one year.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2017	December 31, 2016
Land	$105	$107
Buildings	4,971	4,930
Machinery, equipment and fixtures	3,044	3,287
Construction in progress	996	849
Gross property, plant and equipment	9,116	9,173
Less accumulated depreciation	(4,172)	(4,193)
Property, plant and equipment	$4,944	$4,980

Gross property, plant and equipment of $417 million ($131 million net of accumulated depreciation) was reclassified to assets held-for-sale during the second quarter of 2017 as a result of the expected transfer of manufacturing operations in Swords, Ireland to SK Biotek. Refer to "—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for additional information. Depreciation expense was $349 million and $210 million for the six months ended June 30, 2017 and 2016, respectively.

Note 13. OTHER INTANGIBLE ASSETS

Dollars in Millions	June 30, 2017	December 31, 2016
Licenses	$564	$564
Developed technology rights	2,357	2,357
Capitalized software	1,324	1,441
IPRD	32	107
Gross other intangible assets	4,277	4,469
Less accumulated amortization	(3,032)	(3,084)
Other intangible assets	$1,245	$1,385

Amortization expense was $94 million and $88 million for the six months ended June 30, 2017 and 2016, respectively.

Note 14. ACCRUED LIABILITIES

Dollars in Millions	June 30, 2017	December 31, 2016
Rebates and returns	$1,822	$1,680
Research and development	671	718
Dividends	641	660
Employee compensation and benefits	500	818
Branded Prescription Drug Fee	309	234
Royalties	218	246
Restructuring	153	90
Pension and postretirement benefits	41	44
Litigation and other settlements	35	43
Other	742	738
Accrued liabilities	$5,132	$5,271

Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2016	2,208	$221	$1,459	$(2,468)	$31,613	539	$(16,559)	$158
Net earnings	—	—	—	—	2,361	—	—	33
Other comprehensive loss	—	—	—	(336)	—	—	—	—
Cash dividends	—	—	—	—	(1,268)	—	—	—
Stock repurchase program	—	—	—	—	—	4	(231)	—
Stock compensation	—	—	135	—	—	(6)	(9)	—
Distributions	—	—	—	—	—	—	—	(31)
Balance at June 30, 2016	2,208	$221	$1,594	$(2,804)	$32,706	537	$(16,799)	$160

Balance at December 31, 2016	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170
Accounting change - cumulative effect(a)	—	—	—	—	(787)	—	—	—
Adjusted balance at January 1, 2017	2,208	$221	$1,725	$(2,503)	$32,726	536	$(16,779)	$170
Net earnings	—	—	—	—	2,490	—	—	17
Other comprehensive income	—	—	—	36		—	—	—
Cash dividends	—	—	—	—	(1,282)	—	—	—
Stock repurchase program	—	—	—	—	—	36	(2,000)	—
Stock compensation	—	—	69	—	—	(4)	(4)	—
Variable interest entity	—	—	—	—	—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(6)
Balance at June 30, 2017	2,208	$221	$1,794	$(2,467)	$33,934	568	$(18,783)	$122

(a)	Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

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

In February 2017, BMS executed accelerated share repurchase agreements to repurchase an aggregate $2 billion of common stock. The agreements were funded through a combination of debt and cash. In February 2017, an initial delivery of approximately 28.7 million shares of BMS common stock, representing approximately 80% of the notional amount of the agreements, was received by BMS and included in treasury stock. Upon settlement of the accelerated share repurchase agreements in May 2017, BMS received an additional 7.8 million shares determined using the volume-weighted average price of BMS common stock during the term of the transaction.

The components of other comprehensive income/(loss) were as follows:

	2017			2016
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:(a)
Unrealized losses	$(35)	$12	$(23)	$(59)	$20	$(39)
Reclassified to net earnings	(10)	2	(8)	(5)	—	(5)
Derivatives qualifying as cash flow hedges	(45)	14	(31)	(64)	20	(44)
Pension and postretirement benefits:
Actuarial losses	(93)	33	(60)	(233)	83	(150)
Amortization(b)	19	(14)	5	19	(9)	10
Curtailments and settlements(c)	42	(14)	28	25	(9)	16
Pension and postretirement benefits	(32)	5	(27)	(189)	65	(124)
Available-for-sale securities:
Unrealized gains	12	1	13	10	(3)	7
Realized losses	—	—	—	34	—	34
Available-for-sale securities	12	1	13	44	(3)	41
Foreign currency translation	(19)	11	(8)	20	(4)	16
	$(84)	$31	$(53)	$(189)	$78	$(111)

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized losses	$(53)	$19	$(34)	$(185)	$62	$(123)
Reclassified to net earnings(a)	(32)	6	(26)	(9)	2	(7)
Derivatives qualifying as cash flow hedges	(85)	25	(60)	(194)	64	(130)
Pension and postretirement benefits:
Actuarial losses	(35)	15	(20)	(525)	186	(339)
Amortization(b)	38	(11)	27	36	(12)	24
Curtailments and settlements(c)	75	(26)	49	47	(17)	30
Pension and postretirement benefits	78	(22)	56	(442)	157	(285)
Available-for-sale securities:
Unrealized gains	21	(2)	19	37	(17)	20
Realized losses	—	—	—	34	—	34
Available-for-sale securities	21	(2)	19	71	(17)	54
Foreign currency translation	2	19	21	22	3	25
	$16	$20	$36	$(543)	$207	$(336)

(a)	Included in cost of products sold

(b)	Included in cost of products sold, research and development and marketing, selling and administrative expenses

(c)	Included in other (income)/expense

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	June 30, 2017	December 31, 2016
Derivatives qualifying as cash flow hedges	$(22)	$38
Pension and other postretirement benefits	(2,041)	(2,097)
Available-for-sale securities	12	(7)
Foreign currency translation	(416)	(437)
Accumulated other comprehensive loss	$(2,467)	$(2,503)

Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Service cost – benefits earned during the year	$6	$7	$12	$13
Interest cost on projected benefit obligation	46	49	94	100
Expected return on plan assets	(101)	(106)	(204)	(210)
Amortization of prior service credits	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	20	21	41	40
Curtailments and settlements	36	25	69	47
Special termination benefits	—	—	—	1
Net periodic benefit cost/(credit)	$6	$(5)	$10	$(11)
Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $494 million at June 30, 2017 and $600 million at December 31, 2016. Defined contribution plan expense in the U.S. was $52 million and $50 million for the three months ended June 30, 2017 and 2016, respectively, and $96 million and $92 million for the six months ended June 30, 2017 and 2016, respectively.

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

Sprycel - European Union
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the EPO seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. The ‘038 patent is scheduled to expire in April 2020 (excluding potential term extensions). On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. In May 2016, the Company appealed the EPO’s decision to the EPO Board of Appeal. In February 2017, the EPO Board of Appeal upheld the Opposition Division's decision, and revoked the ‘038 patent. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expired in November 2016. The EPO Board of Appeal's decision does not affect the validity of our other Sprycel patents within and outside Europe, including different patents that cover the monohydrate form of dasatinib and the use of dasatinib to treat CML. Additionally, in February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision on European Patent No. 1610780 and its claim to the use of dasatinib to treat CML, which the EPO's Opposition Division had revoked in October 2012. The Company intends to take appropriate legal actions to protect Sprycel. We may experience a decline in European revenues in the event that generic dasatinib product enters the market.
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

Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 270 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. The Judicial Panel on Multidistrict Litigation established an MDL in the United States District Court for the Southern District of New York. As of July 2017, there are more than 100 cases pending in state and federal courts in the United States and two pending in Canada. There have been 61 cases dismissed from the MDL with prejudice.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $64 million at June 30, 2017, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The $64 million includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

Our revenues increased by 9% for the six months ended June 30, 2017 as a result of higher demand for our prioritized brands including Opdivo and Eliquis partially offset by increased competition for established brands, primarily Daklinza. The increase in GAAP EPS from $1.41 in 2016 to $1.50 in 2017 was due to higher revenues, royalties and licensing income and the patent-infringement litigation settlement related to Merck's PD-1 antibody Keytruda* (pembrolizumab). These items were partially offset by higher license, asset acquisition and restructuring related charges and lower divestiture related income. After adjusting for licensing income, litigation settlements, license and asset acquisition charges and other specified items, non-GAAP EPS increased from $1.43 in 2016 to $1.58 in 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2017	2016	2017	2016
Total Revenues	$5,144	$4,871	$10,073	$9,262

Diluted Earnings Per Share
GAAP	0.56	0.69	1.50	1.41
Non-GAAP	0.74	0.69	1.58	1.43

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

Significant Product and Pipeline Approvals

The following is a summary of significant approvals received in 2017:

Product	Date	Approval
Opdivo	June 2017
EC approval for the treatment of patients with previously treated locally advanced unresectable or metastatic urothelial carcinoma, a type of bladder cancer, in adults after failure of platinum-containing therapy.

	April 2017	EC approval for the treatment of SCCHN in adults progressing on or after platinum-based therapy.
	March 2017	Approval for the treatment of recurrent or metastatic HNC in Japan, received by our alliance partner, Ono.
	February 2017	FDA approval for the treatment of patients with previously treated locally advanced or metastatic urothelial carcinoma.
Orencia	July 2017
EC approval for the treatment of active PsA in adults for whom the response to previous disease-modifying antirheumatic drug therapy, including methotrexate, has been inadequate, and additional systemic therapy for psoriatic skin lesions is not required.

	July 2017	FDA approval for the treatment of active PsA in adults.
	March 2017	FDA approval of a new subcutaneous administration option for use in patients two years of age and older with moderately to severely active polyarticular JIA.
Yervoy	July 2017	FDA approval of an expanded indication for the treatment of unresectable or metastatic melanoma in pediatric patients.
Hepatitis C Franchise	April 2017
China FDA approval of the Daklinza and Sunvepra regimen for treatment-naive or experienced patients infected with genotype 1b chronic HCV. In addition, Daklinza was approved in China for combination use with other agents, including sofosbuvir, for adult patients with HCV genotypes 1-6 infection.

Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2017.

Acquisition and Licensing Arrangements
Acquisition and licensing transactions allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrosis. Significant transactions entered into in 2017 are summarized below. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for further information.
Biogen
In the second quarter of 2017, BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy.
Roche
In the second quarter of 2017, BMS out-licensed to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy.
CytomX
In the second quarter of 2017, BMS and CytomX, a biopharmaceutical company developing investigational Probody therapeutics for the treatment of cancer, expanded their strategic collaboration to discover novel therapies that will include up to eight additional targets using CytomX’s proprietary Probody platform.

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Revenues		2017 vs. 2016		Total Revenues		2017 vs. 2016
Dollars in Millions	2017	2016	Total Change	Foreign Exchange(b)	2017	2016	Total Change	Foreign Exchange(b)
United States	$2,865	$2,688	7%	—	$5,603	$5,225	7%	—
Europe	1,188	1,039	14%	(4)%	2,334	1,909	22%	(5)%
Rest of the World	963	1,013	(5)%	(2)%	1,888	1,853	2%	—
Other(a)	128	131	(2)%	N/A	248	275	(10)%	N/A
Total	$5,144	$4,871	6%	(1)%	$10,073	$9,262	9%	(1)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased in both periods due to higher demand for Eliquis and Opdivo partially offset by lower demand for Daklinza due to increased competition. Average U.S. net selling prices were approximately 3% higher after charge-backs, rebates and discounts in the six months ended June 30, 2017 compared to the prior year period. Refer to “—Product Revenues” below for additional information.
Europe revenues increased in both periods due to higher demand for Opdivo and Eliquis partially offset by lower demand for Daklinza due to increased competition.
Rest of the World revenues increased in the six months ended June 30, 2017 due to higher demand for Opdivo and Eliquis partially offset by lower demand for established brands due to increased competition and the divestiture of certain other brands. Rest of the World revenues decreased in the three months ended June 30, 2017 as the decrease in established brands sales exceeded the increase in Opdivo and Eliquis sales.
No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2017 and 2016. Our business is typically not seasonal.

GTN Adjustments
The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows (excluding alliance and other revenues such as Atripla*):

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2017	2016	% Change	2017	2016	% Change
Gross product sales	$6,306	$5,588	13%	$12,168	$10,554	15%
GTN adjustments:
Charge-backs and cash discounts	(500)	(395)	27%	(938)	(747)	26%
Medicaid and Medicare rebates	(517)	(361)	43%	(901)	(621)	45%
Other rebates, returns, discounts and adjustments	(519)	(400)	30%	(979)	(790)	24%
Total GTN adjustments	(1,536)	(1,156)	33%	(2,818)	(2,158)	31%
Net product sales	$4,770	$4,432	8%	$9,350	$8,396	11%

GTN adjustments percentage	24%	21%	3%	23%	20%	3%
U.S.	31%	27%	4%	29%	26%	3%
Non-U.S.	13%	12%	1%	13%	12%	1%
Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $54 million and $79 million in the six months ended June 30, 2017 and 2016, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual and legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2017	2016	% Change	2017	2016	% Change
Prioritized Brands
Opdivo	$1,195	$840	42%	$2,322	$1,544	50%
U.S.	768	643	19%	1,529	1,237	24%
Non-U.S.	427	197	**	793	307	**

Eliquis	1,176	777	51%	2,277	1,511	51%
U.S.	703	444	58%	1,402	912	54%
Non-U.S.	473	333	42%	875	599	46%

Orencia	650	593	10%	1,185	1,068	11%
U.S.	449	401	12%	811	722	12%
Non-U.S.	201	192	5%	374	346	8%

Sprycel	506	451	12%	969	858	13%
U.S.	281	233	21%	528	443	19%
Non-U.S.	225	218	3%	441	415	6%

Yervoy	322	241	34%	652	504	29%
U.S.	245	179	37%	488	378	29%
Non-U.S.	77	62	24%	164	126	30%

Empliciti	55	34	62%	108	62	74%
U.S.	37	33	12%	73	61	20%
Non-U.S.	18	1	**	35	1	**

Established Brands
Hepatitis C Franchise	112	546	(79)%	274	973	(72)%
U.S.	30	294	(90)%	72	553	(87)%
Non-U.S.	82	252	(67)%	202	420	(52)%

Baraclude	273	299	(9)%	555	590	(6)%
U.S.	12	15	(20)%	26	32	(19)%
Non-U.S.	261	284	(8)%	529	558	(5)%

Sustiva Franchise	188	271	(31)%	372	544	(32)%
U.S.	161	227	(29)%	314	455	(31)%
Non-U.S.	27	44	(39)%	58	89	(35)%

Reyataz Franchise	188	247	(24)%	381	468	(19)%
U.S.	87	122	(29)%	175	242	(28)%
Non-U.S.	101	125	(19)%	206	226	(9)%

Other Brands	479	572	(16)%	978	1,140	(14)%
U.S.	92	97	(5)%	185	190	(3)%
Non-U.S.	387	475	(19)%	793	950	(17)%
**    Change in excess of 100%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including melanoma, head and neck, lung, kidney, bladder and blood and continues to be investigated across other tumor types and disease areas.

•	U.S. revenues increased in both periods due to higher demand. We expect increased competition for Opdivo to continue in the second half of 2017.

•	International revenues increased in both periods due to higher demand as a result of launches of additional indications and approvals in new countries.
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
Hepatitis C Franchise — Daklinza (daclatasvir) - an NS5A replication complex inhibitor; Sunvepra (asunaprevir) - an NS3 protease inhibitor; and beclabuvir - an NS5B inhibitor. Includes Ximency, a single pill combination of daclatasvir, asunaprevir and beclabuvir in Japan.

•	U.S. and international revenues decreased in both periods due to lower demand resulting from increased competition.
Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues continued to decrease in both periods due to lower demand.
Sustiva (efavirenz) Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•
U.S. revenues continued to decrease in both periods due to lower demand resulting from increased competition. The loss of exclusivity for Sustiva is expected in December 2017 which may result in the termination of the joint venture agreement with Gilead and further reduce revenues beyond 2017.

Reyataz (atazanavir sulfate) Franchise — Includes Reyataz - a protease inhibitor for the treatment of HIV and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost* (cobicistat).

•
U.S. revenues continued to decrease due to lower demand resulting from increased competition. The loss of exclusivity is expected in December 2017 and will result in a higher decline in revenues in future periods due to generic competition.

•
International revenues continued to decrease in both periods due to lower demand. The decrease in the six months ended June 30, 2017 was partially offset by the timing of government purchases in certain countries.

Other Brands — includes all other products, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

•	International revenues decreased in both periods due to out-licensing and divestiture of certain other brands and continued generic erosion.

Estimated End-User Demand
Pursuant to the SEC Consent Order described in our 2016 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at June 30, 2017. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at March 31, 2017.
Dafalgan, an analgesic product sold principally in Europe, had 1.3 months of inventory on hand internationally at direct customers compared to 1.1 months of inventory on hand at December 31, 2016. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 0.9 months of inventory on hand at December 31, 2016. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Fervex, a cold and flu product, had 2.7 months of inventory on hand at direct customers compared to 2.6 months of inventory on hand at December 31, 2016. The level of inventory on hand was attributable to France to support product seasonality.
Perfalgan, an analgesic product, had 1.6 months of inventory on hand internationally at direct customers compared to 3.0 months of inventory on hand at December 31, 2016. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.
Sunvepra, a Hepatitis C product, had 1.1 months of inventory on hand at direct customers compared to 0.8 months of inventory on hand at December 31, 2016. The level of inventory on hand was attributable to decreasing in-market sales primarily in Japan.
Ximency, a Hepatitis C product, had 2.4 months of inventory on hand at direct customers. The product was launched in February 2017 in Japan.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2017 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2017	2016	% Change	2017	2016	% Change
Cost of products sold	$1,562	$1,206	30%	$2,821	$2,258	25%
Marketing, selling and administrative	1,167	1,238	(6)%	2,241	2,306	(3)%
Research and development	1,659	1,266	31%	2,947	2,402	23%
Other (income)/expense	(539)	(454)	19%	(1,186)	(974)	22%
Total Expenses	$3,849	$3,256	18%	$6,823	$5,992	14%

Cost of products sold increased in both periods due to higher Eliquis profit sharing (approximately $195 million and $370 million for the three and six months ended June 30, 2017, respectively) and a $127 million impairment charge to reduce the carrying value of assets held-for-sale to their estimated fair value in the second quarter of 2017. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for further information.

Marketing, selling and administrative expense decreased in both periods due to lower advertising, promotion and sales force expenses supporting established brands partially offset by higher spend for Opdivo.

Research and development expense increased in both periods due to higher license and asset acquisition charges, accelerated depreciation and the expansion of Opdivo development programs and capabilities. The six months ended June 30, 2017 also included higher IPRD impairment charges. The significant changes included in R&D expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
License and asset acquisition charges	$393	$139	$443	$264
Accelerated depreciation and other	96	13	168	26
IPRD impairments	—	—	75	—

•
License and asset acquisition charges include an upfront payment to CytomX ($200 million), milestone payments to former stockholders of Flexus and Cardioxyl ($100 million each) in the second quarter of 2017 and the acquisition of Padlock ($139 million) in the second quarter of 2016 and a milestone payment to former stockholders of Flexus ($100 million) in the first quarter of 2016. These arrangements were related to certain investigational oncology and cardiovascular compounds.

•
Accelerated depreciation and other charges resulted from the expected exit of additional R&D sites in the U.S. primarily due to the reduction in the estimated useful lives of the related assets for each site at various dates through 2020 and is expected to approximate $300 million in 2017.

•	IPRD impairment charges in the six months ended June 30, 2017 related to the discontinued development of an investigational compound which was part of our alliance with F-Star Alpha.

Refer to "Item 1. Financial Statements—Note 3. Alliances, Note 4. Acquisitions, Divestitures and Licensing Arrangements and Note 6. Restructuring" for further information.

Other income increased in both periods due to higher royalties and licensing income partially offset by lower divestiture gains and a loss on debt redemption in 2017. The six months ended June 30, 2017 also included higher litigation and other settlement income and restructuring charges. The significant changes included in other income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Royalties and licensing income	$(685)	$(167)	$(884)	$(421)
Divestiture gains	—	(283)	(127)	(553)
Provision for restructuring	15	18	179	22
Litigation and other settlements	(5)	6	(489)	49
Loss on debt redemption	109	—	109	—

•
Royalties and licensing income include upfront licensing fees from Biogen ($300 million) and Roche ($170 million) in the second quarter of 2017 in connection with the out-licensing of certain investigational genetically defined disease compounds.

•
Divestiture gains include additional contingent consideration for the diabetes business ($100 million) in the first quarter of 2017, an OTC product business in the second quarter of 2016 ($277 million) and the investigational HIV medicines business in the first quarter of 2016 ($269 million).

•
Restructuring charges relate to changes to the Company's operating model to drive continued success in the near- and long-term through a more focused investment in commercial opportunities for key brands and markets, a competitive and more agile R&D organization that can accelerate the pipeline, streamline operations and realign manufacturing capabilities that broaden biologics capabilities to reflect the current and future portfolio as well as streamline and simplify our small-molecule supply network. The new operating model will enable the Company to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities across the Company. Restructuring charges of approximately $250 million are expected to be incurred in 2017 for all actions in addition to accelerated depreciation impacts resulting from early site exits.

•
Litigation and other settlements include BMS's share of a patent-infringement litigation settlement related to Merck's PD-1 antibody Keytruda* in the first quarter of 2017 as BMS and Ono signed a global patent license agreement with Merck. Merck made an initial payment of $625 million to BMS and Ono, of which BMS received $481 million. Merck is also obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2017 through December 31, 2023, and 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each parties' legal fees.

•	A debt redemption loss of $109 million resulted from the early redemption of certain long-term debt obligations in the second quarter of 2017.

Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements, Note 5. Other (Income)/Expense, Note 6. Restructuring and Note 9. Financial Instruments and Fair Value Measurements" for further information.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Earnings Before Income Taxes	$1,295	$1,615	$3,250	$3,270
Provision for Income Taxes	373	427	802	876
Effective Tax Rate	28.8%	26.4%	24.7%	26.8%

The jurisdictional tax rates and other tax impacts attributed to R&D charges, divestiture transactions and other specified items increased the effective tax rate by 3.5% and 4.0% in the six months ended June 30, 2017 and 2016, respectively. In addition, the adoption of amended income tax accounting guidance reduced the effective tax rate by 2.0% in the six months ended June 30, 2017. Refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards and Note 7. Income Taxes" for further information.

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

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including restructuring costs, accelerated depreciation and impairment of property, plant and equipment and intangible assets, R&D charges in connection with the acquisition or licensing of third-party intellectual property rights, divestiture and debt redemption gains or losses, pension charges and legal and other contractual settlements, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2017	2016	2017	2016
Impairment charges	$127	$—	$127	$—
Accelerated depreciation and other shutdown costs	3	4	3	8
Cost of products sold	130	4	130	8

License and asset acquisition charges	393	139	443	264
IPRD impairments	—	—	75	—
Accelerated depreciation and other	96	13	168	26
Research and development	489	152	686	290

Provision for restructuring	15	18	179	22
Litigation and other settlements	—	—	(481)	43
Divestiture gains	—	(277)	(100)	(546)
Royalties and licensing income	(497)	—	(497)	—
Pension charges	36	25	69	47
Intangible asset impairments	—	—	—	15
Loss on debt redemption	109	—	109	—
Other (income)/expense	(337)	(234)	(721)	(419)

Increase/(decrease) to pretax income	282	(78)	95	(121)
Income taxes on specified items	20	76	92	159
Increase/(decrease) to net earnings	302	(2)	187	38
Noncontrolling interest	—	—	(59)	—
Increase/(decrease) to net earnings used for Diluted Non-GAAP EPS calculation	$302	$(2)	$128	$38

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2017	2016	2017	2016
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$916	$1,166	$2,490	$2,361
Specified Items	302	(2)	128	38
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,218	$1,164	$2,618	$2,399

Average Common Shares Outstanding – Diluted	1,650	1,679	1,660	1,679

Diluted Earnings Per Share – GAAP	$0.56	$0.69	$1.50	$1.41
Diluted EPS Attributable to Specified Items	0.18	—	0.08	0.02
Diluted Earnings Per Share – Non-GAAP	$0.74	$0.69	$1.58	$1.43

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	June 30, 2017	December 31, 2016
Cash and cash equivalents	$3,470	$4,237
Marketable securities – current	3,035	2,113
Marketable securities – non-current	2,580	2,719
Cash, cash equivalents and marketable securities	9,085	9,069
Short-term debt obligations	(1,306)	(992)
Long-term debt	(6,911)	(5,716)
Net cash position	$868	$2,361

Cash, cash equivalents and marketable securities held in the U.S. were approximately $600 million at June 30, 2017. Most of the remaining $8.5 billion is held primarily in low-tax jurisdictions attributable to earnings expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital and maturities of long-term debt. Long-term debt with a principal value of $750 million matures in August 2017.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

The Company repurchased $2.0 billion of common stock in 2017 through accelerated share repurchase agreements, which were funded by $1.5 billion of new debt issuance and cash. The Company also repurchased $337 million of long-term debt in the second quarter of 2017. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements and Note 15. Equity" for further information.

Dividend payments were $1.3 billion in the six months ended June 30, 2017 and 2016, respectively. Dividends declared per common share were $0.78 and $0.76 in the six months ended June 30, 2017 and 2016, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were $1.2 billion in 2016 and are expected to be approximately $1.0 billion in 2017 and $900 million in 2018. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

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

We currently have three separate revolving credit facilities totaling $5 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364 day $2.0 billion facility expires in March 2018 and our two $1.5 billion facilities were extended to October 2021 and July 2022. Our two $1.5 billion facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at June 30, 2017 and December 31, 2016.

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

Cash Flows
The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2017	2016
Cash flow provided by/(used in):
Operating activities	$2,445	$211
Investing activities	(1,227)	1,832
Financing activities	(2,019)	(1,502)
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

The $2.2 billion change in cash flow from operating activities compared to 2016 was primarily attributable to the following items in addition to increased sales and the timing of cash collections and payments in the ordinary course of business:

•	Lower income tax payments of approximately $1.3 billion;

•	Higher out-license proceeds of approximately $500 million primarily related to the Biogen and Roche transactions; and

•	BMS's share of litigation settlement proceeds of $481 million related to Merck's PD-1 antibody Keytruda*;
Partially offset by:

•	Higher R&D licensing payments of approximately $300 million primarily due to the CytomX transaction.
Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $3.1 billion change in cash flow from investing activities compared to 2016 was primarily attributable to:

•	Higher net purchases of marketable securities with maturities greater than 90 days of $2.4 billion due to higher available cash balances; and

•	Lower business divestiture proceeds of approximately $600 million primarily due to certain OTC products and investigational HIV business divestitures in 2016.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $517 million change in cash flow from financing activities compared to 2016 was primarily attributable to:

•	Higher repurchase of common stock of $1.8 billion.
Partially offset by:

•	Higher net long-term debt proceeds of $1.0 billion in 2017 primarily to fund the repurchase of common stock; and

•	Higher net short-term borrowings of approximately $300 million, including additional non-U.S. borrowings.

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

Product	Indication	Date	Developments
Opdivo	Biliary Tract Cancer	April 2017	BMS and Ono announced Opdivo was designated for the treatment of biliary tract cancer under the Sakigake Designation System in Japan, which offers priority consultation and review.
	cHL	June 2017	BMS announced extended follow-up data from CheckMate-205, a Phase II study evaluating Opdivo in patients with relapsed or progressed cHL after autologous stem cell transplant.
June 2017
BMS and Seattle Genetics, Inc. expand their clinical collaboration to evaluate the combination of Opdivo and Adcetris* (brentuximab vedotin) in a pivotal Phase III trial in relapsed/refractory or transplant advanced cHL.

		June 2017	BMS and Seattle Genetics, Inc. highlighted an updated interim analysis from the Phase I/II trial evaluating Opdivo and Adcetris* in relapsed/refractory cHL.
April 2017
FDA approval for an updated indication for Opdivo for the treatment of adult patients with cHL that have relapsed or progressed after auto-HSCT and brentuximab vedotin, or three or more lines of systemic therapy that includes auto-HSCT.

	CRC	April 2017	Announced FDA accepted for priority review an sBLA that seeks to extend the use of Opdivo in previously treated dMMR or MSI-H metastatic CRC. The FDA action date is August 2, 2017.
	GBM	April 2017
Announced CheckMate-143, a randomized Phase III trial evaluating the efficacy and safety of Opdivo in patients with first recurrence of GBM did not meet its primary endpoint of improved overall survival over bevacizumab monotherapy.

	HCC	May 2017	Announced FDA accepted for priority review an sBLA to extend the use of Opdivo to patients with HCC, a type of liver cancer, after prior sorafenib therapy. The FDA action date is September 24, 2017.
	HNC	April 2017	EC approval for the treatment of SCCHN in adults progressing on or after platinum-based therapy.
	HPV	June 2017
Announced data from a cohort of the Phase I/II CheckMate-358 study evaluating Opdivo for the treatment of patients with advanced cervical, vaginal and vulvar cancers, all associated with infection by HPV.

	Melanoma	July 2017
Announced a Phase III trial evaluating Opdivo versus Yervoy in patients with stage IIIb/c or stage IV melanoma who are at high risk of recurrence following complete surgical resection met its primary endpoint.

June 2017
Announced proof-of-concept data from the Phase I/IIa study for Opdivo in combination with BMS-986016, an investigational anti-LAG-3 therapy, in patients with advanced melanoma previously treated with anti-PD-1/PD-L1 therapy.

	mUC	June 2017	EC approval for the treatment of patients with previously treated locally advanced unresectable or mUC, a type of bladder cancer, in adults after failure of platinum-containing therapy.
	NSCLC	April 2017	Announced five-year overall survival data from study CA209-003, a Phase I study evaluating Opdivo in patients with previously treated advanced NSCLC.
	RCC	July 2017
BMS and Exelixis announced the initiation of the Phase III CheckMate 9ER trial to evaluate Opdivo in combination with Cabometyx* (cabozantinib) or Opdivo and Yervoy in combination with Cabometyx* versus sunitinib in patients with previously untreated, advanced or metastatic RCC.

	Various	July 2017
Announced FDA accepted the Company's sBLAs to update Opdivo dosing to include 480 mg infused over 30 minutes every four weeks for all currently approved monotherapy indications. The FDA action date is March 5, 2018.

June 2017
BMS and Incyte announced data from the ongoing Phase I/II ECHO-204 trial evaluating Opdivo in combination with epacadostat, Incyte's investigational oral selective IDO1 enzyme inhibitor, in multiple advanced solid tumors.

April 2017
BMS and Incyte announced the companies will advance their clinical development program evaluating the combination of Opdivo with epacadostat into a Phase III registrational study in first-line NSCLC across the spectrum of PD-L1 expression and first-line HNC and NSCLC.

Product	Indication	Date	Developments
Opdivo+Yervoy	CRC	June 2017	Announced interim data from CheckMate-142, a Phase II trial evaluating Opdivo monotherapy or in combination with Yervoy for previously treated patients with dMMR or MSI-H metastatic CRC.
	Melanoma	June 2017	Announced efficacy data from CheckMate-204, a Phase II study evaluating Opdivo + Yervoy as a potential treatment for patients with melanoma metastatic to the brain.
		April 2017	Announced overall survival data from CheckMate-067, a Phase III trial evaluating Opdivo alone or in combination with Yervoy in patients with previously untreated advanced melanoma.
	MPM	June 2017	Announced results from the IFCT-1501 MAPS-2 trial evaluating Opdivo or Opdivo combined with Yervoy for previously treated unresectable MPM patients.

Orencia	PsA	July 2017
EC approval for the treatment of active PsA in adults for whom the response to previous disease-modifying antirheumatic drug therapy, including methotrexate, has been inadequate, and additional systemic therapy for psoriatic skin lesions is not required.

		July 2017	FDA approval for active PsA in adults, a chronic, inflammatory disease that can affect both the skin and musculoskeletal system.
	JIA	March 2017	FDA approval of a new subcutaneous administration option for use in patients two years of age and older with moderately to severely active polyarticular JIA.

Sprycel	CML	July 2017
Announced the FDA accepted for priority review a supplemental NDA to treat children with Philadelphia chromosome-positive chronic phase CML, as well as a powder for oral suspension formulation of Sprycel. The FDA action date is November 9, 2017.

		June 2017	Announced data from the Phase II CA180-226 study evaluating Sprycel in imatinib-resistant or -intolerant and newly diagnosed pediatric patients with chronic phase CML.
May 2017
Announced the EMA validated its grouped Type II variation/extension of application to treat children and adolescents aged 1 year to 18 years with chronic phase Philadelphia chromosome positive CML and to include the powder for oral suspension.

Yervoy	Melanoma	July 2017	FDA approval of an expanded indication for the treatment of unresectable or metastatic melanoma in pediatric patients.
June 2017
Announced relapse-free survival results from a Phase III study evaluating Yervoy 3 mg/kg and Yervoy 10mg/kg in patients with stage III or resectable stage IV melanoma who are at high risk of recurrence following complete surgical resection.

Empliciti	Multiple Myeloma	June 2017
Announced four-year follow-up data from a Phase III study evaluating Empliciti plus lenalidomide/dexamethasone vs. lenalidomide/dexamethasone alone in patients with relapsed/refractory multiple myeloma.

Hepatitis C Franchise	HCV	April 2017
China FDA approval of the Daklinza and Sunvepra regimen for treatment-naive or experienced patients infected with genotype 1b chronic HCV. In addition, Daklinza was approved in China for combination use with other agents, including sofosbuvir, for adult patients with HCV genotypes 1-6 infection.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2017.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
April 1 to 30, 2017	6,729	$54.32	—	$2,137
May 1 to 31, 2017	7,775,091	$54.86	7,765,916	$2,137
June 1 to 30, 2017	6,153	$54.15	—	$2,137
Three months ended June 30, 2017	7,787,973		7,765,916

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
10a.
Amendment and Waiver dated as of June 26, 2017, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10b.
Amendment dated as of June 26, 2017, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL):
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

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
AstraZeneca	AstraZeneca PLC
auto-HSCT	autologous hematopoietic stem cell transplantation
Biogen	Biogen Inc.
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
cHL	classical Hodgkin lymphoma
CHMP	Committee for Medicinal Products for Human Use
CML	chronic myeloid leukemia
CRC	colorectal cancer
CytomX	CytomX Therapeutics, Inc.
dMMR	DNA mismatch repair deficient
EMA	European Medicines Agency
EPO	European Patent Office
EPS	earnings per share
EU	European Union
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Flexus	Flexus Biosciences, Inc.
F-Star Alpha	F-Star Alpha Ltd.
GAAP	U.S. generally accepted accounting principles
GBM	glioblastoma multiforme
Gilead	Gilead Sciences, Inc.
GTN	Gross-to-Net
HCC	Hepatocellular carcinoma
HIV	human immunodeficiency virus
HNC	head and neck cancer
HPV	human papillomavirus
iPierian	iPierian, Inc.
Incyte	Incyte Corporation
IO	immuno-oncology
IPRD	In-process research and development
JIA	Juvenile Idiopathic Arthritis
LAG-3	lymphocyte-activation gene 3
Merck	Merck & Co., Inc.
MPM	malignant pleural mesothelioma
MSI-H	high microsatellite instability
mUC	metastatic urothelial carcinoma
NDA	New Drug Application
NKT	natural killer T cells
NSCLC	non-small cell lung cancer
Ono	Ono Pharmaceutical Co., Ltd.
OTC	Over-the-counter
Padlock	Padlock Therapeutics, Inc.
PD-1	programmed death receptor-1
PsA	active psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	Research and Development
sBLA	supplemental Biologics License Application
SCCHN	squamous cell carcinoma of the head and neck
SEC	Securities and Exchange Commission
SK Biotek	SK Biotek Co., Ltd.
UK	United Kingdom
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 27, 2017	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	July 27, 2017	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer