Form 10-Q
period 2017-09-30
BRISTOL MYERS SQUIBB CO
filed 2017-10-26
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At September 30, 2017, there were 1,636,699,696 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.
Controls and Procedures	34

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	34

Item 1A.
Risk Factors	34

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.
Exhibits	35

Summary of Abbreviated Terms	36
Signatures	37

*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2017	2016	2017	2016
Net product sales	$4,862	$4,492	$14,212	$12,888
Alliance and other revenues	392	430	1,115	1,296
Total Revenues	5,254	4,922	15,327	14,184

Cost of products sold	1,572	1,305	4,393	3,563
Marketing, selling and administrative	1,147	1,144	3,388	3,450
Research and development	1,543	1,138	4,490	3,540
Other (income)/expense	(191)	(224)	(1,377)	(1,198)
Total Expenses	4,071	3,363	10,894	9,355

Earnings Before Income Taxes	1,183	1,559	4,433	4,829
Provision for Income Taxes	327	344	1,129	1,220
Net Earnings	856	1,215	3,304	3,609
Net Earnings/(Loss) Attributable to Noncontrolling Interest	11	13	(31)	46
Net Earnings Attributable to BMS	$845	$1,202	$3,335	$3,563

Earnings per Common Share
Basic	$0.52	$0.72	$2.02	$2.13
Diluted	$0.51	$0.72	$2.02	$2.12

Cash dividends declared per common share	$0.39	$0.38	$1.17	$1.14

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2017	2016	2017	2016
Net Earnings	$856	$1,215	$3,304	$3,609
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(1)	4	(61)	(126)
Pension and postretirement benefits	18	72	74	(213)
Available-for-sale securities	22	(8)	41	46
Foreign currency translation	7	1	28	26
Other Comprehensive Income/(Loss)	46	69	82	(267)

Comprehensive Income	902	1,284	3,386	3,342
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	11	13	(31)	46
Comprehensive Income Attributable to BMS	$891	$1,271	$3,417	$3,296
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data
(UNAUDITED)

ASSETS	September 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$4,644	$4,237
Marketable securities	2,478	2,113
Receivables	5,922	5,543
Inventories	1,250	1,241
Prepaid expenses and other	754	570
Total Current Assets	15,048	13,704
Property, plant and equipment	5,014	4,980
Goodwill	6,865	6,875
Other intangible assets	1,213	1,385
Deferred income taxes	2,346	2,996
Marketable securities	2,526	2,719
Other assets	965	1,048
Total Assets	$33,977	$33,707

LIABILITIES
Current Liabilities:
Short-term debt obligations	$1,461	$992
Accounts payable	1,699	1,664
Accrued liabilities	5,418	5,271
Deferred income	647	762
Income taxes payable	213	152
Total Current Liabilities	9,438	8,841
Deferred income	492	547
Income taxes payable	996	973
Pension and other liabilities	1,155	1,283
Long-term debt	6,982	5,716
Total Liabilities	19,063	17,360

Commitments and contingencies (Note 17)

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	1,845	1,725
Accumulated other comprehensive loss	(2,421)	(2,503)
Retained earnings	34,141	33,513
Less cost of treasury stock	(19,003)	(16,779)
Total Bristol-Myers Squibb Company Shareholders’ Equity	14,783	16,177
Noncontrolling interest	131	170
Total Equity	14,914	16,347
Total Liabilities and Equity	$33,977	$33,707
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net earnings	$3,304	$3,609
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	592	260
Deferred income taxes	283	(500)
Stock-based compensation	149	149
Impairment charges	223	75
Pension settlements and amortization	148	122
Divestiture gains and royalties	(546)	(1,082)
Asset acquisition charges	510	274
Other adjustments	108	(56)
Changes in operating assets and liabilities:
Receivables	(539)	(896)
Inventories	7	(107)
Accounts payable	63	(142)
Deferred income	(91)	445
Income taxes payable	400	(183)
Other	(453)	(353)
Net Cash Provided by Operating Activities	4,158	1,615
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	4,296	3,674
Purchase of marketable securities	(4,434)	(2,248)
Capital expenditures	(801)	(844)
Divestiture and other proceeds	526	1,193
Acquisition and other payments	(672)	(311)
Net Cash Provided by/(Used in) Investing Activities	(1,085)	1,464
Cash Flows From Financing Activities:
Short-term debt obligations, net	1,198	102
Issuance of long-term debt	1,488	—
Repayment of long-term debt	(1,224)	—
Repurchase of common stock	(2,220)	(231)
Dividends	(1,938)	(1,912)
Other	(29)	(7)
Net Cash Used in Financing Activities	(2,725)	(2,048)
Effect of Exchange Rates on Cash and Cash Equivalents	59	16
Increase in Cash and Cash Equivalents	407	1,047
Cash and Cash Equivalents at Beginning of Period	4,237	2,385
Cash and Cash Equivalents at End of Period	$4,644	$3,432
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at September 30, 2017 and December 31, 2016, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Recently Adopted Accounting Standards
Share-based Payment Transactions
Amended guidance for share-based payment transactions was adopted in the first quarter of 2017. Net excess tax benefits of $30 million for the nine months ended September 30, 2017 were recognized prospectively as a reduction of tax expense rather than capital in excess of par value of stock. Net excess tax benefits are also presented as an operating cash flow rather than a financing cash flow, and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements are presented as a financing cash flow rather than an operating cash flow. The changes in cash flow presentation were applied retrospectively and increased operating cash flows and decreased financing cash flows by $113 million for the nine months ended September 30, 2017 and $193 million for the nine months ended September 30, 2016.

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

Recently Issued Accounting Standards
Accounting for Hedging Activities
In August 2017, the FASB issued amended guidance on derivatives and hedging. The amended guidance revises and expands items eligible for hedge accounting, simplifies hedge effectiveness testing and changes the timing of recognition and presentation for certain hedged items. Certain disclosure requirements are also modified for hedging activities on a prospective basis. The guidance is effective in 2019 with early adoption permitted on a modified retrospective approach. The Company is assessing the potential impact of the new standard.

Presentation of Net Periodic Pension and Postretirement Benefits
In March 2017, the FASB issued amended guidance requiring all net periodic benefit components for defined benefit pension and other postretirement plans other than service costs to be recorded outside of income from operations (other income). The guidance is effective in 2018 on a retrospective basis. The Company expects that annual cost of products sold; marketing, selling and administrative; and research and development expenses will increase by approximately $130 million in the aggregate with a corresponding offset in other income.

Revenue from Contracts with Customers
Amended guidance for revenue recognition will be adopted in the first quarter of 2018 using the modified retrospective method with the cumulative effect of the change recognized in retained earnings. The new guidance referred to as ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five step model will be utilized to achieve the core principle; (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied.

The Company’s assessment of the new standard’s impact is substantially complete. The timing of recognizing revenue is not expected to change for typical net product sales to customers, most existing alliance arrangements as well as royalties and sale-based milestones from out-licensing arrangements. In addition, the timing of recognizing royalties, sales-based milestones and other forms of contingent consideration resulting from the divestiture of businesses is not expected to change.

However, transaction prices are no longer required to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event to the extent it is probable that a significant reversal in the amount of estimated cumulative revenue will not occur. Certain estimated future royalties and termination fees for licensing rights previously reacquired by alliance partners are expected to be recognized as contract assets upon adoption of the new standard. Refer to the Sanofi and Erbitux* Japan arrangements in "Note 3. Alliances" of the 2016 Form 10-K. As a result of the new guidance and cumulative effect adjustment, revenue and other income is expected to be lower in 2018 by approximately $225 million and $125 million, respectively, compared to what would have been reported under the previous standard.

In addition to the items discussed above, the following recently issued accounting standards have not been adopted. Refer to the 2016 Form 10-K for additional information and their potential impacts.

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
Product revenues and the composition of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Prioritized Brands
Opdivo	$1,265	$920	$3,587	$2,464
Eliquis	1,232	884	3,509	2,395
Orencia	632	572	1,817	1,640
Sprycel	509	472	1,478	1,330
Yervoy	323	285	975	789
Empliciti	60	41	168	103
Established Brands
Hepatitis C Franchise	73	379	347	1,352
Baraclude	264	306	819	896
Sustiva Franchise	183	275	555	819
Reyataz Franchise	174	238	555	706
Other Brands	539	550	1,517	1,690
Total Revenues	$5,254	$4,922	$15,327	$14,184

Net product sales	$4,862	$4,492	$14,212	$12,888
Alliance revenues	334	402	957	1,229
Other revenues	58	28	158	67
Total Revenues	$5,254	$4,922	$15,327	$14,184

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Revenues from alliances:
Net product sales	$1,764	$1,465	$5,045	$4,031
Alliance revenues	334	402	957	1,229
Total Revenues	$2,098	$1,867	$6,002	$5,260

Payments to/(from) alliance partners:
Cost of products sold	$678	$572	$1,969	$1,543
Marketing, selling and administrative	(16)	(3)	(39)	(10)
Research and development	(12)	(7)	(6)	23
Other (income)/expense	(151)	(160)	(545)	(864)

Noncontrolling interest, pretax	4	3	9	13

Selected Alliance Balance Sheet information:
Dollars in Millions	September 30, 2017	December 31, 2016
Receivables - from alliance partners	$878	$903
Accounts payable - to alliance partners	634	555
Deferred income from alliances(a)	1,060	1,194

(a)
Includes unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. Amortization of deferred income (primarily related to alliances) was $59 million and $193 million for the nine months ended September 30, 2017 and 2016, respectively.

Specific information pertaining to each of our significant alliances is discussed in our 2016 Form 10-K, including their nature and purpose, the significant rights and obligations of the parties and specific accounting policy elections. Significant developments and updates related to alliances during the nine months ended September 30, 2017 are set forth below.

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

Note 4. ACQUISITIONS, DIVESTITURES AND LICENSING ARRANGEMENTS

Acquisitions
IFM
In the third quarter of 2017, BMS acquired all of the outstanding shares of IFM, a private biotechnology company focused on developing therapies that modulate novel targets in the innate immune system to treat cancer, autoimmunity and inflammatory diseases. The acquisition provides BMS with full rights to IFM's preclinical STING and NLRP3 agonist programs focused on enhancing the innate immune response for treating cancer. The consideration includes an upfront payment of $300 million and contingent development, regulatory and sales-based milestone payments of up to $1.0 billion for the first product from each of the two programs and additional contingent milestone payments of up to $555 million for any subsequent products from these programs. No significant IFM processes were acquired, therefore the transaction was accounted for as an asset acquisition because IFM was determined not to be a business as that term is defined in ASC 805 - Business Combinations. BMS also paid $25 million for certain negotiation rights to collaborate, license or acquire an NLRP3 antagonist program from a newly formed entity established by the former shareholders of IFM. The transactions resulted in $310 million of R&D expense and $15 million of deferred tax assets for net operating losses and tax credit carryforwards.
Flexus
In the second quarter of 2017, a $100 million milestone was achieved and paid to former stockholders of Flexus as additional contingent consideration following the commencement of a Phase II clinical study of an anti-cancer IDO inhibitor. The additional consideration was included in R&D expense as the Flexus acquisition in 2015 was accounted for as an asset acquisition.
Cardioxyl
In the second quarter of 2017, a $100 million milestone was achieved and paid to former stockholders of Cardioxyl as additional contingent consideration following the commencement of a Phase II clinical study of a cardiovascular Nitroxyl Donor. The additional consideration was included in R&D expense as the Cardioxyl acquisition in 2015 was accounted for as an asset acquisition.

Divestitures
SK Biotek
In the second quarter of 2017, BMS agreed to sell its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek. The divestiture includes the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations. The purchase price is expected to be approximately $140 million subject to inventory levels on the date of closing. The transaction is expected to close in the fourth quarter of 2017 subject to SK Biotek's receipt of certain environmental permits and other customary closing conditions and will be accounted for as a sale of a business. Net assets of approximately $140 million were accounted for as held-for-sale as of September 30, 2017, consisting primarily of inventories and property, plant and equipment, and were included in prepaid expenses and other. The assets were reduced to their estimated relative fair value after considering the purchase price resulting in an impairment charge of $128 million that was included in cost of products sold in the nine months ended September 30, 2017. SK Biotek will provide certain manufacturing services for BMS through 2022. Revenues and pretax earnings related to this operation were not material in 2017 and 2016 (excluding the impairment charge).

Licensing Arrangements
Halozyme
In the third quarter of 2017, BMS and Halozyme announced a global collaboration and license agreement to develop subcutaneously administered BMS IO medicines using Halozyme's ENHANZE* drug-delivery technology. This technology may allow for more rapid delivery of large volume injectable medications, such as medications that are currently delivered intravenously, through subcutaneous delivery. BMS agreed to pay $105 million to Halozyme for access to the technology which will be included in R&D expense in the fourth quarter of 2017. BMS has designated multiple IO targets, including PD-1, to develop using the ENHANZE* technology and has an option to select additional targets within five years from the effective date up to a maximum of 11 targets. BMS may pay up to $160 million upon achievement of contingent development, regulatory and sales-based milestone events for each of the nominated collaboration targets, additional milestone payments for combination products and future royalties on sales of products using the ENHANZE* technology. The agreement is subject to obtaining customary regulatory and antitrust approvals.
CytomX
In the second quarter of 2017, BMS expanded its strategic collaboration with CytomX to discover novel therapies using CytomX’s proprietary Probody platform. As part of the original May 2014 collaboration to discover, develop and commercialize Probody therapeutics, BMS selected four oncology targets, including CTLA-4. Pursuant to the expanded agreement, CytomX will grant BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to eight additional targets. BMS paid CytomX $75 million for the rights to the initial four targets which was expensed as R&D prior to 2017. BMS paid $200 million to CytomX for access to the additional targets which was included in R&D expense in the second quarter of 2017. BMS will also reimburse CytomX for certain research costs over the collaboration period, pay up to $448 million upon achievement of contingent development, regulatory and sales milestone events for each collaboration target and future royalties if a product is approved and commercialized.
Biogen
In the second quarter of 2017, BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy. Biogen paid $300 million to BMS which was included in other income in the second quarter of 2017 as BMS has no further performance obligations as part of the agreement. BMS is also entitled to contingent development, regulatory and sales based milestone payments of up to $410 million if achieved as well as future royalties if the product is ultimately approved and commercialized. BMS originally acquired the rights to this compound in 2014 through its acquisition of iPierian. Biogen assumed all of BMS’s remaining obligations to the former stockholders of iPierian.
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

Note 5. OTHER (INCOME)/EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Interest expense	$48	$42	$145	$127
Investment income	(37)	(32)	(104)	(81)
Provision for restructuring	28	19	207	41
Litigation and other settlements(a)	—	(1)	(489)	48
Equity in net income of affiliates	(21)	(19)	(59)	(65)
Divestiture (gains)/losses	1	(21)	(126)	(574)
Royalties and licensing income(b)	(209)	(158)	(1,093)	(579)
Transition and other service fees	(12)	(57)	(32)	(184)
Pension charges	22	19	91	66
Intangible asset impairments	—	—	—	15
Equity investment impairment	—	—	—	45
Loss on debt redemption	—	—	109	—
Other	(11)	(16)	(26)	(57)
Other (income)/expense	$(191)	$(224)	$(1,377)	$(1,198)

(a)	Includes BMS's share of a patent-infringement litigation settlement of $481 million related to Merck's PD-1 antibody Keytruda* in the nine months ended September 30, 2017.

(b)	Includes upfront licensing fees of $470 million from Biogen and Roche in the nine months ended September 30, 2017.

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model and expects to incur charges in connection with employee workforce reductions and early site exits. The majority of the charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other site shutdown costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of $631 million have been recognized for these actions since the announcement ($82 million and $534 million for the three and nine months ended September 30, 2017, respectively). These charges include an impairment charge for the manufacturing operations in Swords, Ireland discussed in "—Note 4. Acquisitions, Divestitures and Licensing Arrangements." Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

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

Employee workforce reductions were approximately 1,200 and 500 for the nine months ended September 30, 2017 and 2016, respectively, across all geographic regions for manufacturing, marketing, selling, administrative and R&D personnel.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Employee termination costs	$18	$17	$190	$32
Other termination costs	10	2	17	9
Provision for restructuring	28	19	207	41
Accelerated depreciation	64	15	216	42
Asset impairments	1	—	144	—
Other shutdown costs	—	6	3	13
Total charges	$93	$40	$570	$96

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Cost of products sold	$1	$7	$131	$15
Research and development	64	14	232	40
Other (income)/expense	28	19	207	41
Total charges	$93	$40	$570	$96

	Nine Months Ended September 30,
Dollars in Millions	2017	2016
Liability at January 1	$114	$125
Charges	233	48
Change in estimates	(26)	(7)
Provision for restructuring	207	41
Foreign currency translation	17	2
Spending	(179)	(88)
Liability at September 30	$159	$80

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Earnings Before Income Taxes	$1,183	$1,559	$4,433	$4,829
Provision for Income Taxes	327	344	1,129	1,220
Effective Tax Rate	27.6%	22.1%	25.5%	25.3%

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

Jurisdictional tax rates and other tax impacts attributed to R&D charges, divestiture transactions and other discrete pretax items increased the effective tax rate by 3.7% and 3.1% in the nine months ended September 30, 2017 and 2016, respectively, including non-deductible R&D asset acquisition charges and goodwill allocated to business divestitures. The tax impact for discrete items are reflected immediately and are not considered in estimating the annual effective tax rate.

The adoption of the amended guidance for intra-entity transfers of assets other than inventory and share-based payment transactions reduced the effective tax rate by 2.1% in the nine months ended September 30, 2017. Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

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

It is also reasonably possible that the total amount of unrecognized tax benefits at September 30, 2017 could decrease in the range of approximately $255 million to $315 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

Note 8. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2017	2016	2017	2016
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$845	$1,202	$3,335	$3,563

Weighted-average common shares outstanding – basic	1,639	1,671	1,648	1,670
Incremental shares attributable to share-based compensation plans	6	8	7	9
Weighted-average common shares outstanding – diluted	1,645	1,679	1,655	1,679

Earnings per Common Share:
Basic	$0.52	$0.72	$2.02	$2.13
Diluted	$0.51	$0.72	$2.02	$2.12

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017		December 31, 2016
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - Money market and other securities	$—	$3,915	$—	$3,532
Marketable securities:
Certificates of deposit	—	176	—	27
Commercial paper	—	977	—	750
Corporate debt securities	—	3,725	—	3,947
Equity funds	—	119	—	101
Fixed income funds	—	7	—	7
Derivative assets	—	31	—	75
Equity investments	90	—	24	—
Derivative liabilities	—	(63)	—	(30)

As further described in "Note 9. Financial Instruments and Fair Value Measurements" in our 2016 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs), (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs) or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of September 30, 2017 and December 31, 2016.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

	September 30, 2017				December 31, 2016
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$176	$—	$—	$176	$27	$—	$—	$27
Commercial paper	977	—	—	977	750	—	—	750
Corporate debt securities	3,713	15	(3)	3,725	3,945	10	(8)	3,947
Equity investments	57	34	(1)	90	31	—	(7)	24
	$4,923	$49	$(4)	$4,968	$4,753	$10	$(15)	$4,748

Financial assets measured using the fair value option
Equity and fixed income funds(a)				126				108
Total				$5,094				$4,856

Dollars in Millions	September 30, 2017	December 31, 2016
Current marketable securities	$2,478	$2,113
Non-current marketable securities(b)	2,526	2,719
Other assets(c)	90	24
Total	$5,094	$4,856

(a)	The fair value option for financial assets was elected for investments in equity and fixed income funds and are included in current marketable securities.

(b)	All non-current marketable securities mature within five years as of September 30, 2017 and December 31, 2016.

(c)	Includes equity investments.

Qualifying Hedges and Non-Qualifying Derivatives
The following table summarizes the fair value of outstanding derivatives:

	September 30, 2017				December 31, 2016
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$755	$(3)	$750	$1	$755	$(3)
Forward starting interest rate swap contracts	—	—	—	—	500	8	250	(11)
Foreign currency forward contracts	1,351	25	548	(28)	967	66	198	(9)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	322	6	1,183	(32)	106	—	360	(7)

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.

Cash Flow Hedges — The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($2.2 billion) and Japanese yen ($586 million) at September 30, 2017. BMS terminated forward starting interest rate swap contracts in the first quarter of 2017 with an aggregate notional value of $750 million. The proceeds and related gain were not material.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates.

Fair Value Hedges — The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016 generating proceeds of $43 million (including accrued interest).

Debt Obligations
Short-term debt obligations include:

Dollars in Millions	September 30, 2017	December 31, 2016
Commercial paper	$799	$—
Bank drafts and short-term borrowings	662	243
Current portion of long-term debt	—	749
Total	$1,461	$992

The average amount of commercial paper outstanding was $211 million at a weighted-average rate of 1.12% during 2017. The maximum amount of commercial paper outstanding was $1.0 billion with $799 million outstanding at September 30, 2017.

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	September 30, 2017	December 31, 2016
Principal Value	$6,834	$6,261
Adjustments to Principal Value:
Fair value of interest rate swap contracts	(3)	(2)
Unamortized basis adjustment from swap terminations	234	287
Unamortized bond discounts and issuance costs	(83)	(81)
Total	$6,982	$6,465

Current portion of long-term debt	$—	$749
Long-term debt	6,982	5,716

The fair value of debt was $7.4 billion at September 30, 2017 and $6.9 billion at December 31, 2016 valued using Level 2 inputs. Interest payments were $172 million and $140 million for the nine months ended September 30, 2017 and 2016, respectively, net of amounts related to interest rate swap contracts.

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

During the third quarter of 2017, $750 million of 0.875% Notes matured and were repaid.

During the second quarter of 2017, the Company repurchased certain long-term debt obligations with interest rates ranging from 5.875% to 6.875%. The following summarizes the debt repurchase activity:

Dollars in Millions	2017
Principal amount	$337
Carrying value	366
Debt redemption price	474
Loss on debt redemption(a)	109

(a)	Including acceleration of debt issuance costs, gain on previously terminated interest rate swap contracts and other related fees.

Note 10. RECEIVABLES

Dollars in Millions	September 30, 2017	December 31, 2016
Trade receivables	$4,564	$3,948
Less charge-backs and cash discounts	(184)	(126)
Less bad debt allowances	(48)	(48)
Net trade receivables	4,332	3,774
Alliance receivables	878	903
Prepaid and refundable income taxes	334	627
Other	378	239
Receivables	$5,922	$5,543

Non-U.S. receivables sold on a nonrecourse basis were $460 million and $470 million for the nine months ended September 30, 2017 and 2016, respectively. Receivables from our three largest pharmaceutical wholesalers in the U.S. represented 64% and 66% of total trade receivables at September 30, 2017 and December 31, 2016, respectively.

Note 11. INVENTORIES

Dollars in Millions	September 30, 2017	December 31, 2016
Finished goods	$380	$310
Work in process	956	988
Raw and packaging materials	224	264
Total inventories	$1,560	$1,562

Inventories	$1,250	$1,241
Other assets	310	321

Inventories of $120 million are included in assets held-for-sale as of September 30, 2017 due to the expected transfer of manufacturing operations in Swords, Ireland to SK Biotek. Refer to "—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for additional information. Other assets include inventory expected to remain on hand beyond one year in both periods and inventory pending regulatory approval of $54 million at December 31, 2016.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2017	December 31, 2016
Land	$105	$107
Buildings	5,188	4,930
Machinery, equipment and fixtures	3,034	3,287
Construction in progress	938	849
Gross property, plant and equipment	9,265	9,173
Less accumulated depreciation	(4,251)	(4,193)
Property, plant and equipment	$5,014	$4,980

Depreciation expense was $509 million and $319 million for the nine months ended September 30, 2017 and 2016, respectively. Refer to "—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for additional information relating to the expected transfer of manufacturing operations in Swords, Ireland to SK Biotek.

Note 13. OTHER INTANGIBLE ASSETS

Dollars in Millions	September 30, 2017	December 31, 2016
Licenses	$564	$564
Developed technology rights	2,357	2,357
Capitalized software	1,339	1,441
IPRD	32	107
Gross other intangible assets	4,292	4,469
Less accumulated amortization	(3,079)	(3,084)
Other intangible assets	$1,213	$1,385

Amortization expense was $142 million and $134 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 14. ACCRUED LIABILITIES

Dollars in Millions	September 30, 2017	December 31, 2016
Rebates and returns	$1,901	$1,680
Employee compensation and benefits	702	818
Research and development	689	718
Dividends	639	660
Branded Prescription Drug Fee	251	234
Royalties	249	246
Restructuring	121	90
Pension and postretirement benefits	41	44
Litigation and other settlements	35	43
Other	790	738
Accrued liabilities	$5,418	$5,271

Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2016	2,208	$221	$1,459	$(2,468)	$31,613	539	$(16,559)	$158
Net earnings	—	—	—	—	3,563	—	—	46
Other comprehensive loss	—	—	—	(267)	—	—	—	—
Cash dividends declared	—	—	—	—	(1,904)	—	—	—
Stock repurchase program	—	—	—	—	—	4	(231)	—
Stock compensation	—	—	191	—	—	(6)	(5)	—
Distributions	—	—	—	—	—	—	—	(36)
Balance at September 30, 2016	2,208	$221	$1,650	$(2,735)	$33,272	537	$(16,795)	$168

Balance at December 31, 2016	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170
Accounting change - cumulative effect(a)	—	—	—	—	(787)	—	—	—
Adjusted balance at January 1, 2017	2,208	$221	$1,725	$(2,503)	$32,726	536	$(16,779)	$170
Net earnings	—	—	—	—	3,335	—	—	28
Other comprehensive income	—	—	—	82	—	—	—	—
Cash dividends declared	—	—	—	—	(1,920)	—	—	—
Stock repurchase program	—	—	—	—	—	40	(2,226)	—
Stock compensation	—	—	120	—	—	(5)	2	—
Variable interest entity	—	—	—	—	—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(8)
Balance at September 30, 2017	2,208	$221	$1,845	$(2,421)	$34,141	571	$(19,003)	$131

(a)	Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

BMS has a stock repurchase program authorized by its Board of Directors allowing for repurchases in the open market or through private transactions, including plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method. BMS repurchased approximately 3.8 million shares for $226 million during the three months ended September 30, 2017.

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

The components of other comprehensive income/(loss) were as follows:

	2017			2016
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized losses	$(28)	$12	$(16)	$(14)	$4	$(10)
Reclassified to net earnings(a)	21	(6)	15	21	(7)	14
Derivatives qualifying as cash flow hedges	(7)	6	(1)	7	(3)	4
Pension and postretirement benefits:
Actuarial gains/(losses)	(5)	2	(3)	72	(26)	46
Amortization(b)	19	(11)	8	20	(7)	13
Curtailments and settlements(c)	21	(8)	13	19	(6)	13
Pension and postretirement benefits	35	(17)	18	111	(39)	72
Available-for-sale securities:
Unrealized gains/(losses)	28	(5)	23	(8)	4	(4)
Realized gains(c)	(1)	—	(1)	(4)	—	(4)
Available-for-sale securities	27	(5)	22	(12)	4	(8)
Foreign currency translation	(10)	17	7	(2)	3	1
	$45	$1	$46	$104	$(35)	$69

Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized losses	$(81)	$31	$(50)	$(199)	$66	$(133)
Reclassified to net earnings(a)	(11)	—	(11)	12	(5)	7
Derivatives qualifying as cash flow hedges	(92)	31	(61)	(187)	61	(126)
Pension and postretirement benefits:
Actuarial losses	(40)	17	(23)	(453)	160	(293)
Amortization(b)	57	(22)	35	56	(19)	37
Curtailments and settlements(c)	96	(34)	62	66	(23)	43
Pension and postretirement benefits	113	(39)	74	(331)	118	(213)
Available-for-sale securities:
Unrealized gains	49	(7)	42	29	(13)	16
Realized (gains)/losses(c)	(1)	—	(1)	30	—	30
Available-for-sale securities	48	(7)	41	59	(13)	46
Foreign currency translation	(8)	36	28	20	6	26
	$61	$21	$82	$(439)	$172	$(267)

(a)	Included in cost of products sold

(b)	Included in cost of products sold, research and development and marketing, selling and administrative expenses

(c)	Included in other (income)/expense

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	September 30, 2017	December 31, 2016
Derivatives qualifying as cash flow hedges	$(23)	$38
Pension and other postretirement benefits	(2,023)	(2,097)
Available-for-sale securities	34	(7)
Foreign currency translation	(409)	(437)
Accumulated other comprehensive loss	$(2,421)	$(2,503)

Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Service cost – benefits earned during the year	$7	$6	$19	$19
Interest cost on projected benefit obligation	48	45	142	145
Expected return on plan assets	(104)	(104)	(308)	(314)
Amortization of prior service credits	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	20	22	61	62
Curtailments and settlements	22	19	91	66
Special termination benefits	—	—	—	1
Net periodic benefit cost/(credit)	$(8)	$(13)	$2	$(24)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $477 million at September 30, 2017 and $600 million at December 31, 2016. Defined contribution plan expense in the U.S. was $46 million and $49 million for the three months ended September 30, 2017 and 2016, respectively, and $142 million and $141 million for the nine months ended September 30, 2017 and 2016, respectively.

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
INTELLECTUAL PROPERTY
Plavix* — Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case has been remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Australian government has intervened in this matter and is also seeking damages for alleged losses experienced during the period when the injunction was in place. The Company and Apotex have settled the Apotex case, and the case has been dismissed. The Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2018. It is not possible at this time to predict the outcome of the Australian government’s claim or its impact on the Company.
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
Anti-PD-1 Antibody Patent Oppositions and Litigation
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship of five related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In September 2017, Pfizer filed a motion seeking to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer. This motion has not been acted upon by the court.
Eliquis Patent Litigation
In February, March and April 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed abbreviated new drug applications (ANDAs) seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book have now been challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia. In August 2017, the United States Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is the Company’s basis for projected loss of exclusivity, from February 2023 to November 2026. In September 2017, the Company settled its lawsuit with Teva Pharmaceuticals USA, Inc. and the parties agreed to dismiss the case. The settlement does not impact the Company’s projected loss of exclusivity for Eliquis.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Over 5,000 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, have been filed in state and federal courts in various states including California, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multi-district litigation (MDL) to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. Following the United States Supreme Court’s June 2017 reversal of a California Supreme Court decision that had held that the California state courts can exercise personal jurisdiction over the claims of non-California residents, over 2,000 out-of-state resident plaintiffs' claims (including spouses and beneficiaries) previously pending in the California state court have been, or are in the process of being dismissed. Some number of these California non-resident plaintiffs’ claims may be re-filed in federal court. It is not possible at this time to reasonably assess the outcome of these lawsuits or the potential impact on the Company.

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
Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 400 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. The majority of these claims are pending in an MDL in the United States District Court for the Southern District of New York and in state court in Delaware. As of October 2017, there are over 150 cases pending in the MDL and state courts in the United States and one pending in Canada. Over 80 cases have been dismissed with prejudice by the MDL. Plaintiffs have appealed some of the dismissed cases to the Second Circuit Court of Appeals.
SHAREHOLDER DERIVATIVE LITIGATION
Since December 2015, three shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the Securities and Exchange Commission of alleged Foreign Corrupt Practices Act violations in China in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest. As of October 2017, all three of the lawsuits have been dismissed. The Company received a notice of appeal for one of the lawsuits in September 2017.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $63 million at September 30, 2017, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

Our revenues increased by 8% for the nine months ended September 30, 2017 as a result of higher demand for our prioritized brands including Opdivo and Eliquis partially offset by increased competition for established brands, primarily Daklinza. The $0.10 decrease in GAAP EPS was due to higher license, asset acquisition and restructuring related charges and lower divestiture related income. These items were partially offset by higher revenues, royalties and licensing income and the patent-infringement litigation settlement related to Merck's PD-1 antibody Keytruda* (pembrolizumab). After adjusting for licensing income, litigation settlements, license and asset acquisition charges and other specified items, non-GAAP EPS increased $0.12.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2017	2016	2017	2016
Total Revenues	$5,254	$4,922	$15,327	$14,184

Diluted Earnings Per Share
GAAP	0.51	0.72	2.02	2.12
Non-GAAP	0.75	0.77	2.32	2.20

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

Puerto Rico Update
Like many others in the pharmaceutical industry, we have manufacturing and commercial operations in Puerto Rico which were impacted by the recent hurricanes. Our two manufacturing sites sustained some damage but are currently operating at limited capacity. We continue to work to restore to normal operations. Our first priority was to ensure the safety and well-being of our employees. We have accounted for 100% of our employees and continue to provide humanitarian aid as needed. Our business continuity plans have been successful to date despite very challenging conditions with no supply disruption to date. In addition, we do not foresee any product supply issues. Although our financial results for the quarter were not significantly impacted, we will continue to monitor and assess the ongoing effects.

Significant Product and Pipeline Approvals

The following is a summary of significant approvals received in 2017:

Product	Date	Approval
Opdivo	September 2017	FDA approval for the treatment of patients with HCC, a type of liver cancer, who have been previously treated with sorafenib.
	September 2017	Approval in Japan for the treatment of unresectable advanced or recurrent gastric cancer which has progressed after chemotherapy, received by our alliance partner, Ono.
	August 2017	FDA approval for the treatment of adult and pediatric patients with MSI-H or dMMR mCRC that has progressed following treatment with a fluoropyrimidine, oxaliplatin and irinotecan.
June 2017
EC approval for the treatment of patients with previously treated locally advanced unresectable or metastatic urothelial carcinoma, a type of bladder cancer, in adults after failure of platinum-containing therapy.

	April 2017	EC approval for the treatment of SCCHN in adults progressing on or after platinum-based therapy.
	March 2017	Approval in Japan for the treatment of recurrent or metastatic HNC, received by our alliance partner, Ono.
	February 2017	FDA approval for the treatment of patients with previously treated locally advanced or metastatic urothelial carcinoma, a type of bladder cancer.
Orencia	July 2017
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

Acquisitions and Licensing Arrangements
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
Halozyme
In the third quarter of 2017, BMS and Halozyme announced a global collaboration and license agreement to develop subcutaneously administered BMS IO medicines using Halozyme's ENHANZE* drug-delivery technology. This transaction is expected to close in the fourth quarter of 2017 subject to obtaining customary regulatory and antitrust approvals.
IFM
In the third quarter of 2017, BMS acquired all of the outstanding shares of IFM, a private biotechnology company focused on developing therapies that modulate novel targets in the innate immune system to treat cancer, autoimmunity and inflammatory diseases. The acquisition provides BMS with full rights to IFM's preclinical STING and NLRP3 agonist programs focused on enhancing the innate immune response for treating cancer.
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

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Revenues		2017 vs. 2016		Total Revenues		2017 vs. 2016
Dollars in Millions	2017	2016	Total Change	Foreign Exchange(b)	2017	2016	Total Change	Foreign Exchange(b)
United States	$2,864	$2,790	3%	—	$8,467	$8,015	6%	—
Europe	1,262	946	33%	5%	3,596	2,855	26%	(1)%
Rest of the World	970	1,069	(9)%	(2)%	2,858	2,922	(2)%	(1)%
Other(a)	158	117	35%	N/A	406	392	4%	N/A
Total	$5,254	$4,922	7%	1%	$15,327	$14,184	8%	(1)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased in both periods due to higher demand for Eliquis and Opdivo partially offset by lower demand for established brands due to increased competition, primarily Daklinza. Average U.S. net selling prices were approximately 2% higher after charge-backs, rebates and discounts in the nine months ended September 30, 2017 compared to the prior year period. Refer to “—Product Revenues” below for additional information.
Europe revenues increased in both periods due to higher demand for Opdivo and Eliquis partially offset by lower demand for Daklinza due to increased competition.
Rest of the World revenues decreased in both periods due to lower demand for established brands, including Daklinza, due to increased competition and the divestiture of certain other brands partially offset by higher demand for Opdivo and Eliquis.
No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2017 or 2016. Our business is typically not seasonal.

GTN Adjustments
The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows (excluding alliance and other revenues such as Atripla*):

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2017	2016	% Change	2017	2016	% Change
Gross product sales	$6,555	$5,698	15%	$18,723	$16,252	15%
GTN adjustments:
Charge-backs and cash discounts	(583)	(427)	37%	(1,521)	(1,174)	30%
Medicaid and Medicare rebates	(573)	(397)	44%	(1,474)	(1,018)	45%
Other rebates, returns, discounts and adjustments	(537)	(382)	41%	(1,516)	(1,172)	29%
Total GTN adjustments	(1,693)	(1,206)	40%	(4,511)	(3,364)	34%
Net product sales	$4,862	$4,492	8%	$14,212	$12,888	10%

GTN adjustments percentage	26%	21%	5%	24%	21%	3%
U.S.	32%	26%	6%	30%	26%	4%
Non-U.S.	15%	14%	1%	14%	12%	2%
Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $65 million and $143 million in the nine months ended September 30, 2017 and 2016, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual and legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2017	2016	% Change	2017	2016	% Change
Prioritized Brands
Opdivo	$1,265	$920	38%	$3,587	$2,464	46%
U.S.	778	712	9%	2,307	1,949	18%
Non-U.S.	487	208	**	1,280	515	**

Eliquis	1,232	884	39%	3,509	2,395	47%
U.S.	717	512	40%	2,119	1,424	49%
Non-U.S.	515	372	38%	1,390	971	43%

Orencia	632	572	10%	1,817	1,640	11%
U.S.	432	387	12%	1,243	1,109	12%
Non-U.S.	200	185	8%	574	531	8%

Sprycel	509	472	8%	1,478	1,330	11%
U.S.	278	259	7%	806	702	15%
Non-U.S.	231	213	8%	672	628	7%

Yervoy	323	285	13%	975	789	24%
U.S.	239	222	8%	727	600	21%
Non-U.S.	84	63	33%	248	189	31%

Empliciti	60	41	46%	168	103	63%
U.S.	39	36	8%	112	97	15%
Non-U.S.	21	5	**	56	6	**

Established Brands
Hepatitis C Franchise	73	379	(81)%	347	1,352	(74)%
U.S.	24	192	(88)%	96	745	(87)%
Non-U.S.	49	187	(74)%	251	607	(59)%

Baraclude	264	306	(14)%	819	896	(9)%
U.S.	14	17	(18)%	40	49	(18)%
Non-U.S.	250	289	(13)%	779	847	(8)%

Sustiva Franchise	183	275	(33)%	555	819	(32)%
U.S.	157	234	(33)%	471	689	(32)%
Non-U.S.	26	41	(37)%	84	130	(35)%

Reyataz Franchise	174	238	(27)%	555	706	(21)%
U.S.	85	125	(32)%	260	367	(29)%
Non-U.S.	89	113	(21)%	295	339	(13)%

Other Brands	539	550	(2)%	1,517	1,690	(10)%
U.S.	101	94	7%	286	284	1%
Non-U.S.	438	456	(4)%	1,231	1,406	(12)%
**    Change in excess of 100%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•	U.S. revenues increased in both periods due to higher demand. We expect increased competition for Opdivo to continue in the future.

•	International revenues increased in both periods due to higher demand as a result of launches of additional indications and approvals in new countries.
Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. and international revenues increased in both periods due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains.
Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased in both periods due to higher average net selling prices and demand.

•	International revenues increased in both periods due to higher demand.
Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

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

Estimated End-User Demand
Pursuant to the SEC Consent Order described in our 2016 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. No U.S. products had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2017. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at June 30, 2017.
Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 1.3 months of inventory on hand at March 31, 2017. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Fervex, a cold and flu product, had 4.0 months of inventory on hand at direct customers compared to 2.7 months of inventory on hand at March 31, 2017. The level of inventory on hand was attributable to France to support product seasonality.
Perfalgan, an analgesic product, had 1.5 months of inventory on hand internationally at direct customers compared to 1.6 months of inventory on hand at March 31, 2017. The level of inventory on hand was due to extended delivery lead time primarily in the Gulf Countries.
Sunvepra, a Hepatitis C product, had 1.1 months of inventory on hand at direct customers compared to 1.1 months of inventory on hand at March 31, 2017. The level of inventory on hand was attributable to decreasing in-market sales primarily in Japan.
Ximency, a Hepatitis C product, had 1.1 months of inventory on hand at direct customers compared to 2.4 months of inventory on hand at March 31, 2017. The product was launched in February 2017 in Japan.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended September 30, 2017 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2017	2016	% Change	2017	2016	% Change
Cost of products sold	$1,572	$1,305	20%	$4,393	$3,563	23%
Marketing, selling and administrative	1,147	1,144	—	3,388	3,450	(2)%
Research and development	1,543	1,138	36%	4,490	3,540	27%
Other (income)/expense	(191)	(224)	(15)%	(1,377)	(1,198)	15%
Total Expenses	$4,071	$3,363	21%	$10,894	$9,355	16%

Cost of products sold increased in both periods due to higher Eliquis profit sharing (approximately $150 million and $520 million for the three and nine months ended September 30, 2017, respectively) and higher inventory charges, including a $70 million charge resulting from lower expected HCV demand requirements. The nine months ended September 30, 2017 also included a $128 million impairment charge to reduce the carrying value of assets held-for-sale to their estimated fair value. Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for further information.

Research and development expense increased in both periods due to higher license and asset acquisition charges, accelerated depreciation and the expansion of Opdivo development programs. The nine months ended September 30, 2017 also included higher IPRD impairment charges.

The significant license and asset acquisition transactions and other charges included in R&D expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
IFM	$310	$—	$310	$—
CytomX	—	—	200	10
Flexus	—	—	93	100
Cardioxyl	—	—	100	—
Padlock	—	—	—	139
Cormorant	—	35	—	35
Other	—	10	50	25
License and asset acquisition charges	310	45	753	309
IPRD impairments	—	—	75	—
Accelerated depreciation and other	64	14	232	40

•
License and asset acquisition charges include upfront payments for the IFM, CytomX, Padlock and Cormorant arrangements and milestone payments for the CytomX, Flexus and Cardioxyl arrangements. These arrangements were related to certain investigational oncology, cardiovascular and immunoscience compounds.

•	IPRD impairment charges in the nine months ended September 30, 2017 related to the discontinued development of an investigational compound which was part of our alliance with F-Star Alpha.

•
Accelerated depreciation and other charges resulted from the expected exit of R&D sites in the U.S. through 2020 primarily due to the reduction in the estimated useful lives of the related assets for each site.

Refer to "Item 1. Financial Statements—Note 3. Alliances, Note 4. Acquisitions, Divestitures and Licensing Arrangements and Note 6. Restructuring" for further information.

Other income increased in the nine months ended September 30, 2017 due to higher royalties and licensing income and litigation and other settlement income partially offset by lower divestiture gains and transition and other service fees and higher restructuring charges. The significant changes included in other income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Provision for restructuring	$28	$19	$207	$41
Litigation and other settlements	—	(1)	(489)	48
Divestiture (gains)/losses	1	(21)	(126)	(574)
Royalties and licensing income	(209)	(158)	(1,093)	(579)
Transition and other service fees	(12)	(57)	(32)	(184)

•
Restructuring charges relate to changes to the Company's operating model to drive continued success in the near- and long-term through a more focused investment in commercial opportunities for key brands and markets, a competitive and more agile R&D organization that can accelerate the pipeline, streamline operations and realign manufacturing capabilities that broaden biologics capabilities to reflect the current and future portfolio as well as streamline and simplify our small-molecule supply network. The new operating model is expected to enable the Company to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities across the Company. Aggregate restructuring charges of approximately $250 million are expected to be incurred in 2017 for all actions in addition to accelerated depreciation impacts resulting from early site exits.

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

•
Divestiture gains include additional contingent consideration for the diabetes business ($100 million) in the first quarter of 2017, an OTC product business in the second quarter of 2016 ($277 million) and the investigational HIV medicines business in the first quarter of 2016 ($272 million).

•
Royalties and licensing income include upfront licensing fees from Biogen ($300 million) and Roche ($170 million) in the second quarter of 2017 in connection with the out-licensing of certain investigational genetically defined disease compounds.

•	Transition and other service fees in 2016 included fees resulting from the divestiture of the diabetes business in 2014 and the investigational HIV medicines business in 2016.

Refer to "Item 1. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements, Note 5. Other (Income)/Expense, Note 6. Restructuring and Note 9. Financial Instruments and Fair Value Measurements" for further information.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Earnings Before Income Taxes	$1,183	$1,559	$4,433	$4,829
Provision for Income Taxes	327	344	1,129	1,220
Effective Tax Rate	27.6%	22.1%	25.5%	25.3%

The jurisdictional tax rates and other tax impacts attributed to R&D charges, divestiture transactions and other specified items increased the effective tax rate by 3.7% and 3.1% in the nine months ended September 30, 2017 and 2016, respectively. In addition, the adoption of amended income tax accounting guidance reduced the effective tax rate by 2.1% in the nine months ended September 30, 2017 which was offset by earnings mix between high and low tax jurisdictions. Refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards and Note 7. Income Taxes" for further information.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2017	2016	2017	2016
Impairment charges	$1	$—	$128	$—
Accelerated depreciation and other shutdown costs	—	7	3	15
Cost of products sold	1	7	131	15

License and asset acquisition charges	310	45	753	309
IPRD impairments	—	—	75	—
Accelerated depreciation and other	64	14	232	40
Research and development	374	59	1,060	349

Provision for restructuring	28	19	207	41
Litigation and other settlements	—	(3)	(481)	40
Divestiture gains	—	(13)	(100)	(559)
Royalties and licensing income	—	—	(497)	—
Pension charges	22	19	91	66
Intangible asset impairments	—	—	—	15
Loss on debt redemption	—	—	109	—
Other (income)/expense	50	22	(671)	(397)

Increase/(decrease) to pretax income	425	88	520	(33)
Income taxes on specified items	(41)	(3)	51	156
Increase to net earnings	384	85	571	123
Noncontrolling interest	—	—	(59)	—
Increase to net earnings used for Diluted Non-GAAP EPS calculation	$384	$85	$512	$123

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2017	2016	2017	2016
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$845	$1,202	$3,335	$3,563
Specified Items	384	85	512	123
Net Earnings used for Diluted EPS Calculation – Non-GAAP	$1,229	$1,287	$3,847	$3,686

Average Common Shares Outstanding – Diluted	1,645	1,679	1,655	1,679

Diluted Earnings Per Share – GAAP	$0.51	$0.72	$2.02	$2.12
Diluted EPS Attributable to Specified Items	0.24	0.05	0.30	0.08
Diluted Earnings Per Share – Non-GAAP	$0.75	$0.77	$2.32	$2.20

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	September 30, 2017	December 31, 2016
Cash and cash equivalents	$4,644	$4,237
Marketable securities – current	2,478	2,113
Marketable securities – non-current	2,526	2,719
Cash, cash equivalents and marketable securities	9,648	9,069
Short-term debt obligations	(1,461)	(992)
Long-term debt	(6,982)	(5,716)
Net cash position	$1,205	$2,361

Cash, cash equivalents and marketable securities held in the U.S. were approximately $200 million at September 30, 2017. Most of the remaining $9.4 billion is held primarily in low-tax jurisdictions attributable to earnings expected to be indefinitely reinvested offshore. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and additional U.S. income taxes. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital and maturities of long-term debt.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

The Company repurchased $2.2 billion of common stock in 2017 through accelerated share repurchase agreements, Rule 10b5-1 plans and open market purchases. The stock repurchases were funded by $1.5 billion of new long-term debt and cash. The Company repaid $750 million of long-term debt at maturity in the third quarter of 2017 and repurchased $337 million of long-term debt in the second quarter of 2017. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements and Note 15. Equity" for further information.

We issued commercial paper to fund near-term domestic liquidity requirements during 2017. The average amount of commercial paper outstanding was $211 million at a weighted-average rate of 1.12% during 2017. The maximum amount of commercial paper outstanding was $1.0 billion with $799 million outstanding at September 30, 2017.

Dividend payments were $1.9 billion in each of the nine months ended September 30, 2017 and 2016. Dividends declared per common share were $1.17 and $1.14 in the nine months ended September 30, 2017 and 2016, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were $1.2 billion in 2016 and are expected to be approximately $1.0 billion in 2017 and $900 million in 2018. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

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

We currently have three separate revolving credit facilities totaling $5 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364 day $2.0 billion facility expires in March 2018 and our two $1.5 billion facilities were extended to October 2021 and July 2022. Our two $1.5 billion, five-year facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at September 30, 2017 or December 31, 2016.

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

Cash Flows
The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2017	2016
Cash flow provided by/(used in):
Operating activities	$4,158	$1,615
Investing activities	(1,085)	1,464
Financing activities	(2,725)	(2,048)
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

The $2.5 billion change in cash flow from operating activities compared to 2016 was primarily attributable to the following items in addition to increased sales and the timing of cash collections and payments in the ordinary course of business:

•	Lower income tax payments of approximately $1.4 billion;

•	Higher out-license proceeds of approximately $500 million primarily related to the Biogen and Roche transactions; and

•	BMS's share of litigation settlement proceeds of $481 million related to Merck's PD-1 antibody Keytruda*.
Partially offset by:

•	Higher R&D licensing payments of approximately $300 million primarily due to the CytomX transaction.
Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $2.5 billion change in cash flow from investing activities compared to 2016 was primarily attributable to:

•	Lower net sales of marketable securities with maturities greater than 90 days of $1.6 billion due to higher available cash balances;

•	Lower business divestiture proceeds of approximately $700 million primarily due to certain OTC products and investigational HIV business divestitures in 2016; and

•	Higher asset acquisition payments of approximately $400 million primarily due to the acquisition of IFM in 2017.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $677 million change in cash flow from financing activities compared to 2016 was primarily attributable to:

•	Higher repurchase of common stock of $2.0 billion primarily due to the accelerated share repurchase agreements.
Partially offset by:

•	Higher net borrowings of $1.4 billion primarily to fund the repurchase of common stock.

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

Product	Indication	Date	Developments
Opdivo	Gastric	September 2017	Approval in Japan for the treatment of unresectable advanced or recurrent gastric cancer which has progressed after chemotherapy, received by our alliance partner, Ono.
	HCC	September 2017	FDA approval for the treatment of patients with HCC, a type of liver cancer, who have been previously treated with sorafenib.
	mCRC	August 2017	FDA approval for the treatment of adult and pediatric patients with MSI-H or dMMR mCRC that has progressed following treatment with a fluoropyrimidine, oxaliplatin and irinotecan.
	Melanoma	October 2017
Announced FDA accepted for priority review the Company's sBLA for Opdivo to treat patients with melanoma who are at high risk of disease recurrence following complete surgical resection. The FDA action date is February 14, 2018.

September 2017
Announced treatment with Opdivo resulted in significant improvement in recurrence-free survival compared to Yervoy in patients with stage IIIb/c or stage IV melanoma following complete surgical resection.

July 2017
Announced a Phase III trial evaluating Opdivo versus Yervoy in patients with stage IIIb/c or stage IV melanoma who are at high risk of recurrence following complete surgical resection met its primary endpoint of recurrence-free survival at a planned interim analysis.

	Multiple Myeloma	September 2017
Announced the FDA placed a partial clinical hold on CheckMate-602, CheckMate-039 and CA204142, three clinical trials investigating Opdivo based combinations in patients with relapsed or refractory multiple myeloma. This partial clinical hold is related to risks identified in trials studying another anti-PD-1 agent, pembrolizumab, in patients with multiple myeloma.

	NSCLC	September 2017
Announced three-year overall survival data from CheckMate-017 and CheckMate-057, two pivotal Phase III randomized studies evaluating Opdivo vs. docetaxel in patients with previously treated metastatic NSCLC.

	Various	July 2017
BMS and Clovis Oncology, Inc. announced a clinical collaboration to evaluate the combination of Opdivo and Rubraca* (rucaparib) in pivotal Phase III trials in advanced ovarian cancer and triple-negative breast cancer as well as a Phase II trial in metastatic castration-resistant prostate cancer.

Announced FDA accepted the Company's sBLAs to update Opdivo dosing to include 480 mg infused over 30 minutes every four weeks for all currently approved monotherapy indications. The FDA action date is March 5, 2018.

Opdivo+Yervoy	RCC	September 2017
Announced CheckMate-214, a Phase III study evaluating Opdivo+Yervoy versus sunitinib in patients with previously untreated advanced or metastatic RCC, met its co-primary endpoint, demonstrating superior overall survival in intermediate- and poor-risk patients. The combination also met a secondary endpoint of improved OS in all randomized patients. Based on a planned interim analysis, an independent Data Monitoring Committee has recommended that the trial be stopped early.

August 2017
Announced topline results from CheckMate-214. The combination of Opdivo+Yervoy met the co-primary endpoint of objective response rate and was favored in the co-primary endpoint of progression-free survival, however, it did not reach statistical significance.

July 2017
BMS and Exelixis, Inc. announced the initiation of the Phase III CheckMate 9ER trial to evaluate Opdivo in combination with Cabometyx* (cabozantinib) or Opdivo and Yervoy in combination with Cabometyx* versus sunitinib in patients with previously untreated, advanced or metastatic RCC.

	SCLC	October 2017	Announced data evaluating Opdivo and Opdivo+Yervoy in previously treated SCLC patients whose tumors were evaluable for tumor mutation burden from the Phase I/II CheckMate-032 trial.

Product	Indication	Date	Developments
Eliquis	NVAF	August 2017
Announced results from a real-world data analysis of the U.S. Humana database, in which treatment with Eliquis was associated with a significantly lower risk of stroke/systemic embolism and lower rates of major bleeding compared to warfarin in patients aged 65 years and older with NVAF.

Announced data from EMANATE, a Phase IV trial, exploring the safety and efficacy of Eliquis in patients with NVAF undergoing cardioversion.
Announced results from a real-world data analysis pooled from four large U.S. insurance claims databases, in which treatment with Eliquis was associated with a lower risk of stroke/systemic embolism and lower rates of major bleeding compared to warfarin for the overall population and for each of the selected high-risk patient sub-populations.

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

Yervoy	Melanoma	October 2017
Announced the FDA added five-year overall survival data from the Phase III CA184-029 trial to the prescribing information for Yervoy for the adjuvant treatment of fully resected cutaneous melanoma with pathologic involvement of regional lymph nodes of more than 1 mm.

		July 2017	FDA approval of an expanded indication for the treatment of unresectable or metastatic melanoma in pediatric patients.

Prostvac*	Prostate Cancer	September 2017
Bavarian Nordic A/S announced an independent Data Monitoring Committee determined that the continuation of the Phase III PROSPECT study of Prostvac* in patients with metastatic castration-resistant prostate cancer is futile.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
July 1 to 31, 2017	63,794	$56.63	52,851	$2,134
August 1 to 31, 2017	2,994,306	$57.68	2,985,959	$1,962
September 1 to 30, 2017	812,937	$62.53	803,249	$1,912
Three months ended September 30, 2017	3,871,037		3,842,059

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
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; ENHANZE is a trademark of Halozyme, Inc.; Erbitux is a trademark of ImClone LLC; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Plavix is a trademark of Sanofi; Prostvac is a trademark of BN ImmunoTherapeutics Inc.; Rubraca is a trademark of Clovis Oncology, Inc. and Tybost is a trademark of Gilead Sciences Ireland UC. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2016 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
AstraZeneca	AstraZeneca PLC
Biogen	Biogen Inc.
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
CML	chronic myeloid leukemia
CytomX	CytomX Therapeutics, Inc.
dMMR	DNA mismatch repair deficient
EPO	European Patent Office
EPS	earnings per share
EU	European Union
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Flexus	Flexus Biosciences, Inc.
F-Star Alpha	F-Star Alpha Ltd.
GAAP	U.S. generally accepted accounting principles
Gilead	Gilead Sciences, Inc.
GTN	Gross-to-Net
Halozyme	Halozyme Therapeutics, Inc.
HCC	Hepatocellular carcinoma
HIV	human immunodeficiency virus
HNC	head and neck cancer
IFM	IFM Therapeutics, Inc.
iPierian	iPierian, Inc.
IO	immuno-oncology
IPRD	In-process research and development
JIA	Juvenile Idiopathic Arthritis
mCRC	metastatic colorectal cancer
Merck	Merck & Co., Inc.
MSI-H	microsatellite instability-high
NDA	New Drug Application
NKT	natural killer T cells
NSCLC	non-small cell lung cancer
NVAF	non-valvular atrial fibrillation
Ono	Ono Pharmaceutical Co., Ltd.
OTC	Over-the-counter
Padlock	Padlock Therapeutics, Inc.
PD-1	programmed death receptor-1
PsA	active psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	Research and Development
sBLA	supplemental Biologics License Application
SCCHN	squamous cell carcinoma of the head and neck
SCLC	small cell lung cancer
SEC	Securities and Exchange Commission
SK Biotek	SK Biotek Co., Ltd.
UK	United Kingdom
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 26, 2017	By:	/s/ Giovanni Caforio
Giovanni Caforio Chief Executive Officer

Date:	October 26, 2017	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer