Form 10-K
period 2017-12-31
BRISTOL MYERS SQUIBB CO
filed 2018-02-13
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number 1-1136
___________________________
BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)
___________________________

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
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,638,694,099 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $91,308,035,210. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2018, there were 1,632,582,502 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 1, 2018, to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
DECEMBER 31, 2017

*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.

PART I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. We are engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. Refer to the Summary of Abbreviated Terms at the end of this 2017 Form 10-K for terms used throughout the document.

We operate in one segment—BioPharmaceuticals. For additional information about business segments, refer to “Item 8. Financial Statements—Note 2. Business Segment Information.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the U.S., Puerto Rico and in four foreign countries. Most of our revenues come from products in the following therapeutic classes: oncology; cardiovascular; immunoscience; and virology, including HIV infection.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
United States	55%	55%	49%
Europe	24%	22%	21%
Japan	7%	7%	10%
Other	14%	16%	20%

Total Revenues	$20,776	$19,427	$16,560

Acquisitions and Divestitures

Acquisitions in the last five years include IFM in 2017, Cormorant and Padlock in 2016, Cardioxyl and Flexus in 2015 and iPierian in 2014 and we also entered into several license and other collaboration arrangements. Divestitures in the last five years include our small molecule manufacturing operations in Swords, Ireland in 2017, certain OTC brands and investigational HIV medicines businesses in 2016, Erbitux* in North America and certain mature and other OTC brands businesses in 2015 and our diabetes business in 2014. We also out-licensed our genetically defined disease investigational compounds in 2017. These transactions continue to allow us to focus our resources behind growth opportunities which drive the greatest long-term value.

Products, Intellectual Property and Product Exclusivity

Our pharmaceutical products include chemically-synthesized or small molecule drugs, and products produced from biological processes, called “biologics.” Small molecule drugs are typically administered orally, e.g., in the form of a pill or tablet, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by intravenous infusion.

Below is a product summary including approved indications. For information about our alliance arrangements for the products below, refer to “—Alliances" below and "Item 8. Financial Statements—Note 3. Alliances.”

Opdivo
Opdivo, a biological product, is a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. Opdivo has received approvals for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of melanoma. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

Eliquis	Eliquis is an oral Factor Xa inhibitor targeted at stroke prevention in atrial fibrillation and the prevention and treatment of VTE disorders.

Orencia
Orencia, a biological product, is a fusion protein with novel immunosuppressive activity targeted initially at adult patients with moderately to severely active RA and PSA who have had an inadequate response to certain currently available treatments. Orencia is also indicated for certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

Sprycel
Sprycel is a multi-targeted tyrosine kinase inhibitor approved for the first-line treatment of adults with Philadelphia chromosome-positive CML in chronic phase, the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase chronic myeloid leukemia with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate) and the treatment of children with Philadelphia chromosome-positive CML in chronic phase.

Yervoy
Yervoy, a biological product, is a monoclonal antibody for the treatment of adults and pediatric patients with unresectable or metastatic melanoma, as well as the adjuvant treatment of patients with melanoma who have undergone complete resection.

Empliciti	Empliciti, a biological product, is a humanized monoclonal antibody for the treatment of multiple myeloma.

Baraclude	Baraclude is a potent and selective inhibitor of the hepatitis B virus.

Sustiva Franchise	The Sustiva Franchise includes Sustiva, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, as well as bulk efavirenz which is included in the combination therapy Atripla*.

Reyataz Franchise	The Reyataz Franchise includes Reyataz, a protease inhibitor for the treatment of HIV, and combination therapy Evotaz combining Reyataz and Gilead's Tybost*.

Hepatitis C Franchise	Daklinza (daclatasvir (DCV)) is an oral small molecule NS5A replication complex inhibitor for the treatment of HCV.
Sunvepra (asunaprevir (ASV)) is an oral small molecule NS3 protease inhibitor for the treatment of HCV and is part of the dual regimen of DCV+ASV in Japan and China.

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

Market exclusivity is also sometimes influenced by regulatory data protection exclusivity rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, in the U.S., the EU, Japan, and certain other countries, regulatory data protection exclusivity rights are offered as incentives for research on medicines for rare diseases, or orphan drugs, and on medicines useful in treating pediatric patients. These incentives can provide a market exclusivity period on a product that expires beyond the patent term.

The U.S., EU and Japan each provide regulatory data protection, a period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. In certain markets where patent protection and other forms of market exclusivity may have expired, regulatory data protection can be of particular importance. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data protection exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator. When these patent rights and other forms of exclusivity expire and generic versions of a medicine are approved and marketed, there are often substantial and rapid declines in the sales of the original innovative product. For further discussion of the impact of generic competition on our business, refer to “—Generic Competition”.

Specific aspects of the law governing market exclusivity and data regulatory protection for pharmaceuticals vary from country to country. The following summarizes key exclusivity rules in markets representing significant sales:

United States
In the U.S., most of our key products are protected by patents with varying terms depending on the type of patent and the filing date. A significant portion of a product’s patent life, however, is lost during the time it takes an innovative company to develop and obtain regulatory approval of a new drug. As compensation at least in part for the lost patent term due to regulatory review periods, the innovator may, depending on a number of factors, apply to the government to restore lost patent term by extending the expiration date of one patent up to a maximum term of five years, provided that the extension cannot cause the patent to be in effect for more than 14 years from the date of drug approval.

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files a NDA. If the medicine is a biological product, a BLA is filed. The type of application filed affects regulatory data protection exclusivity rights.

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

In addition to patent protection, certain innovative pharmaceutical products can receive periods of regulatory exclusivity. A NDA that is designated as an orphan drug can receive seven years of exclusivity for the orphan indication. During this time period, neither NDAs nor aNDAs for the same drug product can be approved for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical studies are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity.

Medicines approved under a NDA can also receive several types of regulatory data protection. An innovative chemical pharmaceutical product is entitled to five years of regulatory data protection in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its aNDA after the fourth year of the five-year regulatory data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in a new formulation, but not for the drug itself, or for a new indication on the basis of new clinical studies, may receive three years of regulatory data protection for that formulation or indication.

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

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) occurred or is currently estimated to occur in the U.S., the EU and Japan. We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU and Japan. In many instances, the basic exclusivity loss date listed below is the expiration date of the patent that claims the active ingredient of the drug or the method of using the drug for the approved indication, if there is only one approved indication. In some instances, the basic exclusivity loss date listed in the chart is the expiration date of the data exclusivity period. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical study data to obtain marketing approval prior to the expiration of data exclusivity.

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

	Total Revenues by Product			Estimated LOE
Dollars in Millions	2017	2016	2015	U.S.	EU	Japan
Prioritized Brands
Opdivo (nivolumab) (a)	$4,948	$3,774	$942	2027	2026	2031
Eliquis (apixaban) (b)	4,872	3,343	1,860	2026	2026	2026
Orencia (abatacept) (c)	2,479	2,265	1,885	2019	2017	2018
Sprycel (dasatinib) (d)	2,005	1,824	1,620	2020	^^	2021
Yervoy (ipilimumab) (e)	1,244	1,053	1,126	2025	2025	2025
Empliciti (elotuzumab) (f)	231	150	3	2027	2026	2024

Established Brands
Baraclude (entecavir)	1,052	1,192	1,312	2014	2011-2016	2016
Sustiva (efavirenz) Franchise (g)	729	1,065	1,252	2017	2013	++
Reyataz (atazanavir sulfate) Franchise (h)	698	912	1,139	2017	2017-2019	2019
Hepatitis C Franchise (i)	406	1,578	1,603	2028	2027	2028
Note: The estimated year of basic LOE in the table above includes granted extensions such as patent term restoration (PTR) and/or six months pediatric extensions only if obtained. There may be other later-expiring patents that cover particular forms, compositions, methods of manufacturing, or methods of using the drug which may result in a favorable market position for our products, but product exclusivity cannot be predicted or assured. Regulatory data protection (RDP) may be obtained as described in more detail in the "—Products, Intellectual Property and Product Exclusivity" section. References to the EU throughout this Form 10-K include all EU member states during the year ended December 31, 2017. Basic patent applications may not have been filed in all current member states for all of the listed products. In some instances, the date of basic exclusivity loss will be different in various EU member states.
++    We do not currently market the product in the country or region indicated.

^^
In February 2017, the EPO Board of Appeal revoked the EU composition of matter (COM) patent. In February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision to the use of dasatinib to treat CML, which the EPO’s Opposition Division had revoked in October 2012. Refer to "Item 8. Financial Statements—Note 18. Legal Proceedings and Contingencies" for more information.

(a)
Opdivo: BMS jointly owns a patent with Ono covering nivolumab as a COM that expires 2027 in the U.S. and 2026 in the EU. PTRs have been filed, and if granted, will expire in 2028 in the U.S. and 2030 in the EU. The COM patent covering nivolumab in Japan expires in 2031 including the granted PTR.

(b)
Eliquis: The LOE above is based upon the COM patent and expires in 2026 in the U.S., EU and Japan, including the granted PTR. BMS received Paragraph IV certifications from twenty-five aNDA filers and initiated U.S. Hatch Waxman patent litigation in April 2017. BMS has settled with several aNDA filers. In EU countries where there is no granted PTR, the COM patent expires in 2022.

(c)
Orencia: The COM patent including PTR expires in 2019 in the U.S. and 2017 in the EU. In the U.S. and EU, the method of use patents covering all indications expire in 2021. In Japan, LOE is based on RDP exclusivity, which expires in 2018. Formulation and additional patents directed to abatacept expire in 2026 and beyond. BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan.

(d)
Sprycel: In the U.S., the COM patent including PTR expires in June 2020. In 2013, BMS entered into a settlement agreement with Apotex regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate aNDA product in September 2024, or earlier in certain circumstances. In Japan, the COM patent expires in 2021 and RDP expires in 2019. For information on EU countries, see the above Footnote ^^.

(e)
Yervoy: In the U.S. and Japan, the LOE is based on the COM patent which expires in 2025, including the granted PTRs. In the EU, the COM patent expires in 2025 including the PTR which has been granted in most countries; however, in countries in which the PTR has not been granted, the COM patent will expire in 2020. RDP expires in 2023 in the U.S. and 2021 in the EU.

(f)
Empliciti: LOE period in the U.S., EU and Japan is based on RDP exclusivity. PTRs have been filed in the U.S., EU and Japan and if granted, will expire in 2029. BMS has a commercialization agreement with AbbVie for Empliciti. AbbVie owns a COM patent covering elotuzumab that expires in 2026 in the U.S. and 2024 in the EU and Japan (excluding potential PTRs). For more information about our arrangement with AbbVie, refer to “—Alliances” below and “Item 8. Financial Statements—Note 3. Alliances.”

(g)	Sustiva Franchise: Exclusivity period relates to the Sustiva brand and does not include exclusivity related to any combination therapy. In the U.S., the LOE for efavirenz occurred in December 2017.

(h)	Reyataz: In the EU, the market exclusivity is projected to expire between 2017 and 2019. The COM patent including PTR expired in 2017 in the U.S. and expires in 2019 in the EU.

(i)
Hepatitis C Franchise: Relates to products including daclatasvir, such as the Daklinza brand. In the U.S., the LOE is based on the COM patent expiry and if the pending PTR is granted, the expiry will be 2029. In Europe, the LOE is based on the COM patent expiry in 2027, however, the PTR, which has been granted in many countries, will expire in 2029. In Japan, the COM patent expires in 2028 including the granted PTR.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including IO, immunoscience with priorities in lupus, RA and inflammatory bowel disease, cardiovascular with priority in heart disease and fibrotic disease with priorities in lung (IPF) and liver (NASH). We also continue to analyze and may selectively pursue promising leads in other areas. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

In order for a new drug to reach the market, industry practice and government regulations in the U.S., the EU and most foreign countries provide for the determination of a drug’s effectiveness and safety through preclinical tests and controlled clinical evaluation. The clinical development of a potential new drug typically includes Phase I, Phase II and Phase III clinical studies that have been designed specifically to support a new drug application for a particular indication, assuming the studies are successful.

Phase I clinical studies involve a small number of healthy volunteers or patients suffering from the indicated disease to test for safety and proper dosing. Phase II clinical studies involve a larger patient population to investigate side effects, efficacy, and optimal dosage of the drug candidate. Phase III clinical studies are conducted to confirm Phase II results in a significantly larger patient population over a longer term and to provide reliable and conclusive data regarding the safety and efficacy of a drug candidate. Although regulatory approval is typically based on the results of Phase III clinical studies, there are times when approval can be granted based on data from earlier studies.

We consider our registrational studies to be our significant R&D programs. These programs may include both investigational compounds in Phases II and III development for initial indications and marketed products that are in development for additional indications or formulations. Expanding our currently marketed products, particularly Opdivo in combination with Yervoy and other agents in both first and second-line therapy with new indications, is a substantial portion of our R&D program strategy.

Drug development is time consuming, expensive and risky. The R&D process typically takes about fourteen years, with approximately two and a half years often spent in Phase III, or late-stage, development. On average, only about one in 10,000 chemical compounds discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2012-2016, approximately 92% of compounds that enter Phase I development fail to achieve regulatory approval. Compounds that enter Phase II development have a failure rate of approximately 80% while approximately 30% fail Phase III development.

Total R&D expenses include the costs of discovery research, preclinical development, early- and late-stage clinical development and drug formulation, as well as post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs and licensing and acquiring assets. R&D expenses were $6.4 billion in 2017, $4.9 billion in 2016 and $5.9 billion in 2015 including license and asset acquisition charges of approximately $1.1 billion, $440 million and $1.7 billion in 2017, 2016 and 2015, respectively. At the end of 2017, we employed approximately 7,700 people in R&D and related support activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 30-45% of our annual R&D expenses in the last three years. Opdivo is the only individual investigational compound or marketed product to represent 10% or more of our R&D expenses in any of the last three years.

As part of our operating model evolution, our R&D geographic footprint will significantly transform to foster speed and innovation in the future. The transformation involves the closing of our Hopewell, New Jersey and Wallingford, Connecticut R&D sites accompanied by additional investment in the expansion and opening of others. For example, we are expanding our Lawrenceville, New Jersey and Redwood City, California sites and plan to open a new R&D facility in Cambridge, Massachusetts in 2018. We supplement our internal drug discovery and development programs with alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our investigational compounds that we have in clinical studies as well as the approved and potential indications for our marketed products in the related therapeutic area as of January 1, 2018. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

ONCOLOGY

PHASE I

IDO Inhibitor^
--Solid Tumors

CD80/αCD3 Oncolytic Virus^
--Solid Tumors

Anti-CTLA-4 Probody^
--Solid Tumors

EP4 Antagonist^
--Solid Tumors

Anti-ICOS^
--Solid Tumors

CCR2/5 Dual Antagonist^
--Solid Tumors

Anti-CTLA-4 NF^
--Solid Tumors

Anti-TIGIT^
--Solid Tumors

Anti-CD73^
--Solid Tumors

HuMax-IL8
--Solid Tumors

Anti-OX40^
--Solid Tumors

Cabiralizumab (Anti-CSF1R)✦^
--Solid Tumors

BET Inhibitor
--Solid Tumors

Ulocuplumab (Anti-CXCR4)
--Hematologic Malignancies

Anti-GITR^
--Solid Tumors

Relatlimab✦^
--Solid Tumors & Hematologic Malignancies

Lirilumab✦^
--Solid Tumors

Lirilumab✦ + *Empliciti*✦
--Multiple Myeloma

Urelumab + *Empliciti*✦
--Multiple Myeloma

***Opdivo*✦**
--Solid Tumors & Hematologic Malignancies

***Opdivo*✦ + *Yervoy*✦**
--Solid Tumors

PHASE II

***Opdivo*✦**
--Non-Hodgkin Lymphoma (Follicular Lymphoma)

--Non-Hodgkin Lymphoma (Diffuse Large B-Cell Lymphoma)

--Ovarian✦#

--CNS Lymphoma

--Pediatric

Relatlimab + *Opdivo*✦
--Solid Tumors

Lirilumab✦
--Hematologic Malignancies

Urelumab + *Opdivo*✦
--Solid Tumors & Hematologic Malignancies

Empliciti
--1st line Multiple Myeloma Pomalidomide Combo

IDO Inhibitor + *Opdivo*✦
--Solid Tumors

PHASE III

IDO Inhibitor + *Opdivo*✦
--Metastatic Melanoma

PROSTVAC✦++
--Metastatic Castration - Resistant Prostate Cancer

***Opdivo*✦**
--2nd line Small Cell Lung Cancer

--Unresectable Non-Small Cell Lung Cancer

--1st line Head & Neck

--1st line Glioblastoma

--1st line Hepatocellular Carcinoma

--Adjuvant Bladder

--2nd line Esophageal

--Adjuvant Esophageal/ Gastroesophageal

--Neoadjuvant Non-Small Cell Lung Cancer

--1st line Head & Neck Locally Advanced

--Refractory Hodgkin Lymphoma

--Adjuvant Renal Cell Carcinoma

--Adjuvant Gastric

***Opdivo*✦ + *Yervoy*✦**
--1st line Non-Small Cell Lung Cancer

--1st line Small Cell Lung Cancer

--1st line Renal Cell Carcinoma

--1st line Head & Neck

--1st line Gastric

--1st line Esophageal

--1st line Mesothelioma

--Adjuvant Melanoma

--Non-Small Cell Lung Cancer EGFR Mutant

--Adjuvant Renal Cell Carcinoma

--1st line Bladder

--Metastatic Renal Cell Carcinoma (with cabozantinib)

***Opdivo*✦ + *Empliciti*✦**
--Multiple Myeloma

***Opdivo*✦ + Epacadostat✦**
--1st line Non-Small Cell Lung Cancer

***Empliciti*✦**
--1st line Multiple Myeloma Revlimid Combo

APPROVED INDICATIONS

***Opdivo*✦**
--Previously treated Metastatic Melanoma

--1st line BRAF wild-type Metastatic Melanoma

--Melanoma across BRAF status

--Previously treated Metastatic Squamous Non-Small Cell Lung Cancer

--Previously treated Metastatic Non-Squamous Non-Small Cell Lung Cancer

--Previously treated advanced Renal Cell Carcinoma

--Advanced Hodgkin Lymphoma

--Previously treated Metastatic Head & Neck Cancer

--Previously treated Metastatic Urothelial Carcinoma

--Previously treated Metastatic MSI High Colorectal Cancer

--Previously treated Hepatocellular Carcinoma

--Previously treated Gastric Cancer

--Adjuvant Melanoma

***Opdivo*✦ + *Yervoy*✦**
--BRAF wild-type Metastatic Melanoma

--Melanoma across BRAF status

***Yervoy*✦**
--Metastatic Melanoma

--Adjuvant Melanoma

--Adolescent Metastatic Melanoma

***Empliciti*✦**
--Relapsed/Refractory Multiple Myeloma Revlimid Combo

***Sprycel*✦**
--1st line Chronic Myelogenous Leukemia

--Refractory Chronic Myelogenous Leukemia

--Pediatric

As of February 5, 2018, the following potential registrational study readouts for Opdivo are anticipated through 2019:

Tumor	Study Details	Tumor	Study Details
Non-Small Cell Lung Cancer	CM-227 - Opdivo + Yervoy (1st line) Part 1a	Head and Neck Cancer	CM-651 - Opdivo + Yervoy (1st line)
	CM-227 - Opdivo + Chemo (1st line) Part 2		CM-714 - Opdivo + Yervoy (1st line)
	CM-9LA - Opdivo + Yervoy + Chemo (1st line)	Small Cell Lung Cancer	CM-331 - Opdivo (2nd line)
Hepatocellular Carcinoma	CM-459 - Opdivo (1st line)		CM-451 - Opdivo +/- Yervoy (1st line Maintenance)

Gastric Cancer	CM-649 - Opdivo + Yervoy or Chemo (1st line)	Key	Phase II	Phase III

Alliances

We enter into alliances with third parties that transfer rights to develop, manufacture, market and/or sell pharmaceutical products. These alliances include licensing, co-development, co-marketing and co-promotion arrangements and joint ventures. When such alliances involve sharing research and development costs, the risk of incurring all research and development expenses for compounds that do not lead to revenue-generating products is reduced. However, profitability on alliance products is generally lower because profits from alliance products are shared with our alliance partners. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

Our alliance arrangements contain customary early termination provisions following material breaches, bankruptcy or product safety concerns. The amount of notice required for early termination generally ranges from immediately upon notice to 180 days after receipt of notice. Termination immediately upon notice is generally available where the other party files a voluntary bankruptcy petition or if a material safety issue arises with a product such that the medical risk/benefit is incompatible with the welfare of patients to continue to develop or commercialize the product. Termination with a notice period is generally available where an involuntary bankruptcy petition has been filed and has not been dismissed or a material breach by a party has occurred and not been cured. Most of our alliance agreements also permit us to terminate without cause, which is typically exercisable with substantial advance written notice and is sometimes exercisable only after a specified period of time has elapsed after the alliance agreement is signed. Our alliances typically do not otherwise contain provisions that provide the other party the right to terminate the alliance.

We typically do not retain any rights to another party's product or intellectual property after an alliance terminates. The loss of rights to one or more products that are marketed and sold by us pursuant to an alliance could be material to our results of operations and cash flows could be material to our financial condition and liquidity. As is customary in the pharmaceutical industry, the terms of our alliances generally are co-extensive with the exclusivity period and may vary on a country-by-country basis.

Our most significant alliances for both currently marketed products and investigational compounds are described below. Refer to “Item 8. Financial Statements—Note 3. Alliances” for additional information on these alliance agreements as well as other alliance agreements.
Pfizer
BMS and Pfizer jointly develop and commercialize Eliquis. BMS recognizes net product sales in most markets. Worldwide profits and losses are shared equally except in certain countries where Pfizer commercializes Eliquis and pays BMS a sales-based fee.
Otsuka
BMS and Otsuka jointly promote Sprycel in the U.S. and EU. BMS recognizes net product sales and a sales-based fee is paid to Otsuka.
Ono
BMS has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except Japan, South Korea and Taiwan. BMS recognizes net product sales and pays Ono royalties of 4% in North America and 15% in all other applicable territories excluding the three countries listed above, subject to customary adjustments.

BMS and Ono jointly develop and commercialize Opdivo, Yervoy and several BMS investigational compounds in Japan, South Korea and Taiwan. BMS is responsible for supply of the products. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also jointly develop and commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid when a sale is made to the other party’s assigned customer.

AbbVie
BMS and AbbVie jointly develop Empliciti. AbbVie funds 20% of global development costs. BMS is solely responsible for supply, distribution and sales and marketing activities and recognizes net product sales. AbbVie shares 30% of all profits and losses in the U.S. and is paid tiered royalties outside of the U.S.
Gilead
BMS and Gilead formed a joint venture to develop and commercialize Atripla* in the U.S., Canada and in Europe. BMS recognizes alliance revenue for the bulk efavirenz component of Atripla* upon sales of Atripla* to third-party customers.

In December 2017, Gilead terminated BMS's participation in the U.S. joint venture which included the U.S. and Canada markets following the launch of a generic version of Sustiva in the U.S. BMS will receive a sales based fee from Gilead on net sales of Atripla* in the U.S. in 2018, 2019 and 2020.
Other Licensing Arrangements
We have other in-licensing and out-licensing arrangements without active participation by both parties, including those obtained from our acquisitions. We are typically entitled to receive or obligated to pay contingent milestone payments as well as royalties, if and when the products are commercialized.

Marketing, Distribution and Customers

We promote the appropriate use of our products directly to healthcare professionals and organizations such as doctors, nurse practitioners, physician assistants, pharmacists, technologists, hospitals, PBMs and MCOs. We also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print, radio, television and digital advertising and promotion. In addition, we sponsor general advertising to educate the public about our innovative medical research and corporate mission. For a discussion of the regulation of promotion and marketing of pharmaceuticals, refer to “—Government Regulation”.

Through our field sales and medical organizations, we explain the risks and benefits of the approved uses of our products to medical professionals. We work to gain access for our products on formularies and reimbursement plans (lists of recommended or approved medicines and other products), including Medicare Part D plans, by providing information about the clinical profiles of our products. Our marketing and sales of prescription pharmaceuticals is limited to the approved uses of the particular product, but we continue to develop scientific data and other information about potential additional uses of our products and provide such information as scientific exchange at scientific congresses or we share information about our products in other appropriate ways including the development of publications, or in response to unsolicited inquiries from doctors, other medical professionals and MCOs.

Our operations include several marketing and sales organizations. Each product marketing organization is supported by a sales force, which may be responsible for selling one or more products. We also have marketing organizations that focus on certain classes of customers such as managed care entities or certain types of marketing tools, such as digital or consumer communications. Our sales forces focus on communicating information about new approved products or uses, as well as approved uses of established products, and promotion to physicians is increasingly targeted at physician specialists who treat the patients in need of our medicines.

Our products are sold principally to wholesalers, specialty distributors, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Refer to “Item 8. Financial Statements—Note 2. Business Segment Information” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

Our U.S. business has DSAs with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler and distributor inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The DSAs, including those with our three largest wholesalers, expired in December 2017. We have entered into letters of agreement with our three largest wholesalers and specialty distributor affiliates to both extend the current agreements through March 2018 and to enter into final agreements through December 31, 2020 prior to the expiration of the letters of agreement.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can reliably gather and report inventory levels from our customers.

In a number of countries outside of the U.S., we contract with distributors to support certain products. The services provided by these distributors vary by market, but may include distribution and logistics; regulatory and pharmacovigilance; and/or sales, advertising or promotion. Sales in these distributor-based countries represented approximately 1% of the Company’s total revenues in 2017.

Competition

The markets in which we compete are generally broad based and highly competitive. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, product labeling, customer service and R&D of new products and processes. Sales of our products can be impacted by new studies that indicate a competitor’s product is safer or more effective for treating a disease or particular form of disease than one of our products. Our revenues also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on products by the FDA or by similar regulatory agencies in different countries. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased volume of sales or both.

Advancements in treating cancer with IO therapies continue to evolve at a rapid pace. Our IO products, particularly Opdivo, operate in a highly competitive marketplace. In addition to competing for market share with other IO products in approved indications such as lung cancer and melanoma, we face increased competition from existing competing IO products that receive FDA approval for additional indications and for new IO agents that receive FDA approval and enter the market. Furthermore, as therapies combining different IO products or IO products with existing chemotherapy or targeted therapy treatments are investigated for potential expanded approvals, we anticipate that our IO products will continue to experience intense competition.

Another competitive challenge we face is from generic pharmaceutical manufacturers. In the U.S. and the EU, the regulatory approval process exempts generics from costly and time-consuming clinical studies to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. As a result, generic pharmaceutical manufacturers typically invest far less in R&D than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Upon the expiration or loss of market exclusivity on a product, we can lose the major portion of that product's revenue in a very short period of time.

After the expiration of exclusivity, the rate of revenues decline of a product varies by country. In general, the decline in the U.S. market is more rapid than in most other developed countries, though we have observed rapid declines in a number of EU countries as well. Also, the declines in developed countries tend to be more rapid than in developing countries. The rate of revenues decline after the expiration of exclusivity has also historically been influenced by product characteristics. For example, drugs that are used in a large patient population (e.g., those prescribed by key primary care physicians) tend to experience more rapid declines than drugs in specialized areas of medicine (e.g., oncology). Drugs that are more complex to manufacture (e.g., sterile injectable products) usually experience a slower decline than those that are simpler to manufacture.

In certain countries outside the U.S., patent protection is weak or nonexistent and we must compete with generic versions shortly after we launch our innovative products. In addition, generic pharmaceutical companies may introduce a generic product before exclusivity has expired, and before the resolution of any related patent litigation. For more information about market exclusivity, refer to “—Products, Intellectual Property and Product Exclusivity”.

We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, along with our ability to manufacture products efficiently and to market them effectively in a highly competitive environment.

Pricing, Price Constraints and Market Access

Our medicines are priced based on a number of factors, including the value of scientific innovation for patients and society in the context of overall health care spend, economic factors impacting health care systems’ ability to provide appropriate and sustainable access and the necessity to sustain our investment in innovation platforms to address serious unmet medical needs. Central to price is the clinical value that this innovation brings to the market, the current landscape of alternative treatment options, the goal of ensuring appropriate patient access to this innovation and sustaining investment in creative platforms. We continue to explore new pricing approaches to ensure that patients have access to our medicines. Enhancing patient access to medicines is a priority for us. We are focused on offering creative tiered pricing, voluntary licensing, reimbursement support and patient assistance programs to optimize access while protecting innovation; advocating for sustainable healthcare policies and infrastructure, leveraging advocacy/payer’s input and utilizing partnerships as appropriate; and improving access to care and supportive services for vulnerable patients through partnerships and demonstration projects. We are also monitoring new state laws, such as laws that have recently been enacted in California, Vermont, Nevada and New York that are focused on drug pricing transparency and/or limiting state spending on drugs. These laws could create new constraints on our ability to set prices and/or impact our market access in certain states.

The growth of MCOs, such as Optum (UHC), Silver Scripts (CVS) and Express Scripts (ESI) in the U.S. is also a major factor in the healthcare marketplace. Over half of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D prescription drug plans, alliances of hospitals and physicians and other physician organizations. Those organizations have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance to us.

To successfully compete for business with MCOs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. Most new products that we introduce compete with other products already on the market or products that are later developed by competitors. As noted above, generic drugs are exempt from costly and time-consuming clinical studies to demonstrate their safety and efficacy and, as such, often have lower costs than brand-name drugs. MCOs that focus primarily on the immediate cost of drugs often favor generics for this reason. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Laws in the U.S. generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be essentially equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it.

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

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products are subject to government control. As a result, our products may face restricted access by both public and private payers and may be subject to assessments of comparative value and effectiveness against competitive products. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. In other markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products, mainly in France, Spain, Italy and Belgium, and more than a year can elapse before new medicines become available on some national markets. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes and free products for a portion of the expected therapy period. In recent years, Italy, for example, has imposed mandatory price decreases. The existence of price differentials within the EU due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

Government Regulation

The pharmaceutical industry is subject to extensive global regulations by regional, country, state and local agencies. The Federal Food, Drug, and Cosmetic Act, other Federal statutes and regulations, various state statutes and regulations (including newly enacted state laws regulating drug price transparency and drug spending), and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information and promotion of our products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing, development and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex Federal, state, local, and foreign environmental and occupational safety laws and regulations. We anticipate that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time and expense as well as significant capital investments.

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S.

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

Marketing authorization for our products is subject to revocation by the applicable governmental agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals, which may or may not be received and may be subject to a lengthy application process.

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

The FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA authority to (1) require that companies conduct post-marketing safety studies of drugs, (2) impose certain safety related drug labeling changes, (3) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, (4) require companies to publicly disclose data from clinical studies and (5) pre-review television advertisements.

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state healthcare laws that are used to protect the integrity of government healthcare programs. The OIG oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs, primarily Medicaid and Medicare. These laws include the Federal anti-kickback statute, which criminalizes the offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government healthcare program. The OIG has issued a series of guidances to segments of the healthcare industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers, which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. We subscribe to the PhRMA Code, and have implemented a compliance program to address the requirements set forth in the guidance and our compliance with the healthcare laws. Failure to comply with these healthcare laws could subject us to administrative and legal proceedings, including actions by Federal and state government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies; the impact of which could materially adversely affect our business, financial condition and results of operations and cash flows.

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

The U.S. healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We also participate in government programs that specify discounts to certain government entities; the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases. As a result of the Patient Protection and Affordable Care Act (HR 3590) and the reconciliation bill containing a package of changes to the healthcare bill, we have and will continue to experience additional financial costs and certain other changes to our business. For example, minimum rebates on our Medicaid drug sales have increased from 15.1% to 23.1% and Medicaid rebates have also been extended to drugs used in risk-based Medicaid managed care plans. In addition, we extend discounts to certain critical access hospitals, cancer hospitals and other covered entities as required by the expansion of the 340B Drug Pricing Program under the Public Health Service Act.

We are required to provide a 50% discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “donut hole”, and pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded drug sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. The amount of the annual fee imposed on pharmaceutical manufacturers as a whole was $4.0 billion in 2017. The 2018 fee is $4.1 billion, and will then decrease to $2.8 billion in 2019 and thereafter.

Our activities outside the U.S. are also subject to regulatory requirements governing the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of our products. These regulatory requirements vary from country to country. Whether or not FDA or EC approval has been obtained for a product, approval of the product by comparable regulatory authorities of countries outside of the U.S. or the EU, as the case may be, must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the U.S. Approval in one country does not assure that a product will be approved in another country.

For further discussion of these rebates and programs, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—GTN Adjustments” and “—Critical Accounting Policies.”

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

Our significant pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, France and Italy and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. In addition, as our product portfolio changes over the next several years, we expect to continue modification of our existing manufacturing network to meet complex processing standards that may be required for newly introduced products, including biologics. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. The FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. We are in the startup phase of our new large-scale biologics manufacturing facility in Cruiserath, Ireland, which is expected to be operational in 2019.

We rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, such as Opdivo, Sprycel, Yervoy, Eliquis, Orencia, Baraclude, Reyataz and the Sustiva Franchise, and we continue to shift towards using third party manufactures for supply of our established brands. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. Certain supply arrangements extend over multiple years with minimum purchase obligations determined using expected near or long-term demand requirements. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we have the capability to manufacture Opdivo internally and also have arrangements with third-party manufacturers to meet demand.

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

Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. Product quality arises from a total commitment to quality in all parts of our operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. We maintain records to demonstrate the quality and integrity of technical information and production processes.

Control of production processes involves established specifications and standards for ingredients, equipment and facilities, manufacturing methods, and operations, packaging materials and labeling. We perform tests at various stages of production processes, on the final product and on product samples held on stability to ensure that the product meets regulatory requirements and conforms to our standards. These tests may involve chemical and physical analyses, microbiological testing or a combination of these along with other analyses. Quality control testing is provided by business unit/site and third-party laboratories. Quality assurance groups routinely monitor manufacturing procedures and systems used by us, our subsidiaries and third-party suppliers to assure quality and compliance requirements are met.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2017, 2016 and 2015. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

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

Employees

We have approximately 23,700 employees as of December 31, 2017.

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

We incorporate by reference certain information from parts of our proxy statement for the 2017 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our proxy statement for the 2018 Annual Meeting of Stockholders and 2017 Annual Report will be available on our website under the “Investors—SEC Filings” caption on or about March 22, 2018.

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

The public announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', IO products or late-stage compounds may cause significant volatility in our stock price and depending on the data, may result in an adverse impact on our business, financial condition or results of operation. If the development of any of our key IO compounds, whether alone or as part of a combination therapy, is delayed or discontinued or a clinical study does not meet one or more of its primary endpoints, our stock price could decline significantly and there may be an adverse impact on our business, financial condition or results of operations.
We are focusing our efforts and resources in disease areas of high unmet need. With our more focused portfolio, investors are placing heightened scrutiny on some of our products or late-stage compounds. In particular, Opdivo is the backbone of our IO portfolio. During 2017, we announced multiple regulatory milestones for Opdivo, including the early stoppage of certain clinical studies for meeting their endpoints and label expansions for new indications. We have, however, also experienced setbacks and may continue to do so as there are further developments in our clinical studies. In 2018, we expect to receive further data from ongoing clinical studies including CheckMate-227, a combination study in the first-line lung cancer setting and decisions from health authorities regarding potential label expansions.

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
We derive a majority of our revenue and earnings from several key products. Our six prioritized brands comprised approximately 75% of revenues in 2017. Growth products such as Opdivo and Eliquis represented, and are expected to increasingly represent, a significant part of our revenue, earnings and cash flows. A reduction in revenue from any of these products could adversely impact our earnings and cash flows. Also, if one of our major products were to become subject to issues such as loss of patent protection, significant changes in demand, formulary access changes, material product liability, unexpected side effects, regulatory proceedings, negative publicity or a significant advancement of competing products, we may incur an adverse impact on our business, financial condition, results of operation or trading price of our stock.

We may experience difficulties or delays in the development and commercialization of new products.
Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA's Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful. For example, when we announced we would not pursue an accelerated regulatory pathway for the combination of Opdivo+Yervoy in lung cancer and when we reported negative results from CheckMate-026, we experienced negative impacts on our stock price in 2016. Developing and commercializing new compounds and products include inherent risks and uncertainties, including (i) due to efficacy and safety concerns, delayed or denied regulatory approvals, delays or challenges with producing products on a commercial scale or excessive costs to manufacture them; (ii) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (iii) failure to maintain a consistent scope and variety of promising late-stage products; (iv) failure of one or more of our products to achieve or maintain commercial viability; and (v) changes in regulatory approval processes may cause delays or denials of new product approvals.

Regulatory approval delays are especially common when a product is expected to have a Risk Evaluation and Mitigation Strategy, as required by the FDA to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

We face intense competition from other manufacturers, including for both innovative medicines and lower-priced generic products.
BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners, to deliver future growth. Competition is keen and includes (i) lower-priced generics and increasingly aggressive generic commercialization tactics, (ii) new competitive products entering the market, particularly in IO, (iii) lower prices for other companies' products, real or perceived superior efficacy (benefit) or safety (risk) profiles or other differentiating factors, (iv) technological advances and patents attained by our competitors, (v) clinical study results from our products or a competitor’s products that affect the value proposition for our products, (vi) business combinations among our competitors and major third-party payers and (vii) competing interests for external partnerships to develop and bring new products to markets. If we are unable to compete successfully against our competitors' products in the marketplace, this could have a material negative impact on our revenues and earnings.

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

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to patent litigation. For example, in February 2017 one of the EU patents for Sprycel was revoked by the Opposition Division of the EPO. We may experience a decline in European revenues upon the entry of generics into the market. Refer to "Item 8. Financial Statements—Note 18. Legal Proceedings and Contingencies" for further information. In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this Form 10-K or that we assume when we provide our financial guidance. In addition, some countries, such as India, are allowing competitors to manufacture and sell competing generic products, which negatively impacts the protections afforded the Company. Lower-priced biosimilars for BMS biologic products or competing biologics could negatively impact our volumes and prices.

Increased pricing pressure and other restrictions in the U.S. and abroad from MCOs, institutional purchasers, and government agencies and programs, among others, could negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio from market access, pricing and discounting and other restrictions in the U.S., the EU and other regions around the world, including from (i) rules and practices of MCOs and institutional and governmental purchasers; (ii) judicial decisions and changes in laws and regulations for federal healthcare programs such as Medicare and Medicaid, and other government actions and inquiries at both the federal and state level such as laws that have recently been enacted in California, Vermont, Nevada and New York that are focused on drug pricing transparency and/or limiting state spending on drugs; (iii) the potential impact of changes to pharmaceutical reimbursement, and increased pricing pressure from Medicare Part D formularies, Medicare Part B reimbursement rates to physicians as well as commercial formularies in general; (iv) reimbursement delays; (v) government price erosion mechanisms across Europe and in other countries, resulting in deflation for pharmaceutical product pricing; (vi) collection delays or failures to pay in government-funded public hospitals outside the U.S. (vii) the impact on pricing from parallel trade across borders; (viii) other developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (ix) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products.

We are subject to a variety of U.S. and international laws and regulations.
We are currently subject to a number of government laws and regulations and in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and the financial condition of our Company; these include (i) additional healthcare reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees; (ii) new laws, regulations and judicial or other governmental decisions affecting pricing, drug reimbursement, receivable payments, and access or marketing within or across jurisdictions; (iii) changes in intellectual property law; (iv) changes in accounting standards; (v) new and increasing data privacy regulations and enforcement, particularly in the European Union and the U.S.; (vi) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; and (vii) the potential impact of importation restrictions, legislative and/or other regulatory changes.

Changes to tax regulations could negatively impact our earnings.
We are subject to income taxes in the U.S. and various other countries globally. In particular, although the passage of the Tax Cut and Jobs Act of 2017 reduced the U.S. tax rate to 21%, our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, taxing certain excess income from intellectual property, changing rules for earnings repatriations and changing other tax laws in the U.S. or other countries. In addition, the one-time deemed repatriation tax of approximately $2.6 billion will be payable over the next eight years.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our Erbitux* and diabetes businesses (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), our Sanofi alliance, out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties were approximately $1.2 billion in 2017 and is expected to increase in 2018. Our pretax income could be adversely affected if the royalty streams decline in future periods.

The failure of third parties to meet their contractual, regulatory, and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services, and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements, for example, in relation to the outsourcing of significant clinical development activities for innovative medicines to some contract research organizations; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) they may incur a significant cyberattack or business disruption; (vi) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vii) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risk given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, UK Bribery Act and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy is focused on delivering innovative, transformational medicines to patients. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. In connection with this strategy, we are in the process of evolving our operating model to focus on investment in commercial opportunities against key brands and markets, accelerate the pipeline, streamline operations and realign manufacturing capabilities that broaden biologics capabilities, among other things. Our ability to successfully execute our operating model evolution could impact our results. If we are not able to achieve the cost savings we expect, this could negatively impact our operating margin and earnings results. In addition, we may be unable to consistently maintain an adequate pipeline, through internal R&D programs or transactions with third parties, to support future revenue growth. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. If we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change from our operating model evolution and manage our costs effectively, our operating results and financial condition could be negatively impacted.

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
An essential component of our strategy has been business development activities seeking to source innovation externally to supplement our own discovery and development efforts.  As such, we have acquired, or in-licensed, a number of assets and we expect to continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates, may not materialize due to low product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. For example we discontinued the development of FS102 which was in Phase I development for the treatment of breast and gastric cancer, and consequently did not exercise our option to purchase F-Star Alpha. As a result, we recorded an IPRD charge of $75 million. Substantial difficulties, costs and delays could result from integrating our acquisitions, including for (i) R&D, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; and (iii) tax considerations.

We could experience difficulties and delays in the manufacturing, distribution and sale of our products.
Our product supply and related patient access could be negatively impacted by, among other things: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions; and (ix) disruption in supply chain continuity including from natural disasters, acts of war or terrorism or other external factors over which we have no control impacting one or more of our facilities or at a critical supplier. For example, our new biologics manufacturing facility in Cruiserath, Ireland is expected to be operational in 2019. A delay in the planned opening of the site could impact the supply of our products or require us to obtain product supply from third parties at a significant cost.

Our manufacturing and commercial operations in Puerto Rico were impacted by the recent hurricanes. Our two manufacturing sites sustained some damage but are currently operating at reduced capacity. We continue to work to restore to normal operations. Disruption in our ability to operate our Puerto Rico manufacturing facilities (whether due to problems with the facility itself, the infrastructure and services available on the island, the unavailability of raw materials or supplies from vendors, the unavailability of key staff or otherwise) could materially and adversely affect our ability to supply our products and affect our product sales.

Product labeling changes for our marketed products could result in a negative impact on revenues and profit margins.
We or regulatory authorities may need to change the labeling for any pharmaceutical product, including after a product has been marketed for several years. These changes are often the result of additional data from post-marketing studies, head-to-head studies, adverse events reports, studies that identify biomarkers (objective characteristics that can indicate a particular response to a product or therapy) or other studies or post-marketing experience that produce important additional information about a product. New information added to a product’s label can affect its risk-benefit profile, leading to potential recalls, withdrawals or declining revenue, as well as product liability claims. Sometimes additional information from these studies identifies a portion of the patient population that may be non-responsive to a medicine or would be at higher risk of adverse reactions and labeling changes based on such studies may limit the patient population. The studies providing such additional information may be sponsored by us, but they could also be sponsored by competitors, insurance companies, government institutions, managed care organizations, scientists, investigators, or other interested parties. While additional safety and efficacy information from such studies assist us and healthcare providers in identifying the best patient population for each product, it can also negatively impact our revenues due to inventory returns and a more limited patient population going forward. Additionally, certain study results, especially from head-to-head studies, could affect a product’s formulary listing, which could also adversely affect revenues.

The illegal distribution and sale by third parties of counterfeit or unregistered versions of our products or stolen products could have a negative impact on our revenues, earnings, reputation and business.
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name. Thefts of inventory at warehouses, plants or while in-transit, which are then not properly stored and are later sold through unauthorized channels, could adversely impact patient safety, our reputation and our business. In addition, diversion of products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our, or our third-party providers', systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We maintain cyber insurance, however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Adverse changes in U.S., global, regional, local economic and political conditions could adversely affect our profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 45% of our revenues outside of the U.S. in 2017. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar. We have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU, including the planned exit of the UK from the EU. Of note, the exit of the UK from the EU may have an impact on our research, commercial and general business operations in the UK and the EU. In addition, future pension plan funding requirements continue to be sensitive to global economic conditions and the related impact on equity markets. Additionally, disruptions in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. Finally, our business, operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war.

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
Our principal executive offices are located at 345 Park Avenue, New York, NY. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 160 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, provide adequate production capacity for our current operations. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance."
Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2017:

	Manufacturing	R&D
United States	4	5
Europe	2	2
Total	6	7

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 18. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART IA
Executive Officers of the Registrant
Listed below is information on our executive officers as of February 13, 2018. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Stockholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer Member of the Leadership Team	53
2011 to 2013 – President, U.S. Pharmaceuticals
2013 to 2014 – Executive Vice President and Chief Commercial Officer
2014 to 2015 – Chief Operating Officer and Director of the Company
2015 to 2017 – Chief Executive Officer and Director of the Company
2017 to present – Chairman of the Board and Chief Executive Officer

Charles A. Bancroft Chief Financial Officer and Executive Vice President, Global Business Operations Member of the Leadership Team	58	2011 to 2016 - Chief Financial Officer and Executive Vice President, Global Services 2016 to present - Chief Financial Officer and Executive Vice President, Global Business Operations
Joseph C. Caldarella Senior Vice President and Corporate Controller	62	2010 to present – Senior Vice President and Corporate Controller
John E. Elicker Senior Vice President, Corporate Affairs and Investor Relations Member of the Leadership Team	58	2012 to 2017 – Senior Vice President, Public Affairs and Investor Relations 2017 to present – Senior Vice President, Corporate Affairs and Investor Relations
Murdo Gordon Executive Vice President, Chief Commercial Officer Member of the Leadership Team	51
2011 to 2013 – Senior Vice President, Oncology and Immunology
2013 to 2015 – President, U.S. Pharmaceuticals
2015 to 2016 – Senior Vice President, Head of Worldwide Markets
2016 to present – Executive Vice President, Chief Commercial Officer

Ann Powell Judge Senior Vice President, Chief Human Resources Officer Member of the Leadership Team	52	2009 to 2013 – Chief Human Resources Officer, Shire Pharmaceuticals 2013 to 2016 – Senior Vice President, Global Human Resources 2016 to present – Senior Vice President, Chief Human Resources Officer
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	57	2007 to 2014 – General Counsel and Corporate Secretary 2014 to 2015 – Executive Vice President, General Counsel and Corporate Secretary 2015 to present – Executive Vice President, General Counsel
Thomas J. Lynch., M.D. Executive Vice President and Chief Scientific Officer Member of the Leadership Team	57	2017 to present – Executive Vice President and Chief Scientific Officer
Louis S. Schmukler Senior Vice President & President, Global Product Development and Supply Member of the Leadership Team	62	2011 to 2017 – President, Global Product Development and Supply 2017 to present – Senior Vice President & President, Global Product Development and Supply
Paul von Autenried Senior Vice President, Chief Information Officer Member of the Leadership Team	56	2012 to 2016 – Senior Vice President, Enterprise Services and Chief Information Officer 2016 to present – Senior Vice President, Chief Information Officer

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.
Market Prices
Bristol-Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY). A quarterly summary of the high and low closing market price is presented below:

	2017		2016
	High	Low	High	Low
Common:
First Quarter	$60.13	$46.82	$68.35	$58.87
Second Quarter	57.33	51.66	74.29	64.91
Third Quarter	63.74	54.24	76.77	53.87
Fourth Quarter	65.35	59.94	59.61	49.23

Holders of Common Stock

The number of record holders of common stock at December 31, 2017 was 41,402.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Our Board of Directors declared the following quarterly dividends per share, which were paid in the periods indicated below:

	Common		Preferred
	2017	2016	2017	2016
First Quarter	$0.39	$0.38	$0.50	$0.50
Second Quarter	0.39	0.38	0.50	0.50
Third Quarter	0.39	0.38	0.50	0.50
Fourth Quarter	0.39	0.38	0.50	0.50
	$1.56	$1.52	$2.00	$2.00

In December 2017, our Board of Directors declared a quarterly dividend of $0.40 per share on our common stock which was paid on February 1, 2018 to shareholders of record as of January 5, 2018. The Board of Directors also declared a quarterly dividend of $0.50 per share on our preferred stock, payable on March 1, 2018 to shareholders of record as of February 6, 2018.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
October 1 to 31, 2017	1,498,834	$63.02	1,491,785	$1,818
November 1 to 30, 2017	1,444,201	$61.85	1,434,937	$1,729
December 1 to 31, 2017	1,121,513	$62.11	1,099,102	$1,661
Three months ended December 31, 2017	4,064,548		4,025,824

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

Item 6.	SELECTED FINANCIAL DATA.
Five Year Financial Summary

Amounts in Millions, except per share data	2017	2016	2015	2014	2013
Income Statement Data:(a)
Total Revenues	$20,776	$19,427	$16,560	$15,879	$16,385

Net Earnings	975	4,507	1,631	2,029	2,580
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	(32)	50	66	25	17
BMS	1,007	4,457	1,565	2,004	2,563

Net Earnings per Common Share Attributable to BMS:
Basic	$0.61	$2.67	$0.94	$1.21	$1.56
Diluted	$0.61	$2.65	$0.93	$1.20	$1.54

Average common shares outstanding:
Basic	1,645	1,671	1,667	1,657	1,644
Diluted	1,652	1,680	1,679	1,670	1,662

Cash dividends paid on BMS common and preferred stock	$2,577	$2,547	$2,477	$2,398	$2,309

Cash dividends declared per common share	$1.57	$1.53	$1.49	$1.45	$1.41

Financial Position Data at December 31:
Cash and cash equivalents	$5,421	$4,237	$2,385	$5,571	$3,586
Marketable securities(b)	3,871	4,832	6,545	6,272	4,686
Total Assets	33,551	33,707	31,748	33,749	38,592
Long-term debt(b)	6,975	6,465	6,550	7,242	7,981
Equity	11,847	16,347	14,424	14,983	15,236

(a)
For a discussion of items that affected the comparability of results for the years 2017, 2016 and 2015, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(b)	Includes current and non-current portion.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global specialty biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2017 Form 10-K for terms used throughout the document.

In 2017, we received 15 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU, Japan and China) including multiple regulatory milestone achievements for Opdivo. We are committed to investigating Opdivo alone and in combination with Yervoy and other anti-cancer agents for a wide array of tumor types, including broad programs in lung, head & neck, liver, kidney, bladder and gastric. We continue to believe that the breadth and depth of our IO portfolio positions us well for the future. We have 17 new IO compounds in clinical development and studies across more than 35 different tumor types. In addition, we advanced certain other non-IO R&D programs in our pipeline, including FGF21 for the treatment of NASH and TYK-2 inhibitor for the treatment of immune diseases such as psoriasis. We also continued to progress our company transformation initiatives enabling us to invest in our highest priority portfolio opportunities.

In 2017, our revenues increased 7% as a result of higher demand for our prioritized brands including Opdivo and Eliquis partially offset by increased competition for established brands, primarily Daklinza. The $2.04 decrease in GAAP EPS was due to tax charges attributed to tax reform ($1.76 per share) and to a lesser extent higher license, asset acquisition and restructuring related charges and lower divestiture- related income. These items were partially offset by higher revenues, royalties and licensing income and a patent-infringement settlement. After adjusting for the impact of tax reform and other specified items, non-GAAP EPS increased $0.18 primarily as a result of higher revenues partially offset by product mix and higher R&D expenses supporting Opdivo and other IO programs.

In 2016, our revenues increased 17% as a result of higher demand for our prioritized brands including Opdivo and Eliquis partially offset by the expiration of our U.S. commercialization rights to Abilify*, the transfer of Erbitux* rights in North America and increased competition for Reyataz, Sustiva and Baraclude in certain markets. The $1.72 increase in GAAP EPS was due to higher revenues, divestiture-related income and lower license and asset acquisition charges partially offset by higher Opdivo related expenses. After adjusting for the impact of divestiture gains, R&D license and asset acquisition charges and other specified items, non-GAAP EPS increased by $0.82 primarily as a result of higher revenues partially offset by product mix.

Highlights
The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2017	2016	2015
Total Revenues	$20,776	$19,427	$16,560

Diluted Earnings Per Share
GAAP	0.61	2.65	0.93
Non-GAAP	3.01	2.83	2.01

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

Significant Product and Pipeline Approvals

The following is a summary of the 15 significant approvals received in 2017.

Product	Date	Approval
Opdivo	December 2017	FDA approval of injection for intravenous use for the adjuvant treatment of patients with melanoma with involvement of lymph nodes or metastatic disease who have undergone complete resection.
	September 2017	FDA approval for the treatment of patients with HCC, a type of liver cancer, who have been previously treated with sorafenib.
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

FDA approval for the treatment of active PsA in adults.
	March 2017	FDA approval of a new subcutaneous administration option for use in patients two years of age and older with moderately to severely active polyarticular JIA.
Sprycel	November 2017	FDA expanded the indication for Sprycel tablets to include the treatment of children with Philadelphia chromosome-positive CML in chronic phase.
Yervoy	July 2017	FDA approval of an expanded indication for the treatment of unresectable or metastatic melanoma in pediatric patients.
Hepatitis C Franchise	April 2017
China FDA approval of the Daklinza and Sunvepra regimen for treatment-naive or experienced patients infected with genotype 1b chronic HCV. In addition, Daklinza was approved in China for combination use with other agents, including sofosbuvir, for adult patients with HCV genotypes 1-6 infection.

Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2017 and in early 2018.

Strategy

Our focus as a specialty biopharmaceutical company is on discovering, developing and delivering transformational medicines that address serious unmet medical needs. Our strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our four strategic priorities are to drive business performance, continue to build a leading franchise in IO, maintain a diversified portfolio both within and outside of IO, and continue our disciplined approach to capital allocation, including establishing partnerships, collaborations and in-licensing or acquiring investigational compounds as an essential component of successfully delivering transformational medicines to patients.

We are developing new medicines in the following core therapeutic areas: (1) oncology with a priority in IO; (2) immunoscience with priorities in lupus, rheumatoid arthritis and inflammatory bowel disease; (3) cardiovascular with a priority in heart disease and; (4) fibrotic disease with priorities in lung and liver. We continue to advance the next wave of innovative medicines by investing significantly in our pipeline both internally and through business developments activities. In IO, we continue to invest in monotherapy studies, combination approaches, and our next wave of early assets. We have entered into several collaboration agreements and expanded others to research and develop Opdivo and other approved or investigational oncology agents in combination regimens. We remain focused and well-resourced in our cancer development programs and seek to broaden the use of Opdivo in earlier lines of therapy, expand into new tumors, accelerate next wave IO mechanisms and develop treatment options for refractory IO patients. Beyond cancer, we continue to advance our early stage portfolio in immunoscience, cardiovascular, and fibrotic diseases and strengthen our partnerships with a diverse group of companies and academic institutions in new and expanded research activities. We believe our differentiated internal and external focus contributes to the advancing of our pipeline of potentially transformational medicines.

Our commercial model has been evolving and revenues from our marketed product portfolio continue to grow which demonstrates strong execution of our strategy. We continue to drive growth of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. Eliquis continues to grow, leveraging its best in class clinical profile and extensive real world data, and is now the number one novel oral anticoagulant in total prescriptions in the U.S. We are building on the continued success of our other prioritized brands and remain strongly committed to Orencia and Sprycel. Through our operating model transformation, our commercial infrastructure is uniquely leveraged for potential growth.

Our operating model continues to evolve and we have been successful in focusing commercial and R&D resources on prioritized brands and markets, strengthening our R&D capabilities in tumor biology, patient selection, and new biomarkers, delivering leaner administrative functions and streamlining our manufacturing network to reflect the importance of biologics in our current and future portfolio. The evolution in our operating model will enable us to deliver the necessary strategic, financial and operational flexibility to invest in the highest priority opportunities within our portfolio.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of key brands, executing product launches, investing in our diverse and innovative pipeline, aided by strategic business development, focusing on prioritized markets, increasing investments in our biologics manufacturing capabilities and maintaining a culture of continuous improvement.

Acquisition and Licensing Arrangements
Acquisition and licensing arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrosis. Significant arrangements during the past three years are summarized below. Refer to "Item 8. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for further information.
2017 Arrangements
Ono: BMS acquired an exclusive license to develop and commercialize ONO-4578, Ono’s Prostaglandin E2 receptor 4 antagonist for the treatment of cancer. BMS acquired worldwide rights except in Japan, South Korea, and Taiwan where it was added to the existing collaboration and in China and ASEAN countries where Ono retained exclusive rights.
Halozyme: BMS and Halozyme entered into a global collaboration and license agreement to develop subcutaneously administered BMS IO medicines using Halozyme's ENHANZE* drug-delivery technology which may allow for more rapid delivery of large volume injectable medications.
IFM: BMS acquired all of the outstanding shares of IFM providing BMS with full rights to IFM's preclinical STING and NLRP3 agonist programs focused on enhancing the innate immune response for treating cancer.
Biogen: BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy.
Roche: BMS out-licensed to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy.
CytomX: BMS and CytomX expanded their initial 2014 strategic collaboration to discover novel cancer treatment therapies that will include up to eight additional targets using CytomX’s proprietary Probody platform for the treatment of cancer.

2016 Arrangements
PsiOxus: BMS acquired exclusive worldwide rights to PsiOxus's NG-348, a pre-clinical stage, "armed" oncolytic virus with the goal of addressing solid tumors.
Padlock: BMS acquired all of the outstanding shares of Padlock providing BMS with full rights to Padlock’s PAD inhibitor discovery program focused on the development of treatment approaches for patients with rheumatoid arthritis.
Cormorant: BMS acquired all of the outstanding shares of Cormorant providing BMS with full rights to Cormorant's lead candidate HuMax-IL8, a monoclonal antibody that represents a potentially complementary IO mechanism of action to T-cell directed antibodies and co-stimulatory molecules.
Nitto Denko: BMS acquired an exclusive worldwide license to develop and commercialize Nitto Denko's investigational siRNA molecules targeting heat shock protein 47 (HSP47) in vitamin A containing formulations including Nitto Denko's lead asset ND-L02-s0201, currently in development for the treatment of advanced liver fibrosis, and the option to receive exclusive licenses for HSP47 siRNAs in vitamin A containing formulations for the treatment of lung and other organ fibrosis.
2015 Arrangements
Flexus: BMS acquired all of the outstanding shares of Flexus providing BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy with potential to be used in combination with BMS's immuno-oncology portfolio. In addition, the transaction included Flexus's IDO/TDO discovery program which included its IDO-selective, IDO/TDO dual and TDO-selective compounds.
Cardioxyl: BMS acquired all of the outstanding shares of Cardioxyl providing BMS with full rights to CXL-1427, a nitroxyl prodrug in development for acute decompensated heart failure.
Five Prime: BMS and Five Prime entered into an exclusive worldwide licensing and collaboration agreement to develop and commercialize Five Prime’s CSF1R antibody program, including cabiralizumab currently in development for IO indications and PVNS.  BMS is responsible for the development, manufacturing and commercialization of cabiralizumab, subject to Five Prime’s option to conduct certain studies at its cost to develop cabiralizumab in PVNS and in combination with its own internal oncology pipeline assets.
Promedior: BMS acquired a warrant providing BMS exclusive rights to acquire Promedior, whose lead asset, PRM-151, is being developed for the treatment of IPF and MF. The warrant is exercisable upon being provided data following completion of either of the IPF or MF Phase II clinical studies being directed by Promedior.
Bavarian Nordic: BMS acquired an exclusive option to globally license and commercialize Prostvac*, Bavarian Nordic’s investigational Phase III prostate-specific antigen-targeting cancer immunotherapy in development for the treatment of asymptomatic or minimally symptomatic metastatic castration-resistant prostate cancer. In 2017, an independent Data Monitoring Committee determined that the continuation of the Phase III PROSPECT study of Prostvac* in patients with metastatic castration-resistant prostate cancer is futile.
uniQure: BMS entered into a collaboration and license agreement with uniQure granting BMS an exclusive license to uniQure’s gene therapy technology platform for up to 10 specific collaboration targets. The collaboration includes uniQure’s proprietary gene therapy program for congestive heart failure that is intended to restore the heart’s ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction.

RESULTS OF OPERATIONS

Regional Revenues
The composition of the changes in revenues was as follows:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	Total Revenues			Analysis of % Change		Analysis of % Change
				Total	Foreign	Total	Foreign
Dollars in Millions	2017	2016	2015	Change	Exchange(b)	Change	Exchange(b)
United States	$11,358	$10,720	$8,188	6%	—	31%	—
Europe	4,988	4,215	3,491	18%	1%	21%	(2)%
Rest of the World	3,877	3,964	4,142	(2)%	—	(4)%	(4)%
Other(a)	553	528	739	5%	N/A	(29)%	N/A
Total	$20,776	$19,427	$16,560	7%	—	17%	(2)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

U.S. revenues increased in 2017 due to higher demand for Eliquis and Opdivo partially offset by lower demand for established brands due to increased competition, primarily Daklinza and HIV brands. The lower growth rate in the U.S. was due to additional competition for Opdivo and Daklinza. Average U.S. net selling prices were approximately 2% higher after charge-backs, rebates and discounts. Refer to "—Product Revenues Commentary" for additional information.

U.S. revenues increased in 2016 due to higher demand for Opdivo, Eliquis and Daklinza, partially offset by the full year impact of the expiration/transfer of commercialization rights to Abilify* and Erbitux*. Average U.S. net selling prices were approximately 5% higher after charge-backs, rebates and discounts.

Europe revenues increased in 2017 due to higher demand for Opdivo and Eliquis partially offset by lower demand for Daklinza due to increased competition. Europe revenues increased in 2016 due to higher demand for Opdivo and Eliquis partially offset by lower demand for Yervoy.

Rest of the World revenues decreased in 2017 due to lower demand for established brands, including Daklinza, due to increased competition and out-licensing of a mature brand product, partially offset by higher demand for Opdivo and Eliquis. Rest of the World revenues decreased in 2016 due to increased competition for the Hepatitis C Franchise in Japan and unfavorable foreign exchange (primarily Latin America) partially offset by higher demand for Opdivo and Eliquis.

Other revenues decreased in 2016 as a result of the expiration of certain supply arrangements. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion of the alliances.

No single country outside the U.S. contributed more than 10% of total revenues except for Japan which contributed 10% of total revenues in 2015.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in "—Critical Accounting Policies". Our share of certain Abilify* and Atripla* revenues is reflected net of all GTN adjustments in alliance and other revenues.

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2016	$97	$434	$890	$1,421
Provision related to sale made in:
Current period	1,582	1,438	1,797	4,817
Prior period	—	(56)	(99)	(155)
Payments and returns	(1,553)	(1,296)	(1,397)	(4,246)
Foreign currency translation and other	—	—	(31)	(31)
Balance at December 31, 2016	$126	$520	$1,160	$1,806
Provision related to sale made in:
Current period	2,087	2,090	2,135	6,312
Prior period	(3)	(4)	(64)	(71)
Payments and returns	(2,004)	(1,810)	(2,107)	(5,921)
Foreign currency translation and other	3	—	104	107
Balance at December 31, 2017	$209	$796	$1,228	$2,233

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows (excluding alliance and other revenues such as Abilify* and Atripla*):

	Year Ended December 31,			% Change
Dollars in Millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gross product sales	$25,499	$22,364	$17,166	14%	30%
GTN Adjustments
Charge-backs and cash discounts	(2,084)	(1,582)	(1,043)	32%	52%
Medicaid and Medicare rebates	(2,086)	(1,382)	(859)	51%	61%
Other rebates, returns, discounts and adjustments	(2,071)	(1,698)	(1,219)	22%	39%
Total GTN Adjustments	(6,241)	(4,662)	(3,121)	34%	49%
Net product sales	$19,258	$17,702	$14,045	9%	26%

GTN adjustments percentage	24%	21%	18%	3%	3%
U.S.	31%	26%	25%	5%	1%
Non-U.S.	13%	13%	11%	—	2%
GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Year Ended December 31,			% Change
Dollars in Millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Prioritized Brands
Opdivo	$4,948	$3,774	$942	31%	**
U.S.	3,102	2,664	823	16%	**
Non-U.S.	1,846	1,110	119	66%	**

Eliquis	4,872	3,343	1,860	46%	80%
U.S.	2,887	1,963	1,023	47%	92%
Non-U.S.	1,985	1,380	837	44%	65%

Orencia	2,479	2,265	1,885	9%	20%
U.S.	1,704	1,532	1,271	11%	21%
Non-U.S.	775	733	614	6%	19%

Sprycel	2,005	1,824	1,620	10%	13%
U.S.	1,105	969	829	14%	17%
Non-U.S.	900	855	791	5%	8%

Yervoy	1,244	1,053	1,126	18%	(6)%
U.S.	908	802	602	13%	33%
Non-U.S.	336	251	524	34%	(52)%

Empliciti	231	150	3	54%	**
U.S.	151	133	3	14%	**
Non-U.S.	80	17	—	**	N/A

Established Brands
Baraclude	1,052	1,192	1,312	(12)%	(9)%
U.S.	53	66	135	(20)%	(51)%
Non-U.S.	999	1,126	1,177	(11)%	(4)%

Sustiva Franchise	729	1,065	1,252	(32)%	(15)%
U.S.	622	901	1,041	(31)%	(13)%
Non-U.S.	107	164	211	(35)%	(22)%

Reyataz Franchise	698	912	1,139	(23)%	(20)%
U.S.	327	484	591	(32)%	(18)%
Non-U.S.	371	428	548	(13)%	(22)%

Hepatitis C Franchise	406	1,578	1,603	(74)%	(2)%
U.S.	109	827	323	(87)%	**
Non-U.S.	297	751	1,280	(60)%	(41)%

Other Brands	2,112	2,271	3,818	(7)%	(41)%
U.S.	390	379	1,547	3%	(76)%
Non-U.S.	1,722	1,892	2,271	(9)%	(17)%

Total Revenues	20,776	19,427	16,560	7%	17%
U.S.	11,358	10,720	8,188	6%	31%
Non-U.S.	9,418	8,707	8,372	8%	4%
**    Change in excess of 100%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•	U.S. revenues increased in both periods due to higher demand. We expect increased competition for Opdivo to continue in the future due to new product entrants and expanded indications.

•	International revenues increased in both periods due to higher demand as a result of launches of additional indications and approvals in new countries.
Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of VTE disorders.

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

•	U.S. revenues increased in both periods due to higher demand and average net selling prices.

•	International revenues increased in both periods due to higher demand. We may experience a decline in European revenues in the event that generic datasinib product enters the market.
Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased in both periods primarily due to higher demand.

•
International revenues increased in 2017 due to higher demand in Europe following the approval of the Opdivo+Yervoy combination therapy for melanoma. International revenues decreased in 2016 due to lower demand resulting from the introduction of other IO products being used to treat patients with melanoma, including Opdivo.

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

•
U.S. revenues continued to decrease in both periods due to lower demand resulting from increased competition from new product entrants. The decrease in 2016 was partially offset by higher average net selling prices. The LOE occurred in December 2017. Gilead terminated BMS's participation in the U.S. and Canada joint venture following the launch of a generic version of Sustiva in the U.S. As a result, BMS's share of Atripla* revenues will further decline during the next three years. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

Reyataz (atazanavir sulfate) Franchise — Includes Reyataz - a protease inhibitor for the treatment of HIV and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost* (cobicistat).

•
U.S. revenues continued to decrease due to lower demand resulting from new product entrants. The decrease in 2016 was partially offset by higher average net selling prices. The LOE occurred in December 2017 and will result in a higher decline in revenues in future periods due to generic competition.

•	International revenues continued to decrease in both periods due to lower demand resulting from increased competition. The decrease in 2016 was also impacted by unfavorable foreign exchange.

Hepatitis C Franchise — Daklinza (daclatasvir) - an NS5A replication complex inhibitor; Sunvepra (asunaprevir) - an NS3 protease inhibitor; and beclabuvir - an NS5B inhibitor.

•	U.S. revenues decreased in 2017 due to lower demand resulting from new product entrants. U.S. revenues increased in 2016 due to the launch of Daklinza in July 2015.

•	International revenues decreased in both periods due to lower demand resulting from increased competition due to new product entrants.
Other Brands — includes all other brands, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

•
U.S. revenues decreased in 2016 due to the expiration of BMS's commercialization rights to Abilify* in April 2015 and the transfer of BMS's North American Erbitux* rights to Lilly in October 2015. Refer to "Item 8. Financial Statements—Note 3. Alliances" for further discussion.

•
International revenues decreased in 2017 due to out-licensing and divestiture of certain other brands and continued generic erosion. International revenues decreased in 2016 due to the expiration of certain supply arrangements, divestiture of certain other brands, increased competition for OTC brands and unfavorable foreign exchange.

Estimated End-User Demand
Pursuant to the SEC Consent Order described under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. At December 31, 2017, Daklinza had 1.7 months of inventory on hand in the U.S. as a result of minimum required stock levels to support patient demand. We expect inventory on hand levels of Daklinza to exceed one month over the near term. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2017.
Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to also 1.2 months of inventory on hand at June 30, 2017. The level of inventory on hand was primarily attributable to France to support product seasonality.
Efferalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 0.8 months of inventory on hand at June 30, 2017. The level of inventory on hand was primarily attributable to France to support product seasonality.
Fervex, a cold and flu product, had 3.0 months of inventory on hand at direct customers compared to 4.0 months of inventory on hand at June 30, 2017. The level of inventory on hand was attributable to France to support product seasonality.
Perfalgan, an analgesic product, had 2.6 months of inventory on hand internationally at direct customers compared to 1.5 months of inventory on hand at June 30, 2017. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2017 is not available prior to the filing of this annual report on Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

				% Change
Dollar in Millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cost of products sold	$6,066	$4,946	$3,909	23%	27%
Marketing, selling and administrative	4,687	4,911	4,841	(5)%	1%
Research and development	6,411	4,940	5,920	30%	(17)%
Other income (net)	(1,519)	(1,285)	(187)	18%	**
Total Expenses	$15,645	$13,512	$14,483	16%	(7)%
**    Change in excess of 100%

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party product supply costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing, certain excise taxes, foreign currency hedge settlement gains and losses and the amortization of acquired developed technology costs. Cost of products sold typically vary between periods as a result of product mix and volume (particularly royalties and profit sharing), and to a lesser extent changes in foreign currency, price, inflation and costs attributed to manufacturing site exits.

•
Cost of products sold increased in 2017 due to higher Eliquis profit sharing of $719 million and a $146 million impairment charge to reduce the carrying value of the small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland. The remaining increase was primarily due to higher sales volume, inventory charges, manufacturing startup costs and foreign currency. Refer to "Item 8. Financial Statements—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for further information.

•	Cost of products sold increased in 2016 due to higher Eliquis profit sharing of $700 million, lower foreign currency hedge settlement gains and higher Puerto Rico excise tax.

Marketing, selling and administrative

Marketing, selling and administrative expenses primarily include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion. Expenses are managed through regional commercialization organizations or global enabling functions such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements. Expenses typically vary between periods due to new product launch promotional activities.

•
Marketing, selling and administrative expenses decreased in 2017 due to lower advertising, promotion and sales-force expenses supporting Daklinza and other established brands and lower BMS foundation grants.

•
Marketing, selling and administrative expenses increased in 2016 due to higher advertising, promotion and sales-force expenses supporting Opdivo partially offset by lower spend for established brands and favorable foreign exchange.

Research and development

Research and development activities include discovery research, preclinical and clinical development, drug formulation and medical support of marketed products. Expenses include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies, upfront and contingent milestone payments for licensing and asset acquisitions of investigational compounds, IPRD impairment charges and proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, employee stock compensation costs and other appropriate costs. Certain expenses are shared with alliance partners based upon contractual agreements. Expenses typically vary between periods for a number of reasons, including the timing of license and asset acquisition charges and IPRD impairment charges.

•
Research and development expenses increased in 2017 due to higher license and asset acquisition charges, site exit charges, IPRD impairment charges and expansion of Opdivo and other IO development programs.

•
Research and development expenses decreased in 2016 due to lower license and asset acquisition and IPRD impairment charges, partially offset by the acceleration and expansion of Opdivo development programs.

Significant charges included in R&D expense were as follows:

	Year Ended December 31,
Dollars in Millions	2017		2016		2015
IFM	$311	(a)	$—		$—
CytomX	200	(a)	25	(a)	—
Halozyme	105	(a)	—		—
Flexus	324	(b)	100	(b)	800	(a)
Cardioxyl	100	(b)	—		167	(a)
PsiOxus	50	(a)	—		—
Ono	40	(a)	—		—
Padlock	—		139	(a)	—
Cormorant	—		35	(a)	—
Nitto Denko	—		100	(a)	—
Five Prime	—		—		350	(a)
Promedior	—		—		84	(c)
Bavarian Nordic	—		—		60	(c)
uniQure	—		—		50	(a)
Other	—		40		168
License and asset acquisition charges	1,130		439		1,679

F-Star Alpha	75		—		—
LPA1 Antagonist	—		—		160
Other	—		13		—
IPRD impairments	75		13		160

Site exit costs	383		83		30
Other	—		—		14
Site exit costs and other	383		83		44

Research and development significant charges	$1,588		$535		$1,883
(a)    Upfront payment
(b)    Milestone payment
(c)    Option fee

•
License and asset acquisition charges resulted from strategic transactions to acquire or license certain investigational oncology, cardiovascular, immunoscience and fibrotic disease compounds (or options to acquire or license) as disclosed in "—Acquisition and Licensing Arrangements".

•	IPRD impairment charges were related to the discontinued development of an investigational compound which was part of our alliance with F-Star Alpha in 2017 and LPA1 Antagonist Phase II study in 2015.

•
Site exit costs resulted from the expected exit of R&D sites in the U.S. through 2020 primarily due to the reduction in the estimated useful lives of the related assets and an impairment charge to reduce the carrying value of a R&D facility in Wallingford, Connecticut.

Other income (net)

•
Other income (net) increased in 2017 primarily due to a patent infringement settlement and out-licensing income partially offset by lower divestiture gains and related service fees and higher restructuring and debt redemption charges.

•	Other income (net) increased in 2016 primarily due to divestiture gains and related service fees and royalties and lower debt redemption and litigation charges.

Components of other income (net) were as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Interest expense	$196	$167	$184
Investment income	(154)	(105)	(101)
Provision for restructuring	293	109	118
Litigation and other settlements	(487)	47	159
Equity in net income of affiliates	(75)	(77)	(83)
Divestiture gains	(164)	(576)	(196)
Royalties and licensing income	(1,351)	(719)	(383)
Transition and other service fees	(37)	(238)	(122)
Pension charges	162	91	160
Intangible asset impairment	—	15	13
Equity investment impairment	5	45	—
Written option adjustment	—	—	(123)
Loss on debt redemption	109	—	180
Other	(16)	(44)	7
Other income (net)	$(1,519)	$(1,285)	$(187)

•
Restructuring charges relate to changes to the Company's operating model to drive continued success in the near- and long-term through a more focused investment in commercial opportunities for key brands and markets, a competitive and more agile R&D organization that can accelerate the pipeline, streamline operations and realign manufacturing capabilities that broaden biologics capabilities to reflect the current and future portfolio as well as streamline and simplify our small-molecule supply network. The new operating model is expected to enable the Company to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities across the Company. Aggregate restructuring charges of $826 million have been incurred in 2017 for all actions including accelerated depreciation and impairment charges resulting from early site exits.

•
Litigation and other settlements include BMS's share of a patent-infringement settlement related to Merck's PD-1 antibody Keytruda* in 2017 as BMS and Ono signed a global patent license agreement with Merck. Merck made an initial payment of $625 million to BMS and Ono, of which BMS received $481 million. Merck is also obligated to pay ongoing royalties on global sales of Keytruda* of 6.5% from January 1, 2017 through December 31, 2023, and 2.5% from January 1, 2024 through December 31, 2026. The companies also granted certain rights to each other under their respective patent portfolios pertaining to PD-1. Payments and royalties are shared between BMS and Ono on a 75/25 percent allocation, respectively after adjusting for each parties' legal fees.

•
Divestiture gains relate to additional contingent consideration for the diabetes business in 2017, certain OTC brands and investigational HIV medicines businesses in 2016, and the Mount Vernon, Indiana manufacturing facility, Erbitux*, Ixempra* and certain other OTC product businesses in 2015.

•
Royalties and licensing income include upfront licensing fees from Biogen and Roche in connection with the out-licensing of certain investigational genetically defined disease compounds in 2017, royalties from the Merck patent infringement settlement in 2017 and contingent consideration from the Erbitux* and diabetes business divestitures in 2017, 2016 and 2015, including the transfer of certain royalty rights pertaining to Amylin product sales.

•	Transition and other service fees included fees resulting from the divestiture of the diabetes and investigational HIV medicines businesses.

•	Pension charges consist primarily of settlement charges due to the magnitude of lump sum payments for the principal of the U.S. pension plan.

•	Written option adjustment includes income of $123 million resulting from the change in fair value of the written option liability attributed to the Reckitt alliance in 2015.

•
A loss on debt redemption resulted from the repurchase of certain long-term debt obligations in 2017 and the early redemption of Euro notes and a tender offer for certain other debt securities in 2015.

Income Taxes

Dollars in Millions	2017	2016	2015
Earnings Before Income Taxes	$5,131	$5,915	$2,077
Provision for income taxes	4,156	1,408	446
Effective tax rate	81.0%	23.8%	21.5%

New tax reform legislation in the U.S. was enacted on December 22, 2017 known as the Tax Cuts and Jobs Act of 2017 (the Act). The Act moves from a worldwide tax system to a quasi-territorial tax system and comprises broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. tax rate from 35% to 21%; (2) adding a deemed repatriation transition tax on certain foreign earnings and profits; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) including certain income of controlled foreign companies in U.S. taxable income; (5) creating a new minimum tax referred to as a base erosion anti-abuse income tax; (6) limiting certain research-based credits; and (7) eliminating the domestic manufacturing deduction.

Although many aspects of the Act are not effective until 2018, additional tax expense of $2.9 billion was recognized in the fourth quarter of 2017 upon enactment of the Act. The additional expense increased the effective tax rate by 56.7% and included a $2.6 billion one-time deemed repatriation transition tax on previously untaxed post-1986 foreign earnings and profits (including related tax reserves). Those earnings were effectively taxed at a 15.5% rate to the extent that the specified foreign corporations held cash and certain other assets and an 8.0% rate on the remaining earnings and profits. The remaining $285 million of additional tax expense included an adjustment to measure net deferred tax assets at the new U.S. tax rate of 21%.

The accounting for the reduction of deferred tax assets to the 21% tax rate is complete. The tax charge for the deemed repatriation tax is incomplete, but was recorded as a provisional amount as we were able to make a reasonable estimate of this tax. The provisional amounts may change when completed in 2018 upon finalizing untaxed post-1986 foreign earnings and profits and related cash and certain eligible assets of the specified foreign corporations. The provisional amounts may also change if additional guidance of the relevant tax code is released.

Excluding the above transitional impacts related to the Act, the tax impact attributed to non-deductible R&D charges, divestiture transactions and other specified items increased the effective tax rate by 3.3% in 2017, 1.8% in 2016 and 0.3% in 2015. No tax benefits were attributed to the R&D charges incurred in connection with the acquisitions of IFM, Cormorant, Padlock, Cardioxyl, Flexus and the warrant to acquire Promedior. Lower non-deductible goodwill allocated to business divestitures and higher valuation allowances attributed to capital loss carryforwards released in 2015 impacted the effective tax rate in 2015. In addition, the adoption of amended income tax accounting guidance related to share-based payments and the early adoption of intra-entity transfers of assets other than inventory reduced the effective tax rate by 2.4% in 2017. Earnings mix between high and low tax jurisdictions, domestic manufacturing deductions and higher U.S. foreign tax credits resulting from the Puerto Rico excise tax attributed to most of the remaining changes in the effective tax rates.

Prior to the Act, the effective income tax rate was typically lower than the U.S. statutory rate of 35% primarily due to earnings for certain of our manufacturing operations in low tax jurisdictions such as Switzerland, Ireland and Puerto Rico which were indefinitely reinvested. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023. Although the Company continues to assess the broad and complex changes to the U.S. tax code, it currently expects no significant net impact of tax reform on the effective tax rate in 2018. Refer to "Item 8. Financial Statements—Note 7. Income Taxes" for further information.

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

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management, analysts and investors' overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP.

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Impairment charges	$146	$—	$—
Accelerated depreciation and other shutdown costs	3	21	84
Cost of products sold	149	21	84

Marketing, selling and administrative	1	—	10

License and asset acquisition charges	1,130	439	1,679
IPRD impairments	75	13	160
Site exit costs and other	383	83	44
Research and development	1,588	535	1,883

Provision for restructuring	293	109	115
Litigation and other settlements	(481)	40	158
Divestiture gains	(126)	(559)	(187)
Royalties and licensing income	(497)	(10)	—
Pension charges	162	91	160
Intangible asset impairment	—	15	13
Written option adjustment	—	—	(123)
Loss on debt redemption	109	—	180
Other income (net)	(540)	(314)	316

Increase to pretax income	1,198	242	2,293

Income taxes on items above	(87)	51	(480)
Income taxes attributed to U.S. tax reform	2,911	—	—
Income taxes	2,824	51	(480)

Increase to net earnings	4,022	293	1,813
Noncontrolling interest	(59)	—	—
Increase to net earnings used for Diluted Non-GAAP EPS calculation	$3,963	$293	$1,813

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2017	2016	2015
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$1,007	$4,457	$1,565
Specified Items	3,963	293	1,813
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$4,970	$4,750	$3,378

Average Common Shares Outstanding — Diluted	1,652	1,680	1,679

Diluted EPS Attributable to BMS — GAAP	$0.61	$2.65	$0.93
Diluted EPS Attributable to Specified Items	2.40	0.18	1.08
Diluted EPS Attributable to BMS — Non-GAAP	$3.01	$2.83	$2.01

Financial Position, Liquidity and Capital Resources

Our net cash position was as follows:

Dollars in Millions	2017	2016
Cash and cash equivalents	$5,421	$4,237
Marketable securities — current	1,391	2,113
Marketable securities — non-current	2,480	2,719
Total cash, cash equivalents and marketable securities	9,292	9,069
Short-term debt obligations	(987)	(992)
Long-term debt	(6,975)	(5,716)
Net cash position	$1,330	$2,361

Cash, cash equivalents and marketable securities held in the U.S. were approximately $4.1 billion at December 31, 2017. Most of the remaining $5.2 billion is held primarily in low-tax jurisdictions and is subject to restrictions or withholding taxes in certain jurisdictions. We are subject to a one-time deemed repatriation transition tax of $2.6 billion which will be payable over eight years as a result of U.S. tax reform. However, we expect to have more flexibility in accessing cash and future cash that may be generated in foreign subsidiaries. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, deemed repatriation transition tax and maturities of long-term debt.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

The Company repurchased $2.5 billion of common stock in 2017 through accelerated share repurchase agreements, Rule 10b5-1 plans and open market purchases. The stock repurchases were funded by $1.5 billion of new long-term debt and cash. The Company repaid $750 million of long-term debt at maturity and repurchased $337 million of long-term debt in 2017. Refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements and Note 15. Equity" for further information.

We issued commercial paper to fund near-term domestic liquidity requirements during 2017. The average amount of commercial paper outstanding was $389 million at a weighted-average rate of 1.17% during 2017. The maximum amount of commercial paper outstanding was $1.3 billion with $299 million outstanding at December 31, 2017.

Dividend payments were $2.6 billion in 2017 and $2.5 billion in both 2016 and 2015. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were approximately $1.1 billion in 2017, $1.2 billion in 2016 and $800 million in 2015 and are expected to be approximately $1.0 billion in 2018 and $850 million in 2019. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019.

Our investment portfolio includes non-current marketable securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further information.

We currently have three separate revolving credit facilities totaling $5.0 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364 day $2.0 billion facility expires in March 2018 and our two $1.5 billion facilities were extended to October 2021 and July 2022. Our two $1.5 billion, five-year facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at December 31, 2017 or 2016.

Additional regulations in the U.S. could be passed in the future including additional healthcare reform initiatives, further changes to tax laws, additional pricing laws and potential importation restrictions which may reduce our results of operations, operating cash flow, liquidity and financial flexibility. We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts and creditworthiness of our customers. We believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

Credit Ratings

BMS's long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, with a stable rating outlook. BMS's long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively, with a stable rating outlook. BMS's long-term and short-term credit ratings assigned by Fitch are A- and F2, respectively, with a stable rating outlook. Our long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. Our short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows
The following is a discussion of cash flow activities:

Dollars in Millions	2017	2016	2015
Cash flow provided by/(used in):
Operating activities	$5,275	$3,058	$2,105
Investing activities	(66)	1,480	(1,572)
Financing activities	(4,077)	(2,653)	(3,624)

Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections are impacted by longer payment terms for certain biologic products in the U.S., primarily certain products including Opdivo, Yervoy and Empliciti (120 days to 150 days). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $2.2 billion change in cash flow from operating activities compared to 2016 was primarily attributable to the following items in addition to increased sales and the timing of cash collections and payments in the ordinary course of business:

•	Lower income tax payments of approximately $1.5 billion;

•	Out-licensing proceeds of $470 million related to the Biogen and Roche transactions; and

•	Litigation settlement proceeds of $481 million related to Merck's PD-1 antibody Keytruda* (BMS's share).
Partially offset by:

•	Higher R&D licensing payments of approximately $400 million primarily due to the CytomX, Halozyme and Nitto Denko transactions.

•	Higher contributions to pension plans of approximately $300 million.
The $1.0 billion change in cash flow from operating activities compared to 2015 was primarily attributable to the following items in addition to increased sales and the timing of cash collections and payments in the ordinary course of business:

•	The wind-down of the Abilify* alliance in 2015 of approximately $700 million; and

•	Lower R&D licensing payments of approximately $600 million primarily due to the Five-Prime and Promedior transactions in 2015.
Partially offset by:

•	Higher income tax payments of approximately $1.4 billion.

Investing Activities
Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures, purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $1.5 billion change in cash flow from investing activities compared to 2016 was primarily attributable to:

•	Lower net sales of marketable securities with maturities greater than 90 days of $745 million which were essentially offset by changes in cash equivalents;

•	Lower business divestiture proceeds of approximately $600 million primarily due to certain OTC brands and investigational HIV medicines businesses in 2016; and

•	Higher asset acquisition payments of approximately $350 million primarily due to the acquisition of IFM in 2017.

The $3.1 billion change in cash flow from investing activities compared to 2015 was primarily attributable to:

•	Higher net sales of marketable securities of approximately $2.1 billion in 2016 which were reinvested in cash and cash equivalents;

•	Lower asset acquisition payments of approximately $800 million primarily due to the acquisition of Flexus in 2015; and

•
Higher business divestiture proceeds of approximately $600 million including royalties and other contingent consideration received subsequent to the divestitures of certain OTC brands and investigational HIV medicines businesses in 2016 and the Mount Vernon, Indiana manufacturing facility, Ixempra* and mature and other OTC product businesses in 2015.

Partially offset by:

•	Higher capital expenditures of approximately $400 million.

Financing Activities
Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $1.4 billion change in cash flow from financing activities compared to 2016 was primarily attributable to:

•	Higher repurchase of common stock of $2.2 billion primarily due to the accelerated share repurchase agreements.
Partially offset by:

•	Higher net borrowing activity of $880 million primarily to fund the repurchase of common stock.

The $1.0 billion change in cash flow from financing activities compared to 2015 was primarily attributable to:

•	Higher net borrowing activity of approximately $1.3 billion in 2016, primarily due to debt redemptions and reductions in cash overdrafts in 2015.
Partially offset by:

•	Repurchase of common stock of approximately $200 million in 2016 (none in 2015).

Contractual Obligations and Off-Balance Sheet Arrangements
Payments due by period for our contractual obligations at December 31, 2017 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2018	2019	2020	2021	2022	Later Years
Short-term borrowings	$987	$987	$—	$—	$—	$—	$—
Long-term debt	6,835	—	1,250	—	—	750	4,835
Interest on long-term debt(a)	3,083	213	200	192	192	192	2,094
Operating leases	793	141	110	90	75	71	306
Purchase obligations	3,386	1,480	730	499	257	239	181
Uncertain tax positions(b)	69	69	—	—	—	—	—
Deemed repatriation transition tax	2,497	102	200	200	200	200	1,595
Total (c)	$17,650	$2,992	$2,490	$981	$724	$1,452	$9,011

(a)	Includes estimated future interest payments and periodic cash settlements of derivatives.

(b)	Includes only short-term uncertain tax benefits because of uncertainties regarding the timing of resolution.

(c)	Excludes pension and other liabilities because of uncertainties regarding the timing of resolution.

In addition to the above, we are committed to an aggregated $17.0 billion of potential future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $3.1 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $10.4 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Some of these agreements also provide for sales-based milestones aggregating $3.5 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements—Note 3. Alliances” for further information regarding our alliances. We do not have any off-balance sheet arrangements that are material or reasonably likely to become material to our financial condition or results of operations.

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

We maintain DSAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 95% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

In addition, as previously disclosed, in October 2015, the Company reached a civil settlement with the SEC of alleged FCPA violations in which the Company agreed to pay approximately $14.7 million in disgorgement, penalties and interest.  As part of the settlement, the Company agreed to a two-year self-monitoring period of reporting to the government which concluded in October 2017.

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

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and title and substantially all of the risks and rewards of ownership have transferred (generally upon shipment except in certain EU markets which does not occur until delivery of the products to the customer). Revenue is also reduced for GTN sales adjustments discussed below, all of which involve significant estimates and judgment after considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix (e.g. Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revise information or actual experience.

GTN Adjustments

The following categories of GTN adjustments involve significant estimates, judgments and information obtained from external sources. Refer to “—Total Revenues” for further discussion and analysis of each significant category of GTN sales adjustments.

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

Other rebates, returns, discounts and adjustments

Other GTN sales adjustments include sales returns and all other programs based on applicable laws and regulations for individual non-U.S. countries as well as rebates offered to managed healthcare organizations in the U.S. to a lesser extent. The non-U.S. programs include several different pricing schemes such as cost caps, volume discounts, outcome-based pricing schemes and pricing claw-backs that are based on sales of individual companies or an aggregation of all companies participating in a specific market. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

Estimated returns for established products are determined after considering historical experience and other factors including levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products, introductions of competitive new products and lower demand following the LOE. The estimated amount for product returns is presented as a liability.

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

Use of information from external sources

Information from external sources is used to estimate GTN adjustments. Our estimate of inventory at the wholesalers are based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals.

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

The yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts is used in determining the discount rate. The Citi Pension Discount curve is used for the U.S. plans. The present value of benefit obligations at December 31, 2017 for the U.S. pension plans was determined using a 3.5% discount rate. If the assumed discount rate used in determining the U.S. pension plans’ projected benefit obligation at December 31, 2017 was reduced by an additional 1%, the projected benefit obligation would increase by approximately $950 million.

The expected long-term rate of return on plan assets is estimated considering expected returns for individual asset classes with input from external advisors. We also consider long-term historical returns including actual performance compared to benchmarks for similar investments. The U.S. plans’ pension expense for 2017 was determined using a 7.8% expected long-term rate of return on plan assets. If the expected long-term rate of return on plan assets used in determining the U.S. plans’ pension expense for 2017 was reduced by 1%, such expense would increase by $40 million.

For a more detailed discussion on retirement benefits, refer to “Item 8. Financial Statements—Note 16. Pension, Postretirement and Postemployment Liabilities.”

Business Combinations and Divestitures

Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $8.1 billion (representing 24% of total assets) at December 31, 2017.

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

We consider all of the above factors when determining whether a business was acquired (or divested) as well as the compound's development phase if no commercial products are involved. For example, in evaluating our acquisitions of IFM, Cormorant, Padlock, Cardioxyl and Flexus during the past three years, we concluded that no significant processes were transferred to us, thus the transactions were accounted for as asset acquisitions. As a result, the amounts allocated to the lead investigational compounds were expensed and not capitalized. In addition, contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties were not included in the purchase price. Refer to "Item 8. Financial Statements—Note 4. Acquisitions and Divestitures" for further discussion on our acquisitions.

Similarly, in evaluating divestitures of our small molecule manufacturing operations in Swords, Ireland, investigational HIV medicines business, the businesses comprising the alliance with Reckitt, the Medicines Company, Valeant Pharmaceuticals International, Inc., Erbitux* and Ixempra*, we concluded that all necessary inputs and processes were transferred, and consequently the transactions were accounted for as sales of businesses, which resulted in the allocation of goodwill ($12 million in 2017, $98 million in 2016 and $73 million in 2015) to the carrying value of the businesses in determining the gain on sale. Contingent proceeds related to divestitures were not recognized until realized. We also concluded that not all inputs and significant processes to be capable of generating outputs were transferred in our out-licensing arrangements with Biogen and Roche, and consequently these transactions were not accounted for as sales of businesses in 2017.

Long-lived Assets

Other Intangible Assets, including IPRD

Other intangible assets were $1.2 billion at December 31, 2017, including licenses ($254 million of which $152 million is allocated to unapproved products), developed technology rights ($565 million), capitalized software ($359 million) and IPRD ($32 million). Intangible assets are assessed for impairment whenever current facts or circumstances warrant a review, although IPRD is assessed at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected LOE, pricing pressures, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.

Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, impairment charges are likely to occur in future periods. We recognized a $75 million charge in 2017 for F-Star Alpha's FS102 which was in Phase I development for the treatment of breast and gastric cancer and $160 million in 2015 for BMS-986020 which was in Phase II development for treatment of IPF. For discussion on IPRD impairments, refer to “Item 8. Financial Statements—Note 13. Goodwill and Other Intangible Assets."

Property, Plant and Equipment

Property, plant and equipment is tested for impairment whenever current facts or circumstances require a review including whether it is more likely than not that the asset will be disposed of prior to its estimated remaining useful life. Additionally, these long-lived assets are periodically reviewed to determine if any change in facts or circumstances would result in a change to the estimated useful life of the asset, possibly resulting in the acceleration of depreciation. If such circumstances exist, an estimate of undiscounted future cash flows generated by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The divestiture of our small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland and sale of our R&D facility in Wallingford, Connecticut, resulted in $146 million and $79 million in impairment charges, respectively, to reduce the carrying value of assets held-for-sale to their fair value in 2017. Accelerated depreciation, impairment and other related charges for certain manufacturing and R&D facilities were $533 million in 2017, $104 million in 2016 and $115 million in 2015. Additional charges will continue to occur as a result of the Company’s restructuring actions announced in the fourth quarter of 2016.

Assets Held-for-Sale

The following criteria is considered before concluding assets are classified as held-for-sale; 1) management’s commitment to a plan to sell, 2) availability for immediate sale in its present condition, 3) initiation of an active program to identify a buyer, 4) probability of a completed sale within one year, 5) actively marketed for sale at a reasonable price in relation to its current fair value, and 6) likelihood of significant changes to the plan will be made or that the plan will be withdrawn. If all of the criteria is met as of the balance sheet date, the net assets are presented separately in the balance sheet as held-for-sale at the lower of its carrying amount or fair value less costs to sell and is no longer depreciated or amortized while classified as held-for-sale. For example, in evaluating the divestitures of our small molecule manufacturing operations in Swords, Ireland and our sale of our R&D facility in Wallingford, Connecticut, we concluded that all the necessary held-for-sale criteria were met in 2017 in a quarterly period prior to the completed sale. In evaluating the divestitures of the investigational HIV medicines business, the businesses comprising the alliances with Reckitt and Lilly, we concluded that all the necessary held-for-sale criteria were met in 2015.

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $2.3 billion at December 31, 2017 (net of valuation allowances of $2.8 billion) and $4.3 billion at December 31, 2016 (net of valuation allowances of $3.1 billion).

The U.S. Federal net operating loss carryforwards were $317 million at December 31, 2017. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2018 (certain amounts have unlimited lives).

As discussed more fully in the Results of Operations section of this MD&A, tax charges attributed to the one-time deemed repatriation tax on certain foreign earnings of $2.6 billion were recognized in the fourth quarter of 2017. The accounting for this income tax effect of the Act was incomplete as of the issuance date of the financial statements as we did not have all of the necessary information available, prepared and analyzed to complete the accounting. However, we were able to make a reasonable estimate of this tax, which was recorded as a provisional amount. The provisional amount may change when completed in 2018 upon finalizing the 2017 taxable income, untaxed post-1986 foreign earnings and profits and related cash and certain eligible assets of the specified foreign corporations. The provisional amounts may also change if additional interpretations of the relevant tax code are released.

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

Product and Pipeline Developments
Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. Spending on these programs represent approximately 30-45% of our annual R&D expenses in the last three years. Opdivo was the only investigational compound or marketed product that represented greater than 10% of our R&D expenses in the last three years. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the developments in our marketed products and our late-stage pipeline:

Product	Indication	Date	Developments
Opdivo	Biliary Tract Cancer	April 2017	BMS and Ono announced Opdivo was designated for the treatment of biliary tract cancer under the Sakigake Designation System in Japan, which offers priority consultation and review.
	cHL	December 2017
BMS and Seattle Genetics, Inc. highlighted an updated interim results from the Phase I/II study evaluating Opdivo and Adcetris* in relapsed/refractory cHL. Interim results were previously highlighted in June.

		June 2017	BMS announced extended follow-up data from CheckMate-205, a Phase II study evaluating Opdivo in patients with relapsed or progressed cHL after autologous stem cell transplant.
June 2017
BMS and Seattle Genetics, Inc. expanded their clinical collaboration to evaluate the combination of Opdivo and Adcetris* (brentuximab vedotin) in a pivotal Phase III study in relapsed/refractory or transplant advanced cHL.

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
January 2017
Announced results of ONO-4538-12, a Phase III study evaluating Opdivo in patients with previously treated advanced gastric cancer refractory to or intolerant of standard therapy. Ono, our alliance partner, conducted the study.

	GBM	April 2017
Announced CheckMate-143, a randomized Phase III study evaluating the efficacy and safety of Opdivo in patients with first recurrence of GBM did not meet its primary endpoint of improved overall survival over bevacizumab monotherapy.

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

	mCRC	August 2017	FDA approval for the treatment of adult and pediatric patients with MSI-H or dMMR mCRC that has progressed following treatment with a fluoropyrimidine, oxaliplatin and irinotecan.
	Melanoma	December 2017	FDA approval of injection for intravenous use for the adjuvant treatment of patients with melanoma with involvement of lymph nodes or metastatic disease who have undergone complete resection.
October 2017
Announced the EMA validated its type II variation application which seeks to expand the current indications to include the treatment of patients with melanoma who are at high risk of disease recurrence following complete surgical resection.

September 2017
Announced treatment with Opdivo resulted in significant improvement in recurrence-free survival compared to Yervoy in patients with stage IIIb/c or stage IV melanoma following complete surgical resection.

July 2017
Announced a Phase III study evaluating Opdivo versus Yervoy in patients with stage IIIb/c or stage IV melanoma who are at high risk of recurrence following complete surgical resection met its primary endpoint of recurrence-free survival at a planned interim analysis.

June 2017
Announced proof-of-concept data from the Phase I/IIa study for Opdivo in combination with BMS-986016, an investigational anti-LAG-3 therapy, in patients with advanced melanoma previously treated with anti-PD-1/PD-L1 therapy.

	mUC	June 2017	EC approval for the treatment of patients with previously treated locally advanced unresectable or mUC, a type of bladder cancer, in adults after failure of platinum-containing therapy.
		February 2017	FDA approval for the treatment of patients with previously treated locally advanced or metastatic urothelial carcinoma, a type of bladder cancer.
	Multiple Myeloma	December 2017
Announced the FDA lifted partial clinical holds placed on CheckMate-039 and CA204142, two clinical studies investigating Opdivo based combinations in patients with relapsed or refractory multiple myeloma.

September 2017
Announced the FDA placed partial clinical holds on CheckMate-602, CheckMate-039 and CA204142, three clinical studies investigating Opdivo based combinations in patients with relapsed or refractory multiple myeloma. This partial clinical hold is related to risks identified in studies studying another anti-PD-1 agent, pembrolizumab, in patients with multiple myeloma.

Opdivo	NSCLC	November 2017
Announced Phase III study Checkmate-078, a multinational, randomized study evaluating Opdivo versus docetaxel in previously treated advanced or metastatic NSCLC, was stopped early having met its primary endpoint demonstrating superior overall survival. CheckMate-078 is a multinational Phase III study with predominately Chinese patients. BMS submitted a BLA for Opdivo to the China Food and Drug Administration (CFDA) for the proposed indication of previously treated NSCLC, which has been accepted by the CFDA.

September 2017
Announced three-year overall survival data from CheckMate-017 and CheckMate-057, two pivotal Phase III randomized studies evaluating Opdivo vs. docetaxel in patients with previously treated metastatic NSCLC.

		April 2017	Announced five-year overall survival data from study CA209-003, a Phase I study evaluating Opdivo in patients with previously treated advanced NSCLC.
	RCC	November 2017	Announced a three-year overall survival update from CheckMate-025, a Phase III study evaluating Opdivo vs. everolimus in previously treated advanced RCC.
	Various	July 2017
BMS and Clovis Oncology, Inc. announced a clinical collaboration to evaluate the combination of Opdivo and Rubraca* (rucaparib) in pivotal Phase III studies in advanced ovarian cancer and triple-negative breast cancer as well as a Phase II study in metastatic castration-resistant prostate cancer.

Announced FDA accepted the Company's sBLAs to update Opdivo dosing to include 480 mg infused over 30 minutes every four weeks for all currently approved monotherapy indications. The FDA action date is March 5, 2018.

April 2017
BMS and Incyte announced the companies will advance their clinical development program evaluating the combination of Opdivo with epacadostat into a Phase III registrational study in first-line NSCLC across the spectrum of PD-L1 expression and first-line HNC.

Opdivo+Yervoy	CRC	January 2018
Announced new data from CheckMate-142, a Phase II study evaluating Opdivo monotherapy or in combination with Yervoy for previously treated patients with dMMR or MSI-H metastatic CRC. Interim data had previously been announced in June 2017.

	Melanoma	June 2017	Announced efficacy data from CheckMate-204, a Phase II study evaluating Opdivo+Yervoy as a potential treatment for patients with melanoma metastatic to the brain.
		April 2017	Announced overall survival data from CheckMate-067, a Phase III study evaluating Opdivo alone or in combination with Yervoy in patients with previously untreated advanced melanoma.
	MPM	June 2017	Announced results from the IFCT-1501 MAPS-2 study evaluating Opdivo or Opdivo combined with Yervoy for previously treated unresectable MPM patients.
	NSCLC	February 2018
Announced that the pivotal Phase III CheckMate-227 study demonstrated superior progression-free survival with the combination of Opdivo+Yervoy versus chemotherapy in first-line NSCLC patients with high tumor mutation burden, regardless of PD-L1 expression. The study will continue as planned to assess the Opdivo+Yervoy combination for the co-primary endpoint of overall survival in patients who express PD-L1.

	RCC	December 2017
Announced FDA accepted the Company's sBLA's for priority review of Opdivo+Yervoy to treat intermediate and poor-risk patients with advanced RCC. The FDA action date is April 16, 2018. In November, announced results from a new exploratory analysis of PD-L1 expression subgroups of the Phase III CheckMate-214 study evaluating Opdivo+Yervoy vs. the standard of care, sunitinib, in intermediate- and poor-risk patients with previously untreated advanced or metastatic RCC.

November 2017
Announced the EMA validated its type II variation application, which seeks to expand the current indications for Opdivo+Yervoy to include the treatment of intermediate- and poor-risk patients with advanced RCC.

September 2017
Announced CheckMate-214, a Phase III study evaluating Opdivo+Yervoy versus sunitinib in patients with previously untreated advanced or metastatic RCC, met its co-primary endpoint, demonstrating superior overall survival in intermediate- and poor-risk patients. The combination also met a secondary endpoint of improved overall survival in all randomized patients. Based on a planned interim analysis, an independent Data Monitoring Committee has recommended that the study be stopped early.

August 2017
Announced topline results from CheckMate-214. The combination of Opdivo+Yervoy met the co-primary endpoint of objective response rate and was favored in the co-primary endpoint of progression-free survival, however, it did not reach statistical significance.

July 2017
BMS and Exelixis, Inc. announced the initiation of the Phase III CheckMate 9ER study to evaluate Opdivo in combination with Cabometyx* (cabozantinib), Exelixis's small molecule inhibitor of receptor tyrosine kinases, or Opdivo and Yervoy in combination with Cabometyx* versus sunitinib in patients with previously untreated, advanced or metastatic RCC.

	SCLC	October 2017	Announced data evaluating Opdivo and Opdivo+Yervoy in previously treated SCLC patients whose tumors were evaluable for tumor mutation burden from the Phase I/II CheckMate-032 study.
	Various	February 2017
BMS and Exelixis announced a clinical development collaboration to evaluate Cabometyx* with Opdivo, either alone or in combination with Yervoy. The agreement is expected to include a Phase III study in first-line RCC with additional studies planned in bladder cancer, HCC and potentially other tumor types.

Eliquis	NVAF	August 2017
Announced results from a real-world data analysis of the U.S. Humana database, in which treatment with Eliquis was associated with a significantly lower risk of stroke/systemic embolism and lower rates of major bleeding compared to warfarin in patients aged 65 years and older with NVAF.

Announced data from EMANATE, a Phase IV study, exploring the safety and efficacy of Eliquis in patients with NVAF undergoing cardioversion.
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

FDA approval for active PsA in adults, a chronic, inflammatory disease that can affect both the skin and musculoskeletal system.
	JIA	March 2017	FDA approval of a new subcutaneous administration option for use in patients two years of age and older with moderately to severely active polyarticular JIA.

Sprycel	ALL	December 2017	Announced data from the Phase II CA180-372 study in pediatric patients with newly diagnosed Philadelphia chromosome-positive ALL treated with Sprycel added to a chemotherapy regimen.
	CML	November 2017	FDA expanded the indication for Sprycel tablets to include the treatment of children with Philadelphia chromosome-positive CML in chronic phase.
		June 2017	Announced data from the Phase II CA180-226 study evaluating Sprycel in imatinib-resistant or -intolerant and newly diagnosed pediatric patients with chronic phase CML.
May 2017
Announced the EMA validated its grouped Type II variation/extension of application to treat children and adolescents aged 1 year to 18 years with chronic phase Philadelphia chromosome positive CML and to include the powder for oral suspension.

Yervoy	Melanoma	January 2018	EC approval of an expanded indication for the treatment of unresectable or metastatic melanoma in pediatric patients 12 years of age and older.
October 2017
Announced the FDA added five-year overall survival data from the Phase III CA184-029 study to the prescribing information for Yervoy for the adjuvant treatment of fully resected cutaneous melanoma with pathologic involvement of regional lymph nodes of more than 1 mm.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow are exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro and Japanese yen. Foreign currency forward contracts are used to manage risk primarily arising from certain intercompany purchase transactions; we are also exposed to foreign exchange transaction risk arising from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts are used to offset these exposures but are not designated as hedges.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $175 million at December 31, 2017, reducing earnings over the remaining life of the contracts.

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

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We estimate that an increase of 100 basis points in short-term or long-term interest rates would decrease the fair value of our interest rate swap contracts by $25 million, thereby reducing earnings over the remaining life of the contracts.

We estimate that an increase of 100 basis points in long-term interest rates would decrease the fair value of long-term debt by $569 million. Our marketable securities are subject to changes in fair value as a result of interest rate fluctuations and other market factors. We estimate that an increase of 100 basis points in interest rates would decrease the fair value of our debt investments by approximately $70 million.

Credit Risk

We monitor our investments with counterparties with the objective of minimizing concentrations of credit risk. Our investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards.

The use of derivative instruments exposes us to credit risk if the counterparty fails to perform when the fair value of a derivative instrument contract is positive. If the counterparty fails to perform, collateral is not required by any party whether derivatives are in an asset or liability position. We have a policy of diversifying derivatives with counterparties to mitigate the overall risk of counterparty defaults. For additional information, refer to “Item 8. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2017	2016	2015
Net product sales	$19,258	$17,702	$14,045
Alliance and other revenues	1,518	1,725	2,515
Total Revenues	20,776	19,427	16,560

Cost of products sold	6,066	4,946	3,909
Marketing, selling and administrative	4,687	4,911	4,841
Research and development	6,411	4,940	5,920
Other income (net)	(1,519)	(1,285)	(187)
Total Expenses	15,645	13,512	14,483

Earnings Before Income Taxes	5,131	5,915	2,077
Provision for Income Taxes	4,156	1,408	446
Net Earnings	975	4,507	1,631
Noncontrolling Interest	(32)	50	66
Net Earnings Attributable to BMS	$1,007	$4,457	$1,565

Earnings per Common Share
Basic	$0.61	$2.67	$0.94
Diluted	$0.61	$2.65	$0.93

Cash dividends declared per common share	$1.57	$1.53	$1.49

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2017	2016	2015
Net Earnings	$975	$4,507	$1,631
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(57)	4	(51)
Pension and postretirement benefits	214	(17)	101
Available-for-sale securities	39	16	(54)
Foreign currency translation	18	(38)	(39)
Total Other Comprehensive Income/(Loss)	214	(35)	(43)

Comprehensive Income	1,189	4,472	1,588
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	(32)	50	66
Comprehensive Income Attributable to BMS	$1,221	$4,422	$1,522
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$5,421	$4,237
Marketable securities	1,391	2,113
Receivables	6,300	5,543
Inventories	1,166	1,241
Prepaid expenses and other	576	570
Total Current Assets	14,854	13,704
Property, plant and equipment	5,001	4,980
Goodwill	6,863	6,875
Other intangible assets	1,210	1,385
Deferred income taxes	1,610	2,996
Marketable securities	2,480	2,719
Other assets	1,533	1,048
Total Assets	$33,551	$33,707

LIABILITIES
Current Liabilities:
Short-term debt obligations	$987	$992
Accounts payable	2,248	1,664
Accrued liabilities	6,014	5,271
Deferred income	83	762
Income taxes payable	231	152
Total Current Liabilities	9,563	8,841
Deferred income	454	547
Income taxes payable	3,548	973
Pension and other liabilities	1,164	1,283
Long-term debt	6,975	5,716
Total Liabilities	21,704	17,360

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 4,070 in 2017 and 4,129 in 2016, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.2 billion issued in both 2017 and 2016	221	221
Capital in excess of par value of stock	1,898	1,725
Accumulated other comprehensive loss	(2,289)	(2,503)
Retained earnings	31,160	33,513
Less cost of treasury stock — 575 million common shares in 2017 and 536 million in 2016	(19,249)	(16,779)
Total Bristol-Myers Squibb Company Shareholders' Equity	11,741	16,177
Noncontrolling interest	106	170
Total Equity	11,847	16,347
Total Liabilities and Equity	$33,551	$33,707

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net earnings	$975	$4,507	$1,631
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	789	382	376
Deferred income taxes	1,010	(204)	(347)
Stock-based compensation	199	205	235
Impairment charges	332	108	192
Pension settlements and amortization	236	169	245
Divestiture gains and royalties	(706)	(1,187)	(490)
Asset acquisition charges	760	274	983
Other adjustments	92	(44)	15
Changes in operating assets and liabilities:
Receivables	(431)	(803)	(942)
Inventories	(29)	(152)	97
Accounts payable	320	104	(919)
Deferred income	(642)	(64)	218
Income taxes payable	2,597	(453)	194
Other	(227)	216	617
Net Cash Provided by Operating Activities	5,275	3,058	2,105
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	6,412	4,809	2,794
Purchase of marketable securities	(5,437)	(3,089)	(3,143)
Capital expenditures	(1,055)	(1,215)	(820)
Divestiture and other proceeds	722	1,334	708
Acquisition and other payments	(708)	(359)	(1,111)
Net Cash Provided by/(Used in) Investing Activities	(66)	1,480	(1,572)
Cash Flows From Financing Activities:
Short-term debt obligations, net	727	125	(449)
Issuance of long-term debt	1,488	—	1,268
Repayment of long-term debt	(1,224)	(15)	(1,957)
Repurchase of common stock	(2,469)	(231)	—
Dividends	(2,577)	(2,547)	(2,477)
Other	(22)	15	(9)
Net Cash Used in Financing Activities	(4,077)	(2,653)	(3,624)
Effect of Exchange Rates on Cash and Cash Equivalents	52	(33)	(95)
Increase/(Decrease) in Cash and Cash Equivalents	1,184	1,852	(3,186)
Cash and Cash Equivalents at Beginning of Year	4,237	2,385	5,571
Cash and Cash Equivalents at End of Year	$5,421	$4,237	$2,385
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation
The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2017 Form 10-K for terms used throughout the document.

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

Reclassifications
Certain prior period amounts were reclassified to conform to the current period presentation. The consolidated statement of cash flows previously presented interest rate swap contract terminations and issuance of common stock as separate line items within cash flows from financing activities which are now presented as components of other financing activities. The reclassifications provide a more concise financial statements presentations and additional information is disclosed in the notes if material.

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

Investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained. The share of net income or losses of equity investments is included in other income (net). Equity investments are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, the duration and extent that the market value has been less than cost and the investee's financial condition.

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

Goodwill, Acquired In-Process Research and Development and Other Intangible Assets
The fair value of acquired intangible assets is typically determined using the “income method” utilizing Level 3 fair value inputs. The market participant valuations assume a global view considering all potential jurisdictions and indications based on discounted after-tax cash flow projections, risk adjusted for estimated probability of technical and regulatory success (for IPRD).

Finite-lived intangible assets, including licenses, developed technology rights and IPRD projects that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows.

Goodwill is tested at least annually for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. Examples of qualitative factors assessed include our share price, financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in a prior year. Each relevant factor is assessed both individually and in the aggregate.

IPRD is tested for impairment on an annual basis and more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPRD is determined to exceed its fair value.

Finite-lived intangible assets are tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. If the carrying value exceeds the projected undiscounted pretax cash flows of the intangible asset, an impairment loss equal to the excess of the carrying value over the estimated fair value (discounted after-tax cash flows) is recognized.

Restructuring
Restructuring charges are recognized as a result of actions to streamline operations and reduce the number of facilities. Estimating the impact of restructuring plans, including future termination benefits and other exit costs requires judgment. Actual results could vary from these estimates.

Contingencies
Loss contingencies from legal proceedings and claims may occur from government investigations, shareholder lawsuits, product and environmental liability, contractual claims, tax and other matters. Accruals are recognized when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Gain contingencies (including contingent proceeds related to the divestitures) are not recognized until realized. Legal fees are expensed as incurred.

Advertising and Product Promotion Costs
Advertising and product promotion costs are included in marketing, selling and administrative expenses and were $740 million in 2017, $789 million in 2016 and $825 million in 2015. Advertising and product promotion costs are expensed as incurred.

Foreign Currency Translation
Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in OCI.

Research and Development
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Research and development costs are presented net of reimbursements from alliance partners. Upfront and contingent milestone payments for asset acquisitions of investigational compounds are also included in research and development expenses if there are no alternative future uses.

Cash Flow
Payments for licensing and asset acquisitions of investigational compounds are included in operating activities as well as out-licensing proceeds. Payments for the acquisition of an ownership interest in a legal entity, including acquisitions that do not meet the accounting definition of a business are included in investing activities, as well as divestiture proceeds, royalties and other consideration received subsequent to the related sale of the asset or business. Other adjustments reflected in operating activities include divestiture gains and losses and related royalties, research and development asset acquisition charges, gains and losses on debt redemption and changes in the fair value of written option liabilities.

Recently Adopted Accounting Standards
Share-based Payment Transactions
Amended guidance for share-based payment transactions was adopted in the first quarter of 2017. Net excess tax benefits of $39 million in 2017 were recognized prospectively as a reduction of tax expense rather than capital in excess of par value of stock. Net excess tax benefits are also presented as an operating cash flow rather than a financing cash flow, and cash payments to tax authorities in connection with shares withheld for statutory tax withholding requirements are presented as a financing cash flow rather than an operating cash flow. The changes in cash flow presentation were applied retrospectively and increased operating cash flows and decreased financing cash flows by $125 million, $208 million and $273 million in 2017, 2016 and 2015, respectively.

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

However, transaction prices are no longer required to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event to the extent it is probable that a significant reversal in the amount of estimated cumulative revenue will not occur. Certain estimated future royalties and termination fees for licensing rights previously reacquired by alliance partners are expected to be recognized as contract assets upon adoption of the new standard. Refer to the Sanofi and Lilly arrangements in "—Note 3. Alliances". As a result of the new guidance and cumulative effect adjustment, revenue and other income is expected to be lower in 2018 by approximately $200 million and $125 million, respectively, compared to what would have been reported under the previous standard. No significant changes to business processes, systems and controls are expected to be required.

Gains and Losses from the Derecognition of Nonfinancial Assets
Amended guidance for gains and losses from the derecognition of nonfinancial assets will be adopted in the first quarter of 2018 using the modified retrospective method. The amendments clarify the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amended guidance clarifies that certain transactions such as the sale or out-licensing of product rights that do not constitute a business will require accounting similar to ASC 606 including the potential recognition of variable consideration. The amended guidance may result in earlier recognition of variable consideration depending on the facts and circumstances of each transaction.
Presentation of Net Periodic Pension and Postretirement Benefits
Amended guidance requiring all net periodic benefit components for defined benefit pension and other postretirement plans other than service costs to be recorded outside of income from operations (other income) will be adopted in the first quarter of 2018 on a retrospective basis. The Company expects that annual cost of products sold; marketing, selling and administrative; and research and development expenses will increase in the aggregate with a corresponding offset in other income. The service cost component will also be included in other income as the amounts are not material.
As adjusted amounts upon adoption of the new guidance are as follows:

	Year Ended December 31,
	2017		2016
Dollars in Millions	As Reported	As Adjusted	As Reported	As Adjusted
Cost of products sold	$6,066	$6,092	$4,946	$4,967
Marketing, selling and administrative	4,687	4,733	4,911	4,960
Research and development	6,411	6,474	4,940	5,005
Other income (net)	(1,519)	(1,654)	(1,285)	(1,420)

Definition of a Business
Amended guidance that revises the definition of a business will be adopted prospectively in the first quarter of 2018. The amendments provide an initial screen that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, an integrated set of assets and activities would not represent a business. If the screen is not met, the set must include an input and a substantive process that together significantly contribute to the ability to create outputs for the set to represent a business. The amendment also narrows the definition of the term output and requires the transfer of an organized work force when outputs do not exist. The amended guidance may result in more transactions being accounted for as assets in the future with the impact to our results of operations dependent on the individual facts and circumstances of each transaction.
Recognition and Measurement of Financial Assets and Liabilities
Amended guidance for the recognition, measurement, presentation and disclosures of financial instruments will be adopted prospectively in the first quarter of 2018. The new guidance requires that fair value adjustments for equity securities with readily determinable fair values currently classified as available-for-sale be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value based upon observable price changes and a charge through earnings if an impairment exists. The amended guidance is not expected to materially impact the Company’s results of operations based upon the current equity investment portfolio.
Accounting for Hedging Activities
Amended guidance for derivatives and hedging will be adopted in the first quarter of 2018 on a modified retrospective approach. The amended guidance revises and expands items eligible for hedge accounting, simplifies hedge effectiveness testing and changes the timing of recognition and presentation for certain hedged items. Certain disclosure requirements are also modified for hedging activities on a prospective basis. The amended guidance is not expected to materially impact the Company’s results of operations.
Leases
In February 2016, the FASB issued amended guidance on lease accounting. The amended guidance requires the recognition of a right-of-use asset and a lease liability, initially measured at the present value of future lease payments for leases with a term longer than 12 months. The guidance is effective January 1, 2019 with early adoption permitted on a modified retrospective approach. We intend to elect the available practical expedients on adoption. While our assessment of the amended standard remains ongoing, including our continued implementation of a leasing software system procured from a 3rd party vendor and evaluation of potential changes and enhancements to internal controls, we have substantially completed our lease information data gathering and lease data extraction processes and believe our overall implementation efforts remain on schedule. However, system readiness remains a critical factor in ensuring successful adoption on January 1, 2019. The undiscounted value of lease obligations is approximately $800 million as of December 31, 2017, consisting primarily of facility leases accounted for as operating leases. The initial right-of-use asset and lease liability amounts in the balance sheets upon adoption will be subject to several factors including the lease portfolio at the date of adoption, selection of an appropriate discount rate and determining the fixed lease components and lease renewal periods reasonably certain to occur. The amended guidance is not expected to materially impact the Company’s results of operations other than the recognition of the right of use asset and lease liability.
Goodwill Impairment Testing
In January 2017, the FASB issued amended guidance that simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative impairment test. As a result, impairment charges will be required for the amount by which the reporting units carrying amount exceeds its fair value up to the amount of its allocated goodwill. The guidance is effective on a prospective basis on January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The amended guidance is not expected to materially impact the Company’s results of operations.
Financial Instruments - Measurement of Credit Losses
In June 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. Entities will be required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. The guidance is effective January 1, 2020 with early adoption permitted in 2019 on a modified retrospective approach. The amended guidance is not expected to materially impact the Company’s results of operations.
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

Products are sold principally to wholesalers, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues were as follows:

	2017	2016	2015
McKesson Corporation	24%	22%	21%
AmerisourceBergen Corporation	18%	18%	16%
Cardinal Health, Inc.	15%	14%	12%
Selected geographic area information was as follows:

	Revenues			Property, Plant and Equipment
Dollars in Millions	2017	2016	2015	2017	2016
United States	$11,358	$10,720	$8,188	$3,617	$3,865
Europe	4,988	4,215	3,491	1,266	1,003
Rest of the World(a)	3,877	3,964	4,142	118	112
Other(b)	553	528	739	—	—
Total	$20,776	$19,427	$16,560	$5,001	$4,980

(a)	Includes Japan which represented 7%, 7% and 10% of total revenues in 2017, 2016 and 2015, respectively.

(b)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
Product revenues and the composition of total revenues were as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Prioritized Brands
Opdivo	$4,948	$3,774	$942
Eliquis	4,872	3,343	1,860
Orencia	2,479	2,265	1,885
Sprycel	2,005	1,824	1,620
Yervoy	1,244	1,053	1,126
Empliciti	231	150	3
Established Brands
Baraclude	1,052	1,192	1,312
Sustiva Franchise	729	1,065	1,252
Reyataz Franchise	698	912	1,139
Hepatitis C Franchise	406	1,578	1,603
Other Brands	2,112	2,271	3,818
Total Revenues	$20,776	$19,427	$16,560

Net product sales	$19,258	$17,702	$14,045
Alliance revenues	1,294	1,629	2,408
Other revenues	224	96	107
Total Revenues	$20,776	$19,427	$16,560
Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Products sold through alliance arrangements in certain markets include Opdivo, Eliquis, Orencia, Sprycel, Yervoy, Empliciti, and Sustiva (Atripla*) and certain other brands.

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

•
Upfront and contingent development and approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the expected period of BMS's co-promotion obligation through the market exclusivity period or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in other income (net) as the activities being performed at that time are not related to the sale of commercial products that are part of BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations (except for the AstraZeneca alliance pertaining to the Amylin products - see further discussion under the specific AstraZeneca alliance disclosure herein).

•
Upfront and contingent approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows. The amortization is included in cost of products sold.

•	Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in research and development expenses.

•	Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in other income when earned.

•	Equity in net income of affiliates is included in other income (net).

•	All payments between BMS and its alliance partners are presented in cash flows from operating activities, except as otherwise described below.

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

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from alliances:
Net product sales	$6,949	$5,568	$4,308
Alliance revenues	1,294	1,629	2,408
Total Revenues	$8,243	$7,197	$6,716

Payments to/(from) alliance partners:
Cost of products sold	$2,723	$2,129	$1,655
Marketing, selling and administrative	(58)	(28)	15
Research and development	2	56	693
Other income (net)	(731)	(1,009)	(733)

Noncontrolling interest, pretax	12	16	51

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2017	2016
Receivables – from alliance partners	$522	$903
Accounts payable – to alliance partners	878	555
Deferred income from alliances(a)	467	1,194

(a)
Includes unamortized upfront, milestone and other licensing proceeds, revenue deferrals attributed to Atripla* and undelivered elements of diabetes business divestiture proceeds. Amortization of deferred income (primarily related to alliances) was $83 million in 2017, $244 million in 2016 and $307 million in 2015.

Upfront payments for new licensing and alliance agreements (including options to license or acquire the related assets) charged to research and development expenses were $41 million in 2017, $15 million in 2016 and $619 million in 2015.

Specific information pertaining to each of our significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the income statement classification of and amounts attributable to payments between the parties.

Pfizer

BMS and Pfizer jointly develop and commercialize Eliquis, an anticoagulant discovered by BMS. Pfizer funds between 50% and 60% of all development costs depending on the study. Profits and losses are shared equally on a global basis except in certain countries where Pfizer commercializes Eliquis and pays BMS a sales based fee.

Co-exclusive license rights were granted to Pfizer in exchange for an upfront payment and potential milestone payments. Both parties assumed certain obligations to actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS manufactures the product in the alliance and is the principal in the end customer product sales in the U.S., significant countries in Europe, as well as Canada, Australia, China, Japan and South Korea. In 2015, BMS transferred full commercialization rights to Pfizer in certain smaller countries in order to simplify operations. In the transferred countries, BMS supplies the product to Pfizer at cost plus a percentage of the net sales price to end-customers.

The Company determined the rights transferred to Pfizer did not have standalone value as such rights were not sold separately by BMS or any other party, nor could Pfizer receive any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement, including the exclusive supply arrangement. As such, the global alliance was treated as a single unit of accounting and upfront proceeds and any subsequent contingent milestone proceeds are amortized over the expected period of BMS's co-promotion obligation through the market exclusivity period. BMS received $884 million in non-refundable upfront, milestone and other licensing payments related to Eliquis through December 31, 2017. Amortization of the Eliquis deferred income is included in other income as Eliquis was not a commercial product at the commencement of the alliance.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from Pfizer alliance:
Net product sales	$4,808	$3,306	$1,849
Alliance revenues	64	37	11
Total Revenues	$4,872	$3,343	$1,860

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$2,314	$1,595	$895
Other income (net) – Amortization of deferred income	(55)	(55)	(55)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2017	2016
Deferred income	$466	$521

Gilead

BMS and Gilead formed a joint venture in the U.S. and Canada and another joint venture in Europe to develop and commercialize a combination product named Atripla*, which combines BMS's Sustiva with Gilead's Truvada*. The two joint ventures are consolidated by Gilead.

In December 2017, Gilead terminated BMS's participation in the U.S. and Canada joint venture following the launch of a generic version of Sustiva by a third-party in the U.S. As a result, deferred income and alliance receivables attributed to Sustiva product held by the joint venture at December 31, 2017 was reduced by $438 million to reflect the post-termination selling price. In addition BMS is entitled to a fee equal to 55% of Atripla* U.S. net sales multiplied by the ratio of the difference in the average net selling prices of Atripla* and Truvada* to the Atripla* average net selling price in 2018. The fee is reduced to 35% in 2019 and 15% in 2020, of Atripla* U.S. net sales multiplied by the ratio described above. BMS will continue to supply Sustiva at cost plus a markup to Gilead during this three-year period unless either party elects to terminate the supply arrangement.

Prior to the termination of BMS's participation in the U.S. joint venture, both parties actively participated in a joint executive committee and various other operating committees with direct oversight over the activities of the joint venture. The joint venture purchased Sustiva and Truvada* API in bulk form from the parties and completed the finishing of Atripla*. The joint venture distributed Atripla* and was the principal in the end customer product sales. BMS recorded the bulk efavirenz component of Atripla* as alliance revenue which was based on the relative ratio of the average respective net selling prices of Truvada* and Sustiva. Alliance revenue and the related alliance receivable was not recognized until Atripla* was sold to third-party customers.

The joint venture in Europe was accounted for by BMS and continues to operate in a similar manner described above except that Gilead distributes Atripla*, is the principal in the end customer product sales and the parties no longer coordinate joint promotional activities. The European joint venture will continue until either party terminates the arrangement or the last patent expires that allows market exclusivity to Atripla*.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from Gilead alliances:
Alliance revenues	$623	$934	$1,096

Equity in net loss of affiliates	$13	$12	$17

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2017	2016
Deferred income	$—	$634

Otsuka

BMS and Otsuka co-promote Sprycel in the U.S., Japan and the EU (the Oncology Territory). Both parties actively participate in various governance committees, however, BMS has control over the decision making. BMS is responsible for the development and manufacture of the product and is also the principal in the end customer product sales. Ixempra* (ixabepilone) was included in the alliance prior to BMS's divestiture of that business in 2015. A fee is paid to Otsuka based on the following percentages of combined annual net sales of Sprycel and Ixempra* in the Oncology Territory (including post divestiture Ixempra* sales) through 2020:

% of Net Sales
$0 to $400 million	65%
$400 million to $600 million	12%
$600 million to $800 million	3%
$800 million to $1.0 billion	2%
In excess of $1.0 billion	1%

BMS also had a worldwide commercialization agreement with Otsuka, to co-develop and co-promote Abilify*, excluding certain Asian countries. The U.S. portion of the agreement expired in April 2015 and the EU portion expired in June 2014. In other countries where we had the exclusive right to sell Abilify*, expiration occurred on a country-by-country basis with the last expiration in Canada in January, 2018.

Both parties actively participated in joint executive governance and operating committees. Otsuka was responsible for providing all sales force efforts in 2013, however, BMS was responsible for certain operating expenses up to various annual limits. BMS purchased the API from Otsuka and completed the manufacturing of the product for subsequent sale to third-party customers in the U.S. and certain other countries. BMS provided other services including distribution, customer management and pharmacovigilance. BMS was the principal for the end customer product sales where it was the exclusive distributor for or had an exclusive right to sell Abilify*. Otsuka was the principal for the end customer product sales in the U.S. and in the EU. Alliance revenue was recorded for BMS's share of net sales to third-party customers in the U.S. and EU when Abilify* was shipped and all risks and rewards of ownership transferred to third-party customers.
Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from Otsuka alliances:
Net product sales	$1,814	$1,670	$1,501
Alliance revenues	7	2	604
Total Revenues	$1,821	$1,672	$2,105

Payments to/(from) Otsuka:
Cost of products sold:
Oncology fee	$299	$304	$299
Royalties	11	10	30
Cost of product supply	31	30	35

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

BMS will receive royalties through September 2018, which are included in other income when earned. The royalty rates applicable to North America are 38% on Erbitux* net sales up to $165 million in 2015, $650 million in 2016, $650 million in 2017 and $480 million in 2018, plus 20% on net sales in excess of those amounts in each of the respective years. Royalties earned were $207 million in 2017, $227 million in 2016 and $56 million in 2015.

BMS shared rights to Erbitux* in Japan under an agreement with Lilly and Merck KGaA and received 50% of the pretax profit from Merck KGaA’s net sales of Erbitux* in Japan which was further shared equally with Lilly. BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032 which is included in other income when earned. Royalties earned were $17 million in 2017, $19 million in 2016 and $14 million in 2015. As a result of the adoption of ASC 606 in the first quarter of 2018, estimated future royalties resulting from the transfer of rights to Merck KGaA will be recorded as a cumulative effect adjustment in retained earnings. Subsequent changes in estimates will be recorded in other income (net).

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from Lilly alliance:
Net product sales	$—	$—	$492
Alliance revenues	—	—	9
Total revenues	$—	$—	$501

Cost of products sold	$—	$—	$261

Other income (net):
Royalties	(224)	(246)	(70)
Divestiture loss	—	—	171

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

BMS and AstraZeneca entered into several agreements in connection with the sale, including a supply agreement, a development agreement and a transitional services agreement. Under those agreements, BMS was obligated to supply certain products; to perform ongoing development activities for certain clinical study programs; and to provide transitional services such as accounting, financial services, customer service, distribution, regulatory, development, information technology and certain other administrative services for various periods in order to facilitate the orderly transfer of the business operations.

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

Royalty rates on net sales are as follows:

	2015	2016	2017	2018	2019	2020	2021 - 2025
Onglyza* and Farxiga* Worldwide Net Sales up to $500 million	35%	27%	12%	20%	22%	25%	14%	-	20%
Onglyza* and Farxiga* Worldwide Net Sales over $500 million	7%	9%	12%	20%	22%	25%	14%	-	20%
Amylin products U.S. Net Sales	2%	2%	5%	10%	12%	12%	5%	-	10%

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

Consideration of $179 million was received in 2015 for the transfer of the Mount Vernon, Indiana manufacturing facility and related inventories resulting in a gain of $79 million for the amounts allocated to the delivered elements. Contingent consideration of $100 million was received in 2017 from AstraZeneca upon achievement of a regulatory approval milestone resulting in an additional gain.

Consideration allocated to the development and supply agreements was amortized over the applicable service periods. Amortization of deferred income attributed to the development agreement ended in December 2016 and was included in other income as the sale of these services was not considered part of BMS’s ongoing major or central operations. Amortization of deferred income attributed to the supply agreement ended in December 2017 and was recorded in alliance revenues. Revenues attributed to the supply agreement were included in alliance revenues.

Consideration for the transaction is presented for cash flow purposes based on the allocation process described above, either as an investing activity if attributed to the sale of the business or related assets or as an operating activity if attributed to the transitional services, supply arrangement or development agreement.

In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales in the U.S. to CPPIB. The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS will receive an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018. These royalties are presented in other income and were $97 million in 2017 and $134 million in 2016.

In November 2017, BMS transferred a percentage of its future royalty rights on a portion of Onglyza* and Farxiga* net product sales to Royalty Pharma. The transferred rights represent approximately 20% to 25% of potential future royalties BMS is entitled to for those products in 2020 to 2025. In exchange for the transfer, BMS will receive an additional tiered-based royalty on Onglyza* and Farxiga* net product sales from Royalty Pharma in 2018 and 2019, which will be presented in other income when earned.

Summarized financial information related to the AstraZeneca alliances was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from AstraZeneca alliances:
Net product sales	$6	$—	$14
Alliance revenues	125	129	182
Total Revenues	$131	$129	$196

Other income (net):
Amortization of deferred income	—	(113)	(105)
Royalties	(228)	(227)	(215)
Transitional services	(12)	(7)	(12)
Divestiture gain	(126)	—	(82)

Selected Alliance Cash Flow Information:
Deferred income	—	19	34
Divestiture and other proceeds	302	216	374

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2017	2016
Deferred income – Services not yet performed for AstraZeneca	$—	$38

Sanofi

BMS and Sanofi have co-development and co-commercialization agreements for Plavix* and Avapro*/Avalide*. Effective January 1, 2013, Sanofi assumed essentially all of the worldwide operations of the alliance with the exception of Plavix* in the U.S. and Puerto Rico where BMS is the operating partner with a 50.1% controlling interest. In exchange for the rights transferred to Sanofi, BMS receives quarterly royalties from January 1, 2013 until December 31, 2018 and a terminal payment from Sanofi of $200 million at the end of 2018. As a result of the adoption of ASC 606 in 2018, future royalties will no longer be recorded in alliance revenues and will be recorded as a cumulative effect adjustment in the first quarter of 2018 with a corresponding contract asset. In addition, a portion of the terminal payment will be recorded as a cumulative effect adjustment in the first quarter of 2018 with a corresponding contract asset.

Royalties received from Sanofi in the territory covering the Americas and Australia, opt-out markets, and former development royalties are presented in alliance revenues and were $200 million in 2017, $195 million in 2016 and $211 million in 2015. Royalties attributed to the territory covering Europe and Asia continue to be earned by the territory partnership and are included in equity in net income of affiliates. Alliance revenues attributed to the supply of irbesartan API to Sanofi were $80 million in 2015.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from Sanofi alliances:
Net product sales	$27	$38	$110
Alliance revenues	207	200	296
Total Revenues	$234	$238	$406

Payments to/(from) Sanofi:
Equity in net income of affiliates	(95)	(95)	(104)
Noncontrolling interest – pretax	12	16	51

The following is summarized financial information for interests in the partnerships with Sanofi for the territory covering Europe and Asia, which are not consolidated but are accounted for using the equity method:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Net sales	$231	$235	$257
Gross profit	192	195	213
Net income	189	192	209

Ono

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments.

BMS and Ono jointly develop and commercialize Opdivo, Yervoy and several BMS investigational compounds in Japan, South Korea and Taiwan. BMS is responsible for supply of the products. Profits, losses and development costs are shared equally for all combination therapies involving compounds of both parties. Otherwise, sharing is 80% and 20% for activities involving only one of the party’s compounds.

BMS and Ono also jointly develop and commercialize Orencia in Japan. BMS is responsible for the order fulfillment and distribution of the intravenous formulation and Ono is responsible for the subcutaneous formulation. Both formulations are jointly promoted by both parties with assigned customer accounts and BMS is responsible for the product supply. A co-promotion fee of 60% is paid when a sale is made to the other party’s assigned customer.

In 2017, Ono granted BMS an exclusive license for the development and commercialization of ONO-4578, Ono’s Prostaglandin E2 receptor 4 antagonist. BMS acquired worldwide rights except in Japan, South Korea, and Taiwan where it was added to the existing collaboration and in China and ASEAN countries where Ono retained exclusive rights. BMS paid $40 million to Ono, which was included in R&D expense in 2017. Ono is eligible to receive subsequent clinical, regulatory and sales-based milestone payments of up to $480 million and royalties in countries where BMS has exclusive licensing rights.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from Ono alliances:
Net product sales	$145	$147	$113
Alliance revenues	268	280	61
Total Revenues	$413	$427	$174

AbbVie

BMS was granted exclusive global rights to co-develop and commercialize Empliciti, a humanized monoclonal antibody for the treatment of multiple myeloma from PDL BioPharma, Inc. (now part of AbbVie). AbbVie currently participates in joint development and U.S. commercialization committees in which BMS has final decision making authority. Both parties jointly develop the product and AbbVie funds 20% of global development costs. BMS is solely responsible for supply, distribution and sales and marketing activities and is the principal in the end customer product sales. AbbVie shares 30% of all profits and losses in the U.S. and is paid tiered royalties outside of the U.S. BMS paid AbbVie $140 million for certain regulatory milestone events including $52 million for approval milestones through December 31, 2017. AbbVie is also entitled to receive an additional $120 million if certain regulatory events occur and $200 million if certain sales thresholds are achieved. The agreement may be terminated immediately by BMS or by either party for material breaches (subsequent to a notice period).

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Revenues from AbbVie alliance:
Net product sales	$150	$132	$3

Payments to/(from) AbbVie:
Cost of products sold – Profit sharing	$41	$34	$1

F-Star Alpha

In October 2014, BMS acquired an exclusive option to purchase F-Star Alpha and its lead asset FS102, an anti-HER2 antibody fragment, in development for the treatment of breast and gastric cancer among a well-defined population of HER2-positive patients. In 2017, BMS discontinued development of FS102 and did not exercise its option, resulting in an IPRD charge of $75 million included in R&D expense and attributed to noncontrolling interest.
Promedior

In September 2015, BMS purchased a warrant that gives BMS the exclusive right to acquire Promedior, a biotechnology company whose lead asset, PRM-151, is being developed for the treatment of IPF and MF. The warrant is exercisable upon delivery of Phase II data following either of the IPF or MF Phase II clinical studies being directed by Promedior. The upfront payment allocated to the warrant was $84 million and included in R&D expenses in 2015. The remaining $66 million of the $150 million upfront payment was allocated to Promedior’s obligation to complete the Phase II studies which was amortized over the expected period of the Phase II studies. The allocation was determined using Level 3 inputs. BMS is obligated to pay an additional $250 million, plus additional aggregate consideration of up to $850 million for contingent development and regulatory approval milestone payments in the U.S. and Europe if it exercises the warrant.

Five Prime

In November 2015, BMS and Five Prime entered into an exclusive worldwide licensing and collaboration agreement for the development and commercialization of Five Prime’s CSF1R antibody program, including cabiralizumab, currently in Phase I and II development for IO indications and Phase II development for PVNS. Five Prime is responsible for the completion of a Phase I study combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. BMS is responsible for development, manufacturing and commercialization activities. Five Prime may conduct certain studies at its cost to develop cabiralizumab in PVNS and in combination with its own internal oncology pipeline assets. Five Prime also retained an option to co-promote in the U.S. The agreement replaces a previous clinical collaboration agreement between the two parties.

In consideration for licensing rights, BMS made an upfront payment of $350 million in 2015 which was included in R&D expense. BMS will also be committed to pay up to $1.4 billion upon the achievement of contingent development and regulatory milestones as well as future royalties if the product is approved and commercialized.

Reckitt

In May 2013, BMS transferred to Reckitt the right to sell, distribute and market several OTC brands sold primarily in Mexico and Brazil through May 2016. BMS received royalties on net sales of the products and exclusively supplied certain of the products to Reckitt pursuant to a supply agreement at cost plus a markup. Certain limited assets, including marketing authorizations and certain employees directly attributed to the business, were transferred to Reckitt at the start of the alliance period. BMS retained ownership of all other assets related to the business including the trademarks covering the products.

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2016	2015
Revenues from Reckitt alliance:
Alliance revenues	$48	$140

Other income (net) – Divestiture gain	(277)	—

Selected Alliance Cash Flow Information:
Other changes in operating assets and liabilities	$—	$(129)
Divestiture and other proceeds	317	—

The Medicines Company

In February 2013, BMS transferred to The Medicines Company the right to sell, distribute and market Recothrom* on a global basis for two years. Certain employees directly attributed to the business and certain assets were transferred to The Medicines Company at the start of the alliance period, including the Biologics License Application and related regulatory assets. BMS retained all other assets related to Recothrom* including the patents, trademarks and inventory.

BMS also granted The Medicines Company an option to acquire the patents, trademarks, inventory and certain other assets exclusively related to Recothrom* at a price determined based on a multiple of sales (plus the cost of any remaining inventory held by BMS at that time). The Medicines Company exercised the option in February 2015 and acquired the business for $132 million resulting in a $59 million divestiture gain.

Valeant

In October 2012, BMS transferred to PharmaSwiss SA, a wholly-owned subsidiary of Valeant the right to sell, distribute, and market the certain mature brand products in Europe through December 31, 2014.

BMS also granted Valeant an option to acquire the trademarks and intellectual property exclusively related to the products at a price determined based on a multiple of sales. Valeant exercised the option in January 2015 and acquired the business for $61 million resulting in an $88 million divestiture gain.

Note 4. ACQUISITIONS, DIVESTITURES AND LICENSING ARRANGEMENTS

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

Dollars in Millions	Year	Upfront Payment	R&D Expense	Deferred Tax Assets(a)	Contingent Consideration
IFM(b)	2017	$325	$311	$14	$2,020

Cormorant	2016	35	35	—	485
Padlock	2016	150	139	11	453
		$185	$174	$11	$938

Cardioxyl	2015	$200	$167	$33	$1,875
Flexus(c)	2015	814	800	14	450
		$1,014	$967	$47	$2,325

(a)	Relates to net operating loss and tax credit carryforwards.

(b)	Includes $25 million for certain negotiation rights to collaborate, license or acquire an NLRP3 antagonist program from a newly formed entity established by the former shareholders of IFM.
(c) Includes $14 million of acquisition costs.

IFM
In 2017, BMS acquired all of the outstanding shares of IFM, a private biotechnology company focused on developing therapies that modulate novel targets in the innate immune system to treat cancer, autoimmunity and inflammatory diseases. The acquisition provided BMS with full rights to IFM's preclinical STING and NLRP3 agonist programs focused on enhancing the innate immune response for treating cancer. Contingent consideration includes development, regulatory and sales-based milestone payments. BMS may pay up to $555 million in additional contingent milestones for any subsequent products selected from IFM's preclinical STING and NLRP3 agonist programs which is not included in the contingent consideration amount in the table above.

Cormorant
In 2016, BMS acquired all of the outstanding shares of Cormorant, a private pharmaceutical company focused on the development of therapies for cancer and rare diseases. The acquisition provided BMS with full rights to Cormorant's lead candidate HuMax-IL8, a Phase I/II monoclonal antibody that represents a potentially complementary immuno-oncology mechanism of action to T-cell directed antibodies and co-stimulatory molecules. Contingent consideration includes development and regulatory milestone payments.

Padlock
In 2016, BMS acquired all of the outstanding shares of Padlock, a private biotechnology company dedicated to creating new medicines to treat destructive autoimmune diseases. The acquisition provided BMS with full rights to Padlock’s PAD inhibitor discovery program focused on the development of potentially transformational treatment approaches for patients with rheumatoid arthritis. Padlock’s PAD discovery program may have additional utility in treating systemic lupus erythematosus and other autoimmune diseases. Contingent consideration includes development and regulatory milestone payments.

Cardioxyl
In 2015, BMS acquired all of the outstanding shares of Cardioxyl, a private biotechnology company focused on the discovery and development of novel therapeutic agents for cardiovascular disease. The acquisition provided BMS with full rights to CXL-1427, a nitroxyl prodrug in Phase II development for acute decompensated heart failure. Contingent consideration includes development, regulatory and sales-based milestone payments, of which $100 million was included in R&D expense in 2017 following the commencement of a Phase II clinical study.

Flexus
In 2015, BMS acquired all of the outstanding shares of Flexus, a private biotechnology company focused on the discovery and development of novel anti-cancer therapeutics. The acquisition provided BMS with full rights to F001287, a preclinical small molecule IDO1-inhibitor targeted immunotherapy. In addition, BMS acquired Flexus's IDO/TDO discovery program which includes its IDO-selective, IDO/TDO dual and TDO-selective compounds. Contingent consideration includes development and regulatory milestone payments of which $350 million and $100 million were included in R&D expense in 2017 and 2016, respectively, following the commencement of Phase I, Phase II, and Phase III clinical studies.

Divestitures

	Proceeds(a)			Divestiture (Gains) / Losses			Royalty (Income)
Dollars in Millions	2017	2016	2015	2017	2016	2015	2017	2016	2015
Investigational HIV medicines	$—	$387	$—	$(11)	$(272)	$—	$—	$—	$—
OTC brands (Reckitt)	—	317	—	—	(277)	—	—	—	—
Diabetes	405	333	374	(126)	—	(82)	(329)	(361)	(215)
Erbitux*	218	252	9	—	—	171	(224)	(246)	(70)
Recothrom*	—	—	132	—	—	(59)	—	—	—
Mature brand products (Valeant)	—	—	61	—	—	(88)	—	—	—
Ixempra*	4	13	113	—	—	(88)	(4)	(11)	(8)
Other	24	15	8	(24)	(15)	(48)	—	—	—
	$651	$1,317	$697	$(161)	$(564)	$(194)	$(557)	$(618)	$(293)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

SK Biotek
In 2017, BMS sold its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek for approximately $165 million, subject to certain adjustments. Initial proceeds of $158 million were received in the first quarter of 2018. The transaction was accounted for as the sale of a business. The divestiture includes the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations. The assets were reduced to their estimated relative fair value after considering the purchase price resulting in an impairment charge of $146 million that was included in cost of products sold. SK Biotek will provide certain manufacturing services for BMS through 2022.

ViiV Healthcare
In 2016, BMS sold its investigational HIV medicines business consisting of a number of R&D programs at different stages of discovery and development to ViiV Healthcare. BMS received $350 million and is also entitled to receive from ViiV Healthcare contingent development and regulatory milestone payments of up to $1.1 billion, sales-based milestone payments of up to $4.3 billion and future tiered royalties. BMS earned transitional fees of $10 million and $105 million for certain R&D and other services in 2017 and 2016, respectively.

Other Divestitures
Refer to "—Note 3. Alliances" for a discussion on the divestiture transactions with Reckitt, Lilly, The Medicines Company, Valeant and AstraZeneca. Revenues and pretax earnings related to all divestitures were not material in 2017, 2016 and 2015 (excluding the divestiture gains and impairment charges).

Assets Held-For-Sale
In 2017, BMS agreed to sell a R&D facility in Wallingford, Connecticut. The transaction is expected to close in the first quarter of 2018 and will be accounted for as a sale of an asset. The asset was accounted for as held-for-sale as of December 31, 2017 and reduced to its estimated relative fair value resulting in an impairment charge of $79 million that was included in R&D expense.

Licensing Arrangements
Halozyme
In 2017, BMS and Halozyme entered into a global collaboration and license agreement to develop subcutaneously administered BMS IO medicines using Halozyme's ENHANZE* drug-delivery technology. This technology may allow for more rapid delivery of large volume injectable medications through subcutaneous delivery. BMS paid $105 million to Halozyme for access to the technology which was included in R&D expense. BMS designated multiple IO targets, including PD-1, to develop using the ENHANZE* technology and has an option to select additional targets within five years from the effective date up to a maximum of 11 targets. BMS may pay up to an additional $160 million in achieved contingent development, regulatory and sales-based milestones for each of the nominated collaboration targets, additional milestone payments for combination products and future royalties on sales of products using the ENHANZE* technology.
CytomX
In 2017, BMS expanded its strategic collaboration with CytomX to discover novel therapies using CytomX’s proprietary Probody platform. As part of the original May 2014 collaboration to discover, develop and commercialize Probody therapeutics, BMS selected four oncology targets, including CTLA-4. Pursuant to the expanded agreement, CytomX granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to eight additional targets. BMS paid CytomX $75 million for the rights to the initial four targets which was expensed as R&D prior to 2017. BMS paid $200 million to CytomX for access to the additional targets which was included in R&D expense in 2017. BMS will also reimburse CytomX for certain research costs over the collaboration period, pay contingent development, regulatory and sales based milestones up to $448 million if achieved for each collaboration target and future royalties.
Biogen
In 2017, BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy. Biogen paid $300 million to BMS which was included in other income. BMS is also entitled to contingent development, regulatory and sales-based milestone payments of up to $410 million if achieved and future royalties. BMS originally acquired the rights to this compound in 2014 through its acquisition of iPierian. Biogen assumed all of BMS’s remaining obligations to the former stockholders of iPierian.
Roche
In 2017, BMS out-licensed to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy. Roche paid $170 million to BMS which was included in other income. BMS is also entitled to contingent development and regulatory milestone payments of up to $205 million if achieved and future royalties.

Note 5. OTHER INCOME (NET)
Other income (net) includes:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Interest expense	$196	$167	$184
Investment income	(154)	(105)	(101)
Provision for restructuring	293	109	118
Litigation and other settlements	(487)	47	159
Equity in net income of affiliates	(75)	(77)	(83)
Divestiture gains	(164)	(576)	(196)
Royalties and licensing income	(1,351)	(719)	(383)
Transition and other service fees	(37)	(238)	(122)
Pension charges	162	91	160
Intangible asset impairment	—	15	13
Equity investment impairment	5	45	—
Written option adjustment	—	—	(123)
Loss on debt redemption	109	—	180
Other	(16)	(44)	7
Other income (net)	$(1,519)	$(1,285)	$(187)

•
Litigation and other settlements includes BMS's share of a patent-infringement settlement of $481 million related to Merck's PD-1 antibody Keytruda* in 2017 and $90 million in 2015 for a contractual dispute related to a license.

•	Royalties and licensing income includes upfront licensing fees of $470 million from Biogen and Roche in 2017.

•	Transition and other service fees were primarily related to the divestiture of the diabetes and investigational HIV medicines businesses.

•	Written option adjustment includes the change in fair value of the written option liability attributed to the Reckitt alliance.

•
Other includes an unrealized foreign exchange loss of $52 million in 2015 resulting from the remeasurement of the Bolivar-denominated cash and other monetary balances of BMS’s wholly-owned subsidiary in Venezuela as of December 31, 2015.

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model and expects to incur charges in connection with employee workforce reductions and early site exits. The majority of charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion, and consist of employee termination benefit costs, contract termination costs, accelerated depreciation, impairment charges and other site exit costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $800 million have been recognized for these actions since the announcement including an impairment charge for a small molecule manufacturing operation in Swords, Ireland. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Other restructuring charges in addition to the above actions recognized prior were primarily related to specialty care transformation initiatives designed to create a more simplified organization across all functions and geographic markets. In addition, accelerated depreciation and other charges were incurred in connection with the expected early exits of a small molecule manufacturing site in Cruiserath, Ireland and a R&D facility in Wallingford, Connecticut. Refer to "—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for further information.

Employee workforce reductions were approximately 1,900 in 2017, 1,100 in 2016 and 1,200 in 2015.

The following tables summarize the charges and activity related to the restructuring actions:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Employee termination costs	$267	$97	$110
Other termination costs	26	12	8
Provision for restructuring	293	109	118
Accelerated depreciation	289	72	104
Asset impairments	241	13	1
Other shutdown costs	3	19	10
Total charges	$826	$213	$233

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Cost of products sold	$149	$21	$84
Marketing, selling and administrative	1	—	—
Research and development	383	83	31
Other income (net)	293	109	118
Total charges	$826	$213	$233

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Liability at January 1	$114	$125	$156
Charges	319	116	133
Change in estimates	(26)	(7)	(15)
Provision for restructuring	293	109	118
Foreign currency translation	18	—	(15)
Spending	(239)	(120)	(134)
Liability at December 31	$186	$114	$125
Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Current:
U.S.	$2,782	$1,144	$337
Non-U.S.	364	468	456
Total Current	3,146	1,612	793
Deferred:
U.S.	1,063	(101)	(394)
Non-U.S.	(53)	(103)	47
Total Deferred	1,010	(204)	(347)
Total Provision	$4,156	$1,408	$446

Effective Tax Rate

The reconciliation of the effective tax/(benefit) rate to the U.S. statutory Federal income tax rate was:

	% of Earnings Before Income Taxes
Dollars in Millions	2017		2016		2015
Earnings/(Loss) before income taxes:
U.S.	$2,280		$3,100		$(1,329)
Non-U.S.	2,851		2,815		3,406
Total	$5,131		$5,915		$2,077
U.S. statutory rate	1,796	35.0%	2,070	35.0%	727	35.0%
Deemed repatriation transition tax	2,611	50.9%	—	—	—	—
Deferred tax remeasurement	285	5.6%	—	—	—	—
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(561)	(10.9)%	(442)	(7.5)%	(535)	(25.8)%
U.S. Federal valuation allowance release	—	—	(29)	(0.5)%	(84)	(4.0)%
U.S. Federal, state and foreign contingent tax matters	72	1.4%	87	1.5%	56	2.7%
U.S. Federal research based credits	(144)	(2.8)%	(144)	(2.4)%	(132)	(6.4)%
Goodwill allocated to divestitures	4	0.1%	34	0.6%	25	1.2%
U.S. Branded Prescription Drug Fee	52	1.0%	52	0.9%	44	2.1%
Non-deductible R&D charges	266	5.2%	100	1.7%	369	17.8%
Puerto Rico excise tax	(131)	(2.6)%	(131)	(2.2)%	(55)	(2.7)%
Domestic manufacturing deduction	(78)	(1.5)%	(122)	(2.1)%	(17)	(0.8)%
State and local taxes (net of valuation allowance)	77	1.5%	23	0.4%	16	0.8%
Foreign and other	(93)	(1.9)%	(90)	(1.6)%	32	1.6%
	$4,156	81.0%	$1,408	23.8%	$446	21.5%

New tax reform legislation in the U.S. was enacted on December 22, 2017 known as the Tax Cuts and Jobs Act of 2017 (the Act). The Act moves from a worldwide tax system to a quasi-territorial tax system and comprises broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. tax rate from 35% to 21%; (2) adding a deemed repatriation transition tax on certain foreign earnings and profits; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) including certain income of controlled foreign companies in U.S. taxable income; (5) creating a new minimum tax referred to as a base erosion anti-abuse income tax; (6) limiting certain research-based credits; and (7) eliminating the domestic manufacturing deduction.

Although many aspects of the Act are not effective until 2018, additional tax expense of $2.9 billion was recognized in the fourth quarter of 2017 upon enactment of the Act. The additional expense included a $2.6 billion one-time deemed repatriation transition tax on previously untaxed post-1986 foreign earnings and profits (including related tax reserves). Those earnings were effectively taxed at a 15.5% rate to the extent that the specified foreign corporations held cash and certain other assets and an 8.0% rate on the remaining earnings and profits. The remaining additional tax expense included an adjustment to measure net deferred tax assets at the new U.S. tax rate of 21%.

The accounting for the reduction of deferred tax assets to the 21% tax rate is complete. The tax charge for the deemed repatriation tax is incomplete, but was recorded as a provisional amount as we were able to make a reasonable estimate of this tax. The provisional amounts may change when completed in 2018 upon finalizing untaxed post-1986 foreign earnings and profits and related cash and certain eligible assets of the specified foreign corporations. The provisional amounts may also change if additional guidance of the relevant tax code is released.

Earnings for certain of our manufacturing operations in low tax jurisdictions, such as Switzerland, Ireland and Puerto Rico, were indefinitely reinvested prior to the enactment of the Act. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

As a result of the transition tax under the Act, the Company is no longer indefinitely reinvested with respect to its undistributed earnings from foreign subsidiaries and has provided a deferred tax liability or foreign and state income and withholding tax that would apply. The Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its foreign subsidiaries. A determination of the deferred tax liability with respect to this basis difference is not practicable.

Valuation allowances attributed to capital loss carryforwards were released in 2015 following the divestiture of Recothrom*, Ixempra* and other mature brands. Goodwill allocated to business divestitures as well as the U.S. Branded Prescription Drug Fee are not deductible for tax purposes.

R&D charges primarily from acquisition related and milestone payments to former shareholders are not deductible for tax purposes. These include Flexus, Cardioxyl and IFM in 2017; Flexus, Padlock and Cormorant in 2016; and Flexus and Cardioxyl in 2015.

Puerto Rico imposes an excise tax on the gross company purchase price of goods sold from our manufacturer in Puerto Rico. The excise tax is recognized in cost of products sold when the intra-entity sale occurs. For U.S. income tax purposes, the excise tax is not deductible but results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Increased manufacturing activities for Opdivo resulted in the higher domestic manufacturing deduction in 2016 compared to 2015.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2017	2016
Deferred tax assets
Foreign net operating loss carryforwards	$2,872	$2,945
State net operating loss and credit carryforwards	143	114
U.S. Federal net operating loss and credit carryforwards	99	156
Deferred income	212	764
Milestone payments and license fees	386	534
Pension and postretirement benefits	131	358
Intercompany profit and other inventory items	651	1,241
Other foreign deferred tax assets	312	188
Share-based compensation	60	114
Internal transfer of intellectual property	—	629
Other	280	308
Total deferred tax assets	5,146	7,351
Valuation allowance	(2,827)	(3,078)
Deferred tax assets net of valuation allowance	2,319	4,273

Deferred tax liabilities
Depreciation	(11)	(125)
Acquired intangible assets	(216)	(344)
Goodwill and other	(527)	(855)
Total deferred tax liabilities	(754)	(1,324)
Deferred tax assets, net	$1,565	$2,949

Recognized as:
Deferred income taxes – non-current	$1,610	$2,996
Income taxes payable – non-current	(45)	(47)
Total	$1,565	$2,949

The adoption of amended guidance for intra-entity transfers of assets other than inventory resulted in net reductions to prepaid and deferred tax assets pertaining to pre-2017 internal transfers of intellectual property of $787 million and were adjusted through retained earnings as a cumulative effect of an accounting change. Additionally, amended guidance for share-based payment transactions was adopted in 2017 and net excess tax benefits of $39 million were recognized prospectively as a reduction of tax expense rather than capital in excess of par value of stock. The tax benefit realized as a result of stock related compensation credited to capital in excess of par value of stock was $92 million in 2016 and $147 million in 2015. The adoption of amended guidance for both items reduced the effective tax rate by 2.4% in the year ended December 31, 2017. Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for more information.

The U.S. Federal net operating loss carryforwards were $317 million at December 31, 2017. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2018 (certain amounts have unlimited lives).

At December 31, 2017, a valuation allowance of $2,827 million was established for the following items: $2,654 million primarily for foreign net operating loss and tax credit carryforwards, $129 million for state deferred tax assets including net operating loss and tax credit carryforwards, $10 million for U.S. Federal net operating loss carryforwards and $34 million for other U.S. Federal deferred tax assets.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Balance at beginning of year	$3,078	$3,534	$4,259
Provision	50	39	71
Utilization	(335)	(355)	(436)
Foreign currency translation	341	(142)	(366)
Acquisitions	2	2	6
Non U.S. rate change	(309)	—	—
Balance at end of year	$2,827	$3,078	$3,534

Income tax payments were $546 million in 2017, $2.0 billion in 2016 and $577 million in 2015.

Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns that are filed are subject to examination by various Federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. Liabilities are established for possible assessments by tax authorities resulting from known tax exposures including, but not limited to, transfer pricing matters, tax credit deductibility of certain expenses, and deemed repatriation transition tax. Such liabilities represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known. The effect of changes in estimates related to contingent tax liabilities is included in the effective tax rate reconciliation above.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Balance at beginning of year	$995	$944	$934
Gross additions to tax positions related to current year	173	49	52
Gross additions to tax positions related to prior years	30	49	56
Gross additions to tax positions assumed in acquisitions	—	1	1
Gross reductions to tax positions related to prior years	(22)	(22)	(34)
Settlements	(20)	(13)	(46)
Reductions to tax positions related to lapse of statute	(13)	(4)	(9)
Cumulative translation adjustment	12	(9)	(10)
Balance at end of year	$1,155	$995	$944

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,002	$854	$671
Accrued interest	148	112	93
Accrued penalties	15	17	16

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

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2017 could decrease in the range of approximately $255 million to $315 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2017
Canada	2006 to 2017
France	2014 to 2017
Germany	2007 to 2017
Italy	2016 to 2017
Mexico	2011 to 2017
Note 8. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2017	2016	2015
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,007	$4,457	$1,565

Weighted-average common shares outstanding - basic	1,645	1,671	1,667
Incremental shares attributable to share-based compensation plans	7	9	12
Weighted-average common shares outstanding - diluted	1,652	1,680	1,679

Earnings per share - basic	$0.61	$2.67	$0.94
Earnings per share - diluted	$0.61	$2.65	$0.93
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

Level 3 unobservable inputs are used when little or no market data is available. There were no Level 3 financial assets or liabilities as of December 31, 2017 and 2016.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2017		December 31, 2016
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - Money market and other securities	$—	$4,728	$—	$3,532
Marketable securities:
Certificates of deposit	—	141	—	27
Commercial paper	—	50	—	750
Corporate debt securities	—	3,548	—	3,947
Equity funds	—	124	—	101
Fixed income funds	—	8	—	7
Derivative assets	—	13	—	75
Equity investments	67	—	24	—
Derivative liabilities	—	(52)	—	(30)

Equity investments not measured at fair value at year end and excluded from the above table were limited partnerships and other equity method investments of $66 million in 2017 and $37 million in 2016 and other equity investments without readily determinable fair values of $152 million in 2017 and $8 million in 2016. These amounts are included in Other assets.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

	December 31, 2017				December 31, 2016
Dollars in Millions	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Certificates of deposit	$141	$—	$—	$141	$27	$—	$—	$27
Commercial paper	50	—	—	50	750	—	—	750
Corporate debt securities	3,555	3	(10)	3,548	3,945	10	(8)	3,947
Equity investments	31	37	(1)	67	31	—	(7)	24
	$3,777	$40	$(11)	$3,806	$4,753	$10	$(15)	$4,748

Financial assets measured using the fair value option
Equity and fixed income funds(a)				132				108
Total				$3,938				$4,856

Dollars in Millions	December 31, 2017	December 31, 2016
Current marketable securities	$1,391	$2,113
Non-current marketable securities(b)	2,480	2,719
Other assets(c)	67	24
Total	$3,938	$4,856

(a)	The fair value option for financial assets was elected for investments in equity and fixed income funds and are included in current marketable securities. Changes in fair value were not significant.

(b)	All non-current marketable securities mature within five years as of December 31, 2017 and 2016.

(c)	Includes equity investments.

Qualifying Hedges and Non-Qualifying Derivatives
The following summarizes the fair value of outstanding derivatives:

	December 31, 2017				December 31, 2016
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$755	$(6)	$750	$1	$755	$(3)
Forward starting interest rate swap contracts	—	—	—	—	500	8	250	(11)
Foreign currency forward contracts	944	12	489	(9)	967	66	198	(9)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	206	1	1,369	(37)	106	—	360	(7)

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchase transactions and certain other foreign currency transactions. The effective portion of changes in fair value for contracts designated as cash flow hedges are temporarily reported in accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gains on foreign currency forward contracts are expected to be reclassified to net earnings (primarily included in cost of products sold) within the next two years. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($1,904 million) and Japanese yen ($311 million) at December 31, 2017.

In 2015, BMS entered into $750 million of forward starting interest rate swap contracts maturing in March 2017 to hedge the variability of probable forecasted interest expense associated with potential future issuances of debt. BMS terminated the forward starting interest rate swap contracts in 2017 and the proceeds and related gain were not material. The contracts were designated as cash flow hedges with the effective portion of fair value changes included in other comprehensive income.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1,127 million) at December 31, 2017 are designated to hedge the foreign currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long term debt. The effective portion of foreign exchange loss on the remeasurement of euro debt was $134 million in 2017 and a gain of $48 million, and $80 million in 2016 and 2015, respectively, and were recorded in the foreign currency translation component of accumulated other comprehensive loss with the related offset in long-term debt.

Fair Value Hedges — Fixed-to-floating interest rate swap contracts are designated as fair value hedges used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (1.56% as of December 31, 2017) plus an interest rate spread ranging from 0.3% to 4.6%. When the underlying swap is terminated prior to maturity, the fair value basis adjustment to the underlying debt instrument is amortized as a reduction to interest expense over the remaining life of the debt.

The notional amount of fixed-to-floating interest rate swap contracts executed was $255 million in 2016. The notional amount of fixed-to-floating interest rate swap contracts terminated was $500 million in 2016 and $147 million in 2015 generating proceeds of $43 million in 2016 and $28 million in 2015 (including accrued interest). Additional contracts were terminated in connection with debt redemptions in 2015.

Debt Obligations

Short-term debt obligations include:

	December 31,
Dollars in Millions	2017	2016
Commercial paper	$299	$—
Non-U.S. short-term borrowings	512	109
Other	176	134
Current portion of long-term debt	—	749
Total	$987	$992

The average amount of commercial paper outstanding was $389 million at a weighted-average interest rate of 1.17% during 2017. The maximum amount of commercial paper outstanding was $1.3 billion with $299 million outstanding borrowings at December 31, 2017. There were no commercial paper borrowings in 2016.

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2017	2016
Principal Value:
0.875% Notes due 2017	$—	$750
1.750% Notes due 2019	500	500
1.600% Notes due 2019	750	—
2.000% Notes due 2022	750	750
7.150% Notes due 2023	302	302
3.250% Notes due 2023	500	500
1.000% Euro Notes due 2025	682	601
6.800% Notes due 2026	256	256
3.250% Notes due 2027	750	—
1.750% Euro Notes due 2035	682	601
5.875% Notes due 2036	287	404
6.125% Notes due 2038	230	278
3.250% Notes due 2042	500	500
4.500% Notes due 2044	500	500
6.875% Notes due 2097	87	260
0% - 5.75% Other - maturing 2018 - 2024	59	59
Subtotal	6,835	6,261

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(6)	(2)
Unamortized basis adjustment from swap terminations	227	287
Unamortized bond discounts and issuance costs	(81)	(81)
Total	$6,975	$6,465

Current portion of long-term debt	$—	$749
Long-term debt	6,975	5,716

The fair value of long-term debt was $7.5 billion and $6.9 billion at December 31, 2017 and 2016, respectively, and was estimated using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Senior unsecured notes were issued in registered public offerings in 2017 and 2015. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable in whole or in part, at any time at a predetermined redemption price. BMS also terminated forward starting interest rate swap contracts entered into during 2015, resulting in an unrealized loss in other comprehensive income. The following table summarizes the issuance of long-term debt obligations in 2017 and 2015 (none in 2016):

	2017	2015
Amounts in Millions	U.S. dollars	Euro	U.S. dollars
Principal Value:
1.600% Notes due 2019	$750	€—	$—
1.000% Euro Notes due 2025	—	575	643
3.250% Notes due 2027	750	—	—
1.750% Euro Notes due 2035	—	575	643
Total	$1,500	€1,150	$1,286

Proceeds net of discount and deferred loan issuance costs	$1,488	€1,133	$1,268

Forward starting interest rate swap contracts terminated:
Notional amount	$750	€500	$559
Realized gain	6	—	—
Unrealized loss	(2)	(16)	(18)

BMS repaid $750 million of 0.875% Notes at maturity in 2017. The following summarizes the debt redemption activity for 2017 and 2015 (none in 2016):

Dollars in Millions	2017	2015
Principal amount	$337	$1,624
Carrying value	366	1,795
Debt redemption price	474	1,957
Notional amount of interest rate swap contracts terminated	—	735
Interest rate swap termination payments	—	11
Loss on debt redemption(a)	109	180

(a)	Including acceleration of debt issuance costs, loss on interest rate lock contract and other related fees.

Interest payments were $215 million in 2017, $191 million in 2016 and $205 million in 2015 net of amounts received from interest rate swap contracts.

We currently have three separate revolving credit facilities totaling $5.0 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364 day $2.0 billion facility expires in March 2018 and our two $1.5 billion facilities were extended to October 2021 and July 2022. Our two $1.5 billion, five-year facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at December 31, 2017 or 2016.

Available financial guarantees provided in the form of stand-by letters of credit and performance bonds were $704 million at December 31, 2017. Stand-by letters of credit are issued through financial institutions in support of guarantees for various obligations. Performance bonds are issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions. A significant majority of the outstanding financial guarantees will expire within the year and are not expected to be funded.

Note 10. RECEIVABLES

	December 31,
Dollars in Millions	2017	2016
Trade receivables	$4,599	$3,948
Less charge-backs and cash discounts	(209)	(126)
Less bad debt allowances	(43)	(48)
Net trade receivables	4,347	3,774
Alliance receivables	522	903
Prepaid and refundable income taxes	691	627
Royalties, VAT and other	740	239
Receivables	$6,300	$5,543

Non-U.S. receivables sold on a nonrecourse basis were $637 million in 2017, $618 million in 2016, and $476 million in 2015. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented 65% and 66% of total trade receivables at December 31, 2017 and 2016, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2017	2016	2015
Balance at beginning of year	$174	$122	$93
Provision	2,090	1,613	1,059
Utilization	(2,015)	(1,561)	(1,030)
Other	3	—	—
Balance at end of year	$252	$174	$122
Note 11. INVENTORIES

	December 31,
Dollars in Millions	2017	2016
Finished goods	$384	$310
Work in process	931	988
Raw and packaging materials	273	264
Inventories	$1,588	$1,562

Inventories	$1,166	$1,241
Other assets	422	321

Other assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT AND LEASES

	December 31,
Dollars in Millions	2017	2016
Land	$100	$107
Buildings	4,848	4,930
Machinery, equipment and fixtures	3,059	3,287
Construction in progress	980	849
Gross property, plant and equipment	8,987	9,173
Less accumulated depreciation	(3,986)	(4,193)
Property, plant and equipment	$5,001	$4,980

Depreciation expense was $682 million in 2017, $448 million in 2016 and $500 million in 2015.

Gross property, plant and equipment of $475 million ($85 million net of accumulated depreciation) was reclassified to assets held-for-sale at December 31, 2017 as a result of the pending sale of a R&D facility in Wallingford, Connecticut. Refer to "—Note 4. Acquisitions, Divestitures and Licensing Arrangements" for additional information.

Annual minimum rental commitments for non-cancelable operating leases (primarily real estate and motor vehicles) are approximately $100 million in each of the next five years and an aggregate $300 million thereafter. Operating lease expense was approximately $120 million in 2017, $145 million in 2016 and $140 million in 2015. Sublease income and capital lease obligations were not material for all periods presented.
Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

		December 31,
Dollars in Millions	Estimated Useful Lives	2017	2016
Goodwill		$6,863	$6,875

Other intangible assets:
Licenses	5 – 15 years	$567	$564
Developed technology rights	9 – 15 years	2,357	2,357
Capitalized software	3 – 10 years	1,381	1,441
IPRD		32	107
Gross other intangible assets		4,337	4,469
Less accumulated amortization		(3,127)	(3,084)
Total other intangible assets		$1,210	$1,385

Amortization expense of other intangible assets was $190 million in 2017, $178 million in 2016 and $183 million in 2015. Future annual amortization expense of other intangible assets is expected to be approximately $220 million in 2018, $200 million in 2019, $160 million in 2020, $130 million in 2021, and $100 million in 2022. Other intangible asset impairment charges were $80 million in 2017, $33 million in 2016 and $181 million in 2015.

A $75 million IPRD charge was recognized and attributed to noncontrolling interest after BMS declined to exercise its option to purchase F-Star Alpha in 2017. A $160 million IPRD impairment charge was recognized for BMS-986020 (LPA1 Antagonist) which was in Phase II development for treatment of IPF in 2015. The full write-off was required after considering the occurrence of certain adverse events, voluntary suspension of the study and an internal assessment indicating a significantly lower likelihood of regulatory and commercial success. BMS acquired BMS-986020 with its acquisition of Amira Pharmaceuticals, Inc. in 2011.

Note 14. ACCRUED LIABILITIES

	December 31,
Dollars in Millions	2017	2016
Rebates and returns	$2,024	$1,680
Employee compensation and benefits	869	818
Research and development	783	718
Dividends	654	660
Royalties	285	246
Branded Prescription Drug Fee	303	234
Restructuring	155	90
Pension and postretirement benefits	40	44
Litigation and other settlements	38	43
Other	863	738
Accrued liabilities	$6,014	$5,271
Note 15. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2015	2,208	$221	$1,507	$(2,425)	$32,541	547	$(16,992)	$131
Net earnings	—	—	—	—	1,565	—	—	84
Other comprehensive loss	—	—	—	(43)	—	—	—	—
Cash dividends	—	—	—	—	(2,493)	—	—	—
Stock compensation	—	—	(48)	—	—	(8)	431	—
Debt conversion	—	—	—	—	—	—	2	—
Distributions	—	—	—	—	—	—	—	(57)
Balance at December 31, 2015	2,208	221	1,459	(2,468)	31,613	539	(16,559)	158
Net earnings	—	—	—	—	4,457	—	—	50
Other comprehensive loss	—	—	—	(35)	—	—	—	—
Cash dividends	—	—	—	—	(2,557)	—	—	—
Stock repurchase program	—	—	—		—	4	(231)	—
Stock compensation	—	—	266	—	—	(7)	11	—
Distributions	—	—	—	—	—	—	—	(38)
Balance at December 31, 2016	2,208	221	1,725	(2,503)	33,513	536	(16,779)	170
Accounting change - cumulative effect(a)	—	—	—	—	(787)	—	—	—
Adjusted balance at January 1, 2017	2,208	221	1,725	(2,503)	32,726	536	(16,779)	170
Net earnings	—	—	—	—	1,007	—	—	27
Other comprehensive income	—	—	—	214	—	—	—	—
Cash dividends	—	—	—	—	(2,573)	—	—	—
Stock repurchase program	—	—	—	—	—	44	(2,477)	—
Stock compensation	—	—	173	—	—	(5)	7	—
Variable interest entity	—	—	—		—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(32)
Balance at December 31, 2017	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
(a) Refer to "—Note 1. Accounting Policies and Recently Issued Accounting Standards" for additional information.

BMS has a stock repurchase program authorized by its Board of Directors allowing for repurchases in the open market or through private transactions, including plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method. BMS repurchased shares during 2017 through Rule 10b5-1, open market purchases and accelerated share repurchase agreements.

BMS completed accelerated share repurchase agreements that repurchased approximately 36.5 million shares of the Company's common stock for an aggregate $2 billion in 2017. The agreements were funded through a combination of debt and cash.

The components of other comprehensive income/(loss) were as follows:

			Year Ended December 31,
	2017			2016			2015
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$(101)	$33	$(68)	$(5)	$—	$(5)	$59	$(22)	$37
Reclassified to net earnings(a)	19	(8)	11	12	(3)	9	(130)	42	(88)
Derivatives qualifying as cash flow hedges	(82)	25	(57)	7	(3)	4	(71)	20	(51)
Pension and postretirement benefits:
Actuarial gains/(losses)	47	11	58	(126)	(3)	(129)	(88)	27	(61)
Amortization(b)	77	(31)	46	78	(25)	53	85	(28)	57
Settlements(c)	167	(57)	110	91	(32)	59	160	(55)	105
Pension and postretirement benefits	291	(77)	214	43	(60)	(17)	157	(56)	101
Available-for-sale securities:
Unrealized gains/(losses)	38	6	44	(12)	(1)	(13)	(71)	14	(57)
Realized (gains)/losses(c)	(7)	2	(5)	29	—	29	3	—	3
Available-for-sale securities	31	8	39	17	(1)	16	(68)	14	(54)
Foreign currency translation	(20)	38	18	(33)	(5)	(38)	(17)	(22)	(39)
Total Other Comprehensive Income/(Loss)	$220	$(6)	$214	$34	$(69)	$(35)	$1	$(44)	$(43)

(a)	Included in cost of products sold

(b)	Included in cost of products sold, research and development, and marketing, selling and administrative expenses

(c)	Included in other income (net)
The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

	December 31,
Dollars in Millions	2017	2016
Derivatives qualifying as cash flow hedges	$(19)	$38
Pension and postretirement benefits	(1,883)	(2,097)
Available-for-sale securities	32	(7)
Foreign currency translation	(419)	(437)
Accumulated other comprehensive loss	$(2,289)	$(2,503)
Note 16. PENSION AND POSTRETIREMENT BENEFIT PLANS
BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan, covering most U.S. employees and representing approximately 66% of the consolidated pension plan assets and 62% of the obligations. Future benefits related to service for this plan were eliminated in 2009. BMS contributes at least the minimum amount required by the ERISA. Plan benefits are based primarily on the participant’s years of credited service and final average compensation. Plan assets consist principally of equity and fixed-income securities.

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

Dollars in Millions	2017	2016	2015
Service cost — benefits earned during the year	$25	$24	$25
Interest cost on projected benefit obligation	188	192	242
Expected return on plan assets	(411)	(418)	(405)
Amortization of prior service credits	(4)	(3)	(3)
Amortization of net actuarial loss	82	84	91
Curtailments	(8)	—	(1)
Settlements	167	91	161
Special termination benefits	3	1	—
Net periodic benefit cost/(credit)	$42	$(29)	$110

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2017, 2016 and 2015.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

Dollars in Millions	2017	2016
Benefit obligations at beginning of year	$6,440	$6,418
Service cost—benefits earned during the year	25	24
Interest cost	188	192
Settlements	(330)	(173)
Actuarial (gains)/losses	368	253
Benefits paid	(121)	(109)
Foreign currency and other	179	(165)
Benefit obligations at end of year	$6,749	$6,440

Fair value of plan assets at beginning of year	$5,831	$5,687
Actual return on plan assets	804	513
Employer contributions	396	81
Settlements	(330)	(173)
Benefits paid	(121)	(109)
Foreign currency and other	169	(168)
Fair value of plan assets at end of year	$6,749	$5,831

Funded status	$—	$(609)

Assets/(Liabilities) recognized:
Other assets	$487	$26
Accrued liabilities	(31)	(35)
Pension and other liabilities	(456)	(600)
Funded status	$—	$(609)

Recognized in accumulated other comprehensive loss:
Net actuarial losses	$2,849	$3,123
Prior service credit	(36)	(39)
Total	$2,813	$3,084

The accumulated benefit obligation for defined benefit pension plans was $6.7 billion and $6.4 billion at December 31, 2017 and 2016, respectively.

Additional information related to pension plans was as follows:

Dollars in Millions	2017	2016
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,166	$6,195
Fair value of plan assets	678	5,559
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,008	$5,978
Fair value of plan assets	550	5,380
Actuarial Assumptions
Weighted-average assumptions used to determine defined benefit pension plan obligations at December 31 were as follows:

	2017	2016
Discount rate	3.1%	3.5%
Rate of compensation increase	0.5%	0.5%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit (credit)/cost for the years ended December 31 were as follows:

	2017	2016	2015
Discount rate	3.5%	3.8%	3.6%
Expected long-term return on plan assets	7.0%	7.2%	7.2%
Rate of compensation increase	0.5%	0.5%	0.8%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The Citi Pension Discount curve is used in developing the discount rate for the U.S. plans.

The expected return on plan assets was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value” which approximated the fair value of plan assets at December 31, 2017. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a three-year period. Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class. Historical long-term actual annualized returns for U.S. pension plans were as follows:

	2017	2016	2015
10 years	6.8%	6.1%	6.7%
15 years	9.3%	7.1%	6.0%
20 years	7.5%	7.7%	8.1%

Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Gains and losses are amortized over the life expectancy of the plan participants for U.S. plans (34 years in 2018) and expected remaining service periods for most other plans to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The amortization of net actuarial loss and prior service credit is expected to be approximately $80 million in 2018. The periodic benefit cost or credit is included in cost of products sold, research and development, and marketing, selling and administrative expenses, except for curtailments, settlements and other special termination benefits which are included in other expenses.

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Plan assets consist principally of equity and fixed-income securities. Postretirement benefit plan obligations were $298 million and $308 million at December 31, 2017 and 2016, respectively, and the fair value of plan assets were $364 million and $331 million at December 31, 2017 and 2016, respectively. The weighted-average discount rate used to determine benefit obligations was 3.3% and 3.6% at December 31, 2017 and 2016, respectively. The net periodic benefit credits were not material.

Plan Assets
The fair value of pension and postretirement plan assets by asset category at December 31, 2017 and 2016 was as follows:

	December 31, 2017				December 31, 2016
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$799	$—	$—	$799	$833	$—	$—	$833
Equity funds	160	1,358	—	1,518	138	1,230	—	1,368
Fixed income funds	—	724	—	724	—	804	—	804
Corporate debt securities	—	1,919	—	1,919	—	1,405	—	1,405
U.S. Treasury and agency securities	—	729	—	729	—	536	—	536
Short-term investment funds	—	135	—	135	—	90	—	90
Insurance contracts	—	—	138	138	—	—	112	112
Cash and cash equivalents	214	—	—	214	81	—	—	81
Other	—	92	13	105	—	93	—	93
Plan assets subject to leveling	$1,173	$4,957	$151	$6,281	$1,052	$4,158	$112	$5,322

Plan assets measured at NAV as a practical expedient
Equity funds				$488				$476
Venture capital and limited partnerships				154				198
Other				191				166
Total plan assets measured at NAV as a practical expedient				833				840
Net plan assets				$7,114				$6,162
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

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. A target asset allocation of 43% public equity (16% international, 14% global and 13% U.S.), 7% private equity and 50% long-duration fixed income is maintained for the U.S. pension plans. Investments are diversified within each of the three major asset categories. Approximately 90% of the U.S. pension plans equity investments are actively managed. BMS common stock represents less than 1% of the plan assets at December 31, 2017 and 2016.

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $396 million in 2017, $81 million in 2016 and $118 million in 2015 and are expected to be approximately $70 million in 2018. Estimated annual future benefit payments (including lump sum payments) range from approximately $275 million to $300 million in each of the next five years, and aggregate $1.6 billion in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contribution is based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. was approximately $200 million in 2017, 2016 and 2015.
Note 17. EMPLOYEE STOCK BENEFIT PLANS
On May 1, 2012, the shareholders approved the 2012 Plan, which replaced the 2007 Stock Incentive Plan. The 2012 Plan provides for 109 million shares to be authorized for grants, plus any shares from outstanding awards under the 2007 Plan as of February 29, 2012 that expire, are forfeited, canceled, or withheld to satisfy tax withholding obligations. As of December 31, 2017, 104 million shares were available for award. Shares are issued from treasury stock to satisfy our obligations under this Plan.

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

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Other information related to stock-based compensation benefits are as follows:

	Years Ended December 31,
Dollars in Millions	2017	2016	2015
Restricted stock units	$95	$89	$82
Market share units	35	37	36
Performance share units	69	79	117
Total stock-based compensation expense	$199	$205	$235

Income tax benefit	$59	$69	$77

	Stock Options		Restricted Stock Units		Market Share Units		Performance Share Units
	Number of Options Outstanding	Weighted- Average Exercise Price of Shares	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted- Average Grant-Date Fair Value
Shares in Millions
Balance at January 1, 2017	6.4	$21.02	4.6	$56.90	1.5	$61.63	4.1	$60.97
Granted	—	—	2.7	54.39	0.9	60.14	1.3	57.91
Released/Exercised	(2.5)	23.80	(1.7)	53.00	(0.6)	54.64	(1.5)	54.46
Adjustments for actual payout	—	—	—	—	—	—	—	—
Forfeited/Canceled	(0.1)	25.55	(0.7)	57.26	(0.3)	62.95	(0.4)	62.21
Balance at December 31, 2017	3.8	19.04	4.9	56.85	1.5	62.25	3.5	62.57

Vested or expected to vest	3.8	19.04	4.3	56.89	1.4	62.27	3.3	62.82

	Restricted	Market	Performance
Dollars in Millions	Stock Units	Share Units	Share Units
Unrecognized compensation cost	$197	$42	$70
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.8	1.7

Amounts in Millions, except per share data	2017	2016	2015
Weighted-average grant date fair value (per share):
Restricted stock units	$54.39	$60.56	$61.18
Market share units	60.14	65.26	67.03
Performance share units	57.91	64.87	65.07

Fair value of awards that vested:
Restricted stock units	$91	$81	$77
Market share units	33	50	47
Performance share units	84	93	75

Total intrinsic value of stock options exercised	$84	$158	$206
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
The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2017:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$17 - $24	3.8	0.83	$19.04	$160
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $61.28 on December 31, 2017.

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
INTELLECTUAL PROPERTY
Plavix* - Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Company and Apotex have settled the Apotex case, and the case was dismissed. The Australian government has intervened in this matter and is seeking maximum damages up to 449 million AUD ($346 million), plus interest, which would be split between the Company and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix during the period when the injunction was in place. The Company and Sanofi have disputed that the Australian government is entitled to any damages and the Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2018.
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

Anti-PD-1 Antibody Patent Oppositions and Litigation
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship on up to five related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. While an adverse decision in this litigation would not result in monetary liability for the Company, it could decrease potential future licensing revenue from these patents.
Eliquis Patent Litigation - U.S.
In 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed abbreviated new drug applications (aNDAs) seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia. In August 2017, the United States Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is the Company’s basis for projected LOE, from February 2023 to November 2026. The Company has settled lawsuits with several aNDA filers through February 2018. The settlements do not affect the Company’s projected LOE for Eliquis.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Over 5,000 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries, have been filed in state and federal courts in various states including California, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multi-district litigation (MDL) to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. Following the United States Supreme Court’s June 2017 reversal of a California Supreme Court decision that had held that the California state courts can exercise personal jurisdiction over the claims of non-California residents, over 3,300 out-of-state resident plaintiffs' claims (including spouses and beneficiaries) previously pending in the California state court have been dismissed. Some number of these California non-resident plaintiffs’ claims may be re-filed in federal court. After the Company filed summary judgment motions in all of the remaining cases, law firms representing a majority of the remaining cases represented to the various courts that they will withdraw from or discontinue all or most of their cases. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of approximately 2,000 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. As previously reported, the Company has agreed to resolve certain of these claims.  Most of those claims have been, or are in the process of being, dismissed. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer and pancreatitis, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. The plaintiffs in the MDL appealed to the U.S. Court of Appeals for the Ninth Circuit. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case for further proceedings. The JCCP plaintiffs have appealed to the California Court of Appeal and their appeal remains pending. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca.

Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 500 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida. The first MDL trial is currently scheduled to take place in June 2018.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. The majority of these claims are pending in an MDL in the United States District Court for the Southern District of New York and in state court in Delaware. As of January 2018, there are over 160 cases pending in courts in the United States and one pending in Canada. Over 150 cases have been dismissed with prejudice by the MDL. Plaintiffs have appealed some of the dismissed cases to the Second Circuit Court of Appeals.
SHAREHOLDER DERIVATIVE LITIGATION
Since December 2015, three shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the Securities and Exchange Commission of alleged Foreign Corrupt Practices Act violations in China in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest. As of October 2017, all three of the lawsuits have been dismissed. The Company received a notice of appeal as to one of the dismissed lawsuits.
SECURITIES LITIGATION
In February 2018, the Company became aware of a putative class action complaint, Joseph Giugno v. Bristol-Myers Squibb Co., et al. that was filed in the U.S. District for the Northern District of California against the Company, the Company’s Chief Executive Officer, Giovanni Caforio, the Company’s Chief Financial Officer, Charles A. Bancroft and certain former and current executives of the Company. The complaint alleges violations of securities laws for the Company’s disclosures related to the CheckMate -026 clinical trial in lung cancer. The Company intends to defend itself vigorously in this litigation.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $62.8 million at December 31, 2017, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

Note 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Total Revenues	$4,929	$5,144	$5,254	$5,449	$20,776
Gross Margin	3,670	3,582	3,682	3,776	14,710
Net Earnings/(Loss)	1,526	922	856	(2,329)	975
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	(48)	6	11	(1)	(32)
BMS	1,574	916	845	(2,328)	1,007

Earnings/(Loss) per Share - Basic(a)	$0.95	$0.56	$0.52	$(1.42)	$0.61
Earnings/(Loss) per Share - Diluted(a)	0.94	0.56	0.51	(1.42)	0.61

Cash dividends declared per common share	$0.39	$0.39	$0.39	$0.40	$1.57

Cash and cash equivalents	$3,910	$3,470	$4,644	$5,421	$5,421
Marketable securities(b)	4,884	5,615	5,004	3,871	3,871
Total Assets	32,937	33,409	33,977	33,551	33,551
Long-term debt(c)	7,237	6,911	6,982	6,975	6,975
Equity	14,535	14,821	14,914	11,847	11,847

Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Total Revenues	$4,391	$4,871	$4,922	$5,243	$19,427
Gross Margin	3,339	3,665	3,617	3,860	14,481
Net Earnings	1,206	1,188	1,215	898	4,507
Net Earnings Attributable to:
Noncontrolling Interest	11	22	13	4	50
BMS	1,195	1,166	1,202	894	4,457

Earnings per Share - Basic(a)	$0.72	$0.70	$0.72	$0.53	$2.67
Earnings per Share - Diluted(a)	0.71	0.69	0.72	0.53	2.65

Cash dividends declared per common share	$0.38	$0.38	$0.38	$0.39	$1.53

Cash and cash equivalents	$2,644	$2,934	$3,432	$4,237	$4,237
Marketable securities(b)	5,352	4,998	5,163	4,832	4,832
Total Assets	31,892	32,831	33,727	33,707	33,707
Long-term debt(c)	6,593	6,581	6,585	6,465	6,465
Equity	14,551	15,078	15,781	16,347	16,347

(a)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(b)	Marketable securities includes current and non-current assets.
(c)	Long-term debt includes the current portion.

The following specified items affected the comparability of results in 2017 and 2016:
2017

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	$—	$130	$1	$18	$149

Marketing, selling and administrative	—	—	—	1	1

License and asset acquisition charges	50	393	310	377	1,130
IPRD impairments	75	—	—	—	75
Site exit costs and other	72	96	64	151	383
Research and development	197	489	374	528	1,588

Provision for restructuring	164	15	28	86	293
Litigation and other settlements	(481)	—	—	—	(481)
Divestiture gains	(100)	—	—	(26)	(126)
Royalties and licensing income	—	(497)	—	—	(497)
Pension charges	33	36	22	71	162
Loss on debt redemption	—	109	—	—	109
Other income (net)	(384)	(337)	50	131	(540)

Increase/(decrease) to pretax income	(187)	282	425	678	1,198

Income taxes on items above	72	20	(41)	(138)	(87)
Income taxes attributed to U.S. tax reform	—	—	—	2,911	2,911
Income taxes	72	20	(41)	2,773	2,824

Increase/(decrease) to net earnings	(115)	302	384	3,451	4,022

Noncontrolling interest	(59)	—	—	—	(59)

Increase/(decrease) to net earnings used for Diluted Non-GAAP EPS calculation	$(174)	$302	$384	$3,451	$3,963
2016

Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Cost of products sold(a)	$4	$4	$7	$6	$21

License and asset acquisition charges	125	139	45	130	439
IPRD impairments	—	—	—	13	13
Site exit costs and other	13	13	14	43	83
Research and development	138	152	59	186	535

Provision for restructuring	4	18	19	68	109
Litigation and other settlements	43	—	(3)	—	40
Divestiture gains	(269)	(277)	(13)	—	(559)
Royalties and licensing income	—	—	—	(10)	(10)
Pension charges	22	25	19	25	91
Intangible asset impairment	15	—	—	—	15
Other income (net)	(185)	(234)	22	83	(314)

Increase/(decrease) to pretax income	(43)	(78)	88	275	242

Income taxes	83	76	(3)	(105)	51

Increase/(decrease) to net earnings	$40	$(2)	$85	$170	$293

(a)	Specified items in cost of products sold are accelerated depreciation, asset impairment and other shutdown costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 13, 2018

We have served as the Company's auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, management has concluded that as of December 31, 2017, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2017 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 13, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 13, 2018

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)
Reference is made to the 2018 Proxy Statement to be filed on or about March 22, 2018 with respect to the Directors of the Registrant, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)
The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part IA of this Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to the 2018 Proxy Statement to be filed on or about March 22, 2018 with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to the 2018 Proxy Statement to be filed on or about March 22, 2018 with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to the 2018 Proxy Statement to be filed on or about March 22, 2018 with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.
Reference is made to the 2018 Proxy Statement to be filed on or about March 22, 2018 with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULE.

(a)

		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Cash Flows	59
	Notes to Consolidated Financial Statements	60
	Report of Independent Registered Public Accounting Firm	103

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

2.	Exhibits Required to be filed by Item 601 of Regulation S-K	109
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO
Giovanni Caforio
Chairman of the Board and Chief Executive Officer

Date: February 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chairman of the Board and Chief Executive Officer	February 13, 2018
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ CHARLES BANCROFT	Chief Financial Officer	February 13, 2018
(Charles Bancroft)	(Principal Financial Officer)

/s/ JOSEPH C. CALDARELLA	Senior Vice President and Corporate Controller	February 13, 2018
(Joseph C. Caldarella)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 13, 2018
(Peter J. Arduini)

/s/ ROBERT J. BERTOLINI	Director	February 13, 2018
(Robert J. Bertolini)

/s/ MATTHEW W. EMMENS	Director	February 13, 2018
(Matthew W. Emmens)

/s/ MICHAEL GROBSTEIN	Director	February 13, 2018
(Michael Grobstein)

/s/ ALAN J. LACY	Director	February 13, 2018
(Alan J. Lacy)

/s/ DINESH C. PALIWAL	Director	February 13, 2018
(Dinesh C. Paliwal)

/s/ THEODORE R. SAMUELS	Director	February 13, 2018
(Theodore R. Samuels)

/s/ VICKI L. SATO, PH.D.	Director	February 13, 2018
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 13, 2018
(Gerald L. Storch)

/s/ KAREN H. VOUSDEN, PH.D.	Director	February 13, 2018
(Karen H. Vousden, Ph.D.)

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this 2017 Form 10-K. Throughout this 2017 Form 10-K we have used terms which are defined below:

2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017	LIBOR	London Interbank Offered Rate
AbbVie	AbbVie Inc.	Lilly	Eli Lilly and Company
ALL	acute lymphoblastic leukemia	LOE	loss of exclusivity
Amira	Amira Pharmaceuticals, Inc.	MAA	Marketing Authorization Application
Amylin	Amylin Pharmaceuticals, Inc.	MCOs	Managed Care Organizations
aNDA	abbreviated New Drug Application	mCRC	metastatic colorectal cancer
API	active pharmaceutical ingredient	MDL	multi-district litigation
ASEAN	Association of Southeast Asian Nations	Mead Johnson	Mead Johnson Nutrition Company
AstraZeneca	AstraZeneca PLC	Merck	Merck & Co., Inc.
auto-HSCT	autologous hematopoietic stem cell transplantation	MF	myelofibrosis
Biogen	Biogen, Inc.	MPM	malignant pleural mesothelioma
BLA	Biologics License Application	MSI-H	high microsatellite instability
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.	mUC	metastatic urothelial carcinoma
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NAV	net asset value
cGMP	current Good Manufacturing Practices	NDA	New Drug Application
cHL	classical Hodgkin lymphoma	Nitto Denko	Nitto Denko Corporation
CHMP	Committee for Medicinal Products for Human Use	NKT	natural killer T cells
CML	chronic myeloid leukemia	Novartis	Novartis Pharmaceutical Corporation
Cormorant	Cormorant Pharmaceuticals	NSCLC	non-small cell lung cancer
CPPIB	CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company	NVAF	nonvalvular atrial fibrillation
CSF1R	colony stimulating factor 1 receptor	OCI	Other Comprehensive Income
CytomX	CytomX Therapeutics, Inc.	OIG	Office of Inspector General of the U.S. Dept. of Health and Human Services
dMMR	DNA mismatch repair deficient	Ono	Ono Pharmaceutical Co., Ltd.
DSA	Distribution Services Agreement	OTC	Over-the-counter
EC	European Commission	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EMA	European Medicines Agency	PAD	Protein/Peptidyl Arginine Deiminase
EPO	European Patent Office	Padlock	Padlock Therapeutics, Inc.
EPS	earnings per share	PBMs	Pharmacy Benefit Managers
ERISA	Employee Retirement Income Security Act of 1974	PD-1	programmed death receptor-1
EU	European Union	PDMA	Prescription Drug Marketing Act
FASB	Financial Accounting Standards Board	Pfizer	Pfizer, Inc.
FCPA	Foreign Corrupt Practices Act	PHRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
FDA	U.S. Food and Drug Administration	Promedior	Promedior, Inc.
Five Prime	Five Prime Therapeutics, Inc.	PRP	potentially responsible party
Flexus	Flexus Biosciences, Inc.	PSA	prostate-specific antigen
F-Star	F-Star Alpha Ltd.	PsiOxus	PsiOxus Therapeutics, Ltd.
GAAP	U.S. generally accepted accounting principles	PVNS	pigmented vilonodular synovitis
GBM	glioblastoma multiforme	R&D	Research and Development
GDD	Genetically Defined Diseases	RA	rheumatoid arthritis
Gilead	Gilead Sciences, Inc.	RCC	renal cell carcinoma
GTN	gross-to-net	RDP	regulatory data protection
Halozyme	Halozyme Therapeutics, Inc.	Reckitt	Reckitt Benckiser Group plc
HCC	Hepatocellular carcinoma	Roche	Roche Holding AG
HCV	hepatitis C virus	Sanofi	Sanofi S.A.
HIV	human immunodeficiency virus	sBLA	supplemental Biologics License Application
HNC	head and neck cancer	SCCHN	squamous cell carcinoma of the head and neck
HPV	human papillomavirus	SCLC	small cell lung cancer
HR 3590	The Patient Protection and Affordable Care Act	SEC	U.S. Securities and Exchange Commission
IFM	IFM Therapeutics, Inc.	SK Biotek	SK Biotek Co., Ltd.
ImClone	ImClone Systems Incorporated	the 2012 Plan	The 2012 Stock Award and Incentive Plan
IO	Immuno-Oncology	U.S.	United States
IPF	idiopathic pulmonary fibrosis	UK	United Kingdom
iPierian	iPierian, Inc.	Valeant	Valeant Pharmaceuticals International, Inc.
IPRD	in-process research and development	VTE	venous thromboembolic
JIA	Juvenile Idiopathic Arthritis	WTO	World Trade Organization

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
‡

4o.	Form of 2.000% Notes Due 2022 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4p.	Form of 3.250% Notes Due 2042 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).	‡

4q.
Seventh Supplemental Indenture, dated as of October 31, 2013, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).
‡

4r.	Form of 1.750% Notes Due 2019 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4s.	Form of 3.250% Notes Due 2023 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4t.	Form of 4.500% Notes Due 2044 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on October 31, 2013).	‡

4u.
Eighth Supplemental Indenture, dated as of May 5, 2015, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 5, 2015).
‡

4v.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4w.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

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
‡

10c.
$1,500,000,000 Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the borrowing subsidiaries, the lenders named in the agreement, Bank of America N.A., Barclays Bank plc, Deutsche Bank Securities Inc., and Wells Fargo Bank, National Association as documentation agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as administrative agents (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated July 26, 2012 and filed on July 31, 2012).
‡

10d.
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

10e.
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
‡

10f.
Amendment and Waiver dated as of June 26, 2017, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2017)
‡

10g.
Amendment dated as of June 26, 2017, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2017)
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
‡

10n.
Amendment No. 9 to the Restated Development and Commercialization Collaboration Agreement between Otsuka Pharmaceutical Co., Ltd. and Bristol-Myers Squibb Company effective as of October 29, 2012 (incorporated herein by reference to Exhibit 10ee to the Form 10-K for the fiscal year ended December 31, 2012). †
‡

10o.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10p.
Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and  Pfizer, Inc. dated as of March 15, 2012 (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10q.
Fourth Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of May 18, 2015 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

‡‡10r.
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

‡‡10t.
Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, effective as of May 1, 2007 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10u.
Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated effective September 10, 2002 (incorporated herein by reference to Exhibit 10c to the Form 10-K for the fiscal year ended December 31, 2002).
‡

‡‡10v.
Form of Non-Qualified Stock Option Agreement under the 2002 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10s to the Form 10-K for the fiscal year ended December 31, 2005).
‡

‡‡10w.
Form of 2015-2017 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10x to the Form 10-K for the fiscal year ended December 31, 2014).
‡

‡‡10x.
Form of 2016-2018 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10y to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10y.
Form of 2017-2019 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10ee to the Form 10-K for the fiscal year ended December 31, 2016).
‡

‡‡10z.	Form of 2018-2020 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-1

‡‡10aa.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10bb.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10cc.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10dd.
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

‡‡10ee.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10ff.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10gg.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10hh.
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

‡‡10jj.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).
‡

‡‡10kk.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (incorporated by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2011).
‡

‡‡10ll.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (incorporated by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10mm.
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

‡‡10pp.
Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).
‡

‡‡10qq.
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

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2017, 2016 and 2015, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Adcetris is a trademark of Seattle Genetics, Inc.; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Bydureon, Byetta and Symlin are trademarks of Amylin Pharmaceuticals, LLC; Cabometyx is the trademark of Exelixis, Inc.; ENHANZE is a trademark of Halozyme, Inc.; Erbitux is a trademark of ImClone LLC; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Ixempra is a trademark of R-Pharm US Operating, LLC; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Myalept is a trademark of Aegerion Pharmaceuticals, Inc.; Prostvac is a trademark of BN ImmunoTherapeutics Inc.; Recothrom is a trademark of The Medicines Company; Rubraca is a trademark of Clovis Oncology, Inc. and Truvada and Tybost are trademarks of Gilead Sciences, Inc. and/or one of its affiliates. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.