Form 10-Q
period 2018-03-31
BRISTOL MYERS SQUIBB CO
filed 2018-04-26
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
At March 31, 2018, there were 1,634,538,458 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
MARCH 31, 2018

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.
Controls and Procedures	37

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	37

Item 1A.
Risk Factors	37

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.
Exhibits	38

Summary of Abbreviated Terms	39
Signatures	40

*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2018	2017
Net product sales	$4,972	$4,580
Alliance and other revenues	221	349
Total Revenues	5,193	4,929

Cost of products sold	1,584	1,265
Marketing, selling and administrative	980	1,085
Research and development	1,250	1,303
Other income (net)	(400)	(679)
Total Expenses	3,414	2,974

Earnings Before Income Taxes	1,779	1,955
Provision for Income Taxes	284	429
Net Earnings	1,495	1,526
Noncontrolling Interest	9	(48)
Net Earnings Attributable to BMS	$1,486	$1,574

Earnings per Common Share
Basic	$0.91	$0.95
Diluted	0.91	0.94

Cash dividends declared per common share	$0.40	$0.39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2018	2017
Net Earnings	$1,495	$1,526
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(19)	(29)
Pension and postretirement benefits	129	83
Available-for-sale securities	(26)	6
Foreign currency translation	5	29
Other Comprehensive Income	89	89

Comprehensive Income	1,584	1,615
Noncontrolling Interest	9	(48)
Comprehensive Income Attributable to BMS	$1,575	$1,663
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$5,342	$5,421
Marketable securities	1,428	1,391
Receivables	5,683	6,300
Inventories	1,231	1,166
Prepaid expenses and other	965	576
Total Current Assets	14,649	14,854
Property, plant and equipment	5,060	5,001
Goodwill	6,863	6,863
Other intangible assets	1,116	1,210
Deferred income taxes	1,367	1,610
Marketable securities	2,252	2,480
Other assets	1,776	1,533
Total Assets	$33,083	$33,551

LIABILITIES
Current Liabilities:
Short-term debt obligations	$1,925	$987
Accounts payable	1,725	2,248
Accrued liabilities	5,561	6,014
Deferred income	117	83
Income taxes payable	296	231
Total Current Liabilities	9,624	9,563
Deferred income	447	454
Income taxes payable	3,233	3,548
Pension and other liabilities	1,098	1,164
Long-term debt	5,775	6,975
Total Liabilities	20,177	21,704

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	1,916	1,898
Accumulated other comprehensive loss	(2,234)	(2,289)
Retained earnings	32,323	31,160
Less cost of treasury stock	(19,433)	(19,249)
Total Bristol-Myers Squibb Company Shareholders’ Equity	12,793	11,741
Noncontrolling interest	113	106
Total Equity	12,906	11,847
Total Liabilities and Equity	$33,083	$33,551
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net earnings	$1,495	$1,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	143	193
Deferred income taxes	160	(70)
Stock-based compensation	55	45
Impairment charges	80	78
Pension settlements and amortization	50	52
Divestiture gains and royalties	(255)	(276)
Asset acquisition charges	60	—
Other adjustments	(29)	33
Changes in operating assets and liabilities:
Receivables	219	(246)
Inventories	(4)	(71)
Accounts payable	(241)	(114)
Deferred income	23	74
Income taxes payable	114	414
Other	(695)	(777)
Net Cash Provided by Operating Activities	1,175	861
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	442	1,163
Purchase of marketable securities	(285)	(1,204)
Capital expenditures	(239)	(291)
Divestiture and other proceeds	375	241
Acquisition and other payments	(336)	(112)
Net Cash Used in Investing Activities	(43)	(203)
Cash Flows From Financing Activities:
Short-term debt obligations, net	(344)	192
Issuance of long-term debt	—	1,488
Repurchase of common stock	(167)	(2,000)
Dividends	(653)	(655)
Other	(58)	(38)
Net Cash Used in Financing Activities	(1,222)	(1,013)
Effect of Exchange Rates on Cash and Cash Equivalents	11	28
Decrease in Cash and Cash Equivalents	(79)	(327)
Cash and Cash Equivalents at Beginning of Period	5,421	4,237
Cash and Cash Equivalents at End of Period	$5,342	$3,910
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Recently Adopted Accounting Standards

Revenue from Contracts with Customers
Amended guidance for revenue recognition was adopted in the first quarter of 2018 using the modified retrospective method with the cumulative effect of the change recognized in retained earnings. The new guidance, referred to as ASC 606, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five-step model is utilized to achieve the core principle: (1) identify the customer contract; (2) identify the contract’s performance obligation; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation; and (5) recognize revenue when or as a performance obligation is satisfied.

The timing of recognizing revenue for typical net product sales to our customers will not significantly change. However, transaction prices are no longer required to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event. As a result, certain revenue previously deferred under the prior standard because the transaction price was not fixed or determinable will be accounted for as variable consideration and might be recognized earlier provided such terms are sufficient to reliably estimate the ultimate price expected to be realized.

Estimated future royalties and contingent fees related to certain alliance arrangements are now recognized prior to the third party sale or event occurring to the extent it is probable that a significant reversal in the amount of estimated cumulative revenue will not occur. The new guidance pertaining to the separation of licensing rights and related fee recognition did not significantly change the timing of recognizing revenue in our existing alliance arrangements that are currently generating revenue. The timing of royalties, sales-based milestones and other forms of contingent consideration resulting from the divestiture of businesses as well as royalties and sales-based royalties from licensing arrangements did not change.

The cumulative effect of the accounting change resulted in recognizing contract assets of $214 million and a $168 million increase in retained earnings net of tax. The cumulative effect was primarily attributed to royalties and licensing rights reacquired by alliance partners that are expected to be received in the future and are not eligible for the licensing exclusion. As a result of the new guidance and cumulative effect adjustment, revenue was approximately $61 million lower in the three months ended March 31, 2018 compared to what would have been reported under the previous guidance. Refer to "—Note 3. Revenue Recognition" for further information.

Gains and Losses from the Derecognition of Nonfinancial Assets
Amended guidance for gains and losses from the derecognition of nonfinancial assets (ASC 610) was adopted in the first quarter of 2018 using the modified retrospective method. The amendments clarify the scope of asset derecognition guidance, add guidance for partial sales of nonfinancial assets and clarify recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Certain transactions such as the sale or out-licensing of product rights that do not constitute a business will require accounting similar to ASC 606 including the potential recognition of variable consideration. The amended guidance may result in earlier recognition of variable consideration depending on the facts and circumstances of each transaction.
The cumulative effect of the accounting change resulted in recognizing contract assets of $167 million and a $130 million increase in retained earnings net of tax. The cumulative effect was primarily attributed to royalties and termination fees for licensing rights reacquired by third parties that are expected to be received in the future and are not eligible for the licensing exclusion. As a result of the new guidance and cumulative effect adjustment, other income (net) was approximately $7 million lower in the three months ended March 31, 2018 compared to what would have been reported under the previous guidance.
Presentation of Net Periodic Pension and Postretirement Benefits
Amended guidance requiring all net periodic benefit components for defined benefit pension and other postretirement plans other than service costs to be recorded outside of income from operations (other income) was adopted in the first quarter of 2018 on a retrospective basis. Cost of products sold; marketing, selling and administrative; and research and development expenses increased in the aggregate with a corresponding offset in other income (net). The service cost component is included in other income (net) as the amounts are not material.
As adjusted amounts upon adoption of the new guidance are as follows:

	Three Months Ended March 31, 2017
Dollars in Millions	As Previously Reported	As Adjusted
Cost of products sold	$1,259	$1,265
Marketing, selling and administrative	1,074	1,085
Research and development	1,288	1,303
Other income (net)	(647)	(679)
Definition of a Business
Amended guidance which revises the definition of a business was adopted prospectively in the first quarter of 2018. The amendment provides an initial screen that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, an integrated set of assets and activities would not represent a business. If the screen is not met, the set must include an input and a substantive process that together significantly contributes to the ability to create outputs for the set to represent a business. The amendment also narrows the definition of the term "output" and requires the transfer of an organized work force when outputs do not exist. The amended guidance may result in more transactions being accounted for as assets in the future with the impact to our results of operations dependent on the individual facts and circumstances of each transaction.
Recognition and Measurement of Financial Assets and Liabilities
Amended guidance for the recognition, measurement, presentation and disclosure of financial instruments was adopted using the modified retrospective method in the first quarter of 2018. The new guidance requires that fair value adjustments for equity securities with readily determinable fair values be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value based upon observable price changes and a charge through earnings if an impairment exists. The cumulative effect of the accounting change resulted in a $36 million reduction to other comprehensive income and a corresponding increase to retained earnings ($34 million net of tax). Equity security fair value adjustments of $15 million were recorded in other income (net) for the three months ended March 31, 2018 and additional volatility is expected in future results of operations.
Accounting for Hedging Activities
Amended guidance for derivatives and hedging was adopted using the modified retrospective method in the first quarter of 2018. The amended guidance revises and expands items eligible for hedge accounting, simplifies hedge effectiveness testing and changes the timing of recognition and presentation for certain hedged items. Certain disclosure requirements were also modified for hedging activities on a prospective basis. The adoption of the amended standard did not have a material impact on the Company's results of operations.

Recently Issued Accounting Standards Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued amended guidance on income tax accounting. The amended guidance permits the reclassification of the income tax effect on amounts recorded within other comprehensive income impacted by the Tax Cuts and Jobs Act into retained earnings. The amended guidance is effective for periods ending after December 15, 2018 and applies only to those amounts remaining in Other Comprehensive Income at the date of enactment of the Act. The amended guidance may be adopted on either a retrospective basis or at the beginning of the period of adoption. The Company is assessing the potential impact of the amended standard.

In addition, the following recently issued accounting standards have not been adopted. Refer to the 2017 Form 10-K for additional information and their potential impacts.

Accounting Standard Update	Effective Date
Leases	January 1, 2019
Financial Instruments - Measurement of Credit Losses	January 1, 2020
Goodwill Impairment Testing	January 1, 2020

Note 2. BUSINESS SEGMENT INFORMATION

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting future periods. For further information on product and regional revenues, see "—Note 3. Revenue Recognition."

Note 3. REVENUE RECOGNITION

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Net product sales	$4,972	$4,580
Alliance revenues	152	225
Other revenues	69	124
Total Revenues	$5,193	$4,929

Net product sales represent more than 90% of the Company’s total revenue during the three months ended March 31, 2018 and 2017. Products are sold principally to wholesalers or distributors and to a lesser extent, directly to retailers, hospitals, clinics, government agencies and pharmacies. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product in certain non-U.S. countries after considering when the customer obtains legal title to the product and when the Company obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Wholesalers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practices in each country with the exception of certain biologic products in the U.S., including Opdivo, Yervoy and Empliciti (90 days to 120 days). Revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations and government programs such as Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price or other discounts when Medicare Part D beneficiaries are in the coverage gap. In addition, non-U.S. government programs include different pricing schemes such as cost caps, volume discounts, outcome-based pricing and pricing claw-backs determined on sales of individual companies or an aggregation of companies participating in a specific market. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer, typically within one month. All other rebates, discounts and adjustments, including Medicaid and Medicare, are reflected as a liability and settled through cash payments to the customer, typically within various time periods ranging from a few months to one year.

Significant judgment is required in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

The following table summarizes gross-to-net adjustments:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Gross product sales	$6,701	$5,862
GTN adjustments (a)
Charge-backs and cash discounts	(583)	(438)
Medicaid and Medicare rebates	(557)	(384)
Other rebates, returns, discounts and adjustments	(589)	(460)
Total GTN adjustments	(1,729)	(1,282)
Net product sales	$4,972	$4,580

(a)
Includes reductions to provisions for product sales made in prior periods resulting from changes in estimates of $50 million and $49 million during the three months ended March 31, 2018 and 2017, respectively.

Alliance and other revenues consist primarily of fees, royalties and supply sales for out-licensing and collaboration arrangements. These arrangements may include the transfer of certain rights to develop or commercialize investigational compounds or products and joint obligations to provide development, distribution, promotion, sales and marketing services and clinical or commercial product supply. Performance obligations are identified and separated when the other party can benefit directly from the rights, goods or services either on their own or together with other readily available resources and when the rights, goods or services are not highly interdependent or interrelated.

Transaction prices for these arrangements may include fixed up-front amounts as well as variable consideration such as contingent development and regulatory milestones, sales-based milestones and royalties. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of BMS’s influence such as likelihood of regulatory success, limited availability of third party information, expected duration of time until resolution, lack of relevant past experience, historical practice of offering fee concessions and a large number and broad range of possible amounts. Sales-based milestones and royalties for licensing arrangements are excluded from this assessment and are only recognized when the underlying sale occurs.

Licensing fees are allocated to each distinct performance obligation on the basis of relative stand-alone selling price and recognized upon the transfer of control which occurs either immediately upon execution of the agreement or over time if combined with other performance obligations such as commercial activities. Licensing fees attributed to commercial products are presented in revenue and fees attributed to investigational compounds are presented in other income (net). Supply sales to alliance partners and other parties in which product rights have been transferred to the counter party are typically distinct and are recognized upon transfer of control. Refer to "—Note 4. Alliances" for further information.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Prioritized Brands
Opdivo	$1,511	$1,127
Eliquis	1,506	1,101
Orencia	593	535
Sprycel	438	463
Yervoy	249	330
Empliciti	55	53
Established Brands
Baraclude	225	282
Sustiva Franchise	84	184
Reyataz Franchise	124	193
Hepatitis C Franchise	3	162
Other Brands	405	499
Total Revenues	$5,193	$4,929

United States	$2,778	$2,738
Europe	1,406	1,146
Rest of World	873	925
Other	136	120
Total Revenues	$5,193	$4,929

The following table summarizes contract assets as of March 31, 2018 and January 1, 2018:

Dollars in Millions	March 31, 2018	January 1, 2018
Prepaid expenses and other	$289	$349
Other assets	32	32
Total Contract Assets	$321	$381

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized upon the adoption of ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Contingent development and regulatory milestones from out-licensing arrangements of $1.1 billion were constrained and not recognized after considering the likelihood of a significant reversal of cumulative amount of revenue occurring. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the three months ended March 31, 2018. Revenue recognized from performance obligations satisfied in prior periods was approximately $150 million during the three months ended March 31, 2018, consisting primarily of royalties for out-licensing arrangements and revised estimates for gross-to-net adjustments related to prior period sales.

Sales commissions and other incremental costs of obtaining customer contracts are expensed as incurred as the amortization periods would be less than one year.

Note 4. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. We refer to these collaborations as alliances and our partners as alliance partners. Products sold through alliance arrangements in certain markets include prioritized products and certain other brands.

Selected financial information pertaining to our alliances was as follows, including net product sales when BMS is the principal in the third-party customer sale for products subject to the alliance. Expenses summarized below do not include all amounts attributed to the activities for the products in the alliance, but only the payments between the alliance partners or the related amortization if the payments were deferred or capitalized. Certain prior period amounts included below were revised to exclude amounts for arrangements that no longer meet the criteria for collaboration arrangements.

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Revenues from alliances:
Net product sales	$1,920	$1,564
Alliance revenues	152	225
Total Revenues	$2,072	$1,789

Payments to/(from) alliance partners:
Cost of products sold	$799	$621
Marketing, selling and administrative	(22)	(10)
Research and development	5	—
Other income (net)	(14)	(11)

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2018	December 31, 2017
Receivables - from alliance partners	$355	$322
Accounts payable - to alliance partners	796	875
Deferred income from alliances(a)	470	467

(a)
Includes unamortized upfront, milestone and other licensing proceeds. Amortization of deferred income (primarily related to alliances) was $16 million and $20 million for the three months ended March 31, 2018 and 2017, respectively.

The nature and purpose, significant rights and obligations of the parties and specific accounting policy elections for each of our significant alliances are discussed in our 2017 Form 10-K. Significant developments and updates related to alliances during 2018 are set forth below.
Nektar
In the second quarter of 2018, BMS and Nektar commenced a worldwide license and collaboration for the development and commercialization of NKTR-214, Nektar’s investigational immuno-stimulatory therapy designed to selectively expand specific cancer-fighting T cells and natural killer cells directly in the tumor micro-environment. The Opdivo and NKTR-214 combination therapy is currently in clinical studies in lung, kidney, melanoma, breast and bladder cancers. The parties will jointly develop therapies in more than 20 indications across nine tumor types with each party responsible for the supply of their own product. The parties will also jointly commercialize the therapies with BMS taking the lead on combination therapies of BMS medicines with NKTR-214. BMS’s share of the development costs of combination therapies comprising a BMS medicine with NKTR-214 will be 67.5% for combination studies and 35% for monotherapies comprising NKTR-214 subject to certain cost caps for Nektar. BMS’s share of global NKTR-214 profits and losses will be 35% subject to certain loss caps for Nektar.
BMS paid Nektar $1.85 billion for the rights discussed above and 8.3 million shares of Nektar common stock. BMS’s equity ownership is subject to certain lock-up, standstill and voting provisions for a five-year period. The amount of the up-front payment allocated to the equity investment will be $800 million after considering Nektar’s stock price on the date of closing and current limitations on being able to trade the securities. The remaining $1.05 billion of the purchase price will be allocated to the rights discussed above and included in research and development expense in the second quarter of 2018. BMS is also committed to pay up to $1.8 billion upon the achievement of contingent development, regulatory and sales-based milestones over the life of the collaboration period.

Note 5. DIVESTITURES

	Three Months Ended March 31,
	Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2018	2017	2018	2017	2018	2017
Manufacturing Operations	$158	$—	$—	$—	$—	$—
Diabetes Business	88	156	—	(100)	(162)	(94)
Erbitux* Business	59	55	—	—	(47)	(54)
Other	70	30	(45)	(27)	(1)	(1)
	$375	$241	$(45)	$(127)	$(210)	$(149)

(a)	Includes royalties received subsequent to the related sale of the asset or business.
Manufacturing Operations
In 2017, BMS sold its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek for approximately $165 million, subject to certain adjustments. The transaction was accounted for as the sale of a business and initial proceeds of $158 million were received in the first quarter of 2018. SK Biotek will provide certain manufacturing services for BMS through 2022.
Diabetes Business
In 2017, BMS received $100 million from AstraZeneca as additional contingent consideration for the diabetes business divestiture upon achievement of a regulatory approval milestone, which was included in other income (net).
Other Divestitures
Other divestitures include proceeds, gains and royalty income from the sale of certain mature brands. Revenues and pretax earnings related to all divestitures were not material in all periods presented.

Note 6. OTHER INCOME (NET)

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Interest expense	$46	$45
Investment income	(36)	(26)
Equity investment gains	(15)	(7)
Provision for restructuring	20	164
Litigation and other settlements	—	(484)
Equity in net income of affiliates	(24)	(18)
Divestiture gains	(45)	(127)
Royalties and licensing income	(367)	(199)
Transition and other service fees	(4)	(7)
Pension and postretirement	(11)	1
Intangible asset impairment	64	—
Other	(28)	(21)
Other income (net)	$(400)	$(679)
Litigation and other settlements includes BMS's share of a patent-infringement litigation settlement of $481 million related to Merck's PD-1 antibody Keytruda* in 2017.

Note 7. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model. The majority of the charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other shutdown costs associated with early site exits. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $850 million have been recognized for these actions since the announcement ($54 million and $226 million for the three months ended March 31, 2018 and 2017, respectively). Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Employee workforce reductions were approximately 100 and 900 for the three months ended March 31, 2018 and 2017, respectively.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Employee termination costs	$9	$161
Other termination costs	11	3
Provision for restructuring	20	164
Accelerated depreciation	21	70
Asset impairments	10	2
Other shutdown costs	3	—
Total charges	$54	$236

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Cost of products sold	$13	$—
Marketing, selling and administrative	1	—
Research and development	20	72
Other income (net)	20	164
Total charges	$54	$236

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Liability at January 1	$186	$114

Charges	20	170
Change in estimates	—	(6)
Provision for restructuring	20	164
Foreign currency translation	5	1
Spending	(75)	(44)
Liability at March 31	$136	$235

Note 8. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Earnings Before Income Taxes	$1,779	$1,955
Provision for Income Taxes	284	429
Effective Tax Rate	16.0%	21.9%

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

Although many aspects of the Act were not effective until 2018, additional tax expense of $2.9 billion was recognized in the fourth quarter of 2017 upon its enactment, including a $2.6 billion one-time deemed repatriation transition tax on previously untaxed post-1986 foreign earnings and profits (including related tax reserves). The accounting for the $2.6 billion was and continues to be incomplete as we do not have all of the necessary information available, prepared and analyzed to complete the accounting. However, a reasonable estimate of this tax was recorded as a provisional amount. The provisional amount was reduced by $32 million in the first quarter of 2018, and may continue to change until completed in 2018 upon finalizing the 2017 taxable income, untaxed post-1986 foreign earnings and profits and related cash and certain eligible assets of the specified foreign corporations or if additional interpretations of the relevant tax code are released.

The provisional adjustment discussed above, jurisdictional tax rates and other tax impacts attributed to R&D charges and other specified items decreased the effective tax rate by 1.2% in the first quarter of 2018 and increased the effective tax rate by 1.7% in the first quarter of 2017. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. The remaining 3.0% reduction to the effective tax rate from the prior year was due primarily to the impact of U.S. tax reform discussed above. Additional changes to the estimated annual effective tax rate may occur throughout the year due to various reasons including changes to pretax earnings mix, changes in tax reserves and interpretations of the relevant tax code.

BMS is currently under examination by a number of tax authorities, which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that new issues will be raised by tax authorities, which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time.

It is also reasonably possible that the total amount of unrecognized tax benefits at March 31, 2018 could decrease in the range of approximately $245 million to $305 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

Note 9. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2018	2017
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,486	$1,574

Weighted-average common shares outstanding - basic	1,633	1,662
Incremental shares attributable to share-based compensation plans	7	9
Weighted-average common shares outstanding - diluted	1,640	1,671

Earnings per share - basic	$0.91	$0.95
Earnings per share - diluted	0.91	0.94

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2018		December 31, 2017
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - money market and other securities	$—	$4,674	$—	$4,728
Marketable securities
Certificates of deposit	—	161	—	141
Commercial paper	—	125	—	50
Corporate debt securities	—	3,262	—	3,548
Equity investments	—	132	—	132
Derivative assets	—	10	—	13
Equity investments	82	—	67	—
Derivative liabilities	—	(77)	—	(52)

As further described in "—Note 9. Financial Instruments and Fair Value Measurements" in our 2017 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of March 31, 2018 and December 31, 2017.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

	March 31, 2018				December 31, 2017
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$161	$—	$—	$161	$141	$—	$—	$141
Commercial paper	125	—	—	125	50	—	—	50
Corporate debt securities	3,303	—	(41)	3,262	3,555	3	(10)	3,548
Equity investments(a)	—	—	—	—	31	37	(1)	67
	$3,589	$—	$(41)	$3,548	$3,777	$40	$(11)	$3,806

Equity investments(b)				214				132
Total				$3,762				$3,938

Dollars in Millions	March 31, 2018	December 31, 2017
Current marketable securities	$1,428	$1,391
Non-current marketable securities(c)	2,252	2,480
Other assets(a)	82	67
Total	$3,762	$3,938

(a)	Includes equity investments with readily determinable fair values not measured using the fair value option as of December 31, 2017.

(b)
Includes equity and fixed income funds measured using the fair value option at December 31, 2017. Refer to "—Note.1 Basis of Presentation and Recently Issued Accounting Standards" for more information.

(c)	All non-current marketable securities mature within five years as of March 31, 2018 and December 31, 2017.

Equity investments not measured at fair value and excluded from the above table were limited partnerships and other equity method investments of $82 million at March 31, 2018 and $66 million at December 31, 2017 and other equity investments without readily determinable fair values of $165 million at March 31, 2018 and $152 million at December 31, 2017. These amounts are included in Other assets.

The following table summarizes net gains recorded for equity securities held as of March 31, 2018:

Dollars in Millions	Three Months Ended March 31, 2018
Net gain recognized	$15
Less: Net gain recognized for equity securities sold	—
Net unrealized gain on securities held	$15

Qualifying Hedges and Non-Qualifying Derivatives
The following table summarizes the fair value of outstanding derivatives:

	March 31, 2018				December 31, 2017
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$755	$(15)	$—	$—	$755	$(6)
Cross-currency interest rate swap contracts	—	—	300	(16)	—	—	—	—
Foreign currency forward contracts	317	4	1,158	(26)	944	12	489	(9)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	365	6	674	(20)	206	1	1,369	(37)

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.

The following table summarizes the financial statement classification and amount of gain/(loss) recognized on hedging instruments:

	Three Months Ended March 31, 2018
Dollars in Millions	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$7
Cross-currency interest rate swap contracts	—	2
Foreign currency forward contracts	(20)	(9)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in other comprehensive loss:

Dollars in Millions	Three Months Ended March 31, 2018
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in other comprehensive loss(a)	$(38)
Reclassified to cost of products sold	20

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in other comprehensive loss	(16)

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in other comprehensive loss	(46)

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchase transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in accumulated other comprehensive income or loss and included in earnings when the hedged item affects earnings. Upon adoption of the amended guidance for derivatives and hedging, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the derivatives qualifying as cash flow hedges component of other comprehensive loss. The net gain or loss on foreign currency forward contracts are expected to be reclassified to net earnings (primarily included in cost of products sold) within the next twelve months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($1.4 billion) and Japanese yen ($425 million) at March 31, 2018. BMS terminated forward starting interest rate swap contracts in the first quarter of 2017 with an aggregate notional value of $750 million. The proceeds and related gain were not material.

The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not significant during all periods presented. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring within 60 days after the originally forecasted date or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Foreign currency forward contracts not designated as hedging instruments are used to offset exposures in certain foreign currency denominated assets, liabilities and earnings. Changes in the fair value of these derivatives are recognized in earnings as they occur.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.2 billion) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gain or loss on the remeasurement of euro debt was $46 million and $32 million for 2018 and 2017, respectively, and were recorded in the foreign currency translation component of other comprehensive loss with a related offset in long-term debt.

In January 2018, BMS entered into $300 million of cross-currency interest rate swap contracts maturing in December 2022 designated to hedge Japanese yen currency exposures of the Company's net investment in its Japan subsidiary. Contract fair value changes are recorded in the foreign currency translation component of other comprehensive loss with a related offset in Pension and other liabilities.

Fair Value Hedges — Fixed to floating interest swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Debt Obligations
Short-term debt obligations include:

Dollars in Millions	March 31, 2018	December 31, 2017
Commercial paper	$—	$299
Non-U.S. short-term borrowings	458	512
Current portion of long-term debt	1,245	—
Other	222	176
Total	$1,925	$987

The average amount of commercial paper outstanding was $76 million at a weighted-average rate of 1.3% during 2018. The maximum amount of commercial paper outstanding was $300 million with no outstanding balance at March 31, 2018.

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	March 31, 2018	December 31, 2017
Principal Value	$6,892	$6,835
Adjustments to Principal Value
Fair value of interest rate swap contracts	(15)	(6)
Unamortized basis adjustment from swap terminations	221	227
Unamortized bond discounts and issuance costs	(78)	(81)
Total	$7,020	$6,975

Current portion of long-term debt	$1,245	$—
Long-term debt	5,775	6,975

In February 2017, BMS issued $1.5 billion in senior unsecured notes in a registered public offering. Proceeds, net of discount and deferred loan issuance costs, were $1.49 billion. The fair value of long-term debt was $7.3 billion at March 31, 2018 and $7.5 billion at December 31, 2017 valued using Level 2 inputs. Interest payments were $59 million and $43 million for the three months ended March 31, 2018 and 2017, respectively, net of amounts related to interest rate swap contracts.

Note 11. RECEIVABLES

Dollars in Millions	March 31, 2018	December 31, 2017
Trade receivables	$4,617	$4,599
Less charge-backs and cash discounts	(208)	(209)
Less bad debt allowances	(35)	(43)
Net trade receivables	4,374	4,347
Prepaid and refundable income taxes	325	691
Alliance, royalties, VAT and other	984	1,262
Receivables	$5,683	$6,300

Non-U.S. receivables sold on a nonrecourse basis were $203 million and $120 million for the three months ended March 31, 2018 and 2017, respectively. Receivables from our three largest pharmaceutical wholesalers in the U.S. represented 66% and 65% of total trade receivables at March 31, 2018 and December 31, 2017, respectively.

Note 12. INVENTORIES

Dollars in Millions	March 31, 2018	December 31, 2017
Finished goods	$417	$384
Work in process	932	931
Raw and packaging materials	306	273
Total inventories	$1,655	$1,588

Inventories	$1,231	$1,166
Other assets	424	422

Other assets include inventory expected to remain on hand beyond one year in both periods.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2018	December 31, 2017
Land	$100	$100
Buildings	4,955	4,848
Machinery, equipment and fixtures	3,099	3,059
Construction in progress	1,005	980
Gross property, plant and equipment	9,159	8,987
Less accumulated depreciation	(4,099)	(3,986)
Property, plant and equipment	$5,060	$5,001

Depreciation expense was $113 million and $166 million for the three months ended March 31, 2018 and 2017, respectively.

Note 14. OTHER INTANGIBLE ASSETS

Dollars in Millions	March 31, 2018	December 31, 2017
Licenses	$519	$567
Developed technology rights	2,357	2,357
Capitalized software	1,383	1,381
IPRD	32	32
Gross other intangible assets	4,291	4,337
Less accumulated amortization	(3,175)	(3,127)
Other intangible assets	$1,116	$1,210

Amortization expense was $46 million and $47 million for the three months ended March 31, 2018 and 2017, respectively.

A $64 million impairment charge was recorded in other income (net) in 2018 for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a phase II clinical study.

Note 15. ACCRUED LIABILITIES

Dollars in Millions	March 31, 2018	December 31, 2017
Rebates and returns	$2,210	$2,024
Employee compensation and benefits	397	869
Research and development	728	783
Dividends	654	654
Royalties	252	285
Branded Prescription Drug Fee	319	303
Restructuring	113	155
Pension and postretirement benefits	40	40
Litigation and other settlements	35	38
Other	813	863
Accrued liabilities	$5,561	$6,014

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2016	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170
Accounting change - cumulative effect					(787)
Adjusted balance at January 1, 2017	2,208	$221	$1,725	$(2,503)	$32,726	536	$(16,779)	$170
Net earnings	—	—	—	—	1,574	—	—	11
Other comprehensive income	—	—	—	89	—	—	—	—
Cash dividends declared	—	—	—	—	(642)	—	—	—
Stock repurchase program	—	—	(400)	—	—	29	(1,600)	—
Stock compensation	—	—	12	—	—	(4)	(7)	—
Variable interest entity	—	—	—	—	—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(3)
Balance at March 31, 2017	2,208	$221	$1,337	$(2,414)	$33,658	561	$(18,386)	$119

Balance at December 31, 2017	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
Accounting change - cumulative effect(a)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	$221	$1,898	$(2,323)	$31,492	575	$(19,249)	$106
Net earnings	—	—	—	—	1,486	—	—	9
Other comprehensive income	—	—	—	89	—	—	—	—
Cash dividends declared	—	—	—	—	(655)	—	—	—
Stock repurchase program	—	—	—	—	—	3	(166)	—
Stock compensation	—	—	18	—	—	(4)	(18)	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2018	2,208	$221	$1,916	$(2,234)	$32,323	574	$(19,433)	$113

(a)	Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

BMS has a stock repurchase program authorized by its Board of Directors allowing for repurchases in the open market or through private transactions, including plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method. BMS repurchased approximately 2.6 million shares for $167 million during the three months ended March 31, 2018.

BMS repurchased $2 billion of its common stock in 2017 through accelerated share repurchase agreements. The agreements were funded through a combination of debt and cash.

The components of other comprehensive income/(loss) were as follows:

	2018			2017
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$(38)	$6	$(32)	$(18)	$7	$(11)
Reclassified to net earnings(a)	20	(7)	13	(22)	4	(18)
Derivatives qualifying as cash flow hedges	(18)	(1)	(19)	(40)	11	(29)

Pension and postretirement benefits:
Actuarial gains/(losses)	112	(24)	88	58	(18)	40
Amortization(b)	20	(3)	17	19	3	22
Settlements(b)	31	(7)	24	33	(12)	21
Pension and postretirement benefits	163	(34)	129	110	(27)	83

Available-for-sale securities:
Unrealized gains/(losses)	(32)	6	(26)	9	(3)	6

Foreign currency translation	(7)	12	5	21	8	29

Total Other Comprehensive Income/(Loss)	$106	$(17)	$89	$100	$(11)	$89

(a)	Included in cost of products sold

(b)	Included in other income (net)

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	March 31, 2018	December 31, 2017
Derivatives qualifying as cash flow hedges	$(38)	$(19)
Pension and other postretirement benefits	(1,754)	(1,883)
Available-for-sale securities	(28)	32
Foreign currency translation	(414)	(419)
Accumulated other comprehensive loss	$(2,234)	$(2,289)

Note 17. RETIREMENT BENEFITS

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Service cost – benefits earned during the year	$7	$6
Interest cost on projected benefit obligation	46	48
Expected return on plan assets	(109)	(103)
Amortization of prior service credits	(1)	(1)
Amortization of net actuarial loss	21	21
Curtailments and settlements	31	33
Net periodic pension benefit cost/(credit)	$(5)	$4

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $434 million at March 31, 2018 and $456 million at December 31, 2017. Defined contribution plan expense in the U.S. was approximately $40 million in both periods. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

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
INTELLECTUAL PROPERTY
Plavix* - Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Company and Apotex have settled the Apotex case, and the case was dismissed. The Australian government has intervened in this matter and is seeking maximum damages up to 449 million AUD ($346 million), plus interest, which would be split between the Company and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. The Company and Sanofi have disputed that the Australian government is entitled to any damages and the Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2018.
Sprycel - Europe
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

Anti-PD-1 Antibody Patent Oppositions and Litigation
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship on up to five related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. While an adverse decision in this litigation would not result in monetary liability for the Company, it could decrease potential future licensing revenue from these patents. A trial has been scheduled for December 2018.
Eliquis Patent Litigation - U.S.
In 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed abbreviated new drug applications (aNDAs) seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia. In August 2017, the United States Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is the Company’s basis for projected LOE, from February 2023 to November 2026. The Company has settled lawsuits with a number of aNDA filers through April 2018. The settlements do not affect the Company’s projected LOE for Eliquis.
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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Over 5,000 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries have been filed in state and federal courts in various states including California, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multi-district litigation (MDL) to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. Following the United States Supreme Court’s June 2017 reversal of a California Supreme Court decision that had held that the California state courts can exercise personal jurisdiction over the claims of non-California residents, over 3,300 out-of-state resident plaintiffs' claims (including spouses and beneficiaries) previously pending in the California state court have been dismissed. Some number of these California non-resident plaintiffs’ claims may be re-filed in federal court. After the Company filed summary judgment motions in all of the remaining cases, law firms representing a majority of the remaining cases represented to the various courts that they will withdraw from or discontinue all or most of their cases. The resolution of these remaining lawsuits is not expected to have a material impact on the Company.
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 500 separate lawsuits pending on behalf of approximately 2,000 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. The plaintiffs in the MDL appealed to the U.S. Court of Appeals for the Ninth Circuit. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case for further proceedings. The JCCP plaintiffs have appealed to the California Court of Appeal and their appeal remains pending. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca.

Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 900 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida. The first MDL trial is currently scheduled to take place in June 2018.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. The claims are pending in an MDL in the United States District Court for the Southern District of New York and in state courts. As of April 2018, there are over 50 cases pending in the MDL and state courts in the United States and one pending in Canada. Over 200 cases have been dismissed with prejudice by the MDL. Plaintiffs have appealed some of the dismissed cases to the Second Circuit Court of Appeals.
Onglyza*
The Company and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of April 2018, claims are pending in state and federal court on behalf of over 200 individuals who allege they ingested the product and suffered an injury. A significant majority of these claims are pending in federal courts. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the United States District Court for the Eastern District of Kentucky.  As part of the Company’s global diabetes business divestiture, the Company sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.
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
SECURITIES LITIGATION
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against the Company, the Company’s Chief Executive Officer, Giovanni Caforio, the Company’s Chief Financial Officer, Charles A. Bancroft and certain former and current executives of the Company. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for the Company’s disclosures related to the CheckMate -026 clinical trial in lung cancer. The Company intends to defend itself vigorously in this litigation.
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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $63 million at March 31, 2018, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

Our revenues increased by 5% for the three months ended March 31, 2018 as a result of higher demand for our prioritized brands including Opdivo and Eliquis partially offset by increased competition for established brands. Foreign exchange contributed 4% to the revenue growth. The $0.03 decrease in GAAP EPS was largely due to a patent infringement litigation settlement in the first quarter of 2017 related to Merck's PD-1 antibody Keytruda* (pembrolizumab). This was partially offset by higher royalties and licensing income and lower restructuring and early site exit costs. After adjusting for litigation settlements and other specified items, non-GAAP EPS increased $0.10 due to higher royalties and licensing income, a lower tax rate and less shares outstanding. Cost savings resulting from our transformation initiatives continue to be redeployed in R&D and other areas of higher priorities.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2018	2017
Total Revenues	$5,193	$4,929

Diluted Earnings Per Share
GAAP	$0.91	$0.94
Non-GAAP	0.94	0.84
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

Significant Product and Pipeline Approvals
The following is a summary of significant approvals received in 2018:

Product	Date	Approval

Opdivo+Yervoy	April 2018	FDA approval of Opdivo+Yervoy combination for previously untreated patients with intermediate and poor-risk advanced RCC.

Orencia	February 2018	Approval in Japan for an intravenously administered treatment of moderate to severe polyarticular JIA in patients two years of age and older.

Yervoy	January 2018	EC approval of advanced (unresectable or metastatic) melanoma in pediatric patients 12 years of age and older.
Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2018.

Acquisition and Licensing Arrangements
Acquisition and licensing arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrosis. Significant transactions entered into in 2018 are summarized below. Refer to "Item 1. Financial Statements—Note 4. Alliances" for further information.
Nektar: In the second quarter of 2018, BMS and Nektar commenced a worldwide license and collaboration for the development and commercialization of NKTR-214, Nektar’s investigational immuno-stimulatory therapy.
Janssen: In the second quarter of 2018, BMS and Janssen Pharmaceuticals, Inc. commenced a worldwide collaboration for the development and commercialization of a Factor Xla program including BMS’s Factor Xla inhibitor, BMS-986166, an investigational anticoagulant compound being studied for the prevention and treatment of major thrombotic conditions.

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended March 31,
	Total Revenues		2018 vs. 2017
Dollars in Millions	2018	2017	Total Change	Foreign Exchange(b)
United States	$2,778	$2,738	1%	—
Europe	1,406	1,146	23%	15%
Rest of the World	873	925	(6)%	3%
Other(a)	136	120	13%	N/A
Total	$5,193	$4,929	5%	4%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased due to higher demand for Opdivo and Eliquis partially offset by lower demand for established brands. Average U.S. net selling prices were approximately 2% lower as additional discounts, charge-backs and rebates exceeded list price increases in the three months ended March 31, 2018 compared to the prior year period. Refer to “—Product Revenues” below for additional information.
Europe revenues increased due to higher demand for Opdivo and Eliquis and favorable foreign exchange partially offset by lower demand for established brands due to increased competition.
Rest of the World revenues decreased due to lower demand for established brands due to increased competition partially offset by higher demand for Opdivo.
No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2018 or 2017. Our business is typically not seasonal.

GTN Adjustments
The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2018	2017	% Change
Gross product sales	$6,701	$5,862	14%
GTN adjustments
Charge-backs and cash discounts	(583)	(438)	33%
Medicaid and Medicare rebates	(557)	(384)	45%
Other rebates, returns, discounts and adjustments	(589)	(460)	28%
Total GTN adjustments	(1,729)	(1,282)	35%
Net product sales	$4,972	$4,580	9%

GTN adjustments percentage	26%	22%	4%
U.S.	34%	28%	6%
Non-U.S.	13%	12%	1%
Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $50 million and $49 million in the three months ended March 31, 2018 and 2017, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2018	2017	% Change
Prioritized Brands
Opdivo	$1,511	$1,127	34%
U.S.	938	761	23%
Non-U.S.	573	366	57%

Eliquis	1,506	1,101	37%
U.S.	885	699	27%
Non-U.S.	621	402	54%

Orencia	593	535	11%
U.S.	385	362	6%
Non-U.S.	208	173	20%

Sprycel	438	463	(5)%
U.S.	214	247	(13)%
Non-U.S.	224	216	4%

Yervoy	249	330	(25)%
U.S.	162	243	(33)%
Non-U.S.	87	87	—

Empliciti	55	53	4%
U.S.	37	36	3%
Non-U.S.	18	17	6%

Established Brands
Baraclude	225	282	(20)%
U.S.	10	14	(29)%
Non-U.S.	215	268	(20)%

Sustiva Franchise	84	184	(54)%
U.S.	10	153	(93)%
Non-U.S.	74	31	**

Reyataz Franchise	124	193	(36)%
U.S.	51	88	(42)%
Non-U.S.	73	105	(30)%

Hepatitis C Franchise	3	162	(98)%
U.S.	5	42	(88)%
Non-U.S.	(2)	120	**

Other Brands	405	499	(19)%
U.S.	81	93	(13)%
Non-U.S.	324	406	(20)%

Total Revenues	5,193	4,929	5%
U.S.	2,778	2,738	1%
Non-U.S.	2,415	2,191	10%
**    Change in excess of 100%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•	U.S. revenues increased due to higher demand, primarily due to approvals for additional indications. In the future, we expect competition to continue for the lung indication.

•	International revenues increased due to higher demand as a result of approvals for additional indications, launches in new countries and favorable foreign exchange.
Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. and international revenues increased due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains.

•	The increase in U.S. revenues was partially offset by lower average net selling prices.

•	International revenues also increased due to favorable foreign exchange.
Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased due to higher average net selling prices and demand.

•	International revenues increased due to higher demand and favorable foreign exchange.
Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues decreased due to retail inventory workdown and lower average net selling prices.

•	International revenues increased due to foreign exchange.
Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues decreased due to lower demand primarily due to the introduction of Opdivo for the treatment of adjuvant melanoma.
Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues continued to decrease due to lower demand resulting from increased competition.
Sustiva (efavirenz) Franchise — a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV, which includes Sustiva, an antiretroviral drug, and bulk efavirenz, which is also included in the combination therapy, Atripla*.

•
The LOE for Sustiva in the U.S. occurred in December 2017. Gilead terminated BMS's participation in the U.S. and Canada joint venture following the launch of a generic version of Sustiva in the U.S. As a result, BMS's share of Atripla* revenues will further decline during the next three years.

•	International revenues include $52 million of U.S. Atripla* royalty revenue.
Reyataz (atazanavir sulfate) Franchise — Includes Reyataz - a protease inhibitor for the treatment of HIV and Evotaz (atazanavir 300 mg and cobicistat 150 mg) - a combination therapy containing Reyataz and Tybost* (cobicistat).

•	The LOE for Reyataz in the U.S. occurred in December 2017.

•	International revenues continued to decrease due to lower demand.
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

•
International revenues decreased primarily due to lower Plavix* royalties as a result of the adoption of amended revenue guidance in 2018, the December 2017 expiration of rights to Abilify* in Canada and continued generic erosion for other brands.

Estimated End-User Demand
Pursuant to the SEC Consent Order described in our 2017 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. At March 31, 2018, Daklinza had 4.6 months of inventory on hand in the U.S. as a result of minimum required stock levels to support patient demand. We expect inventory on hand levels of Daklinza to exceed one month over the near term. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at December 31, 2017.
Dafalgan, an analgesic product sold principally in Europe, had 1.3 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at September 30, 2017. The level of inventory on hand was primarily attributable to France to support product seasonality.
Efferalgan, an analgesic product sold principally in Europe, had 1.5 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at September 30, 2017. The level of inventory on hand was primarily attributable to France to support product seasonality.
Fervex, a cold and flu product, had 2.1 months of inventory on hand at direct customers compared to 3.0 months of inventory on hand at September 30, 2017. The level of inventory on hand was attributable to France to support product seasonality.
Daklinza, a Hepatitis C product, had 1.4 months of inventory on hand internationally at direct customers compared to 0.9 months of inventory on hand at September 30, 2017. The level of inventory on hand was primarily attributable to an impending price reduction in Russia.
Sustiva, an HIV product, had 2.4 months of inventory on hand at direct customers compared to 0.9 months of inventory on hand at September 30, 2017. The level of inventory on hand was attributable to low volume in-market sales in Canada.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended March 31, 2018 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2018	2017	% Change
Cost of products sold	$1,584	$1,265	25%
Marketing, selling and administrative	980	1,085	(10)%
Research and development	1,250	1,303	(4)%
Other income (net)	(400)	(679)	(41)%
Total Expenses	$3,414	$2,974	15%
Cost of products sold increased due to higher Eliquis profit sharing of $191 million and to a lesser extent foreign currency and hedge settlements.
Marketing, selling and administrative expenses decreased due to lower advertising, promotion, and marketing expenses, lower branded prescription drug fee, and lower costs attributed to transformation initiatives.
Research and development decreased due to lower IPRD impairments and early site exit costs.
Significant charges included in R&D expense were as follows:

	Three Months Ended March 31,
Dollars in Millions	2018		2017
Cormorant	$60	(b)	$—
PsiOxus	—		50	(a)
License and asset acquisition charges	60		50

IPRD impairments	—		75

Site exit costs and other	20		72
(a)    Upfront payment
(b)    Milestone payment

•	License and asset acquisition charges resulted from strategic transactions to acquire or license certain investigational oncology compounds.

•	IPRD impairment charges were related to the discontinued development of an investigational compound, which was part of our alliance with F-Star Alpha in 2017.

•
Site exit costs and other charges resulted from the expected exit of R&D sites in the U.S. through 2020 primarily due to the reduction in the estimated useful lives of the related assets for each site.

Other income (net) decreased due to a patent litigation infringement settlement in 2017 and lower divestiture gains, partially offset by higher royalty and licensing income and restructuring charges.

Items included in other income (net) were as follows:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Interest expense	$46	$45
Investment income	(36)	(26)
Equity investment gains	(15)	(7)
Provision for restructuring	20	164
Litigation and other settlements	—	(484)
Equity in net income of affiliates	(24)	(18)
Divestiture gains	(45)	(127)
Royalties and licensing income	(367)	(199)
Transition and other service fees	(4)	(7)
Pension and postretirement	(11)	1
Intangible asset impairment	64	—
Other	(28)	(21)
Other income (net)	$(400)	$(679)

•	Equity investment gains include all fair value adjustments due to the adoption of amended guidance for the recognition and measurement of financial assets and liabilities in 2018.

•
Restructuring charges relate to changes to the Company's operating model to drive continued success in the near- and long-term through a more focused investment in commercial opportunities for key brands and markets, a competitive and more agile R&D organization that can accelerate the pipeline, streamline operations and realign manufacturing capabilities that broaden biologics capabilities to reflect the current and future portfolio as well as streamline and simplify our small-molecule supply network. The new operating model is expected to enable the Company to deliver the strategic, financial and operational flexibility necessary to invest in the highest priorities across the Company. Aggregate restructuring charges of approximately $150 million are expected to be incurred in 2018 for all actions in addition to accelerated depreciation impacts resulting from early site exits.

•	Litigation and other settlements include $481 million for BMS's share of a patent-infringement settlement related to Merck's PD-1 antibody Keytruda* in 2017.

•	Divestiture gains includes contingent consideration of $100 million received for the diabetes business divestiture in 2017.

•
Royalties and licensing income includes additional consideration of $50 million to amend the royalty terms for an out-licensing arrangement and higher Diabetes business divestiture and Keytruda* royalties in 2018.

•	Pension and postretirement includes the net periodic cost (credit) for pension and post-retirement benefit plans including settlement and curtailment charges.

•
Intangible asset impairments include $64 million in 2018 for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a phase II clinical study.

Refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards, Note 6. Other Income (Net), Note 7. Restructuring and Note 10. Financial Instruments and Fair Value Measurements" for further information.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Earnings Before Income Taxes	$1,779	$1,955
Provision for Income Taxes	284	429
Effective Tax Rate	16.0%	21.9%

As discussed in more detail in "Item 1. Financial Statements—Note 8. Income Taxes", the decrease in the effective tax rate by 5.9 percentage points was primarily due to new U.S. tax reform legislation known as the Tax Cuts and Jobs Act of 2017 (the Act) enacted on December 22, 2017. The Act moves from a worldwide tax system to a quasi-territorial tax system and comprises broad and complex changes to the U.S. tax code. A reduction to the provisional repatriation transition tax in 2018 and jurisdictional tax rates attributed to R&D charges and other specified items also impacted the effective tax rates. Additional changes to the effective tax rate may occur throughout the year due to various reasons including further changes to the provisional repatriation tax, pretax earnings mix, tax reserves and revised interpretations of the relevant tax code.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including restructuring costs; accelerated depreciation and impairment of property, plant and equipment and intangible assets; R&D charges in connection with the acquisition or licensing of third-party intellectual property rights; divestiture, equity investment and debt redemption gains or losses; pension charges; and legal and other contractual settlements, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Impairment charges	$10	$—
Accelerated depreciation and other shutdown costs	3	—
Cost of products sold	13	—

Marketing, selling and administrative	1	—

License and asset acquisition charges	60	50
IPRD impairments	—	75
Site exit costs and other	20	72
Research and development	80	197

Equity investment gains	(15)	—
Provision for restructuring	20	164
Litigation and other settlements	—	(481)
Divestiture gains	(43)	(100)
Royalties and licensing income	(50)	—
Pension charges	31	33
Intangible asset impairment	64	—
Other income (net)	7	(384)

Increase/(decrease) to pretax income	101	(187)

Income taxes on items above	(8)	72
U.S. tax reform provisional amount adjustment	(32)	—
Income taxes	(40)	72

Increase/(decrease) to net earnings	61	(115)
Noncontrolling interest	—	(59)
Increase/(decrease) to net earnings used for Diluted Non-GAAP EPS calculation	$61	$(174)

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2018	2017
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,486	$1,574
Specified Items	61	(174)
Net Earnings Attributable to BMS used for Diluted EPS Calculation – Non-GAAP	$1,547	$1,400

Average Common Shares Outstanding – Diluted	1,640	1,671

Diluted EPS Attributable to BMS – GAAP	$0.91	$0.94
Diluted EPS Attributable to Specified Items	0.03	(0.10)
Diluted EPS Attributable to BMS – Non-GAAP	$0.94	$0.84

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	March 31, 2018	December 31, 2017
Cash and cash equivalents	$5,342	$5,421
Marketable securities – current	1,428	1,391
Marketable securities – non-current	2,252	2,480
Total cash, cash equivalents and marketable securities	9,022	9,292
Short-term debt obligations	(1,925)	(987)
Long-term debt	(5,775)	(6,975)
Net cash position	$1,322	$1,330

Cash, cash equivalents and marketable securities held in the U.S. were approximately $4.4 billion at March 31, 2018. Most of the remaining $4.6 billion is held primarily in low-tax jurisdictions and is subject to restrictions or withholding taxes in certain jurisdictions. We are subject to a one-time deemed repatriation transition tax of $2.6 billion which will be payable over eight years as a result of U.S. tax reform beginning in 2018. However, we expect to have more flexibility in accessing cash and future cash that may be generated in foreign subsidiaries. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, deemed repatriation transition tax and $1.25 billion of long-term debt maturing in 2019.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

The Company repurchased $167 million of common stock in 2018 through Rule 10b5-1 plans. The average amount of commercial paper outstanding was $76 million at a weighted-average rate of 1.3% during 2018. The maximum amount of commercial paper outstanding was $300 million with no outstanding balance at March 31, 2018.

Dividend payments were $653 million and $655 million in the three months ended March 31, 2018 and 2017, respectively. Dividends declared per common share were $0.40 and $0.39 in the three months ended March 31, 2018 and 2017, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were $1.1 billion in 2017 and are expected to be approximately $1.0 billion in 2018 and $850 million in 2019. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019. We also paid $1.85 billion to Nektar in the second quarter of 2018 for certain collaboration rights and 8.3 million shares of its common stock.

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

We currently have three separate revolving credit facilities totaling $5.0 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364-day $2.0 billion facility expires in March 2019 and our two $1.5 billion facilities were extended to October 2021 and July 2022. Our two $1.5 billion, five-year facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at March 31, 2018 or December 31, 2017.

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

Cash Flows
The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2018	2017
Cash flow provided by/(used in):
Operating activities	$1,175	$861
Investing activities	(43)	(203)
Financing activities	(1,222)	(1,013)
Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections continue to be impacted by longer payment terms for certain biologic products in the U.S., primarily our newer oncology products including Opdivo, Yervoy and Empliciti (90 days to 120 days). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $314 million change in cash flow from operating activities compared to 2017 was primarily attributable to:

•	Timing of cash collections and payments in the ordinary course of business of approximately $800 million;
Partially offset by:

•	Lower litigation settlement proceeds of approximately $500 million related to Merck's PD-1 antibody Keytruda* in 2017.
Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $160 million change in cash flow from investing activities compared to 2017 was primarily attributable to:

•	Higher net sales of marketable securities with maturities greater than 90 days of approximately $200 million; and

•
Higher business divestiture proceeds of approximately $100 million primarily due to the sale of the small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek in 2018.

Partially offset by:

•	Higher net acquisition and other payments of approximately $200 million primarily due to a Flexus contingent consideration payment.
Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $209 million change in cash flow from financing activities compared to 2017 was primarily attributable to:

•	Lower net borrowings of $2.0 billion primarily to fund the repurchase of common stock in 2017.
Partially offset by:

•	Lower repurchases of common stock of $1.8 billion primarily due to the accelerated share repurchase agreements in 2017.

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

Product	Indication	Date	Developments
Opdivo	NSCLC	April 2018
Announced that the pivotal, randomized Phase III CheckMate-078 trial evaluating Opdivo versus docetaxel in a predominantly Chinese population with previously treated advanced NSCLC demonstrated superior overall survival benefit in the primary endpoint regardless of PD-L1 expression or tumor histology.

	SCCHN	April 2018
Announced two-year OS data from CheckMate-141, a Phase III study, evaluating Opdivo compared with investigator’s choice chemotherapy (cetuximab, docetaxel or methotrexate) in patients with recurrent or metastatic SCCHN after failure on platinum-based therapy.

	SCLC	April 2018	Announced FDA accepted the Company's sBLA for priority review to treat patients with SCLC whose disease has progressed after two or more prior lines of therapy. The FDA action date is August 16, 2018.
	Various	April 2018
EC approval of an every four-week (Q4W) Opdivo dosing schedule of 480 mg infused over 60 minutes as an option for patients with advanced melanoma and previously treated RCC as well as the approval of a two-week Opdivo dosing option of 240 mg infused over 30 minutes to replace weight-based dosing for all six approved monotherapy indications in the EU.

March 2018
FDA approval the Company's sBLA to update Opdivo dosing to include 480 mg infused every four weeks for a majority of approved indications as well as a shorter 30 minute infusion across all approved indications.

Opdivo+Yervoy	CRC	March 2018
Announced FDA accepted the Company's sBLA for priority review for the treatment of adults with MSI-H or dMMR mCRC that has progressed following treatment with a fluoropyrimidine, oxaliplatin, and irinotecan. The FDA action date is July 10, 2018.

	NSCLC	April 2018
Announced initial results from the pivotal Phase III CheckMate-227 study in which the Opdivo+ low-dose Yervoy combination reduced the risk of progression or death by 42% versus chemotherapy in previously untreated NSCLC patients with high TMB.

	RCC	April 2018	FDA approval of Opdivo+Yervoy combination for previously untreated patients with intermediate and poor-risk advanced RCC.

Eliquis	NVAF	March 2018
Announced findings from the largest real-world data analysis of NVAF patients receiving direct oral anticoagulants showing that Eliquis is associated with lower rates of stroke or systemic embolism and major bleeding than rivaroxaban or dabigatran.

Orencia	JIA	February 2018	Approval in Japan for an intravenously administered treatment of moderate to severe polyarticular JIA in patients two years of age and older.

Yervoy	Melanoma	January 2018	EC approval of advanced (unresectable or metastatic) melanoma in pediatric patients 12 years of age and older.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2018. For information regarding the impact of recently adopted accounting standards, refer to "—Note.1 Basis of Presentation and Recently Issued Accounting Standards".

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this report and in the 2017 Annual Report on Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2018	1,115,487	$62.30	1,093,965	$1,593
February 1 to 28, 2018	550,193	64.74	521,341	1,559
March 1 to 31, 2018	2,259,175	66.89	972,505	1,495
Three months ended March 31, 2018	3,924,855		2,587,811

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock and in June 2012 increased its authorization for the repurchase of common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of common stock. The stock repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 16. Equity" for information on the accelerated share repurchase agreements.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Bristol-Myers Squibb and Gilead Sciences, LLC; Plavix is a trademark of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Erbitux is a trademark of ImClone LLC; Onglyza is a trademark of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; and Tybost is a trademark of Gilead Sciences Ireland UC and/or one of its affiliates. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
AstraZeneca	AstraZeneca PLC
CML	chronic myeloid leukemia
CRC	colorectal cancer
dMMR	DNA mismatch repair deficient
EC	European Commission
EMA	European Medicines Agency
EPO	European Patent Office
EPS	earnings per share
EU	European Union
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Flexus	Flexus Biosciences, Inc.
F-Star Alpha	F-Star Alpha Ltd.
GAAP	U.S. generally accepted accounting principles
Gilead	Gilead Sciences, Inc.
GTN	gross-to-net
HIV	human immunodeficiency virus
HNC	head and neck cancer
IO	immuno-oncology
IPRD	in-process research and development
JIA	juvenile idiopathic arthritis
LOE	loss of exclusivity
mCRC	metastatic colorectal cancer
Merck	Merck & Co., Inc.
MSI-H	microsatellite instability-high
Nektar	Netkar Therapeutics
NKT	natural killer T cells
NSCLC	non-small cell lung cancer
NVAF	non-valvular atrial fibrillation
OTC	over-the-counter
PD-1	programmed cell death protein 1
PD-L1	programmed death-ligand 1
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018
R&D	research and development
RA	rheumatoid arthritis
RCC	renal cell carcinoma
sBLA	supplemental Biologics License Application
SCCHN	squamous cell carcinoma of the head and neck
SCLC	small cell lung cancer
SEC	Securities and Exchange Commission
SK Biotek	SK Biotek Co., Ltd.
TMB	tumor mutational burden
U.S.	United States
UK	United Kingdom

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 26, 2018	By:	/s/ Giovanni Caforio
Giovanni Caforio Chairman of the Board and Chief Executive Officer

Date:	April 26, 2018	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer