Form 10-Q
period 2018-06-30
BRISTOL MYERS SQUIBB CO
filed 2018-07-26
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number:              1-1136

 BRISTOL-MYERS SQUIBB COMPANY
(Exact name of registrant as specified in its charter)

Delaware	22-0790350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 E. 29th Street, 14FL, New York, N.Y. 10016
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
At June 30, 2018, there were 1,631,876,909 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
JUNE 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	38

Item 4.
Controls and Procedures	38

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	38

Item 1A.
Risk Factors	38

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.
Exhibits	39

Summary of Abbreviated Terms	40
Signatures	41

*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2018	2017	2018	2017
Net product sales	$5,461	$4,770	$10,433	$9,350
Alliance and other revenues	243	374	464	723
Total Revenues	5,704	5,144	10,897	10,073

Cost of products sold	1,625	1,569	3,209	2,834
Marketing, selling and administrative	1,131	1,187	2,111	2,272
Research and development	2,435	1,679	3,685	2,982
Other income (net)	(4)	(586)	(404)	(1,265)
Total Expenses	5,187	3,849	8,601	6,823

Earnings Before Income Taxes	517	1,295	2,296	3,250
Provision for Income Taxes	135	373	419	802
Net Earnings	382	922	1,877	2,448
Noncontrolling Interest	9	6	18	(42)
Net Earnings Attributable to BMS	$373	$916	$1,859	$2,490

Earnings per Common Share
Basic	$0.23	$0.56	$1.14	$1.51
Diluted	0.23	0.56	1.13	1.50

Cash dividends declared per common share	$0.40	$0.39	$0.80	$0.78

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2018	2017	2018	2017
Net Earnings	$382	$922	$1,877	$2,448
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	85	(31)	66	(60)
Pension and postretirement benefits	43	(27)	172	56
Available-for-sale securities	(7)	13	(33)	19
Foreign currency translation	(221)	(8)	(216)	21
Other Comprehensive Income	(100)	(53)	(11)	36

Comprehensive Income	282	869	1,866	2,484
Noncontrolling Interest	9	6	18	(42)
Comprehensive Income Attributable to BMS	$273	$863	$1,848	$2,526
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	June 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$4,999	$5,421
Marketable securities	1,076	1,391
Receivables	5,559	6,300
Inventories	1,242	1,166
Prepaid expenses and other	998	576
Total Current Assets	13,874	14,854
Property, plant and equipment	5,080	5,001
Goodwill	6,683	6,863
Other intangible assets	1,090	1,210
Deferred income taxes	1,517	1,610
Marketable securities	2,117	2,480
Other assets	2,280	1,533
Total Assets	$32,641	$33,551

LIABILITIES
Current Liabilities:
Short-term debt obligations	$1,716	$987
Accounts payable	1,873	2,248
Accrued liabilities	5,828	6,014
Deferred income	88	83
Income taxes payable	373	231
Total Current Liabilities	9,878	9,563
Deferred income	501	454
Income taxes payable	3,107	3,548
Pension and other liabilities	1,066	1,164
Long-term debt	5,671	6,975
Total Liabilities	20,223	21,704

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	1,966	1,898
Accumulated other comprehensive loss	(2,334)	(2,289)
Retained earnings	32,044	31,160
Less cost of treasury stock	(19,580)	(19,249)
Total Bristol-Myers Squibb Company Shareholders’ Equity	12,317	11,741
Noncontrolling interest	101	106
Total Equity	12,418	11,847
Total Liabilities and Equity	$32,641	$33,551
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net earnings	$1,877	$2,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	300	404
Deferred income taxes	(37)	21
Stock-based compensation	106	99
Impairment charges	104	219
Pension settlements and amortization	104	107
Divestiture gains and royalties	(497)	(411)
Asset acquisition charges	85	200
Loss/(gain) on equity investments	341	(12)
Other adjustments	(27)	111
Changes in operating assets and liabilities:
Receivables	112	(454)
Inventories	(122)	(58)
Accounts payable	(101)	(85)
Deferred income	92	(2)
Income taxes payable	216	465
Other	(321)	(607)
Net Cash Provided by Operating Activities	2,232	2,445
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,080	2,283
Purchase of marketable securities	(447)	(3,041)
Capital expenditures	(437)	(539)
Divestiture and other proceeds	583	389
Acquisition and other payments	(1,170)	(319)
Net Cash Used in Investing Activities	(391)	(1,227)
Cash Flows From Financing Activities:
Short-term debt obligations, net	(546)	300
Issuance of long-term debt	—	1,488
Repayment of long-term debt	(5)	(474)
Repurchase of common stock	(320)	(2,000)
Dividends	(1,307)	(1,298)
Other	(59)	(35)
Net Cash Used in Financing Activities	(2,237)	(2,019)
Effect of Exchange Rates on Cash and Cash Equivalents	(26)	34
Decrease in Cash and Cash Equivalents	(422)	(767)
Cash and Cash Equivalents at Beginning of Period	5,421	4,237
Cash and Cash Equivalents at End of Period	$4,999	$3,470
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2018 and December 31, 2017, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Certain prior period amounts were reclassified to conform to the current period presentation. Loss/(gain) on equity investments previously presented in Other adjustments in the consolidated statements of cash flows is now presented separately. The reclassification provides a more detailed financial statement presentation.

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

The timing of recognizing revenue for typical net product sales to our customers did not significantly change. However, transaction prices are no longer required to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event. As a result, certain revenue previously deferred under the prior standard because the transaction price was not fixed or determinable is now accounted for as variable consideration and might be recognized earlier provided such terms are sufficient to reliably estimate the ultimate price expected to be realized.

Estimated future royalties and contingent fees related to certain alliance arrangements are now recognized prior to the third party sale or event occurring to the extent it is probable that a significant reversal in the amount of estimated cumulative revenue will not occur. The new guidance pertaining to the separation of licensing rights and related fee recognition did not significantly change the timing of recognizing revenue in our existing alliance arrangements that are currently generating revenue. The timing of royalties, sales-based milestones and other forms of contingent consideration resulting from the divestiture of businesses as well as royalties and sales-based milestones from licensing arrangements did not change.

The cumulative effect of the accounting change resulted in recognizing contract assets of $214 million and a $168 million increase in Retained earnings net of tax. The cumulative effect was primarily attributed to royalties and licensing rights reacquired by alliance partners that are expected to be received in the future and are not eligible for the licensing exclusion. As a result of the new guidance and cumulative effect adjustment, revenue was approximately $57 million and $118 million lower in the three and six months ended June 30, 2018, respectively, compared to what would have been reported under the previous guidance. Refer to "—Note 3. Revenue Recognition" for further information.

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
The cumulative effect of the accounting change resulted in recognizing contract assets of $167 million and a $130 million increase in Retained earnings net of tax. The cumulative effect was primarily attributed to royalties and termination fees for licensing rights reacquired by third parties that are expected to be received in the future and are not eligible for the licensing exclusion. As a result of the new guidance and cumulative effect adjustment, Other income (net) was approximately $5 million and $12 million lower in the three and six months ended June 30, 2018, respectively, compared to what would have been reported under the previous guidance.
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
As adjusted amounts upon adoption of the new guidance are as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Dollars in Millions	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Cost of products sold	$1,562	$1,569	$2,821	$2,834
Marketing, selling and administrative	1,167	1,187	2,241	2,272
Research and development	1,659	1,679	2,947	2,982
Other income (net)	(539)	(586)	(1,186)	(1,265)
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
Recognition and Measurement of Financial Assets and Liabilities
Amended guidance for the recognition, measurement, presentation and disclosure of financial instruments was adopted using the modified retrospective method in the first quarter of 2018. The new guidance requires that fair value adjustments for equity investments with readily determinable fair values be reported through earnings. The new guidance also requires a qualitative impairment assessment for equity investments without a readily determinable fair value based upon observable price changes and a charge through earnings if an impairment exists. The cumulative effect of the accounting change resulted in a $36 million reduction to Other Comprehensive Income and a corresponding increase to Retained earnings ($34 million net of tax). Losses related to equity investment fair value adjustments of $356 million and $341 million were recorded in Other income (net) for the three and six months ended June 30, 2018, respectively, and additional volatility is expected in future results of operations.
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

Note 3. REVENUE RECOGNITION

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Net product sales	$5,461	$4,770	$10,433	$9,350
Alliance revenues	154	237	306	461
Other revenues	89	137	158	262
Total Revenues	$5,704	$5,144	$10,897	$10,073

Net product sales represent more than 90% of the Company’s total revenue during the three and six months ended June 30, 2018 and 2017. Products are sold principally to wholesalers or distributors and to a lesser extent, directly to retailers, hospitals, clinics, government agencies and pharmacies. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product in certain non-U.S. countries after considering when the customer obtains legal title to the product and when the Company obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Wholesalers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practices in each country with the exception of certain biologic products in the U.S., including Opdivo, Yervoy and Empliciti (90 days to 120 days). Revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net (GTN) adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations and government programs such as Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price or other discounts when Medicare Part D beneficiaries are in the coverage gap. In addition, non-U.S. government programs include different pricing schemes such as cost caps, volume discounts, outcome-based pricing and pricing claw-backs determined on sales of individual companies or an aggregation of companies participating in a specific market. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer, typically within one month. All other rebates, discounts and adjustments, including Medicaid and Medicare, are reflected as a liability and settled through cash payments to the customer, typically within various time periods ranging from a few months to one year.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Gross product sales	$7,509	$6,306	$14,210	$12,168
GTN adjustments (a)
Charge-backs and cash discounts	(663)	(500)	(1,246)	(938)
Medicaid and Medicare rebates	(765)	(517)	(1,322)	(901)
Other rebates, returns, discounts and adjustments	(620)	(519)	(1,209)	(979)
Total GTN adjustments	(2,048)	(1,536)	(3,777)	(2,818)
Net product sales	$5,461	$4,770	$10,433	$9,350

(a)
Includes reductions to provisions for product sales made in prior periods resulting from changes in estimates of $60 million and $5 million in the three months ended June 30, 2018 and 2017 and $110 million and $54 million in the six months ended June 30, 2018 and 2017, respectively.

Alliance and other revenues consist primarily of amounts related to collaborations and out-licensing arrangements. Such arrangements may include the transfer of certain rights to develop or commercialize investigational compounds or products and joint obligations to provide development, distribution, promotion, sales and marketing services and clinical or commercial product supply. Each of these arrangements are evaluated for whether they represent contracts that are within the scope of the revenue recognition guidance in their entirety or contain aspects that are within the scope of the guidance, either directly or by reference based upon the application of the guidance related to the derecognition of nonfinancial assets (ASC 610). Performance obligations are identified and separated when the other party can benefit directly from the rights, goods or services either on their own or together with other readily available resources and when the rights, goods or services are not highly interdependent or interrelated.

Transaction prices for these arrangements may include fixed up-front amounts as well as variable consideration such as contingent development and regulatory milestones, sales-based milestones and royalties. The most likely amount method is used to estimate contingent development, regulatory and sales-based milestones because the ultimate outcomes are binary in nature. The expected value method is used to estimate royalties because a broad range of potential outcomes exist, except for instances in which such royalties relate to a license. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of BMS’s influence such as likelihood of regulatory success, limited availability of third party information, expected duration of time until resolution, lack of relevant past experience, historical practice of offering fee concessions and a large number and broad range of possible amounts. To the extent arrangements include multiple performance obligations that are separable, the transaction price assigned to each distinct performance obligation is reflective of the relative stand-alone selling price and recognized at a point in time upon the transfer of control.

We have three types of out-licensing arrangements: 1) straight license arrangements, when we out-license intellectual property to another party and have no further performance obligations; 2) arrangements that include a license and an additional performance obligation to supply product upon the request of the third party; and 3) collaboration arrangements, which include transferring a license to a third party to jointly develop and commercialize a product.

Most of our out-licensing arrangements have a single performance obligation satisfied upon the rights transferred to a third party with no additional continuing involvement. In arrangements that include a license plus a contingent supply obligation, the items are not combined into a single performance obligation. Transfer of control for the license occurs upon execution of the agreement. Contingent development and regulatory milestones are allocated to the license and recognized upon transfer of control subject to the constraint discussed above. Sales-based milestones and royalties are allocated to the license and recognized when the milestone is achieved or the subsequent sales occur. Consideration is received for the supply under "cost plus" arrangements, which approximate stand alone selling prices. Royalties are presented in Alliance and other revenues (excluding those related to divestitures) and contingent milestones are presented in Other income (net). Supply sales to other parties in which product rights have been transferred to the counterparty are typically distinct and are recognized at a point in time upon transfer of control and included in Alliance and other revenues.

Amounts received from collaboration partners related to upfront fees or contingent development or regulatory milestones are recognized ratably over time as the license is combined with other performance obligations such as development and commercial activities and included in Other income (net). Profit sharing amounts payable to BMS by collaboration partners are recognized in Alliance and other revenues once earned as such amounts are related to third-party sales. Supply sales to alliance partners in which product rights have been transferred to the counterparty are typically distinct and are recognized at a point in time upon transfer of control. Refer to "-Note 4. Alliances" for further information.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Prioritized Brands
Opdivo	$1,627	$1,195	$3,138	$2,322
Eliquis	1,650	1,176	3,156	2,277
Orencia	711	650	1,304	1,185
Sprycel	535	506	973	969
Yervoy	315	322	564	652
Empliciti	64	55	119	108
Established Brands
Baraclude	179	273	404	555
Sustiva Franchise	73	188	157	372
Reyataz Franchise	117	188	241	381
Hepatitis C Franchise	12	112	15	274
Other Brands	421	479	826	978
Total Revenues	$5,704	$5,144	$10,897	$10,073

United States	$3,230	$2,865	$6,008	$5,603
Europe	1,408	1,188	2,814	2,334
Rest of World	923	963	1,796	1,888
Other	143	128	279	248
Total Revenues	$5,704	$5,144	$10,897	$10,073

The following table summarizes contract assets as of June 30, 2018 and January 1, 2018:

Dollars in Millions	June 30, 2018	January 1, 2018
Prepaid expenses and other	$247	$349
Other assets	28	32
Total Contract Assets	$275	$381

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized upon the adoption of ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Contingent development and regulatory milestones from out-licensing arrangements of $1.3 billion were constrained and not recognized after considering the likelihood of a significant reversal of cumulative amount of revenue occurring. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the three and six months ended June 30, 2018. Revenue recognized from performance obligations satisfied in prior periods was approximately $150 million and $300 million in the three and six months ended June 30, 2018, consisting primarily of royalties for out-licensing arrangements and revised estimates for gross-to-net adjustments related to prior period sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Revenues from alliances:
Net product sales	$2,178	$1,699	$4,098	$3,263
Alliance revenues	154	237	306	461
Total Revenues	$2,332	$1,936	$4,404	$3,724

Payments to/(from) alliance partners:
Cost of products sold	$891	$666	$1,690	$1,287
Marketing, selling and administrative	(28)	(14)	(50)	(24)
Research and development	1,057	(1)	1,062	(1)
Other income (net)	(16)	(9)	(30)	(20)

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2018	December 31, 2017
Receivables - from alliance partners	$364	$322
Accounts payable - to alliance partners	921	875
Deferred income from alliances(a)	531	467

(a)
Includes unamortized upfront, milestone and other licensing proceeds. Amortization of deferred income (primarily related to alliances) was $32 million and $39 million for the six months ended June 30, 2018 and 2017, respectively.

The nature and purpose, significant rights and obligations of the parties and specific accounting policy elections for each of our significant alliances are discussed in our 2017 Form 10-K. Significant developments and updates related to alliances during 2018 are set forth below.
Nektar
In the second quarter of 2018, BMS and Nektar commenced a worldwide license and collaboration for the development and commercialization of NKTR-214, Nektar’s investigational immuno-stimulatory therapy designed to selectively expand specific cancer-fighting T cells and natural killer cells directly in the tumor micro-environment. The Opdivo and NKTR-214 combination therapy is currently in Phase II clinical studies. A joint development plan agreed by the parties contemplates development in various indications and tumor types with each party responsible for the supply of their own product. BMS’s share of the development costs associated with therapies comprising a BMS medicine used in combination with NKTR-214 is 67.5%, subject to certain cost caps for Nektar. The parties will also jointly commercialize the therapies, subject to regulatory approval. BMS's share of global NKTR-214 profits and losses will be 35% subject to certain annual loss caps for Nektar.

BMS paid Nektar $1.85 billion for the rights discussed above and 8.3 million shares of Nektar common stock representing a 4.8% ownership interest. BMS’s equity ownership is subject to certain lock-up, standstill and voting provisions for a five-year period. The amount of the up-front payment allocated to the equity investment was $800 million after considering Nektar’s stock price on the date of closing and current limitations on trading the securities. The remaining $1.05 billion of the upfront payment was allocated to the rights discussed above and included in research and development expense in the second quarter of 2018. BMS will also pay up to $1.8 billion upon the achievement of contingent development, regulatory and sales-based milestones over the life of the collaboration period.

Note 5. DIVESTITURES AND LICENSING ARRANGEMENTS

Divestitures

	Three Months Ended June 30,
	Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2018	2017	2018	2017	2018	2017
Manufacturing Operations	$1	$—	$—	$—	$—	$—
Diabetes Business	155	95	—	—	(165)	(80)
Erbitux* Business	50	53	—	—	(50)	(54)
Other	2	—	(25)	—	(2)	(1)
	$208	$148	$(25)	$—	$(217)	$(135)

	Six Months Ended June 30,
	Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2018	2017	2018	2017	2018	2017
Manufacturing Operations	$159	$—	$—	$—	$—	$—
Diabetes Business	243	251	—	(100)	(327)	(174)
Erbitux* Business	109	108	—	—	(97)	(108)
Other	72	30	(70)	(27)	(3)	(2)
	$583	$389	$(70)	$(127)	$(427)	$(284)

(a)	Includes royalties received subsequent to the related sale of the asset or business.
Manufacturing Operations
In the fourth quarter of 2017, BMS sold its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek for approximately $165 million, subject to certain adjustments. The transaction was accounted for as the sale of a business and proceeds of $159 million were received in 2018. SK Biotek will provide certain manufacturing services for BMS through 2022.
Diabetes Business
In the first quarter of 2017, BMS received $100 million from AstraZeneca as additional contingent consideration for the diabetes business divestiture upon achievement of a regulatory approval milestone, which was included in Other income (net).
Other Divestitures
Other divestitures include proceeds, gains and royalty income from the sale of certain mature brands. Revenues and pretax earnings related to all divestitures were not material in all periods presented.

Licensing Arrangements
Biogen
In the second quarter of 2017, BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy. Biogen paid $300 million to BMS which was included in Other income (net). BMS is also entitled to contingent development, regulatory and sales-based milestone payments of up to $410 million if achieved and future royalties. BMS originally acquired the rights to this compound in 2014 through its acquisition of iPierian. Biogen assumed all of BMS’s remaining obligations to the former stockholders of iPierian.
Roche
In the second quarter of 2017, BMS out-licensed to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy. Roche paid $170 million to BMS which was included in Other income (net). BMS is also entitled to contingent development and regulatory milestone payments of up to $205 million if achieved and future royalties.

Note 6. OTHER INCOME (NET)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Interest expense	$45	$52	$91	$97
Investment income	(38)	(29)	(74)	(55)
Loss/(gain) on equity investments	356	(5)	341	(12)
Provision for restructuring	37	15	57	179
Litigation and other settlements	(1)	(5)	(1)	(489)
Equity in net income of affiliates	(27)	(20)	(51)	(38)
Divestiture gains	(25)	—	(70)	(127)
Royalties and licensing income	(353)	(685)	(720)	(884)
Transition and other service fees	(1)	(13)	(5)	(20)
Pension and postretirement	(19)	(11)	(30)	(10)
Intangible asset impairment	—	—	64	—
Loss on debt redemption	—	109	—	109
Other	22	6	(6)	(15)
Other income (net)	$(4)	$(586)	$(404)	$(1,265)

•	Loss/(gain) on equity investments includes a $407 million fair market value adjustment related to the equity investment in Nektar in the second quarter of 2018.

•	Litigation and other settlements includes BMS's share of a patent-infringement litigation settlement of $481 million related to Merck's PD-1 antibody Keytruda* in the first quarter of 2017.

•	Royalties and licensing income includes upfront licensing fees of $470 million from Biogen and Roche in the second quarter of 2017.

Note 7. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model. The majority of the charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other shutdown costs associated with early manufacturing and R&D site exits. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $922 million have been recognized for these actions since the announcement ($124 million and $452 million for the six months ended June 30, 2018 and 2017, respectively). Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Employee workforce reductions were approximately 300 and 1,000 for the six months ended June 30, 2018 and 2017, respectively.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Employee termination costs	$26	$11	$35	$172
Other termination costs	11	4	22	7
Provision for restructuring	37	15	57	179
Accelerated depreciation	31	82	52	152
Asset impairments	—	141	10	143
Other shutdown costs	2	3	5	3
Total charges	$70	$241	$124	$477

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Cost of products sold	$14	$130	$27	$130
Marketing, selling and administrative	—	—	1	—
Research and development	19	96	39	168
Other income (net)	37	15	57	179
Total charges	$70	$241	$124	$477

	Six Months Ended June 30,
Dollars in Millions	2018	2017
Liability at January 1	$186	$114

Charges	61	198
Change in estimates	(4)	(19)
Provision for restructuring	57	179
Foreign currency translation	1	10
Payments	(129)	(105)
Liability at June 30	$115	$198

Note 8. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Earnings Before Income Taxes	$517	$1,295	$2,296	$3,250
Provision for Income Taxes	135	373	419	802
Effective Tax Rate	26.1%	28.8%	18.2%	24.7%

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

Although many aspects of the Act were not effective until 2018, additional tax expense of $2.9 billion was recognized in the fourth quarter of 2017 upon its enactment, including a $2.6 billion one-time deemed repatriation transition tax on previously untaxed post-1986 foreign earnings and profits (including related tax reserves). The accounting for the $2.6 billion was and continues to be incomplete as we do not have all of the necessary information available, prepared and analyzed to complete the accounting. However, a reasonable estimate of this tax was recorded as a provisional amount. The provisional amount was reduced by $29 million in 2018, and may continue to change until completed in 2018 upon finalizing the 2017 taxable income, untaxed post-1986 foreign earnings and profits and related cash and certain eligible assets of the specified foreign corporations or if additional interpretations of the relevant tax code are released.

The provisional adjustment discussed above, jurisdictional tax rates and other tax impacts attributed to non-deductible R&D charges, Nektar equity investment losses and other specified items increased the effective tax rate by 0.9% in the six months ended June 30, 2018 and 3.5% in the six months ended June 30, 2017. These items increased the effective tax rate by 8.6% in the second quarter of 2018 and by 6.4% in the second quarter of 2017. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. Excluding the impact of these items, the reduction in the effective tax rate from the prior year was due primarily to the impact of U.S. tax reform discussed above partially offset by earnings mix. Additional changes to the effective tax rate may occur throughout the year due to various reasons including further changes to the provisional repatriation tax, pretax earnings mix, tax reserves and revised interpretations of the relevant tax code.

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

It is also reasonably possible that the total amount of unrecognized tax benefits at June 30, 2018 could decrease in the range of approximately $350 million to $400 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

Note 9. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2018	2017	2018	2017
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$373	$916	$1,859	$2,490

Weighted-average common shares outstanding - basic	1,633	1,644	1,633	1,653
Incremental shares attributable to share-based compensation plans	3	6	5	7
Weighted-average common shares outstanding - diluted	1,636	1,650	1,638	1,660

Earnings per share - basic	$0.23	$0.56	$1.14	$1.51
Earnings per share - diluted	0.23	0.56	1.13	1.50

Note 10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2018		December 31, 2017
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - money market and other investments	$—	$4,387	$—	$4,728
Marketable securities
Certificates of deposit	—	196	—	141
Commercial paper	—	—	—	50
Corporate debt securities	—	2,861	—	3,548
Equity investments	—	136	—	132
Derivative assets	—	55	—	13
Equity investments	112	393	67	—
Derivative liabilities	—	(27)	—	(52)

As further described in "—Note 9. Financial Instruments and Fair Value Measurements" in our 2017 Form 10-K, our fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of June 30, 2018 and December 31, 2017.

Available-for-sale Securities

The following table summarizes available-for-sale securities:

	June 30, 2018				December 31, 2017
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$196	$—	$—	$196	$141	$—	$—	$141
Commercial paper	—	—	—	—	50	—	—	50
Corporate debt securities	2,908	—	(47)	2,861	3,555	3	(10)	3,548
Equity investments(a)	—	—	—	—	31	37	(1)	67
	$3,104	$—	$(47)	$3,057	$3,777	$40	$(11)	$3,806

Equity investments(b)				641				132
Total				$3,698				$3,938

Dollars in Millions	June 30, 2018	December 31, 2017
Current marketable securities	$1,076	$1,391
Non-current marketable securities(c)	2,117	2,480
Other assets(a)	505	67
Total	$3,698	$3,938

(a)	Includes equity investments with readily determinable fair values not measured using the fair value option as of December 31, 2017.

(b)
Includes equity and fixed income funds measured using the fair value option at December 31, 2017. Refer to "—Note.1 Basis of Presentation and Recently Issued Accounting Standards" for more information.

(c)	All non-current marketable securities mature within five years as of June 30, 2018 and December 31, 2017.

Equity investments not measured at fair value and excluded from the above table were limited partnerships and other equity method investments of $95 million at June 30, 2018 and $66 million at December 31, 2017 and other equity investments without readily determinable fair values of $183 million at June 30, 2018 and $152 million at December 31, 2017. These amounts are included in Other assets. Adjustments to equity investments without readily determinable fair values for the three and six months ended June 30, 2018 were $18 million resulting from observable price changes for similar securities of the same issuer and were recorded in Other income (net).
The following table summarizes net loss recorded for equity investments with readily determinable fair values held as of June 30, 2018:

Dollars in Millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net loss recognized	$(374)	$(359)
Less: Net loss recognized for equity investments sold	—	—
Net unrealized loss on equity investments held	$(374)	$(359)
Qualifying Hedges and Non-Qualifying Derivatives
The following table summarizes the fair value of outstanding derivatives:

	June 30, 2018				December 31, 2017
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$755	$(17)	$—	$—	$755	$(6)
Cross-currency interest rate swap contracts	—	—	300	(4)	—	—	—	—
Foreign currency forward contracts	1,186	48	—	—	944	12	489	(9)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	529	7	168	(6)	206	1	1,369	(37)

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.
The following table summarizes the financial statement classification and amount of gain/(loss) recognized on hedging instruments:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$6	$—	$13
Cross-currency interest rate swap contracts	—	2	—	4
Foreign currency forward contracts	(13)	16	(33)	7

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$8	$—	$16
Cross-currency interest rate swap contracts	—	—	—	—
Foreign currency forward contracts	15	(5)	35	(23)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in other comprehensive loss:

Dollars in Millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in other comprehensive loss(a)	$83	$45
Reclassified to cost of products sold	13	33

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in other comprehensive loss	12	(4)

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in other comprehensive loss	62	16

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchase transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive income or loss and included in earnings when the hedged item affects earnings. Upon adoption of the amended guidance for derivatives and hedging, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the derivatives qualifying as cash flow hedges component of other comprehensive loss. The net gain or loss on foreign currency forward contracts are expected to be reclassified to net earnings (primarily included in cost of products sold) within the next twelve months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro ($825 million) and Japanese yen ($278 million) at June 30, 2018.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) are designated to hedge euro currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gain or loss on the remeasurement of euro debt was $16 million and $70 million for 2018 and 2017, respectively, and were recorded in the foreign currency translation component of other comprehensive loss with a related offset in long-term debt.

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

Debt Obligations
Short-term debt obligations include:

Dollars in Millions	June 30, 2018	December 31, 2017
Commercial paper	$—	$299
Non-U.S. short-term borrowings	352	512
Current portion of long-term debt	1,261	—
Other	103	176
Total	$1,716	$987

The average amount of commercial paper outstanding was $38 million at a weighted-average rate of 1.3% during 2018. The maximum amount of commercial paper outstanding was $300 million with no outstanding balance at June 30, 2018.

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	June 30, 2018	December 31, 2017
Principal Value	$6,812	$6,835
Adjustments to Principal Value
Fair value of interest rate swap contracts	(17)	(6)
Unamortized basis adjustment from swap terminations	214	227
Unamortized bond discounts and issuance costs	(77)	(81)
Total	$6,932	$6,975

Current portion of long-term debt	$1,261	$—
Long-term debt	5,671	6,975

In February 2017, BMS issued $1.5 billion in senior unsecured notes in a registered public offering. Proceeds, net of discount and deferred loan issuance costs, were $1.49 billion. The fair value of long-term debt was $7.2 billion at June 30, 2018 and $7.5 billion at December 31, 2017 valued using Level 2 inputs. Interest payments were $117 million and $114 million for the six months ended June 30, 2018 and 2017, respectively, net of amounts related to interest rate swap contracts.

During the second quarter of 2017, the Company repurchased certain long-term debt obligations with interest rates ranging from 5.875% to 6.875%. The following summarizes the debt repurchase activity:

Dollars in Millions	2017
Principal amount	$337
Carrying value	366
Debt redemption price	474
Loss on debt redemption(a)	109

(a)	Including acceleration of debt issuance costs, gain on previously terminated interest rate swap contracts and other related fees.

Note 11. RECEIVABLES

Dollars in Millions	June 30, 2018	December 31, 2017
Trade receivables	$4,579	$4,599
Less charge-backs and cash discounts	(222)	(209)
Less bad debt allowances	(34)	(43)
Net trade receivables	4,323	4,347
Prepaid and refundable income taxes	170	691
Alliance, royalties, VAT and other	1,066	1,262
Receivables	$5,559	$6,300

Non-U.S. receivables sold on a nonrecourse basis were $397 million and $287 million for the six months ended June 30, 2018 and 2017, respectively. Receivables from our three largest pharmaceutical wholesalers in the U.S. represented 67% and 65% of total trade receivables at June 30, 2018 and December 31, 2017, respectively.

Note 12. INVENTORIES

Dollars in Millions	June 30, 2018	December 31, 2017
Finished goods	$425	$384
Work in process	982	931
Raw and packaging materials	275	273
Total inventories	$1,682	$1,588

Inventories	$1,242	$1,166
Other assets	440	422
Other assets include inventory expected to remain on hand beyond one year in both periods.

Note 13. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2018	December 31, 2017
Land	$100	$100
Buildings	4,938	4,848
Machinery, equipment and fixtures	3,053	3,059
Construction in progress	1,020	980
Gross property, plant and equipment	9,111	8,987
Less accumulated depreciation	(4,031)	(3,986)
Property, plant and equipment	$5,080	$5,001
Depreciation expense was $239 million and $349 million for the six months ended June 30, 2018 and 2017, respectively.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	June 30, 2018	December 31, 2017
Goodwill		$6,683	$6,863

Other intangible assets:
Licenses	5 – 15 years	$537	$567
Developed technology rights	9 – 15 years	2,357	2,357
Capitalized software	3 – 10 years	1,382	1,381
IPRD		32	32
Gross other intangible assets		4,308	4,337
Less accumulated amortization		(3,218)	(3,127)
Other intangible assets		$1,090	$1,210

An out of period adjustment was included in the three and six months ended June 30, 2018 to reduce Goodwill and increase Accumulated other comprehensive loss by $180 million attributed to goodwill from prior acquisitions of foreign entities previously not recorded in the correct local currency. The adjustment did not impact the consolidated results of operations and was not material to previously reported balance sheets.

Amortization expense was $93 million and $94 million for the six months ended June 30, 2018 and 2017, respectively.

In the first quarter of 2018, a $64 million impairment charge was recorded in Other income (net) for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Note 15. ACCRUED LIABILITIES

Dollars in Millions	June 30, 2018	December 31, 2017
Rebates and returns	$2,281	$2,024
Employee compensation and benefits	566	869
Research and development	760	783
Dividends	653	654
Royalties	313	285
Branded Prescription Drug Fee	360	303
Restructuring	79	155
Pension and postretirement benefits	40	40
Litigation and other settlements	31	38
Other	745	863
Accrued liabilities	$5,828	$6,014

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2016	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170
Accounting change - cumulative effect					(787)
Adjusted balance at January 1, 2017	2,208	$221	$1,725	$(2,503)	$32,726	536	$(16,779)	$170
Net earnings	—	—	—	—	2,490	—	—	17
Other comprehensive income	—	—	—	36	—	—	—	—
Cash dividends declared	—	—	—	—	(1,282)	—	—	—
Stock repurchase program	—	—	—	—	—	36	(2,000)	—
Stock compensation	—	—	69	—	—	(4)	(4)	—
Variable interest entity	—	—	—	—	—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(6)
Balance at June 30, 2017	2,208	$221	$1,794	$(2,467)	$33,934	568	$(18,783)	$122

Balance at December 31, 2017	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
Accounting change - cumulative effect(a)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	$221	$1,898	$(2,323)	$31,492	575	$(19,249)	$106
Net earnings	—	—	—	—	1,859	—	—	18
Other comprehensive income	—	—	—	(11)	—	—	—	—
Cash dividends declared	—	—	—	—	(1,307)	—	—	—
Stock repurchase program	—	—	—	—	—	5	(313)	—
Stock compensation	—	—	68	—	—	(4)	(18)	—
Distributions	—	—	—	—	—	—	—	(23)
Balance at June 30, 2018	2,208	$221	$1,966	$(2,334)	$32,044	576	$(19,580)	$101

(a)	Refer to "—Note 1. Basis of Presentation and Recently Issued Accounting Standards" for additional information.

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

The components of Other Comprehensive Income/(Loss) were as follows:

	2018			2017
	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$83	$(10)	$73	$(35)	$12	$(23)
Reclassified to net earnings(a)	13	(1)	12	(10)	2	(8)
Derivatives qualifying as cash flow hedges	96	(11)	85	(45)	14	(31)

Pension and postretirement benefits:
Actuarial gains/(losses)	—	—	—	(93)	33	(60)
Amortization(b)	16	(3)	13	19	(14)	5
Settlements(b)	38	(8)	30	42	(14)	28
Pension and postretirement benefits	54	(11)	43	(32)	5	(27)

Available-for-sale securities:
Unrealized gains/(losses)	(8)	1	(7)	12	1	13

Foreign currency translation	(204)	(17)	(221)	(19)	11	(8)

Total Other Comprehensive Income/(Loss)	$(62)	$(38)	$(100)	$(84)	$31	$(53)

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$45	$(4)	$41	$(53)	$19	$(34)
Reclassified to net earnings(a)	33	(8)	25	(32)	6	(26)
Derivatives qualifying as cash flow hedges	78	(12)	66	(85)	25	(60)

Pension and postretirement benefits:
Actuarial gains/(losses)	112	(24)	88	(35)	15	(20)
Amortization(b)	36	(6)	30	38	(11)	27
Settlements(b)	69	(15)	54	75	(26)	49
Pension and postretirement benefits	217	(45)	172	78	(22)	56

Available-for-sale securities:
Unrealized gains/(losses)	(40)	7	(33)	21	(2)	19

Foreign currency translation	(211)	(5)	(216)	2	19	21

Total Other Comprehensive Income/(Loss)	$44	$(55)	$(11)	$16	$20	$36

(a)	Included in Cost of products sold.

(b)	Included in Other income (net).

The accumulated balances related to each component of other comprehensive loss, net of taxes, were as follows:

Dollars in Millions	June 30, 2018	December 31, 2017
Derivatives qualifying as cash flow hedges	$47	$(19)
Pension and postretirement benefits	(1,711)	(1,883)
Available-for-sale securities	(35)	32
Foreign currency translation	(635)	(419)
Accumulated other comprehensive loss	$(2,334)	$(2,289)

Note 17. RETIREMENT BENEFITS

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Service cost – benefits earned during the year	$7	$6	$14	$12
Interest cost on projected benefit obligation	50	46	96	94
Expected return on plan assets	(109)	(101)	(218)	(204)
Amortization of prior service credits	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	19	20	40	41
Curtailments and settlements	38	36	69	69
Net periodic pension benefit cost/(credit)	$4	$6	$(1)	$10

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. and international pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $403 million at June 30, 2018 and $456 million at December 31, 2017. Defined contribution plan expense in the U.S. was $47 million and $52 million for the three months ended June 30, 2018 and 2017, respectively. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

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

INTELLECTUAL PROPERTY
Plavix* - Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Company and Apotex have settled the Apotex case, and the case was dismissed. The Australian government has intervened in this matter and is seeking maximum damages up to 449 million AUD ($333 million), plus interest, which would be split between the Company and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. The Company and Sanofi have disputed that the Australian government is entitled to any damages and the Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2018.
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
Eliquis Patent Litigation - U.S.
In 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed abbreviated new drug applications (aNDAs) seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia. In August 2017, the United States Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is the Company’s basis for projected LOE, from February 2023 to November 2026. The Company has settled lawsuits with a number of aNDA filers through July 2018. The settlements do not affect the Company’s projected LOE for Eliquis.

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
Plavix*
As previously disclosed, the Company and certain affiliates of Sanofi are defendants in a number of individual lawsuits in various state and federal courts claiming personal injury damage allegedly sustained after using Plavix*. Over 5,000 claims involving injury plaintiffs as well as claims by spouses and/or other beneficiaries have been filed in state and federal courts in various states including California, New Jersey, Delaware and New York. In February 2013, the Judicial Panel on Multidistrict Litigation granted the Company and Sanofi’s motion to establish a multi-district litigation (MDL) to coordinate Federal pretrial proceedings in Plavix* product liability and related cases in New Jersey Federal Court. Following the United States Supreme Court’s June 2017 reversal of a California Supreme Court decision that had held that the California state courts can exercise personal jurisdiction over the claims of non-California residents, over 3,300 out-of-state resident plaintiffs' claims (including spouses and beneficiaries) previously pending in the California state court have been dismissed. Some number of these California non-resident plaintiffs’ claims may be re-filed in federal court. After the Company filed summary judgment motions in all of the remaining cases, law firms representing virtually all of the remaining cases represented to the various courts that they will withdraw from or discontinue all or most of their cases. This effectively concludes the Plavix* product liability litigation.
Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are over 530 separate lawsuits pending on behalf of approximately 2,100 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. The plaintiffs in the MDL appealed to the U.S. Court of Appeals for the Ninth Circuit. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case for further proceedings. The JCCP plaintiffs have appealed to the California Court of Appeal and their appeal remains pending. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca.
Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 900 cases filed in state and federal courts and several additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation has consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida. In April 2018, the parties reached a settlement to resolve the first three cases of the MDL that had been set for trial. Discovery is stayed until September 1, 2018.
Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. The claims are pending in an MDL in the United States District Court for the Southern District of New York and in state courts. As of July 2018, there are over 45 cases pending in the MDL and state courts in the United States and one pending in Canada. Over 200 cases have been dismissed with prejudice by the MDL. Plaintiffs have appealed some of the dismissed cases to the Second Circuit Court of Appeals.
Onglyza*
The Company and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of July 2018, claims are pending in state and federal court on behalf of over 200 individuals who allege they ingested the product and suffered an injury. A significant majority of these claims are pending in federal courts. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the United States District Court for the Eastern District of Kentucky.  As part of the Company’s global diabetes business divestiture, the Company sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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
CERCLA Matters
With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $65 million at June 30, 2018, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

Our revenues increased by 8% for the six months ended June 30, 2018 as a result of higher demand for our prioritized brands including Opdivo and Eliquis and a favorable foreign exchange impact of 3% partially offset by increased competition for established brands. The $0.37 decrease in GAAP EPS primarily resulted from higher license and asset acquisition charges related to the Nektar collaboration and equity investment losses in the second quarter of 2018 in conjunction with lower litigation settlement, royalties and licensing income, partially offset by higher revenues and lower restructuring and site exit costs. After adjusting for specified items, non-GAAP EPS increased $0.37 due to higher revenues and royalties and licensing income. Cost savings resulting from our transformation initiatives continue to be redeployed in R&D and other areas of higher priorities.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2018	2017	2018	2017
Total Revenues	$5,704	$5,144	$10,897	$10,073

Diluted Earnings Per Share
GAAP	$0.23	$0.56	$1.13	$1.50
Non-GAAP	1.01	0.74	1.95	1.58
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

Significant Product and Pipeline Approvals
The following is a summary of significant approvals received in 2018:

Product	Date	Approval

Opdivo	June 2018	Approval in China for the treatment of locally advanced or metastatic NSCLC after prior platinum-based chemotherapy in adult patients without EGFR or ALK genomic tumor aberrations.

Opdivo+Yervoy	July 2018
FDA approval of Opdivo plus low-dose Yervoy for the treatment of adult and pediatric patients 12 years and older with MSI-H or dMMR mCRC that has progressed following treatment with fluoropyrimidine, oxaliplatin and irinotecan.

	May 2018	Approval in Japan of Opdivo+Yervoy combination for previously untreated patients with unresectable melanoma.
	April 2018	FDA approval of Opdivo+Yervoy combination for previously untreated patients with intermediate and poor-risk advanced RCC.

Orencia	February 2018	Approval in Japan for an intravenously administered treatment of moderate to severe polyarticular JIA in patients two years of age and older.

Sprycel	July 2018
EC expanded the indication for Sprycel to include the treatment of children and adolescents aged 1 year to 18 years with chronic phase Philadelphia chromosome positive CML and to include a powder for oral suspension.

Yervoy	January 2018	EC approval of advanced (unresectable or metastatic) melanoma in pediatric patients 12 years of age and older.
Refer to "—Product and Pipeline Developments" for all of the developments in our marketed products and late-stage pipeline in 2018.

Acquisition, Licensing and Collaboration Arrangements
Acquisition, licensing and collaboration arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrosis. Significant transactions entered into in 2018 are summarized below. Refer to "Item 1. Financial Statements—Note 4. Alliances" for further information.
Nektar: In the second quarter of 2018, BMS and Nektar commenced a worldwide license and collaboration for the development and commercialization of NKTR-214, Nektar’s investigational immuno-stimulatory therapy.
Janssen: In the second quarter of 2018, BMS and Janssen Pharmaceuticals, Inc., commenced a worldwide collaboration for the development and commercialization of a Factor XIa program including BMS’s Factor XIa inhibitor, BMS-986177, an investigational anticoagulant compound being studied for the prevention and treatment of major thrombotic conditions.

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Revenues		2018 vs. 2017		Total Revenues		2018 vs. 2017
Dollars in Millions	2018	2017	% Change	Foreign Exchange(b)	2018	2017	% Change	Foreign Exchange(b)
United States	$3,230	$2,865	13%	—	$6,008	$5,603	7%	—
Europe	1,408	1,188	19%	9%	2,814	2,334	21%	12%
Rest of the World	923	963	(4)%	1%	1,796	1,888	(5)%	2%
Other(a)	143	128	12%	N/A	279	248	13%	N/A
Total	$5,704	$5,144	11%	2%	$10,897	$10,073	8%	3%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.
U.S. revenues increased due to higher demand for Opdivo and Eliquis partially offset by lower demand for established brands. Average U.S. net selling prices were approximately 1% higher in the three months ended June 30, 2018 and unchanged in the six months ended June 30, 2018 as additional discounts, charge-backs and rebates offset list price increases compared to the prior year periods. Refer to “—Product Revenues” below for additional information.
Europe revenues increased due to higher demand for Opdivo and Eliquis and favorable foreign exchange partially offset by lower demand for established brands due to increased competition.
Rest of the World revenues decreased due to lower demand for established brands due to increased competition and lower average net selling prices partially offset by higher demand for Opdivo and favorable foreign exchange.
No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2018 or 2017. Our business is typically not seasonal.

GTN Adjustments
The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2018	2017	% Change	2018	2017	% Change
Gross product sales	$7,509	$6,306	19%	$14,210	$12,168	17%
GTN adjustments
Charge-backs and cash discounts	(663)	(500)	33%	(1,246)	(938)	33%
Medicaid and Medicare rebates	(765)	(517)	48%	(1,322)	(901)	47%
Other rebates, returns, discounts and adjustments	(620)	(519)	19%	(1,209)	(979)	23%
Total GTN adjustments	(2,048)	(1,536)	33%	(3,777)	(2,818)	34%
Net product sales	$5,461	$4,770	14%	$10,433	$9,350	12%

GTN adjustments percentage	27%	24%	3%	27%	23%	4%
U.S.	35%	31%	4%	34%	29%	5%
Non-U.S.	13%	13%	—	12%	13%	(1)%
Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $110 million and $54 million in the six months ended June 30, 2018 and 2017, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2018	2017	% Change	2018	2017	% Change
Prioritized Brands
Opdivo	$1,627	$1,195	36%	$3,138	$2,322	35%
U.S.	1,024	768	33%	1,962	1,529	28%
Non-U.S.	603	427	41%	1,176	793	48%

Eliquis	1,650	1,176	40%	3,156	2,277	39%
U.S.	979	703	39%	1,864	1,402	33%
Non-U.S.	671	473	42%	1,292	875	48%

Orencia	711	650	9%	1,304	1,185	10%
U.S.	501	449	12%	886	811	9%
Non-U.S.	210	201	4%	418	374	12%

Sprycel	535	506	6%	973	969	—
U.S.	310	281	10%	524	528	(1)%
Non-U.S.	225	225	—	449	441	2%

Yervoy	315	322	(2)%	564	652	(13)%
U.S.	228	245	(7)%	390	488	(20)%
Non-U.S.	87	77	13%	174	164	6%

Empliciti	64	55	16%	119	108	10%
U.S.	41	37	11%	78	73	7%
Non-U.S.	23	18	28%	41	35	17%

Established Brands
Baraclude	179	273	(34)%	404	555	(27)%
U.S.	9	12	(25)%	19	26	(27)%
Non-U.S.	170	261	(35)%	385	529	(27)%

Sustiva Franchise	73	188	(61)%	157	372	(58)%
U.S.	8	161	(95)%	18	314	(94)%
Non-U.S.	65	27	**	139	58	**

Reyataz Franchise	117	188	(38)%	241	381	(37)%
U.S.	54	87	(38)%	105	175	(40)%
Non-U.S.	63	101	(38)%	136	206	(34)%

Hepatitis C Franchise	12	112	(89)%	15	274	(95)%
U.S.	(2)	30	**	3	72	(96)%
Non-U.S.	14	82	(83)%	12	202	(94)%

Other Brands	421	479	(12)%	826	978	(16)%
U.S.	78	92	(15)%	159	185	(14)%
Non-U.S.	343	387	(11)%	667	793	(16)%

Total Revenues	5,704	5,144	11%	10,897	10,073	8%
U.S.	3,230	2,865	13%	6,008	5,603	7%
Non-U.S.	2,474	2,279	9%	4,889	4,470	9%
**    Change in excess of 100%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•
U.S. revenues increased due to higher demand for the treatment of adjuvant melanoma, liver cancer, and the Opdivo+Yervoy combination for kidney cancer, partially offset by increased competition for lung cancer.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches in new countries. Foreign exchange contributed 9% to 2018 year-to-date revenue growth.

Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with non-valvular atrial fibrillation and the prevention and treatment of venous thromboembolic disorders.

•	U.S. revenues increased due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains, partially offset by lower average net selling prices.

•
International revenues increased due to higher demand resulting from increased commercial acceptance of novel oral anticoagulants and market share gains. Foreign exchange contributed 12% to 2018 year-to-date revenue growth.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular juvenile idiopathic arthritis.

•	U.S. revenues increased due to demand and higher average net selling prices.

•	International revenues increased due to higher demand. Foreign exchange contributed 6% to 2018 year-to-date revenue growth.
Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of patients with Philadelphia chromosome-positive chronic myeloid leukemia in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues increased in the second quarter 2018 due to higher average net selling prices and demand.

•	International revenues increased 4% and 6% from foreign exchange in the three and six months ended June 30, 2018, respectively, offset by lower demand in both periods.
Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•
U.S. revenues decreased due to lower demand primarily from the introduction of Opdivo for the treatment of adjuvant melanoma, partially offset by the launch of the Opdivo+Yervoy combination therapy for kidney cancer.

•	International revenues increased primarily due to foreign exchange.
Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues continued to decrease due to lower demand resulting from increased competition.
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

•	International revenues for 2018 include $53 million quarter-to-date and $105 million year-to-date of U.S. Atripla* royalty revenue.
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

Estimated End-User Demand
Pursuant to the SEC Consent Order described in our 2017 Annual Report on Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. At June 30, 2018, Daklinza had 2.8 months of inventory on hand in the U.S. as a result of minimum required stock levels to support patient demand. We expect inventory on hand levels of Daklinza to exceed one month over the near term. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at March 31, 2018.
Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.3 months of inventory on hand at December 31, 2017. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Efferalgan, an analgesic product sold principally in Europe, had 1.4 months of inventory on hand internationally at direct customers compared to 1.5 months of inventory on hand at December 31, 2017. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.
Fervex, a cold and flu product, had 2.0 months of inventory on hand at direct customers compared to 2.1 months of inventory on hand at December 31, 2017. The level of inventory on hand was attributable to France to support product seasonality.
Daklinza, a Hepatitis C product, had 1.7 months of inventory on hand internationally at direct customers compared to 1.4 months of inventory on hand at December 31, 2017. The level of inventory on hand was primarily attributable to an approved transaction executed in Thailand for the sale of inventory with superseded packaging to the distributor for further in-market resale.
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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As a result, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. businesses for the quarter ended June 30, 2018 is not available prior to the filing of this quarterly report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2018	2017	% Change	2018	2017	% Change
Cost of products sold	$1,625	$1,569	4%	$3,209	$2,834	13%
Marketing, selling and administrative	1,131	1,187	(5)%	2,111	2,272	(7)%
Research and development	2,435	1,679	45%	3,685	2,982	24%
Other income (net)	(4)	(586)	(99)%	(404)	(1,265)	(68)%
Total Expenses	$5,187	$3,849	35%	$8,601	$6,823	26%
Cost of products sold increased in both periods due to higher royalties and profit sharing ($274 million and $495 million in the three and six months ended June 30, 2018, respectively) resulting primarily from higher Eliquis sales partially offset by a $127 million impairment charge to reduce the carrying value of assets held-for-sale to their estimated fair value in the second quarter of 2017 and lower product costs partially due to foreign currency.
Marketing, selling and administrative expenses decreased in both periods due to lower advertising, promotion, and marketing expenses, lower branded prescription drug fee, and lower costs attributed to transformation initiatives.

Research and development increased in both periods due to the impact of the Nektar upfront payment and other significant charges listed below and higher costs of clinical development and medical support of marketed products.
Significant charges included in R&D expense were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2018		2017		2018		2017
Nektar	$1,050	(a)	—		$1,050	(a)	$—
IFM	25	(b)	—		25	(b)	—
Cormorant	—		—		60	(b)	—
CytomX	—		200	(a)	—		200	(a)
Flexus	—		93	(b)	—		93	(b)
Cardioxyl	—		100	(b)	—		100	(b)
PsiOxus	—		—		—		50	(a)
License and asset acquisition charges	1,075		393		1,135		443

IPRD impairments	—		—		—		75

Site exit costs and other	19		96		39		168

(a)	Upfront payment

(b)	Milestone payment

•	License and asset acquisition charges resulted from strategic transactions to acquire or license certain investigational therapies and compounds.

•	IPRD impairment charges were related to the discontinued development of an investigational compound in the six months ended June 30, 2017, which was part of our alliance with F-Star Alpha Ltd.

•
Site exit costs and other charges resulted from the expected exit of R&D sites in the U.S. through 2020 primarily due to the reduction in the estimated useful lives of the related assets for each site.

Other income (net) decreased in both periods due to a patent litigation settlement in 2017, higher loss on equity investments and lower royalties and licensing income.

Items included in Other income (net) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Interest expense	$45	$52	$91	$97
Investment income	(38)	(29)	(74)	(55)
Loss/(gain) on equity investments	356	(5)	341	(12)
Provision for restructuring	37	15	57	179
Litigation and other settlements	(1)	(5)	(1)	(489)
Equity in net income of affiliates	(27)	(20)	(51)	(38)
Divestiture gains	(25)	—	(70)	(127)
Royalties and licensing income	(353)	(685)	(720)	(884)
Transition and other service fees	(1)	(13)	(5)	(20)
Pension and postretirement	(19)	(11)	(30)	(10)
Intangible asset impairment	—	—	64	—
Loss on debt redemption	—	109	—	109
Other	22	6	(6)	(15)
Other income (net)	$(4)	$(586)	$(404)	$(1,265)

•
Loss/(gain) on equity investments in the three and six months ended June 30, 2018 includes all fair value adjustments due to the adoption of amended guidance for the recognition and measurement of financial assets and liabilities consisting primarily of a $407 million charge related to our equity investment in Nektar.

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

•	Litigation and other settlements include $481 million for BMS's share of a patent-infringement settlement related to Merck's PD-1 antibody Keytruda* in the first quarter of 2017.

•	Divestiture gains includes contingent consideration of $100 million received for the diabetes business divestiture in the first quarter of 2017.

•
Royalties and licensing income includes additional out-licensing consideration of $50 million for amending a royalty rate in the first quarter of 2018, a $25 million sales-based milestone in the second quarter of 2018 and higher Diabetes business divestiture and Keytruda* royalties in 2018; and upfront licensing fees of $470 million from Biogen and Roche in the second quarter of 2017.

•	Pension and postretirement includes the net periodic cost (credit) for pension and post-retirement benefit plans including settlement and curtailment charges.

•
Intangible asset impairments include $64 million in the first quarter of 2018 for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

•	A debt redemption loss of $109 million resulted from the early redemption of certain long-term debt obligations in the second quarter of 2017.

Refer to "Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards, Note 6. Other Income (Net), Note 7. Restructuring and Note 10. Financial Instruments and Fair Value Measurements" for further information.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Earnings Before Income Taxes	$517	$1,295	$2,296	$3,250
Provision for Income Taxes	135	373	419	802
Effective Tax Rate	26.1%	28.8%	18.2%	24.7%

Impact of Specified Items	(8.6)%	(6.4)%	(0.9)%	(3.5)%

As discussed in more detail in "Item 1. Financial Statements—Note 8. Income Taxes", the above tax impact of specified items primarily resulted from jurisdictional tax rates applied to specified items, including certain non-deductible R&D charges and Nektar equity investment losses as well as changes to the provisional repatriation tax. Excluding the impact of these items, the reduction in the effective tax rates was primarily due to new U.S. tax reform legislation known as the Tax Cuts and Jobs Act of 2017 (the Act) enacted on December 22, 2017 partially offset by earnings mix. The Act moves from a worldwide tax system to a quasi-territorial tax system and comprises broad and complex changes to the U.S. tax code. Additional changes to the effective tax rate may occur throughout the year due to various reasons including further changes to the provisional repatriation tax, pretax earnings mix, tax reserves and revised interpretations of the relevant tax code.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including restructuring costs; accelerated depreciation and impairment of property, plant and equipment and intangible assets; R&D charges in connection with the acquisition or licensing of third-party intellectual property rights; divestiture, equity investment and debt redemption gains or losses; pension settlement charges; and legal and other contractual settlements, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates.

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
Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2018	2017	2018	2017
Impairment charges	$—	$127	$10	$127
Accelerated depreciation and other shutdown costs	14	3	17	3
Cost of products sold	14	130	27	130

Marketing, selling and administrative	—	—	1	—

License and asset acquisition charges	1,075	393	1,135	443
IPRD impairments	—	—	—	75
Site exit costs and other	19	96	39	168
Research and development	1,094	489	1,174	686

Loss/(gain) on equity investments	356	—	341	—
Provision for restructuring	37	15	57	179
Litigation and other settlements	—	—	—	(481)
Divestiture gains	(25)	—	(68)	(100)
Royalties and licensing income	(25)	(497)	(75)	(497)
Pension and postretirement	37	36	68	69
Intangible asset impairment	—	—	64	—
Loss on debt redemption	—	109	—	109
Other income (net)	380	(337)	387	(721)

Increase to pretax income	1,488	282	1,589	95

Income taxes on items above	(218)	20	(226)	92
Income taxes attributed to U.S. tax reform	3	—	(29)	—
Income taxes	(215)	20	(255)	92

Increase to net earnings	1,273	302	1,334	187
Noncontrolling interest	—	—	—	(59)
Increase to net earnings used for Diluted Non-GAAP EPS calculation	$1,273	$302	$1,334	$128
The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2018	2017	2018	2017
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$373	$916	$1,859	$2,490
Specified Items	1,273	302	1,334	128
Net Earnings Attributable to BMS used for Diluted EPS Calculation – Non-GAAP	$1,646	$1,218	$3,193	$2,618

Average Common Shares Outstanding – Diluted	1,636	1,650	1,638	1,660

Diluted EPS Attributable to BMS – GAAP	$0.23	$0.56	$1.13	$1.50
Diluted EPS Attributable to Specified Items	0.78	0.18	0.82	0.08
Diluted EPS Attributable to BMS – Non-GAAP	$1.01	$0.74	$1.95	$1.58

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,999	$5,421
Marketable securities – current	1,076	1,391
Marketable securities – non-current	2,117	2,480
Total cash, cash equivalents and marketable securities	8,192	9,292
Short-term debt obligations	(1,716)	(987)
Long-term debt	(5,671)	(6,975)
Net cash position	$805	$1,330

Cash, cash equivalents and marketable securities held in the U.S. were approximately $3.2 billion at June 30, 2018. Most of the remaining $5.0 billion is held primarily in low-tax jurisdictions and is subject to restrictions or withholding taxes in certain jurisdictions. We are subject to a one-time deemed repatriation transition tax of $2.6 billion which will be payable over eight years as a result of U.S. tax reform beginning in 2018. However, we expect to have more flexibility in accessing cash and future cash that may be generated in foreign subsidiaries. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S. will be sufficient to satisfy our normal cash requirements for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, deemed repatriation transition tax and $1.25 billion of long-term debt maturing in 2019.

Management continuously evaluates the Company’s capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

The Company repurchased $320 million of common stock in 2018. The average amount of commercial paper outstanding was $38 million at a weighted-average rate of 1.3% during 2018. The maximum amount of commercial paper outstanding was $300 million with no outstanding balance at June 30, 2018.

Dividend payments were $1.3 billion in the six months ended June 30, 2018 and 2017. Dividends declared per common share were $0.80 and $0.78 in the six months ended June 30, 2018 and 2017, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were $1.1 billion in 2017 and are expected to be approximately $1.0 billion in 2018 and $900 million in 2019. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when completed in 2019. We also paid $1.85 billion to Nektar in the second quarter of 2018 for certain collaboration rights and 8.3 million shares of its common stock representing a 4.8% ownership interest.

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

We currently have three separate revolving credit facilities totaling $5.0 billion from a syndicate of lenders. The facilities provide for customary terms and conditions with no financial covenants. Our 364-day $2.0 billion facility expires in March 2019 and our two $1.5 billion facilities were extended to September 2022 and July 2023. Our two $1.5 billion, five-year facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at June 30, 2018 or December 31, 2017.

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

Cash Flows
The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2018	2017
Cash flow provided by/(used in):
Operating activities	$2,232	$2,445
Investing activities	(391)	(1,227)
Financing activities	(2,237)	(2,019)
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

The $213 million change in cash flow from operating activities compared to 2017 was primarily attributable to:

•	Higher R&D licensing and collaboration payments of approximately $700 million primarily due to the Nektar transaction in 2018;

•	Lower litigation settlement proceeds of approximately $500 million related to Merck's PD-1 antibody Keytruda* in 2017; and

•	Lower out-license proceeds of approximately $400 million primarily related to the Biogen and Roche transactions in 2017.
Partially offset by:

•	Timing of cash collections and payments in the ordinary course of business of approximately $1.4 billion.
Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with maturities greater than 90 days reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $836 million change in cash flow from investing activities compared to 2017 was primarily attributable to:

•
Higher net sales of marketable securities with maturities greater than 90 days of approximately $1.4 billion primarily due to higher yields on cash and cash equivalents and to fund business development activities; and

•
Higher business divestiture proceeds of approximately $200 million primarily due to the sale of the small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek in 2018.

Partially offset by:

•	Higher net acquisition and other payments of approximately $900 million primarily due to the purchase of 8.3 million shares of Nektar common stock in 2018.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $218 million change in cash flow from financing activities compared to 2017 was primarily attributable to:

•	Lower net borrowings of $1.9 billion resulting from the issuance of long-term debt used to repurchase common stock in 2017.
Partially offset by:

•	Lower repurchases of common stock of $1.7 billion primarily due to the accelerated share repurchase agreements in 2017.

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

Product	Indication	Date	Developments

Opdivo	Melanoma	June 2018
Announced results from the Phase III CheckMate-238 trial evaluating Opdivo versus Yervoy in patients with stage IIIB/C or stage IV melanoma who are at high risk of recurrence following complete surgical resection demonstrated statistically longer recurrence-free survival of 62.6% for Opdivo, the primary endpoint of the study, versus 50.2% for Yervoy at a minimum follow-up of 24 months across key subgroups, including disease stages and BRAF mutation status.

	Multiple Myeloma	June 2018
Announced the FDA lifted a partial clinical hold placed on CheckMate-602, a randomized, open-label Phase III study evaluating the addition of Opdivo to pomalidomide and dexamethasone in patients with relapsed or refractory multiple myeloma. The decision follows consultation with the FDA and agreement on amendments to the study protocol.

	NSCLC	June 2018	Approval in China for the treatment of locally advanced or metastatic NSCLC after prior platinum-based chemotherapy in adult patients without EGFR or ALK genomic tumor aberrations.
April 2018
Announced that the pivotal, randomized Phase III CheckMate-078 trial evaluating Opdivo versus docetaxel in a predominantly Chinese population with previously treated advanced NSCLC demonstrated superior overall survival benefit in the primary endpoint regardless of PD-L1 expression or tumor histology.

	SCCHN	April 2018
Announced two-year overall survival data from CheckMate-141, a Phase III study, evaluating Opdivo compared with investigator’s choice chemotherapy (cetuximab, docetaxel or methotrexate) in patients with recurrent or metastatic SCCHN after failure on platinum-based therapy.

	SCLC	April 2018	FDA acceptance of the Company's sBLA for priority review to treat patients with SCLC whose disease has progressed after two or more prior lines of therapy. The FDA action date is August 16, 2018.
	Various	June 2018
Announced the CHMP of the EMA has recommended expanded approval of the current indications for Opdivo to include the adjuvant treatment of adult patients with melanoma with involvement of lymph nodes or metastatic disease who have undergone complete resection. This is the first time the CHMP has recommended a PD-1 inhibitor as an adjuvant treatment for any type of cancer. The CHMP recommendation will be reviewed by the EC which has the authority to approve medicines for the EU.

June 2018
Announced preliminary data from the ongoing PIVOT Phase I/II Study, which is evaluating the combination of Opdivo with Nektar's investigational medicine, NKTR-214. The preliminary results presented at the 2018 American Society of Clinical Oncology reported safety, efficacy and biomarker data for patients enrolled in the Phase I dose-escalation stage of the study and for the first patients consecutively enrolled in select dose expansion cohorts in Phase II.

April 2018
EC approval of an every four-week (Q4W) Opdivo dosing schedule of 480 mg infused over 60 minutes as an option for patients with advanced melanoma and previously treated RCC as well as the approval of a two-week Opdivo dosing option of 240 mg infused over 30 minutes to replace weight-based dosing for all six approved monotherapy indications in the EU.

March 2018
FDA approval of the Company's sBLA to update Opdivo dosing to include 480 mg infused every four weeks for a majority of approved indications as well as a shorter 30 minute infusion across all approved indications.

Product	Indication	Date	Developments

Opdivo+Yervoy	CRC	July 2018
FDA approval of Opdivo plus low-dose Yervoy for the treatment of adult and pediatric patients 12 years and older with MSI-H or dMMR mCRC that has progressed following treatment with a fluoropyrimidine, oxaliplatin and irinotecan.

	Melanoma	May 2018	Approval in Japan of Opdivo+Yervoy combination for chemotherapy-naive patients with unresectable melanoma.
	NSCLC	June 2018	FDA acceptance of the Company's sBLA for Opdivo plus low-dose Yervoy in patients with TMB greater than or equal to 10 mutations per megabase. The target FDA action date is February 20, 2019.
June 2018
Announced results from a part of the Phase III CheckMate-227 trial that evaluated Opdivo plus low-dose Yervoy and Opdivo plus chemotherapy versus chemotherapy in patients with first-line NSCLC with PD-L1 expression <1%, across squamous and non-squamous tumor histologies extended progression-free survival.

		May 2018	Announced the EMA validated a type II variation application for treatment in adult patients with first-line metastatic NSCLC who have TMB greater than or equal to 10 mutations per megabase.
	RCC	July 2018
Announced the Company will be receiving a negative opinion from the CHMP for Opdivo+Yervoy combination for previously untreated patients with intermediate and poor-risk advanced RCC. We disagree with this opinion and, in the interest of patients, we plan to pursue a re-examination under the EU regulatory process.

June 2018
Announced patient-reported outcomes data from the Phase III CheckMate-214 trial in intermediate- and poor-risk patients with advanced RCC treated with Opdivo plus low-dose Yervoy versus sunitinib over a two-year follow-up period reported significant and sustained health-related quality of life improvements.

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

Empliciti	RRMM	June 2018
Announced the ELOQUENT-3 trial, an international Phase II study evaluating the addition of Empliciti to pomalidomide and low-dose dexamethasone (EPd) in patients with RRMM, achieved its primary endpoint, showing a statistically significant and clinically meaningful improvement in PFS for patients treated with EPd compared with pomalidomide and dexamethasone (Pd) alone.

Orencia	JIA	February 2018	Approval in Japan for an intravenously administered treatment of moderate to severe polyarticular JIA in patients two years of age and older.

Sprycel	CML	July 2018
EC expanded the indication for Sprycel to include the treatment of children and adolescents aged 1 year to 18 years with chronic phase Philadelphia chromosome positive CML and to include a powder for oral suspension.

Yervoy	Melanoma	January 2018	EC approval of advanced (unresectable or metastatic) melanoma in pediatric patients 12 years of age and older.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2018. For information regarding the impact of recently adopted accounting standards, refer to "—Note.1 Basis of Presentation and Recently Issued Accounting Standards".

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
April 1 to 30, 2018	1,640,895	$55.69	1,619,379	$1,405
May 1 to 31, 2018	1,111,458	51.55	1,101,267	1,348
June 1 to 30, 2018	8,730	53.04	—	1,348
Three months ended June 30, 2018	2,761,083		2,720,646

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

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
12.	Computation of Earnings to Fixed Charges.
10a.	Extension to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011.
10b.	Extension to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012.
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*        Indicates, in this Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, LLC; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Erbitux is a trademark of ImClone LLC; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Onglyza is a trademark of AstraZeneca AB; Plavix is a trademark of Sanofi; and Tybost is a trademark of Gilead Sciences Ireland UC and/or one of its affiliates. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS
Bristol-Myers Squibb Company may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
ALK	anaplastic lymphoma kinase
AstraZeneca	AstraZeneca PLC
Biogen	Biogen, Inc.
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
CML	chronic myeloid leukemia
CRC	colorectal cancer
CHMP	Committee for Medicinal Products for Human Use
Cormorant	Cormorant Pharmaceuticals
CytomX	CytomX Therapeutics, Inc.
dMMR	DNA mismatch repair deficient
EPS	earnings per share
EGFR	epidermal growth factor receptor
EC	European Commission
EMA	European Medicines Agency
EPO	European Patent Office
EU	European Union
FASB	Financial Accounting Standards Board
Flexus	Flexus Biosciences, Inc.
Gilead	Gilead Sciences, Inc.
GTN	gross-to-net
HIV	human immunodeficiency virus
IFM	IFM Inflammation, Inc.
IO	immuno-oncology
IPRD	in-process research and development
JIA	juvenile idiopathic arthritis
LOE	loss of exclusivity
Merck	Merck & Co., Inc.
mCRC	metastatic colorectal cancer
MSI-H	microsatellite instability-high
NKT	natural killer T cells
Nektar	Netkar Therapeutics
NSCLC	non-small cell lung cancer
NVAF	non-valvular atrial fibrillation
OTC	over-the-counter
PD-1	programmed cell death protein 1
PD-L1	programmed death-ligand 1
PFS	progression-free survival
PsiOxus	PsiOxus Therapeutics, Ltd.
PsA	psoriatic arthritis
Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018
RRMM	relapsed/refractory multiple myeloma
RCC	renal cell carcinoma
R&D	research and development
RA	rheumatoid arthritis
Roche	Roche Holding AG
SEC	Securities and Exchange Commission
SK Biotek	SK Biotek Co., Ltd.
SCLC	small cell lung cancer
SCCHN	squamous cell carcinoma of the head and neck
sBLA	supplemental Biologics License Application
TMB	tumor mutational burden
FDA	U.S. Food and Drug Administration
GAAP	U.S. generally accepted accounting principles
UK	United Kingdom
U.S.	United States

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 26, 2018	By:	/s/ Giovanni Caforio
Giovanni Caforio Chairman of the Board and Chief Executive Officer

Date:	July 26, 2018	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer