Form 10-Q
period 2019-03-31
BRISTOL MYERS SQUIBB CO
filed 2019-04-25
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

___________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At March 31, 2019, there were 1,635,705,782 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.
Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	39

Item 1A.
Risk Factors	39

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.
Exhibits	40

Summary of Abbreviated Terms	41
Signatures	42

*	Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2019	2018
Net product sales	$5,713	$4,972
Alliance and other revenues	207	221
Total Revenues	5,920	5,193

Cost of products sold	1,844	1,584
Marketing, selling and administrative	1,006	980
Research and development	1,351	1,250
Other income (net)	(260)	(400)
Total Expenses	3,941	3,414

Earnings Before Income Taxes	1,979	1,779
Provision for Income Taxes	264	284
Net Earnings	1,715	1,495
Noncontrolling Interest	5	9
Net Earnings Attributable to BMS	$1,710	$1,486

Earnings per Common Share
Basic	$1.05	$0.91
Diluted	1.04	0.91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2019	2018
Net Earnings	$1,715	$1,495
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	14	(19)
Pension and postretirement benefits	49	129
Available-for-sale securities	26	(26)
Foreign currency translation	29	5
Other Comprehensive Income/(Loss)	118	89

Comprehensive Income	1,833	1,584
Comprehensive Income Attributable to Noncontrolling Interest	5	9
Comprehensive Income Attributable to BMS	$1,828	$1,575
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	March 31, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$7,335	$6,911
Marketable securities	1,429	1,973
Receivables	5,704	5,965
Inventories	1,283	1,195
Prepaid expenses and other	1,342	1,116
Total Current Assets	17,093	17,160
Property, plant and equipment	4,985	5,027
Goodwill	6,536	6,538
Other intangible assets	1,026	1,091
Deferred income taxes	1,380	1,371
Marketable securities	1,233	1,775
Other assets	2,581	2,024
Total Assets	$34,834	$34,986

LIABILITIES
Current Liabilities:
Short-term debt obligations	$381	$1,703
Accounts payable	1,976	1,892
Accrued liabilities	5,856	6,489
Deferred income	103	172
Income taxes payable	525	398
Total Current Liabilities	8,841	10,654
Deferred income	448	468
Income taxes payable	3,084	3,043
Pension and other liabilities	1,509	1,048
Long-term debt	5,635	5,646
Total Liabilities	19,517	20,859

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	2,103	2,081
Accumulated other comprehensive loss	(2,644)	(2,762)
Retained earnings	35,109	34,065
Less cost of treasury stock	(19,571)	(19,574)
Total Bristol-Myers Squibb Company Shareholders’ Equity	15,218	14,031
Noncontrolling interest	99	96
Total Equity	15,317	14,127
Total Liabilities and Equity	$34,834	$34,986
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net earnings	$1,715	$1,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	170	143
Deferred income taxes	2	160
Stock-based compensation	53	55
Impairment charges	45	80
Pension settlements and amortization	66	50
Divestiture gains and royalties	(166)	(255)
Asset acquisition charges	—	60
Equity investment gains	(175)	(15)
Other adjustments	(6)	(14)
Changes in operating assets and liabilities:
Receivables	236	219
Inventories	35	(4)
Accounts payable	136	(241)
Deferred income	15	23
Income taxes payable	196	114
Other	(932)	(695)
Net Cash Provided by Operating Activities	1,390	1,175
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	1,350	442
Purchase of marketable securities	(242)	(285)
Capital expenditures	(204)	(239)
Divestiture and other proceeds	171	375
Acquisition and other payments	(15)	(336)
Net Cash Provided by/(Used in) Investing Activities	1,060	(43)
Cash Flows From Financing Activities:
Short-term debt obligations, net	(73)	(344)
Repayment of long-term debt	(1,250)	—
Repurchase of common stock	—	(167)
Dividends	(669)	(653)
Other	(37)	(58)
Net Cash Used in Financing Activities	(2,029)	(1,222)
Effect of Exchange Rates on Cash and Cash Equivalents	3	11
Net Increase/(Decrease) in Cash and Cash Equivalents	424	(79)
Cash and Cash Equivalents at Beginning of Period	6,911	5,421
Cash and Cash Equivalents at End of Period	$7,335	$5,342
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at March 31, 2019 and December 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Business Segment Information

The Company operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. The determination of a single segment is consistent with the financial information regularly reviewed by the chief executive officer for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see “—Note 2. Revenue.”

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

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. Equity investment gains previously presented in Other adjustments in the consolidated statements of cash flows is now presented separately.

Recently Adopted Accounting Standards

Leases

Amended guidance for lease accounting was adopted on January 1, 2019 using the modified retrospective method with the cumulative effect of the change recognized in retained earnings in the period of adoption. The new guidance requires an entity to recognize a right-of-use asset and a lease liability initially measured at the present value of future lease payments. The cumulative effect of the accounting change was not material. The Company elected the package of practical expedients upon adoption, and will apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. In addition, the Company applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. The amended guidance does not materially impact the Company’s results of operations other than recognition of the operating lease right-of-use asset and lease liability.

Goodwill Impairment Testing

Amended guidance that simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test was adopted prospectively in the first quarter of 2019. Under the amended guidance, a goodwill impairment loss is recognized for the amount by which the reporting units carrying amount, including goodwill, exceeds its fair value up to the amount of its allocated goodwill. The adoption of the amended guidance did not have an impact on the Company’s results of operations.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Net product sales	$5,713	$4,972
Alliance revenues	129	152
Other revenues	78	69
Total Revenues	$5,920	$5,193

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Gross product sales	$7,994	$6,701
GTN adjustments(a)
Charge-backs and cash discounts	(774)	(583)
Medicaid and Medicare rebates	(800)	(557)
Other rebates, returns, discounts and adjustments	(707)	(589)
Total GTN adjustments	(2,281)	(1,729)
Net product sales	$5,713	$4,972

(a)
Includes adjustments to provisions for product sales made in prior periods resulting from changes in estimates of $78 million and $50 million in the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Prioritized Brands
Opdivo	$1,801	$1,511
Eliquis	1,925	1,506
Orencia	640	593
Sprycel	459	438
Yervoy	384	249
Empliciti	83	55

Established Brands
Baraclude	141	225
Other Brands	487	616
Total Revenues	$5,920	$5,193

United States	$3,449	$2,778
Europe	1,480	1,406
Rest of the World	874	873
Other(a)	117	136
Total Revenues	$5,920	$5,193

(a)	Other revenues include royalties and alliance-related revenues for products not sold by the Company's regional commercial organizations.

The following table summarizes contract assets as of March 31, 2019 and December 31, 2018:

Dollars in Millions	March 31, 2019	December 31, 2018
Prepaid expenses and other	$51	$35
Other assets	16	19
Total contract assets	$67	$54

Revenue recognized from performance obligations satisfied in prior periods was $147 million and $150 million for the three months ended March 31, 2019 and 2018, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for gross-to-net adjustments related to prior period sales.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the research, development, manufacturing and/or commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. BMS refers to these collaborations as alliances and its partners as alliance partners.

Selected financial information pertaining to BMS alliances was as follows, including net product sales when BMS is the principal in the third-party customer sale for products subject to the alliance. Expenses summarized below do not include all amounts attributed to the activities for the products in the alliance, but only the payments between the alliance partners or the related amortization if the payments were deferred or capitalized.

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Revenues from alliances:
Net product sales	$2,378	$1,920
Alliance revenues	129	152
Total Revenues	$2,507	$2,072

Payments to/(from) alliance partners:
Cost of products sold	$1,019	$799
Marketing, selling and administrative	(28)	(22)
Research and development	14	5
Other income (net)	(14)	(14)

Selected Alliance Balance Sheet information:
Dollars in Millions	March 31, 2019	December 31, 2018
Receivables - from alliance partners	$334	$395
Accounts payable - to alliance partners	1,004	904
Deferred income from alliances(a)	487	491

(a)	Includes unamortized upfront and milestone payments.

The nature and purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the Company's 2018 Form 10-K. There were no significant developments and updates related to alliances during 2019.

Note 4. DIVESTITURES AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes proceeds, gains and royalty income resulting from divestitures. Revenue and pretax earnings related to all divestitures and assets held-for-sale were not material in all periods presented (excluding divestiture gains).

	Three Months Ended March 31,
	Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2019	2018	2019	2018	2019	2018
Diabetes Business	$164	$88	$—	$—	$(165)	$(162)
Erbitux* Business	5	59	—	—	—	(47)
Manufacturing Operations	2	158	—	—	—	—
Mature Brands and Other	—	70	—	(45)	(1)	(1)
Total	$171	$375	$—	$(45)	$(166)	$(210)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

Manufacturing Operations

In 2017, BMS sold its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek for approximately $165 million, subject to certain adjustments. The transaction was accounted for as a sale of a business and initial proceeds of $158 million were received in the first quarter of 2018. SK Biotek will provide certain manufacturing services for BMS through 2022.

Assets Held-For-Sale

In 2018, BMS agreed to sell its UPSA consumer health business for $1.6 billion. The transaction is expected to close in July 2019 and will be accounted for as a sale of a business. Assets were reclassified to assets held-for-sale and included within Prepaid expenses and other and liabilities were reclassified to liabilities related to assets held-for-sale and included within Accrued liabilities. The following table summarizes the net assets held-for-sale as of March 31, 2019 and December 31, 2018.

Dollars in Millions	March 31, 2019	December 31, 2018
Receivables	$73	$79
Inventories	87	81
Property, plant and equipment	190	187
Goodwill	127	127
Others	6	5
Assets held-for-sale	$483	$479

Accounts payable	$38	$35
Accrued liabilities	59	78
Deferred income taxes	24	25
Other liabilities	23	14
Liabilities related to assets held-for-sale	$144	$152

Net assets held-for-sale	$339	$327

Note 5. OTHER INCOME (NET)

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Interest expense	$45	$46
Investment income	(56)	(36)
Equity investment gains	(175)	(15)
Provision for restructuring	12	20
Acquisition and integration expenses	187	—
Litigation and other settlements	1	—
Equity in net income of affiliates	—	(24)
Divestiture gains	—	(45)
Royalties and licensing income	(308)	(367)
Transition and other service fees	(2)	(4)
Pension and postretirement	44	(11)
Intangible asset impairment	—	64
Other	(8)	(28)
Other income (net)	$(260)	$(400)

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model. The majority of the charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other shutdown costs associated with early manufacturing and R&D site exits. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $1.1 billion have been recognized for these actions since the announcement. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Employee workforce reductions were approximately 50 and 100 for the three months ended March 31, 2019 and 2018, respectively.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Employee termination costs	$4	$9
Other termination costs	8	11
Provision for restructuring	12	20
Accelerated depreciation	31	21
Asset impairments	1	10
Other shutdown costs	—	3
Total charges	$44	$54

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Cost of products sold	$12	$13
Marketing, selling and administrative	1	1
Research and development	19	20
Other income (net)	12	20
Total charges	$44	$54

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Liability at December 31	$99	$186
Cease-use lease liability reclassification	(3)	—
Liability at January 1	96	186

Charges	15	20
Change in estimates	(3)	—
Provision for restructuring	12	20
Foreign currency translation	—	5
Payments	(45)	(75)
Liability at March 31	$63	$136

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Earnings Before Income Taxes	$1,979	$1,779
Provision for Income Taxes	264	284
Effective Tax Rate	13.3%	16.0%

The reduction in the effective tax rate was primarily due to the recognition of prior period tax credits in 2019. Jurisdictional tax rates and other tax impacts attributed to non-deductible R&D charges, equity investment fair value adjustments and other specified items decreased the effective tax rate by 1.2% in the three months ended March 31, 2019 and 2018. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. Additional changes to the effective tax rate may occur in future periods due to various reasons including pretax earnings mix, tax reserves, cash repatriations and revised interpretations of the relevant tax code.

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

It is also reasonably possible that the total amount of unrecognized tax benefits at March 31, 2019 could decrease in the range of approximately $355 million to $395 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2019	2018
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,710	$1,486

Weighted-average common shares outstanding - basic	1,634	1,633
Incremental shares attributable to share-based compensation plans	3	7
Weighted-average common shares outstanding - diluted	1,637	1,640

Earnings per share - basic	$1.05	$0.91
Earnings per share - diluted	1.04	0.91

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2019		December 31, 2018
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - money market and other investments	$—	$6,741	$—	$6,173
Marketable securities
Certificates of deposit	—	658	—	971
Commercial paper	—	139	—	273
Corporate debt securities	—	1,865	—	2,379
Equity investments	—	—	—	125
Derivative assets	—	63	—	44
Equity investments	164	272	88	266
Derivative liabilities	—	(10)	—	(31)

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company's 2018 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of March 31, 2019 and December 31, 2018.

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other income (net). The following table summarizes the Company's debt and equity securities, classified as available-for-sale:

	March 31, 2019				December 31, 2018
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$658	$—	$—	$658	$971	$—	$—	$971
Commercial paper	139	—	—	139	273	—	—	273
Corporate debt securities	1,876	—	(11)	1,865	2,416	—	(37)	2,379
	$2,673	$—	$(11)	$2,662	$3,660	$—	$(37)	$3,623

Equity investments				436				479
Total				$3,098				$4,102

Dollars in Millions	March 31, 2019	December 31, 2018
Current marketable securities	$1,429	$1,973
Non-current marketable securities(a)	1,233	1,775
Other assets	436	354
Total	$3,098	$4,102

(a)	All non-current marketable securities mature within five years as of March 31, 2019 and December 31, 2018.

Equity investments not measured at fair value and excluded from the above table were limited partnerships and other equity method investments of $126 million at March 31, 2019 and $114 million at December 31, 2018 and other equity investments without readily determinable fair values of $208 million at March 31, 2019 and $206 million at December 31, 2018. These amounts are included in Other assets.

The following table summarizes the net gain recorded for equity investments with readily determinable fair values held as of March 31, 2019 and 2018:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Net gain/(loss) recognized	$95	$15
Less: Net gain/(loss) recognized for equity investments sold	14	—
Net unrealized gain/(loss) on equity investments held	$81	$15

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. Upon adoption of the amended guidance for derivatives and hedging, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the derivatives qualifying as cash flow hedges component of Other Comprehensive (Loss)/Income. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $1.0 billion and Japanese yen of $508 million at March 31, 2019.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at March 31, 2019 are designated to hedge euro currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gain or loss on the remeasurement of euro debt was $8 million gain in 2019 and $46 million loss in 2018 and were recorded in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

In January 2018, BMS entered into $300 million of cross-currency interest rate swap contracts maturing in December 2022 designated to hedge Japanese yen currency exposures of the Company's net investment in its Japan subsidiary. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with a related offset in Other assets or Pension and other liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (2.5% as of March 31, 2019) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Following the announcement of our pending acquisition of Celgene, the Company entered into forward starting interest rate swap option contracts, with a total notional value of $7.6 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the acquisition. A fair value loss adjustment of $35 million was recognized in the first quarter of 2019 and was included in Other income (net).

In April 2019, the Company entered into deal contingent forward starting interest rate swap contracts, with an aggregate notional principal amount of $10.4 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the planned Celgene acquisition. The option contracts that the Company entered into following the announcement of the planned acquisition of Celgene were terminated contemporaneously with the Company's entry into the deal contingent contracts.

The following table summarizes the fair value of outstanding derivatives:

	March 31, 2019				December 31, 2018
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$255	$(3)	$—	$—	$755	$(10)
Cross-currency interest rate swap contracts	175	2	125	(1)	50	—	250	(5)
Foreign currency forward contracts	1,642	58	302	(4)	1,503	44	496	(10)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	532	3	69	(2)	54	—	600	(6)
Forward starting interest rate swap options	7,600	—	—	—	—	—	—	—

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued liabilities and pension and other liabilities.

The following table summarizes the financial statement classification and amount of gain/(loss) recognized on hedging instruments:

	Three Months Ended March 31,
	2019		2018
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$5	$—	$7
Cross-currency interest rate swap contracts	—	2	—	2
Foreign currency forward contracts	30	(9)	(20)	(9)
Forward starting interest rate swap options	—	(35)	—	—

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$45	$(38)
Reclassified to Cost of products sold	(30)	20

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	6	(16)

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	8	(46)

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	March 31, 2019	December 31, 2018
Non-U.S. short-term borrowings	$321	$320
Current portion of long-term debt	—	1,249
Other	60	134
Total	$381	$1,703

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	March 31, 2019	December 31, 2018
Principal Value	$5,513	$6,776
Adjustments to Principal Value
Fair value of interest rate swap contracts	(3)	(10)
Unamortized basis adjustment from swap terminations	194	201
Unamortized bond discounts and issuance costs	(69)	(72)
Total	$5,635	$6,895

Current portion of long-term debt	$—	$1,249
Long-term debt	5,635	5,646

The fair value of long-term debt was $5.9 billion at March 31, 2019 and $7.1 billion at December 31, 2018 valued using Level 2 inputs. Interest payments were $57 million and $59 million for the three months ended March 31, 2019 and 2018, respectively, net of amounts related to interest rate swap contracts.

During the first quarter of 2019, the $750 million 1.600% Notes and the $500 million 1.750% Notes matured and were repaid.

As of March 31, 2019, the Company had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2020, two five-year $1.5 billion facilities that were extended to September 2022 and July 2023, respectively, and a $1.0 billion facility expiring in January 2022. All of these facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for the Company's commercial paper borrowings. The Company's $1.0 billion facility and the Company's two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at March 31, 2019 or December 31, 2018.

In connection with the Company's pending acquisition of Celgene, in January 2019 the Company entered into a bridge commitment letter that provides for up to $33.5 billion in a 364-day senior unsecured bridge facility. The Company also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche. The term loan reduced the commitments under the bridge facility to $25.5 billion. If the Company obtains additional funding by issuing securities or obtaining other loans, the amount of the bridge facility will be correspondingly reduced. The bridge facility and the term loan are subject to customary terms and conditions and do not have any financial covenants. No amounts will be borrowed under either the bridge facility or the term loan prior to the closing of the pending acquisition of Celgene. If drawn upon, the proceeds under the bridge facility and the term loan will be used solely to fund a portion of the cash to be paid in the pending acquisition of Celgene, the anticipated refinancing of debt of Celgene and the payment of related fees and expenses.

Note 10. RECEIVABLES

Dollars in Millions	March 31, 2019	December 31, 2018
Trade receivables	$4,873	$4,914
Less charge-backs and cash discounts	(241)	(245)
Less bad debt allowances	(38)	(33)
Net trade receivables	4,594	4,636
Prepaid and refundable income taxes	158	218
Alliance, royalties, VAT and other	952	1,111
Receivables	$5,704	$5,965

Non-U.S. receivables sold on a nonrecourse basis were $174 million and $203 million for the three months ended March 31, 2019 and 2018, respectively. Receivables from the Company's three largest pharmaceutical wholesalers in the U.S. represented 70% of total trade receivables at March 31, 2019 and December 31, 2018.

Note 11. INVENTORIES

Dollars in Millions	March 31, 2019	December 31, 2018
Finished goods	$448	$396
Work in process	934	1,026
Raw and packaging materials	214	202
Total inventories	$1,596	$1,624

Inventories	$1,283	$1,195
Other assets	313	429

Other assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2019	December 31, 2018
Land	$105	$104
Buildings	5,286	5,231
Machinery, equipment and fixtures	3,043	2,962
Construction in progress	477	548
Gross property, plant and equipment	8,911	8,845
Less accumulated depreciation	(3,926)	(3,818)
Property, plant and equipment	$4,985	$5,027

Depreciation expense was $133 million and $113 million for the three months ended March 31, 2019 and 2018, respectively.

Note 13. LEASES

The Company leases facilities for office, research and development, and storage and distribution purposes, comprising approximately 90% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one and 20 years. Most leases contain specific renewal options for periods ranging between one and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. The Company considers factors such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to the Company’s operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. As most leases do not provide an implicit rate, the Company's incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining 10% of the Company’s total lease obligation is comprised of vehicles used primarily by the Company’s salesforce, and an R&D facility operated by a third party under BMS direction. Vehicle lease terms vary by country with terms generally between one and four years.

The following table summarizes the components of lease expense for the three months ended March 31, 2019:

Dollars in Millions	2019
Operating lease cost	$27
Variable lease cost	6
Short-term lease cost	5
Sublease income	—
Total operating lease expense	$38

Operating lease right-of-use assets and liabilities were as follows as of March 31, 2019 and January 1, 2019:

Dollars in Millions	March 31, 2019	January 1, 2019
Other assets	$527	$543

Accrued liabilities	40	40
Pension and other liabilities	529	548
Total liabilities	$569	$588

As of December 31, 2018, annual minimum rental commitments for non-cancellable operating leases were approximately $100 million in each of the next five years and an aggregate $200 million thereafter.

Future lease payments for non-cancellable operating leases as of March 31, 2019 were as follow:

Dollars in Millions	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$35
2020	86
2021	76
2022	70
2023	62
Thereafter	395
Total future lease payments	724

Less imputed interest	155
Total lease liability	$569

Right-of-use assets obtained in exchange for new operating lease obligations were not material for the three months ended March 31, 2019. Other information related to operating leases for the three months ended March 31, 2019 was as follows:

Dollars in Millions, except lease term and discount rate
Cash paid for amounts included in the measurement of operating lease liabilities	$29
Weighted-average remaining lease term (in years)	11
Weighted-average discount rate	4%

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	March 31, 2019	December 31, 2018
Goodwill		$6,536	$6,538

Other intangible assets:
Licenses	5 – 15 years	$497	$510
Developed technology rights	9 – 15 years	2,357	2,357
Capitalized software	3 – 10 years	1,166	1,156
IPRD		—	32
Gross other intangible assets		4,020	4,055
Less accumulated amortization		(2,994)	(2,964)
Other intangible assets		$1,026	$1,091

Amortization expense was $53 million and $46 million for the three months ended March 31, 2019 and 2018, respectively.

In the first quarter of 2019, a $32 million IPRD impairment charge was recorded in Research and development following our decision to discontinue development of an investigational compound obtained in the acquisition of Medarex. In the first quarter of 2018, a $64 million impairment charge was recorded in Other income (net) for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Note 15. ACCRUED LIABILITIES

Dollars in Millions	March 31, 2019	December 31, 2018
Rebates and returns	$2,404	$2,417
Employee compensation and benefits	352	848
Research and development	861	805
Dividends	671	669
Royalties	300	391
Branded Prescription Drug Fee	214	188
Liabilities related to assets held-for-sale	144	152
Litigation and other settlements	79	118
Operating lease liabilities	40	—
Restructuring	53	85
Pension and postretirement benefit	35	35
Other	703	781
Accrued liabilities	$5,856	$6,489

Note 16. EQUITY

The following table summarizes changes in equity for the three months ended March 31, 2019:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2018	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	1,710	—	—	5
Other Comprehensive Income/(Loss)	—	—	—	118	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	22	—	—	(4)	3	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2019	2,208	$221	$2,103	$(2,644)	$35,109	572	$(19,571)	$99

(a)	Refer to “—Note 1. Basis of Presentation and Recently Issued Accounting Standards” for additional information.

(b)	Cash dividends declared per common share were $0.41 for the three months ended March 31, 2019.

The following table summarizes changes in equity for the three months ended March 31, 2018:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2017	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
Accounting change - cumulative effect(a)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	$221	$1,898	$(2,323)	$31,492	575	$(19,249)	$106
Net earnings	—	—	—	—	1,486	—	—	9
Other Comprehensive Income/(Loss)	—	—	—	89	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(655)	—	—	—
Stock repurchase program	—	—	—	—	—	3	(166)	—
Stock compensation	—	—	18	—	—	(4)	(18)	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2018	2,208	$221	$1,916	$(2,234)	$32,323	574	$(19,433)	$113

(a)	Refer to “—Note 1. Accounting Policies and Recently Issued Accounting Standards” in the Company's 2018 Form 10-K for additional information.

(b)	Cash dividends declared per common share were $0.40 for the three months ended March 31, 2018.

BMS has a stock repurchase program authorized by its Board of Directors allowing for repurchases in the open market or through private transactions, including plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act). The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

The components of Other Comprehensive Income/(Loss) were as follows in the three months ended March 31:

	2019			2018
Dollars in Millions	Pretax	Tax	After tax	Pretax	Tax	After tax
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$45	$(5)	$40	$(38)	$6	$(32)
Reclassified to net earnings(a)	(30)	4	(26)	20	(7)	13
Derivatives qualifying as cash flow hedges	15	(1)	14	(18)	(1)	(19)

Pension and postretirement benefits:
Actuarial (losses)/gains	(2)	—	(2)	112	(24)	88
Amortization(b)	17	(4)	13	20	(3)	17
Settlements(b)	49	(11)	38	31	(7)	24
Pension and postretirement benefits	64	(15)	49	163	(34)	129

Available-for-sale securities:
Unrealized gains/(losses)	23	—	23	(32)	6	(26)
Realized (gains)/losses	3	—	3	—	—	—
Available-for-sale securities	26	—	26	(32)	6	(26)

Foreign currency translation	32	(3)	29	(7)	12	5

Total Other Comprehensive Income/(Loss)	$137	$(19)	$118	$106	$(17)	$89

(a)	Included in Cost of products sold.

(b)	Included in Other income (net).

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

Dollars in Millions	March 31, 2019	December 31, 2018
Derivatives qualifying as cash flow hedges	$65	$51
Pension and postretirement benefits	(2,053)	(2,102)
Available-for-sale securities	(4)	(30)
Foreign currency translation	(652)	(681)
Accumulated other comprehensive loss	$(2,644)	$(2,762)

Note 17. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan (the Plan), covering most U.S. employees and representing approximately 66% of the consolidated pension plan assets and 60% of the obligations. Future benefits related to service for this plan were eliminated in 2009. BMS contributes at least the minimum amount required by the ERISA. Plan benefits are based primarily on the participant’s years of credited service and final average compensation. As of March 31, 2019, Plan assets consist primarily of fixed-income securities.

In December 2018, BMS announced plans to fully terminate the Plan. Pension obligations related to the Plan of $3.7 billion will be distributed through a combination of lump sum payments to eligible Plan participants who elect such payments and through the purchase of a group annuity contract from Athene Annuity and Life Company (Athene), a wholly-owned insurance subsidiary of Athene Holding Ltd. The benefit obligation for the Plan as of March 31, 2019 was therefore determined on a plan termination basis for which it is assumed that a portion of eligible active and deferred vested participants will elect lump sum payments. The remaining obligation expected to be transferred to Athene includes an annuity purchase price premium. The Plan has sufficient assets to satisfy all transaction obligations. The transaction is expected to close in the third quarter of 2019 at which time the Company expects to record a total non-cash pre-tax pension settlement charge of approximately $1.5 billion to $2.0 billion.

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Service cost – benefits earned during the year	$7	$7
Interest cost on projected benefit obligation	44	46
Expected return on plan assets	(64)	(109)
Amortization of prior service credits	(1)	(1)
Amortization of net actuarial loss	18	21
Curtailments and settlements	49	31
Net periodic pension benefit cost/(credit)	$53	$(5)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. and international pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $423 million at March 31, 2019 and $427 million at December 31, 2018. Defined contribution plan expense in the U.S. was approximately $40 million for the three months ended March 31, 2019 and 2018. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

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

Although the Company believes it has substantial defenses in these matters, there can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, government investigations or other legal proceedings will not be material. Unless otherwise noted, the Company is unable to assess the outcome of the respective litigation nor is it able to provide an estimated range of potential loss. Furthermore, failure to enforce the Company's patent rights would likely result in substantial decreases in the respective product revenues from generic competition.

INTELLECTUAL PROPERTY

Plavix* - Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Company and Apotex have settled the Apotex case, and the case was dismissed. The Australian government has intervened in this matter and is seeking maximum damages up to 449 million AUD ($319 million), plus interest, which would be split between the Company and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. The Company and Sanofi have disputed that the Australian government is entitled to any damages and the Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2019.

Sprycel - Europe
In May 2013, Apotex, Actavis Group PTC ehf, Generics [UK] Limited (Mylan) and an unnamed company filed oppositions in the EPO seeking revocation of European Patent No. 1169038 (the ‘038 patent) covering dasatinib, the active ingredient in Sprycel. On January 20, 2016, the Opposition Division of the EPO revoked the ‘038 patent. In May 2016, the Company appealed the EPO’s decision to the EPO Board of Appeal. In February 2017, the EPO Board of Appeal upheld the Opposition Division’s decision, and revoked the ‘038 patent. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expired in November 2016. The EPO Board of Appeal’s decision does not affect the validity of the Company's other Sprycel patents within and outside Europe, including different patents that cover the monohydrate form of dasatinib and the use of dasatinib to treat CML. Additionally, in February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision on European Patent No. 1610780 and its claim to the use of dasatinib to treat CML, which the EPO’s Opposition Division had revoked in October 2012. In December 2018, the EPO’s Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024. The Company intends to take appropriate legal actions to protect Sprycel. Generics have been approved in certain EU markets. We may experience a decline in European revenues in the event that generic dasatinib product enters the market.

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

Eliquis Patent Litigation - U.S.
In 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed aNDAs seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is the Company’s basis for projected LOE, from February 2023 to November 2026. The Company has settled lawsuits with a number of aNDA filers through March 2019. The settlements do not affect the Company’s projected LOE for Eliquis. A trial with the remaining aNDA filers is scheduled for October 2019 in the U.S. District Court for the District of Delaware.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
The Company and certain affiliates of Sanofi are defendants in consumer protection and/or false advertising actions brought by the attorneys general of Hawaii and New Mexico relating to the sales and promotion of Plavix*.

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

Abilify*
The Company and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,000 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the United States District Court for the Northern District of Florida. On February 15, 2019, the Company and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as the various state courts, including California and New Jersey.

Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. As of April 2019, no claims remain pending in the MDL in the U.S District Court for the Southern District of New York or in state court. One case remains pending in Canada. Over 200 cases have been dismissed with prejudice in the MDL. The claims of 23 plaintiffs were appealed to the Second Circuit Court of Appeals which, in March 2019, affirmed the MDL's dismissals. There were several additional appeals that were stayed pending the outcome of the Second Circuit's decision. These stays have been lifted.

Onglyza*
The Company and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of March 2019, claims are pending in state and federal court on behalf of approximately 275 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of the Company’s global diabetes business divestiture, the Company sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SHAREHOLDER DERIVATIVE LITIGATION

Since December 2015, three shareholder derivative lawsuits were filed in New York state court against certain officers and directors of the Company. The plaintiffs allege, among other things, breaches of fiduciary duty surrounding the Company’s previously disclosed October 2015 civil settlement with the SEC of alleged FCPA violations in China in which the Company agreed to a payment of approximately $14.7 million in disgorgement, penalties and interest. All three of the lawsuits were dismissed. The Company received a notice of appeal as to one of the dismissed lawsuits and in March 2019, the Appellate Division of the Supreme Court of New York affirmed the trial court's dismissal. This litigation is now concluded.

SECURITIES LITIGATION

Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against the Company, the Company’s Chief Executive Officer, Giovanni Caforio, the Company’s Chief Financial Officer, Charles A. Bancroft and certain former and current executives of the Company. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for the Company’s disclosures related to the CheckMate-026 clinical trial in lung cancer. A fully briefed motion to dismiss is pending before the court. The Company intends to defend itself vigorously in this litigation.

OTHER LITIGATION

Acquisition of Celgene Litigation
Following the announcement of the Company's planned acquisition of Celgene, thirteen complaints were filed by Celgene shareholders in the U.S. District Court for the District of Delaware, U.S. District Court for the District of New Jersey, the U.S. District Court for the Southern District of New York and the Court of Chancery of the State of Delaware seeking to enjoin the Company's planned acquisition of Celgene. The complaints in these actions name as defendants Celgene and the members of Celgene's Board of Directors. Five of these complaints also name the Company and Burgundy Merger Sub, Inc., a wholly-owned subsidiary of the Company that was formed solely for the purpose of completing the pending acquisition of Celgene and will be merged with and into Celgene upon the completion of the acquisition, as defendants. Of the complaints naming the Company as a defendant, four are styled as putative class actions. The plaintiffs allege violations of various federal securities laws and breaches of fiduciary duties in connection with the acquisition of Celgene by the Company. Two of these complaints were voluntarily dismissed in April 2019.

Separately, a fourteenth complaint styled as a putative class action was filed in the Court of Chancery of the State of Delaware on behalf of the Company's shareholders naming members of the Company's Board of Directors as defendants. This complaint alleges that each of the members of the Company's Board of Directors breached his or her fiduciary duties to the Company and its shareholders by failing to disclose material information about the pending acquisition. The lawsuit was voluntarily dismissed in April 2019.

The Company expects the remaining lawsuits to be dismissed shortly.

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

Average Manufacturer Price Litigation
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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $65 million at March 31, 2019, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

NOTE 19. PLANNED CELGENE ACQUISITION

On January 3, 2019, the Company announced that it has entered into a definitive merger agreement under which it will acquire Celgene. Under the terms of the agreement, which has been approved by the Board of Directors of the Company and Celgene, if the merger is completed, Celgene shareholders will receive one share of the Company common stock and $50.00 in cash for each share of Celgene common stock held by them. Celgene shareholders will also receive one tradeable contingent value right for each share of Celgene representing the right to receive $9.00 in cash, which is subject to the achievement of future regulatory milestones. Based on the closing price of a share of the Company common stock on January 2, 2019, the most recent trading day prior to the date of the announcement, the merger consideration represented approximately $74 billion. The amount of consideration to be received by Celgene shareholders will fluctuate with changes in the price of the shares of the Company common stock.

On April 17, 2019, the Company commenced an exchange offer for any and all outstanding notes issued by Celgene for up to $19.85 billion aggregate principal amount of new notes to be issued by the Company and cash, which is conditioned upon the closing of the pending acquisition of Celgene. The Company expects to fund the approximately $36 billion that the Company anticipates will be required to pay the aggregate cash portion of the merger consideration to Celgene shareholders through a combination of cash on hand and, subject to market conditions, short-term borrowings and long-term debt. The Company expects to enter into an accelerated share repurchase program of approximately $5.0 billion, which is subject to Board of Directors’ approval. The ultimate amount of shares to be repurchased may change based on company and market factors. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources" for a discussion of the Company's financing arrangements in connection with the planned acquisition.

The acquisition was approved by the Company’s and Celgene’s shareholders on April 12, 2019, but the consummation of the planned acquisition remains subject to the satisfaction of customary closing conditions and regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and approvals under the antitrust laws of other jurisdictions. With respect to the review of the planned acquisition pursuant to the HSR Act, the Company and Celgene on March 25, 2019 each received a request for additional information and documentary materials (also known as a "second request") from the U.S. Federal Trade Commission in connection with its review. The Company expects the planned acquisition will close in the third quarter of 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q to enhance the understanding of our results of operations, financial condition and cash flows.

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

On January 3, 2019, we announced that we have entered into a definitive merger agreement to acquire Celgene, which will require approximately $74 billion in consideration, based on the closing price of a share of our common stock on January 2, 2019. The acquisition was approved by the Company’s and Celgene’s shareholders on April 12, 2019. We expect that the planned acquisition will enable us to create a leading focused specialty biopharmaceutical company that is well positioned to address the needs of patients with cancer, inflammatory, immunologic or cardiovascular diseases through high-value innovation medicines and leading scientific capabilities. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals, but is expected to close in the third quarter of 2019. Refer to “Item 1. Financial Statements—Note 4. Divestitures and Other Arrangements” and “—Note 19. Planned Celgene Acquisition” for further discussion on our pending acquisition of Celgene. Refer to “—Financial Position, Liquidity and Capital Resources” for a discussion of our financing arrangements in connection with the planned acquisition.

Our revenues increased by 14% for the three months ended March 31, 2019 as a result of higher demand for Eliquis and Opdivo. The $0.13 increase in GAAP EPS primarily resulted from higher revenues partially offset by higher R&D costs and lower other income. After adjusting for specified items, non-GAAP EPS increased $0.16. Cost savings resulting from our transformation initiatives continue to be redeployed in R&D and other areas of higher priorities.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2019	2018
Total Revenues	$5,920	$5,193

Diluted Earnings Per Share
GAAP	$1.04	$0.91
Non-GAAP	1.10	0.94

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

Significant Product and Pipeline Approvals

Product	Date	Approval

Opdivo+Yervoy	January 2019	Announced the EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.

Sprycel	February 2019
Announced the EC approval of Sprycel, in both tablet and powder for oral suspension formulations, in combination with chemotherapy for the treatment of pediatric patients with newly diagnosed Philadelphia chromosome-positive ALL.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2019.

Acquisitions, Divestitures, Licensing and Collaboration Arrangements

Acquisitions, divestitures, licensing and collaboration arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular and fibrosis. Refer to “Item 1. Financial Statements—Note 3. Alliances,” “—Note 4. Divestitures and Other Arrangements” and “—Note 19. Planned Celgene Acquisition” for further discussion on our pending acquisition of Celgene. Refer to “—Financial Position, Liquidity and Capital Resources” for a discussion of our financing arrangements in connection with the planned acquisition.

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended March 31,
	Total Revenues		2019 vs. 2018
Dollars in Millions	2019	2018	% Change	Foreign Exchange(b)
United States	$3,449	$2,778	24%	—
Europe	1,480	1,406	5%	(9)%
Rest of the World	874	873	—	(8)%
Other(a)	117	136	(14)%	N/A
Total	$5,920	$5,193	14%	(4)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

U.S. revenues increased due to higher demand for Eliquis, Opdivo and Yervoy. Average U.S. net selling prices were approximately 2% higher after discounts, charge-backs and rebates in the three months ended March 31, 2019 and are expected to be roughly flat on a full year basis.

Europe revenues increased due to higher demand for Opdivo and Eliquis, partially offset by unfavorable foreign exchange and lower average net selling prices.

Rest of the World revenues remained unchanged as higher demand for Opdivo, Eliquis and Yervoy was offset by unfavorable foreign exchange and lower demand for established brands.

No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2019 or 2018. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2019	2018	% Change
Gross product sales	$7,994	$6,701	19%
GTN adjustments
Charge-backs and cash discounts	(774)	(583)	33%
Medicaid and Medicare rebates	(800)	(557)	44%
Other rebates, returns, discounts and adjustments	(707)	(589)	20%
Total GTN adjustments	(2,281)	(1,729)	32%
Net product sales	$5,713	$4,972	15%

GTN adjustments percentage	28%	26%	2%
U.S.	36%	34%	2%
Non-U.S.	13%	13%	—%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $78 million and $50 million in the three months ended March 31, 2019 and 2018, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2019	2018	% Change
Prioritized Brands
Opdivo	$1,801	$1,511	19%
U.S.	1,124	938	20%
Non-U.S.	677	573	18%

Eliquis	1,925	1,506	28%
U.S.	1,206	885	36%
Non-U.S.	719	621	16%

Orencia	640	593	8%
U.S.	449	385	17%
Non-U.S.	191	208	(8)%

Sprycel	459	438	5%
U.S.	240	214	12%
Non-U.S.	219	224	(2)%

Yervoy	384	249	54%
U.S.	275	162	70%
Non-U.S.	109	87	25%

Empliciti	83	55	51%
U.S.	58	37	57%
Non-U.S.	25	18	39%

Established Brands
Baraclude	141	225	(37)%
U.S.	7	10	(30)%
Non-U.S.	134	215	(38)%

Other Brands	487	616	(21)%
U.S.	90	147	(39)%
Non-U.S.	397	469	(15)%

Total Revenues	5,920	5,193	14%
U.S.	3,449	2,778	24%
Non-U.S.	2,471	2,415	2%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•
U.S. revenues increased due to higher demand resulting from the second quarter 2018 approval of the Opdivo+Yervoy combination for kidney cancer and increased use in adjuvant melanoma, partially offset by a decline in previously-treated advanced lung cancer.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches in new countries. Excluding foreign exchange impacts, revenues increased by 29% in the first quarter.

Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•	U.S. revenues increased due to market share gains within the oral anticoagulants market.

•
International revenues increased due to higher demand attributed to both oral anticoagulant market growth and market share gains. Excluding foreign exchange impacts, revenues increased by 23% in the first quarter.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•	U.S. revenues increased due to demand and higher average net selling prices.

•	International revenues decreased due to foreign exchange.

Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of patients with Philadelphia chromosome-positive CML in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues increased due to higher average net selling prices and demand.

•	International revenues decreased due to foreign exchange. Excluding foreign exchange impacts, revenues increased by 4% in the first quarter.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased due to higher demand resulting from the second quarter 2018 approval of the Opdivo+Yervoy combination for kidney cancer.

•
International revenues increased due to higher demand resulting from approval of the Opdivo+Yervoy combination for melanoma in Japan. Excluding foreign exchange impacts, revenues increased by 36% in the first quarter.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

•	U.S. revenues increased due to the fourth quarter 2018 approval of Empliciti in combination with pomalidomide and dexamethasone for relapsed or refractory multiple myeloma.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues continued to decrease due to lower demand resulting from increased generic competition.

Other Brands — includes Sustiva, Reyataz, Daklinza and all other products that lost exclusivity in major markets, OTC brands and royalty revenue.

•	International revenues decreased primarily due to divestiture of certain other brands and continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2018 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at December 31, 2018.

Dafalgan, an analgesic product sold principally in Europe, had 1.1 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at September 30, 2018. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Efferalgan, an analgesic product sold principally in Europe, had 1.4 months of inventory on hand internationally at direct customers compared to also 1.7 months of inventory on hand at September 30, 2018. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Fervex, a cold and flu product, had 2.5 months of inventory on hand at direct customers compared to 2.1 months of inventory on hand at September 30, 2018. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Daklinza, a Hepatitis C product, had 1.6 months of inventory on hand internationally at direct customers compared to 1.2 months of inventory on hand at September 30, 2018. The level of inventory on hand was attributable to a patent infringement in Saudi Arabia.

Perfalgan, an analgesic product, had 1.6 months of inventory on hand internationally at direct customers compared to 1.3 months of inventory on hand at September 30, 2018. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.

Sustiva, an HIV product, had 2.1 months of inventory on hand internationally at direct customers compared to 1.1 months of inventory on hand at September 30, 2018. The level of inventory on hand was attributable to low volume in-market sales in Canada

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 97% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended March 31, 2019 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2019	2018	% Change
Cost of products sold	$1,844	$1,584	16%
Marketing, selling and administrative	1,006	980	3%
Research and development	1,351	1,250	8%
Other income (net)	(260)	(400)	(35)%
Total Expenses	$3,941	$3,414	15%

Cost of products sold increased due to higher royalties and profit sharing of $231 million resulting primarily from higher Eliquis sales and to a lesser extent higher Puerto Rico excise tax, partially offset by hedging gains.

Marketing, selling and administrative expenses increased due to timing of certain expenses and higher branded prescription drug fee, partially offset by foreign currency impact.

Research and development expense increased due to continued expansion of IO and other immunoscience development programs.

Significant charges included in Research and development were as follows:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Cormorant	$—	$60	(a)
License and asset acquisition charges	—	60

IPRD impairments	32	—
Site exit costs	19	20
Research and development significant charges	$51	$80

(a)	Milestone payment

•	IPRD impairment charge resulted from the decision to discontinue development of an investigational compound obtained in the acquisition of Medarex.

Other income (net) decreased due to Celgene acquisition and integration expenses, lower pension income, royalties and licensing income and divestiture gains, partially offset by higher equity investment gains and lower intangible asset impairments.

Items included in Other income (net) were as follows:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Interest expense	$45	$46
Investment income	(56)	(36)
Equity investment gains	(175)	(15)
Provision for restructuring	12	20
Acquisition and integration expenses	187	—
Litigation and other settlements	1	—
Equity in net income of affiliates	—	(24)
Divestiture gains	—	(45)
Royalties and licensing income	(308)	(367)
Transition and other service fees	(2)	(4)
Pension and postretirement	44	(11)
Intangible asset impairment	—	64
Other	(8)	(28)
Other income (net)	$(260)	$(400)

•
Equity investment gains includes a fair value adjustment of $74 million related to the Company's equity investment in uniQure N.V. and $80 million related to the termination of our Europe and Asia partnership with Sanofi in 2019.

•
Acquisition and integration expenses include the following items related to the pending Celgene acquisition: (1) upfront bridge facility commitment fee amortization of $67 million, (2) fair value adjustment of $35 million related to the forward starting interest rate swap option contracts to hedge interest rate risk on the anticipated debt issuance to partially fund the acquisition, (3) financial advisory, legal, proxy filing and other regulatory fees of $63 million and (4) consulting fees of $22 million incurred in connection with pre-integration planning activities.

•	Equity in net income of affiliates was related to our Europe and Asia partnership with Sanofi, which was terminated in 2019.

•	Divestiture gains includes the divestiture of multiple mature global product lines in 2018.

•	Royalties and licensing income includes higher Keytruda* royalties in 2019, a $50 million fee for amending a royalty rate and contingent consideration received from the Erbitux* divestiture in 2018.

•
Pension and postretirement includes the interest cost, expected return on plan assets and amortization components of the net periodic benefit cost (credit) as well as net charges for settlements, curtailments and special termination benefits of $49 million in 2019 and $31 million in 2018.

•
Intangible asset impairment includes $64 million in 2018 for an out-licensed asset obtained in the acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Earnings Before Income Taxes	$1,979	$1,779
Provision for Income Taxes	264	284
Effective Tax Rate	13.3%	16.0%

Impact of Specified Items	(1.2)%	(1.2)%

The reduction in the effective tax rate was primarily due to the recognition of prior period tax credits in 2019. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information on the tax impact of specified items.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) acquisition and integration expenses, (2) restructuring costs, (3) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (4) R&D charges or other income resulting from up-front or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (5) divestiture gains or losses, (6) pension, legal and other contractual settlement charges and (7) debt redemption gains or losses, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on April 25, 2019 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Impairment charges	$—	$10
Accelerated depreciation and other shutdown costs	12	3
Cost of products sold	12	13

Marketing, selling and administrative	1	1

License and asset acquisition charges	—	60
IPRD impairments	32	—
Site exit costs and other	19	20
Research and development	51	80

Equity investment gains	(175)	(15)
Provision for restructuring	12	20
Acquisition and integration expenses	187	—
Divestiture gains	—	(43)
Royalties and licensing income	—	(50)
Pension and postretirement	49	31
Intangible asset impairment	—	64
Other income (net)	73	7

Increase to pretax income	137	101

Income taxes on items above	(43)	(8)
Income taxes attributed to U.S. tax reform	—	(32)
Income taxes	(43)	(40)

Increase to net earnings	$94	$61

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2019	2018
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,710	$1,486
Specified Items	94	61
Net Earnings Attributable to BMS used for Diluted EPS Calculation – Non-GAAP	$1,804	$1,547

Average Common Shares Outstanding – Diluted	1,637	1,640

Diluted EPS Attributable to BMS – GAAP	$1.04	$0.91
Diluted EPS Attributable to Specified Items	0.06	0.03
Diluted EPS Attributable to BMS – Non-GAAP	$1.10	$0.94

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	March 31, 2019	December 31, 2018
Cash and cash equivalents	$7,335	$6,911
Marketable securities – current	1,429	1,973
Marketable securities – non-current	1,233	1,775
Total cash, cash equivalents and marketable securities	9,997	10,659
Short-term debt obligations	(381)	(1,703)
Long-term debt	(5,635)	(5,646)
Net cash position	$3,981	$3,310

Cash, cash equivalents and marketable securities held in the U.S. were approximately $8.3 billion at March 31, 2019. Most of the remaining $1.7 billion is held primarily in our international affiliates for local operating needs. We are subject to a one-time deemed repatriation transition tax in which $2.1 billion will be payable over the next eight years as a result of U.S. tax reform. We expect to have more flexibility in accessing cash and future cash that may be generated in foreign subsidiaries. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S., as well as borrowing available under our credit facilities, will be sufficient to satisfy our anticipated operating cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital and deemed repatriation transition tax.

Management continuously evaluates our capital structure to ensure that we are financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities.

Dividend payments were $669 million and $653 million in the three months ended March 31, 2019 and 2018, respectively. Dividends declared per common share were $0.41 and $0.40 in the three months ended March 31, 2019 and 2018, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. The merger agreement prohibits us from declaring, setting aside or paying any dividend or other distribution other than our regular cash dividend in the ordinary course of business consistent with past practice in an amount not to exceed $0.41 per share per quarter. Annual capital expenditures were approximately $1.0 billion in 2018 and are expected to be approximately $800 million in 2019 and $600 million in 2020. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when approved for commercial use in early 2020.

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

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of March 31, 2019.

As of March 31, 2019, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2020, two five-year $1.5 billion facilities that were extended to September 2022 and July 2023, respectively, and a $1.0 billion facility expiring in January 2022. All of these facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at March 31, 2019 or December 31, 2018.

In connection with our pending acquisition of Celgene, in January 2019 we entered into a bridge commitment letter that provides for up to $33.5 billion in a 364-day senior unsecured bridge facility. We also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche. The term loan reduced the commitments under the bridge facility to $25.5 billion. If we obtain additional funding by issuing securities or obtaining other loans, the amount of the bridge facility will be correspondingly reduced. The bridge facility and the term loan are subject to customary terms and conditions and do not have any financial covenants. No amounts will be borrowed under either the bridge facility or the term loan prior to the closing of the pending acquisition of Celgene. If drawn upon, the proceeds of the under the bridge facility and the term loan will be used solely to fund a portion of the cash to be paid in the pending acquisition of Celgene, the anticipated refinancing of debt of Celgene and the payment of related fees and expenses.

Also in connection with the pending acquisition of Celgene, on April 17, 2019, we commenced an exchange offer for any and all outstanding notes issued by Celgene for up to $19.85 billion aggregate principal amount of new notes to be issued by us and cash, which is conditioned upon the closing of the acquisition. The expiration of the offer will be extended until the acquisition closes. In conjunction with the offer to exchange the Celgene notes, we concurrently solicited consents to adopt certain proposed amendments to each of the indentures governing the Celgene notes to eliminate substantially all of the restrictive covenants in such indentures.

We expect to fund the approximately $36 billion that we anticipate will be required to pay the aggregate cash portion of the merger consideration to Celgene shareholders through a combination of cash on hand and, subject to market conditions, short-term borrowings and long-term debt. We also expect to enter into an accelerated share repurchase program of approximately $5.0 billion, which is subject to Board of Directors’ approval. The ultimate amount of shares to be repurchased may change based on company and market factors.

Following the announcement of our pending acquisition of Celgene, we entered into forward starting interest rate swap option contracts, with a total notional value of $7.6 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the acquisition. In April 2019, we entered into deal contingent forward starting interest rate swap contracts, with an aggregate notional principal amount of $10.4 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the planned Celgene acquisition. The option contracts that we entered into following the announcement of the planned acquisition of Celgene were terminated contemporaneously with our entry into the deal contingent contracts.

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

Credit Ratings

BMS's current long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, and BMS's current long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively. The long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. The current long-term ratings do not reflect any impact from the planned acquisition of Celgene. In January 2019, Moody's placed BMS under review for downgrade and Standard & Poor's placed BMS on CreditWatch with negative implications, each following the announcement to acquire Celgene. While we expect that additional debt issued in connection with the pending Celgene acquisition will result in a downgrade to our credit ratings, we expect those credit ratings to remain at an investment grade level and we do not expect this change to impact our ability to access short-term or long-term financing. However, we cannot guarantee the future actions of Moody's and/or Standard & Poor's. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2019	2018
Cash flow provided by/(used in):
Operating activities	$1,390	$1,175
Investing activities	1,060	(43)
Financing activities	(2,029)	(1,222)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections continue to be impacted by longer payment terms for certain biologic products in the U.S., primarily our newer oncology products including Opdivo, Yervoy and Empliciti (90 days). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $200 million change in cash flow from operating activities compared to 2018 was primarily attributable to higher cash collections and timing of payments in the ordinary course of business of approximately $400 million, partially offset by approximately $200 million of Celgene acquisition and integration related payments in 2019.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $1.1 billion change in cash flow from investing activities compared to 2018 was primarily attributable to:

•	Higher net sales and maturities of marketable securities with maturities greater than 90 days of approximately $1.0 billion; and

•	Lower net acquisition and other payments of approximately $300 million primarily due to the Flexus contingent consideration payment in 2018.
Partially offset by:

•	Lower business divestiture proceeds of approximately $200 million primarily due to the divestiture of manufacturing operations in Swords, Ireland and certain mature brands in 2018.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $800 million change in cash flow from financing activities compared to 2018 was primarily attributable to higher debt repayments of approximately $1.0 billion due to the maturity of notes in 2019, partially offset by approximately $200 million relating to repurchase of common stock in 2018.

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

Product	Indication	Date	Developments

Opdivo	CRC	March 2019
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application of Opdivo in Japan for additional indication of MSI-H unresectable advanced or recurrent CRC that has progressed following chemotherapy for a partial change in the approved items of the manufacturing and marketing approval. This is mainly based on the result from Phase II CheckMate-142 study evaluating Opdivo in patients with MSI-H or dMMR recurrent or metastatic CRC that has progressed on or after, or been intolerant of, at least one previous line of treatment with chemotherapy including fluoropyrimidine anticancer drugs.

	NSCLC	April 2019
Announced results from pooled analyses of survival data from four studies (CheckMate-017, -057, -063 and -003) in patients with previously-treated advanced NSCLC who were treated with Opdivo. In the pooled analysis of the four studies, 14% of all Opdivo-treated patients were alive at four years. Notably, in patients with PD-L1 greater than or equal to 1% and less than 1%, four-year overall survival rate were 19% and 11%, respectively.

	SCCHN	January 2019	Acceptance in China of sBLA filing for patients who had previously been treated for metastatic or recurrent SCCHN.

Opdivo+Yervoy	mCRPC	February 2019
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

	Melanoma	March 2019
Received FDA full approval for Opdivo in combination with Yervoy for the treatment of patients with unresectable or metastatic melanoma based on additional longer term efficacy data from CheckMate-067 (4-year overall survival) without restrictions in patient population. This approval fulfills two Post Marketing Requirements to verify and describe clinical benefit, thereby converting prior accelerated approval to full approval for nivolumab in combination with ipilimumab for patients with unresectable or metastatic melanoma and nivolumab monotherapy for BRAF Mutant subjects with unresectable or metastatic melanoma. Importantly, based on FDA review of the CheckMate-067 4-year overall survival data, the results of exploratory analyses by PD-L1 tumor expression have been removed entirely from the label.

	NSCLC	January 2019
Announced voluntary withdrawal of the Company's sBLA for the Opdivo plus low-dose Yervoy for treatment of first-line advanced NSCLC in patients with TMB greater than or equal to 10 mutations per megabase as data from CheckMate-227, Part 1a. After discussions with FDA, the Company believes further evidence on the relationship between TMB and PD-L1 is required to fully evaluate the impact of Opdivo plus Yervoy on overall survival in first-line NSCLC patients. This analysis will require availability of the final data from CheckMate-227, Part 1a, which the Company anticipates will be available in summer 2019. The data from Part 1a could not be provided on time within the review cycle of the current application.

	RCC	February 2019
Announced new results from the Phase III CheckMate-214 study, showing that therapy with Opdivo plus low-dose Yervoy continued to demonstrate long-term survival benefits in patients with previously untreated advanced or metastatic RCC.

		January 2019	Announced the EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.
	SCCHN	April 2019	Announced topline results from the Phase II CheckMate-714 trial evaluating Opdivo versus Opdivo+Yervoy in patients with recurrent or metastatic SCCHN. The study did not meet its primary endpoints.

Eliquis	NVAF/ACS	March 2019
Announced results from the Phase IV AUGUSTUS trial evaluating Eliquis versus vitamin K antagonists (VKAs) in patients with NVAF and ACS and/or undergoing PCI. Results show that in patients receiving a P2Y12 inhibitor with or without aspirin (antiplatelet therapies), the proportion of patients with major or clinically relevant non-major (CRNM) bleeding at six months was significantly lower for those treated with Eliquis compared to those treated with a VKA.

Product	Indication	Date	Developments

Orencia	JIA	April 2019
Received the EC notification on the adoption of the approval on our Orencia solution for subcutaneous injection in pre-filled syringe extension application (50 mg & 87.5 mg strength) and extension of indication for the treatment of polyarticular JIA in pediatric patients two years of age and older.

	RA	March 2019
Announced the submission of supplemental applications of “Orencia for Intravenous Infusion 250mg,” “Orencia 125mg Syringe for Subcutaneous Injection 1mL” and “Orencia 125mg Autoinjector for Subcutaneous Injection 1mL” to include the description of “inhibition of the structural damage of the joints” in the currently approved indication of RA for a partial change in approved items of the manufacturing and marketing approval in Japan.

Sprycel	ALL	February 2019
Announced the EC approval of Sprycel, in both tablet and powder for oral suspension formulations, in combination with chemotherapy for the treatment of pediatric patients with newly diagnosed Philadelphia chromosome-positive ALL.

Empliciti	Multiple Myeloma	February 2019
Completed filing of a supplemental Japanese New Drug Application (sJNDA) for Empliciti in combination with Pomalidomide and Dexamethasone for the treatment of patients with multiple myeloma who have received at least two prior therapies, including Revlimid* and proteasome inhibitor. The sJNDA filing was submitted based on the result of Global Phase II study. The orphan designation was already granted for the indication of RRMM at the initial JNDA. This sJNDA will also be reviewed under “priority review.”

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2019. For information regarding the impact of recently adopted accounting standards, refer to “—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our pending acquisition of Celgene and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the 2018 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Quarterly Report on Form 10-Q not to occur. Except as otherwise required by federal securities law, we undertake no obligation to release publicly any updates or revisions to any forward-looking statements as a result of new information, future events, changed circumstances or otherwise after the date of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2018 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2019	18,799	$51.27	—	$1,348
February 1 to 28, 2019	150,539	51.75	—	1,348
March 1 to 31, 2019	983,201	51.38	—	1,348
Three months ended March 31, 2019	1,152,539		—

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of common stock and in June 2012 increased its authorization for the repurchase of common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of common stock. The stock repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 16. Equity” for information on the accelerated share repurchase agreements.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.
The following financial statements from the Bristol-Myers Squibb Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL):
(i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

*
Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Erbitux is a trademark of ImClone LLC; Gleevec is a trademark of Novartis International AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Onglyza is a trademark of AstraZeneca AB; and Plavix is a trademark of Sanofi S.A. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018	mCRPC	metastatic castration-resistant prostate cancer
ACS	acute coronary syndrome	MDL	multi-district litigation
ALL	acute lymphoblastic leukemia	MSI-H	high microsatellite instability
Amylin	Amylin Pharmaceuticals, Inc.	NKT	natural killer T cells
aNDA	abbreviated new drug applications	NSCLC	non-small cell lung cancer
AstraZeneca	AstraZeneca PLC	NVAF	non-valvular atrial fibrillation
Celgene	Celgene Corporation	OTC	over-the-counter
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	PCI	percutaneous coronary intervention
Cormorant	Cormorant Pharmaceuticals	PD-1	programmed cell death protein 1
CRC	colorectal cancer	PD-L1	programmed death-ligand 1
dMMR	DNA mismatch repair deficient	Pfizer	Pfizer, Inc.
EC	European Commission	PsA	psoriatic arthritis
EPO	European Patent Office	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019
EPS	earnings per share	R&D	research and development
ERISA	Employee Retirement Income Security Act of 1974	RA	rheumatoid arthritis
EU	European Union	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	RRMM	relapsed/refractory multiple myeloma
FCPA	Foreign Corrupt Practices Act	Sanofi	Sanofi S.A.
FDA	U.S. Food and Drug Administration	sBLA	supplemental Biologics License Application
Flexus	Flexus Biosciences, Inc.	SCCHN	squamous cell carcinoma of the head and neck
GAAP	U.S. generally accepted accounting principles	SEC	Securities and Exchange Commission
GTN	gross-to-net	SK Biotek	SK Biotek Co., Ltd.
IO	immuno-oncology	TMB	tumor mutational burden
IPRD	in-process research and development	U.S.	United States
JIA	juvenile idiopathic arthritis	UK	United Kingdom
LIBOR	London Interbank Offered Rate	VAT	value added tax
Lilly	Eli Lilly and Company	VTE	venous thromboembolic
LOE	loss of exclusivity

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 25, 2019	By:	/s/ Giovanni Caforio
Giovanni Caforio Chairman of the Board and Chief Executive Officer

Date:	April 25, 2019	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer