Form 10-Q
period 2019-06-30
BRISTOL MYERS SQUIBB CO
filed 2019-07-25
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

430 E. 29th Street, 14FL, New York, NY 10016
(Address of principal executive offices) (zip code)
(212) 546-4000
(Registrant’s telephone number, including area code)

___________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	BMY	New York Stock Exchange
1.000% Notes due 2025		New York Stock Exchange
1.750% Notes due 2035		New York Stock Exchange

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
At June 30, 2019, there were 1,635,766,530 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	43

Item 4.
Controls and Procedures	43

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	43

Item 1A.
Risk Factors	43

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.
Exhibits	44

Summary of Abbreviated Terms	45
Signatures	46

*	Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2019	2018	2019	2018
Net product sales	$6,031	$5,461	$11,744	$10,433
Alliance and other revenues	242	243	449	464
Total Revenues	6,273	5,704	12,193	10,897

Cost of products sold	1,992	1,625	3,836	3,209
Marketing, selling and administrative	1,076	1,131	2,082	2,111
Research and development	1,328	2,435	2,679	3,685
Other income (net)	101	(4)	(159)	(404)
Total Expenses	4,497	5,187	8,438	8,601

Earnings Before Income Taxes	1,776	517	3,755	2,296
Provision for Income Taxes	337	135	601	419
Net Earnings	1,439	382	3,154	1,877
Noncontrolling Interest	7	9	12	18
Net Earnings Attributable to BMS	$1,432	$373	$3,142	$1,859

Earnings per Common Share
Basic	$0.88	$0.23	$1.92	$1.14
Diluted	0.87	0.23	1.92	1.13

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2019	2018	2019	2018
Net Earnings	$1,439	$382	$3,154	$1,877
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(28)	85	(14)	66
Pension and postretirement benefits	39	43	88	172
Available-for-sale securities	13	(7)	39	(33)
Foreign currency translation	(1)	(221)	28	(216)
Other Comprehensive Income/(Loss)	23	(100)	141	(11)

Comprehensive Income	1,462	282	3,295	1,866
Comprehensive Income Attributable to Noncontrolling Interest	7	9	12	18
Comprehensive Income Attributable to BMS	$1,455	$273	$3,283	$1,848
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	June 30, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$28,404	$6,911
Marketable securities	953	1,973
Receivables	5,667	5,965
Inventories	1,308	1,195
Prepaid expenses and other	1,384	1,116
Total Current Assets	37,716	17,160
Property, plant and equipment	4,849	5,027
Goodwill	6,533	6,538
Other intangible assets	995	1,091
Deferred income taxes	1,442	1,371
Marketable securities	994	1,775
Other assets	2,634	2,024
Total Assets	$55,163	$34,986

LIABILITIES
Current Liabilities:
Short-term debt obligations	$545	$1,703
Accounts payable	2,005	1,892
Accrued and other current liabilities	7,161	7,059
Total Current Liabilities	9,711	10,654
Income taxes payable	2,971	3,043
Other non-current liabilities	1,897	1,516
Long-term debt	24,433	5,646
Total Liabilities	39,012	20,859

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	2,150	2,081
Accumulated other comprehensive loss	(2,621)	(2,762)
Retained earnings	35,870	34,065
Less cost of treasury stock	(19,571)	(19,574)
Total Bristol-Myers Squibb Company Shareholders’ Equity	16,049	14,031
Noncontrolling interest	102	96
Total Equity	16,151	14,127
Total Liabilities and Equity	$55,163	$34,986
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net earnings	$3,154	$1,877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	339	300
Deferred income taxes	(87)	(37)
Stock-based compensation	101	106
Impairment charges	174	104
Pension settlements and amortization	126	104
Divestiture gains and royalties	(320)	(497)
Asset acquisition charges	25	85
Equity investment (gains)/losses	(246)	341
Other adjustments	(14)	(27)
Changes in operating assets and liabilities:
Receivables	307	112
Inventories	28	(122)
Accounts payable	156	(101)
Deferred income	9	92
Income taxes payable	(65)	216
Other	(214)	(321)
Net Cash Provided by Operating Activities	3,473	2,232
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,288	1,080
Purchase of marketable securities	(437)	(447)
Capital expenditures	(395)	(437)
Divestiture and other proceeds	368	583
Acquisition and other payments	(49)	(1,170)
Net Cash Provided by/(Used in) Investing Activities	1,775	(391)
Cash Flows From Financing Activities:
Short-term debt obligations, net	84	(546)
Issuance of long-term debt	18,790	—
Repayment of long-term debt	(1,256)	(5)
Repurchase of common stock	—	(320)
Dividends	(1,340)	(1,307)
Other	(39)	(59)
Net Cash Provided by/(Used in) Financing Activities	16,239	(2,237)
Effect of Exchange Rates on Cash and Cash Equivalents	6	(26)
Net Increase/(Decrease) in Cash and Cash Equivalents	21,493	(422)
Cash and Cash Equivalents at Beginning of Period	6,911	5,421
Cash and Cash Equivalents at End of Period	$28,404	$4,999
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2019 and December 31, 2018, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. Accrued liabilities, Deferred income and Income taxes payable previously presented separately in Total Current Liabilities in the consolidated balance sheets are now presented as Accrued and other current liabilities. Deferred income and Pension and other liabilities previously presented separately in Total Liabilities in the consolidated balance sheets are now presented as Other non-current liabilities.

Recently Adopted Accounting Standards

Leases

Amended guidance for lease accounting was adopted on January 1, 2019 using the modified retrospective method with the cumulative effect of the change recognized in retained earnings in the period of adoption. The new guidance requires an entity to recognize a right-of-use asset and a lease liability initially measured at the present value of future lease payments. The cumulative effect of the accounting change was not material. The Company elected the package of practical expedients upon adoption and will apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. In addition, the Company applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. The amended guidance does not materially impact the Company’s results of operations other than recognition of the operating lease right-of-use asset and lease liability.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Net product sales	$6,031	$5,461	$11,744	$10,433
Alliance revenues	146	154	275	306
Other revenues	96	89	174	158
Total Revenues	$6,273	$5,704	$12,193	$10,897

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Gross product sales	$8,819	$7,509	$16,813	$14,210
GTN adjustments(a)
Charge-backs and cash discounts	(890)	(663)	(1,664)	(1,246)
Medicaid and Medicare rebates	(1,090)	(765)	(1,890)	(1,322)
Other rebates, returns, discounts and adjustments	(808)	(620)	(1,515)	(1,209)
Total GTN adjustments	(2,788)	(2,048)	(5,069)	(3,777)
Net product sales	$6,031	$5,461	$11,744	$10,433

(a)
Includes adjustments to provisions for product sales made in prior periods resulting from changes in estimates of $49 million and $127 million for the three and six months ended June 30, 2019 and $60 million and $110 million for the three and six months ended June 30, 2018, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Prioritized Brands
Opdivo	$1,823	$1,627	$3,624	$3,138
Eliquis	2,042	1,650	3,967	3,156
Orencia	778	711	1,418	1,304
Sprycel	544	535	1,003	973
Yervoy	367	315	751	564
Empliciti	91	64	174	119

Established Brands
Baraclude	147	179	288	404
Other Brands	481	623	968	1,239
Total Revenues	$6,273	$5,704	$12,193	$10,897

United States	$3,667	$3,230	$7,116	$6,008
Europe	1,491	1,408	2,971	2,814
Rest of the World	988	923	1,862	1,796
Other(a)	127	143	244	279
Total Revenues	$6,273	$5,704	$12,193	$10,897

(a)	Other revenues include royalties and alliance-related revenues for products not sold by the Company's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $117 million and $264 million for the three and six months ended June 30, 2019 and $150 million and $300 million for the three and six months ended June 30, 2018, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for gross-to-net adjustments related to prior period sales. Contract assets were not material at June 30, 2019 and December 31, 2018.

Note 3. ALLIANCES

The Company enters into collaboration arrangements with third parties for the research, development, manufacturing and/or commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. The Company may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. The Company refers to these collaborations as alliances and its partners as alliance partners.

Selected financial information pertaining to the Company's alliances was as follows, including net product sales when the Company is the principal in the third-party customer sale for products subject to the alliance. Expenses summarized below do not include all amounts attributed to the activities for the products in the alliance, but only the payments between the alliance partners or the related amortization if the payments were deferred or capitalized.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Revenues from alliances:
Net product sales	$2,570	$2,178	$4,948	$4,098
Alliance revenues	146	154	275	306
Total Revenues	$2,716	$2,332	$5,223	$4,404

Payments to/(from) alliance partners:
Cost of products sold	$1,080	$891	$2,099	$1,690
Marketing, selling and administrative	(32)	(28)	(60)	(50)
Research and development	7	1,057	21	1,062
Other income (net)	(16)	(16)	(30)	(30)

Selected Alliance Balance Sheet information:
Dollars in Millions	June 30, 2019	December 31, 2018
Receivables - from alliance partners	$351	$395
Accounts payable - to alliance partners	1,068	904
Deferred income from alliances(a)	469	491

(a)	Includes unamortized upfront and milestone payments.

The nature and purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the Company's 2018 Form 10-K. There were no significant developments and updates related to alliances during 2019.

Note 4. ACQUISITIONS, DIVESTITURES AND OTHER ARRANGEMENTS

Acquisitions

IFM

In the second quarter of 2019, a $25 million milestone was achieved and paid as additional contingent consideration following the commencement of a Phase I clinical study under the STING agonist program. The additional consideration was included in Research and development expense as the IFM acquisition in 2017 was accounted for as an asset acquisition.

Divestitures

The following table summarizes proceeds, gains or losses and royalty income resulting from divestitures. Revenue and pretax earnings related to all divestitures and assets held-for-sale were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Proceeds(a)		Divestiture Losses/(Gains)		Royalty Income
Dollars in Millions	2019	2018	2019	2018	2019	2018
Diabetes Business	$164	$155	$—	$—	$(161)	$(165)
Erbitux* Business	3	50	—	—	—	(50)
Manufacturing Operations	1	1	—	—	—	—
Mature Brands and Other	2	2	8	(25)	(1)	(2)
Total	$170	$208	$8	$(25)	$(162)	$(217)

	Six Months Ended June 30,
	Proceeds(a)		Divestiture Losses/(Gains)		Royalty Income
Dollars in Millions	2019	2018	2019	2018	2019	2018
Diabetes Business	$328	$243	$—	$—	$(326)	$(327)
Erbitux* Business	8	109	—	—	—	(97)
Manufacturing Operations	3	159	—	—	—	—
Mature Brands and Other	2	72	8	(70)	(2)	(3)
Total	$341	$583	$8	$(70)	$(328)	$(427)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

Assets Held-For-Sale

UPSA Business

In 2018, the Company agreed to sell its UPSA consumer health business for approximately $1.6 billion. The transaction closed in July 2019 and will result in a gain of approximately $1.2 billion in the third quarter of 2019. Assets were reclassified to assets held-for-sale as of June 30, 2019 and December 31, 2018 and included within Prepaid expenses and other. Liabilities were reclassified to liabilities related to assets held-for-sale and included within Accrued and other current liabilities.

Manufacturing Operations

In the second quarter of 2019, the Company agreed to sell its manufacturing and packaging facility in Anagni, Italy to Catalent for approximately $50 million. The transaction is expected to close by the end of 2019 subject to regulatory approvals and the satisfaction of certain other customary closing conditions and will be accounted for as a sale of a business. Catalent will provide certain manufacturing and packaging services for the Company for a period of time subsequent to closing. The business was accounted for as held-for-sale and its assets were reduced to the estimated relative fair value resulting in a $109 million impairment charge that was included in Cost of products sold. Assets were reclassified to assets held-for-sale as of June 30, 2019 and included within Prepaid expenses and other. Liabilities were reclassified to liabilities related to assets held-for-sale and included within Accrued and other current liabilities.

The following table summarizes the net assets held-for-sale as of June 30, 2019 and December 31, 2018.

Dollars in Millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$18	$—
Receivables	40	79
Inventories	94	81
Property, plant and equipment	229	187
Goodwill	132	127
Other	23	5
Assets held-for-sale	$536	$479

Accounts payable	$31	$35
Accrued and other current liabilities	81	78
Deferred income taxes	26	25
Other liabilities	25	14
Liabilities related to assets held-for-sale	$163	$152

Net assets held-for-sale	$373	$327

Note 5. OTHER INCOME (NET)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Interest expense	$123	$45	$168	$91
Investment income	(119)	(38)	(175)	(74)
Equity investment (gains)/losses	(71)	356	(246)	341
Provision for restructuring	10	37	22	57
Acquisition expenses	303	—	468	—
Integration expenses	106	—	128	—
Litigation and other settlements	—	(1)	1	(1)
Equity in net income of affiliates	—	(27)	—	(51)
Divestiture losses/(gains)	8	(25)	8	(70)
Royalties and licensing income	(303)	(353)	(611)	(720)
Transition and other service fees	(2)	(1)	(4)	(5)
Pension and postretirement	26	(19)	70	(30)
Intangible asset impairment	15	—	15	64
Other	5	22	(3)	(6)
Other income (net)	$101	$(4)	$(159)	$(404)

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model. The majority of the charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation and impairment charges and other shutdown costs associated with early manufacturing and R&D site exits. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $1.3 billion have been recognized for these actions since the announcement. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Employee workforce reductions were approximately 100 and 300 for the six months ended June 30, 2019 and 2018, respectively.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Employee termination costs	$3	$26	$7	$35
Other termination costs	7	11	15	22
Provision for restructuring	10	37	22	57
Accelerated depreciation	32	31	63	52
Asset impairments	109	—	110	10
Other shutdown costs	—	2	—	5
Total charges	$151	$70	$195	$124

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Cost of products sold	$122	$14	$134	$27
Marketing, selling and administrative	—	—	1	1
Research and development	19	19	38	39
Other income (net)	10	37	22	57
Total charges	$151	$70	$195	$124

	Six Months Ended June 30,
Dollars in Millions	2019	2018
Liability at December 31	$99	$186
Cease-use lease liability reclassification	(3)	—
Liability at January 1	96	186

Charges	27	61
Change in estimates	(5)	(4)
Provision for restructuring	22	57
Foreign currency translation	—	1
Payments	(74)	(129)
Liability at June 30	$44	$115

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Earnings Before Income Taxes	$1,776	$517	$3,755	$2,296
Provision for Income Taxes	337	135	601	419
Effective Tax Rate	19.0%	26.1%	16.0%	18.2%

The reduction in the effective tax rate was primarily due to a non-deductible equity investment fair value loss adjustment relating to Nektar in the second quarter of 2018. Jurisdictional tax rates and other tax impacts attributed to non-deductible R&D charges, equity investment fair value adjustments and other specified items increased the effective tax rate by 0.5% in the second quarter of 2019 and decreased by 0.6% year-to-date. These items increased the effective tax rate by 8.6% in the second quarter of 2018 and by 0.9% year-to-date. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. Additional changes to the effective tax rate may occur in future periods due to various reasons including pretax earnings mix, tax reserves, cash repatriations and revised interpretations of the relevant tax code.

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

It is also reasonably possible that the total amount of unrecognized tax benefits at June 30, 2019 could decrease in the range of approximately $365 million to $405 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2019	2018	2019	2018
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,432	$373	$3,142	$1,859

Weighted-average common shares outstanding - basic	1,636	1,633	1,635	1,633
Incremental shares attributable to share-based compensation plans	1	3	2	5
Weighted-average common shares outstanding - diluted	1,637	1,636	1,637	1,638

Earnings per share - basic	$0.88	$0.23	$1.92	$1.14
Earnings per share - diluted	0.87	0.23	1.92	1.13

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2019		December 31, 2018
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - money market and other investments	$—	$27,797	$—	$6,173
Marketable securities
Certificates of deposit	—	166	—	971
Commercial paper	—	30	—	273
Corporate debt securities	—	1,751	—	2,379
Equity investments	—	—	—	125
Derivative assets	—	46	—	44
Equity investments	207	288	88	266
Derivative liabilities	—	(255)	—	(31)

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company's 2018 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of June 30, 2019 and December 31, 2018.

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other income (net). The following table summarizes the Company's available-for-sale debt securities and equity investments:

	June 30, 2019				December 31, 2018
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$166	$—	$—	$166	$971	$—	$—	$971
Commercial paper	30	—	—	30	273	—	—	273
Corporate debt securities	1,749	4	(2)	1,751	2,416	—	(37)	2,379
	$1,945	$4	$(2)	$1,947	$3,660	$—	$(37)	$3,623

Equity investments				495				479
Total				$2,442				$4,102

Dollars in Millions	June 30, 2019	December 31, 2018
Current marketable securities	$953	$1,973
Non-current marketable securities(a)	994	1,775
Other assets	495	354
Total	$2,442	$4,102

(a)	All non-current marketable securities mature within five years as of June 30, 2019 and December 31, 2018.

Equity investments not measured at fair value and excluded from the above table were limited partnerships and other equity method investments of $142 million at June 30, 2019 and $114 million at December 31, 2018 and other equity investments without readily determinable fair values of $191 million at June 30, 2019 and $206 million at December 31, 2018. These amounts are included in Other assets.

The following table summarizes the net gain/(loss) recorded for equity investments with readily determinable fair values held as of June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Net gain/(loss) recognized	$59	$(374)	$154	$(359)
Less: Net gain/(loss) recognized for equity investments sold	—	—	14	—
Net unrealized gain/(loss) on equity investments held	$59	$(374)	$140	$(359)

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. Upon adoption of the amended guidance for derivatives and hedging in the first quarter of 2018, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the derivatives qualifying as cash flow hedges component of Other Comprehensive (Loss)/Income. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $996 million and Japanese yen of $476 million at June 30, 2019.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at June 30, 2019 are designated to hedge euro currency exposures of the net investment in certain foreign affiliates. These borrowings are designated as net investment hedges and recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was $2 million and $16 million gain in 2019 and 2018, respectively, and were recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with the related offset in Long-term debt.

In January 2018, the Company entered into $300 million of cross-currency interest rate swap contracts maturing in December 2022 designated to hedge Japanese yen currency exposures of the Company's net investment in its Japan subsidiary. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with a related offset in Other assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (2.4% as of June 30, 2019) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Following the announcement of the Company's pending acquisition of Celgene, the Company entered into forward starting interest rate swap option contracts, with a total notional value of $7.6 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the pending Celgene acquisition. In April 2019, the Company entered into deal contingent forward starting interest rate swap contracts, with an aggregate notional principal amount of $10.4 billion, to hedge interest rate risk associated with the anticipated issuance of long-term debt to fund the Celgene acquisition and terminated the forward starting interest rate swap option contracts. The deal contingent forward starting interest rate swap contracts were unwound upon the Company's May 2019 issuance of the new notes, refer to “—Debt Obligations.”

The following table summarizes the fair value of outstanding derivatives:

	June 30, 2019				December 31, 2018
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$6	$—	$—	$—	$—	$755	$(10)
Cross-currency interest rate swap contracts	50	1	250	(3)	50	—	250	(5)
Foreign currency forward contracts	1,150	38	666	(10)	1,503	44	496	(10)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	176	1	453	(2)	54	—	600	(6)
Deal contingent forward starting interest rate swap contracts	—	—	10,350	(240)	—	—	—	—

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued and other current liabilities and other non-current liabilities.

The following table summarizes the financial statement classification and amount of gain/(loss) recognized on hedging instruments:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$7	$—	$12
Cross-currency interest rate swap contracts	—	2	—	4
Foreign currency forward contracts	26	11	56	2
Forward starting interest rate swap option contracts	—	—	—	(35)
Deal contingent forward starting interest rate swap contracts	—	(240)	—	(240)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$6	$—	$13
Cross-currency interest rate swap contracts	—	2	—	4
Foreign currency forward contracts	(13)	16	(33)	7

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$(6)	$83	$39	$45
Reclassified to Cost of products sold	(26)	13	(56)	33

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	(4)	12	2	(4)

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	(6)	62	2	16

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	June 30, 2019	December 31, 2018
Non-U.S. short-term borrowings	$355	$320
Current portion of long-term debt	—	1,249
Other	190	134
Total	$545	$1,703

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	June 30, 2019	December 31, 2018
Principal Value	$24,515	$6,776
Adjustments to Principal Value
Fair value of interest rate swap contracts	6	(10)
Unamortized basis adjustment from swap terminations	188	201
Unamortized bond discounts and issuance costs	(276)	(72)
Total	$24,433	$6,895

Current portion of long-term debt	$—	$1,249
Long-term debt	24,433	5,646

The fair value of long-term debt was $25.9 billion at June 30, 2019 and $7.1 billion at December 31, 2018 valued using Level 2 inputs. Interest payments were $110 million and $117 million for the six months ended June 30, 2019 and 2018, respectively, net of amounts related to interest rate swap contracts.

During the first quarter of 2019, the $750 million 1.600% Notes and the $500 million 1.750% Notes matured and were repaid.

In May 2019, the Company issued an aggregate principal amount of $19.0 billion of floating rate and fixed rate unsecured senior notes. The notes rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness and the fixed rate notes are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest. All of the notes are subject to special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest if the pending acquisition of Celgene is not completed by July 30, 2020 or the Company notifies the trustee in respect of the notes that it will not pursue the consummation of the Celgene acquisition. The following table summarizes the note issuances:

Dollars in Millions	2019
Principal Value:
Floating Rate Notes due 2020	$750
Floating Rate Notes due 2022	500
2.550% Notes due 2021	1,000
2.600% Notes due 2022	1,500
2.900% Notes due 2024	3,250
3.200% Notes due 2026	2,250
3.400% Notes due 2029	4,000
4.125% Notes due 2039	2,000
4.250% Notes due 2049	3,750
Total	$19,000

Proceeds net of discount and deferred loan issuance costs	$18,790

As of June 30, 2019, the Company had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2020, two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively, and a $1.0 billion facility expiring in January 2022. All of these facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for the Company's commercial paper borrowings. The Company's $1.0 billion facility and the Company's two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at June 30, 2019 or December 31, 2018.

In connection with the Company's pending acquisition of Celgene, the Company entered into a bridge commitment letter that provided for up to $33.5 billion in a 364-day senior unsecured bridge facility in January 2019. The Company also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche. The term loan reduced the commitments under the bridge facility by $8.0 billion and the net cash proceeds from the issuance of $19.0 billion of new notes in May 2019 further reduced the bridge facility commitments. As a result of these reductions and the amount of available cash, the Company terminated the bridge facility in its entirety immediately following the closing of the notes offering. The term loan is subject to customary terms and conditions and does not have any financial covenants. No amounts will be borrowed under the term loan prior to the closing of the pending acquisition of Celgene. If drawn upon, the proceeds under the term loan will be used solely to fund a portion of the cash to be paid in the pending acquisition of Celgene, the anticipated refinancing of debt of Celgene and the payment of related fees and expenses.

Note 10. RECEIVABLES

Dollars in Millions	June 30, 2019	December 31, 2018
Trade receivables	$4,822	$4,914
Less charge-backs and cash discounts	(281)	(245)
Less bad debt allowances	(38)	(33)
Net trade receivables	4,503	4,636
Prepaid and refundable income taxes	166	218
Alliance, royalties, VAT and other	998	1,111
Receivables	$5,667	$5,965

Non-U.S. receivables sold on a nonrecourse basis were $341 million and $397 million for the six months ended June 30, 2019 and 2018, respectively. Receivables from the Company's three largest pharmaceutical wholesalers in the U.S. represented approximately 70% of total trade receivables at June 30, 2019 and December 31, 2018.

Note 11. INVENTORIES

Dollars in Millions	June 30, 2019	December 31, 2018
Finished goods	$460	$396
Work in process	916	1,026
Raw and packaging materials	217	202
Total inventories	$1,593	$1,624

Inventories	$1,308	$1,195
Other assets(a)	285	429

(a)	Other assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2019	December 31, 2018
Land	$105	$104
Buildings	5,257	5,231
Machinery, equipment and fixtures	2,879	2,962
Construction in progress	453	548
Gross property, plant and equipment	8,694	8,845
Less accumulated depreciation	(3,845)	(3,818)
Property, plant and equipment	$4,849	$5,027

Depreciation expense was $133 million and $266 million for the three and six months ended June 30, 2019 and $126 million and $239 million for the three and six months ended June 30, 2018, respectively.

Note 13. LEASES

The Company leases facilities for office, research and development, and for storage and distribution purposes, comprising approximately 90% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one and 20 years. Most leases contain specific renewal options for periods ranging between one and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. The Company considers factors such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to the Company’s operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. As most leases do not provide an implicit rate, the Company's incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining 10% of the Company’s total lease obligation is comprised of vehicles used primarily by the Company’s salesforce and an R&D facility operated by a third party under the Company's direction. Vehicle lease terms vary by country with terms generally between one and four years.

The following table summarizes the components of lease expense:

Dollars in Millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$28	$55
Variable lease cost	4	10
Short-term lease cost	5	10
Sublease income	(2)	(2)
Total operating lease expense	$35	$73

Operating lease right-of-use assets and liabilities were as follows as of June 30, 2019 and January 1, 2019:

Dollars in Millions	June 30, 2019	January 1, 2019
Other assets	$509	$543

Accrued and other current liabilities	67	40
Other non-current liabilities	516	548
Total liabilities	$583	$588

Future lease payments for non-cancellable operating leases as of June 30, 2019 were as follows:

Dollars in Millions	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$46
2020	85
2021	75
2022	70
2023	61
Thereafter	395
Total future lease payments	732

Less imputed interest	149
Total lease liability	$583

Right-of-use assets obtained in exchange for new operating lease obligations were not material for the three and six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $19 million for the six months ended June 30, 2019, net of a $33 million lease incentive received in the second quarter. The weighted-average remaining lease term was 11 years and the discount rate was 4% as of June 30, 2019.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	June 30, 2019	December 31, 2018
Goodwill		$6,533	$6,538

Other intangible assets:
Licenses	5 – 15 years	$482	$510
Developed technology rights	9 – 15 years	2,357	2,357
Capitalized software	3 – 10 years	1,201	1,156
IPRD		—	32
Gross other intangible assets		4,040	4,055
Less accumulated amortization		(3,045)	(2,964)
Other intangible assets		$995	$1,091

Amortization expense was $51 million and $104 million for the three and six months ended June 30, 2019 and $47 million and $93 million for the three and six months ended June 30, 2018, respectively.

In the first quarter of 2019, a $32 million IPRD impairment charge was recorded in Research and development following our decision to discontinue development of an investigational compound obtained in the acquisition of Medarex. In the first quarter of 2018, a $64 million impairment charge was recorded in Other income (net) for an out-licensed asset obtained in the acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Note 15. ACCRUED AND OTHER CURRENT LIABILITIES

Dollars in Millions	June 30, 2019	December 31, 2018
Rebates and returns	$2,633	$2,417
Employee compensation and benefits	443	848
Research and development	884	805
Dividends	671	669
Royalties	361	391
Deal contingent forward starting interest rate swap contracts	240	—
Branded Prescription Drug Fee	263	188
Liabilities related to assets held-for-sale	163	152
Litigation and other settlements	80	118
Operating leases	67	—
Restructuring	38	85
Pension and postretirement benefits	35	35
Deferred income	92	172
Income taxes payable	360	398
Other	831	781
Accrued and other current liabilities	$7,161	$7,059

Note 16. EQUITY

The following table summarizes changes in equity for the six months ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2018	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	1,710	—	—	5
Other Comprehensive Income/(Loss)	—	—	—	118	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	22	—	—	(4)	3	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2019	2,208	$221	$2,103	$(2,644)	$35,109	572	$(19,571)	$99
Net earnings	—	—	—	—	1,432	—	—	7
Other Comprehensive Income/(Loss)	—	—	—	23	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	47	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(4)
Balance at June 30, 2019	2,208	$221	$2,150	$(2,621)	$35,870	572	$(19,571)	$102

(a)	Refer to “—Note 1. Basis of Presentation and Recently Issued Accounting Standards” for additional information.

(b)	Cash dividends declared per common share were $0.41 for the three months ended March 31, 2019 and June 30, 2019.

The following table summarizes changes in equity for the six months ended June 30, 2018:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2017	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
Accounting change - cumulative effect(a)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	$221	$1,898	$(2,323)	$31,492	575	$(19,249)	$106
Net earnings	—	—	—	—	1,486	—	—	9
Other Comprehensive Income/(Loss)	—	—	—	89	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(655)	—	—	—
Stock repurchase program	—	—	—	—	—	3	(166)	—
Stock compensation	—	—	18	—	—	(4)	(18)	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2018	2,208	$221	$1,916	$(2,234)	$32,323	574	$(19,433)	$113
Net earnings	—	—	—	—	373	—	—	9
Other Comprehensive Income/(Loss)	—	—	—	(100)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(652)	—	—	—
Stock repurchase program	—	—	—	—	—	2	(147)	—
Stock compensation	—	—	50	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(21)
Balance at June 30, 2018	2,208	$221	$1,966	$(2,334)	$32,044	576	$(19,580)	$101

(a)	Refer to “—Note 1. Accounting Policies and Recently Issued Accounting Standards” in the Company's 2018 Form 10-K for additional information.

(b)	Cash dividends declared per common share were $0.40 for the three months ended March 31, 2018 and June 30, 2018.

The Company has a stock repurchase program authorized by its Board of Directors allowing for repurchases in the open market or through private transactions, including plans established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

The components of Other Comprehensive Income/(Loss) were as follows:

	2019			2018
Dollars in Millions	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$(6)	$1	$(5)	$83	$(10)	$73
Reclassified to net earnings(a)	(26)	3	(23)	13	(1)	12
Derivatives qualifying as cash flow hedges	(32)	4	(28)	96	(11)	85

Pension and postretirement benefits:
Actuarial (losses)/gains	(12)	3	(9)	—	—	—
Amortization(b)	16	(2)	14	16	(3)	13
Settlements(b)	44	(10)	34	38	(8)	30
Pension and postretirement benefits	48	(9)	39	54	(11)	43

Available-for-sale securities:
Unrealized gains/(losses)	13	—	13	(8)	1	(7)

Foreign currency translation	(3)	2	(1)	(204)	(17)	(221)

Total Other Comprehensive Income/(Loss)	$26	$(3)	$23	$(62)	$(38)	$(100)

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$39	$(4)	$35	$45	$(4)	$41
Reclassified to net earnings(a)	(56)	7	(49)	33	(8)	25
Derivatives qualifying as cash flow hedges	(17)	3	(14)	78	(12)	66

Pension and postretirement benefits:
Actuarial (losses)/gains	(14)	3	(11)	112	(24)	88
Amortization(b)	33	(6)	27	36	(6)	30
Settlements(b)	93	(21)	72	69	(15)	54
Pension and postretirement benefits	112	(24)	88	217	(45)	172

Available-for-sale securities:
Unrealized gains/(losses)	36	—	36	(40)	7	(33)
Realized losses	3	—	3	—	—	—
Available-for-sale securities	39	—	39	(40)	7	(33)

Foreign currency translation	29	(1)	28	(211)	(5)	(216)

Total Other Comprehensive Income/(Loss)	$163	$(22)	$141	$44	$(55)	$(11)

(a)	Included in Cost of products sold.

(b)	Included in Other income (net).

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

Dollars in Millions	June 30, 2019	December 31, 2018
Derivatives qualifying as cash flow hedges	$37	$51
Pension and postretirement benefits	(2,014)	(2,102)
Available-for-sale securities	9	(30)
Foreign currency translation	(653)	(681)
Accumulated other comprehensive loss	$(2,621)	$(2,762)

Note 17. RETIREMENT BENEFITS

The Company sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan is the Bristol-Myers Squibb Retirement Income Plan (the “Plan”), covering most U.S. employees and representing approximately 67% of the consolidated pension plan assets and 61% of the obligations. Future benefits related to service for this plan were eliminated in 2009. BMS contributes at least the minimum amount required by the ERISA. Plan benefits are based primarily on the participant’s years of credited service and final average compensation. As of June 30, 2019, Plan assets consist primarily of fixed-income securities.

In December 2018, BMS announced plans to fully terminate the Plan. Pension obligations related to the Plan of $3.8 billion will be distributed through a combination of lump sum payments to eligible Plan participants who elected such payments and through the purchase of group annuity contracts from wholly owned insurance subsidiaries of Athene Holding Ltd. (“Athene”). The benefit obligation for the Plan as of June 30, 2019 was therefore determined on a plan termination basis and included the obligation attributable to eligible active and deferred vested participants who elected lump sum payments during the election window which will be paid in July 2019. The remaining obligation expected to be transferred to Athene includes an annuity purchase price premium. The Plan has sufficient assets to satisfy all transaction obligations. The transaction is expected to close in the third quarter 2019 and will result in a non-cash pre-tax pension settlement charge of approximately $1.5 billion.

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Service cost – benefits earned during the year	$5	$7	$12	$14
Interest cost on projected benefit obligation	37	50	81	96
Expected return on plan assets	(70)	(109)	(134)	(218)
Amortization of prior service credits	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	17	19	35	40
Curtailments and settlements	44	38	93	69
Net periodic pension benefit cost/(credit)	$32	$4	$85	$(1)

Pension settlement charges were recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. and international pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $423 million at June 30, 2019 and $427 million at December 31, 2018. Defined contribution plan expense in the U.S. was approximately $50 million and $90 million for the three and six months ended June 30, 2019 and 2018, respectively. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

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

INTELLECTUAL PROPERTY

Plavix* - Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Company and Apotex have settled the Apotex case, and the case was dismissed. The Australian government has intervened in this matter and is seeking maximum damages up to 449 million AUD ($313 million), plus interest, which would be split between the Company and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. The Company and Sanofi have disputed that the Australian government is entitled to any damages and the Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2019.

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

Anti-PD-1 Antibody Patent Oppositions and Litigation
In September 2015, Dana-Farber Cancer Institute (Dana-Farber) filed a complaint in Massachusetts federal court seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, the Company settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May, the judge in the case issued an opinion ruling that the two scientists should be added as inventors to the patents. The decision has been appealed to the Federal Circuit. In June 2019, Dana Farber filed a new lawsuit in the District of Massachusetts against the Company seeking damages as a result of the court's decision adding the scientists as inventors.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
The Company and certain affiliates of Sanofi are defendants in consumer protection and/or false advertising actions brought by the attorneys general of Hawaii and New Mexico relating to the sales and promotion of Plavix*. The Hawaii matter is currently scheduled for trial in April 2020.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are approximately 560 separate lawsuits pending on behalf of approximately 2,200 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in a MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca.

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

Eliquis
The Company and Pfizer are co-defendants in product liability litigation related to Eliquis. Plaintiffs assert claims, including claims for wrongful death, as a result of bleeding they allege was caused by their use of Eliquis. As of April 2019, no claims remain pending in the MDL in the U.S. District Court for the Southern District of New York or in state court. One case remains pending in Canada. Over 200 cases have been dismissed with prejudice in the MDL. The claims of 23 plaintiffs were appealed to the Second Circuit Court of Appeals, which, in March 2019, affirmed the MDL's dismissals. The plaintiffs did not file a petition for certiorari to the U.S. Supreme Court. This litigation is now concluded.

Onglyza*
The Company and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of June 2019, claims are pending in state and federal court on behalf of approximately 290 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of the Company’s global diabetes business divestiture, the Company sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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

OTHER LITIGATION

Acquisition of Celgene Litigation
Following the announcement of the Company's pending acquisition of Celgene, thirteen complaints were filed by Celgene shareholders in the U.S. District Court for the District of Delaware, U.S. District Court for the District of New Jersey, the U.S. District Court for the Southern District of New York and the Court of Chancery of the State of Delaware seeking to enjoin the Company's pending acquisition of Celgene. The complaints in these actions name as defendants Celgene and the members of Celgene's Board of Directors. Five of these complaints also name the Company and Burgundy Merger Sub, Inc., a wholly-owned subsidiary of the Company that was formed solely for the purpose of completing the pending acquisition of Celgene and will be merged with and into Celgene upon the completion of the acquisition, as defendants. Of the complaints naming the Company as a defendant, four are styled as putative class actions. The plaintiffs allege violations of various federal securities laws and breaches of fiduciary duties in connection with the acquisition of Celgene by the Company. After the Company and Celgene released supplemental disclosures relating to the proposed acquisition in early April 2019, the plaintiffs in these cases agreed to dismiss their actions. As of June 30, 2019, all of these complaints have been dismissed, including all five complaints that named the Company and Burgundy Merger Sub, Inc. as defendants.

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

Acquisition of Flexus Litigation
In February 2015, the Company acquired Flexus including rights to its IDO-1 inhibitor. In September 2015, Incyte Corporation (“Incyte”) sued Flexus and Flexus's founders (“Flexus Defendants”) in the Superior Court of the State of Delaware. In its initial and subsequent amended complaints, Incyte alleged claims against the Flexus Defendants, among others, for the misappropriation of various trade secrets relating to the research and development of Incyte's IDO-1 inhibitor. In November 2018, following a trial, a jury in the Superior Court of Delaware returned a defense verdict for the Flexus Defendants. Incyte did not appeal the decision. This litigation is now concluded.

Average Manufacturer Price Litigation
The Company is a defendant in a qui tam (whistleblower) lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, in which the U.S. Government declined to intervene. The complaint alleges that the Company inaccurately reported its average manufacturer prices to the Centers for Medicare and Medicaid Services to lower what it owed. Similar claims have been filed against other companies. The case is currently scheduled for trial in January 2020.

HIV Medication Antitrust Lawsuits
The Company and several other manufacturers of HIV medications are defendants in related lawsuits brought by indirect purchasers in the U.S. District Court for the Northern District of California alleging that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $66 million at June 30, 2019, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

NOTE 19. PENDING CELGENE ACQUISITION

On January 3, 2019, the Company announced that it entered into a definitive merger agreement under which it will acquire Celgene. Under the terms of the agreement, which has been approved by the respective Boards of Directors of the Company and Celgene, if the merger is completed, Celgene shareholders will receive one share of the Company's common stock and $50.00 in cash for each share of Celgene common stock held by them. Celgene shareholders will also receive one tradeable contingent value right for each share of Celgene representing the right to receive $9.00 in cash, which is subject to the achievement of future regulatory milestones. Based on the closing price of a share of the Company's common stock on January 2, 2019, the most recent trading day prior to the date of the announcement, the merger consideration represented approximately $74 billion. The amount of consideration to be received by Celgene shareholders will fluctuate with changes in the price of shares of BMS common stock.

The Company expects to fund the anticipated cash portion of the merger consideration through a combination of available cash, including $18.8 billion of net proceeds raised in the May 2019 issuance of new notes, borrowings under the term loan established earlier in the year and short-term borrowings. The Company also expects to enter into an accelerated share repurchase program of approximately $5.0 billion, subject to Board of Directors’ approval. The ultimate amount of shares to be repurchased may change based on company and market factors. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources” for a discussion of the Company's financing arrangements in connection with the pending acquisition.

The acquisition was approved by the Company’s and Celgene’s shareholders on April 12, 2019. Consummation of the pending acquisition remains subject to the satisfaction of customary closing conditions and regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and approvals under the antitrust laws of other jurisdictions. With respect to the review of the pending acquisition pursuant to the HSR Act, the Company and Celgene on March 25, 2019 each received a request for additional information and documentary materials (also known as a “second request”) from the FTC in connection with its review. To allow the pending acquisition to close on a timely basis in light of concerns expressed by the FTC, the Company is planning to divest Otezla*. The planned divestiture will be subject to further review by the FTC and will require the Company to enter into a consent decree with the FTC. Once the FTC accepts the consent order and the other customary closing conditions are satisfied, the Company intends to close the Celgene acquisition at the earliest possible date, which it currently expects to be at the end of 2019 or the beginning of 2020.

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

On January 3, 2019, we announced that we entered into a definitive merger agreement to acquire Celgene. The acquisition was approved by our and Celgene’s respective shareholders on April 12, 2019. We expect that the pending acquisition will enable us to create a leading focused specialty biopharmaceutical company that is well positioned to address the needs of patients with cancer, inflammatory, immunologic or cardiovascular diseases through high-value innovation medicines and leading scientific capabilities. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals, including review by the FTC, but is expected to close at the end of 2019 or the beginning of 2020. Refer to “Item 1. Financial Statements—Note 19. Pending Celgene Acquisition” for further discussion on our pending acquisition of Celgene. Refer to “—Financial Position, Liquidity and Capital Resources” for a discussion of our financing arrangements in connection with the pending acquisition.

Our revenues increased by 12% for the six months ended June 30, 2019 as a result of higher demand for Eliquis and Opdivo. The $0.79 increase in GAAP EPS primarily resulted from higher revenues, lower license and asset acquisition charges and equity investment losses primarily related to the Nektar collaboration in 2018. After adjusting for specified items, non-GAAP EPS increased $0.34 due to higher revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2019	2018	2019	2018
Total Revenues	$6,273	$5,704	$12,193	$10,897

Diluted Earnings Per Share
GAAP	$0.87	$0.23	$1.92	$1.13
Non-GAAP	1.18	1.01	2.29	1.95

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

Significant Product and Pipeline Approvals

Product	Date	Approval

Opdivo+Yervoy	March 2019	Announced conversion of accelerated FDA approval to full FDA approval for Opdivo+Yervoy for first line metatstatic melanoma treatment based on longer follow-up data from CheckMate-067.
	January 2019	Announced the EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.

Orencia	April 2019
Announced the EC approval of an extension application to add 2 new strengths of 50 mg and 87.5 mg for solution for injection in a pre-filled syringe (PFS) - in addition to the existing 125 mg strength - for subcutaneous administration, as well as a new indication for Orencia solution for injection in a PFS for the treatment of moderate to severe active polyarticular juvenile idiopathic arthritis in paediatric patients 2 years of age and older.

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

Acquisitions, Divestitures, Licensing and Collaboration Arrangements

Acquisitions, divestitures, licensing and collaboration arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. We are focused on the following core therapeutic areas: oncology, including IO, immunoscience, cardiovascular diseases and fibrosis. In the second quarter of 2019, we provided notice of termination to PsiOxus Therapeutics, Ltd. pertaining to the License and Collaboration agreement for the development of NG-348, an “armed” oncolytic virus in solid tumors. Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures and Other Arrangements” for further information. Refer to “Item 1. Financial Statements—Note 19. Pending Celgene Acquisition” for further discussion on our pending acquisition of Celgene. Refer to “—Financial Position, Liquidity and Capital Resources” for a discussion of our financing arrangements in connection with the pending acquisition.

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Revenues		2019 vs. 2018		Total Revenues		2019 vs. 2018
Dollars in Millions	2019	2018	% Change	Foreign Exchange(b)	2019	2018	% Change	Foreign Exchange(b)
United States	$3,667	$3,230	14%	—	$7,116	$6,008	18%	—
Europe	1,491	1,408	6%	(7)%	2,971	2,814	6%	(7)%
Rest of the World	988	923	7%	(7)%	1,862	1,796	4%	(7)%
Other(a)	127	143	(11)%	N/A	244	279	(13)%	N/A
Total	$6,273	$5,704	10%	(3)%	$12,193	$10,897	12%	(3)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

U.S. revenues increased due to higher demand for Eliquis and Opdivo. Average U.S. net selling prices were 1% higher after discounts, charge-backs and rebates and are expected to be roughly flat on a full year basis.

Europe revenues increased due to higher demand for Opdivo and Eliquis, partially offset by foreign exchange, lower demand for established brands and lower average net selling prices.

Rest of the World revenues increased due to higher demand for Opdivo, Eliquis and Yervoy, partially offset by foreign exchange.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2019 or 2018. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2019	2018	% Change	2019	2018	% Change
Gross product sales	$8,819	$7,509	17%	$16,813	$14,210	18%
GTN adjustments
Charge-backs and cash discounts	(890)	(663)	34%	(1,664)	(1,246)	34%
Medicaid and Medicare rebates	(1,090)	(765)	42%	(1,890)	(1,322)	43%
Other rebates, returns, discounts and adjustments	(808)	(620)	30%	(1,515)	(1,209)	25%
Total GTN adjustments	(2,788)	(2,048)	36%	(5,069)	(3,777)	34%
Net product sales	$6,031	$5,461	10%	$11,744	$10,433	13%

GTN adjustments percentage	32%	27%	5%	30%	27%	3%
U.S.	39%	35%	4%	38%	34%	4%
Non-U.S.	15%	13%	2%	14%	12%	2%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $127 million and $110 million for the six months ended June 30, 2019 and 2018, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2019	2018	% Change	2019	2018	% Change
Prioritized Brands
Opdivo	$1,823	$1,627	12%	$3,624	$3,138	15%
U.S.	1,112	1,024	9%	2,236	1,962	14%
Non-U.S.	711	603	18%	1,388	1,176	18%

Eliquis	2,042	1,650	24%	3,967	3,156	26%
U.S.	1,269	979	30%	2,475	1,864	33%
Non-U.S.	773	671	15%	1,492	1,292	15%

Orencia	778	711	9%	1,418	1,304	9%
U.S.	566	501	13%	1,015	886	15%
Non-U.S.	212	210	1%	403	418	(4)%

Sprycel	544	535	2%	1,003	973	3%
U.S.	307	310	(1)%	547	524	4%
Non-U.S.	237	225	5%	456	449	2%

Yervoy	367	315	17%	751	564	33%
U.S.	253	228	11%	528	390	35%
Non-U.S.	114	87	31%	223	174	28%

Empliciti	91	64	42%	174	119	46%
U.S.	63	41	54%	121	78	55%
Non-U.S.	28	23	22%	53	41	29%

Established Brands
Baraclude	147	179	(18)%	288	404	(29)%
U.S.	7	9	(22)%	14	19	(26)%
Non-U.S.	140	170	(18)%	274	385	(29)%

Other Brands	481	623	(23)%	968	1,239	(22)%
U.S.	90	138	(35)%	180	285	(37)%
Non-U.S.	391	485	(19)%	788	954	(17)%

Total Revenues	6,273	5,704	10%	12,193	10,897	12%
U.S.	3,667	3,230	14%	7,116	6,008	18%
Non-U.S.	2,606	2,474	5%	5,077	4,889	4%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•
U.S. revenues increased due to higher demand resulting from the second quarter 2018 approval of the Opdivo+Yervoy combination for kidney cancer and increased use in adjuvant melanoma which was approved in December 2017. The lower growth rate in the second quarter 2019 as compared to 2018 was primarily due to the timing of the kidney and adjuvant melanoma launches in prior periods in combination with a decline in previously-treated advanced lung cancer. Sequential reduction of revenue in recent quarters is due to lower demand in the previously-treated advanced lung cancer market and we expect these trends to continue until the market stabilizes or new indications are approved and launched.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches in new countries. Excluding foreign exchange impacts, revenues increased by 26% in the second quarter and 28% year-to-date.

Eliquis (apixaban) — an oral Factor Xa inhibitor targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•	U.S. revenues increased due to market share gains within the oral anticoagulants market.

•
International revenues increased due to higher demand attributed to both oral anticoagulant market growth and market share gains. Excluding foreign exchange impacts, revenues increased by 21% in the second quarter and 22% year-to-date.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•	U.S. revenues increased due to demand and higher average net selling prices.

•	International revenues excluding foreign exchange impacts increased by 7% in the second quarter and 3% year-to-date.

Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of patients with Philadelphia chromosome-positive CML in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•
U.S. revenues decreased in the second quarter due to retail inventory workdown, partially offset by higher average net selling prices and increased year-to-date due to higher average net selling prices.

•	International revenues excluding foreign exchange impacts increased by 10% in the second quarter and 7% year-to-date. We may experience a decline in European revenues due to generic competition.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased due to higher demand resulting from the second quarter 2018 approval of the Opdivo+Yervoy combination for kidney cancer.

•
International revenues increased due to higher demand and from the approval of the Opdivo+Yervoy combination for melanoma and kidney cancer in Japan. Excluding foreign exchange impacts, revenues increased by 39% in the second quarter and 37% year-to-date.

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

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2018 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at March 31, 2019.

Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to 1.1 months of inventory on hand at December 31, 2018. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Efferalgan, an analgesic product sold principally in Europe, had 1.7 months of inventory on hand internationally at direct customers compared to 1.4 months of inventory on hand at December 31, 2018. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Fervex, a cold and flu product, had 3.1 months of inventory on hand at direct customers compared to 2.5 months of inventory on hand at December 31, 2018. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Perfalgan, an analgesic product, had 2.2 months of inventory on hand internationally at direct customers compared to 1.6 months of inventory on hand at December 31, 2018. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.

Sustiva, an HIV product, had 1.8 months of inventory on hand internationally at direct customers compared to 2.1 months of inventory on hand at December 31, 2018. The level of inventory on hand was attributable to low volume in-market sales in Canada

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 97% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended June 30, 2019 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2019	2018	% Change	2019	2018	% Change
Cost of products sold	$1,992	$1,625	23%	$3,836	$3,209	20%
Marketing, selling and administrative	1,076	1,131	(5)%	2,082	2,111	(1)%
Research and development	1,328	2,435	(45)%	2,679	3,685	(27)%
Other income (net)	101	(4)	**	(159)	(404)	(61)%
Total Expenses	$4,497	$5,187	(13)%	$8,438	$8,601	(2)%

Cost of products sold increased due to higher royalties and profit sharing ($196 million in the second quarter and $427 million year-to-date) resulting primarily from higher Eliquis sales, a $109 million impairment charge to reduce the carrying value of assets held-for-sale to the estimated fair value in the second quarter of 2019 and higher product costs, partially offset by foreign exchange.

Marketing, selling and administrative expenses decreased due to foreign exchange impact of 3%.

Research and development decreased due to the impact of the Nektar upfront payment and other significant charges in 2018.

Significant charges included in Research and development were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2019		2018		2019		2018
Nektar	$—		$1,050	(a)	$—		$1,050	(a)
IFM	25	(b)	25	(b)	25	(b)	25	(b)
Cormorant	—		—		—		60	(b)
License and asset acquisition charges	25		1,075		25		1,135

IPRD impairments	—		—		32		—
Site exit costs	19		19		38		39
Research and development significant charges	$44		$1,094		$95		$1,174

(a)	Upfront payment

(b)	Milestone payment

Other income (net) decreased due to Celgene acquisition and integration expenses, lower pension income, lower royalties and licensing income and higher interest expense, partially offset by higher equity investment gains and investment income.

Items included in Other income (net) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Interest expense	$123	$45	$168	$91
Investment income	(119)	(38)	(175)	(74)
Equity investment (gains)/losses	(71)	356	(246)	341
Provision for restructuring	10	37	22	57
Acquisition expenses	303	—	468	—
Integration expenses	106	—	128	—
Litigation and other settlements	—	(1)	1	(1)
Equity in net income of affiliates	—	(27)	—	(51)
Divestiture losses/(gains)	8	(25)	8	(70)
Royalties and licensing income	(303)	(353)	(611)	(720)
Transition and other service fees	(2)	(1)	(4)	(5)
Pension and postretirement	26	(19)	70	(30)
Intangible asset impairment	15	—	15	64
Other	5	22	(3)	(6)
Other income (net)	$101	$(4)	$(159)	$(404)

•	Interest expense includes $83 million of interest incurred on the $19.0 billion of new notes issued in May 2019.

•	Investment income includes $54 million of interest income earned on the net proceeds of the new notes.

•
Equity investment (gains)/losses includes a fair value gain adjustment of $118 million related to our equity investment in uniQure N.V., $80 million related to the termination of our Europe and Asia partnership with Sanofi in 2019 and a fair value loss adjustment of $407 million related to our equity investment in Nektar in 2018.

•
Acquisition expenses include the following items related to the pending Celgene acquisition: (1) upfront bridge facility commitment fee amortization of $103 million, (2) fair value adjustment of $276 million related to the forward starting interest rate swap option contracts and deal contingent forward starting interest rate swap contracts and (3) financial advisory, legal, proxy filing and other regulatory fees of $89 million.

•	Integration expenses include consulting fees of $128 million incurred in connection with pre-integration planning activities.

•	Equity in net income of affiliates was related to our Europe and Asia partnership with Sanofi, which was terminated in 2019.

•	Divestiture losses/(gains) includes the divestiture of multiple mature global product lines in 2018.

•	Royalties and licensing income includes Erbitux* royalties, a $50 million fee for amending a royalty rate, a $25 million sales-based milestone in 2018 and higher Keytruda* royalties in 2019.

•
Pension and postretirement includes the interest cost, expected return on plan assets and amortization components of the net periodic benefit cost (credit) as well as net charges for settlements, curtailments and special termination benefits of $93 million in 2019 and $68 million in 2018.

•
Intangible asset impairment includes $64 million in 2018 for an out-licensed asset obtained in the acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Earnings Before Income Taxes	$1,776	$517	$3,755	$2,296
Provision for Income Taxes	337	135	601	419
Effective Tax Rate	19.0%	26.1%	16.0%	18.2%

Impact of Specified Items	0.5%	8.6%	(0.6)%	0.9%

The reduction in the effective tax rate was primarily due to a non-deductible equity investment fair value loss adjustment relating to Nektar in the second quarter of 2018. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information on the tax impact of specified items.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) acquisition and integration expenses, (2) restructuring costs, (3) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (4) R&D charges or other income resulting from up-front or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (5) divestiture gains or losses, (6) pension, legal and other contractual settlement charges, (7) interest expense on the new notes issued in May 2019 in connection with our pending acquisition of Celgene and interest income earned on the net proceeds of those notes and (8) debt redemption gains or losses, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on July 25, 2019 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2019	2018	2019	2018
Impairment charges	$109	$—	$109	$10
Accelerated depreciation and other shutdown costs	30	14	42	17
Cost of products sold	139	14	151	27

Marketing, selling and administrative	—	—	1	1

License and asset acquisition charges	25	1,075	25	1,135
IPRD impairments	—	—	32	—
Site exit costs and other	19	19	38	39
Research and development	44	1,094	95	1,174

Interest expense	83	—	83	—
Investment income	(54)	—	(54)	—
Equity investment (gains)/losses	(71)	356	(246)	341
Provision for restructuring	10	37	22	57
Acquisition expenses	303	—	468	—
Integration expenses	106	—	128	—
Divestiture losses/(gains)	8	(25)	8	(68)
Royalties and licensing income	—	(25)	—	(75)
Pension and postretirement	44	37	93	68
Intangible asset impairment	—	—	—	64
Other income (net)	429	380	502	387

Increase to pretax income	612	1,488	749	1,589

Income taxes on items above	(105)	(218)	(148)	(226)
Income taxes attributed to U.S. tax reform	—	3	—	(29)
Income taxes	(105)	(215)	(148)	(255)

Increase to net earnings	$507	$1,273	$601	$1,334

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2019	2018	2019	2018
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,432	$373	$3,142	$1,859
Specified Items	507	1,273	601	1,334
Net Earnings Attributable to BMS used for Diluted EPS Calculation – Non-GAAP	$1,939	$1,646	$3,743	$3,193

Average Common Shares Outstanding – Diluted	1,637	1,636	1,637	1,638

Diluted EPS Attributable to BMS – GAAP	$0.87	$0.23	$1.92	$1.13
Diluted EPS Attributable to Specified Items	0.31	0.78	0.37	0.82
Diluted EPS Attributable to BMS – Non-GAAP	$1.18	$1.01	$2.29	$1.95

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$28,404	$6,911
Marketable securities – current	953	1,973
Marketable securities – non-current	994	1,775
Total cash, cash equivalents and marketable securities	30,351	10,659
Short-term debt obligations	(545)	(1,703)
Long-term debt	(24,433)	(5,646)
Net cash position	$5,373	$3,310

Cash, cash equivalents and marketable securities held in the U.S. increased to approximately $28.5 billion at June 30, 2019 due to the $18.8 billion of net proceeds from the notes issued in May 2019. The net proceeds were invested in money market funds and will be used to fund a portion of the cash consideration for the Celgene acquisition. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and issuance of commercial paper in the U.S., as well as borrowing available under our credit facilities, will be sufficient to satisfy our anticipated operating cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital and deemed repatriation transition tax. In addition, we expect to have sufficient cash available and borrowing capacity to fund the aggregate cash portion of the merger consideration to Celgene shareholders. We anticipate funding the cash consideration for the Celgene acquisition through a combination of available cash, borrowings under the term loan established earlier in the year and short-term borrowings.

Management continuously evaluates our capital structure to ensure that we are financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities. We announced that in connection with the pending acquisition of Celgene we expect to enter into an accelerated share repurchase program of approximately $5.0 billion, which is subject to Board of Directors’ approval. The ultimate amount of shares to be repurchased may change based on company and market factors.

Dividend payments were $1.3 billion in the six months ended June 30, 2019 and 2018. Dividends declared per common share were $0.82 and $0.80 in the six months ended June 30, 2019 and 2018, respectively. Dividend decisions are made on a quarterly basis by our Board of Directors. The merger agreement prohibits us from declaring, setting aside or paying any dividend or other distribution other than our regular cash dividend in the ordinary course of business consistent with past practice in an amount not to exceed $0.41 per share per quarter. Annual capital expenditures were approximately $1.0 billion in 2018 and are expected to be approximately $800 million in 2019 and $600 million in 2020. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we are constructing a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when approved for commercial use in early 2020.

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

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of June 30, 2019.

As of June 30, 2019, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2020, two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively, and a $1.0 billion facility expiring in January 2022. All of these facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at June 30, 2019 and December 31, 2018.

In connection with our pending acquisition of Celgene, we entered into a bridge commitment letter that provided for up to $33.5 billion in a 364-day senior unsecured bridge facility in January 2019. We also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche. The term loan reduced the commitments under the bridge facility by $8.0 billion and the net cash proceeds from the issuance of $19.0 billion of new notes in May 2019 further reduced the bridge facility commitments. As a result of these reductions and the amount of available cash, we terminated the bridge facility in its entirety. The term loan is subject to customary terms and conditions and does not have any financial covenants. No amounts will be borrowed under the term loan prior to the closing of the pending acquisition of Celgene. If drawn upon, the proceeds under the term loan will be used solely to fund a portion of the cash to be paid in the pending acquisition of Celgene, the anticipated refinancing of debt of Celgene and the payment of related fees and expenses.

In April 2019 we commenced an exchange offer for any and all outstanding notes issued by Celgene for up to $19.85 billion aggregate principal amount of new notes to be issued by us and cash. In conjunction with the offer to exchange the Celgene notes, we concurrently solicited consents to adopt certain proposed amendments to each of the indentures governing the Celgene notes to eliminate substantially all of the restrictive covenants in such indentures. In May 2019, we announced that the requisite number of consents had been received to adopt the proposed amendments with respect to all Celgene notes and that Celgene executed supplemental indentures to the Celgene indentures implementing the amendments, which were effective upon execution but will only become operative upon the settlement of the exchange offer and consent solicitations. As of July 18, 2019, approximately 89% of the total aggregate principal amount of Celgene notes have been validly tendered for notes to be issued by us since the exchange offer was commenced. The exchange offer and consent solicitations are conditioned upon the closing of the pending Celgene acquisition and we expect to extend the expiration of the offer and consent solicitations until the acquisition closes.

In May 2019 we issued an aggregate principal amount of $19.0 billion of floating rate and fixed rate unsecured senior notes at maturities ranging from 18 months to 30 years. The net proceeds will be used to fund a portion of the aggregate cash portion of the merger consideration to be paid to Celgene shareholders and to pay related fees and expenses. Any remaining proceeds may be used by us for general corporate purposes. Interest is payable semi-annually in the case of the fixed rate notes and quarterly in the case of the floating rate notes. The notes rank equally in right of payment with all of our existing and future senior unsecured indebtedness and the fixed rate notes are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest. All of the notes are subject to special mandatory redemption at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest if the pending acquisition of Celgene is not completed by July 30, 2020 or we inform the trustee of the notes that we will not pursue the consummation of the Celgene acquisition.

Following the announcement of our pending acquisition of Celgene, we entered into forward starting interest rate swap option contracts, with a total notional value of $7.6 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the acquisition. The forward starting interest rate swap option contracts were terminated in April 2019. Subsequently, we entered into deal contingent forward starting interest rate swap contracts, with an aggregate notional principal amount of $10.4 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the pending Celgene acquisition. The deal contingent forward starting interest rate swap contracts were unwound upon our May 2019 issuance of the new notes.

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

Credit Ratings

BMS's current long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, and BMS's current long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively. The long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. The current long-term ratings do not reflect any impact from the pending acquisition of Celgene. In January 2019, Moody's placed BMS under review for downgrade and Standard & Poor's placed BMS on CreditWatch with negative implications, each following the announcement to acquire Celgene. We expect our credit ratings to remain at an investment grade level and we do not expect the changes to impact our ability to access short-term or long-term financing. However, we cannot guarantee the future actions of Moody's and/or Standard & Poor's. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2019	2018
Cash flow provided by/(used in):
Operating activities	$3,473	$2,232
Investing activities	1,775	(391)
Financing activities	16,239	(2,237)

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

The $1.2 billion change in cash flow from operating activities compared to 2018 was primarily attributable to:

•	Lower R&D licensing and collaboration payments of approximately $1.1 billion primarily due to the Nektar transaction in 2018; and

•	Higher cash collections and timing of payments in the ordinary course of business of approximately $900 million.
Partially offset by:

•	Higher income tax payments of approximately $500 million; and

•	Approximately $300 million of Celgene acquisition and integration related payments in 2019.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $2.2 billion change in cash flow from investing activities compared to 2018 was primarily attributable to higher net sales and maturities of marketable securities with maturities greater than 90 days of approximately $1.2 billion and lower net acquisition and other payments of approximately $1.1 billion primarily due to the purchase of Nektar common stock and Flexus contingent consideration payment in 2018.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $18.5 billion change in cash flow from financing activities compared to 2018 was primarily due to higher net borrowing activity of approximately $18.2 billion resulting from the issuance of new notes in connection with the pending acquisition of Celgene and lower repurchase of common stock of approximately $300 million in 2018.

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

	Esophageal Cancer	May 2019
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application of Opdivo for indication of unresectable advanced or recurrent esophageal cancer in Japan for a partial change in approved items of manufacturing and marketing approval.

	GBM	May 2019
Announced Phase III CheckMate-498 trial evaluating Opdivo plus radiation versus temozolomide plus radiation in patients with newly diagnosed MGMT-unmethylated GBM did not meet its primary endpoint of overall survival at final analysis.

	HCC	June 2019
Announced topline results from CheckMate-459, a randomized Phase III study evaluating Opdivo versus sorafenib as a first-line treatment in patients with unresectable HCC. The trial did not achieve statistical significance for its primary endpoint of overall survival per the pre-specified analysis.

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

	SCCHN	January 2019	Acceptance in China of sBLA filing for patients who had previously been treated for metastatic or recurrent SCCHN.

Product	Indication	Date	Developments

Opdivo+Yervoy	HCC	June 2019
Announced first results from Opdivo+Yervoy cohort of the Phase I/II CheckMate-040 study, evaluating the IO combination in patients with advanced HCC previously treated with sorafenib. With a minimum follow-up of 28 months, the blinded independent central review objective response rate was 31% per Response Evaluation Criteria in Solid Tumors version 1.1. At the time of data cutoff the median duration of response was 17.5 months.

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

	Melanoma	June 2019
Announced five-year analysis of the Phase I CA209-004 study, the longest follow-up for the Opdivo+Yervoy combination in patients with previously treated or untreated advanced melanoma to date. The analysis showed that with a median follow-up of 43.1 months (range: 0.9-76.7) in all patients, at four years or longer, overall survival rates were stable at 57%.

June 2019
Announced that an analysis exploring long-term quality of life (QoL) and symptom burden in the Phase III CheckMate-067 study found that QoL was maintained during the treatment-free interval, the period where a patient is off study treatment and free of subsequent therapy, in patients with previously untreated unresectable or metastatic melanoma following discontinuation of therapy with Opdivo or Opdivo+Yervoy.

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

	NSCLC	July 2019
Announced Part 1a of the Phase III CheckMate-227 study evaluating Opdivo plus low dose Yervoy versus chemotherapy met the co-primary endpoint of overall survival in first-line NSCLC patients whose tumors express PD-L1 ≥1%. In addition, the Company announced Part 2 of the Phase III CheckMate-227 study evaluating Opdivo plus chemotherapy versus chemotherapy did not meet its primary endpoint of overall survival in first-line non-squamous NSCLC patients regardless of PD-L1 status.

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

	RA	June 2019
Announced data from a Phase IV mechanistic study exploring differences in the cellular and molecular mechanisms by which Orencia and another treatment, adalimumab, interfere with disease progression in moderate-to-severe early RA patients seropositive for certain autoantibodies. Among 80 adult patients with early moderate-to-severe RA who had never been treated with a biologic medication and tested positive for autoantibodies called anti-citrullinated protein antibody and rheumatoid factor, numerically higher efficacy responses were seen with Orencia at week 24. These results, which are from a prospective analysis of the Early AMPLE head-to-head trial, are featured in a late-breaking oral presentation at the Annual European Congress of Rheumatology.

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

Empliciti	Multiple Myeloma	June 2019
Announced updated data from ELOQUENT-3, the international randomized Phase II study evaluating Empliciti plus pomalidomide and dexamethasone (EPd) versus pomalidomide and dexamethasone (Pd) alone in patients with RRMM. In a non-prespecified analysis conducted to provide a descriptive assessment of overall survival after extended follow-up of at least 18.3 months, patients treated with EPd continued to experience sustained and clinically relevant overall survival and progression-free survival benefits compared with patients treated with Pd. These data were presented at the 24th Congress of the European Hematology Association in a poster display.

February 2019
Completed filing of a supplemental Japanese New Drug Application (sJNDA) for Empliciti in combination with pomalidomide and dexamethasone for the treatment of patients with multiple myeloma who have received at least two prior therapies, including Revlimid* and proteasome inhibitor. The sJNDA filing was submitted based on the results of a global phase II study. The orphan designation was already granted for the indication of RRMM at the initial JNDA. This sJNDA will also be reviewed under “priority review.”

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2019. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. All statements that are not statements of historical facts are, or may be deemed to be, forward-looking statements. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, that are difficult to predict, may be beyond our control and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our pending acquisition of Celgene and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We included in this Quarterly Report on Form 10-Q, in the 2018 Form 10-K, particularly under the caption “Item 1A. Risk Factors,” and in our other filings with the SEC additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe that we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Quarterly Report on Form 10-Q not to occur. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise after the date of this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2018 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
April 1 to 30, 2019	12,884	$46.93	—	$1,348
May 1 to 31, 2019	9,945	47.33	—	1,348
June 1 to 30, 2019	12,201	45.47	—	1,348
Three months ended June 30, 2019	35,030		—

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

Exhibit No.	Description
10a.	Extension Notice, dated May 31, 2019, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011.
10b.
Amendment and Waiver, dated as of June 20, 2019, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10c.	Extension Notice, dated May 31, 2019, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012.
10d.
Amendment, dated as of June 20, 2019, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10e.	Letter Agreement between Bristol-Myers Squibb Company and Dr. Thomas J. Lynch, Jr., dated as of June 4, 2019. ‡‡
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Lable Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, Inc.; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Erbitux is a trademark of ImClone LLC; Gleevec is a trademark of Novartis International AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Onglyza is a trademark of AstraZeneca AB; Otezla and Revlimid are trademarks of Celgene Corporation; and Plavix is a trademark of Sanofi S.A. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018	Lilly	Eli Lilly and Company
ACS	acute coronary syndrome	LOE	loss of exclusivity
ALL	acute lymphoblastic leukemia	mCRPC	metastatic castration-resistant prostate cancer
Amylin	Amylin Pharmaceuticals, Inc.	MDL	multi-district litigation
aNDA	abbreviated new drug applications	MGMT	O6-methylguanine-DNA methyltransferase
AstraZeneca	AstraZeneca PLC	MSI-H	high microsatellite instability
Catalent	Catalent, Inc.	Nektar	Nektar Therapeutics
Celgene	Celgene Corporation	NKT	natural killer T cells
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NSCLC	non-small cell lung cancer
CML	chronic myeloid leukemia	NVAF	non-valvular atrial fibrillation
Cormorant	Cormorant Pharmaceuticals	Ono	Ono Pharmaceutical Co., Ltd.
CRC	colorectal cancer	OTC	over-the-counter
dMMR	DNA mismatch repair deficient	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EC	European Commission	PCI	percutaneous coronary intervention
EPO	European Patent Office	PD-1	programmed cell death protein 1
EPS	earnings per share	PD-L1	programmed death-ligand 1
ERISA	Employee Retirement Income Security Act of 1974	Pfizer	Pfizer, Inc.
EU	European Union	PsA	psoriatic arthritis
FASB	Financial Accounting Standards Board	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019
FDA	U.S. Food and Drug Administration	R&D	research and development
Flexus	Flexus Biosciences, Inc.	RA	rheumatoid arthritis
FTC	U.S. Federal Trade Commission	RCC	renal cell carcinoma
GAAP	U.S. generally accepted accounting principles	RRMM	relapsed/refractory multiple myeloma
GBM	glioblastoma multiforme	Sanofi	Sanofi S.A.
GTN	gross-to-net	sBLA	supplemental Biologics License Application
HCC	hepatocellular carcinoma	SCCHN	squamous cell carcinoma of the head and neck
HIV	human immunodeficiency viruses	SEC	Securities and Exchange Commission
IFM	IFM Therapeutics, Inc.	STING	stimulator of interferon genes
IDO-1	indoleamine-pyrrole 2, 3-dioxygenase 1	TMB	tumor mutational burden
IO	immuno-oncology	U.S.	United States
IPRD	in-process research and development	UK	United Kingdom
JIA	juvenile idiopathic arthritis	VAT	value added tax
LIBOR	London Interbank Offered Rate	VTE	venous thromboembolic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 25, 2019	By:	/s/ Giovanni Caforio
Giovanni Caforio Chairman of the Board and Chief Executive Officer

Date:	July 25, 2019	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer