Form 10-Q
period 2019-09-30
BRISTOL MYERS SQUIBB CO
filed 2019-10-31
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number 001-01136
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

___________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	BMY	New York Stock Exchange
1.000% Notes due 2025	BMY25	New York Stock Exchange
1.750% Notes due 2035	BMY35	New York Stock Exchange

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
At September 30, 2019, there were 1,629,284,798 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	45

Item 4.
Controls and Procedures	45

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	45

Item 1A.
Risk Factors	45

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.
Exhibits	47

Summary of Abbreviated Terms	48
Signatures	49

*	Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2019	2018	2019	2018
Net product sales	$5,768	$5,433	$17,512	$15,866
Alliance and other revenues	239	258	688	722
Total Revenues	6,007	5,691	18,200	16,588

Cost of products sold	1,810	1,648	5,646	4,857
Marketing, selling and administrative	1,055	1,104	3,137	3,215
Research and development	1,382	1,280	4,061	4,965
Other income (net)	411	(508)	252	(912)
Total Expenses	4,658	3,524	13,096	12,125

Earnings Before Income Taxes	1,349	2,167	5,104	4,463
Provision for Income Taxes	(17)	255	584	674
Net Earnings	1,366	1,912	4,520	3,789
Noncontrolling Interest	13	11	25	29
Net Earnings Attributable to BMS	$1,353	$1,901	$4,495	$3,760

Earnings per Common Share
Basic	$0.83	$1.16	$2.75	$2.30
Diluted	0.83	1.16	2.75	2.30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2019	2018	2019	2018
Net Earnings	$1,366	$1,912	$4,520	$3,789
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	38	5	24	71
Pension and postretirement benefits	1,116	22	1,204	194
Available-for-sale securities	4	2	43	(31)
Foreign currency translation	—	(21)	28	(237)
Other Comprehensive Income/(Loss)	1,158	8	1,299	(3)

Comprehensive Income	2,524	1,920	5,819	3,786
Comprehensive Income Attributable to Noncontrolling Interest	13	11	25	29
Comprehensive Income Attributable to BMS	$2,511	$1,909	$5,794	$3,757
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	September 30, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$30,489	$6,911
Marketable securities	2,053	1,973
Receivables	5,510	5,965
Inventories	1,192	1,195
Prepaid expenses and other	947	1,116
Total Current Assets	40,191	17,160
Property, plant and equipment	4,830	5,027
Goodwill	6,513	6,538
Other intangible assets	1,002	1,091
Deferred income taxes	1,624	1,371
Marketable securities	925	1,775
Other assets	2,348	2,024
Total Assets	$57,433	$34,986

LIABILITIES
Current Liabilities:
Short-term debt obligations	$569	$1,703
Accounts payable	1,888	1,892
Accrued and other current liabilities	8,032	7,059
Total Current Liabilities	10,489	10,654
Income taxes payable	2,919	3,043
Other non-current liabilities	1,881	1,516
Long-term debt	24,390	5,646
Total Liabilities	39,679	20,859

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	221	221
Capital in excess of par value of stock	2,206	2,081
Accumulated other comprehensive loss	(1,463)	(2,762)
Retained earnings	36,555	34,065
Less cost of treasury stock	(19,871)	(19,574)
Total Bristol-Myers Squibb Company Shareholders’ Equity	17,648	14,031
Noncontrolling interest	106	96
Total Equity	17,754	14,127
Total Liabilities and Equity	$57,433	$34,986
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net earnings	$4,520	$3,789
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	510	465
Deferred income taxes	(587)	(161)
Stock-based compensation	157	168
Impairment charges	183	110
Pension settlements and amortization	1,683	145
Divestiture gains and royalties	(1,676)	(822)
Asset acquisition charges	25	85
Equity investment losses	15	244
Other adjustments	(21)	(43)
Changes in operating assets and liabilities:
Receivables	434	(222)
Inventories	(7)	(152)
Accounts payable	48	(186)
Deferred income	13	84
Income taxes payable	47	199
Other	685	(192)
Net Cash Provided by Operating Activities	6,029	3,511
Cash Flows From Investing Activities:
Sale and maturities of marketable securities	2,464	1,453
Purchase of marketable securities	(1,642)	(1,062)
Capital expenditures	(585)	(661)
Divestiture and other proceeds	2,087	947
Acquisition and other payments	(58)	(1,215)
Net Cash Provided by/(Used in) Investing Activities	2,266	(538)
Cash Flows From Financing Activities:
Short-term debt obligations, net	115	(617)
Issuance of long-term debt	18,790	—
Repayment of long-term debt	(1,256)	(5)
Repurchase of common stock	(300)	(320)
Dividends	(2,011)	(1,960)
Other	(40)	(55)
Net Cash Provided by/(Used in) Financing Activities	15,298	(2,957)
Effect of Exchange Rates on Cash and Cash Equivalents	(15)	(29)
Net Increase/(Decrease) in Cash and Cash Equivalents	23,578	(13)
Cash and Cash Equivalents at Beginning of Period	6,911	5,421
Cash and Cash Equivalents at End of Period	$30,489	$5,408
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at September 30, 2019 and December 31, 2018, the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Goodwill Impairment Testing

Amended guidance that simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test was adopted prospectively in the first quarter of 2019. Under the amended guidance, a goodwill impairment loss is recognized for the amount by which the reporting unit's carrying amount, including goodwill, exceeds its fair value up to the amount of its allocated goodwill. The adoption of the amended guidance did not have an impact on the Company’s results of operations.

Recently Issued Accounting Standards Not Yet Adopted

Financial Instruments - Measurement of Credit Losses

In June 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. Entities will be required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. The guidance is effective January 1, 2020 with early adoption permitted in 2019 on a modified retrospective approach. The amended guidance will not have a material impact to the Company’s results of operations.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Net product sales	$5,768	$5,433	$17,512	$15,866
Alliance revenues	143	177	418	483
Other revenues	96	81	270	239
Total Revenues	$6,007	$5,691	$18,200	$16,588

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Gross product sales	$8,884	$7,681	$25,697	$21,891
GTN adjustments(a)
Charge-backs and cash discounts	(927)	(711)	(2,591)	(1,957)
Medicaid and Medicare rebates	(1,362)	(847)	(3,252)	(2,169)
Other rebates, returns, discounts and adjustments	(827)	(690)	(2,342)	(1,899)
Total GTN adjustments	(3,116)	(2,248)	(8,185)	(6,025)
Net product sales	$5,768	$5,433	$17,512	$15,866

(a)
Includes adjustments to provisions for product sales made in prior periods resulting from changes in estimates of $12 million and $139 million for the three and nine months ended September 30, 2019 and $(7) million and $103 million for the three and nine months ended September 30, 2018, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Prioritized Brands
Opdivo	$1,817	$1,793	$5,441	$4,931
Eliquis	1,928	1,577	5,895	4,733
Orencia	767	675	2,185	1,979
Sprycel	558	491	1,561	1,464
Yervoy	353	382	1,104	946
Empliciti	89	59	263	178

Established Brands
Baraclude	145	175	433	579
Other Brands	350	539	1,318	1,778
Total Revenues	$6,007	$5,691	$18,200	$16,588

United States	$3,472	$3,235	$10,588	$9,243
Europe	1,445	1,365	4,416	4,179
Rest of the World	976	932	2,838	2,728
Other(a)	114	159	358	438
Total Revenues	$6,007	$5,691	$18,200	$16,588

(a)	Other revenues include royalties and alliance-related revenues for products not sold by the Company's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $78 million and $341 million for the three and nine months ended September 30, 2019 and $97 million and $398 million for the three and nine months ended September 30, 2018, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for gross-to-net adjustments related to prior period sales. Contract assets were not material at September 30, 2019 and December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Revenues from alliances:
Net product sales	$2,464	$2,037	$7,412	$6,135
Alliance revenues	143	177	418	483
Total Revenues	$2,607	$2,214	$7,830	$6,618

Payments to/(from) alliance partners:
Cost of products sold	$1,017	$838	$3,116	$2,528
Marketing, selling and administrative	(33)	(26)	(93)	(76)
Research and development	11	(2)	32	1,060
Other income (net)	(15)	(14)	(45)	(44)

Selected Alliance Balance Sheet information:
Dollars in Millions	September 30, 2019	December 31, 2018
Receivables - from alliance partners	$342	$395
Accounts payable - to alliance partners	994	904
Deferred income from alliances(a)	452	491

(a)	Includes unamortized upfront and milestone payments.

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

	Three Months Ended September 30,
	Net Proceeds(a)		Divestiture Losses/(Gains)		Royalty Income
Dollars in Millions	2019	2018	2019	2018	2019	2018
UPSA Business	$1,510	$—	$(1,176)	$—	$—	$—
Diabetes Business	163	165	—	—	(171)	(170)
Erbitux* Business	3	59	—	—	—	(48)
Manufacturing Operations	—	—	1	—	—	—
Mature Brands and Other	7	140	(4)	(108)	(6)	1
Total	$1,683	$364	$(1,179)	$(108)	$(177)	$(217)

	Nine Months Ended September 30,
	Net Proceeds(a)		Divestiture Losses/(Gains)		Royalty Income
Dollars in Millions	2019	2018	2019	2018	2019	2018
UPSA Business	$1,510	$—	$(1,160)	$—	$—	$—
Diabetes Business	491	408	—	—	(497)	(497)
Erbitux* Business	11	168	—	—	—	(145)
Manufacturing Operations	3	159	1	—	—	—
Mature Brands and Other	9	212	(12)	(178)	(8)	(2)
Total	$2,024	$947	$(1,171)	$(178)	$(505)	$(644)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

UPSA Business

In the third quarter of 2019, the Company sold its UPSA consumer health business, including the shares of UPSA SAS and BMS's assets and liabilities relating to the UPSA product portfolio. The transaction was accounted for as the sale of a business. The UPSA business was treated as a single disposal group held-for-sale as of December 31, 2018.

Assets Held-For-Sale

Manufacturing Operations

In the second quarter of 2019, the Company agreed to sell its manufacturing and packaging facility in Anagni, Italy to Catalent for approximately $50 million. The transaction is expected to close by the end of 2019 subject to regulatory approvals and the satisfaction of certain other customary closing conditions and will be accounted for as a sale of a business. Catalent will provide certain manufacturing and packaging services for the Company for a period of time subsequent to closing. The business was accounted for as held-for-sale and its assets were reduced to the estimated relative fair value resulting in a $113 million impairment charge for the nine months ended September 30, 2019 that was included in Cost of products sold. Assets were reclassified to assets held-for-sale as of September 30, 2019 and included within Prepaid expenses and other. Liabilities were reclassified to liabilities related to assets held-for-sale and included within Accrued and other current liabilities.

The following table summarizes the net assets held-for-sale as of September 30, 2019 and December 31, 2018.

Dollars in Millions	September 30, 2019	December 31, 2018
Receivables	$—	$79
Inventories	7	81
Property, plant and equipment	36	187
Goodwill	4	127
Other	12	5
Assets held-for-sale	$59	$479

Accounts payable	$—	$35
Accrued and other current liabilities	8	78
Deferred income taxes	—	25
Other liabilities	3	14
Liabilities related to assets held-for-sale	$11	$152

Net assets held-for-sale	$48	$327

Note 5. OTHER INCOME (NET)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Interest expense	$209	$44	$377	$135
Investment income	(173)	(44)	(348)	(118)
Equity investment losses/(gains)	261	(97)	15	244
Provision for restructuring	10	45	32	102
Acquisition expenses	7	—	475	—
Integration expenses	96	—	224	—
Litigation and other settlements	(1)	11	—	10
Equity in net income of affiliates	—	(22)	—	(73)
Divestiture gains	(1,179)	(108)	(1,171)	(178)
Royalties and licensing income	(356)	(338)	(967)	(1,058)
Transition and other service fees	(7)	—	(11)	(5)
Pension and postretirement	1,537	(10)	1,607	(40)
Intangible asset impairment	—	—	15	64
Other	7	11	4	5
Other income (net)	$411	$(508)	$252	$(912)

Note 6. RESTRUCTURING

In October 2016, the Company announced a restructuring plan to evolve and streamline its operating model. The majority of the charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion and consist of employee termination benefit costs, contract termination costs, plant and equipment accelerated depreciation, impairment charges and other shutdown costs associated with early manufacturing and R&D site exits. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $1.3 billion have been recognized for these actions since the announcement. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

Employee workforce reductions were approximately 100 and 600 for the nine months ended September 30, 2019 and 2018, respectively.

The following tables summarize the charges and activity related to the restructuring actions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Employee termination costs	$4	$37	$11	$72
Other termination costs	6	8	21	30
Provision for restructuring	10	45	32	102
Accelerated depreciation	33	30	96	82
Impairment charges	9	—	119	10
Other shutdown costs	—	1	—	6
Total charges	$52	$76	$247	$200

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Cost of products sold	$22	$12	$156	$39
Marketing, selling and administrative	—	1	1	2
Research and development	20	18	58	57
Other income (net)	10	45	32	102
Total charges	$52	$76	$247	$200

	Nine Months Ended September 30,
Dollars in Millions	2019	2018
Liability at December 31	$99	$186
Cease-use lease liability reclassification	(3)	—
Liability at January 1	96	186

Charges	36	108
Change in estimates	(4)	(6)
Provision for restructuring	32	102
Foreign currency translation and other	(1)	2
Payments	(98)	(171)
Liability at September 30	$29	$119

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Earnings Before Income Taxes	$1,349	$2,167	$5,104	$4,463
Provision for Income Taxes	(17)	255	584	674
Effective Tax Rate	(1.3)%	11.8%	11.4%	15.1%

Jurisdictional tax rates and other tax impacts attributed to pension settlement charges, gain on sale of the UPSA business divestiture and other specified items decreased the effective tax rate by 13.1% and 3.6% in the three and nine months ended September 30, 2019, respectively. These items decreased the effective tax rate by 1.5% and 0.8% in the three and nine months ended September 30, 2018, respectively. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. Additional changes to the effective tax rate may occur in future periods due to various reasons including pretax earnings mix, tax reserves, cash repatriations and revised interpretations of the relevant tax code.

The Company is currently under examination by a number of tax authorities, which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. It is reasonably possible that new issues will be raised by tax authorities, which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. Tax reserve releases due to lapse of statutes were $81 million and $49 million in the three months ended September 30, 2019 and 2018, respectively.

It is also reasonably possible that the total amount of unrecognized tax benefits at September 30, 2019 could decrease in the range of approximately $300 million to $340 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. The Company believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2019	2018	2019	2018
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$1,353	$1,901	$4,495	$3,760

Weighted-average common shares outstanding - basic	1,632	1,632	1,634	1,633
Incremental shares attributable to share-based compensation plans	2	4	2	4
Weighted-average common shares outstanding - diluted	1,634	1,636	1,636	1,637

Earnings per share - basic	$0.83	$1.16	$2.75	$2.30
Earnings per share - diluted	0.83	1.16	2.75	2.30

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2019		December 31, 2018
Dollars in Millions	Level 1	Level 2	Level 1	Level 2
Cash and cash equivalents - money market and other investments	$—	$29,771	$—	$6,173
Marketable securities
Certificates of deposit	—	1,156	—	971
Commercial paper	—	129	—	273
Corporate debt securities	—	1,693	—	2,379
Equity investments	—	—	—	125
Derivative assets	—	85	—	44
Equity investments	113	147	88	266
Derivative liabilities	—	(251)	—	(31)

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company's 2018 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). There were no Level 3 financial assets or liabilities as of September 30, 2019 and December 31, 2018.

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other income (net). The following table summarizes the Company's available-for-sale debt securities and equity investments:

	September 30, 2019				December 31, 2018
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,156	$—	$—	$1,156	$971	$—	$—	$971
Commercial paper	129	—	—	129	273	—	—	273
Corporate debt securities	1,686	8	(1)	1,693	2,416	—	(37)	2,379
	$2,971	$8	$(1)	2,978	$3,660	$—	$(37)	3,623

Equity investments				260				479
Total				$3,238				$4,102

Dollars in Millions	September 30, 2019	December 31, 2018
Current marketable securities	$2,053	$1,973
Non-current marketable securities(a)	925	1,775
Other assets	260	354
Total	$3,238	$4,102

(a)	All non-current marketable securities mature within five years as of September 30, 2019 and December 31, 2018.

Equity investments not measured at fair value and excluded from the above fair value table were limited partnerships and other equity method investments of $150 million at September 30, 2019 and $114 million at December 31, 2018 and other equity investments without readily determinable fair values of $164 million at September 30, 2019 and $206 million at December 31, 2018. These amounts are included in Other assets.

The following table summarizes the net gain/(loss) recorded for equity investments with readily determinable fair values held as of September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Net gain/(loss) recognized	$(235)	$97	$(81)	$(262)
Less: Net gain/(loss) recognized for equity investments sold	—	—	14	—
Net unrealized gain/(loss) on equity investments held	$(235)	$97	$(95)	$(262)

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. Upon adoption of the amended guidance for derivatives and hedging in the first quarter of 2018, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the derivatives qualifying as cash flow hedges component of Other Comprehensive (Loss)/Income. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $921 million and Japanese yen of $546 million at September 30, 2019.

The earnings impact related to discontinued cash flow hedges and hedge ineffectiveness was not material during all periods presented. Cash flow hedge accounting is discontinued when the forecasted transaction is no longer probable of occurring within 60 days after the originally forecasted date or when the hedge is no longer effective. Assessments to determine whether derivatives designated as qualifying hedges are highly effective in offsetting changes in the cash flows of hedged items are performed at inception and on a quarterly basis. Foreign currency forward contracts not designated as hedging instruments are used to offset exposures in certain foreign currency denominated assets, liabilities and earnings. Changes in the fair value of these derivatives are recognized in earnings as they occur.

Net Investment Hedges — Euro borrowings of €950 million ($1.0 billion) at September 30, 2019 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was $43 million and $10 million in 2019 and 2018, respectively, and were recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with the related offset in Long-term debt.

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

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (2.0% as of September 30, 2019) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Following the announcement of the Company's pending acquisition of Celgene, the Company entered into forward starting interest rate swap option contracts, with a total notional value of $7.6 billion, to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the pending Celgene acquisition. In April 2019, the Company entered into deal contingent forward starting interest rate swap contracts, with an aggregate notional principal amount of $10.4 billion, to hedge interest rate risk associated with the anticipated issuance of long-term debt to fund the Celgene acquisition and terminated the forward starting interest rate swap option contracts. The deal contingent forward starting interest rate swap contracts were unwound upon the May 2019 issuance of the new notes, refer to “—Debt Obligations.”

The following table summarizes the fair value of outstanding derivatives:

	September 30, 2019				December 31, 2018
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$11	$—	$—	$—	$—	$755	$(10)
Cross-currency interest rate swap contracts	125	1	175	(2)	50	—	250	(5)
Foreign currency forward contracts	1,667	68	246	(4)	1,503	44	496	(10)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	525	5	203	(5)	54	—	600	(6)
Deal contingent forward starting interest rate swap contracts	—	—	10,350	(240)	—	—	—	—

(a)	Included in prepaid expenses and other and other assets.

(b)	Included in accrued and other current liabilities and other non-current liabilities.

The following table summarizes the financial statement classification and amount of gain/(loss) recognized on hedging instruments:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$6	$—	$18
Cross-currency interest rate swap contracts	—	2	—	6
Foreign currency forward contracts	20	9	76	11
Forward starting interest rate swap option contracts	—	—	—	(35)
Deal contingent forward starting interest rate swap contracts	—	—	—	(240)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Dollars in Millions	Cost of products sold	Other income (net)	Cost of products sold	Other income (net)
Interest rate swap contracts	$—	$5	$—	$18
Cross-currency interest rate swap contracts	—	2	—	6
Foreign currency forward contracts	13	10	(20)	17

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$63	$18	$102	$63
Reclassified to Cost of products sold	(20)	(13)	(76)	20

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	2	5	4	1

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	41	(6)	43	10

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	September 30, 2019	December 31, 2018
Non-U.S. short-term borrowings	$355	$320
Current portion of long-term debt	—	1,249
Other	214	134
Total	$569	$1,703

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	September 30, 2019	December 31, 2018
Principal Value	$24,467	$6,776
Adjustments to Principal Value
Fair value of interest rate swap contracts	11	(10)
Unamortized basis adjustment from swap terminations	181	201
Unamortized bond discounts and issuance costs	(269)	(72)
Total	$24,390	$6,895

Current portion of long-term debt	$—	$1,249
Long-term debt	24,390	5,646

The fair value of long-term debt was $26.6 billion at September 30, 2019 and $7.1 billion at December 31, 2018 valued using Level 2 inputs. Interest payments were $166 million and $174 million for the nine months ended September 30, 2019 and 2018, respectively, net of amounts related to interest rate swap contracts.

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

As of September 30, 2019, BMS had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2020, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for the Company's commercial paper borrowings. The Company's $1.0 billion facility and its two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. The Company's 364-day $2.0 billion facility can be renewed for one year on each anniversary date, subject to certain terms and conditions. No borrowings were outstanding under any revolving credit facility at September 30, 2019 or December 31, 2018.

In connection with the pending acquisition of Celgene, the Company entered into a bridge commitment letter that provided for up to $33.5 billion in a 364-day senior unsecured bridge facility in January 2019. The Company terminated the bridge facility upon receipt of proceeds from the Company's issuance of $19.0 billion of new notes in May 2019.

The Company also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche in connection with the pending Celgene acquisition. The term loan is subject to customary terms and conditions and does not have any financial covenants. No amounts will be borrowed under the term loan prior to the closing of the pending acquisition of Celgene. If drawn upon, the proceeds under the term loan will be used to fund a portion of the cash to be paid in the pending acquisition of Celgene and the payment of related fees and expenses.

Note 10. RECEIVABLES

Dollars in Millions	September 30, 2019	December 31, 2018
Trade receivables	$4,595	$4,914
Less charge-backs and cash discounts	(270)	(245)
Less bad debt allowances	(36)	(33)
Net trade receivables	4,289	4,636
Prepaid and refundable income taxes	159	218
Alliance, royalties, VAT and other	1,062	1,111
Receivables	$5,510	$5,965

Non-U.S. receivables sold on a nonrecourse basis were $580 million and $594 million for the nine months ended September 30, 2019 and 2018, respectively. Receivables from the Company's three largest pharmaceutical wholesalers in the U.S. represented approximately 70% of total trade receivables at September 30, 2019 and December 31, 2018.

Note 11. INVENTORIES

Dollars in Millions	September 30, 2019	December 31, 2018
Finished goods	$306	$356
Work in process	1,124	1,152
Raw and packaging materials	127	116
Total inventories	$1,557	$1,624

Inventories	$1,192	$1,195
Other assets(a)	365	429

(a)	Other assets include inventory expected to remain on hand beyond one year in both periods.

Prior year amounts of certain inventory balances are presented as work in process to conform to the current year presentation rather than finished goods and raw materials.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2019	December 31, 2018
Land	$105	$104
Buildings	5,285	5,231
Machinery, equipment and fixtures	2,932	2,962
Construction in progress	465	548
Gross property, plant and equipment	8,787	8,845
Less accumulated depreciation	(3,957)	(3,818)
Property, plant and equipment	$4,830	$5,027

Depreciation expense was $135 million and $401 million for the three and nine months ended September 30, 2019 and $127 million and $366 million for the three and nine months ended September 30, 2018, respectively.

Note 13. LEASES

The Company leases facilities for office, research and development, and for storage and distribution purposes, comprising approximately 90% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one year and 20 years. Most leases contain specific renewal options for periods ranging between one year and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. The Company considers factors such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to the Company’s operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. As most leases do not provide an implicit rate, the Company's incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining 10% of the Company’s total lease obligation is comprised of vehicles used primarily by the Company’s sales force and an R&D facility operated by a third party under the Company's direction. Vehicle lease terms vary by country with terms generally between one year and 4 years.

The following table summarizes the components of lease expense:

Dollars in Millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$25	$80
Variable lease cost	5	15
Short-term lease cost	6	16
Sublease income	(1)	(3)
Total operating lease expense	$35	$108

Operating lease right-of-use assets and liabilities were as follows as of September 30, 2019 and January 1, 2019:

Dollars in Millions	September 30, 2019	January 1, 2019
Other assets	$496	$543

Accrued and other current liabilities	66	40
Other non-current liabilities	504	548
Total liabilities	$570	$588

Future lease payments for non-cancellable operating leases as of September 30, 2019 were as follows:

Dollars in Millions	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$28
2020	86
2021	76
2022	69
2023	61
Thereafter	395
Total future lease payments	715

Less imputed interest	145
Total lease liability	$570

Right-of-use assets obtained in exchange for new operating lease obligations were not material for the three and nine months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $41 million for the nine months ended September 30, 2019, net of a $33 million lease incentive received in the second quarter. The weighted-average remaining lease term was 11 years and the discount rate was 4% as of September 30, 2019.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	September 30, 2019	December 31, 2018
Goodwill		$6,513	$6,538

Other intangible assets:
Licenses	5 – 15 years	482	510
Developed technology rights	9 – 15 years	2,357	2,357
Capitalized software	3 – 10 years	1,258	1,156
IPRD		—	32
Gross other intangible assets		4,097	4,055
Less accumulated amortization		(3,095)	(2,964)
Other intangible assets		$1,002	$1,091

Amortization expense was $52 million and $156 million for the three and nine months ended September 30, 2019 and $54 million and $147 million for the three and nine months ended September 30, 2018, respectively.

In the first quarter of 2019, a $32 million IPRD impairment charge was recorded in Research and development following the decision to discontinue development of an investigational compound obtained in the acquisition of Medarex. In the first quarter of 2018, a $64 million impairment charge was recorded in Other income (net) for an out-licensed asset obtained in the acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Note 15. ACCRUED AND OTHER CURRENT LIABILITIES

Dollars in Millions	September 30, 2019	December 31, 2018
Rebates and returns	$3,209	$2,417
Employee compensation and benefits	639	848
Research and development	891	805
Dividends	668	669
Royalties	378	391
Interest	289	69
Deal contingent forward starting interest rate swap contracts	240	—
Branded Prescription Drug Fee	165	188
Litigation and other settlements	75	118
Operating leases	66	—
Restructuring	24	85
Pension and postretirement benefits	35	35
Deferred income	86	172
Income taxes payable	546	398
Liabilities related to assets held-for-sale	11	152
Other	710	712
Accrued and other current liabilities	$8,032	$7,059

Note 16. EQUITY

The following table summarizes changes in equity for the nine months ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2018	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	1,710	—	—	5
Other Comprehensive Income/(Loss)	—	—	—	118	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	22	—	—	(4)	3	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2019	2,208	221	2,103	(2,644)	35,109	572	(19,571)	99
Net earnings	—	—	—	—	1,432	—	—	7
Other Comprehensive Income/(Loss)	—	—	—	23	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	47	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(4)
Balance at June 30, 2019	2,208	221	2,150	(2,621)	35,870	572	(19,571)	102
Net earnings	—	—	—	—	1,353	—	—	13
Other Comprehensive Income/(Loss)	—	—	—	1,158	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(668)	—	—	—
Stock repurchase program	—	—	—	—	—	7	(300)	—
Stock compensation	—	—	56	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(9)
Balance at September 30, 2019	2,208	$221	$2,206	$(1,463)	$36,555	579	$(19,871)	$106

(a)	Refer to “—Note 1. Basis of Presentation and Recently Issued Accounting Standards” for additional information.

(b)	Cash dividends declared per common share were $0.41 for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019.

The following table summarizes changes in equity for the nine months ended September 30, 2018:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2017	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
Accounting change - cumulative effect(a)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	221	1,898	(2,323)	31,492	575	(19,249)	106
Net earnings	—	—	—	—	1,486	—	—	9
Other Comprehensive Income/(Loss)	—	—	—	89	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(655)	—	—	—
Stock repurchase program	—	—	—	—	—	3	(166)	—
Stock compensation	—	—	18	—	—	(4)	(18)	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2018	2,208	221	1,916	(2,234)	32,323	574	(19,433)	113
Net earnings	—	—	—	—	373	—	—	9
Other Comprehensive Income/(Loss)	—	—	—	(100)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(652)	—	—	—
Stock repurchase program	—	—	—	—	—	2	(147)	—
Stock compensation	—	—	50	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(21)
Balance at June 30, 2018	2,208	221	1,966	(2,334)	32,044	576	(19,580)	101
Net earnings	—	—	—	—	1,901	—	—	11
Other Comprehensive Income/(Loss)	—	—	—	8	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(653)	—	—	—
Stock compensation	—	—	63	—	—	—	4	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at September 30, 2018	2,208	$221	$2,029	$(2,326)	$33,292	576	$(19,576)	$110

(a)	Refer to “—Note 1. Accounting Policies and Recently Issued Accounting Standards” in the Company's 2018 Form 10-K for additional information.

(b)	Cash dividends declared per common share were $0.40 for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018.

The Company has a stock repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares. The repurchases are effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including through Rule 10b5-1 trading plans. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method. The Company repurchased 6.5 million shares of its common stock for $300 million in the third quarter of 2019. The remaining share repurchase capacity under the stock repurchase program was $1.0 billion as of September 30, 2019.

The components of Other Comprehensive Income/(Loss) were as follows:

	2019			2018
Dollars in Millions	Pretax	Tax	After tax	Pretax	Tax	After tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$63	$(8)	$55	$18	$(2)	$16
Reclassified to net earnings(a)	(20)	3	(17)	(13)	2	(11)
Derivatives qualifying as cash flow hedges	43	(5)	38	5	—	5

Pension and postretirement benefits:
Actuarial (losses)/gains	(126)	27	(99)	(12)	3	(9)
Amortization(b)	12	(2)	10	14	(3)	11
Settlements(b)	1,550	(345)	1,205	26	(6)	20
Pension and postretirement benefits	1,436	(320)	1,116	28	(6)	22

Available-for-sale securities:
Unrealized gains/(losses)	6	(2)	4	4	(2)	2

Foreign currency translation	10	(10)	—	(21)	—	(21)

Total Other Comprehensive Income/(Loss)	$1,495	$(337)	$1,158	$16	$(8)	$8

Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$102	$(12)	$90	$63	$(6)	$57
Reclassified to net earnings(a)	(76)	10	(66)	20	(6)	14
Derivatives qualifying as cash flow hedges	26	(2)	24	83	(12)	71

Pension and postretirement benefits:
Actuarial (losses)/gains	(140)	30	(110)	100	(21)	79
Amortization(b)	45	(8)	37	50	(9)	41
Settlements(b)	1,643	(366)	1,277	95	(21)	74
Pension and postretirement benefits	1,548	(344)	1,204	245	(51)	194

Available-for-sale securities:
Unrealized gains/(losses)	42	(2)	40	(36)	5	(31)
Realized losses	3	—	3	—	—	—
Available-for-sale securities	45	(2)	43	(36)	5	(31)

Foreign currency translation	39	(11)	28	(232)	(5)	(237)

Total Other Comprehensive Income/(Loss)	$1,658	$(359)	$1,299	$60	$(63)	$(3)

(a)	Included in Cost of products sold.

(b)	Included in Other income (net).

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

Dollars in Millions	September 30, 2019	December 31, 2018
Derivatives qualifying as cash flow hedges	$75	$51
Pension and postretirement benefits	(898)	(2,102)
Available-for-sale securities	13	(30)
Foreign currency translation	(653)	(681)
Accumulated other comprehensive loss	$(1,463)	$(2,762)

Note 17. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan was the Bristol-Myers Squibb Retirement Income Plan (the “Plan”), which covered most U.S. employees. Future benefits related to service for this plan were eliminated in 2009. The Company contributed at least the minimum amount required by the ERISA. Plan benefits were based primarily on the participant’s years of credited service and final average compensation. As of September 30, 2019, remaining Plan assets consist primarily of fixed-income securities.

The net periodic benefit cost of defined benefit pension plans includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Service cost – benefits earned during the year	$6	$6	$18	$20
Interest cost on projected benefit obligation	20	50	101	146
Expected return on plan assets	(39)	(97)	(173)	(315)
Amortization of prior service credits	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	14	17	49	57
Curtailments and settlements	1,550	26	1,643	95
Net periodic pension benefit cost	$1,550	$1	$1,635	$—

In December 2018, BMS announced plans to fully terminate the Plan. Pension obligations related to the Plan were to be distributed through a combination of lump sum payments to eligible Plan participants who elected such payments and through the purchase of group annuity contracts from wholly owned insurance subsidiaries of Athene Holding Ltd. (“Athene”). In the third quarter of 2019, $1.3 billion was distributed to participants who elected lump sum payments during the election window and a group annuity contract was purchased from Athene, which irrevocably assumed the obligation, for $2.4 billion for most of the remaining plan participants. These transactions resulted in a $1.5 billion non-cash pre-tax pension settlement charge in the third quarter of 2019. The remaining plan obligation of approximately $200 million is expected to be settled through the purchase of an additional group annuity contract from Athene in the fourth quarter of 2019.

Pension settlement charges were also recognized after determining that the annual lump sum payments will likely exceed the annual interest and service costs for the primary and certain other U.S. and international pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $426 million at September 30, 2019 and $427 million at December 31, 2018. Defined contribution plan expense in the U.S. was approximately $50 million and $140 million for the three and nine months ended September 30, 2019 and approximately $50 million and $130 million for the three and nine months ended September 30, 2018, respectively. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

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

INTELLECTUAL PROPERTY

Plavix* - Australia
As previously disclosed, Sanofi was notified that, in August 2007, GenRx Proprietary Limited (GenRx) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc. (Apotex), has since changed its name to Apotex. In August 2007, Apotex filed an application in the Federal Court of Australia (the Federal Court) seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court granted Sanofi’s injunction. A subsidiary of the Company was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the Apotex case, and a trial occurred in April 2008. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. The Company and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (Full Court) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims which have stayed the Federal Court’s ruling. Apotex filed a notice of appeal appealing the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. A hearing on the appeals occurred in February 2009. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In November 2009, the Company and Sanofi applied to the High Court of Australia (High Court) for special leave to appeal the judgment of the Full Court. In March 2010, the High Court denied the Company and Sanofi’s request to hear the appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by Apotex. The Company and Apotex have settled the Apotex case, and the case was dismissed. The Australian government has intervened in this matter and is seeking maximum damages up to 449 million AUD ($303 million), plus interest, which would be split between the Company and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. The Company and Sanofi have disputed that the Australian government is entitled to any damages and the Australian government's claim is still pending and a trial was concluded in September 2017. The Company is expecting a decision in 2019.

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

Eliquis Patent Litigation - U.S.
In 2017, twenty-five generic companies sent the Company Paragraph-IV certification letters informing the Company that they had filed aNDAs seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In April 2017, the Company, along with its partner Pfizer, initiated patent lawsuits under the Hatch-Waxman Act against all generic filers in federal district courts in Delaware and West Virginia. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is the Company’s basis for projected LOE, from February 2023 to November 2026. The Company has settled lawsuits with a number of aNDA filers through September 2019. The settlements do not affect the Company’s projected LOE for Eliquis. A trial with the remaining aNDA filers is scheduled to begin October 31, 2019 in the U.S. District Court for the District of Delaware.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
The Company and certain Sanofi entities are defendants in consumer protection and/or false advertising actions brought by the attorneys general of Hawaii and New Mexico relating to the sales and promotion of Plavix*. The Hawaii matter is currently scheduled for trial in April 2020.

PRODUCT LIABILITY LITIGATION

The Company is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, the Company also faces unfiled claims involving its products.

Byetta*
Amylin, a former subsidiary of the Company, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are approximately 570 separate lawsuits pending on behalf of approximately 2,200 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in a MDL or in a coordinated proceeding in California Superior Court in Los Angeles (JCCP). In November 2015, the defendants' motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin has product liability insurance covering a substantial number of claims involving Byetta* and any additional liability to Amylin with respect to Byetta* is expected to be shared between the Company and AstraZeneca.

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

Onglyza*
The Company and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of September 2019, claims are pending in state and federal court on behalf of approximately 280 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of the Company’s global diabetes business divestiture, the Company sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against the Company, the Company’s Chief Executive Officer, Giovanni Caforio, the Company’s Chief Financial Officer, Charles A. Bancroft and certain former and current executives of the Company. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for the Company’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted the Company’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. The Company continues to believe these allegations are without merit and will continue to defend the matter.

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

HIV Medication Antitrust Lawsuits
The Company and several other manufacturers of HIV medications are defendants in related lawsuits brought by indirect purchasers in the U.S. District Court for the Northern District of California alleging that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The Company has moved to dismiss the complaint.

GOVERNMENT INVESTIGATIONS

Like other pharmaceutical companies, the Company and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which the Company operates. As a result, the Company, from time to time, is subject to various governmental inquiries and investigations. It is possible that criminal charges, substantial fines and/or civil penalties, could result from government investigations.

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

CERCLA Matters

With respect to CERCLA matters for which the Company is responsible under various state, federal and foreign laws, the Company typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and the Company accrues liabilities when they are probable and reasonably estimable. The Company estimated its share of future costs for these sites to be $69.7 million at September 30, 2019, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

NOTE 19. PENDING CELGENE ACQUISITION

On January 3, 2019, the Company announced that it entered into a definitive merger agreement under which it will acquire Celgene. Under the terms of the agreement, which has been approved by the respective Boards of Directors of the Company and Celgene, if the merger is completed, Celgene shareholders will receive one share of the Company's common stock and $50.00 in cash for each share of Celgene common stock held by them. Celgene shareholders will also receive one tradeable contingent value right (“CVR”) for each share of Celgene representing the right to receive $9.00 in cash, which is subject to the achievement of future regulatory milestones. Based on the closing price of a share of the Company's common stock on January 2, 2019, the most recent trading day prior to the date of the announcement, the merger consideration represented approximately $74 billion. The amount of consideration to be received by Celgene shareholders will fluctuate with changes in the price of shares of BMS common stock.

The Company expects to fund the anticipated cash portion of the merger consideration through a combination of available cash, including $18.8 billion of net proceeds raised in the May 2019 issuance of new notes, borrowings under the term loan established earlier in the year and short-term borrowings. The Company also announced plans to initiate a $7.0 billion accelerated share repurchase program following the closing of the Company's pending acquisition of Celgene, subject to Board of Directors’ approval.

The acquisition was approved by the Company’s and Celgene’s shareholders on April 12, 2019. The European Commission granted unconditional approval of the Celgene acquisition in July 2019 and the acquisition has been approved by all other requisite foreign jurisdictions. Consummation of the pending acquisition remains subject to the satisfaction of customary closing conditions and regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). With respect to the review of the pending acquisition pursuant to the HSR Act, the Company and Celgene on March 25, 2019 each received a request for additional information and documentary materials (also known as a “second request”) from the FTC in connection with its review. The effect of this request, which was issued under the HSR Act, is to extend the waiting period imposed by the HSR Act until 30 days after the Company and Celgene have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC. To allow the pending acquisition to close on a timely basis in light of concerns expressed by the FTC, Celgene entered into a purchase agreement with Amgen on August 26, 2019 under which Amgen would acquire the global rights to Otezla* for $13.4 billion. In connection with the divestiture and Celgene entering into the purchase agreement, the Company entered into a guarantee with Amgen under which it agreed to guarantee the full payment and performance of Celgene’s obligations under the purchase agreement. The pending Otezla* divestiture is subject to, among other things, the closing of the Celgene acquisition and the issuance by the FTC of a consent order requiring Celgene to divest Otezla* to Amgen. The Company continues to work constructively with the FTC to bring about the issuance of a consent order, which will permit the Celgene acquisition to proceed. Once the FTC issues the consent order and the other closing conditions are satisfied, the Company intends to close the pending acquisition of Celgene at the earliest possible date, which it currently expects to be before the end of 2019. The Company remains focused on executing a successful closing of the Celgene acquisition.

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

On January 3, 2019, we announced that we entered into a definitive merger agreement to acquire Celgene. We expect that the pending acquisition will enable us to create a leading focused specialty biopharmaceutical company that is well positioned to address the needs of patients with cancer, inflammatory, immunologic or cardiovascular diseases through high-value innovation medicines and leading scientific capabilities. The acquisition was approved by our and Celgene’s respective shareholders on April 12, 2019. The European Commission granted unconditional approval of the Celgene acquisition in July 2019 and the acquisition has been approved by all other requisite foreign jurisdictions. The acquisition remains subject to the satisfaction of customary closing conditions and regulatory approvals, including review by the FTC. To allow the pending acquisition to close on a timely basis in light of concerns expressed by the FTC, Celgene entered into a purchase agreement with Amgen on August 26, 2019 under which Amgen would acquire the global rights to Otezla* for $13.4 billion. We continue to work constructively with the FTC to realize our goal of completing the Celgene acquisition before the end of 2019 while staying committed to delivering on our strategic priorities and preparing for an efficient integration with Celgene. Refer to “Item 1. Financial Statements—Note 19. Pending Celgene Acquisition” for further discussion on our pending acquisition of Celgene. Refer to “—Financial Position, Liquidity and Capital Resources” for a discussion of our financing arrangements in connection with the pending acquisition.

Our revenues increased by 10% for the nine months ended September 30, 2019 as a result of higher demand for Eliquis and Opdivo. The $0.45 increase in GAAP EPS primarily resulted from higher revenues, the UPSA business divestiture gain in 2019 and Nektar related charges in 2018, partially offset by pension settlement charges and Celgene related expenses in 2019. After adjusting for specified items, non-GAAP EPS increased $0.42 due to higher revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2019	2018	2019	2018
Total Revenues	$6,007	$5,691	$18,200	$16,588

Diluted Earnings Per Share
GAAP	$0.83	$1.16	$2.75	$2.30
Non-GAAP	1.17	1.09	3.46	3.04

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

Significant Product and Pipeline Approvals

Product	Date	Approval

Opdivo+Yervoy	March 2019	Announced conversion of accelerated FDA approval to full FDA approval for Opdivo+Yervoy for first line metastatic melanoma treatment based on longer follow-up data from CheckMate-067.
	January 2019	Announced the EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.

Orencia	April 2019
Announced the EC approval of an extension application to add 2 new strengths of 50 mg and 87.5 mg for solution for injection in a pre-filled syringe (PFS) - in addition to the existing 125 mg strength - for subcutaneous administration, as well as a new indication for Orencia solution for injection in a PFS for the treatment of moderate to severe active polyarticular JIA in paediatric patients 2 years of age and older.

Sprycel	February 2019
Announced the EC approval of Sprycel, in both tablet and powder for oral suspension formulations, in combination with chemotherapy for the treatment of pediatric patients with newly diagnosed Philadelphia chromosome-positive ALL.

Empliciti	August 2019
Announced the EC approval of Empliciti plus pomalidomide and low-dose dexamethasone for the treatment of adult patients with RRMM who have received at least two prior therapies, including lenalidomide and a proteasome inhibitor, and have demonstrated disease progression on the last therapy.

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

RESULTS OF OPERATIONS

Regional Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Revenues		2019 vs. 2018		Total Revenues		2019 vs. 2018
Dollars in Millions	2019	2018	% Change	Foreign Exchange(b)	2019	2018	% Change	Foreign Exchange(b)
United States	$3,472	$3,235	7%	—	$10,588	$9,243	15%	—
Europe	1,445	1,365	6%	(4)%	4,416	4,179	6%	(6)%
Rest of the World	976	932	5%	(2)%	2,838	2,728	4%	(6)%
Other(a)	114	159	(28)%	N/A	358	438	(18)%	N/A
Total	$6,007	$5,691	6%	(1)%	$18,200	$16,588	10%	(2)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

U.S. revenues increased due to higher demand for Eliquis and Orencia in both periods and for Opdivo in the nine months ended September 30, 2019, partially offset by declines in established brands. The lower growth rate in the three months period compared to the nine month period was primarily due to Opdivo and Yervoy trends and higher Medicare Part D coverage gap cost share (from 50% in 2018 to 70% in 2019). Average net selling prices after discounts, charge-backs and rebates were 2% lower in the third quarter 2019 and 1% higher year-to-date and are expected to be roughly flat on a full year basis.

Europe revenues increased in both periods due to higher demand for Eliquis and Opdivo, partially offset by foreign exchange, lower demand for established brands and lower average net selling prices.

Rest of the World revenues increased in both periods due to higher demand for Opdivo, Eliquis and Yervoy, partially offset by foreign exchange.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2019 or 2018. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2019	2018	% Change	2019	2018	% Change
Gross product sales	$8,884	$7,681	16%	$25,697	$21,891	17%
GTN adjustments
Charge-backs and cash discounts	(927)	(711)	30%	(2,591)	(1,957)	32%
Medicaid and Medicare rebates	(1,362)	(847)	61%	(3,252)	(2,169)	50%
Other rebates, returns, discounts and adjustments	(827)	(690)	20%	(2,342)	(1,899)	23%
Total GTN adjustments	(3,116)	(2,248)	39%	(8,185)	(6,025)	36%
Net product sales	$5,768	$5,433	6%	$17,512	$15,866	10%

GTN adjustments percentage	35%	29%	6%	32%	28%	4%
U.S.	44%	36%	8%	40%	35%	5%
Non-U.S.	16%	16%	—%	15%	14%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $139 million and $103 million for the nine months ended September 30, 2019 and 2018, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments are increasing at a higher rate than gross product sales due to higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of higher Medicare Part D coverage gap cost share and competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2019	2018	% Change	2019	2018	% Change
Prioritized Brands
Opdivo	$1,817	$1,793	1%	$5,441	$4,931	10%
U.S.	1,088	1,141	(5)%	3,324	3,103	7%
Non-U.S.	729	652	12%	2,117	1,828	16%

Eliquis	1,928	1,577	22%	5,895	4,733	25%
U.S.	1,124	917	23%	3,599	2,781	29%
Non-U.S.	804	660	22%	2,296	1,952	18%

Orencia	767	675	14%	2,185	1,979	10%
U.S.	554	474	17%	1,569	1,360	15%
Non-U.S.	213	201	6%	616	619	—%

Sprycel	558	491	14%	1,561	1,464	7%
U.S.	325	267	22%	872	791	10%
Non-U.S.	233	224	4%	689	673	2%

Yervoy	353	382	(8)%	1,104	946	17%
U.S.	222	278	(20)%	750	668	12%
Non-U.S.	131	104	26%	354	278	27%

Empliciti	89	59	51%	263	178	48%
U.S.	62	41	51%	183	119	54%
Non-U.S.	27	18	50%	80	59	36%

Established Brands
Baraclude	145	175	(17)%	433	579	(25)%
U.S.	2	6	(67)%	16	25	(36)%
Non-U.S.	143	169	(15)%	417	554	(25)%

Other Brands	350	539	(35)%	1,318	1,778	(26)%
U.S.	95	111	(14)%	275	396	(31)%
Non-U.S.	255	428	(40)%	1,043	1,382	(25)%

Total Revenues	6,007	5,691	6%	18,200	16,588	10%
U.S.	3,472	3,235	7%	10,588	9,243	15%
Non-U.S.	2,535	2,456	3%	7,612	7,345	4%

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•
U.S. revenues decreased in the third quarter 2019, and sequentially quarter-over-quarter, due to a smaller previously-treated advanced lung cancer market and increased competition for the Opdivo+Yervoy combination in kidney cancer. We expect this trend to continue until the market stabilizes or new indications are approved and launched.

U.S. revenues increased year-to-date due to higher demand in the first and second quarters of 2019 resulting from the second quarter 2018 approval of the Opdivo+Yervoy combination for kidney cancer and increased use in adjuvant melanoma.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches in new countries. Excluding foreign exchange impacts, revenues increased by 16% in the third quarter and 24% year-to-date.

Eliquis (apixaban) — an oral Factor Xa inhibitor targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•	U.S. revenues increased due to higher demand, partially offset by an increase in Medicare Part D coverage gap cost share in the third quarter 2019.

•	International revenues increased due to higher demand. Excluding foreign exchange impacts, revenues increased by 26% in the third quarter and 23% year-to-date.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•	U.S. revenues increased due to higher demand and higher average net selling prices.

•	International revenues excluding foreign exchange impacts increased by 8% in the third quarter and 5% year-to-date.

Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of patients with Philadelphia chromosome-positive CML in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib meslylate).

•	U.S. revenues increased due to higher average net selling prices and higher demand.

•	International revenues excluding foreign exchange impacts increased by 6% in the third quarter and 7% year-to-date. We may experience a decline in European revenues due to generic competition.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues decreased in the third quarter 2019, and sequentially quarter-over-quarter, due to increased competition for the Opdivo+Yervoy combination for kidney cancer.

U.S revenues increased year-to-date due to higher demand in the first and second quarters of 2019 primarily due to the approval of the Opdivo+Yervoy combination for kidney cancer.

•
International revenues increased due to higher demand and from the approval of the Opdivo+Yervoy combination for melanoma and kidney cancer in Japan and certain European countries. Excluding foreign exchange impacts, revenues increased by 32% in the third quarter and 35% year-to-date.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

•	U.S. revenues increased due to the fourth quarter 2018 approval of Empliciti in combination with pomalidomide and dexamethasone for relapsed or refractory multiple myeloma.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues continued to decrease due to lower demand resulting from increased generic competition.

Other Brands — includes Sustiva, Reyataz, Daklinza and all other products that lost exclusivity in major markets, OTC brands and royalty revenue.

•	International revenues decreased primarily due to divestiture of the UPSA business and certain other brands and continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2018 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. In the third quarter 2019, we sold our UPSA consumer health business, which included Dafalgan, Efferalgan and Fervex products. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month at June 30, 2019.

Dafalgan, an analgesic product sold principally in Europe, had 1.2 months of inventory on hand internationally at direct customers compared to also 1.2 months of inventory on hand at March 31, 2019. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Efferalgan, an analgesic product sold principally in Europe, had 1.8 months of inventory on hand internationally at direct customers compared to 1.7 months of inventory on hand at March 31, 2019. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Fervex, a cold and flu product, had 2.6 months of inventory on hand at direct customers compared to 3.1 months of inventory on hand at March 31, 2019. The level of inventory on hand was primarily due to the ordering patterns of pharmacists in France.

Perfalgan, an analgesic product, had 2.5 months of inventory on hand internationally at direct customers compared to 2.2 months of inventory on hand at March 31, 2019. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended September 30, 2019 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with inventory levels in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next annual report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2019	2018	% Change	2019	2018	% Change
Cost of products sold	$1,810	$1,648	10%	$5,646	$4,857	16%
Marketing, selling and administrative	1,055	1,104	(4)%	3,137	3,215	(2)%
Research and development	1,382	1,280	8%	4,061	4,965	(18)%
Other income (net)	411	(508)	**	252	(912)	**
Total Expenses	$4,658	$3,524	32%	$13,096	$12,125	8%
**    In excess of +/- 100%

Cost of products sold increased due to higher royalties and profit sharing ($162 million in the third quarter and $589 million year-to-date) resulting primarily from higher Eliquis sales, a $113 million impairment charge to reduce the carrying value of assets held-for-sale to their estimated fair value in 2019 and higher product costs, partially offset by foreign exchange and lower start-up costs.

Marketing, selling and administrative expenses decreased in the third quarter due to lower advertising, promotion, commercial and sales force expenses attributed to transformation initiatives and foreign exchange impact of 1% and decreased year-to-date due to foreign exchange impact of 2%.

Research and development increased in the third quarter due to continued investment of IO and other immunoscience development programs and decreased year-to-date due to Nektar related charges in 2018.

Significant charges included in Research and development were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019		2018
Nektar	$—	$—	$—		$1,050	(a)
IFM	—	—	25	(b)	25	(b)
Cormorant	—	—	—		60	(b)
License and asset acquisition charges	—	—	25		1,135

IPRD impairments	—	—	32		—
Site exit costs	20	18	58		57
Research and development significant charges	$20	$18	$115		$1,192

(a)	Upfront payment

(b)	Milestone payment

As discussed in further detail below, Other income (net) decreased in both periods primarily due to a $1.5 billion pension settlement charge, partially offset by a $1.2 billion gain on sale of the UPSA business. Equity investments fair value adjustments also contributed to the decreases in Other income (net) in the third quarter 2019.

Items included in Other income (net) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Interest expense	$209	$44	$377	$135
Investment income	(173)	(44)	(348)	(118)
Equity investment losses/(gains)	261	(97)	15	244
Provision for restructuring	10	45	32	102
Acquisition expenses	7	—	475	—
Integration expenses	96	—	224	—
Litigation and other settlements	(1)	11	—	10
Equity in net income of affiliates	—	(22)	—	(73)
Divestiture gains	(1,179)	(108)	(1,171)	(178)
Royalties and licensing income	(356)	(338)	(967)	(1,058)
Transition and other service fees	(7)	—	(11)	(5)
Pension and postretirement	1,537	(10)	1,607	(40)
Intangible asset impairment	—	—	15	64
Other	7	11	4	5
Other income (net)	$411	$(508)	$252	$(912)

•	Interest expense includes $249 million of interest incurred on the $19.0 billion of new notes issued in May 2019.

•	Investment income includes $153 million of interest income earned on the net proceeds of the new notes.

•
Equity investment losses/(gains) includes fair value adjustments related to our equity investments in Nektar and uniQure N.V. and an $80 million gain related to the termination of our Europe and Asia partnership with Sanofi in 2019.

•
Acquisition expenses include the following items related to the pending Celgene acquisition: (1) upfront bridge facility commitment fee amortization of $103 million, (2) fair value adjustment of $277 million related to the forward starting interest rate swap option contracts and deal contingent forward starting interest rate swap contracts and (3) financial advisory, legal, proxy filing and other regulatory fees of $95 million.

•	Integration expenses include consulting fees incurred in connection with pre-integration planning activities.

•	Equity in net income of affiliates was related to our Europe and Asia partnership with Sanofi, which was terminated in 2019.

•	Divestiture gains includes the $1.2 billion gain on sale of the UPSA business in the third quarter 2019.

•
Royalties and licensing income primarily includes diabetes royalties of $497 million in both periods and Keytruda* royalties of $373 million in 2019 and $241 million in 2018. In addition, Erbitux* royalties of $145 million, a $50 million fee for amending a royalty rate and a $25 million sales-based milestone were included in 2018.

•	Pension and postretirement includes the pension settlement charges of $1.5 billion in the third quarter 2019 relating to the termination of the Bristol-Myers Squibb Retirement Income Plan.

•
Intangible asset impairment includes $64 million in 2018 for an out-licensed asset obtained in the acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Earnings Before Income Taxes	$1,349	$2,167	$5,104	$4,463
Provision for Income Taxes	(17)	255	584	674
Effective Tax Rate	(1.3)%	11.8%	11.4%	15.1%

Impact of Specified Items	(13.1)%	(1.5)%	(3.6)%	(0.8)%

The reduction in the effective tax rate was primarily due to jurisdictional tax rates and other tax impacts attributed to pension settlement charges, gain on sale of the UPSA business divestiture and other specified items. Tax reserve releases due to lapse of statutes were $81 million and $49 million in the three months ended September 30, 2019 and 2018, respectively. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information on the tax impact of specified items.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) acquisition and integration expenses, (2) restructuring costs, (3) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (4) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (5) divestiture gains or losses, (6) pension, legal and other contractual settlement charges, (7) interest expense on the new notes issued in May 2019 in connection with our pending acquisition of Celgene and interest income earned on the net proceeds of those notes and (8) debt redemption gains or losses, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on October 31, 2019 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2019	2018	2019	2018
Impairment charges	$9	$—	$118	$10
Accelerated depreciation and other shutdown costs	13	13	55	30
Cost of products sold	22	13	173	40

Marketing, selling and administrative	—	—	1	1

License and asset acquisition charges	—	—	25	1,135
IPRD impairments	—	—	32	—
Site exit costs and other	20	18	58	57
Research and development	20	18	115	1,192

Interest expense	166	—	249	—
Investment income	(99)	—	(153)	—
Equity investment losses/(gains)	261	(97)	15	244
Provision for restructuring	10	45	32	102
Acquisition expenses	7	—	475	—
Integration expenses	96	—	224	—
Divestiture gains	(1,179)	(108)	(1,171)	(176)
Royalties and licensing income	(9)	—	(9)	(75)
Pension and postretirement	1,545	27	1,638	95
Intangible asset impairment	—	—	—	64
Other income (net)	798	(133)	1,300	254

Increase/(decrease) to pretax income	840	(102)	1,589	1,487

Income taxes on items above	(275)	1	(423)	(225)
Income taxes attributed to U.S. tax reform	—	(20)	—	(49)
Income taxes	(275)	(19)	(423)	(274)

Increase/(decrease) to net earnings	$565	$(121)	$1,166	$1,213

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2019	2018	2019	2018
Net Earnings Attributable to BMS used for Diluted EPS Calculation – GAAP	$1,353	$1,901	$4,495	$3,760
Specified Items	565	(121)	1,166	1,213
Net Earnings Attributable to BMS used for Diluted EPS Calculation – Non-GAAP	$1,918	$1,780	$5,661	$4,973

Average Common Shares Outstanding – Diluted	1,634	1,636	1,636	1,637

Diluted EPS Attributable to BMS – GAAP	$0.83	$1.16	$2.75	$2.30
Diluted EPS Attributable to Specified Items	0.34	(0.07)	0.71	0.74
Diluted EPS Attributable to BMS – Non-GAAP	$1.17	$1.09	$3.46	$3.04

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was as follows:

Dollars in Millions	September 30, 2019	December 31, 2018
Cash and cash equivalents	$30,489	$6,911
Marketable securities – current	2,053	1,973
Marketable securities – non-current	925	1,775
Total cash, cash equivalents and marketable securities	33,467	10,659
Short-term debt obligations	(569)	(1,703)
Long-term debt	(24,390)	(5,646)
Net cash position	$8,508	$3,310

Cash, cash equivalents and marketable securities held in the U.S. increased to approximately $31.9 billion at September 30, 2019 due to the $18.8 billion of net proceeds from the notes issued in May 2019. The net proceeds were invested in money market funds and will be used to fund a portion of the cash consideration for the Celgene acquisition. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and issuance of commercial paper in the U.S. as well as borrowing available under our credit facilities, will be sufficient to satisfy our anticipated cash needs for at least the next few years, which include dividends, capital expenditures, milestone payments, working capital and deemed repatriation transition tax. In addition, we expect to have sufficient cash available and borrowing capacity to fund the aggregate cash portion of the merger consideration to Celgene shareholders. We anticipate funding the cash consideration for the Celgene acquisition through a combination of available cash, borrowings under the term loan established earlier in the year and short-term borrowings.

Management continuously evaluates our capital structure to ensure that we are financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities. We repurchased 6.5 million shares of our common stock for $300 million during the nine months ended September 30, 2019. The remaining share repurchase capacity under our stock repurchase program was $1.0 billion as of September 30, 2019. We are evaluating opportunities to enter the market and may make repurchases from time to time depending on a variety of factors, including price, general business and market conditions and alternative uses of capital. We announced plans to initiate a $7.0 billion accelerated share repurchase program following the closing of the pending acquisition of Celgene, subject to Board of Director's approval and may under certain circumstances purchase CVRs issued in connection with the Celgene acquisition.

Dividend payments were $2.0 billion in the nine months ended September 30, 2019. Dividends declared per common share were $1.23 in the nine months ended September 30, 2019. Dividend decisions are made on a quarterly basis by our Board of Directors. The merger agreement prohibits us from declaring, setting aside or paying any dividend or other distribution other than our regular cash dividend in the ordinary course of business consistent with past practice in an amount not to exceed $0.41 per share per quarter. Annual capital expenditures were approximately $1.0 billion in 2018 and are expected to be approximately $800 million in 2019 and $600 million in 2020. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we have constructed a new large-scale biologics manufacturing facility in Ireland that will produce multiple therapies for our growing biologics portfolio when approved for commercial use in early 2020.

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

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of September 30, 2019.

As of September 30, 2019, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2020, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. Our 364-day $2.0 billion facility can be renewed for one year on each anniversary date, subject to certain terms and conditions. No borrowings were outstanding under any revolving credit facility at September 30, 2019 and December 31, 2018.

In connection with our pending acquisition of Celgene, we entered into a bridge commitment letter that provided for up to $33.5 billion in a 364-day senior unsecured bridge facility in January 2019, which would have been funded only to the extent certain anticipated credit agreements were not entered into and debt issuances were not completed prior to the completion of the acquisition. We terminated the bridge facility upon receipt of proceeds from our issuance of $19.0 billion of new notes in May 2019.

We also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche in connection with the pending Celgene acquisition. The term loan is subject to customary terms and conditions and does not have any financial covenants. No amounts will be borrowed under the term loan prior to the closing of the pending acquisition of Celgene. If drawn upon, the proceeds under the term loan will be used to fund a portion of the cash to be paid in the pending acquisition of Celgene and the payment of related fees and expenses.

In April 2019 we commenced an exchange offer for any and all outstanding notes issued by Celgene for up to $19.85 billion aggregate principal amount of new notes to be issued by us and cash. In conjunction with the offer to exchange the Celgene notes, we concurrently solicited consents to adopt certain proposed amendments to each of the indentures governing the Celgene notes to eliminate substantially all of the restrictive covenants in such indentures. In May 2019, we announced that the requisite number of consents had been received to adopt the proposed amendments with respect to all Celgene notes and that Celgene executed supplemental indentures to the Celgene indentures implementing the amendments, which were effective upon execution but will only become operative upon the settlement of the exchange offer and consent solicitations. As of October 29, 2019, approximately 88% of the total aggregate principal amount of Celgene notes have been validly tendered for notes to be issued by us since the exchange offer was commenced. The exchange offer and consent solicitations are conditioned upon the closing of the pending Celgene acquisition and we expect to extend the expiration of the offer and consent solicitations until the acquisition closes.

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

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2019	2018
Cash flow provided by/(used in):
Operating activities	$6,029	$3,511
Investing activities	2,266	(538)
Financing activities	15,298	(2,957)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections continue to be impacted by longer payment terms for certain biologic products in the U.S., primarily our IO products including Opdivo, Yervoy and Empliciti (90 days). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $2.5 billion change in cash flow from operating activities compared to 2018 was primarily attributable to:

•	Higher cash collections and timing of payments in the ordinary course of business of approximately $2.2 billion including lower working capital requirements; and

•	Lower R&D licensing and collaboration payments of approximately $1.1 billion primarily due to the Nektar transaction in 2018.
Partially offset by:

•	Higher income tax payments of approximately $400 million; and

•	Approximately $400 million of Celgene acquisition and integration related payments in 2019.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $2.8 billion change in cash flow from investing activities compared to 2018 was primarily attributable to:

•	Lower net acquisition and other payments of approximately $1.2 billion primarily due to the purchase of Nektar common stock and Flexus contingent consideration payment in 2018;

•	Higher business divestiture proceeds of approximately $1.1 billion primarily due to the sale of the UPSA business; and

•	Higher net sales and maturities of marketable securities with maturities greater than 90 days of approximately $400 million.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $18.3 billion change in cash flow from financing activities compared to 2018 was primarily due to higher net borrowing activity of approximately $18.3 billion resulting from the issuance of new notes in connection with the pending acquisition of Celgene.

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

	ESCC	September 2019
Announced results from the Phase III ATTRACTION-3 trial evaluating Opdivo versus chemotherapy for the treatment of patients with unresectable advanced or recurrent ESCC refractory or intolerant to combination therapy with fluoropyrimidine and platinum-based drugs. For the primary endpoint of overall survival, Opdivo demonstrated a statistically significant improvement over chemotherapy, with a 23% reduction in risk of death and a 2.5-month improvement in median overall survival compared to patients treated with chemotherapy. The safety profile for Opdivo in this trial was consistent with previously reported studies in ESCC and other solid tumors.

May 2019
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application of Opdivo for indication of unresectable advanced or recurrent esophageal cancer in Japan for a partial change in approved items of manufacturing and marketing approval.

	GBM	September 2019
Announced Phase III CheckMate-548 trial evaluating the addition of Opdivo to the current standard of care (temozolomide and radiation therapy) versus the standard of care alone did not meet one of its primary endpoints, progression-free survival, in patients with newly diagnosed GBM that is MGMT-methylated. The data monitoring committee recommended that the trial continue as planned to allow the other primary endpoint, overall survival, to mature. The Company remains blinded to all study data.

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

	Melanoma	October 2019
Announced the EC approval of Opdivo flat dosing schedule of 240 mg infused over 30 minutes every two weeks or 480 mg infused over 60 minutes every four weeks for the adjuvant treatment of adult patients with melanoma with involvement of lymph nodes or metastatic disease who have undergone complete resection.

September 2019
Announced results of a three-year analysis of efficacy data from the Phase III CheckMate-238 study evaluating adjuvant use of Opdivo 3 mg/kg versus Yervoy 10 mg/kg in patients with Stage III or Stage IV melanoma who were at high risk of recurrence following complete surgical resection. At three years of follow-up, Opdivo continues to demonstrate superior recurrence-free survival compared to Yervoy, the active control, with recurrence-free survival rates of 58% and 45%, respectively.

August 2019
Announced, with our alliance partner Nektar, that the FDA has granted Breakthrough Therapy Designation for investigational agent bempegaldesleukin (NKTR-214) in combination with Opdivo for the treatment of patients with previously untreated unresectable or metastatic melanoma. The Breakthrough Therapy Designation is based on clinical data which were recently reported in the 2019 American Society of Clinical Oncology Annual Meeting from the cohort of patients with metastatic melanoma that were treated with the doublet therapy in the ongoing PIVOT-02 Phase I/II clinical study.

	NSCLC	September 2019
Announced long-term pooled efficacy and safety results from the Phase III CheckMate-017 and CheckMate-057 studies in patients with previously treated advanced NSCLC. At five years, patients treated with Opdivo continued to experience long-term overall survival (OS) benefit versus docetaxel. OS rate at five years were 13.4% for Opdivo and 2.6% for docetaxel. The OS benefit for Opdivo-treated patients was observed across all subgroups.

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

	SCCHN	September 2019
Received approval in China for Opdivo, as a monotherapy in treatment of patients with SCCHN with disease progression on or after platinum-based therapy, and whose tumors have PD-L1 positive expression (defined as ≥1% of tumor cells expressing PD-L1)

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

	Melanoma	September 2019
Announced five-year results from the Phase III CheckMate-067 clinical trial, which continues to demonstrate improved overall survival with the first-line combination of Opdivo+Yervoy, versus Yervoy alone, in patients with advanced metastatic melanoma. With a minimum follow-up of 60 months (five years), five-year overall survival rates were 52% for the Opdivo+Yervoy combination, 44% for Opdivo alone, and 26% for Yervoy alone.

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

	NSCLC	October 2019
Announced results from Phase III CheckMate-9LA trial evaluating Opdivo plus low-dose Yervoy given concomitantly with two cycles of chemotherapy as first-line treatment for patients with advanced NSCLC, met its primary endpoint of superior overall survival at a pre-specified interim analysis. The comparator in this study was chemotherapy alone for up to four cycles followed by optional maintenance therapy. The safety profile of Opdivo plus low-dose Yervoy and two cycles of chemotherapy in CheckMate-9LA was reflective of the known safety profiles of the immunotherapy and chemotherapy components in first-line NSCLC.

September 2019
Announced results from Part 1 of the Phase III CheckMate-227 trial evaluating Opdivo plus low-dose Yervoy as first-line treatment for patients with advanced NSCLC. Opdivo plus low-dose Yervoy met the independent co-primary endpoint of overall survival, demonstrating superior benefit compared to chemotherapy in patients whose tumors expressed PD-L1 ≥1%. Additionally, in an exploratory analysis, results showed improved overall survival for patients treated with the combination of Opdivo plus low-dose Yervoy with PD-L1 <1%. The two-year survival rate for patients treated with the combination regimen was 40% for both patients whose tumors expressed PD-L1 ≥1% and patients whose tumors expressed PD-L1 <1%. In the chemotherapy control arm, two-year survival rates were 33% and 23%, respectively.

July 2019
Announced Part 2 of the Phase III CheckMate-227 study evaluating Opdivo plus chemotherapy versus chemotherapy did not meet its primary endpoint of overall survival in first-line non-squamous NSCLC patients regardless of PD-L1 status.

January 2019
Announced voluntary withdrawal of the Company's sBLA for the Opdivo plus low-dose Yervoy for treatment of first-line advanced NSCLC in patients with TMB greater than or equal to 10 mutations per megabase as data from CheckMate-227, Part 1a. After discussions with FDA, the Company believes further evidence on the relationship between TMB and PD-L1 is required to fully evaluate the impact of Opdivo plus Yervoy on overall survival in first-line NSCLC patients. This analysis will require availability of the final data from CheckMate-227, Part 1a, which could not be provided on time within the review cycle of the current application.

	RCC	February 2019
Announced new results from the Phase III CheckMate-214 study, showing that therapy with Opdivo plus low-dose Yervoy continued to demonstrate long-term survival benefits in patients with previously untreated advanced or metastatic RCC.

		January 2019	Announced the EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.
	SCCHN	April 2019	Announced topline results from the Phase II CheckMate-714 trial evaluating Opdivo versus Opdivo+Yervoy in patients with recurrent or metastatic SCCHN. The study did not meet its primary endpoints.

Product	Indication	Date	Developments

Eliquis	NVAF/ACS	September 2019
Announced findings from NAXOS (EvaluatioN of ApiXaban in strOke and Systemic embolism prevention in patients with nonvalvular atrial fibrillation in the real-life setting in France), the largest real-world data analysis on OAC effectiveness and safety in Europe among patients with NVAF. In this analysis, Eliquis use was associated with a lower rate of major bleeding compared to a vitamin K antagonist, rivaroxaban and dabigatran. These data were featured as a late-breaking oral presentation at the European Society of Cardiology Congress 2019 in Paris, France.

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

Empliciti	Multiple Myeloma	August 2019
Announced that the EC has approved Empliciti plus pomalidomide and low-dose dexamethasone (EPd) for the treatment of adult patients with RRMM who have received at least two prior therapies, including lenalidomide and a proteasome inhibitor, and have demonstrated disease progression on the last therapy.

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

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. All statements that are not statements of historical facts are, or may be deemed to be, forward-looking statements. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, that are difficult to predict, may be beyond our control and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our pending acquisition of Celgene, the successful closing of the Otezla* divestiture and use of proceeds therefrom and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We included in this Quarterly Report on Form 10-Q, in the 2018 Form 10-K, particularly under the caption “Item 1A. Risk Factors,” and in our other filings with the SEC additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2018 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
July 1 to 31, 2019	856,422	$44.68	850,000	$1,310
August 1 to 31, 2019	5,689,379	46.10	5,682,970	1,048
September 1 to 30, 2019	5,097	48.09	—	1,048
Three months ended September 30, 2019	6,550,898		6,532,970

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new stock repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock. As a result of these actions, the total authorized amount of the stock repurchase program is $9.0 billion. The remaining share repurchase capacity under the program was $1.0 billion as of September 30, 2019. The stock repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 16. Equity” for information on the share repurchase program.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K). The Exhibits designated by the symbol ‡‡ are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description
10a.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan. ‡‡
10b.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan. ‡‡
10c.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2012 Stock Award and Incentive Plan. ‡‡
10d.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2012 Stock Award and Incentive Plan. ‡‡
10e.	Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 13, 2019. ‡‡
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Lable Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018	JIA	juvenile idiopathic arthritis
ACS	acute coronary syndrome	LIBOR	London Interbank Offered Rate
ALL	acute lymphoblastic leukemia	Lilly	Eli Lilly and Company
Amgen	Amgen Inc.	LOE	loss of exclusivity
Amylin	Amylin Pharmaceuticals, Inc.	mCRPC	metastatic castration-resistant prostate cancer
aNDA	abbreviated new drug applications	MDL	multi-district litigation
AstraZeneca	AstraZeneca PLC	MGMT	O6-methylguanine-DNA methyltransferase
Catalent	Catalent, Inc.	MSI-H	high microsatellite instability
Celgene	Celgene Corporation	Nektar	Nektar Therapeutics
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NKT	natural killer T cells
CHMP	Committee for Medicinal Products for Human Use	NSCLC	non-small cell lung cancer
CML	chronic myeloid leukemia	NVAF	non-valvular atrial fibrillation
Cormorant	Cormorant Pharmaceuticals	Ono	Ono Pharmaceutical Co., Ltd.
CRC	colorectal cancer	OTC	over-the-counter
dMMR	DNA mismatch repair deficient	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EC	European Commission	PCI	percutaneous coronary intervention
EMA	European Medicines Agency	PD-1	programmed cell death protein 1
EPO	European Patent Office	PD-L1	programmed death-ligand 1
EPS	earnings per share	Pfizer	Pfizer, Inc.
ERISA	Employee Retirement Income Security Act of 1974	PsA	psoriatic arthritis
ESCC	esophageal squamous cell carcinoma	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019
EU	European Union	R&D	research and development
FASB	Financial Accounting Standards Board	RA	rheumatoid arthritis
FDA	U.S. Food and Drug Administration	RCC	renal cell carcinoma
Flexus	Flexus Biosciences, Inc.	RRMM	relapsed/refractory multiple myeloma
FTC	U.S. Federal Trade Commission	Sanofi	Sanofi S.A.
GAAP	U.S. generally accepted accounting principles	sBLA	supplemental Biologics License Application
GBM	glioblastoma multiforme	SCCHN	squamous cell carcinoma of the head and neck
GTN	gross-to-net	SEC	Securities and Exchange Commission
HCC	hepatocellular carcinoma	TMB	tumor mutational burden
HIV	human immunodeficiency viruses	U.S.	United States
IFM	IFM Therapeutics, Inc.	UK	United Kingdom
IDO-1	indoleamine-pyrrole 2, 3-dioxygenase 1	VAT	value added tax
IO	immuno-oncology	VTE	venous thromboembolic
IPRD	in-process research and development

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 31, 2019	By:	/s/ Giovanni Caforio
Giovanni Caforio Chairman of the Board and Chief Executive Officer

Date:	October 31, 2019	By:	/s/ Charles Bancroft
Charles Bancroft Chief Financial Officer