Form 10-K
period 2019-12-31
BRISTOL MYERS SQUIBB CO
filed 2020-02-24
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(212) 546-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	BMY	New York Stock Exchange
1.000% Notes due 2025	BMY25	New York Stock Exchange
1.750% Notes due 2035	BMY35	New York Stock Exchange
Bristol-Myers Squibb Contingent Value Rights	BMY RT	New York Stock Exchange
Celgene Contingent Value Rights	CELG RT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 1,634,012,788 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $74,102,479,936. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2020, there were 2,257,510,796 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2019

*	Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2019 Form 10-K.

PART I

Item 1.	BUSINESS.

General

Bristol-Myers Squibb Company was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger. We are engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. Refer to the Summary of Abbreviated Terms at the end of this 2019 Form 10-K for terms used throughout the document.

On November 20, 2019, we completed our acquisition of Celgene and, as a result, Celgene became a wholly owned subsidiary of Bristol-Myers Squibb Company. Under the terms of the transaction, Celgene shareholders received one share of Bristol-Myers Squibb common stock and $50.00 in cash for each share of Celgene common stock held by them. Celgene shareholders also received one contingent value right (the “CVR”) representing the right to receive $9.00 in cash, which is subject to the achievement of future regulatory milestones, for each share of Celgene common stock. We funded the cash portion of the merger consideration with available cash, which included $18.8 billion of net proceeds raised in the May 2019 issuance of new notes and $8 billion of borrowings under the term loan established in January 2019 in connection with the acquisition. Based on the closing share price of our common stock on November 20, 2019, the aggregate purchase price was approximately $80.3 billion, including approximately $35.7 billion in cash and approximately $40.4 billion in Bristol-Myers Squibb common stock.

To allow the acquisition by Bristol-Myers Squibb to close on a timely basis in light of concerns expressed by the Federal Trade Commission (the “FTC”), Celgene entered into a purchase agreement with Amgen on August 25, 2019 under which Amgen would acquire the global rights to Otezla* (apremilast) for $13.4 billion. In connection with the divestiture and Celgene entering into the purchase agreement, we entered into a guarantee with Amgen under which we agreed to guarantee the full payment and performance of Celgene’s obligations under the purchase agreement. On November 15, 2019, the FTC accepted the consent order for public comment, which allowed the acquisition of Celgene to proceed subject to certain conditions, including the completion of the divestiture of Otezla* to Amgen. On November 21, 2019, the divestiture of Otezla* was completed.

We continue to operate in one segment—Biopharmaceuticals after our acquisition of Celgene. For additional information about our business segment, refer to “Item 8. Financial Statements and Supplementary Data—Note 1. Accounting Policies and Recently Issued Accounting Standards.” We believe that our combination with Celgene will enable us to create a leading biopharmaceutical company that is well-positioned to address the needs of patients with cancer, inflammatory, immunologic, cardiovascular or fibrotic diseases through high-value innovative medicines and leading scientific capabilities. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. Our new four strategic priorities as a combined company are to drive enterprise performance, maximize the value of our commercial portfolio, ensure the long-term sustainability of our pipeline through combined internal and external innovation and establish our new culture and embed our people strategy. While we are committed to reducing the debt that we incurred in connection with the Celgene transaction, we plan to remain focused on broadening our portfolio of marketed medicines and pipeline assets. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, specialty distributors, retail pharmacies, hospitals, government entities and the medical profession. We manufacture products in the U.S. and Puerto Rico and have significant manufacturing operations in two foreign countries. Most of our revenues come from products in the following therapeutic classes: hematology, oncology, cardiovascular and immunology.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
United States	59%	56%	55%
Europe	24%	25%	24%
Rest of the World	17%	19%	21%
Total Revenues	$26,145	$22,561	$20,776

Acquisitions, Divestitures and Licensing Arrangements

Acquisitions, divestitures and licensing arrangements allow us to focus our resources behind growth opportunities that drive the greatest long-term value.

Our significant business development activities include:

•	In December 2019, we completed the divestiture of our oral solid, biologics and sterile product manufacturing and packaging facility in Anagni, Italy, to Catalent Inc.

•	In November 2019, we completed our acquisition of Celgene.

•	In July 2019, we completed the divestiture of our consumer health business, UPSA, to Taisho Pharmaceutical Co., Ltd.

Also, in November 2019 pursuant to the consent order that was accepted by the FTC in connection with the regulatory approval process for the acquisition of Celgene, we completed the divestiture of Otezla* to Amgen.

Additional information relating to our acquisitions, divestitures and licensing arrangements is contained in “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.”

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

Below is a summary of our significant products, including approved indications. For information about our alliance arrangements for certain of the products below, refer to “—Alliances” below and “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances.”

Revlimid
Revlimid (lenalidomide) is an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant. Revlimid has received approvals for several indications in the hematological malignancies including lymphoma and MDS.

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

Pomalyst/Imnovid
Pomalyst/Imnovid (pomalidomide) is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. Pomalyst/Imnovid is indicated for patients with multiple myeloma who have received at least two prior therapies including lenalidomide and a proteasome inhibitor and have demonstrated disease progression on or within 60 days of completion of the last therapy.

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

Abraxane
Abraxane (paclitaxel albumin-bound particles for injectable suspension) is a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

Reblozyl	Reblozyl (luspatercept-aamt) is an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions.

Inrebic
Inrebic (fedratinib) is a kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

Empliciti	Empliciti (elotuzumab), a biological product, is a humanized monoclonal antibody for the treatment of multiple myeloma.

Baraclude	Baraclude (entecavir) is an oral antiviral agent for the treatment of chronic hepatitis B.

Vidaza
Vidaza (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of deoxyribonucleic acid hypermethylation and promote subsequent gene re-expression and is indicated for treatment of patients with the following myelodysplastic syndrome subtypes: refractory anemia or refractory anemia with ringed sideroblasts (if accompanied by neutropenia or thrombocytopenia or requiring transfusions), refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and CML.

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

Generally, the estimated LOE in the table below pertains to RDP or the Composition of Matter (“COM”) patent expiration for the respective products and patent term restoration (“PTR”) if granted.

	Estimated LOE
	U.S.	EU(i)	Japan
Revlimid (lenalidomide)(a)	^^	2022	2022
Opdivo (nivolumab)	2028	2030	2031
Eliquis (apixaban)(b)	2026	2026	2026
Orencia (abatacept)(c)	2021	2021	^^
Pomalyst/Imnovid (pomalidomide)(d)	^^	2023	2025
Sprycel (dasatinib)(e)	2020	^^	2021
Yervoy (ipilimumab)	2025	2026	2025
Abraxane (paclitaxel)(f)	2022	^^	2023
Empliciti (elotuzumab)	2029	2029	2029
Reblozyl (luspatercept-aamt)(g)	2029	++	++
Inrebic (fedratinib)(h)	2026	++	++

^^	See product footnote for more information.

++	We do not currently market the product in the country or region indicated.

(a)
For Revlimid in the U.S., as part of the settlement with Natco Pharma Ltd. (“Natco”) and its partners and affiliates, Natco was granted a volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022. As part of the settlement with Lotus Pharmaceutical Co., Ltd. and Alvogen Pine Brook, LLC (collectively, “Alvogen”), Alvogen was granted a volume-limited license to sell generic lenalidomide in the U.S. beginning on a confidential date that is some time after March 2022. In addition, Natco and Alvogen were granted a license to sell generic lenalidomide in the U.S. without volume limitation beginning on January 31, 2026. Each of Natco’s and Alvogen’s ability to market generic lenalidomide in the U.S. will be contingent on its obtaining approval of an aNDA. In the EU, licenses have been granted to third parties to market generic lenalidomide products for certain conditions prior to expiry of our patent and supplementary protection certificate (“SPC”) rights in the UK beginning on January 18, 2022, and in various other European countries where our SPC is in force beginning on February 18, 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.

(b)	For Eliquis, in the U.S. refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.

(c)
For Orencia, in the U.S. and EU, estimated LOE dates are based on method of use patents that expire in 2021. BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond.

(d)
For Pomalyst, in the U.S. refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information. For Europe and Japan, the estimated LOE date is based on regulatory data protection exclusivity.

(e)
For Sprycel in the U.S., BMS entered into a settlement agreement with Apotex Inc. (“Apotex”) regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate aNDA product in September 2024, or earlier in certain circumstances. In the EU, the EPO's Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024, however, generics may enter the market for indications that are not covered by this patent. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.

(f)
For Abraxane in the U.S., as part of the settlement with Actavis LLC, Actavis was granted a license to certain patents required to sell a generic paclitaxel protein-bound particles for injectable suspension product in the U.S. beginning on March 31, 2022. In the EU, generics may enter the market. For Japan, the estimated LOE is based on a method of use patent. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.

(g)	For Reblozyl in the U.S., a PTR application is pending and if granted, the estimated LOE of the patent will be 2033.

(h)	For Inrebic in the U.S., a PTR application is pending and if granted, the estimated LOE of the patent will be 2030.

(i)	Estimated LOE for EU countries are based on the France, Germany, Italy, Spain and the UK.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including IO; hematology, including multiple myeloma, lymphoma, and chronic lymphocytic leukemia; immunology with priorities in relapsing multiple sclerosis, psoriasis, lupus, RA and inflammatory bowel disease; cardiovascular with priority in heart disease; and fibrotic disease with priorities in lung (“IPF”) and liver (“NASH”). We also continue to analyze and may selectively pursue promising leads in other areas. Our R&D pipeline includes potential medicines in various modalities including small (chemically manufactured) molecules and large (protein) molecules—also known as biologics—and also millamolecules, antibody drug conjugates, cellular therapies and gene therapies. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

In order for a new drug to reach the market, industry practice and government regulations in the U.S., the EU and most foreign countries provide for the determination of a drug’s effectiveness and safety through preclinical tests and controlled clinical evaluation. The clinical development of a potential new drug typically includes Phase I, Phase II and Phase III clinical studies that have been designed specifically to support an application for regulatory approval for a particular indication, assuming the studies are successful.

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

We consider our registrational studies to be our significant R&D programs. These programs may include both investigational compounds in Phases II and III development for initial indications and marketed products that are in development for additional indications or formulations. Substantial components of our R&D program strategy include expanding our portfolio of marketed products in hematology and IO, as well as Opdivo in combination with Yervoy and other agents in both first and second-line therapy with new indications.

Drug development is time consuming, expensive and risky. The R&D process typically takes about fourteen years, with approximately two and a half years often spent in Phase III, or late-stage, development. On average, only about one in 10,000 molecules discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2014-2018, approximately 93% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 81% while approximately 26% of Phase III or later stage small molecules fail to achieve approval. For biologics, the failure rate is approximately 90% from Phase I development, approximately 76% from Phase II development and approximately 22% from Phase III and later stage development.

Total R&D expenses include the costs of discovery research, preclinical development, early-stage and late-stage clinical development, drug formulation, post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs and upfront and contingent milestone payments for licensing and acquiring assets. R&D expenses were $6.1 billion in 2019, $6.3 billion in 2018 and $6.5 billion in 2017, including license and asset acquisition charges of approximately $25 million in 2019 and $1.1 billion in 2018 and 2017. At the end of 2019, we employed approximately 12,000 people in R&D and related support activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees and higher-skilled technical personnel.

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 40-50% of our annual R&D expenses in the last year. Opdivo is the only individual investigational compound or marketed product to represent 10% or more of our R&D expenses in the last year.

As part of our operating model evolution, our R&D geographic footprint will significantly transform to foster speed and innovation in the future. The transformation involves the closing of our Hopewell, New Jersey and Wallingford, Connecticut R&D sites accompanied by additional investment in the expansion and opening of others. For example, we are expanding our Lawrenceville, New Jersey and Redwood City, California sites and opened a new R&D facility in Cambridge, Massachusetts in 2018. In addition, with the acquisition of Celgene, we added R&D facilities in strategic locations around the U.S. and Europe, including San Diego, California, Seattle, Washington, Cambridge, Massachusetts, Summit, New Jersey and San Francisco, California.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. With the Celgene transaction, we added a broad early-to-mid stage pipeline with over 20 unique compounds in clinical development. Celgene’s pipeline was built by coupling its internal research and development programs with its distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through alliances and collaborations. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our investigational compounds that we have in clinical studies as well as the approved and potential indications for our marketed products in the related therapeutic area as of January 1, 2020. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

OPDIVOª
--Hematologic Malignancies
liso-cel (CD-19 CAR T)
--3L+ Mantle Cell Lymphoma
orva-cel○ (BCMA CAR T)
--Relapsed/Refractory Multiple Myeloma
bb21217 (BCMA CAR T)ª
--Relapsed/Refractory Multiple Myeloma
Relatlimabª^
--Hematologic Malignancies
BET Inhibitor (1)
--Non-Hodgkin Lymphoma
BET Inhibitor (2)
--Non-Hodgkin Lymphoma
--Relapsed/Refractory Acute Myeloid Leukemia
BCMA ADC
--Relapsed/Refractory Multiple Myeloma
BCMA TCE
--Relapsed/Refractory Multiple Myeloma
CD3XCD33 Bispecific Antibodyª
--Relapsed/Refractory Acute Myeloid Leukemia
CELMoD
--Relapsed/Refractory Acute Myeloid Leukemia
--Relapsed/Refractory Multiple Myeloma
--Relapsed/Refractory Non-Hodgkin Lymphoma
Anti-SIRPα
--Non-Hodgkin Lymphoma
LSD1 Inhibitor
--Relapsed/Refractory Non-Hodgkin Lymphoma
MAT2Aª
--Lymphoma

OPDIVOª
--Non-Hodgkin Lymphoma (Diffuse Large B-cell Lymphoma)
--Non-Hodgkin Lymphoma (Follicular Lymphoma)
--Pediatric Hodgkin Lymphoma
--Primary Testicular Lymphoma
OPDIVOª + EMPLICITIª
--Relapsed/Refractory Multiple Myeloma
IDHIFAª
--1L Acute Myeloid Leukemia
--Newly Diagnosed Acute Myeloid Leukemia with IDH2 Mutation
REBLOZYLª
--MF Anemia
--Non-Transfusion-Dependent Beta-Thalassemia
liso-cel (CD-19 CAR T)
--2L Diffuse Large B-cell Lymphoma
--3L Diffuse Large B-cell Lymphoma
--Chronic Lymphocytic Leukemia
ide-cel (BCMA CAR T)ª
--2L Relapsed/Refractory Multiple Myeloma
--4L+ Relapsed/Refractory Multiple Myeloma
Iberdomide (CELMoD)
--Multiple Myeloma
DNMT Inhibitor (CC-486)
--Post HMA Failure MDS

OPDIVOª
--Refractory Hodgkin Lymphoma
EMPLICITIª + REVLIMID
--1L Multiple Myeloma
POMALYST/IMNOVID
--Relapsed/Refractory Multiple Myeloma
REBLOZYLª
--ESA Naïve MDS
--MDS Previously treated with ESA
INREBIC
--MF Previously treated with Ruxolitinib
IDHIFAª
--Relapsed/Refractory Acute Myeloid Leukemia with IDH2 Mutation
ISTODAX
--1L Peripheral T-cell Lymphoma
liso-cel (CD-19 CAR T)
--Relapsed/Refractory Aggressive Large B-cell Lymphoma
ide-cel (BCMA CAR T)ª
--3L Relapsed/Refractory Multiple Myeloma
DNMT Inhibitor (CC-486)
--Angioimmunoblastic T-cell Lymphoma
--Lower Risk MDS
--Post-Induction Acute Myeloid Leukemia Maintenance

REVLIMID
--1L Multiple Myeloma
--Mantle Cell Lymphoma
--MDS
--Multiple Myeloma
--Previously treated Follicular Lymphoma
--Relapsed/Refractory Adult T-cell Leukemia/Lymphoma
OPDIVOª
--Advanced Hodgkin Lymphoma
POMALYST/IMNOVID
--Multiple Myeloma
--Relapsed/Refractory Multiple Myeloma
EMPLICITIª + POMALYST/IMNOVID
--Relapsed/Refractory Multiple Myeloma
EMPLICITIª + REVLIMID
--Relapsed/Refractory Multiple Myeloma
SPRYCEL
--1L CML
--Pediatric ALL
--Refractory CML
VIDAZA
--Acute Myeloid Leukemia
--Chronic Myelomonocytic Leukemia
--MDS
REBLOZYL
--Transfusion-Dependent Beta-Thalassemia
INREBIC
--MF
IDHIFAª
--Relapsed/Refractory AML
ISTODAX
--Cutaneous T-cell Lymphoma
--Peripheral T-cell Lymphoma

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

OPDIVOª
--Solid Tumors
OPDIVOª + YERVOYª
--Solid Tumors
OPDIVOª + Motolimod
--SCCHN
Relatlimabª^
--Solid Tumors
NLRP3 Agonist^
--Solid Tumors
Anti-TIM-3^
--Solid Tumors
STING Agonist
--Solid Tumors
EP4ª Antagonist^
--Solid Tumors
AHRª
--Solid Tumors
Anti-CTLA-4 NF-Probody
--Solid Tumors
Anti-ICOS^
--Solid Tumors
Anti-TIGIT^
--Solid Tumors
Anti-CD73^
--Solid Tumors
BET Inhibitor^
--Solid Tumors
Anti-SIRPα
--Solid Tumors
GEMoaB CD3xPSCAª
--Solid Tumors
Anti-IL8^
--Solid Tumors
LSD1 Inhibitor
--Extensive Stage SCLC
MAT2Aª
--Solid Tumors

OPDIVOª
--1L CRC
--Ovarian
--Pan Tumor TMB High
--Pediatric
OPDIVOª^
--Solid Tumors
OPDIVOª + YERVOYª
--Metastatic Castration-Resistant Prostate
OPDIVOª + YERVOYª^
--Solid Tumors
OPDIVOª + CDK4/6 Inhibitor
--Neoadjuvant ER+/HER2- Breast
OPDIVOª + Relatlimabª
--Solid Tumors
OPDIVOª + Linrodostat
--Solid Tumors
OPDIVOª + Bempegaldesleukinª
--Solid Tumors
OPDIVOª + Bempegaldesleukinª#
--1L Bladder
POMALYST/IMNOVID
--Pediatric Glioblastoma
Anti-CTLA-4 NF^
--Solid Tumors
Anti-CTLA-4 Probody^
--Solid Tumors
CCR2/5 Dual Antagonist^
--Solid Tumors
Cabiralizumabª^
--Solid Tumors

OPDIVOª
--1L Glioblastoma
--1L HCC
--1L Head & Neck
--1L Head & Neck Locally Advanced
--2L Esophageal
--Adjuvant Bladder
--Adjuvant Esophageal/Gastroesophageal
--Adjuvant Gastric
--Adjuvant HCC
--Adjuvant Melanoma
--Adjuvant RCC
--Metastatic Castration-Resistant Prostate
--Neoadjuvant ER+/HER2- Breast
--Neoadjuvant NSCLC
--Peri-adjuvant NSCLC
--Unresectable NSCLC
OPDIVOª + YERVOYª
--1L Bladder
--1L Esophageal
--1L Gastric
--1L HCC
--1L Head & Neck
--1L Mesothelioma
--1L NSCLC
--Adjuvant Melanoma
--Adjuvant RCC
--NSCLC EGFR Mutant
--Unresectable NSCLC
OPDIVOª + Relatlimabª
--1L Melanoma
OPDIVOª + Linrodostat
--1L Metastatic Melanoma
--Neoadjuvant Muscle Invasive Bladder Cancer
OPDIVOª + Bacillus Calmette-Guerin
--High-Risk Non-Muscle Invasive Bladder Cancer
OPDIVOª + Bempegaldesleukinª
--1L Melanoma
OPDIVOª + Bempegaldesleukinª#
--1L RCC
OPDIVOª + YERVOYª + Cabozantinibª
--Metastatic RCC
Marizomib
--Newly Diagnosed Glioblastoma

OPDIVOª
--1L BRAF wild-type Metastatic Melanoma
--Adjuvant Melanoma
--Melanoma across BRAF status
--Mesothelioma
--Previously treated advanced RCC
--Previously treated Gastric cancer (Japan)
--Previously treated HCC
--Previously treated Metastatic Head & Neck
--Previously treated Metastatic Melanoma
--Previously treated Metastatic MSI-High CRC
--Previously treated Metastatic Non-squamous NSCLC
--Previously treated Metastatic SCLC
--Previously treated Metastatic Squamous NSCLC
--Previously treated Metastatic Urothelial
OPDIVOª + YERVOYª
--1L Metastatic Melanoma
--1L RCC
--BRAF wild-type Metastatic Melanoma
--Melanoma across BRAF status
--Previously treated Metastatic MSI-High CRC
YERVOYª
--Adjuvant Melanoma
--Adolescent Metastatic Melanoma
--Metastatic Melanoma
ABRAXANE
--Breast
--Gastric
--Locally Advanced or Metastatic NSCLC
--Metastatic Breast Cancer
--NSCLC
--Pancreatic
--Unresectable Pancreatic

IMMUNOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

TYK2 Inhibitor (2) --Autoimmune Disease TLR 7/8 Antagonist --Autoimmune Disease S1P1 Agonist --Autoimmune Disease IL-2 Agonist --Autoimmune Disease MK2 --Autoimmune Disease
Branebrutinib
--Rheumatoid Arthritis
--Sjögren's Disease
--Systemic Lupus Erythematosus
TYK2 Inhibitor
--Crohn's Disease
--Lupus Nephritis
--Psoriatic Arthritis
--Systemic Lupus Erythematosus
--Ulcerative Colitis
Iberdomide(CELMoD)
--Systemic Lupus Erythematosus
Anti-IL-13
--Eosinophilic Esophagitis
ORENCIA --Idiopathic Inflammatory Myopathy NULOJIX --Switch from Calcineurin Inhibitor Renal Transplant TYK2 Inhibitor --Psoriasis Ozanimod --Crohn's Disease --Relapsing Multiple Sclerosis --Ulcerative Colitis
ORENCIA
--Active Polyarticular JIA
--Early Rheumatoid Arthritis
--JIA Intravenous
--JIA Subcutaneous
--Psoriatic Arthritis
--RA Auto injector
--RA Intravenous
--RA Subcutaneous
NULOJIX
--De Novo Renal Transplant

CARDIOVASCULAR

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Factor XIa Inhibitorª (2) --Thrombotic Disorders FPR-2 Agonist --Heart Failure Relaxin --Heart Failure	ELIQUISª --Pediatric Heart Disease Nitroxyl Donor --Heart Failure Factor XIa Inhibitorª --Thrombotic Disorders		ELIQUISª --Stroke Prevention in Atrial Fibrillation --Venous Thromboembolism Prevention Orthopedic Surgery --Venous Thromboembolism Treatment

FIBROTIC DISEASES

PHASE I	PHASE II

LPA1 Antagonist --Pulmonary Fibrosis	HSP47ª --Fibrosis Pegbelfermin --Non-alcoholic Steatohepatitis JNK Inhibitor --Idiopathic Pulmonary Fibrosis --Non-Alcoholic Steatohepatitis

Note: Above pipeline excludes clinical collaborations

ª Development Partnership: OPDIVO, YERVOY, Relatlimab, EP4: Ono (our collaboration with Ono also includes other early stage compounds); EMPLICITI: AbbVie; Bempegaldesleukin: Nektar; Cabiralizumab: Five Prime Therapeutics, Inc.; Cabozantinib: Exelixis, Inc.; ELIQUIS: Pfizer; Factor XIa Inhibitor: Janssen Pharmaceuticals, Inc.; HSP47: Nitto Denko Corporation; CD3XCD33, GEMoaB CD3xPSCA, GEM333: GeMoaB Monoclonals GmbH; bb21217, ide-cel: bluebird bio, Inc.; REBLOZYL: Acceleron Pharma Inc.; IDHIFA, MAT2A: Agios Pharmaceuticals, Inc.; AHR: Ikena Oncology

^ Trial(s) exploring various combinations
# Partner-run study

As of January 14, 2020, the following are our potential registrational study readouts anticipated through 2021:

Opdivo/Yervoy Metastatic Setting				Hematology
Asset	Tumor	Trial	Timing	Asset	Disease	Trial	Timing
Opdivo + Cabo	RCC	CM-9ER	1H 2020	Empliciti + Revlimid	1L Multiple Myeloma	CA204-006	1H 2020
Opdivo + Yervoy	Esophageal	CM-648	2H 2020	liso-cel (JCAR017)	3L+ Chronic Lymphocytic Leukemia	TRANSCEND-CLL-004	2021
Opdivo + Relatlimab	Melanoma	CA224-047	1H 2021		2L TE Diffuse Large B-cell Lymphoma	TRANSFORM	2021
Opdivo + Yervoy	Bladder	CM-901	2021		2L TNE Diffuse Large B-cell Lymphoma	PILOT	2021
Opdivo + Yervoy	Gastric	CM-649	2021	ide-cel (bb2121)	2L Multiple Myeloma	KarMMa-2	2021
Opdivo + Yervoy	Head & Neck	CM-651	2021		3L+ Multiple Myeloma	KarMMa-3	2021
Opdivo + Yervoy	Mesothelioma	CM-743	2021
Opdivo	Melanoma, Renal, Bladder	Opdivo + NKTR-214	2021

Opdivo/Yervoy Early Stage Setting				Immunology
Asset	Tumor	Trial	Timing	Asset	Disease	Trial	Timing
Opdivo + Yervoy	Melanoma	CM-915	2H 2020	Ozanimod	Ulcerative Colitis	TRUE NORTH	Mid 2020
Opdivo	Muscle-Invasive Bladder Cancer	CM-274	2H 2020	TYK-2	Moderate to Severe Plaque Psoriasis	POETYK-PSO-1/IM011-046	2H 2020
Opdivo + Chemo	NSCLC (Neo-Adjuvant)	CM-816	2H 2020			POETYK-PSO-2/IM011-047	2021
Opdivo	Esophageal	CM-577	2021

Alliances

We enter into alliances with third parties that transfer rights to develop, manufacture, market and/or sell pharmaceutical products. These alliances include licensing, co-development and co-commercial arrangements as well as joint ventures. When such alliances involve sharing research and development costs, the overall investment risk to BMS for both BMS and non-BMS compounds that do not lead to revenue-generating products is reduced. However, profitability on alliance products is generally lower because profits from alliance products are shared with our alliance partners via profit sharing or royalties. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

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

Our products are sold principally to wholesalers, specialty distributors, and to a lesser extent, directly to distributors, retailers, hospitals, clinics, government agencies and pharmacies. Revlimid and Pomalyst are distributed in the United States primarily through contracted pharmacies under the Revlimid REMS and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

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

The growth of MCOs and PBMs in the U.S., such as Optum (UHC), Silver Scripts (CVS) and Express Scripts (ESI), is also a major factor in the healthcare marketplace. Over half of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D prescription drug plans, alliances of hospitals and physicians and other physician organizations. PBMs are third parties that support formulary management and contracting for MCOs. Both those organizations have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance to us.

To successfully compete for formulary position with MCOs and PBMs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. Exclusion of a product from a formulary can lead to its sharply reduced usage in patient populations. Consequently, pharmaceutical companies compete aggressively to have their products included. Most new products that we introduce compete with other products already on the market or products that are later developed by competitors. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. We have been generally, although not universally, successful in having our major products included on MCO or PBM formularies.

As noted above, generic drugs are exempt from costly and time-consuming clinical studies to demonstrate their safety and efficacy and, as such, often have lower costs than brand-name drugs. MCOs and PBMs that focus primarily on the immediate cost of drugs often favor generics for this reason. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Laws in the U.S. generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be essentially equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it.

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

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S. The regulatory review process is a resource intensive undertaking for both the FDA and the pharmaceutical manufacturer. Improvements in the efficiency of this process can have significant impact on bringing new therapies to patients more quickly. The FDA can employ several tools to facilitate the development of certain drugs or expedite certain applications, including fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, incentives for orphan drugs developed for rare diseases and others. For example, in recent years the FDA Oncology Center of Excellence (“OCE”) established two projects to test novel approaches for more efficient regulatory review of oncology drugs: the Real-Time Oncology Review pilot program and the Assessment Aid. Under the Assessment Aid pilot program, the FDA approved Empliciti on November 6, 2018 for an additional multiple myeloma indication in combination with pomalidomide and dexamethasone for the treatment of adult patients who have received at least two prior therapies, including lenalidomide and a proteasome inhibitor. This approval was achieved more than 7 weeks before the priority review Prescription Drug User Fee Act (“PDUFA”) date. To develop a framework for concurrent review of supplemental oncology applications among multiple approval authorities, the OCE initiated Project Orbis. The first action under this initiative allowed for simultaneous decisions from the Australian Therapeutic Goods Administration (“TGA”), Health Canada and the FDA for two oncology drugs in 2019.

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

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state healthcare laws that are used to protect the integrity of government healthcare programs. The OIG oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs, primarily Medicaid and Medicare. These laws include the Federal anti-kickback statute, which criminalizes knowingly offering of something of value to induce the recommendation, order or purchase of products or services reimbursed under a government healthcare program. The OIG has issued a series of guidances to segments of the healthcare industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers, which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. We subscribe to the PhRMA Code and have implemented a compliance program to address the requirements set forth in the guidance and our compliance with the healthcare laws. Failure to comply with these healthcare laws could subject us to administrative and legal proceedings, including actions by Federal and state government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies; the impact of which could materially adversely affect our business, financial condition and results of operations and cash flows.

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

The U.S. healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on our total revenues. We participate in state government Medicaid programs, as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We also participate in federal government programs that specify discounts to certain federal government entities; the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based off a defined “non-federal average manufacturer price” for purchases.

As a result of HR 3590 (Affordable Care Act) and the reconciliation bill containing a package of changes to the healthcare bill, we have and will continue to experience additional financial costs and certain other changes to our business. For example, we are required to provide a 70% discount (from 50% in 2018) on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “donut hole”, and pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded drug sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. The amount of the annual fee imposed on pharmaceutical manufacturers as a whole is $2.8 billion in 2019.

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

Our significant biologics and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. In addition, we expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. For example, we completed our new large-scale biologics manufacturing facility in Cruiserath, Ireland, which was approved by the FDA in December 2019 and by the EU in January 2020. For our Cellular Therapy product candidates, including liso-cel and ide-cel, we have invested in our own manufacturing network, including facilities in Bothell, Washington and Summit, New Jersey, as well as third-party manufacturers. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use a number of sterile products, biologic products and CAR-T products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls.

We rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, such as Opdivo, Eliquis, Sprycel, Yervoy, Baraclude, Reyataz, Reblozyl, Inrebic, Abraxane, Pomalyst/Imnovid and the Sustiva Franchise. We are also expanding our use of third party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our established brands. With respect to Revlimid and Thalomid, we own and operate a manufacturing facility in Zofingen, Switzerland, in which we produce the active product ingredient for Revlimid and Thalomid and we contract with a third-party manufacturer to provide back-up active product ingredient for Revlimid and Thalomid. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available. For example, we have the capability to manufacture Opdivo internally and also have arrangements with third-party manufacturers to meet demand.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2019, 2018 and 2017. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including CERCLA. As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 13 current or former facilities. We have also been identified as a PRP under applicable laws for environmental conditions at approximately 17 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

We may face liability under CERCLA and other Federal, state and foreign laws for the entire cost of investigation or remediation of contaminated sites, or for natural resource damages, regardless of fault or ownership at the time of the disposal or release. In addition, at certain sites we bear remediation responsibility pursuant to contractual obligations. Generally, at third-party operator sites involving multiple PRPs, liability has been or is expected to be apportioned based on the nature and amount of hazardous substances disposed of by each party at the site and the number of financially viable PRPs. For additional information about these matters, refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies.”

Employees

We have approximately 30,000 employees as of December 31, 2019.

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

Information relating to corporate governance at Bristol-Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2019 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2020 Proxy Statement will be available on our website under the “Investors—SEC Filings” caption within 120 days after the end of our fiscal year.

Item 1A.	RISK FACTORS.

Any of the risks and uncertainties described below could significantly and negatively affect our business operations, financial condition, operating results (including components of our financial results), cash flows, prospects, reputation or credit ratings now and in the future, which could cause the trading price of our common stock to decline significantly. Additional risks and uncertainties that are not presently known to us, or risks that we currently consider immaterial, could also impair our business operations, financial condition, operating results or cash flows. The following discussion of risk factors contains “forward-looking” statements, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.”

We may encounter difficulties integrating ours and Celgene's businesses and operations and, therefore, may not fully realize the projected benefits from our acquisition of Celgene, and our significant additional indebtedness that we incurred and our issuance of additional shares in connection with the acquisition could have negative consequences.
The ultimate success of our acquisition of Celgene and our ability to realize the anticipated benefits from the acquisition, including the expected cost savings and avoidance from synergies, innovation opportunities and operational efficiencies, depends on, among other things, how effective we are in integrating the Bristol-Myers Squibb and Celgene operations, products and employees.

We are in the process of integrating a large number of manufacturing, operational and administrative systems to achieve consistency throughout the combined company, including with respect to human capital management, portfolio rationalization, finance and accounting systems, sales operations and product distribution, pricing systems and methodologies, data security systems, compliance programs and internal controls processes. This integration is a complex, costly and time-consuming process. If any difficulties in the integration of our operations were to occur, they could adversely affect our business, including, among other ways, causing a failure to meet demand for our products, or adversely affect our ability to meet our financial reporting obligations. Inconsistencies in standards, controls, procedures and policies may adversely affect our ability to maintain relationships with customers, suppliers, distributors, alliance partners, creditors, clinical trial investigators and managers of our clinical trials.

If we are unable to successfully combine the businesses in an efficient, cost-effective manner within the anticipated timeframe, the projected benefits and cost savings may not be realized fully or may take longer to realize than expected and our business may be unable to grow as planned, which could materially impact our business, cash flow, financial condition or results of operations as well as adversely impact our share price. The integration process may also result in significant expenses and charges, both cash and noncash. The attention of certain members of our management and our resources will be at times focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business.

This acquisition increased the amount of our debt resulting in additional interest expense. Additional cash will be required for any dividends declared due to additional shares issued in connection with the acquisition. Both of these factors could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends.

Events outside our control, including changes in regulation and laws as well as economic trends, also could adversely affect our ability to realize the expected benefits from this acquisition.

The public announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', products or late-stage compounds may cause significant volatility in our stock price and depending on the data, may result in an adverse impact on our business, financial condition or results of operations. If the development of any of our key late-stage product candidates is delayed or discontinued or a clinical study does not meet one or more of its primary endpoints, our stock price could decline significantly and there may be an adverse impact on our business, financial condition or results of operations.
We are focusing our efforts and resources in disease areas of high unmet need. With our more focused portfolio, investors are placing heightened scrutiny on some of our products or late-stage compounds. We have, however, experienced setbacks and may continue to do so as there are further developments in our clinical studies. Additionally, we inherited many late-stage compounds as well as prioritized brand portfolio in hematology and immunology through our acquisition of Celgene, which may not meet expectations.

The announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors', products or late-stage compounds, such as Opdivo, may cause significant volatility in our stock price and, depending on the news, may result in an adverse impact on our business, financial condition or results of operations. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key late-stage product candidates, any delay in our anticipated timelines for filing for regulatory approval or a significant advancement of a competitor, may cause our stock price to decline significantly and may have an adverse impact on our business, financial condition or results of operations. There is no assurance that data from our clinical studies will support filings for regulatory approval, or that our key product candidates may prove to be effective or as effective as other competing products, or even if approved, that any such products will become commercially successful for all approved indications.

Increased pricing pressure and other restrictions in the U.S. and abroad from MCOs, institutional purchasers and government agencies and programs, among others, continue to negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio from market access, pharmaceutical pricing controls and discounting and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which negatively impact our revenues and profit margins, including from (i) the impact of the increased pricing pressure from Medicare Part D formularies, Medicare Part B reimbursement rates (including the potential implementation of the pilot program by the Centers for Medicare & Medicaid Services (“CMS”) that would, among other things, set payment amounts to physicians on Part B drugs based on international drug prices and would include fifty percent of Medicare Part B single source drugs), expanded utilization under the 340B Drug Pricing Program (“340B”), as well as commercial formularies in general; (ii) rules and practices of MCOs and institutional and governmental purchasers taking actions to control costs or shift the cost burden to manufacturers, including actions that could result in the exclusion of a product from, or the unfavorable placement of, a product on a MCO formulary; (iii) government administrative and policy changes and changes in laws and regulations for federal healthcare programs such as Medicare and Medicaid, other government actions and inquiries at the federal level (including the proposals contained in the “American Patient First Blueprint”) that seek to amend pharmaceutical pricing and reimbursement practices such as using international pricing indexes, modifying the federal Anti-Kickback statute discount safe harbor, accelerating generic drug approval processes, promoting the use of biosimilar drugs and the option of applying step therapy, listing prices of products in DTC television advertisements and granting additional authority to governmental agencies to manage drug utilization and negotiate drug prices and laws at the state level (including laws that have recently been enacted in California, Vermont, Nevada and New York that are focused on drug pricing transparency and/or limiting state spending on drugs), including the proposed rule by the U.S. federal government to allow states or certain other non-federal government entities to submit proposals to the FDA allowing for the importation of certain prescription drugs from Canada; (iv) the potential impact of changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices, including changes resulting from our implementation of the guidance in the 2016 final rule issued by the CMS on the calculation of average manufacturer price and best price (which also will require inclusion of sales in U.S. Territories in the calculation of average manufacturer price and best price beginning on April 1, 2022), as well as the scrutiny of drug manufacturers, including Celgene, by the House Oversight and Reform Committee in January 2019 seeking documents and detailed information about drug-pricing practices; (v) reimbursement delays; (vi) government price erosion mechanisms across Europe and in other countries resulting in deflation for pharmaceutical product pricing; (vii) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries; (viii) collection delays or failures to pay in government-funded public hospitals outside the U.S.; (ix) the impact on pricing from parallel trade and drug importation across borders; (x) other developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (xi) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products. We expect that these market access constraints, pharmaceutical pricing controls and discounting and other restrictions will become more acute and will continue to negatively affect our future revenues and profit margins.

Additionally, in early 2016, Health Resources and Services Administration (“HRSA”) finalized a regulation regarding the 340B pricing methodology and providing guidelines for when civil monetary penalties may be issued for “knowing and intentional” manufacturer overcharges of 340B covered entities. The effective date of this regulation was January 1, 2019. Following the effective date, manufacturers who are found to have knowingly and intentionally overcharged 340B covered entities could be subject to significant monetary penalties. Such findings could also result in negative publicity that could harm the manufacturer’s reputation or cause business disruption. Over the course of the past few years, Celgene had received inquiries from HRSA regarding the limited distribution networks for Revlimid, Pomalyst, and Thalomid and compliance with the 340B program. We believe that we have complied with applicable legal requirements. If we are ultimately required to change our sales or pricing practices with regard to the distribution of these drugs under the 340B program, or if we were required to pay penalties under the applicable regulations, there would be an adverse effect on our revenues and profitability.

We may experience difficulties or delays in the development and commercialization of new products.
Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA's Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful. For example, in July 2019, we announced that Part 2 of the Phase III CheckMate-227 trial did not meet its primary endpoint of overall survival with Opdivo plus chemotherapy versus chemotherapy therapy in patients with first-line non-squamous NSCLC.

Developing and commercializing new compounds and products involve inherent risks and uncertainties, including (i) efficacy and safety concerns, delayed or denied regulatory approvals, delays or challenges with producing products on a commercial scale or excessive costs to manufacture products; (ii) inability to enroll patients and timely completion of the clinical trials; (iii) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (iv) failure to maintain a consistent scope and variety of promising late-stage products; (v) failure of one or more of our products to achieve or maintain commercial viability; and (vi) changes in regulatory approval processes may cause delays or denials of new product approvals.

We are unable to predict whether and when any further changes to laws or regulatory policies affecting our business could occur. For example, in the U.S., a partial federal government shutdown halted the work of many federal agencies and their employees from late December 2018 through late January 2019. While federal employees have since returned to work, a subsequent extended shutdown could result in reductions or delays of FDA's activities, including with respect to our ongoing clinical programs, our manufacturing of our products and product candidates and our product approvals.

Regulatory approval delays are especially common when a product is expected to have a REMS, as required by the FDA to address significant risk/benefit issues. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights, if any, varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain or maintain patent and other intellectual property rights, or limitations on the use or loss of such rights, could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the data exclusivity period expires, generic or alternative versions can be approved and marketed.

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to validity and enforceability challenges in patent litigations and post-grant review patent office proceedings. For example, in February 2017 one of the EU patents for Sprycel was revoked by the Opposition Division of the EPO. We may experience a decline in European revenues upon the entry of generics into the market. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for further information. In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2019 Form 10-K or that we assume when we provide our financial guidance. In addition, some countries, such as India, are allowing competitors to manufacture and sell competing generic products, which negatively impacts the protections afforded the Company. Lower-priced generics or biosimilars for BMS biologic products or competing biologics could negatively impact our volumes and prices.

Orphan exclusivity and regulatory data protection for Revlimid’s multiple myeloma indication in Europe expired in June 2017. The regulatory marketing protection for Revlimid in Europe expired in June 2018. Notwithstanding that our intellectual property rights for Revlimid in the major European markets are due to remain in force through at least 2022, we expect that some generic drug companies may attempt to market a generic version of Revlimid in European markets before this time. In particular, we expect generic entry for Revlimid in the United Kingdom beginning on January 18, 2022, and in various other European countries where our Supplemental Protection Certificate is in force beginning on February 18, 2022. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to successfully challenge our rights and launch their generic versions of Revlimid prior to the expiration of our intellectual property rights for Revlimid.

In addition, both the U.S. Congress and the FDA have taken steps to promote the development and approval of generic drugs and biosimilar biologics. For example, in December 2019, the U.S. Congress enacted legislation intended to facilitate generic companies’ access to drug samples. Section 610 of the Further Consolidated Appropriations Act, 2020, provides generic and biosimilar developers a private right of action to obtain sufficient quantities of drug samples from the reference product's manufacturer in order to conduct testing necessary to obtain approval for generic or biosimilar products. This new law has the potential to have an adverse impact on our business.

Certain novel approaches to the treatment of diseases, such as chimeric antigen receptor (“CAR”) T cell therapy, may present significant challenges and risks for us.
The development of novel approaches for the treatment of diseases, such as our acquisition in November 2019 of Celgene’s and Juno's CAR T cell therapy programs, including liso-cel and ide-cel, presents many new challenges and risks due to the unique nature of genetic modification of patient cells ex vivo using certain viruses to reengineer these cells to ultimately treat diseases, including obtaining regulatory approval from FDA and other regulatory agencies that have very limited experience with the development of cellular therapies involving genetic modification of patient cells; developing and deploying consistent and reliable processes, while limiting contamination, for engineering a patient’s cells ex vivo and infusing genetically modified cells back into the patient; developing processes for the safe administration of cellular therapies, including long-term follow-up for patients receiving cellular therapies; and sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process our potential CAR T products. The use of reengineered cells as a potential cancer treatment is a recent development and may not be broadly accepted by the regulatory, patient or medical communities. Further, we may not be able to satisfactorily establish the safety and efficacy or the reliability of these therapies or demonstrate the potential advantages and side effects compared to existing and future therapies. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Furthermore, certain payment models could impact the interest of appropriate treatment sites in administering CAR T cell therapies, thereby limiting patient access. To date, only a few products that involve the genetic modification of patient cells have been approved for commercial sale. Moreover, the safety profiles of cellular therapies may adversely influence public perception and may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians and payors to subscribe to these novel treatment approaches. If we fail to overcome these and other challenges, or if significant adverse events are reported from similar therapies, our development of these novel treatment approaches may be hampered or delayed, which could adversely affect our future anticipated revenues and/or profitability related to these therapeutic programs.

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
We and certain of our subsidiaries are involved in various legal proceedings, including patent litigation, such as claims that our patents are invalid, unenforceable and/or do not cover the product of the generic drug manufacturer or where third parties seeks damages and/or injunctive relief to compensate for alleged infringement of their patents by our commercial or other activities. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.

Adverse outcomes in other legal matters could negatively affect our business.
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries, where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability and commercial cases; (iii) anti-bribery regulations, such as the U.S. Foreign Corrupt Practice Act or UK Bribery Act, including compliance with ongoing reporting obligations to the government resulting from any settlements; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the failure to fulfill obligations under supply contracts with the government and other customers; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws and regulations; (viii) environmental, health, safety and sustainability matters; and (ix) tax liabilities resulting from assessments from tax authorities.

We are subject to a variety of U.S. and international laws and regulations.
We are currently subject to a number of government laws and regulations and in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and the financial condition of our Company. These include (i) new healthcare reform initiatives in the U.S. or in other countries, including additional mandatory discounts or fees and efforts focused on increasing transparency around drug costs; (ii) judicial or other governmental decisions affecting pricing, drug reimbursement, receivable payments and access or marketing within or across jurisdictions; (iii) changes in intellectual property law; (iv) changes in accounting standards; (v) new and increasing data privacy regulations and enforcement, particularly in the EU and the U.S.; (vi) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; and (vii) the potential impact of importation restrictions, legislative and/or other regulatory changes.

In addition, the U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. We anticipate continued U.S. congressional interest in modifying provisions of the Affordable Care Act, particularly given the recent ruling in Texas v. Azar to invalidate the law as unconstitutional. The revenues that we generate by the health insurance exchanges and Medicaid expansion under the Affordable Care Act are not material, so the impact of the change in law and similar recent administration actions is expected to be limited. Any future replacement, modification or repeal of the Affordable Care Act may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Changes to tax regulations could negatively impact our earnings.
We are subject to income taxes in the U.S. and various other countries globally. In particular, although the passage of the Tax Cuts and Jobs Act of 2017 reduced the U.S. tax rate to 21%, the law is complex and further regulations and interpretations are still being issued. We could face audit challenges on how we apply the new law that could have a negative impact on our provision for income taxes. In addition, our future earnings could be negatively impacted by changes in tax legislation, including a repeal or modification of the Tax Cuts and Jobs Act of 2017, changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations in domestic or foreign jurisdictions, changes in rules for earnings repatriations and changes in other tax laws in the U.S. or other countries.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $1.6 billion in 2019. Our pretax income could be adversely affected if the royalty streams decline in future periods.

The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements, for example, in relation to the outsourcing of significant clinical development activities for innovative medicines to some contract research organizations; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) they may incur a significant cyberattack or business disruption; (vi) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vii) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risk given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, UK Bribery Act, the EU's General Data Protection Regulation, and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy is focused on delivering innovative, transformational medicines to patients in a focused set of disease areas. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. In connection with this strategy, we are in the process of integrating Celgene and our ability to successfully integrate Celgene could impact our results of operations. If we are not able to achieve the cost savings that we expect, this could negatively impact our operating margin and earnings results. In addition, we may be unable to consistently maintain an adequate pipeline, through internal R&D programs or transactions with third parties, to support future revenue growth. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. If we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change from our operating model evolution and manage our costs effectively, our operating results and financial condition could be negatively impacted.

Failure to attract and retain highly qualified workforce could affect our ability to successfully develop and commercialize products.
Our success is largely dependent on our continued ability to attract and retain highly qualified scientific, technical and management workforce, including people with expertise in clinical R&D, governmental regulation and commercialization, and in connection with our Celgene acquisition, integrate two unique corporate cultures and maintain employee morale. Competition for qualified talent in the biopharmaceutical field is intense. We cannot be sure that we will be able to attract and retain quality talent of both Bristol-Myers Squibb and Celgene or that the costs of doing so will not materially increase.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact our future results. In addition, any businesses or assets that we acquire in the future may underperform, we may not be able to successfully integrate them into our existing business and the occurrence of a number of unexpected factors could prevent or substantially delay the consummation of an anticipated acquisition, divestiture or merger.
We have acquired, or in-licensed, a number of other assets and although we are committed to reducing our debt, we expect to continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates may not materialize due to low product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies resulting from cost savings and avoidance, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Substantial difficulties, costs and delays could result from integrating our acquisitions, including for (i) R&D, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; and (iii) tax considerations. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the company in which we acquire securities, such as in connection with a collaborative arrangement, and as a result, we will have limited ability to determine its management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks.

We may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings. Our divestitures also may result in continued financial exposure to the divested businesses, such as through guarantees or other financial arrangements, continued supply and services arrangements, or potential litigation, following the transaction. Under these arrangements, nonperformance by us could result in obligations being imposed on us that could have a material adverse effect on our competitive position, cash flows, results of operations, financial condition or reputation. In particular, we divested Otezla* in connection with obtaining regulatory approval for our acquisition of Celgene. If the FTC determines that we violated the consent order that we agreed to in connection with the divestiture, the FTC may seek a civil penalty and our reputation may be adversely affected.

We might incur asset impairment charges related to acquisitions or divestitures that reduce our earnings. The value allocated to certain of our assets could be substantially impaired due to a number of factors beyond our control. New or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results.

If the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. Moreover, due to the substantial amount of debt that we incurred to finance the cash portion of the Celgene acquisition consideration, we will consider smaller, more focused and earlier stage deals. As such, there can be no assurance of when we will be able to expand our business development capacity. Pursuing these opportunities may require us to obtain additional equity or debt financing, and could result in increased leverage and/or a downgrade of our credit ratings.

We depend on several key products for most of our revenues, cash flows and earnings.
We derive a majority of our revenue and earnings from several key products. Our 10 prioritized brands comprised approximately 91% of revenues in 2019. Following our acquisition of Celgene, we expect that Revlimid, Eliquis and Opdivo will represent a significant percentage of our revenue, earnings and cash flows. A reduction in revenue from any of these products could adversely impact our earnings and cash flows. Also, if one of our major products were to become subject to issues such as loss of patent protection, significant changes in demand, formulary access changes, material product liability, unexpected side effects, regulatory proceedings, negative publicity, supply disruption from our manufacturing operations or third-party supplier or a significant advancement of competing products, we may incur an adverse impact on our business, financial condition, results of operations or trading price of our stock.

We could experience difficulties, delays and disruptions in the manufacturing, distribution and sale of our products.
Our product supply and related patient access could be negatively impacted by, among other things: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions; and (ix) disruption in supply chain continuity, including from natural disasters (such as hurricanes), global disease outbreaks such as the Novel Coronavirus, acts of war or terrorism or other external factors over which we have no control impacting one or more of our facilities or at a critical supplier.

In addition, we have limited experience manufacturing CAR T cell therapies, and our processes may be more difficult or more expensive than the approaches taken by our current and future competitors. We cannot be sure that the manufacturing processes employed by us will result in CAR T cell therapies that will be safe and effective. Our ability to source supplies for materials used to manufacture our CAR T cell therapies and to develop consistent and reliable manufacturing processes and distribution networks with an attractive cost of goods could impact future anticipated revenue and gross profit for our CAR T cell therapies. In addition, we may face challenges with sourcing supplies for clinical and, if approved, commercial manufacturing. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material moves through the manufacturing process. As a result, even slight deviations at any point in the production process for our CAR T cell therapies or in material used in our CAR T cell therapies could result in adverse patient outcomes, loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to our CAR T cell therapies.

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
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our, or our third-party providers', systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we maintain cyber insurance, this insurance may not, however, be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Adverse changes in U.S. and global economic and political conditions could adversely affect our profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 41% of our revenues outside of the U.S. in 2019. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar. We have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU. In particular, the exit of the UK from the EU, which occurred on January 31, 2020, has created uncertainties affecting our business operations in the UK and the EU and may have an impact on our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products.

In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. We have issued variable rate debt based on LIBOR and may in the future undertake interest rate swaps that contain a variable element based on LIBOR. Any discontinuation or modification of LIBOR and any future initiatives to regulate, reform or change the manner of administration of variable interest rate benchmarks could result in adverse consequences to the return on, value of and market for our securities and other instruments whose returns are linked to any such benchmark and cause volatility in the capital markets, which could increase our cost of funding. If LIBOR ceases to exist, we may need to amend certain agreements and we cannot predict what alternative benchmark and related terms would be negotiated with our counterparties and what the impact of any said amendments could have on us. Also, disruptions in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. Finally, our business and operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war.

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
We are increasing our use of social media to communicate Company news and events. The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications, including from the improper collection and/or dissemination of personally identifiable information from employees, patients, healthcare professionals or other stakeholders. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of non-public Company-sensitive information by our workforce or others, whether intentional or unintentional, through external media channels could lead to information loss.

In addition to the risks relating to our common stock, holders of our CVRs and the Celgene CVRs are subject to additional risks.
In connection with our acquisition of Celgene, we issued CVRs under the Contingent Value Rights Agreement, dated as of November 20, 2019 (the “CVR Agreement”), by and between us and Equiniti Trust Company, as trustee. Pursuant to the CVR Agreement, each holder of a CVR is entitled to the right to receive $9.00 in cash if a specified set of milestones is achieved, as set forth in the CVR Agreement. In addition to the risks relating to our common stock, holders of our CVRs are subject to additional risks, including:

•	the CVRs may trade at low volumes which could have an adverse effect on the resale price, if any, of the CVRs;

•	the market price and trading volume of the CVRs may be volatile;

•
if the milestones specified in the CVR agreement are not achieved for any reason within the time periods specified therein, no payment will be made under the CVRs and the CVRs will expire without value;

•
since the U.S. federal income tax treatment of the CVRs is unclear, any part of any CVR payment could be treated as ordinary income and required to be included in income prior to the receipt of the CVR payment;

•	any payments in respect of the CVRs are subordinated to the right of payment of certain of our indebtedness;

•	we are not prohibited from acquiring the CVRs, whether in open market transactions, private transactions or otherwise;

•	we may under certain circumstances purchase and cancel all outstanding CVRs; and

•
while we have agreed to use diligent efforts to achieve each milestone set forth in the CVR Agreement until it is terminated, we are not required to take all possible actions to achieve these goals, and the failure to achieve such goals would have an adverse effect on the value of the CVRs.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Our principal executive offices are located at 430 East 29th Street, 14th Floor, New York, NY. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 260 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, are in good operating condition and provide adequate production capacity for our current and projected operations. We also believe that none of our properties is subject to any material encumbrance, easement or other restriction that would detract materially from its value or impair its use in the operation of the business. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance.”

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2019:

	Manufacturing	R&D
United States	4	11
Europe	3	1
Total	7	12

Item 3.	LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART IA

Information about our Executive Officers

Listed below is information on our executive officers as of February 24, 2020. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer Member of the Leadership Team	55	2014 to 2015 – Chief Operating Officer and Director of the Company 2015 to 2017 – Chief Executive Officer and Director of the Company 2017 to present – Chairman of the Board and Chief Executive Officer
Nadim Ahmed Executive Vice President and President, Hematology Member of the Leadership Team	52
2014 to 2016 – Corporate Vice President, U.S. Commercial, Celgene
2016 to 2017 – Senior Vice President Worldwide Markets, Celgene
2017 to 2019 – Executive Vice President/President Hematology/Oncology, Celgene
2019 to present – Executive Vice President and President, Hematology

Charles A. Bancroft Executive Vice President and Head of Integration Member of the Leadership Team	60
2011 to 2016 – Chief Financial Officer and Executive Vice President, Global Services
2016 to 2019 – Chief Financial Officer and Executive Vice President, Global Business Operations
2019 to present – Executive Vice President and Head of Integration

Christopher Boerner, Ph.D. Executive Vice President, Chief Commercial Officer Member of the Leadership Team	49
2014 to 2015 – Executive Vice President, Seattle Genetics
2015 to 2017 – President and Head of U.S. Commercial
2017 to 2018 – President and Head, International Markets
2018 to present – Executive Vice President, Chief Commercial Officer

Adam Dubow Senior Vice President, Chief Compliance and Ethics Officer Member of the Leadership Team	53
2013 to 2015 – Vice President and Assistant General Counsel, China, Japan and Intercon Region and EMAC Region
2015 to 2018 – Vice President and Associate General Counsel, Research and Development
2018 to present – Senior Vice President, Chief Compliance and Ethics Officer

Joseph E. Eid, M.D. Senior Vice President and Head of Global Medical Affairs Member of the Leadership Team	52	2014 to 2017 – Vice President, Head of Oncology Global Medical Affairs, Merck 2017 to 2019 – Head of Global Medical 2017 to present – Senior Vice President and Head of Global Medical Affairs
John E. Elicker Executive Vice President, Investor Relations Member of the Leadership Team	60
2012 to 2017 – Senior Vice President, Public Affairs and Investor Relations
2017 to 2019 – Senior Vice President, Corporate Affairs and Investor Relations
2019 to present – Executive Vice President, Investor Relations

David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	51
2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Development and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene
2019 to present – Executive Vice President and Chief Financial Officer

Samit Hirawat, M.D. Executive Vice President, Chief Medical Officer, Global Drug Development Member of the Leadership Team	51
2012 to 2016 – Senior Vice President & Global Program Head, Novartis
2017 to 2019 – Executive Vice President, Head of Oncology Development, Novartis
2019 to present – Executive Vice President, Chief Medical Officer, Global Drug Development

Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	59	2007 to 2014 – General Counsel and Corporate Secretary 2014 to 2015 – Executive Vice President, General Counsel and Corporate Secretary 2015 to present – Executive Vice President, General Counsel
Kathryn Metcalfe Executive Vice President, Corporate Affairs Member of the Leadership Team	51
2011 to 2016 – Chief Communications Officer, Deloitte, LLP
2016 to 2018 – Chief Communications Officer, Aetna, Inc.
2018 to 2019 – Chief Communications Officer, CVS Health Corporation
2020 to present – Executive Vice President, Corporate Affairs

Ann Powell Judge Executive Vice President, Chief Human Resources Officer Member of the Leadership Team	54
2009 to 2013 – Chief Human Resources Officer, Shire Pharmaceuticals
2013 to 2016 – Senior Vice President, Global Human Resources
2016 to 2019 – Senior Vice President, Chief Human Resources Officer
2019 to present – Executive Vice President, Chief Human Resources Officer

Karen Santiago Senior Vice President and Corporate Controller	49
2012 to 2015 – Vice President Finance, Global Manufacturing and Supply
2015 to 2016 – Vice President Finance, U.S. Commercial and Global Capability Hub
2016 to 2018 – Lead, Enabling Functions and Finance Transformation
2018 to present – Senior Vice President and Corporate Controller

Louis S. Schmukler Executive Vice President and President, Global Product Development and Supply Member of the Leadership Team	64
2011 to 2017 – President, Global Product Development and Supply
2017 to 2019 – Senior Vice President and President, Global Product Development and Supply
2019 to present – Executive Vice President and President, Global Product Development and Supply

Rupert Vessey, M.A., B.M., B.Ch., F.R.C.P., D.Phil. Executive Vice President, Research and Early Development Member of the Leadership Team	55	2015 to 2019 – President of Research and Early Development, Celgene 2019 to present – Executive Vice President, Research and Early Development
Paul von Autenried Executive Vice President, Chief Information Officer Member of the Leadership Team	58
2012 to 2016 – Senior Vice President, Enterprise Services and Chief Information Officer
2016 to 2019 – Senior Vice President, Chief Information Officer
2019 to present – Executive Vice President, Chief Information Officer

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.

Bristol-Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2020 was 37,643.

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

Equity Compensation Plan Information

Information required by this item will be contained in our 2020 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers-Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders' returns of our common shares with the cumulative total stockholders' returns of the companies listed in the Standard & Poor's 500 Index and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Biogen, Gilead, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Pfizer, Roche and Sanofi. The graph assumes $100 investment on December 31, 2014 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2015, 2016, 2017, 2018 and 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2014	2015	2016	2017	2018	2019
Bristol-Myers Squibb	$100.00	$119.26	$103.17	$111.12	$96.79	$123.64
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	102.92	102.35	117.95	129.78	152.19

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
October 1 to 31, 2019	7,340	$49.78	—	$1,048
November 1 to 30, 2019(c)	98,729,392	—	98,713,203	1,048
December 1 to 31, 2019	2,038,527	57.39	—	1,048
Three months ended December 31, 2019	100,775,259		98,713,203

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new stock repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock and in November 2019 further increased its authorization for the repurchase of our common stock by an additional $7.0 billion. The stock repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements-Note 16. Equity” for information on the share repurchase program.

(c)
In connection with the stock repurchase program, we executed accelerated share repurchase agreements (“ASR”) with Morgan Stanley & Co. LLC and Barclays Bank PLC to repurchase an aggregate $7 billion of common stock. The ASR was funded with cash on-hand. In November 2019, approximately 99 million shares of common stock, representing approximately 80% of the $7 billion aggregate repurchase price at the then current stock price, were delivered to the Company and included in treasury stock. The agreements are expected to settle during the second quarter of 2020, upon which additional shares of common stock may be delivered to the Company or, under certain circumstances, the Company may be required to make a cash payment or may elect to deliver shares of common stock to the counterparties. The total number of shares ultimately repurchased under the program will be determined upon final settlement and will be based on a discount to the volume-weighted average price of our common stock during the ASR period.

Item 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. This information should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes included elsewhere in this 2019 Form 10-K including disclosures related to the November 20, 2019 acquisition of Celgene.

The selected historical financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes.

Five Year Financial Summary

Amounts in Millions, except per share data	2019	2018	2017	2016	2015
Income Statement Data:
Total Revenues	$26,145	$22,561	$20,776	$19,427	$16,560

Net Earnings	3,460	4,947	975	4,507	1,631
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	21	27	(32)	50	66
BMS	3,439	4,920	1,007	4,457	1,565

Net Earnings per Common Share Attributable to BMS:
Basic	$2.02	$3.01	$0.61	$2.67	$0.94
Diluted	2.01	3.01	0.61	2.65	0.93

Weighted average common shares outstanding:
Basic	1,705	1,633	1,645	1,671	1,667
Diluted	1,712	1,637	1,652	1,680	1,679

Cash dividends paid on BMS common and preferred stock	$2,679	$2,613	$2,577	$2,547	$2,477

Cash dividends declared per common share	$1.68	$1.61	$1.57	$1.53	$1.49

Financial Position Data at December 31:
Cash and cash equivalents	$12,346	$6,911	$5,421	$4,237	$2,385
Marketable debt securities(a)(b)	3,814	3,623	3,739	4,724	6,442
Total Assets	129,944	34,986	33,551	33,707	31,748
Long-term debt(a)	46,150	6,895	6,975	6,465	6,550
Equity	51,698	14,127	11,847	16,347	14,424

(a)	Includes current and non-current portion.

(b)	Prior period amounts were conformed to current period presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2019 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.

The comparison of fiscal 2018 to 2017 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 31, 2018—“Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” filed on February 25, 2019.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2019 Form 10-K for terms used throughout the document.

We completed the Celgene transaction on November 20, 2019. We expect that the acquisition will enable us to create a leading focused biopharmaceutical company that is well positioned to address the needs of patients with cancer, inflammatory, immunologic, cardiovascular or fibrotic diseases through high-value innovative medicines and leading scientific capabilities. Commencing from the acquisition date, BMS's financial statements include the assets, liabilities, operating results and cash flows of Celgene. Refer to “Item 8. Financial Statements—Note 4. Acquisition, Divestitures, Licensing and Other Arrangements” for further discussion on the Celgene transaction.

In 2019, we received several approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including multiple regulatory milestone achievements for Opdivo and Opdivo+Yervoy combinations. We are investigating Opdivo alone and in combination with Yervoy and other anti-cancer agents for a wide array of tumor types, and have 24 other IO compounds in clinical development. We continue to expand in the field of hematology, where we have the leading presence, through in-line assets Revlimid and Pomalyst. In 2019, we received regulatory approvals for Reblozyl and Inrebic and submitted a regulatory application for liso-cel targeting Diffuse Large B-Cell Lymphoma. Additionally, our pipeline shows significant added promise in hematology malignancies through our CELMoD agents, multiple modalities targeting B-Cell Maturation Antigen (“BCMA”) and the next generation of cell therapy agents. We are expanding our portfolio in immunology with two near term launch opportunities in TYK-2 inhibitor and ozanimod. Additionally in the cardiovascular space, Eliquis is now the global leading oral anti-coagulant drug, and we continue to experience growth in both the Eliquis brand and market while also advancing our Factor XIa inhibitor program.

In 2019, our revenues increased 16% as a result of higher demand for our prioritized brands including Eliquis and Opdivo and the Celgene acquisition, which contributed $1.9 billion of revenues, representing approximately one half of the growth. The $1.00 decrease in GAAP EPS was primarily due to taxes resulting from the Otezla* divestiture, amortization of acquired intangible assets, the unwinding of inventory fair value adjustments and other costs and expenses resulting from the Celgene acquisition, partially offset by higher revenues. After adjusting for specified items, non-GAAP EPS increased $0.71, primarily as a result of higher revenues.

Highlights

The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2019	2018
Total Revenues	$26,145	$22,561

Diluted Earnings Per Share
GAAP	$2.01	$3.01
Non-GAAP	4.69	3.98

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2019:

Product	Date	Approval

Revlimid	December 2019
EC approval in combination with rituximab for the treatment of adult patients with previously treated FL (Grade 1-3a). Revlimid and rituximab (R2) is the first chemotherapy-free combination regimen approved for the patients with FL by the EC.

Opdivo+Yervoy	March 2019	Conversion of accelerated FDA approval to full FDA approval for Opdivo+Yervoy for first line metastatic melanoma treatment based on longer follow-up data from CheckMate-067.
	January 2019	EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.

Orencia	April 2019
EC approval of two new strengths (50 mg and 87.5 mg) for subcutaneous administration, and a new indication for Orencia injection for the treatment of moderate to severe active polyarticular juvenile idiopathic arthritis in pediatric patients 2 years of age and older.

Sprycel	February 2019
EC approval in both tablet and powder for oral suspension formulations, in combination with chemotherapy for the treatment of pediatric patients with newly diagnosed Philadelphia chromosome-positive ALL.

Empliciti	November 2019	Approved in Japan in combination with pomalidomide and dexamethasone for multiple myeloma following at least two prior therapies, including lenalidomide and proteasome inhibitor.
August 2019
EC approval in combination with pomalidomide and dexamethasone for adult patients with RRMM who have received at least two prior therapies, including lenalidomide and a proteasome inhibitor, and have demonstrated disease progression on the last therapy.

Inrebic(a)	August 2019	FDA approval for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

Reblozyl(a)	November 2019	FDA approval for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions.

(a)	The regulatory approval was obtained by Celgene prior to the completion of the Celgene transaction.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2019 and in early 2020.

Strategy

Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. Our four strategic priorities as a combined company are to drive enterprise performance, maximize the value of our commercial portfolio, ensure the long-term sustainability of our pipeline through combined internal and external innovation and establish our new culture and embed our people strategy.

We are developing new medicines in the following core therapeutic areas: (1) oncology with a priority in certain tumor types; (2) hematology with opportunities to broaden our franchise and potentially sustain a leadership position in multiple myeloma; (3) immunology with priorities in relapsing multiple sclerosis, psoriasis, lupus, RA and inflammatory bowel disease; (4) cardiovascular disease and; (5) fibrotic disease with priorities in lung and liver. We continue to advance the next wave of innovative medicines by investing significantly in our pipeline both internally and through business development activities. We expect that our acquisition of Celgene will further position us as a leading biopharmaceutical company, expanding our oncology, hematology and immunology portfolios with several near-term assets and additional external partnerships. We continue to invest in our oncology portfolio by pursuing both monotherapy and combination approaches and advancing our next wave of early assets and to explore new collaboration opportunities across our therapeutic areas of focus. We remain focused and well-resourced in our cancer development programs and seek to broaden the use of Opdivo in earlier lines of therapy, expand into new tumors, accelerate next wave oncology mechanisms and develop treatment options for refractory oncology patients. For hematology, we have opportunities to launch several new medicines in the near-term with additional pipeline opportunities in the longer term. There is a broad effort to continue to address the unmet medical need in multiple myeloma and we are working across multiple modalities and mechanisms of action such as cereblon modulator (“CELMoD”), T-cell Engager and CAR T-cell therapy. Beyond cancer, we continue to advance our early stage portfolio in immunology, cardiovascular and fibrotic diseases and strengthen our partnerships with a diverse group of companies and academic institutions in new and expanded research activities. We believe our differentiated internal and external focus contributes to the advancing of our pipeline of potentially transformational medicines.

Our commercial model has been successful with revenues from our prioritized brands continuing to grow, which demonstrates strong execution of our strategy. We continue to drive adoption of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. Eliquis continues to grow, leveraging its best in class clinical profile and extensive real world data and is now the number one novel oral anticoagulant in total prescriptions globally. Revlimid and Pomalyst have transformed the treatment of multiple myeloma, where we have a leading presence, and we continue to seek opportunities to leverage the significant medical and commercial expertise to address areas of high unmet medical need. We are building on the continued success of our other prioritized brands and remain strongly committed to Orencia and Sprycel. We are also optimistic on the future growth and near-term opportunities of Reblozyl, a first-in-class medicine, and Inrebic. Through our operating model transformation, our commercial infrastructure is uniquely leveraged for potential growth.

Our operating model continues to evolve and we have been successful in focusing commercial, R&D and manufacturing resources on prioritized brands and markets, strengthening our R&D capabilities in tumor biology, patient selection and new biomarkers, delivering leaner administrative functions and streamlining our manufacturing network to reflect the importance of biologics in our current and future portfolio. The evolution in our operating model, which focuses on maintaining a disciplined approach in marketing, selling and administrative expenses, will enable us to deliver the necessary strategic, financial and operational flexibility to invest in the highest priority opportunities within our portfolio. We will continue to make progress towards integrating the companies on the commercial and research and development area. We expect to realize $2.5 billion of synergies resulting from cost savings and avoidance through 2022 and our integration efforts across general and administrative, manufacturing, R&D, procurement and streamlining the Company's pricing and information technology infrastructure.

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

Acquisitions, Divestitures, Licensing and Collaboration Arrangements

Significant acquisitions, divestitures, licensing and collaboration arrangements during 2019 are summarized below. Refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

Celgene: BMS acquired Celgene, an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through next-generation solutions in protein homeostasis, immuno-oncology, epigenetics, immunology and neuro-inflammation. Its primary commercial stage products include Revlimid, Pomalyst/Imnovid, Abraxane, Reblozyl and Inrebic.

Otezla*: BMS divested Otezla* to Amgen as part of the regulatory approval process for the Celgene transaction.

UPSA: BMS divested its UPSA consumer health business to Taisho Pharmaceutical Co., Ltd. to simplify and realign its business portfolio.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,		2019 vs. 2018
Dollars in Millions	2019	2018	% Change	Foreign Exchange(b)
United States	$15,342	$12,586	22%	—
Europe	6,266	5,658	11%	(6)%
Rest of the World	4,013	3,733	8%	(5)%
Other(a)	524	584	(10)%	N/A
Total	$26,145	$22,561	16%	(2)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

U.S. revenues in 2019 were impacted by $1.3 billion from Revlimid and other Celgene products, representing 10% of the change in revenues, and higher demand for Eliquis. Average net selling prices for legacy BMS products did not increase after charge-backs, rebates, and discounts in 2019.

Europe revenues in 2019 were impacted by $397 million from Celgene products, representing 7% of the change in revenues, and higher demand for Eliquis and Opdivo, partially offset by foreign exchange and lower demand for established brands. Average net selling prices for legacy BMS products were lower after charge-backs, rebates, and discounts in 2019.

Rest of World revenues in 2019 were impacted by $210 million from Celgene products, representing 6% of the change in revenues, and higher demand for Opdivo and Eliquis, partially offset by foreign exchange and lower demand for established brands. Average net selling prices for legacy BMS products did not increase after charge-backs, rebates, and discounts in 2019.

No single country outside the U.S. contributed more than 10% of total revenues in 2019 and 2018.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

	Year Ended December 31, 2019
Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2019	$245	$1,061	$1,356	$2,662
Celgene acquisition	116	426	846	1,388
Provision related to sales made in:
Current period	3,679	5,003	3,482	12,164
Prior period	(4)	(62)	(66)	(132)
Payments and returns	(3,643)	(4,569)	(3,196)	(11,408)
Foreign currency translation and other	(2)	—	(6)	(8)
Balance at December 31, 2019	$391	$1,859	$2,416	$4,666

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,		% Change
Dollars in Millions	2019	2018	2019 vs. 2018
Gross product sales	$37,206	$30,174	23%
GTN Adjustments
Charge-backs and cash discounts	(3,675)	(2,735)	34%
Medicaid and Medicare rebates	(4,941)	(3,225)	53%
Other rebates, returns, discounts and adjustments	(3,416)	(2,633)	30%
Total GTN Adjustments	(12,032)	(8,593)	40%
Net product sales	$25,174	$21,581	17%

GTN adjustments percentage	32%	28%	4%
U.S.	40%	36%	4%
Non-U.S.	15%	13%	2%

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

Product Revenues

	Year Ended December 31,		% Change
Dollars in Millions	2019	2018	2019 vs. 2018
Prioritized Brands
Revlimid	$1,299	$—	N/A
U.S.	899	—	N/A
Non-U.S.	400	—	N/A

Eliquis	7,929	6,438	23%
U.S.	4,755	3,760	26%
Non-U.S.	3,174	2,678	19%

Opdivo	7,204	6,735	7%
U.S.	4,344	4,239	2%
Non-U.S.	2,860	2,496	15%

Orencia	2,977	2,710	10%
U.S.	2,146	1,875	14%
Non-U.S.	831	835	—

Pomalyst/Imnovid	322	—	N/A
U.S.	226	—	N/A
Non-U.S.	96	—	N/A

Sprycel	2,110	2,000	6%
U.S.	1,191	1,091	9%
Non-U.S.	919	909	1%

Yervoy	1,489	1,330	12%
U.S.	1,004	941	7%
Non-U.S.	485	389	25%

Abraxane	166	—	N/A
U.S.	122	—	N/A
Non-U.S.	44	—	N/A

Empliciti	357	247	45%
U.S.	246	164	50%
Non-U.S.	111	83	34%

Inrebic	5	—	N/A
U.S.	5	—	N/A
Non-U.S.	—	—	N/A

	Year Ended December 31,		% Change
Dollars in Millions	2019	2018	2019 vs. 2018
Established Brands
Baraclude	$555	$744	(25)%
U.S.	20	32	(38)%
Non-U.S.	535	712	(25)%

Vidaza	58	—	N/A
U.S.	1	—	N/A
Non-U.S.	57	—	N/A

Other Brands(a)	1,674	2,357	(29)%
U.S.	383	484	(21)%
Non-U.S.	1,291	1,873	(31)%

Total Revenues	26,145	22,561	16%
U.S.	15,342	12,586	22%
Non-U.S.	10,803	9,975	8%

(a)	Includes BMS and Celgene products in 2019.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

Eliquis (apixaban) — an oral Factor Xa inhibitor, targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•	U.S. revenues increased due to higher demand, partially offset by higher Medicare Part D coverage gap cost share (from 50% in 2018 to 70% in 2019).

•	International revenues increased due to higher demand. Excluding foreign exchange impacts, revenues increased by 24% in 2019.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•
U.S. revenues increased due to higher average net selling price. The decline in growth rate from 37% in 2018 to 2% in 2019 was primarily due to a smaller previously-treated advanced lung cancer market and increased competition for the Opdivo+Yervoy combination in kidney cancer. We expect this trend to continue until the market stabilizes or new indications are approved and launched.

•
International revenues increased due to higher demand as a result of approvals for additional indications in 2018 and launches in Europe and Asia. Excluding foreign exchange impacts, revenues increased by 22% in 2019.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•	U.S. revenues increased due to higher demand and higher average net selling price.

•	Excluding foreign exchange impacts, international revenues increased by 5% in 2019.

Pomalyst/Imnovid (pomalidomide) — a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. Pomalyst/Imnovid is indicated for patients with multiple myeloma who have received at least two prior therapies including lenalidomide and a proteasome inhibitor and have demonstrated disease progression on or within 60 days of completion of the last therapy.

Sprycel (dasatinib) — an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of adults with Philadelphia chromosome-positive CML in chronic phase and the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate).

•	U.S. revenues increased due to higher average net selling price and higher demand.

•	International revenues were unchanged in 2019, but may decline due to generic European competition.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues increased due to higher demand and higher average net selling price.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches primarily in Europe and Japan in 2018. Excluding foreign exchange impacts, revenue increased by 31% in 2019.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

Inrebic (fedratinib) — an oral kinase inhibitor with activity against wild type and mutationally activated JAK2 and FLT3. In August 2019, the FDA approved Inrebic for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions. In November 2019, the FDA approved Reblozyl for the treatment of anemia in adult patients with beta thalassemia who require RBC transfusions.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues decreased due to lower demand resulting from increased generic competition.

Vidaza (azacitidine for injection) — is a pyrimidine nucleoside analog that has been shown to reverse the effects of deoxyribonucleic acid hypermethylation and promote subsequent gene re-expression and is indicated for treatment of patients with the following myelodysplastic syndrome subtypes: refractory anemia or refractory anemia with ringed sideroblasts (if accompanied by neutropenia or thrombocytopenia or requiring transfusions), refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and CML.

Other Brands — includes all other brands, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

•	International revenues decreased primarily due to divestiture of the UPSA business and certain other brands and continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described under “—SEC Consent Order”, we monitor the level of inventory on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at September 30, 2019.

Perfalgan, an analgesic product, had 2.6 months of inventory on hand internationally at direct customers compared to 2.5 months of inventory on hand at June 30, 2019. The level of inventory on hand was primarily in the Gulf Countries due to inventory build to mitigate the risk of product supply disruption in these markets as a result of the sale of the Anagni manufacturing plant to Catalent Inc. in December 2019.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 93% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Revlimid REMS and Pomalyst REMS programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the products’ safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Abraxane, Inrebic and Vidaza are distributed through wholesaler channel in the U.S. and direct customer distribution channel outside of the U.S.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2019 is not available prior to the filing of this 2019 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,		% Change
Dollar in Millions	2019	2018	2019 vs 2018
Cost of products sold(a)	$8,078	$6,467	25%
Marketing, selling and administrative	4,871	4,551	7%
Research and development	6,148	6,332	(3)%
Amortization of acquired intangible assets	1,135	97	**
Other (income)/expense, net	938	(854)	**
Total Expenses	$21,170	$16,593	28%

**	In excess of +/- 100%.

(a)	Excludes amortization of acquired intangible assets.

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party product supply costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing, certain excise taxes and foreign currency hedge settlement gains and losses. Cost of products sold typically vary between periods as a result of product mix and volume (particularly royalties and profit sharing), and to a lesser extent changes in foreign currency, price, inflation and costs attributed to manufacturing site exits. Cost of products sold excludes amortization from acquired intangible assets.

•
Cost of products sold increased by $1.6 billion due to higher royalties and profit sharing of $702 million primarily from higher Eliquis sales, unwinding of inventory fair value adjustments of $660 million, an impairment charge of $126 million for a manufacturing and packaging facility and higher product sales.

Marketing, selling and administrative

Marketing, selling and administrative expenses primarily include salary and benefit costs, third-party professional and marketing fees, outsourcing fees, shipping and handling costs, advertising and product promotion costs. Expenses are managed through regional commercialization organizations or global enabling functions such as finance, legal, information technology and human resources. Certain expenses are shared with alliance partners based upon contractual agreements.

•	Marketing, selling and administrative expenses increased by $320 million in 2019 primarily due to Celgene expenses of approximately $400 million, partially offset by foreign exchange impact of 2%.

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

•
Research and development expense decreased by $184 million in 2019 due to $1.1 billion of Nektar related charges in 2018, partially offset by Celgene expenses of approximately $500 million and higher investment in IO and other immunology development programs.

Significant charges included in R&D expense were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018
License and asset acquisition charges	$25	$1,135
IPRD impairments	32	—
Employee compensation charges	33	—
Site exit and other costs	167	79
Research and development significant charges	$257	$1,214

•
License and asset acquisition charges resulted from strategic transactions to acquire or license certain investigational compounds (or options to acquire or license) as disclosed in “—Acquisitions, Divestitures, Licensing and Collaboration Arrangements.” Significant charges include an up-front charge of $1.1 billion related to Nektar in 2018; a $60 million milestone for Cormorant Pharmaceuticals in 2018 and $25 million milestones in 2019 and 2018 for IFM Therapeutics, Inc.

•	IPRD impairment charges includes the discontinued development of an investigational compound previously acquired with Medarex.

•	Employee compensation charges resulted from the impact of retention and sign-on arrangements in connection with the Celgene transaction.

•
Site exit and other costs include $79 million in 2019 and 2018 resulting from the expected exit of R&D sites in the U.S. and an $85 million charge in 2019 resulting from the purchase of priority review voucher expected to be used with an on-going development program.

Amortization of Acquired Intangible Assets

Amortization of intangible assets acquired as a result of business combinations.

•	Amortization of acquired intangible assets increased by $1.0 billion in 2019 as a result of the marketed product rights acquired with the Celgene transaction.

Other (income)/expense, net

•
Other (income)/expense, net changed by $1.8 billion in 2019 primarily due to $2.0 billion of costs and expenses resulting from the Celgene transaction and a $1.6 billion pension settlement charge, partially offset by a $1.2 billion gain on the sale of the UPSA business and equity investments fair value adjustments.

Components of Other (income)/expense, net were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018
Interest expense	$656	$183
Pension and postretirement	1,599	(27)
Royalties and licensing income	(1,360)	(1,353)
Divestiture gains	(1,168)	(178)
Acquisition expenses	657	—
Contingent value rights	523	—
Investment income	(464)	(173)
Integration expenses	415	—
Provision for restructuring	301	131
Equity investment (gains)/losses	(279)	512
Litigation and other settlements	77	76
Transition and other service fees	(37)	(12)
Intangible asset impairment	15	64
Equity in net loss/(income) of affiliates	4	(93)
Other	(1)	16
Other (income)/expense, net	$938	$(854)

•
Interest expense includes interest incurred on the approximately $19.0 billion of notes issued in May 2019 (including $340 million incurred prior to the Celgene acquisition date) and approximately $19.9 billion of Celgene debt acquired in the 2019 exchange offer. Interest expense was reduced by $18 million of amortization of the purchase price adjustment attributed to Celgene's debt.

•	Pension and postretirement includes pension settlement charges, including $1.6 billion primarily relating to the termination of the Bristol-Myers Squibb Retirement Income Plan in 2019.

•
Royalties and licensing income primarily includes diabetes royalties of $650 million in 2019 and $661 million in 2018, and Keytruda* royalties of $545 million in 2019 and $343 million in 2018. In addition, Erbitux* royalties of $145 million, a $50 million fee for amending a royalty rate and a $25 million sales-based milestone were included in 2018.

•	Divestiture gains resulted from the divestiture of the UPSA business in 2019 and multiple mature global product lines in 2018.

•
Acquisition expenses include the following items related to the Celgene transaction: (1) upfront bridge facility commitment, term loan and debt exchange fees of $135 million, (2) acquisition financing hedge losses of $278 million and (3) financial advisory, legal, proxy filing and other transaction costs of $244 million.

•	Contingent value rights include fair value adjustments resulting from changes in the traded price of the securities.

•
Investment income includes $197 million of interest income earned on the net proceeds of the new notes issued prior to the Celgene transaction. The net proceeds were used to fund a portion of the Celgene acquisition cash consideration and to pay related fees and expenses.

•	Integration expenses include consulting fees incurred in connection with Celgene integration activities.

•
Restructuring charges include exit costs primarily related to employee termination benefits and contract terminations. Restructuring charges related to the prior company transformation initiatives were $45 million in 2019 and $131 million in 2018. Restructuring charges related to the Celgene transaction were $256 million in 2019, including $145 million of accelerated vesting of Celgene equity awards. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring” for further information.

•
Equity investment (gains)/losses includes fair value adjustments related to equity investments in uniQure N.V., Nektar and other equity investments obtained in the Celgene transaction. In addition, $80 million related to the termination of our Europe and Asia partnership with Sanofi in 2019.

•	Litigation and other settlements include $75 million related to a government pricing matter in 2019 and $70 million related to intellectual property and product liability settlements in 2018.

•
Intangible asset impairment includes $64 million in 2018 for an out-licensed asset obtained in the acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

•	Equity in net loss/(income) of affiliates is primarily related to our partnership with Sanofi in Europe and Asia, which was terminated in 2019 and other investments in limited partnerships.

Income Taxes

	Year Ended December 31,
Dollars in Millions	2019	2018
Earnings Before Income Taxes	$4,975	$5,968
Provision for Income Taxes	1,515	1,021
Effective Tax Rate	30.5%	17.1%

Impact of Specified Items	15.7%	—
Effective Tax Rate Excluding Specified Items	14.8%	17.1%

The tax impact attributed to specified items, including the Otezla* divestiture, certain non-deductible expenses and purchase price adjustments, increased the effective tax rate by 15.7% in 2019. Taxes attributed to internal cash repatriations in 2018, lower state taxes in 2019, Swiss tax reform and other adjustments upon finalization of the 2018 tax returns accounted for a 2.3% reduction in the effective income tax rates compared to the prior period. Tax reserve releases due to lapse of statutes were $81 million in 2019 and $119 million in 2018. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for further information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) amortization of acquired intangible assets beginning in the fourth quarter of 2019, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (2) unwind of inventory fair value adjustments, (3) acquisition and integration expenses, (4) restructuring costs, (5) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (6) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (7) costs of acquiring a priority review voucher, (8) divestiture gains or losses, (9) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related compensation charges related to the Celgene transaction, (10) pension, legal and other contractual settlement charges, (11) interest expense on the notes issued in May 2019 prior to our Celgene transaction and interest income earned on the net proceeds of those notes and (12) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact of the U.S. tax reform. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on February 6, 2020 and are incorporated herein by reference.

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management, analysts and investors' overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators that we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Amortization of acquired intangible assets were previously included in non-GAAP earnings and EPS information. These amounts have become significant to the financial results subsequent to the Celgene acquisition and as a result, have been excluded in the non-GAAP results to better reflect our core operating performance. Comparable prior period non-GAAP results have not been revised to include this adjustment as the related amounts were insignificant ($97 million in 2018).

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018
Inventory purchase price accounting adjustments	$660	$—
Employee compensation charges	1	—
Site exit and other costs	197	58
Cost of products sold	858	58

Employee compensation charges	27	—
Site exit and other costs	9	2
Marketing, selling and administrative	36	2

License and asset acquisition charges	25	1,135
IPRD impairments	32	—
Employee compensation charges	33	—
Site exit and other costs	167	79
Research and development	257	1,214

Amortization of acquired intangible assets	1,062	—

Interest expense	322	—
Pension and postretirement	1,635	121
Royalties and licensing income	(24)	(75)
Divestiture gains	(1,168)	(177)
Acquisition expenses	657	—
Contingent value rights	523	—
Investment income	(197)	—
Integration expenses	415	—
Provision for restructuring	301	131
Equity investment (gains)/losses	(279)	512
Litigation and other settlements	75	70
Intangible asset impairment	—	64
Other	2	—
Other (income)/expense, net	2,262	646

Increase to pretax income	4,475	1,920

Income taxes on items above	(687)	(268)
Income taxes attributed to Otezla* divestiture	808	—
Income taxes attributed to U.S. tax reform	—	(56)
Income taxes	121	(324)

Increase to net earnings	$4,596	$1,596

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2019	2018
Net Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$3,439	$4,920
Specified Items	4,596	1,596
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$8,035	$6,516

Weighted Average Common Shares Outstanding — Diluted	1,712	1,637

Diluted EPS Attributable to BMS — GAAP	$2.01	$3.01
Diluted EPS Attributable to Specified Items	2.68	0.97
Diluted EPS Attributable to BMS — Non-GAAP	$4.69	$3.98

Financial Position, Liquidity and Capital Resources

Our net (debt)/cash position was as follows:

	December 31,
Dollars in Millions	2019	2018
Cash and cash equivalents	$12,346	$6,911
Marketable debt securities — current	3,047	1,848
Marketable debt securities — non-current	767	1,775
Total cash, cash equivalents and marketable debt securities	16,160	10,534
Short-term debt obligations	(3,346)	(1,703)
Long-term debt	(43,387)	(5,646)
Net (debt)/cash position(a)	$(30,573)	$3,185
(a)    Prior period amounts were conformed to current period presentation.

Cash, cash equivalents and marketable securities held in the U.S. were approximately $13.6 billion at December 31, 2019. We expect flexibility in accessing cash and future cash that may be generated in foreign subsidiaries. We believe that our existing cash, cash equivalents and marketable securities together with cash generated from operations and if required, the issuance of commercial paper supported by our credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, contingent value rights, working capital, restructuring initiations, business development, deemed repatriation transition tax and $2.8 billion of debt maturing in 2020.

Management continuously evaluates the capital structure to ensure the Company is financed efficiently, which may result in the repurchase of common stock and debt securities, termination of interest rate swap contracts prior to maturity and issuance of debt securities. We may purchase CVRs issued in connection with the Celgene transaction. We repurchased 105 million shares of our common stock for $5.9 billion in 2019, including 99 million shares for $5.6 billion under our accelerated share repurchase program announced on November 20, 2019. Our Board of Directors approved an increase of $5 billion to the share repurchase authorization for the Company's common stock in February 2020, increasing the total outstanding share repurchase authorization, after giving effect to the $5.9 billion share repurchase in 2019, to approximately $6.0 billion.

Dividend payments were $2.7 billion in 2019 and $2.6 billion in both 2018 and 2017. Dividend decisions are made on a quarterly basis by our Board of Directors. Annual capital expenditures were approximately $800 million in 2019, $1.0 billion in 2018 and $1.1 billion in 2017 and are expected to be approximately $900 million in 2020 and $1.3 billion in 2021. We continue to expand our biologics manufacturing capabilities and other facility-related activities. For example, we constructed a new large-scale biologics manufacturing facility in Ireland that was approved by the FDA in December 2019 and by the EU in January 2020. The facility is expected to produce multiple therapies for our growing biologics portfolio.

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

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of December 31, 2019.

As of December 31, 2019, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. Our 364-day $2.0 billion facility can be renewed for one year on each anniversary date, subject to certain terms and conditions. No borrowings were outstanding under any revolving credit facility at December 31, 2019 and 2018.

In May 2019, we issued an aggregate principal amount of approximately $19.0 billion of floating rate and fixed rate unsecured senior notes at maturities ranging from 18 months to 30 years. In connection with the Celgene transaction, we also acquired approximately $19.9 billion of Celgene debt in our 2019 exchange offer.

Economic and Market Factors

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

The UK departed from the EU on January 31, 2020. The departure began a transition period that is set to end on December 31, 2020, during which the UK and the EU will negotiate their future relationship. Similar to other companies in our industry, certain regulatory, trade, labor and other aspects of our business will likely be affected during the transition period and over time. However, we currently do not believe that these matters and other related financial effects will have a material impact on our consolidated results of operations, financial position or liquidity. Our sales in the UK represent less than 3% of our total revenues.

The global health emergency concerning the spread of the 2019 Novel Coronavirus is currently unknown. Although we are not aware of any material impact on our operations, we continue to monitor the situation very closely including the supply of our commercial and clinical medicines in the region.

Credit Ratings

In November 2019, Moody's and S&P completed their ratings review of our acquisition of Celgene and concluded that the Company's credit rating would remain unchanged. BMS's current long-term and short-term credit ratings assigned by Moody's Investors Service were confirmed at A2 and Prime-1, respectively, with a negative long-term credit outlook. BMS's current long-term and short-term credit ratings assigned by Standard & Poor's were confirmed at A+ and A-1+, respectively. The long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in Millions	2019	2018
Cash flow provided by/(used in):
Operating activities	$8,067	$5,940
Investing activities	(9,770)	(874)
Financing activities	7,621	(3,535)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections continue to be impacted by longer payment terms for certain biologic products in the U.S., primarily our newer oncology products including Opdivo, Yervoy and Empliciti (90 days in 2019 and 90 to 120 days in 2018). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $2.1 billion change in cash flow from operating activities compared to 2018 was primarily attributable to:

•	Higher cash collections and timing of payments in the ordinary course of business of approximately $3.0 billion, including approximately $1.0 billion relating to Celgene; and

•	Lower R&D licensing and collaboration payments of approximately $1.0 billion primarily due to the Nektar transaction in 2018.
Partially offset by:

•	Higher income tax payments of approximately $750 million; and

•	Celgene acquisition and integration related payments of approximately $1.1 billion.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable securities.

The $8.9 billion change in cash flow from investing activities compared to 2018 was primarily attributable to higher net acquisition and other payments of approximately $23.4 billion primarily due to the acquisition of Celgene, partially offset by higher business divestiture proceeds of approximately $14.6 billion primarily due to the divestitures of Otezla* and UPSA consumer health business.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $11.2 billion change in cash flow from financing activities compared to 2018 was primarily attributable to higher net borrowing activity of approximately $18.2 billion primarily resulting from the issuance of new notes in connection with the acquisition of Celgene, partially offset by accelerated stock repurchase cash payment of $7.0 billion.

Contractual Obligations and Off-Balance Sheet Arrangements

Payments due by period for our contractual obligations at December 31, 2019 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2020	2021	2022	2023	2024	Later Years
Short-term borrowings	$583	$583	$—	$—	$—	$—	$—
Long-term debt	44,335	2,750	2,000	4,750	3,267	4,286	27,282
Interest on long-term debt(a)	21,659	1,627	1,483	1,428	1,292	1,191	14,638
Operating leases	966	165	145	130	104	68	354
Purchase obligations	3,353	1,143	717	526	384	262	321
Uncertain tax positions(b)	85	85	—	—	—	—	—
Deemed repatriation transition tax	3,416	119	339	339	567	798	1,254
Total(c)	$74,397	$6,472	$4,684	$7,173	$5,614	$6,605	$43,849

(a)	Includes estimated future interest payments and periodic cash settlements of derivatives.

(b)	Includes only short-term uncertain tax benefits because of uncertainties regarding the timing of resolution.

(c)	Excludes other non-current liabilities because of uncertainties regarding the timing of resolution.

We are committed to an aggregate $20.7 billion of potential future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $6.9 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $13.8 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $14.7 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” for further information regarding our alliances.

Contingent value rights were issued in connection with the Celgene acquisition. These rights are measured at fair value and payments are contingent upon the achievement of future regulatory milestones. Each CVR right will entitle the shareholder to receive a one-time potential payment of $9.00 in cash only upon FDA approval of all three of the following milestones: (1) ozanimod by December 31, 2020, (2) liso-cel (JCAR017) by December 31, 2020, and (3) ide-cel (bb2121) by March 31, 2021. No payment will be made if any of the milestones are not achieved and the CVRs will expire. The maximum potential payment under the CVRs is approximately $6.8 billion, payable no later than 20 business days after the date on which the last milestone is achieved.

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

We have established a company-wide policy concerning our sales to direct customers for the purpose of complying with the Consent, which includes the adoption of various procedures to monitor and limit sales to direct customers in accordance with the terms of the Consent. These procedures include a governance process to escalate to appropriate management levels potential questions or concerns regarding compliance with the policy and timely resolution of such questions or concerns. In addition, compliance with the policy is monitored on a regular basis.

We maintain DSAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 93% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

We believe the above-described procedures provide a reasonable basis to ensure compliance with the Consent.

Recently Issued Accounting Standards

For recently issued accounting standards, refer to “Item 8. Financial Statements and Supplementary Data—Note 1. Accounting Policies and Recently Issued Accounting Standards.”

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly affect our financial condition and results of operations and require the most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates.

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

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit. We also pay a 70% point of service discount to the CMS when the Medicare Part D beneficiaries are in the coverage gap (“donut hole”). The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

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

Use of information from external sources

Information from external sources is used to estimate GTN adjustments. Our estimate of inventory at the wholesalers is based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals.

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

Long-lived Assets

Intangible Assets Valuations

A significant amount of the purchase price for the Celgene acquisition was allocated to intangible assets, including commercially marketed products and IPRD assets. Our intangible assets were $64.0 billion as of December 31, 2019 and $1.1 billion as of December 31, 2018.

Identifiable intangible assets are measured at their respective fair values as of the acquisition date. We engaged an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. The fair value of these assets were estimated using discounted cash flow models. These models required the use of the following significant estimates and assumptions among others:

•	Identification of product candidates with sufficient substance requiring separate recognition;

•	Estimates of revenues and operating profits related to commercial products or product candidates;

•	Eligible patients, pricing and market share used in estimating future revenues;

•	Probability of success for unapproved product candidates and additional indications for commercial products;

•	Resources required to complete the development and approval of product candidates;

•	Timing of regulatory approvals and exclusivity;

•	Appropriate discount rate by products;

•	Market participant income tax rates; and

•	Allocation of expected synergies to products.

We believe the estimated and preliminary fair value assigned to intangible assets acquired used reasonable estimates and assumptions considering the facts and circumstances as of the acquisition date.

Impairment and Amortization of Long-lived Assets, including Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected LOE, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets is subjective and requires significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of net assets acquired in a business combination. Goodwill was $22.5 billion and $6.5 billion as of December 31, 2019 and 2018, respectively.
We assess the goodwill balance within our single reporting unit annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. Goodwill is reviewed for impairment by assessing qualitative factors, including comparing our market capitalization to the carrying value of our assets. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities and acts by governments and courts.

Assets Held-for-Sale

The following criteria is considered before concluding assets are classified as held-for-sale: (1) management’s commitment to a plan to sell, (2) availability for immediate sale in its present condition, (3) initiation of an active program to identify a buyer, (4) probability of a completed sale within one year, (5) actively marketed for sale at a reasonable price in relation to its current fair value, and (6) likelihood of significant changes to the plan will be made or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets and liabilities are presented separately in the balance sheet as held-for-sale at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated or amortized while classified as held-for-sale.

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $2.1 billion at December 31, 2019 (net of valuation allowances of $2.8 billion) and $1.6 billion at December 31, 2018 (net of valuation allowances of $3.2 billion).

The U.S. federal net operating loss carryforwards were $216 million at December 31, 2019. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2019 (certain amounts have unlimited lives).

As discussed more fully in “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes”, a provisional tax charge of $2.6 billion attributable to the one-time deemed repatriation transition tax on certain foreign earnings was recognized in the fourth quarter of 2017. The accounting for the reduction of deferred tax assets to the 21% tax rate was complete as of December 31, 2017, and the tax charge for the deemed repatriation transition tax was completed as of December 31, 2018. The provisional tax charge for the deemed repatriation transition tax was reduced by $56 million in 2018.

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

In addition, a negative basis or excess loss account (“ELA”) existed in our investment in stock of Mead Johnson prior to these transactions. We received an opinion from outside legal counsel to the effect that it is more likely than not that we eliminated the ELA as part of these transactions and do not have taxable income with respect to the ELA. The tax law in this area is complex and it is possible that even if the internal spin-off and the exchange offer is tax exempt under the Internal Revenue Code, the Internal Revenue Service could assert that we have additional taxable income for the period with respect to the ELA. We could be exposed to additional taxes if this were to occur. Based upon our understanding of the Internal Revenue Code and opinion from outside legal counsel, a tax reserve of $244 million was established reducing the gain on disposal of Mead Johnson included in discontinued operations in 2009.

We agreed to certain tax related indemnities with Mead Johnson as set forth in the tax sharing agreement, including certain taxes related to its business prior to the completion of the initial public offering and created as part of the restructuring to facilitate the IPO. Mead Johnson has also agreed to indemnify us for potential tax effects resulting from the breach of certain representations discussed above as well as certain transactions related to the acquisition of Mead Johnson’s stock or assets.
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

For discussions on contingencies, refer to “Item 8. Financial Statements and Supplementary Data—Note 1. Accounting Policies and Recently Issued Accounting Standards—Contingencies,” “—Note 7. Income Taxes” and “—Note 19. Legal Proceedings and Contingencies.”

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. Spending on these programs represent approximately 40-50% of our annual R&D expenses in the last three years. Opdivo was the only investigational compound or marketed product that represented greater than 10% of our R&D expenses in the last three years. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the developments in our marketed products and our late-stage pipeline:

Product	Indication	Date	Developments

Revlimid	FL	December 2019
Announced the EC approval of a new indication for Revlimid, in combination with rituximab (anti-CD20 antibody), for the treatment of adult patients with previously treated FL (Grade 1-3a). This combination of Revlimid and rituximab (R2) is the first chemotherapy-free combination regimen approved for the patients with FL by the EC.

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

March 2019
Announced results from the Phase IV AUGUSTUS trial evaluating Eliquis versus vitamin K antagonists (“VKAs”) in patients with NVAF and ACS and/or undergoing PCI. Results show that in patients receiving a P2Y12 inhibitor with or without aspirin (antiplatelet therapies), the proportion of patients with major or clinically relevant non-major bleeding at six months was significantly lower for those treated with Eliquis compared to those treated with a VKA.

	VTE	December 2019
Announced results from retrospective real-world data analyses reporting outcomes on the safety and effectiveness of Eliquis compared to low molecular weight heparin (“LMWH”) or warfarin for the treatment of VTE in patients with active cancer. The real-world data analyses were highlighted during oral presentations at the American Society of Hematology Annual Meeting in Orlando, Florida. Results from the primary analysis showed that Eliquis use was associated with lower rates of major bleeding, clinically-relevant non-major (“CRNM”) bleeding and recurrent VTE compared to LMWH. Eliquis was also associated with a lower rate of recurrent VTE and similar rates of major bleeding and CRNM bleeding compared to warfarin. Outcomes were defined based on diagnosis codes and setting of care.

	Atrial Fibrillation	November 2019
The BMS-Pfizer alliance announced the initiation of a new randomized controlled study, GUARD-AF, to determine if earlier detection of atrial fibrillation through screening in previously undiagnosed men and women at least 70 years of age in the U.S. ultimately impacts the rate of stroke, compared to usual standard medical care. This study will also assess potential bleeding leading to hospitalization, and therefore provide an evaluation of net clinical benefit or harm.

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
Announced long-term pooled efficacy and safety results from the Phase III CheckMate-017 and CheckMate-057 studies in patients with previously treated advanced NSCLC. At five years, patients treated with Opdivo continued to experience long-term overall survival (“OS”) benefit versus docetaxel. OS rate at five years were 13.4% for Opdivo and 2.6% for docetaxel. The OS benefit for Opdivo-treated patients was observed across all subgroups.

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

		January 2019	Acceptance in China of sBLA filing for patients who had previously been treated for metastatic or recurrent SCCHN.

Product	Indication	Date	Developments

Opdivo+Yervoy	HCC	November 2019
Announced that the FDA accepted our sBLA and granted Breakthrough Therapy Designation for Opdivo in combination with Yervoy for the treatment of patients with advanced HCC previously treated with sorafenib. The FDA granted the application Priority Review with a PDUFA goal date of March 10, 2020.

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

	Melanoma	November 2019
Announced results for one of the co-primary endpoints from CheckMate-915, a randomized Phase III study evaluating Opdivo+Yervoy versus Opdivo alone for the adjuvant treatment of patients who have had a complete surgical removal of stage IIIb/c/d or stage IV (no evidence of disease) melanoma. A statistically significant benefit was not reached for the co-primary endpoint of recurrence-free survival (“RFS”) in patients whose tumors expressed PD-L1 <1%. The Data Monitoring Committee recommended that the study continue unchanged. The study remains double-blinded and will continue to assess the other co-primary endpoint of RFS in the all-comer (intent-to-treat) population.

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

June 2019
Announced that an analysis exploring long-term quality of life (“QoL”) and symptom burden in the Phase III CheckMate-067 study found that QoL was maintained during the treatment-free interval, the period where a patient is off study treatment and free of subsequent therapy, in patients with previously untreated unresectable or metastatic melanoma following discontinuation of therapy with Opdivo or Opdivo+Yervoy.

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

	NSCLC	January 2020
Announced voluntary withdrawal of the Company's application in the EU for the combination of Opdivo and Yervoy for the treatment of advanced NSCLC based on data from CheckMate-227. The application was originally filed in 2018 for patients with first-line NSCLC who have tumor mutational burden ≥10 mutations/megabase, based on the final analysis of progression-free survival, a co-primary endpoint in the trial. The application was subsequently amended to include the statistically significant result of overall survival, a co-primary endpoint, from CheckMate-227 Part 1a evaluating Opdivo+Yervoy versus chemotherapy in patients whose tumors expressed PD-L1 ≥1%.

Though the Committee for Medicinal Products for Human Use (“CHMP”) acknowledged the integrity of the patient level data, the CHMP determined a full assessment of the application was not possible following multiple protocol changes the company made in response to rapidly evolving science and data. The company has no plans to refile this application in the EU.

January 2020
Announced that the FDA accepted our sBLA for Opdivo in combination with Yervoy for the first-line treatment of patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations. This application is based on data from Part 1 of the Phase 3 CheckMate -227 trial evaluating Opdivo plus Yervoy versus chemotherapy in patients with previously untreated NSCLC, in which the dual immunotherapy combination demonstrated significant improvement in overall survival versus chemotherapy alone. The FDA granted the application Priority Review with a PDUFA goal date of May 15, 2020.

Product	Indication	Date	Developments

Opdivo+Yervoy	NSCLC	October 2019
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

		January 2019	Announced the EC approval of Opdivo plus low-dose Yervoy for previously untreated patients with intermediate and poor-risk advanced RCC.
	SCCHN	April 2019	Announced topline results from the Phase II CheckMate-714 trial evaluating Opdivo versus Opdivo+Yervoy in patients with recurrent or metastatic SCCHN. The study did not meet its primary endpoints.

Orencia	GvHD	December 2019
Announced that the FDA has granted Breakthrough Therapy Designation for Orencia for the prevention of moderate to severe acute GvHD in hematopoietic stem cell transplants from unrelated donors. There are no approved therapies for the prevention of acute GvHD, a potentially life-threatening medical complication that can impact patients receiving such transplants for the treatment of certain genetic diseases and hematologic cancers.

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

Product	Indication	Date	Developments

Empliciti	Multiple Myeloma	November 2019
Announced the sJNDA for Empliciti in combination with pomalidomide and dexamethasone (EPd) was approved by the Japan Ministry of Health, Labour and Welfare. Approval was based on a global Phase II trial (ELOQUENT-3) in EPd for the treatment of patients with MM who have received at least two prior therapies, including lenalidomide and proteasome inhibitor.

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

February 2019
Completed filing of a supplemental Japanese New Drug Application (sJNDA) for Empliciti in combination with pomalidomide and dexamethasone for the treatment of patients with multiple myeloma who have received at least two prior therapies, including Revlimid and proteasome inhibitor. The sJNDA filing was submitted based on the results of a global phase II study. The orphan designation was already granted for the indication of RRMM at the initial JNDA. This sJNDA will also be reviewed under “priority review.”

Reblozyl	MDS	December 2019
Announced that following the late-cycle review meeting on December 4, 2019, BMS and Acceleron Pharma Inc. were notified by the FDA that Reblozyl will not be reviewed at the Oncology Drugs Advisory Committee (“ODAC”) meeting scheduled for December 18, 2019. The agency has informed BMS that the original Prescription Drug User Fee Act, or target action, date of April 4, 2020 for its sBLA for Reblozyl will remain, without the requirement for an ODAC review. BMS is seeking approval of Rebloyzl, an erythroid maturation agent representing a new class of therapy, for the treatment of adult patients with very low- to intermediate-risk MDS-associated anemia who have ring sideroblasts and require red blood cell transfusions.

liso-cel	Lymphoma	February 2020
Announced that the FDA has accepted for Priority Review its BLA for lisocabtagene maraleucel (liso-cel), the company's autologous anti-CD19 CAR T-cell immunotherapy with a defined composition of purified CD8+ and CD4+ CAR T cells for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after at least two prior therapies. The FDA has set a Prescription Drug User Fee Act goal date of August 17, 2020.

Liso-cel has been granted Breakthrough Therapy and Regenerative Medicine Advanced Therapy designations by the FDA for relapsed/refractory aggressive large B-cell non-Hodgkin lymphoma, including diffuse large B-cell lymphoma (“DLBCL”), not otherwise specified (de novo or transformed from indolent lymphoma), primary mediastinal B-cell lymphoma or Grade 3B follicular lymphoma and Priority Medicines scheme by the EMA for relapsed/refractory DLBC.

Special Note Regarding Forward-Looking Statements

This 2019 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our ability to realize the projected benefits of the acquisition of Celgene and to successfully integrate Celgene's operations and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2019 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2019 Form 10-K not to occur. Except as otherwise required by federal securities law, we undertake no obligation to release publicly any updates or revisions to any forward-looking statements as a result of new information, future events, changed circumstances or otherwise after the date of this 2019 Form 10-K.

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

Foreign Exchange Risk

Significant amounts of our revenues, earnings and cash flow are exposed to changes in foreign currency rates. Our primary net foreign currency translation exposures are the euro and Japanese yen. Foreign currency forward contracts are used to manage risk primarily arising from certain intercompany sales and purchases transactions; we are also exposed to foreign exchange transaction risk arising from non-functional currency denominated assets and liabilities and earnings denominated in non-U.S. dollar currencies. Foreign currency forward contracts are used to offset these exposures but are not designated as hedges.

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $358 million and $231 million at December 31, 2019 and December 31, 2018, respectively, reducing earnings over the remaining life of the contracts.

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

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency interest rate swap contracts designated to hedge the Company's net investment in its Japan subsidiary. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there were a 100 basis point increase in short-term or long-term interest rates as of December 31, 2019 and December 31, 2018, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 100 basis points in long-term interest rates at December 31, 2019 and December 31, 2018 would decrease the fair value of long-term debt by $3.8 billion and $482 million, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2019	2018	2017
Net product sales	$25,174	$21,581	$19,258
Alliance and other revenues	971	980	1,518
Total Revenues	26,145	22,561	20,776

Cost of products sold(a)	8,078	6,467	6,014
Marketing, selling and administrative	4,871	4,551	4,751
Research and development	6,148	6,332	6,468
Amortization of acquired intangible assets	1,135	97	97
Other (income)/expense, net	938	(854)	(1,685)
Total Expenses	21,170	16,593	15,645

Earnings Before Income Taxes	4,975	5,968	5,131
Provision for Income Taxes	1,515	1,021	4,156
Net Earnings	3,460	4,947	975
Noncontrolling Interest	21	27	(32)
Net Earnings Attributable to BMS	$3,439	$4,920	$1,007

Earnings per Common Share
Basic	$2.02	$3.01	$0.61
Diluted	2.01	3.01	0.61

(a)	Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME	2019	2018	2017
Net Earnings	$3,460	$4,947	$975
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(32)	70	(57)
Pension and postretirement benefits	1,203	53	214
Available-for-sale securities	36	(25)	39
Foreign currency translation	35	(254)	18
Total Other Comprehensive Income/(Loss)	1,242	(156)	214

Comprehensive Income	4,702	4,791	1,189
Comprehensive Income/(Loss) Attributable to Noncontrolling Interest	21	27	(32)
Comprehensive Income Attributable to BMS	$4,681	$4,764	$1,221
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$12,346	$6,911
Marketable debt securities	3,047	1,848
Receivables	7,685	5,747
Inventories	4,293	1,195
Other current assets	1,983	2,015
Total Current Assets	29,354	17,716
Property, plant and equipment	6,252	5,027
Goodwill	22,488	6,538
Other intangible assets	63,969	1,091
Deferred income taxes	510	815
Marketable debt securities	767	1,775
Other non-current assets	6,604	2,024
Total Assets	$129,944	$34,986

LIABILITIES
Current Liabilities:
Short-term debt obligations	$3,346	$1,703
Accounts payable	2,445	1,892
Other current liabilities	12,513	7,059
Total Current Liabilities	18,304	10,654
Deferred income taxes	6,454	19
Long-term debt	43,387	5,646
Other non-current liabilities	10,101	4,540
Total Liabilities	78,246	20,859

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 3,568 in 2019 and 3,590 in 2018, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2019 and 2.2 billion issued in 2018	292	221
Capital in excess of par value of stock	43,709	2,081
Accumulated other comprehensive loss	(1,520)	(2,762)
Retained earnings	34,474	34,065
Less cost of treasury stock — 672 million common shares in 2019 and 576 million common shares in 2018	(25,357)	(19,574)
Total Bristol-Myers Squibb Company Shareholders' Equity	51,598	14,031
Noncontrolling interest	100	96
Total Equity	51,698	14,127
Total Liabilities and Equity	$129,944	$34,986
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net earnings	$3,460	$4,947	$975
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	1,746	637	789
Deferred income taxes	(924)	45	453
Stock-based compensation	441	221	199
Impairment charges	199	126	327
Pension settlements and amortization	1,688	186	236
Divestiture gains and royalties	(1,855)	(992)	(706)
Asset acquisition charges	25	85	760
Equity investment (gains)/losses	(279)	512	(23)
Contingent consideration fair value adjustments	523	—	—
Other adjustments	(22)	(44)	120
Changes in operating assets and liabilities:
Receivables	752	(429)	(431)
Inventories	463	(216)	(29)
Accounts payable	229	(59)	320
Deferred income	12	84	(642)
Income taxes payable	907	203	3,154
Other	702	634	(227)
Net Cash Provided by Operating Activities	8,067	5,940	5,275
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	3,809	2,379	6,398
Purchase of marketable debt securities	(3,961)	(2,305)	(5,419)
Capital expenditures	(836)	(951)	(1,055)
Divestiture and other proceeds	15,852	1,249	736
Acquisition and other payments, net of cash acquired	(24,634)	(1,246)	(726)
Net Cash Used in Investing Activities	(9,770)	(874)	(66)
Cash Flows From Financing Activities:
Short-term debt obligations, net	131	(543)	727
Issuance of long-term debt	26,778	—	1,488
Repayment of long-term debt	(9,256)	(5)	(1,224)
Repurchase of common stock	(7,300)	(320)	(2,469)
Dividends	(2,679)	(2,613)	(2,577)
Other	(53)	(54)	(22)
Net Cash Provided by/(Used in) Financing Activities	7,621	(3,535)	(4,077)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(9)	(41)	52
Increase in Cash, Cash Equivalents and Restricted Cash	5,909	1,490	1,184
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	6,911	5,421	4,237
Cash, Cash Equivalents and Restricted Cash at End of Year	$12,820	$6,911	$5,421
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2019 Form 10-K for terms used throughout the document.

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

Business Segment Information

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Consistent with BMS's operational structure, the Chief Executive Officer (“CEO”), as the chief operating decision maker, manages and allocates resources at the global corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see “—Note 2. Revenue”.

Use of Estimates and Judgments

The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining accounting for business combinations; impairments of goodwill and intangible assets; sales rebate and return accruals; legal contingencies; and income taxes. Actual results may differ from estimates.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation including separate presentation of amortization of acquired intangible assets and reclassification of other assets and liabilities which did not change the reported amount of total assets or liabilities. These reclassifications did not have an impact on net assets, net earnings, or operating cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include bank deposits, time deposits, commercial paper and money market funds. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

Cash is restricted when withdrawal or general use is contractually or legally restricted. Determination of current and non-current classification is based on the expected duration of the restriction. Restricted cash consists of escrow for litigation settlements and funds restricted for annual Company contributions to the defined contribution plan in the U.S. Restricted cash of $474 million was included in cash, cash equivalents and restricted cash at December 31, 2019 in the consolidated statements of cash flows.

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

Investments in Equity Securities

Investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in Other (income)/expense, net. Investments in equity securities without readily determinable fair values are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in the estimated fair value of investments in equity securities without readily determinable fair values are recorded in Other (income)/expense, net. Investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The share of net income or losses of equity investments accounted for using the equity method are included in Other (income)/expense, net. Investments in equity securities without readily determinable fair values and investments in equity accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.

Inventory Valuation

Inventories are stated at the lower of average cost or net realizable value.

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

Goodwill, Acquired In-Process Research and Development and Other Intangible Assets

The fair value of acquired intangible assets is determined using an income-based approach referred to as the excess earnings method utilizing Level 3 fair value inputs. Market participant valuations assume a global view considering all potential jurisdictions and indications based on discounted after-tax cash flow projections, risk adjusted for estimated probability of technical and regulatory success.

Finite-lived intangible assets, including licenses, developed technology rights and IPRD projects that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period assets are expected to contribute to future cash flows. Finite-lived intangible assets are tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. If the carrying value exceeds the projected undiscounted pretax cash flows of the intangible asset, an impairment loss equal to the excess of the carrying value over the estimated fair value (discounted after-tax cash flows) is recognized.

Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. Examples of qualitative factors assessed include BMS's share price, financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in a prior year. Each relevant factor is assessed both individually and in the aggregate.

IPRD is tested for impairment on an annual basis and more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPRD is determined to exceed its fair value.

Restructuring

Restructuring charges are recognized as a result of actions to streamline operations and reduce the number of facilities. Estimating the impact of restructuring plans, including future termination benefits, integration expenses and other exit costs requires judgment. Actual results could vary from these estimates. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

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

Revenue Recognition

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

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Marketing, selling and administrative expenses and were $633 million in 2019, $672 million in 2018 and $740 million in 2017.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in Other Comprehensive Income/(Loss).

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

Recently Adopted Accounting Standards

Leases

Amended guidance for lease accounting was adopted on January 1, 2019 using the modified retrospective method with the cumulative effect of the change recognized in retained earnings in the period of adoption. The new guidance requires an entity to recognize a right-of-use asset and a lease liability initially measured at the present value of future lease payments. The cumulative effect of the accounting change was not material. BMS elected the package of practical expedients upon adoption, and will apply the practical expedient not to separate lease and non-lease components for new and modified leases commencing after adoption. In addition, BMS applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. The amended guidance resulted in the recognition of the operating lease right-of-use asset and lease liability and did not impact BMS’s results of operations. Refer to “—Note 13. Leases” for further information.

Goodwill Impairment Testing

Amended guidance that simplifies the recognition and measurement of a goodwill impairment loss by eliminating Step 2 of the quantitative goodwill impairment test was adopted prospectively in the first quarter of 2019. Under the amended guidance, a goodwill impairment loss is recognized for the amount by which the reporting units carrying amount, including goodwill, exceeds its fair value up to the amount of its allocated goodwill. The adoption of the amended guidance did not have an impact on BMS’s results of operations.

Recently Issued Accounting Standards Not Yet Adopted

Financial Instruments - Measurement of Credit Losses

In June 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. Entities will be required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. The guidance is effective January 1, 2020 on a modified retrospective approach. The amended guidance will not have a material impact to BMS’s results of operations.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Net product sales	$25,174	$21,581	$19,258
Alliance revenues	597	647	962
Other revenues	374	333	556
Total Revenues	$26,145	$22,561	$20,776

Net product sales represent more than 90% of BMS’s total revenues for the years ended December 31, 2019, 2018 and 2017. Products are sold principally to wholesalers or distributors and to a lesser extent, directly to retailers, hospitals, clinics, government agencies and pharmacies. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product and when BMS obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues was as follows:

	Year Ended December 31,
	2019	2018	2017
McKesson Corporation	26%	25%	24%
AmerisourceBergen Corporation	20%	20%	18%
Cardinal Health, Inc.	17%	17%	15%

Wholesalers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practices in each country. Revenue is reduced from wholesaler list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as GTN adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations and government programs such as Medicare, Medicaid and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price or other discounts when Medicare Part D beneficiaries are in the coverage gap. In addition, non-U.S. government programs include different pricing schemes such as cost caps, volume discounts, outcome-based pricing and pricing claw-backs determined on sales of individual companies or an aggregation of companies participating in a specific market. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer, typically within one month. All other rebates, discounts and adjustments, including Medicaid and Medicare, are reflected as a liability and settled through cash payments to the customer, typically within various time periods ranging from a few months to one year.

Significant judgment is required in estimating GTN adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Gross product sales	$37,206	$30,174	$25,499
GTN adjustments(a)
Charge-backs and cash discounts	(3,675)	(2,735)	(2,084)
Medicaid and Medicare rebates	(4,941)	(3,225)	(2,086)
Other rebates, returns, discounts and adjustments	(3,416)	(2,633)	(2,071)
Total GTN adjustments	(12,032)	(8,593)	(6,241)
Net product sales	$25,174	$21,581	$19,258

(a)
Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $132 million, $96 million and $71 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Three types of out-licensing arrangements are typically utilized: (1) arrangements when BMS out-licenses intellectual property to another party and has no further performance obligations; (2) arrangements that include a license and an additional performance obligation to supply product upon the request of the third party; and (3) collaboration arrangements, which include transferring a license to a third party to jointly develop and commercialize a product.

Most out-licensing arrangements consist of a single performance obligation that is satisfied upon execution of the agreement when the development and commercialization rights are transferred to a third party. Up-front fees are recognized immediately and included in Other (income)/expense, net. Although contingent development and regulatory milestone amounts are assessed each period for the likelihood of achievement, they are typically constrained and recognized when the uncertainty is subsequently resolved for the full amount of the milestone and included in Other (income)/expense, net. Sales-based milestones and royalties are recognized when the milestone is achieved or the subsequent sales occur. Sales-based milestones are included in Other (income)/expense, net and royalties are included in Alliance and other revenue.

Certain out-licensing arrangements may also include contingent performance obligations to supply commercial product to the third party upon its request. The license and supply obligations are accounted for as separate performance obligations as they are considered distinct because the third party can benefit from the license either on its own or together with other supply resources readily available to it and the obligations are separately identifiable from other obligations in the contract in accordance with the revenue recognition guidance. After considering the standalone selling prices in these situations, up-front fees, contingent development and regulatory milestone amounts and sales-based milestone and royalties are allocated to the license and recognized in the manner described above. Consideration for the supply obligation is usually based upon stipulated cost-plus margin contractual terms which represent a standalone selling price. The supply consideration is recognized at a point in time upon transfer of control of the product to the third party and included in Alliance and other revenue. The above fee allocation between the license and the supply represents the amount of consideration that BMS expects to be entitled to for the satisfaction of the separate performance obligations.

Although collaboration arrangements are unique in nature, both parties are active participants in the operating activities and are exposed to significant risks and rewards depending on the commercial success of the activities. Performance obligations inherent in these arrangements may include the transfer of certain development or commercialization rights, ongoing development and commercialization services and product supply obligations. Except for certain product supply obligations which are considered distinct and accounted for as separate performance obligations similar to the manner discussed above, all other performance obligations are not considered distinct and are combined into a single performance obligation since the transferred rights are highly integrated and interrelated to BMS's obligation to jointly develop and commercialize the product with the third party. As a result, up-front fees are recognized ratably over time throughout the expected period of the collaboration activities and included in Other (income)/expense, net as the license is combined with other development and commercialization obligations. Contingent development and regulatory milestones that are no longer constrained are recognized in a similar manner on a prospective basis. Royalties and profit sharing are recognized when the underlying sales and profits occur and are included in Alliance and other revenue. Refer to “—Note 3. Alliances” for further information.

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Prioritized Brands
Revlimid	$1,299	$—	$—
Eliquis	7,929	6,438	4,872
Opdivo	7,204	6,735	4,948
Orencia	2,977	2,710	2,479
Pomalyst/Imnovid	322	—	—
Sprycel	2,110	2,000	2,005
Yervoy	1,489	1,330	1,244
Abraxane	166	—	—
Empliciti	357	247	231
Inrebic	5	—	—

Established Brands
Baraclude	555	744	1,052
Vidaza	58	—	—
Other Brands(a)	1,674	2,357	3,945
Total Revenues	$26,145	$22,561	$20,776

United States	$15,342	$12,586	$11,358
Europe	6,266	5,658	4,988
Rest of World	4,013	3,733	3,877
Other(b)	524	584	553
Total Revenues	$26,145	$22,561	$20,776

(a)	Includes BMS and Celgene products in 2019.

(b)	Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized upon the adoption of ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the year ended December 31, 2019 and 2018. Revenue recognized from performance obligations satisfied in prior periods was $411 million and $495 million for the years ended December 31, 2019 and 2018, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales. Contract assets were not material at December 31, 2019 and 2018.

Sales commissions and other incremental costs of obtaining customer contracts are expensed as incurred as the amortization periods would be less than one year.

Note 3. ALLIANCES

BMS enters into collaboration arrangements with third parties for the development and commercialization of certain products. Although each of these arrangements is unique in nature, both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. BMS may either in-license intellectual property owned by the other party or out-license its intellectual property to the other party. These arrangements also typically include research, development, manufacturing, and/or commercial activities and can cover a single investigational compound or commercial product or multiple compounds and/or products in various life cycle stages. The rights and obligations of the parties can be global or limited to geographic regions. BMS refer to these collaborations as alliances and its partners as alliance partners.

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

•
Upfront and contingent development and approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the expected period of BMS's development and co-promotion obligation through the market exclusivity period or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in Other (income)/expense, net as the activities being performed at that time are not related to the sale of commercial products included in BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations.

•
Upfront and contingent approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows.

•	Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in Research and development expense.

•	Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in Other (income)/expense, net when earned.

•	All payments between BMS and its alliance partners are presented in Cash Flows From Operating Activities.

Selected financial information pertaining to alliances was as follows, including net product sales when BMS is the principal in the third-party customer sale for products subject to the alliance. Expenses summarized below do not include all amounts attributed to the activities for the products in the alliance, but only the payments between the alliance partners or the related amortization if the payments were deferred or capitalized.

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Revenues from alliances:
Net product sales	$9,944	$8,359	$6,917
Alliance revenues	597	647	962
Total Revenues	$10,541	$9,006	$7,879

Payments to/(from) alliance partners:
Cost of products sold	$4,169	$3,439	$2,718
Marketing, selling and administrative	(127)	(104)	(62)
Research and development	42	1,044	(28)
Other (income)/expense, net	(60)	(67)	(46)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2019	2018
Receivables – from alliance partners	$347	$395
Accounts payable – to alliance partners	1,026	904
Deferred income from alliances(a)	431	491

(a)	Includes unamortized upfront and milestone payments.

Specific information pertaining to significant alliances is discussed below, including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections; and the statements of earnings classification of and amounts attributable to payments between the parties.

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

BMS did not allocate consideration to the rights transferred to Pfizer as such rights were not sold separately by BMS or any other party, nor could Pfizer receive any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement. As such, the global alliance was treated as a single unit of accounting and upfront proceeds and any subsequent contingent milestone proceeds are amortized over the expected period of BMS's co-promotion obligation through the market exclusivity period. BMS received $884 million in non-refundable upfront, milestone and other licensing payments related to Eliquis through December 31, 2019. Amortization of the Eliquis deferred income is included in Other (income)/expense, net as Eliquis was not a commercial product at the commencement of the alliance.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Revenues from Pfizer alliance:
Net product sales	$7,711	$6,329	$4,808
Alliance revenues	218	109	64
Total Revenues	$7,929	$6,438	$4,872

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$3,745	$3,078	$2,314
Other (income)/expense, net – Amortization of deferred income	(55)	(55)	(55)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2019	2018
Receivables	$247	$220
Accounts payable	922	786
Deferred income	355	410

Otsuka

BMS and Otsuka co-promoted Sprycel in the U.S. and the EU through 2019. BMS is responsible for the development and manufacture of the product and is also the principal in the end customer product sales. A fee is paid to Otsuka through 2020 based on net sales levels in the Oncology Territory (U.S., Japan and the EU) that equates to $294 million on the first $1 billion of annual net sales plus 1% of net sales in excess of $1 billion.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Revenues from Otsuka alliances:
Net product sales – Oncology territory	$1,794	$1,705	$1,699

Payments to Otsuka:
Cost of products sold – Oncology fee	302	297	299

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

In 2018, BMS provided Ono with a right to accept NKTR-214 into their alliance upon completion of a Phase I clinical study of Opdivo and NKTR-214 in the Ono Territory. If the right is exercised, Ono will partially reimburse BMS for development costs incurred with the study and share in certain future development costs, contingent milestone payments, profits and losses under the collaboration with Nektar. Ono exercised the right to accept NKTR-214 into its alliance with BMS in 2019.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Revenues from Ono alliances:
Net product sales	$194	$165	$145
Alliance revenues	305	294	268
Total Revenues	$499	$459	$413

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments.

Nektar

In 2018, BMS and Nektar commenced a worldwide license and collaboration for the development and commercialization of Bempegaldesleukin (NKTR-214), Nektar's investigational immuno-stimulatory therapy designed to selectively expand specific cancer-fighting T cells and natural killer cells directly in the tumor micro-environment. In January 2020, the parties amended the collaboration agreement. The Opdivo and NKTR-214 combination therapy is currently in Phase III clinical studies for melanoma, muscle-invasive bladder cancer and RCC. A joint development plan agreed by the parties as part of the original agreement, and updated as part of the January 2020 amendment, specifies development in certain indications and tumor types with each party responsible for the supply of their own product. BMS's share of the development costs associated with therapies comprising a BMS medicine used in combination with NKTR-214 is 67.5%, subject to certain cost caps for Nektar. The January 2020 amendment retains the cost sharing percentages from the original agreement. The parties will also jointly commercialize the therapies, subject to regulatory approval. BMS's share of global NKTR-214 profits and losses will be 35% subject to certain annual loss caps for Nektar.

BMS paid Nektar $1.85 billion for the rights discussed above and 8.3 million shares of Nektar common stock representing a 4.8% ownership interest. BMS's equity ownership is subject to certain lock-up, standstill and voting provisions for a five-year period. The amount of the up-front payment allocated to the equity investment was $800 million after considering Nektar's stock price on the date of closing and current limitations on trading the securities. The remaining $1.05 billion of the up-front payment was allocated to the rights discussed above and included in Research and development expense in the second quarter of 2018. BMS will also pay up to $1.8 billion upon the achievement of contingent development, regulatory and sales-based milestones over the life of the alliance period. Research and development expense payable under this agreement with Nektar was $108 million and $59 million for the years ended December 31, 2019 and 2018, respectively.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Business Combination

Celgene

On November 20, 2019, BMS completed the Celgene acquisition. The acquisition is expected to create a leading biopharmaceutical company, well positioned for sustained innovation and long-term growth and to address the needs of patients with cancer, inflammatory, immunologic or cardiovascular diseases through high-value innovative medicines and leading scientific capabilities. Each share of Celgene common stock was converted into a right to receive one share of BMS common stock and $50.00 in cash. Celgene shareholders also received one tradeable contingent value right (“CVR”) for each share of Celgene common stock representing the right to receive $9.00 in cash, subject to the achievement of future regulatory milestones.

The aggregate cash paid in connection with the Celgene acquisition was $35.7 billion (or $24.6 billion net of cash acquired). BMS funded the acquisition through cash on-hand and debt proceeds, as described in “—Note 9. Financial Instruments and Fair Value Measurements.”

The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change, including the valuation of inventory, property, plant and equipment and intangible assets and income taxes and legal contingencies among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The total consideration for the acquisition consisted of the following:

Amounts in Millions, Except Per Share Data	Total Consideration
Celgene shares outstanding at November 19, 2019	714.9
Cash per share	$50
Cash consideration for outstanding shares	35,745

Celgene shares outstanding at November 19, 2019	714.9
Closing price of BMS common stock on November 19, 2019	$56.48
Estimated fair value of share consideration	40,378

Celgene shares outstanding at November 19, 2019	714.9
Closing price of CVR(a)	$2.30
Fair value of CVRs	1,644

Fair value of replacement options	1,428
Fair value of replacement restricted share awards	987
Fair value of CVRs issued to option and share award holders	87
Fair value of share-based compensation awards attributable to pre-combination service(b)	2,502

Total consideration transferred	$80,269

(a)	The closing price of CVR is based on the first trade on November 21, 2019.

(b)	Fair value of the awards attributed to post-combination services of $1.0 billion will be included in compensation costs. Refer to “—Note 18. Employee Stock Benefit Plans” for more information.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective preliminary fair values summarized below:

Dollars in Millions	Preliminary Purchase Price Allocation
Cash and cash equivalents	$11,179
Receivables	2,652
Inventories	4,511
Property, plant and equipment	1,342
Intangible assets(a)	64,027
Otezla* assets held-for-sale(b)	13,400
Other assets	3,408
Accounts payable	(363)
Income taxes payable	(2,718)
Deferred income tax liabilities	(7,339)
Debt	(21,782)
Other liabilities	(4,017)
Identifiable net assets acquired	64,300
Goodwill(c)	15,969
Total consideration transferred	$80,269

(a)
Intangible assets consists of currently marketed product rights of approximately $44.5 billion (amortized over 5.1 years calculated using the weighted-average useful life of the assets) and IPRD of approximately $19.5 billion (not amortized), and were valued using the multi-period excess earnings method. This method starts with a forecast of all of the expected future net cash flows associated with the asset and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

(b)
Amount includes $381 million of inventory, $13.0 billion of developed product rights, $19 million of accrued liabilities and $5 million of other non-current liabilities. Refer to “—Divestitures” for more information.

(c)
Goodwill represents the going-concern value associated with future product discovery beyond the existing pipeline and expected value of synergies resulting from cost savings and avoidance not attributed to identifiable assets. Goodwill is not deductible for tax purposes.

BMS's Consolidated Statement of Earnings for the year ended December 31, 2019, include $1.9 billion of Revenues and $1.6 billion of Net Loss associated with the result of operations of Celgene from the acquisition date to December 31, 2019.

Acquisition expenses were $657 million during the year ended December 31, 2019, including financial advisory, legal, proxy filing, regulatory, financing fees and hedge costs.

The following unaudited pro forma information has been prepared as if the Celgene acquisition and the Otezla* divestiture had occurred on January 1, 2018. The unaudited supplemental pro forma consolidated results do not purport to reflect what the combined Company's results of operations would have been nor do they project the future results of operations of the combined Company. The unaudited supplemental pro forma consolidated results reflect the historical financial information of BMS and Celgene, adjusted to give effect to the Celgene acquisition and the Otezla* divestitures as if it had occurred on January 1, 2018, primarily for the following adjustments:

•	Amortization expenses primarily related to fair value adjustments to Celgene's intangible assets, inventories and debt.

•	Non-recurring acquisition-related costs directly attributable to the Celgene acquisition and tax expense directly attributable to the Otezla* divestiture.

•	Interest expense, including amortization of deferred financing fees, attributable to the Celgene acquisition financing.

•	Elimination of historical revenue and expenses related to Otezla*. Refer to “—Divestitures.”

The above adjustments were adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.

	Year Ended December 31,
Amounts in Million	2019	2018
Total Revenues	$39,759	$36,243
Net Earnings/(Loss)	3,369	(4,083)

Asset Acquisitions

Certain transactions are accounted for as asset acquisitions since they were determined not to be a business as that term is defined in ASC 805 primarily because no significant processes were acquired. As a result, the amounts allocated to the lead investigational compounds are expensed and not capitalized.

In 2017, BMS acquired all of the outstanding shares of IFM Therapeutics, Inc. (“IFM”), a private biotechnology company focused on developing therapies that modulate novel targets in the innate immune system to treat cancer, autoimmunity and inflammatory diseases. The acquisition provided BMS with full rights to IFM's preclinical STING and NLRP3 agonist programs focused on enhancing the innate immune response for treating cancer. The transaction price included an upfront payment of $325 million and contingent consideration of $2.0 billion. The up-front payment was included in Research and development expense except for $14 million that was allocated to net operating loss and tax credit carryforwards. Contingent consideration includes development, regulatory and sales-based milestone payments, of which $25 million was included in Research and development expense in both 2019 and 2018, following the commencement of two Phase I clinical studies. BMS may pay up to $555 million in additional contingent milestones for any subsequent products selected from IFM's preclinical STING and NLRP3 agonist programs.

Research and development expense also includes $60 million in 2018 and $450 million in 2017 resulting from the occurrence of certain development and regulatory events attributed to asset acquisition completed prior to 2017, including Flexus Biosciences, Inc., Cardioxyl Pharmaceuticals, Inc. and Cormorant Pharmaceuticals.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures and assets held-for-sale were not material in all periods presented (excluding divestiture gains or losses).

	Proceeds(a)			Divestiture Gains			Royalty Income
Dollars in Millions	2019	2018	2017	2019	2018	2017	2019	2018	2017
Otezla*	$13,400	$—	$—	$—	$—	$—	$—	$—	$—
UPSA Business	1,508	—	—	(1,157)	—	—	—	—	—
Diabetes Business	661	579	405	—	—	(126)	(650)	(661)	(329)
Erbitux* Business	15	216	218	—	—	—	(23)	(145)	(224)
Manufacturing Operations	48	160	—	1	—	—	—	—	—
Plavix* and Avapro*/Avalide*	—	80	—	—	—	—	—	—	—
Investigational HIV Business	—	—	—	—	—	(11)	—	—	—
Mature Brands and Other	10	212	28	(12)	(178)	(24)	(13)	(8)	(4)
Total	$15,642	$1,247	$651	$(1,168)	$(178)	$(161)	$(686)	$(814)	$(557)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

Otezla*

In order to complete the Celgene acquisition, BMS was required by the FTC to divest certain products. To allow the acquisition to close on a timely basis in light of concerns expressed by the FTC, Celgene entered into a purchase agreement with Amgen on August 25, 2019 under which Amgen would acquire the global rights to Otezla* (apremilast) for $13.4 billion of cash. On November 21, 2019, BMS completed the divestiture of Otezla* to Amgen. The transaction was accounted for as an asset divestiture. Otezla* was acquired as part of the Celgene acquisition and was classified as held-for-sale at the time of the acquisition. The estimated fair value of Otezla* net assets consisted of $13.0 billion of developed product rights and $381 million of inventory.

UPSA Business

In 2019, BMS sold its UPSA consumer health business, including the shares of UPSA SAS and BMS's assets and liabilities relating to the UPSA product portfolio, to Taisho Pharmaceutical Co., Ltd. The transaction was accounted for as the sale of a business. The UPSA business was treated as a single disposal group held-for-sale as of December 31, 2018.

Diabetes Business

In February 2014, BMS and AstraZeneca terminated their diabetes business alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Consideration for the transaction included tiered royalty payments ranging from 10% to 25% based on net sales through 2025. Royalties were $533 million in 2019, $457 million in 2018 and $229 million in 2017. Contingent consideration of $100 million was received in 2017 resulting in an additional gain upon achievement of a regulatory approval milestone.

In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales in the U.S. to CPPIB. The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS received an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018 including $45 million in 2018 and $100 million in 2017, and paid $48 million in 2019.

In November 2017, BMS transferred a percentage of its future royalty rights on a portion of Onglyza* and Farxiga* net product sales to Royalty Pharma. The transferred rights represent approximately 20% to 25% of potential future royalties BMS is entitled to for those products in 2020 to 2025. In exchange for the transfer, BMS received an additional tiered-based royalty on Onglyza* and Farxiga* net product sales from Royalty Pharma including $165 million in 2019 and $159 million in 2018.

Erbitux* Business

BMS had a commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the co-development and promotion of Erbitux* in the U.S., Canada and Japan. BMS was the principal in the end customer product sales in North America and paid Lilly a distribution fee for 39% of Erbitux* net sales in North America plus a share of certain royalties paid by Lilly.

In October 2015, BMS transferred its rights to Erbitux* in North America to Lilly in exchange for tiered sales-based royalties through September 2018, including $145 million in 2018 and $207 million in 2017.

BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032. Royalties earned were $17 million in 2017. As a result of the adoption of ASC 610 in the first quarter of 2018, estimated future royalties resulting from the transfer of rights to Merck KGaA were recorded as a cumulative effect adjustment in Retained earnings. A $23 million change in estimated future royalties was included in 2019.

Manufacturing Operations

In 2019, BMS sold its manufacturing and packaging facility in Anagni, Italy to Catalent Inc. The transaction was accounted for as the sale of a business. The divestiture includes the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations. The assets were reduced to their relative fair value after considering the purchase price resulting in an impairment charge of $121 million that was included in Cost of products sold. Catalent Inc. will provide certain manufacturing and packaging services for BMS for a period of time.

In 2017, BMS sold its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek Co., Ltd. Proceeds were received in the first quarter of 2018. The transaction was accounted for as the sale of a business. The divestiture includes the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations. The assets were reduced to their relative fair value after considering the purchase price resulting in an impairment charge of $146 million that was included in Cost of products sold. SK Biotek Co., Ltd. will provide certain manufacturing services for BMS for a period of time.

Plavix* and Avapro*/Avalide*

Sanofi reacquired BMS's co-development and co-commercialization agreements for Plavix* and Avapro*/Avalide* in 2013. Consideration for the transfer of rights included quarterly royalties through December 31, 2018 and a $200 million terminal payment received in 2018 of which $120 million was allocated to opt-out markets and $80 million was allocated to BMS's 49.9% interest in the Europe and Asia territory partnership. Royalties expected to be received in 2018 and the portion of terminal payment allocated to opt-out markets was reflected as a contract asset and cumulative effect adjustment upon adoption of ASC 610 in 2018 as BMS had fulfilled its performance obligation. The $80 million allocated to BMS's partnership interest was deferred as of December 31, 2018 and recognized when transferred to Sanofi in 2019.

Royalties earned from Sanofi in the territory covering the Americas and Australia and opt-out markets were presented in Alliance revenues and aggregated $26 million in 2018 and $200 million in 2017. Royalties attributed to the territory covering Europe and Asia earned by the territory partnership and paid to BMS were included in equity in net loss/(income) of affiliates and amounted to $96 million in 2018 and $95 million in 2017.

Investigational HIV Business

In 2016, BMS sold its investigational HIV medicines business consisting of a number of R&D programs at different stages of discovery and development to ViiV Healthcare. BMS received $350 million and is also entitled to receive from ViiV Healthcare contingent development and regulatory milestone payments of up to $1.1 billion, sales-based milestone payments of up to $4.3 billion and future tiered royalties. BMS earned transitional fees of $10 million for certain R&D and other services in 2017.

Mature Brands and Other
Divestitures include several brands sold to Cheplapharm resulting in proceeds of $153 million and divestiture gains of $127 million in 2018.

Assets Held-For-Sale

The following table summarizes the UPSA consumer health business net assets held-for-sale as of December 31, 2018:

Dollars in Millions	December 31, 2018
Receivables	$79
Inventories	81
Property, plant and equipment	187
Goodwill	127
Other	5
Assets held-for-sale	479

Accounts payable	35
Other current liabilities	78
Deferred income taxes	25
Other liabilities	14
Liabilities related to assets held-for-sale	152

Net assets held-for-sale	$327

Licensing and Other Arrangements

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

Biogen

In 2017, BMS out-licensed to Biogen exclusive rights to develop and commercialize BMS-986168, an anti-eTau compound in development for Progressive Supranuclear Palsy and Alzheimer's disease. Biogen paid $300 million to BMS which was included in Other (income)/expense, net. BMS is also entitled to contingent development, regulatory and sales-based milestone payments of up to $360 million if achieved and future royalties. BMS originally acquired the rights to this compound in 2014 through its acquisition of iPierian, Inc. Biogen assumed all of BMS’s applicable remaining obligations to the former stockholders of iPierian, Inc.

Roche

In 2017, BMS out-licensed to Roche exclusive rights to develop and commercialize BMS-986089, an anti-myostatin adnectin in development for Duchenne Muscular Dystrophy. Roche paid $170 million to BMS which was included in Other (income)/expense, net. Roche has ceased the development in Duchenne Muscular Dystrophy in 2019.

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

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Interest expense	$656	$183	$196
Pension and postretirement	1,599	(27)	(1)
Royalties and licensing income	(1,360)	(1,353)	(1,351)
Divestiture gains	(1,168)	(178)	(164)
Acquisition expenses	657	—	—
Contingent value rights	523	—	—
Investment income	(464)	(173)	(126)
Integration expenses	415	—	—
Provision for restructuring	301	131	293
Equity investment (gains)/losses	(279)	512	(23)
Litigation and other settlements	77	76	(487)
Transition and other service fees	(37)	(12)	(37)
Intangible asset impairment	15	64	—
Equity in net loss/(income) of affiliates	4	(93)	(75)
Loss on debt redemption	—	—	109
Other	(1)	16	(19)
Other (income)/expense, net	$938	$(854)	$(1,685)
Note 6. RESTRUCTURING

A restructuring and integration plan is being implemented as an initiative to realize $2.5 billion of expected cost synergies resulting from cost savings and avoidance from the Celgene acquisition. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). The majority of charges are expected to be incurred through 2022, and range between $2.8 billion to $3.0 billion. These costs consist of integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 125 in 2019.

The following tables summarize the charges and activity related to the Celgene acquisition:

Dollars in Millions	Year Ended December 31, 2019
Provision for restructuring	$256
Integration expenses	415
Asset impairments	3
Total charges	$674

Dollars in Millions	Year Ended December 31, 2019
Research and development	$3
Other (income)/expense, net	671
Total charges	$674

Dollars in Millions	Year Ended December 31, 2019
Liability at January 1	$—
Provision for restructuring(a)	111
Payments	(34)
Liability at December 31	$77

(a)	Excludes $145 million of accelerated stock-based compensation.

In October 2016, a restructuring plan was announced to evolve and streamline BMS's operating model. The majority of charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion, and consist of employee termination benefit costs, contract termination costs, accelerated depreciation and impairment charges and other costs associated with manufacturing and R&D site exits. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges. Charges of approximately $1.4 billion have been recognized for these actions since the announcement. Employee workforce reductions were approximately 100 in 2019, 900 in 2018 and 1,900 in 2017.

The following tables summarize the charges and activity related to the Company transformation:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Employee termination costs	$17	$87	$267
Other termination costs	28	44	26
Provision for restructuring	45	131	293
Accelerated depreciation	133	113	289
Asset impairments	127	16	241
Other shutdown costs	—	8	3
Total charges	$305	$268	$826

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Cost of products sold	$180	$57	$149
Marketing, selling and administrative	1	1	1
Research and development	79	79	383
Other (income)/expense, net	45	131	293
Total charges	$305	$268	$826

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Liability at December 31	$99	$186	$114
Cease-use liability reclassification	(3)	—	—
Liability at January 1	96	186	114
Charges	49	148	319
Change in estimates	(4)	(17)	(26)
Provision for restructuring	45	131	293
Foreign currency translation and other	(1)	1	18
Payments	(117)	(219)	(239)
Liability at December 31	$23	$99	$186

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Current:
U.S.	$1,002	$566	$3,304
Non-U.S.	1,437	410	399
Total Current	2,439	976	3,703
Deferred:
U.S.	(113)	(51)	541
Non-U.S.	(811)	96	(88)
Total Deferred	(924)	45	453
Total Provision	$1,515	$1,021	$4,156

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was as follows:

	% of Earnings Before Income Taxes
Dollars in Millions	2019		2018		2017
Earnings before income taxes:
U.S.	$542		$2,338		$2,280
Non-U.S.	4,433		3,630		2,851
Total	4,975		5,968		5,131
U.S. statutory rate	1,045	21.0%	1,253	21.0%	1,796	35.0%
Deemed repatriation transition tax	—	—	(56)	(0.9)%	2,611	50.9%
Deferred tax remeasurement	—	—	—	—	285	5.6%
Global intangible low taxed income (GILTI)	849	17.1%	94	1.6%	—	—
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(68)	(1.4)%	(202)	(3.4)%	(561)	(10.9)%
U.S. Federal valuation allowance	25	0.5%	119	2.0%	—	—
U.S. Federal, state and foreign contingent tax matters	(13)	(0.3)%	(55)	(0.9)%	72	1.4%
U.S. Federal research based credits	(138)	(2.8)%	(138)	(2.3)%	(144)	(2.8)%
Fair value adjustments for contingent value rights	110	2.2%	—	—	—	—
Non-deductible R&D charges	5	0.1%	17	0.3%	266	5.2%
Puerto Rico excise tax	(163)	(3.3)%	(152)	(2.6)%	(131)	(2.6)%
Domestic manufacturing deduction	—	—	—	—	(78)	(1.5)%
State and local taxes (net of valuation allowance)	(16)	(0.3)%	67	1.1%	77	1.5%
Foreign and other	(121)	(2.3)%	74	1.2%	(37)	(0.8)%
Total	$1,515	30.5%	$1,021	17.1%	$4,156	81.0%

The effective tax rate in 2017 reflects the additional tax expense of $2.9 billion recognized upon enactment of the Act, increasing the effective tax rate by 56.7%. The effective tax rate in 2018 includes favorable measurement period adjustments to the provisional amounts recorded in 2017 associated with the Act of $56 million, or 0.9%. The accounting for the reduction of deferred tax assets to the 21% tax rate was complete as of December 31, 2017, and the tax charge for the deemed repatriation transition tax was complete as of December 31, 2018.

A GILTI tax associated with the Otezla* divestiture was $808 million in 2019.

Prior to the enactment of the Act, earnings for certain of BMS’s manufacturing operations in low tax jurisdictions, such as Switzerland, Ireland and Puerto Rico, were indefinitely reinvested. As a result of the transition tax under the Act, BMS is no longer indefinitely reinvested with respect to its undistributed earnings from foreign subsidiaries and has provided a deferred tax liability or foreign and state income and withholding tax that would apply. BMS remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its foreign subsidiaries. A determination of the deferred tax liability with respect to this basis difference is not practicable. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

A U.S. Federal valuation allowance was established in 2018 and 2019 as a result of the Nektar equity investment fair value losses that would be considered limited as a capital loss.

U.S. Federal, state and foreign contingent tax matters includes a $81 million tax benefit in 2019 and $119 million tax benefit in 2018 with respect to lapse of statutes.

Fair value adjustments for contingent value rights are not deductible for tax purposes.

Non deductible R&D charges primarily result from acquisition related and milestone payments to former shareholders including Flexus Biosciences, Inc., Cardioxyl Pharmaceuticals, Inc. and IFM Therapeutics, Inc. in 2017.

Puerto Rico imposes an excise tax on the gross company purchase price of goods sold from BMS’s manufacturer in Puerto Rico. The excise tax is recognized in Cost of products sold when the intra-entity sale occurs. For U.S. income tax purposes, the excise tax is not deductible but results in foreign tax credits that are generally recognized in BMS’s provision for income taxes when the excise tax is incurred.

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2019	2018
Deferred tax assets
Foreign net operating loss carryforwards	$2,480	$2,978
State net operating loss and credit carryforwards	263	121
U.S. Federal net operating loss and credit carryforwards	88	67
Deferred income	160	188
Milestone payments and license fees	558	552
Inventory	56	114
Other foreign deferred tax assets	370	327
Share-based compensation	521	54
Other	434	377
Total deferred tax assets	4,930	4,778
Valuation allowance	(2,844)	(3,193)
Deferred tax assets net of valuation allowance	$2,086	$1,585

Deferred tax liabilities
Depreciation	$(113)	$(61)
Acquired intangible assets	(7,387)	(220)
Goodwill and other	(530)	(533)
Total deferred tax liabilities	$(8,030)	$(814)

Deferred tax (liabilities)/assets, net	$(5,944)	$771

Recognized as:
Deferred income taxes assets – non-current	$510	$815
Deferred income taxes liabilities – non-current	(6,454)	(19)
Liabilities related to assets held-for-sale	—	(25)
Total	$(5,944)	$771

The U.S. Federal net operating loss carryforwards were $216 million at December 31, 2019. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2019 (certain amounts have unlimited lives).

At December 31, 2019, a valuation allowance of $2.8 billion was established for the following items: $2.4 billion primarily for foreign net operating loss and tax credit carryforwards, $206 million for state deferred tax assets including net operating loss and tax credit carryforwards and $218 million for U.S. Federal deferred tax assets including equity fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Balance at beginning of year	$3,193	$2,827	$3,078
Provision	75	458	50
Utilization	(423)	(43)	(335)
Foreign currency translation	(132)	(48)	341
Acquisitions	228	—	2
Non U.S. rate change	(97)	(1)	(309)
Balance at end of year	$2,844	$3,193	$2,827

Income tax payments were $1,503 million in 2019, $747 million in 2018 and $546 million in 2017.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Balance at beginning of year	$995	$1,155	$995
Gross additions to tax positions related to current year	170	48	173
Gross additions to tax positions related to prior years	19	21	30
Gross additions to tax positions assumed in acquisitions	852	—	—
Gross reductions to tax positions related to prior years	(35)	(106)	(22)
Settlements	(23)	2	(20)
Reductions to tax positions related to lapse of statute	(72)	(119)	(13)
Cumulative translation adjustment	(1)	(6)	12
Balance at end of year	$1,905	$995	$1,155

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,809	$853	$1,002
Accrued interest	292	167	148
Accrued penalties	10	11	15

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

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2019 could decrease in the range of approximately $290 million to $330 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2019
Canada	2012 to 2019
France	2016 to 2019
Germany	2008 to 2019
Italy	2015 to 2019
Japan	2014 to 2019
Switzerland	2015 to 2019
UK	2012 to 2019

Note 8. EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2019	2018	2017
Net Earnings Attributable to BMS used for Basic and Diluted EPS Calculation	$3,439	$4,920	$1,007

Weighted-average common shares outstanding - basic	1,705	1,633	1,645
Incremental shares attributable to share-based compensation plans	7	4	7
Weighted-average common shares outstanding - diluted	1,712	1,637	1,652

Earnings per Common Share
Basic	$2.02	$3.01	$0.61
Diluted	2.01	3.01	0.61

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

Fair Value Measurements — The fair value of financial instruments are classified into one of the following categories:

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

Level 3 unobservable inputs are used when little or no market data is available. Level 3 financial liabilities consist of other acquisition related contingent consideration and success payments related to undeveloped product rights resulting from the Celgene acquisition.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2019			December 31, 2018
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2
Cash and cash equivalents - Money market and other securities	$—	$10,448	$—	$—	$6,173
Marketable debt securities:
Certificates of deposit	—	1,227	—	—	971
Commercial paper	—	1,093	—	—	273
Corporate debt securities	—	1,494	—	—	2,379
Derivative assets	—	140	—	—	44
Equity investments	2,020	175	—	88	391
Derivative liabilities	—	(40)	—	—	(31)
Contingent consideration liability:
Contingent value rights	2,275	—	—	—	—
Other acquisition related contingent consideration	—	—	106	—	—

Contingent consideration obligations are recorded at their estimated fair values and BMS revalues these obligations each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of December 31, 2019 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	December 31, 2019
Discount rate	2.2% to 3.2% (2.6%)
Probability of payment	0% to 68% (4.1%)
Projected year of payment for development and regulatory milestones	2020 to 2029 (2024)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A

There were no transfers between levels 1, 2 and 3 during the year ended December 31, 2019. The following table represents a roll-forward of the fair value of level 3 instruments:

Dollars in Millions	Year Ended December 31, 2019
Fair value as of January 1	$—
Celgene acquisition	106
Fair value as of December 31	$106

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other (income)/expense, net. The following table summarizes BMS's available-for-sale debt securities and equity investments:

	December 31, 2019				December 31, 2018
Dollars in Millions	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Certificates of deposit	$1,227	$—	$—	$1,227	$971	$—	$—	$971
Commercial paper	1,093	—	—	1,093	273	—	—	273
Corporate debt securities	1,487	8	(1)	1,494	2,416	—	(37)	2,379
	$3,807	$8	$(1)	3,814	$3,660	$—	$(37)	3,623

Equity investments				2,195				479
Total				$6,009				$4,102

	December 31,
Dollars in Millions	2019	2018
Marketable debt securities - current	$3,047	$1,848
Other current assets	—	125
Marketable debt securities - non-current(a)	767	1,775
Other non-current assets	2,195	354
Total	$6,009	$4,102

(a)	All non-current marketable debt securities mature within five years as of December 31, 2019 and December 31, 2018.

Equity investments not measured at fair value and excluded from the above table were limited partnerships and other equity method investments of $429 million at December 31, 2019 and $114 million at December 31, 2018 and other equity investments without readily determinable fair values of $781 million at December 31, 2019 and $206 million at December 31, 2018. These amounts are included in Other non-current assets.

The following table summarizes net gain/(loss) recorded for equity investments with readily determinable fair values held as of December 31, 2019:

	Year Ended December 31,
Dollars in Millions	2019	2018
Net gain/(loss) recognized	$170	$(530)
Less: Net gain recognized for equity investments sold	14	7
Net unrealized gain/(loss) on equity investments held	$156	$(537)

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. Upon adoption of the amended guidance for derivatives and hedging, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the derivatives qualifying as cash flow hedges component of Other Comprehensive Income/(Loss). The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $1.8 billion and Japanese yen of $911 million at December 31, 2019.

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

BMS may hedge a portion of its future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, BMS sells (or writes) a local currency call option and purchases a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of December 31, 2019 had settlement dates within 12 months. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at December 31, 2019 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

In January 2018, $300 million of cross-currency interest rate swap contracts maturing in December 2022 were entered into and designated to hedge Japanese yen currency exposures of BMS's net investment in its Japan subsidiary. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (1.8% as of December 31, 2019) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

Following the announcement of the Celgene acquisition, forward starting interest rate swap option contracts were entered into with a total notional value of $7.6 billion to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the acquisition. In April 2019, deal contingent forward starting interest rate swap contracts were entered into, with an aggregate notional principal amount of $10.4 billion to hedge interest rate risk associated with the anticipated issuance of long-term debt to fund the acquisition and the forward starting interest rate swap option contracts were terminated. The deal contingent forward starting interest rate swap contracts were terminated upon the completion of the Celgene acquisition.

The following summarizes the fair value of outstanding derivatives:

	December 31, 2019				December 31, 2018
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$6	$—	$—	$—	$—	$755	$(10)
Cross-currency interest rate swap contracts	175	2	125	(1)	50	—	250	(5)
Foreign currency forward contracts	766	27	980	(20)	1,503	44	496	(10)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	2,342	91	1,173	(10)	54	—	600	(6)
Foreign currency zero-cost collar contracts	2,482	14	2,235	(9)	—	—	—	—

(a)	Included in Other current assets and Other non-current assets.

(b)	Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Year Ended December 31,
	2019		2018		2017
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(24)	$—	$(23)	$—	$(31)
Cross-currency interest rate swap contracts	—	(9)	—	(8)	—	—
Foreign currency forward contracts	(103)	11	(4)	(14)	(12)	52
Forward starting interest rate swap option contracts	—	35	—	—	—	—
Deal contingent forward starting interest rate swap contracts	—	240	—	—	—	—
Foreign currency zero-cost collar contracts	—	2	—	—	—	—

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$65	$86	$(108)
Reclassified to Cost of products sold	(103)	(4)	(12)
Reclassified to Other (income)/expense, net	—	—	36

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	6	(5)	—

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	29	45	(134)

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

In 2019, BMS issued an aggregate principal amount of approximately $19.0 billion of floating rate and fixed rate unsecured senior notes with proceeds net of discount and deferred loan issuance costs of $18.8 billion. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and the fixed rate notes are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

In 2017, BMS issued an aggregate principal amount of $1.5 billion of senior unsecured notes in registered public offerings with proceeds net of discount and deferred loan issuance costs of $1.5 billion. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

In connection with the Celgene acquisition, BMS commenced offers to exchange outstanding notes issued by Celgene of approximately $19.9 billion for a like-amount of new notes to be issued by BMS (the “exchange offers”). This exchange transaction was accounted for as a modification of the assumed debt instruments. Following the settlement of the exchange offers, BMS issued approximately $18.5 billion of new notes in exchange for the Celgene notes tendered in the exchange offers. The aggregate principal amount of Celgene notes that remained outstanding following the settlement of the exchange offers was approximately $1.3 billion.

The fair value of long-term debt was $50.7 billion and $7.1 billion at December 31, 2019 and 2018, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Repayment of Notes at maturity aggregated $1.3 billion in 2019 and $750 million in 2017.

Interest payments were $414 million in 2019, $218 million in 2018 and $221 million in 2017.

At December 31, 2019, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility that was renewed to January 2021, a $1.0 billion facility expiring in January 2022, and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS's commercial paper borrowings. BMS's $1.0 billion facility and its two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. BMS's 364-day $2.0 billion facility can be renewed for one year on each anniversary date, subject to certain terms and conditions. No borrowings were outstanding under any revolving credit facility at December 31, 2019 or 2018.

BMS also entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche in connection with the Celgene acquisition. The term loan is subject to customary terms and conditions and does not have any financial covenants. The proceeds under the term loan were used to fund a portion of the cash to be paid in the Celgene acquisition and the payment of related fees and expenses. Subsequent to the completion of the acquisition, BMS repaid the term loan in its entirety using cash proceeds generated from the Otezla* divestiture. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were approximately $850 million at December 31, 2019. Stand-by letters of credit are issued through financial institutions in support of guarantees for various obligations. Performance bonds are issued to support a range of ongoing operating activities, including sale of products to hospitals and foreign ministries of health, bonds for customs, duties and value added tax and guarantees related to miscellaneous legal actions.

Short-term debt obligations include:

	December 31,
Dollars in Millions	2019	2018
Non-U.S. short-term borrowings	$351	$320
Current portion of long-term debt	2,763	1,249
Other	232	134
Total	$3,346	$1,703

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2019	2018
Principal Value:
1.600% Notes due 2019	$—	$750
1.750% Notes due 2019	—	500
Floating Rate Notes due 2020	750	—
2.875% Notes due 2020	1,500	—
3.950% Notes due 2020	500	—
2.250% Notes due 2021	500	—
2.550% Notes due 2021	1,000	—
2.875% Notes due 2021	500	—
Floating Rate Notes due 2022	500	—
2.000% Notes due 2022	750	750
2.600% Notes due 2022	1,500	—
3.250% Notes due 2022	1,000	—
3.550% Notes due 2022	1,000	—
2.750% Notes due 2023	750	—
3.250% Notes due 2023	500	500
3.250% Notes due 2023	1,000	—
4.000% Notes due 2023	700	—
7.150% Notes due 2023	302	302
2.900% Notes due 2024	3,250	—
3.625% Notes due 2024	1,000	—
1.000% Euro Notes due 2025	638	655
3.875% Notes due 2025	2,500	—
3.200% Notes due 2026	2,250	—
6.800% Notes due 2026	256	256
3.250% Notes due 2027	750	750
3.450% Notes due 2027	1,000	—
3.900% Notes due 2028	1,500	—
3.400% Notes due 2029	4,000	—
1.750% Euro Notes due 2035	638	655
5.875% Notes due 2036	287	287
6.125% Notes due 2038	226	226
4.125% Notes due 2039	2,000	—
5.700% Notes due 2040	250	—
3.250% Notes due 2042	500	500
5.250% Notes due 2043	400	—
4.500% Notes due 2044	500	500
4.625% Notes due 2044	1,000	—
5.000% Notes due 2045	2,000	—
4.350% Notes due 2047	1,250	—
4.550% Notes due 2048	1,500	—
4.250% Notes due 2049	3,750	—
6.875% Notes due 2097	87	87
0.13% - 5.75% Other - maturing through 2024	51	58
Total	$44,335	$6,776

	December 31,
Dollars in Millions	2019	2018
Principal Value	$44,335	$6,776

Adjustments to Principal Value:
Fair value of interest rate swap contracts	6	(10)
Unamortized basis adjustment from swap terminations	175	201
Unamortized bond discounts and issuance costs	(280)	(72)
Unamortized purchase price adjustments of Celgene debt	1,914	—
Total	$46,150	$6,895

Current portion of long-term debt	2,763	1,249
Long-term debt	43,387	5,646
Total	$46,150	$6,895

Note 10. RECEIVABLES

	December 31,
Dollars in Millions	2019	2018
Trade receivables	$6,888	$4,914
Less charge-backs and cash discounts	(391)	(245)
Less bad debt allowances	(21)	(33)
Net trade receivables	6,476	4,636
Alliance, Royalties, VAT and other	1,209	1,111
Receivables	$7,685	$5,747

Non-U.S. receivables sold on a nonrecourse basis were $797 million in 2019, $756 million in 2018 and $637 million in 2017. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented approximately 50% and 70% of total trade receivables at December 31, 2019 and 2018, respectively.

Changes to the allowances for bad debt, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Balance at beginning of year	$278	$252	$174
Celgene acquisition	116	—	—
Provision	3,725	2,739	2,090
Utilization	(3,705)	(2,707)	(2,015)
Other	(2)	(6)	3
Balance at end of year	$412	$278	$252

Note 11. INVENTORIES

	December 31,
Dollars in Millions	2019	2018
Finished goods	$2,227	$356
Work in process	3,267	1,152
Raw and packaging materials	172	116
Total Inventories	$5,666	$1,624

Inventories	$4,293	$1,195
Other non-current assets	1,373	429

Prior year amounts of certain inventory balances are presented as work in process to conform to the current year presentation rather than finished goods and raw materials. Total Inventories include fair value adjustments resulting from the Celgene acquisition of $3.5 billion, which will be recognized in future periods. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in Millions	2019	2018
Land	$187	$104
Buildings	6,336	5,231
Machinery, equipment and fixtures	3,157	2,962
Construction in progress	527	548
Gross property, plant and equipment	10,207	8,845
Less accumulated depreciation	(3,955)	(3,818)
Property, plant and equipment	$6,252	$5,027

United States	$4,835	$3,772
Europe	1,291	1,140
Rest of the World	126	115
Total	$6,252	$5,027

Depreciation expense was $554 million in 2019, $505 million in 2018 and $682 million in 2017.

Note 13. LEASES

Leased facilities for office, research and development, and storage and distribution purposes, comprise approximately 90% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one year and 20 years. Most leases contain specific renewal options for periods ranging between one year and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. Factors are considered such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. These variable costs include real estate taxes, insurance, utilities, common area maintenance and other operating costs. As the implicit rate on most leases is not readily determinable, an incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining 10% of lease obligations are comprised of vehicles used primarily by salesforce and an R&D facility operated by a third party under management's direction. Vehicle lease terms vary by country with terms generally between one year and four years.

The following table summarizes the components of lease expense:

Dollars in Millions	Year Ended December 31, 2019
Operating lease cost	$115
Variable lease cost	25
Short-term lease cost	20
Sublease income	(4)
Total operating lease expense	$156

Operating lease right-of-use assets and liabilities were as follows:

Dollars in Millions	December 31, 2019	January 1, 2019
Other non-current assets	$704	$543

Other current liabilities	133	40
Other non-current liabilities	672	548
Total liabilities	$805	$588

Future lease payments for non-cancellable operating leases as of December 31, 2019 were as follows:

Dollars in Millions
2020	$165
2021	145
2022	130
2023	104
2024	68
Thereafter	354
Total future lease payments	966

Less imputed interest	161
Total lease liability	$805

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were approximately $100 million per year from 2019 through 2023 and $200 million thereafter.

Right-of-use assets obtained in exchange for new operating lease obligations were $231 million for the year ended December 31, 2019, primarily relates to $223 million of right-of-use assets acquired in the Celgene acquisition. Cash paid for amounts included in the measurement of operating lease liabilities was $79 million for the year ended December 31, 2019, net of a $33 million lease incentive received in the second quarter. The weighted-average remaining lease term was 9 years and the discount rate was 4% as of December 31, 2019.

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

	Estimated Useful Lives	December 31,
Dollars in Millions		2019	2018
Goodwill(a)		$22,488	$6,538

Other intangible assets(a):
Licenses	5 – 15 years	482	510
Acquired developed product rights	3 – 15 years	46,827	2,357
Capitalized software	3 – 10 years	1,297	1,156
IPRD		19,500	32
Gross other intangible assets		68,106	4,055
Less accumulated amortization		(4,137)	(2,964)
Other intangible assets		$63,969	$1,091

(a)
Includes goodwill and other intangible assets recognized as part of the Celgene acquisition in 2019. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information related to the Celgene acquisition.

Amortization expense of other intangible assets was $1,255 million in 2019, $198 million in 2018 and $190 million in 2017. Future annual amortization expense of other intangible assets is expected to be approximately $9.3 billion in 2020, $9.3 billion in 2021, $9.1 billion in 2022, $8.4 billion in 2023, and $7.4 billion in 2024.

Other intangible asset impairment charges were $66 million in 2019, $84 million in 2018 and $80 million in 2017. A $32 million IPRD impairment charge was recorded in Research and development in 2019 following a decision to discontinue development of an investigational compound obtained in the acquisition of Medarex. A $64 million impairment charge was recorded in Other (income)/expense, net in 2018 for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study. A $75 million IPRD impairment charge was recognized and attributed to noncontrolling interest in 2017 after the option to purchase F-Star was not exercised.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in Millions	2019	2018
Prepaid and refundable income taxes	$754	$774
Research and development	410	337
Assets held-for-sale	—	479
Other	819	425
Other current assets	$1,983	$2,015

	December 31,
Dollars in Millions	2019	2018
Equity investments	$3,405	$674
Inventories	1,373	429
Operating leases	704	—
Pension and postretirement	456	809
Restricted cash	390	—
Other	276	112
Other non-current assets	$6,604	$2,024

	December 31,
Dollars in Millions	2019	2018
Rebates and returns	$4,275	$2,417
Income taxes payable	1,517	398
Employee compensation and benefits	1,457	848
Research and development	1,324	805
Dividends	1,025	669
Interest	493	69
Royalties	418	391
Operating leases	133	—
Other	1,871	1,462
Other current liabilities	$12,513	$7,059

	December 31,
Dollars in Millions	2019	2018
Income taxes payable	$5,368	$3,024
Contingent value rights	2,275	—
Pension and postretirement	725	566
Operating leases	672	—
Deferred income	424	468
Deferred compensation	287	231
Other	350	251
Other non-current liabilities	$10,101	$4,540

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2017	2,208	$221	$1,725	$(2,503)	$33,513	536	$(16,779)	$170
Accounting change - cumulative effect(a)	—	—	—	—	(787)	—	—	—
Adjusted balance at January 1, 2017	2,208	221	1,725	(2,503)	32,726	536	(16,779)	170
Net earnings	—	—	—	—	1,007	—	—	27
Other Comprehensive Income/(Loss)	—	—	—	214	—	—	—	—
Cash dividends declared(c)	—	—	—	—	(2,573)	—	—	—
Share repurchase program	—	—	—	—	—	44	(2,477)	—
Stock compensation	—	—	173	—	—	(5)	7	—
Variable interest entity	—	—	—	—	—	—	—	(59)
Distributions	—	—	—	—	—	—	—	(32)
Balance at December 31, 2017	2,208	221	1,898	(2,289)	31,160	575	(19,249)	106
Accounting change - cumulative effect(b)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	221	1,898	(2,323)	31,492	575	(19,249)	106
Net earnings	—	—	—	—	4,920	—	—	27
Other Comprehensive Income/(Loss)	—	—	—	(156)	—	—	—	—
Cash dividends declared(c)	—	—	—	—	(2,630)	—	—	—
Share repurchase program	—	—	—	—	—	5	(313)	—
Stock compensation	—	—	183	—	—	(4)	(12)	—
Adoption of ASU 2018-02(b)	—	—	—	(283)	283	—	—	—
Distributions	—	—	—	—	—	—	—	(37)
Balance at December 31, 2018	2,208	221	2,081	(2,762)	34,065	576	(19,574)	96
Accounting change - cumulative effect(b)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	3,439	—	—	21
Other Comprehensive Income/(Loss)	—	—	—	1,242	—	—	—	—
Celgene acquisition	715	71	42,721	—	—	—	—	—
Cash dividends declared(c)	—	—	—	—	(3,035)	—	—	—
Share repurchase program	—	—	(1,400)	—	—	105	(5,900)	—
Stock compensation	—	—	307	—	—	(9)	117	—
Distributions	—	—	—	—	—	—	—	(17)
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100

(a)	Cumulative effect resulting from adoption of ASU 2016-16.

(b)	Cumulative effect resulting from adoption of ASU 2014-09.

(c)	Cash dividends declared per common share were $1.68, $1.61 and $1.57 in 2019, 2018 and 2017, respectively.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including through Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

In the fourth quarter of 2019, BMS executed accelerated share repurchase agreements (“ASR”) with Morgan Stanley & Co. LLC and Barclays Bank PLC to repurchase an aggregate $7 billion of common stock. The ASR was funded with cash on-hand. Approximately 99 million shares of common stock, representing approximately 80% of the $7 billion aggregate repurchase price at the then current stock price, were delivered to BMS and included in treasury stock. The agreements are expected to settle during the second quarter of 2020, upon which additional shares of common stock may be delivered to BMS or, under certain circumstances, BMS may be required to make a cash payment or may elect to deliver shares of common stock to the counterparties. The total number of shares ultimately repurchased under the ASRs will be determined upon final settlement and will be based on a discount to the volume-weighted average price of BMS’s common stock during the ASR period.

BMS completed accelerated share repurchase agreements that repurchased approximately 36.5 million shares of common stock for an aggregate $2 billion in 2017. The agreements were funded through a combination of debt and cash.

The components of Other Comprehensive Income/(Loss) were as follows:

	Year Ended December 31,
	2019			2018			2017
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$65	$(7)	$58	$86	$(9)	$77	$(101)	$33	$(68)
Reclassified to net earnings(a)	(103)	13	(90)	(4)	(3)	(7)	19	(8)	11
Derivatives qualifying as cash flow hedges	(38)	6	(32)	82	(12)	70	(82)	25	(57)

Pension and postretirement benefits:
Actuarial (losses)/gains	(143)	28	(115)	(89)	(3)	(92)	47	11	58
Amortization(b)	55	(11)	44	65	(13)	52	77	(31)	46
Settlements(b)	1,640	(366)	1,274	121	(28)	93	167	(57)	110
Pension and postretirement benefits	1,552	(349)	1,203	97	(44)	53	291	(77)	214

Available-for-sale securities:
Unrealized gains/(losses)	42	(9)	33	(30)	5	(25)	38	6	44
Realized losses/(gains)(b)	3	—	3	—	—	—	(7)	2	(5)
Available-for-sale securities	45	(9)	36	(30)	5	(25)	31	8	39

Foreign currency translation	43	(8)	35	(245)	(9)	(254)	(20)	38	18

Other Comprehensive Income/(Loss)	$1,602	$(360)	$1,242	$(96)	$(60)	$(156)	$220	$(6)	$214

(a)	Included in Cost of products sold.

(b)	Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

	December 31,
Dollars in Millions	2019	2018
Derivatives qualifying as cash flow hedges	$19	$51
Pension and postretirement benefits	(899)	(2,102)
Available-for-sale securities	6	(30)
Foreign currency translation	(646)	(681)
Accumulated other comprehensive loss	$(1,520)	$(2,762)

Note 17. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan was the Bristol-Myers Squibb Retirement Income Plan (the “Plan”), which covered most U.S. employees. Future benefits related to service for the Plan were eliminated in 2009. BMS contributed at least the minimum amount required by ERISA. Plan benefits were based primarily on the participant’s years of credited service and final average compensation.

In December 2018, BMS announced plans to fully terminate the Plan. Pension obligations related to the Plan were to be distributed through a combination of lump sum payments to eligible Plan participants who elected such payments and through the purchase of group annuity contracts from wholly owned insurance subsidiaries of Athene Holding Ltd. (“Athene”). In 2019, $1.3 billion was distributed to Plan participants who elected lump sum payments during the election window, and group annuity contracts were purchased from Athene for $2.6 billion for the remaining Plan participants for whom Athene irrevocably assumed the pension obligations. These transactions fully terminated the Plan and resulted in a $1.5 billion non-cash pre-tax pension settlement charge in 2019.

BMS acquired Celgene on November 20, 2019. Certain of Celgene's international subsidiaries have both funded and unfunded defined benefit pension plans. We have recorded the fair value of the Celgene plans using assumptions and accounting policies consistent with those disclosed by BMS. Upon acquisition, the excess of projected benefit obligation over the plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated.

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Service cost — benefits earned during the year	$26	$26	$25
Interest cost on projected benefit obligation	115	193	188
Expected return on plan assets	(200)	(386)	(411)
Amortization of prior service credits	(4)	(4)	(4)
Amortization of net actuarial loss	59	74	82
Settlements and Curtailments	1,640	121	159
Special termination benefits	—	—	3
Net periodic pension benefit cost/(credit)	$1,636	$24	$42

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2019, 2018 and 2017.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018
Benefit obligations at beginning of year	$5,966	$6,749
Service cost—benefits earned during the year	26	26
Interest cost	115	193
Settlements and Curtailments	(4,105)	(278)
Actuarial losses/(gains)	777	(523)
Benefits paid	(109)	(123)
Acquisition/Divestiture	262	—
Foreign currency and other	8	(78)
Benefit obligations at end of year	$2,940	$5,966

Fair value of plan assets at beginning of year	$6,129	$6,749
Actual return on plan assets	804	(203)
Employer contributions	63	71
Settlements	(4,104)	(276)
Benefits paid	(109)	(123)
Asset transfer	(424)	—
Acquisition/Divestiture	164	—
Foreign currency and other	13	(89)
Fair value of plan assets at end of year	$2,536	$6,129

(Unfunded)/Funded status	$(404)	$163

Assets/(Liabilities) recognized:
Other non-current assets	$192	$622
Other current liabilities	(27)	(32)
Other non-current liabilities	(569)	(427)
Funded status	$(404)	$163

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$1,192	$2,717
Prior service credit	(26)	(30)
Total	$1,166	$2,687

The accumulated benefit obligation for defined benefit pension plans was $2.9 billion and $6.0 billion at December 31, 2019 and 2018, respectively.

Additional information related to pension plans was as follows:

	December 31,
Dollars in Millions	2019	2018
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,652	$1,275
Fair value of plan assets	1,056	817
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,417	1,181
Fair value of plan assets	875	757

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2019	2018
Discount rate	1.6%	3.5%
Rate of compensation increase	1.3%	0.5%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost/(credit) were as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate	3.2%	3.1%	3.5%
Expected long-term return on plan assets	4.5%	6.2%	7.0%
Rate of compensation increase	0.5%	0.5%	0.5%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The Citi Pension Discount curve is used in developing the discount rate for the U.S. plans.

The expected return on plan assets assumption for each plan is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolio. Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class.
Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Actuarial losses in 2019 related to plan benefit obligations were primarily the result of decreases in discount rates. Actuarial gains in 2018 related to plan benefit obligations were primarily the result of increases in discount `rates. Gains and losses are amortized over the life expectancy of the plan participants for U.S. plans (26 years in 2020) and expected remaining service periods for most other plans to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan.

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all legacy BMS U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Plan assets consist principally of fixed-income securities. Postretirement benefit plan obligations were $255 million and $253 million at December 31, 2019 and 2018, respectively, and the fair value of plan assets were $398 million and $331 million at December 31, 2019 and 2018, respectively. The weighted-average discount rate used to determine benefit obligations was 2.9% and 3.9% at December 31, 2019 and 2018, respectively. The net periodic benefit credits were not material.

Plan Assets

The fair value of pension and postretirement plan assets by asset category at December 31, 2019 and 2018 was as follows:

	December 31, 2019				December 31, 2018
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$87	$—	$—	$87	$124	$—	$—	$124
Equity funds	4	544	—	548	2	475	—	477
Fixed income funds	—	769	—	769	—	606	—	606
Corporate debt securities	—	764	—	764	—	3,865	—	3,865
U.S. Treasury and agency securities	—	168	—	168	—	553	—	553
Short-term investment funds	—	—	—	—	—	55	—	55
Insurance contracts	—	—	128	128	—	—	134	134
Cash and cash equivalents	24	—	—	24	311	—	—	311
Other	—	111	33	144	—	105	19	124
Plan assets subject to leveling	$115	$2,356	$161	$2,632	$437	$5,659	$153	$6,249

Plan assets measured at NAV as a practical expedient
Venture capital and limited partnerships				$1				$121
Other				301				91
Total plan assets measured at NAV as a practical expedient				302				212
Net plan assets				$2,934				$6,461

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

Essentially all venture capital and limited partnership investments were liquidated by the end of 2019. The remaining investments using the practical expedient consist of multi-asset funds and are redeemable on a either a daily or weekly or monthly basis.

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2019 was broadly characterized as an allocation between equity securities (28%), debt securities (63%) and other investments (9%).

The principal U.S. defined benefit pension plan was over-funded at termination. As a result, excess Plan assets of $424 million are reflected as BMS assets as of December 31, 2019. These assets are primarily reported in long term restricted cash due to the election to contribute these assets to the Bristol-Myers Squibb Savings and Investment Program, a qualified replacement plan. This election requires that these assets be used to fund future annual Company contribution to the Bristol-Myers Squibb Savings and Investment Program.

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $63 million in 2019, $71 million in 2018 and $396 million in 2017 and are not expected to be material in 2020. Estimated annual future benefit payments for non-terminating plans (including lump sum payments) will be approximately $120 million in each of the next five years and in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. was approximately $200 million in 2019, 2018 and 2017.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

On May 1, 2012, the shareholders approved the 2012 Plan, which replaced the 2007 Stock Incentive Plan. The 2012 Plan provides for 109 million shares to be authorized for grants, plus any shares from outstanding awards under the 2007 Plan as of February 29, 2012 that expire, are forfeited, canceled, or withheld to satisfy tax withholding obligations. As of December 31, 2019, 98 million shares were available for award. Shares are issued from treasury stock to satisfy BMS's obligations under this Plan.

As part of the Celgene acquisition, BMS assumed the 2017 Stock Incentive Plan and the 2014 Equity Incentive Plan (referred together with the BMS plans as the “Plans”). These plans provided for the granting of Options, Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”) and other share-based and performance-based awards to former Celgene employees, officers and non-employee directors. Additionally, the terms of these plans provided for accelerated vesting of awards upon a change in control followed by an involuntary termination without cause. As at the acquisition date, 29 million shares were available for award under the Celgene Plans. Outstanding Celgene equity awards were assumed by BMS and converted into BMS equity awards. The replacement BMS awards generally have the same terms and conditions (including vesting) as the former Celgene awards for which they were exchanged. Shares are issued from treasury stock to satisfy BMS's obligations under the Plans.

CVRs were also issued to the holders of vested and unexercised “in the money” Options that were outstanding at the acquisition date. Celgene RSU holders and unvested “in the money” Options that were outstanding at the acquisition date, with awards vesting prior to March 31, 2021 are also eligible to receive CVRs. Celgene RSU holders and unvested “in the money” Options that were outstanding at the acquisition date with awards vesting after March 31, 2021 are eligible to receive a cash value of $9.00 per pre-converted Celgene RSU and “in the money” Options if all CVR milestones are achieved.

Executive officers and key employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of 10 years. The Plans provide for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the option exercise price. We primarily utilize treasury shares to satisfy the exercise of stock options.

RSUs may be granted to key employees, subject to restrictions as to continuous employment. Generally, vesting occurs ratably over a three to four year period from grant date. A stock unit is a right to receive stock at the end of the specified vesting period but has no voting rights.

Market share units (“MSUs”) are granted to executives. Vesting is conditioned upon continuous employment until the vesting date and a payout factor of at least 60% of the share price on the award date. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vest date, and the nine trading days immediately preceding the grant or vest date. Vesting occurs ratably over four years.

PSUs are granted to executives, have a three year cycle and are granted as a target number of units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of performance goals and based on BMS's three-year total shareholder return relative to a peer group of companies. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Components of stock-based compensation benefits in the consolidated statement of earnings are as follows:

	Year Ended December 31,
Dollars in Millions	2019	2018	2017
Cost of products sold	$19	$15	$16
Marketing, selling and administrative	162	122	103
Research and development	115	84	80
Other (income)/expense, net	145	—	—
Total stock-based compensation expense	$441	$221	$199

Income tax benefit	$87	$41	$59

The total stock-based compensation expense for the year ended December 31, 2019 includes $66 million related to Celgene post-combination service period and $145 million of accelerated vesting of awards related to the Celgene acquisition. It also includes $10 million related to CVR obligation on unvested stock awards for the post combination service period. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information related to the Celgene acquisition.

The replacement stock options granted to Celgene option holders on acquisition were issued consistent with the vesting conditions of the replaced award. Replacement stock options have contractual terms of 10 years from the initial grant date. The majority of stock options outstanding vest in one-fourth increments over a four year period, although certain awards cliff vest or have longer or shorter service periods. Celgene option holders may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period. BMS estimated the fair value of replacement options , using a Black-Scholes Option pricing model, with the following assumptions:

Year Ended December 31, 2019
Weighted average risk-free interest rate	1.59%
Expected volatility	25.7%
Weighted average expected term (years)	2.65
Expected dividend yield	2.89%

The risk‑free interest rate is based on rates available for U.S. Federal Reserve treasury constant maturities with a remaining term equal to the options' expected life at the time of the replacement award. Expected volatility of replacement stock option awards is estimated based on a 50/50 blend of implied volatility and five year historical volatility of BMS' publicly traded stocks. The expected term of an employee share option is the period of time for which the option is expected to be outstanding and is based on historical and forecasted exercise behavior. Dividend yield is estimated based on BMS' annual dividend rate at the time of award replacement.

The following table summarizes the stock compensation activity for the year ended December 31, 2019:

	Stock Options(a)		Restricted Stock Units		Market Share Units		Performance Share Units
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2019	1.7	$17.51	5.0	$58.83	1.5	$66.76	2.8	$63.28
Replacement Awards	105.3	47.77	32.4	56.37	—	—	—	—
Granted	—	—	3.9	47.16	0.8	51.52	1.3	49.99
Released/Exercised	(5.5)	32.22	(5.9)	57.24	(0.5)	65.76	(0.8)	64.87
Adjustments for actual payout	—	—	—	—	—	—	0.1	—
Forfeited/Canceled	(0.3)	54.98	(0.7)	54.43	(0.3)	59.12	(0.5)	56.71
Balance at December 31, 2019	101.2	48.08	34.7	55.58	1.6	59.25	3.0	57.46

Expected to vest			32.3	55.66	1.4	59.45	3.6	58.27

(a)	At December 31, 2019, substantially all of the 22.6 million unvested stock options with a weighted-average exercise price of $53.10 are expected to vest.

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$121	$918	$39	$78
Expected weighted-average period in years of compensation cost to be recognized	2.0	2.1	2.7	1.6

Amounts in Millions, except per share data	2019	2018	2017
Weighted-average grant date fair value (per share):
Stock options - replacement awards	$15.00	$—	$—
Restricted stock units - replacement awards	56.37	—	—
Restricted stock units	47.16	61.40	54.39
Market share units	51.52	72.33	60.14
Performance share units	49.99	67.60	57.91

Fair value of awards that vested:
Restricted stock units - replacement awards	$233	$—	$—
Restricted stock units	105	98	91
Market share units	30	40	33
Performance share units	53	103	84

Total intrinsic value of stock options exercised	148	89	84

The fair value of RSUs, MSUs and PSUs approximates the closing trading price of BMS's common stock on the grant date after adjusting for the units not eligible for accrued dividends. In addition, the fair value of MSUs and PSUs considers the probability of satisfying the payout factor and total shareholder return, respectively.

The fair value of the replacement RSUs approximates the closing trading price of BMS' common stock on the date of acquisition after adjusting for the units not eligible for accrued dividends. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period.

The following table summarizes significant outstanding and exercisable options at December 31, 2019:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	27.2	2.7	$24.81	$1,071
$40 - $55	31.3	5.7	48.69	485
$55 - $65	30.4	5.0	59.48	143
$65+	12.3	5.7	69.89	—
Outstanding	101.2	4.7	48.08	$1,700
Exercisable	78.6	3.9	46.65	$1,430

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $64.19 on December 31, 2019.

Note 19. LEGAL PROCEEDINGS AND CONTINGENCIES

BMS and certain of its subsidiaries are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. These claims or proceedings can involve various types of parties, including governments, competitors, customers, suppliers, service providers, licensees, employees, or shareholders, among others. These matters may involve patent infringement, antitrust, securities, pricing, sales and marketing practices, environmental, commercial, contractual rights, licensing obligations, health and safety matters, consumer fraud, employment matters, product liability and insurance coverage, among others. The resolution of these matters often develops over a long period of time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. Legal proceedings that are significant or that BMS believes could become significant or material are described below.

While BMS does not believe that any of these matters, except as otherwise specifically noted below, will have a material adverse effect on its financial position or liquidity as BMS believes it has substantial defenses in the matters, the outcomes of BMS’s legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be an increase in the scope of one or more of these pending matters or any other or future lawsuits, claims, government investigations or other legal proceedings will not be material to BMS’s financial position, results of operations or cash flows for a particular period. Furthermore, failure to enforce BMS’s patent rights would likely result in substantial decreases in the respective product revenues from generic competition.

Unless otherwise noted, BMS is unable to assess the outcome of the respective matters nor is it able estimate the possible loss or range of losses that could potentially result for such matters. Contingency accruals are recognized when it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period. For a discussion of BMS’s tax contingencies, see “—Note 7. Income Taxes”.

INTELLECTUAL PROPERTY

Abraxane - U.S.
In November 2018, Celgene received a Notice Letter from HBT Labs, Inc. (“HBT”) notifying Celgene that it had filed a 505(b)(2) NDA containing paragraph IV certifications against certain patents that are listed in the FDA Orange Book for Abraxane. HBT is seeking to market a generic version of Abraxane in the U.S. In response, Celgene initiated a patent infringement action under the Drug Price Competition and Patent Term Restoration Act, known as the “Hatch-Waxman Act,” against HBT in the U.S. District Court for the District of Delaware. HBT filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. In February 2020, Celgene entered into a settlement with HBT to terminate this patent litigation. As part of the settlement, Celgene agreed to provide HBT with a license to its patents required to manufacture and sell a generic paclitaxel protein-bound particles for injectable suspension product in the U.S. beginning on September 27, 2022.

In June 2019, Celgene also received a Notice Letter from Sun Pharma Advanced Research Company, Ltd. (“SPARC”) notifying Celgene that it had filed a 505(b)(2) NDA containing paragraph IV certifications against certain patents that are listed in the FDA Orange Book for Abraxane. SPARC is seeking to market a paclitaxel injection concentrate suspension product in the U.S. In response, Celgene initiated a patent infringement action under the Hatch-Waxman Act against SPARC in the U.S. District Court for the District of New Jersey in August 2019. In December 2019, Celgene voluntarily dismissed this action without prejudice.

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the Court issued an opinion ruling that the two scientists should be added as inventors to the patents. The decision was appealed to the Federal Circuit. In June 2019, Dana Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the Court’s decision adding the scientists as inventors. This case has been stayed pending the outcome of BMS’s appeal to the Federal Circuit.

CAR T Litigation
On October 18, 2017, the day on which the FDA approved Kite Pharma, Inc.’s (“Kite”) Yescarta* product, Juno, along with Sloan Kettering Institute for Cancer Research (“SKI”), filed a complaint against Kite in the U.S. District Court for the Central District of California. The complaint alleged that Yescarta* infringes certain claims of U.S. Patent No. 7,446,190 (“the ’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. Briefing on post-trial motions is scheduled to be completed by February 24, 2020.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE, from February 2023 to November 2026. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. Post-trial briefing is expected to be complete by the end of February 2020 and a decision is expected some time after.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($311 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017, and BMS is expecting a decision in 2020.

Pomalyst - U.S.
Celgene has received Notice letters on behalf of Teva Pharmaceuticals USA, Inc.; Apotex Inc. (“Apotex”) and Apotex Corp.; Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (together, “Hetero”); Aurobindo Pharma Ltd.; Mylan Pharmaceuticals Inc.; and Breckenridge Pharmaceutical, Inc. notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents, and the companies filed answers, counterclaims, and/or declaratory judgment actions alleging that the asserted patents are invalid, unenforceable, and/or not infringed. These litigations were subsequently consolidated and a trial is scheduled from July 27 through August 14, 2020.

Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting certain patents not listed in the FDA Orange Book that cover polymorphic forms of pomalidomide, and the companies filed answer and/or counterclaims alleging that each of these patents is invalid and/or not infringed. In these actions, the Court has ordered that the parties be ready for trial by April 15, 2021.

In June 2019, Celgene received a Notice Letter from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst. In response, Celgene initiated a patent infringement action against DRL in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents, and DRL filed an answer and counterclaims alleging that each of the patents is invalid and/or not infringed. No trial date has been set.

Revlimid - Canada
Celgene received two Notices of Allegation in July 2018 from Natco Pharma (Canada) Inc. (“Natco Canada”) notifying Celgene of the filing of Natco Canada’s two separate aNDAs with Canada’s Minister of Health with respect to certain of Celgene’s Canadian letters patents. Natco Canada is seeking to market a generic version of Revlimid in Canada. In response, Celgene initiated patent infringement actions in the Federal Court of Canada and sought an injunction. Natco alleges that the asserted patents are invalid and/or not infringed. Trial is scheduled to start on March 30, 2020.

Celgene also received four Notices of Allegation in October 2018 from Apotex notifying Celgene of the filing of Apotex’s aNDA with Canada’s Minister of Health with respect to certain of Celgene’s Canadian letters patents. Apotex is seeking to market a generic version of Revlimid in Canada. In response, Celgene initiated patent infringement actions in the Federal Court of Canada and sought an injunction. Celgene entered into a confidential settlement agreement with Apotex concerning this case and these actions were discontinued in November 2019.

Revlimid - U.S.
Celgene has received Notice Letters on behalf of DRL; Zydus Pharmaceuticals (USA) Inc.; Cipla Ltd., India; Apotex; Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited; Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V.; and Aurobindo Pharma Limited, Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Aurolife Pharma LLC notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents and the companies filed answers and/or counterclaims alleging that the asserted patents are invalid, unenforceable, and/or not infringed. These litigations have different schedules and no trial date has been set in any of the litigations. The case with the earliest potential trial date is against DRL with respect to certain FDA Orange Book-listed patents and a final pretrial conference in that case has been set for June 1, 2020.

Sprycel - Europe
In January 2016, the Opposition Division of the EPO revoked European Patent No. 1169038 (“the ’038 patent”) covering dasatinib, the active ingredient in Sprycel, a decision which was upheld by the EPO Board of Appeal in February 2017. Orphan drug exclusivity and data exclusivity for Sprycel in the EU expired in November 2016. The EPO Board of Appeal’s decision does not affect the validity of BMS’s other Sprycel patents within and outside Europe, including different patents that cover the monohydrate form of dasatinib and the use of dasatinib to treat CML. Additionally, in February 2017, the EPO Board of Appeal reversed and remanded an invalidity decision on European Patent No. 1610780 and its claim to the use of dasatinib to treat CML, which the EPO’s Opposition Division had revoked in October 2012. In December 2018, the EPO’s Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024. A number of generic companies have launched a generic dasatinib product throughout Europe for the ALL indication.

Sprycel - U.S.
In August 2019, BMS received a Notice Letter from Dr. Reddy’s Laboratories, Inc. notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS initiated a patent infringement lawsuit under the Hatch-Waxman Act in the U.S. District Court for the District of New Jersey. No trial date has been set. In 2013, BMS entered into a settlement agreement with Apotex regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate aNDA product in September 2024 or earlier in certain circumstances.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection and/or false advertising actions brought by the attorneys general of Hawaii and New Mexico relating to the sales and promotion of Plavix*. The Hawaii matter is currently scheduled for trial in May 2020.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,000 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. Approximately 175 cases remain pending on behalf of 280 plaintiffs who chose not to participate in the settlement program or filed their claims after the settlement cut-off date.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are approximately 580 separate lawsuits pending on behalf of approximately 2,225 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In November 2015, the defendants’ motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin had product liability insurance covering a substantial number of claims involving Byetta* (which has been exhausted). As part of BMS’s global diabetes business divestiture, BMS sold Byetta* to AstraZeneca in February 2014 and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of January 2020, claims are pending in state and federal court on behalf of approximately 290 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. BMS has moved to dismiss the amended complaint.

Celgene Securities Class Action
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene’s 2020 outlook and projected sales of Otezla, and (3) the new drug application for Ozanimod. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff’s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. No trial date has been set for the claims that survived the Court’s order.

Gerold Derivative Action
On October 11, 2018, Sam Baran Gerold filed a shareholder derivative complaint against certain members of Celgene’s board of directors in the Superior Court of New Jersey. The complaint alleges that (i) the defendants breached certain fiduciary duties related to, among other things, its actions with respect to clinical trials of GED-0301, Otezla, and the new drug application for Ozanimod and (ii) because of the breach, the defendants caused Celgene to waste its corporate assets and the defendants were unjustly enriched. In October 2018, the defendants removed this matter to the U.S. District Court for the District of New Jersey. On January 3, 2020, the parties entered into a stipulation and proposed order voluntarily dismissing this matter without prejudice, which the Court entered on January 6, 2020.

Saratoga Derivative Action
On July 12, 2018, Saratoga Advantage Trust Health and Biotechnology Portfolio (“Saratoga”) filed a shareholder derivative complaint against certain members of Celgene’s board of directors in the U.S. District Court for the District of New Jersey. The complaint alleges that (i) certain defendants made misrepresentations and omissions of material fact concerning, among other things, the clinical trials of GED-0301, the sales of Otezla, Celgene’s 2017 and 2020 fiscal guidance, and the new drug application for Ozanimod and (ii) all defendants failed to adequately supervise Celgene with regard to clinical trials of GED-0301, sales of Otezla, Celgene’s 2017 and 2020 fiscal guidance, the new drug application for Ozanimod, and the promotion and marketing of Revlimid. Saratoga has agreed to stay the defendants’ obligation to answer or otherwise respond to the allegations in the complaint in deference to the Celgene Securities Class Action. In August 2018, the Court entered an order staying the proceedings until the disposition of the first motion to dismiss in the Celgene Securities Class Action. The order also administratively terminated the proceedings.

OTHER LITIGATION

Average Manufacturer Price Litigation
BMS is a defendant in a qui tam (whistleblower) lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, in which the U.S. Government declined to intervene. The complaint alleges that BMS inaccurately reported its average manufacturer prices to the Centers for Medicare and Medicaid Services to lower what it owed. Similar claims have been filed against other companies. In January 2020, BMS reached an agreement in principle to resolve this matter subject to the negotiation of a definitive settlement agreement and other contingencies. BMS cannot provide assurances that its efforts to reach a final settlement will be successful.

HIV Medication Antitrust Lawsuits
BMS and several other manufacturers of HIV medications are defendants in related lawsuits brought by indirect purchasers in 2019 and direct purchasers in 2020 in the U.S. District Court for the Northern District of California, and by indirect purchasers in 2020 in the U.S. District Court for the Southern District of Florida, in each case alleging that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The indirect purchaser complaint filed in Florida has been transferred and consolidated with the matters pending in the Northern District of California. BMS has moved or intends to move to dismiss each of the complaints.

Humana Litigations
On May 16, 2018, Humana, Inc. (“Humana”) filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In April 2019, Celgene filed a motion to dismiss Humana’s complaint, which the Court denied in January 2020. No trial date has been set.

On March 1, 2019, Humana filed a separate lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint alleges that Celgene violated various antitrust, consumer protection, and unfair competition laws to delay or prevent generic competition for Thalomid and Revlimid brand drugs, including (a) allegedly refusing to sell samples of products to generic manufacturers for purposes of bioequivalence testing intended to be included in aNDAs for approval to market generic versions of these products; (b) allegedly bringing unjustified patent infringement lawsuits, procuring invalid patents, and/or entering into anticompetitive patent settlements; (c) allegedly securing an exclusive supply contract for supply of thalidomide active pharmaceutical ingredient. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. Celgene filed a motion to dismiss Humana’s complaint, and the Court has stayed discovery pending adjudication of that motion. No trial date has been set.

Thalomid and Revlimid Antitrust Litigation
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for aNDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, are seeking injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In October 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. Celgene filed an opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. In October 2018, the Court denied the plaintiffs’ motion for class certification and Celgene’s motion for judgment on the pleadings. In December 2018, the plaintiffs filed a new motion for class certification, which Celgene opposed. In July 2019, the parties reached a settlement under which all the putative class plaintiff claims would be dismissed with prejudice. In December 2019, after certain third-party payors who were members of the settlement class refused to release their potential claims and participate in the settlement, Celgene exercised its right to terminate the settlement agreement. No trial date has been set.

GOVERNMENT INVESTIGATIONS

Like other pharmaceutical companies, BMS and certain of its subsidiaries are subject to extensive regulation by national, state and local authorities in the U.S. and other countries in which BMS operates. As a result, BMS, from time to time, is subject to various governmental and regulatory inquiries and investigations as well as threatened legal actions and proceedings. It is possible that criminal charges, substantial fines and/or civil penalties, could result from government or regulatory investigations.

ENVIRONMENTAL PROCEEDINGS

As previously reported, BMS is a party to several environmental proceedings and other matters, and is responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination resulting from past industrial activity at BMS’s current or former sites or at waste disposal or reprocessing facilities operated by third parties.

CERCLA Matters
With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $68.6 million at December 31, 2019, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

Note 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2019
Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(d)	Year(d)
Total Revenues	$5,920	$6,273	$6,007	$7,945	$26,145
Gross Margin	4,096	4,301	4,217	5,453	18,067
Net Earnings/(Loss)	1,715	1,439	1,366	(1,060)	3,460
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	5	7	13	(4)	21
BMS	1,710	1,432	1,353	(1,056)	3,439

Earnings/(Loss) per Common Share - Basic(a)	$1.05	$0.88	$0.83	$(0.55)	$2.02
Earnings/(Loss) per Common Share - Diluted(a)	1.04	0.87	0.83	(0.55)	2.01

Cash dividends declared per common share	$0.41	$0.41	$0.41	$0.45	$1.68

Cash and cash equivalents	$7,335	$28,404	$30,489	$12,346	$12,346
Marketable debt securities(b)	2,662	1,947	2,978	3,814	3,814
Total Assets	34,834	55,163	57,433	129,944	129,944
Long-term debt(c)	5,635	24,433	24,390	46,150	46,150
Equity	15,317	16,151	17,754	51,698	51,698

	Year Ended December 31, 2018
Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Total Revenues	$5,193	$5,704	$5,691	$5,973	$22,561
Gross Margin	3,629	4,099	4,063	4,303	16,094
Net Earnings	1,495	382	1,912	1,158	4,947
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	9	9	11	(2)	27
BMS	1,486	373	1,901	1,160	4,920

Earnings per Common Share - Basic(a)	$0.91	$0.23	$1.16	$0.71	$3.01
Earnings per Common Share - Diluted(a)	0.91	0.23	1.16	0.71	3.01

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.41	$1.61

Cash and cash equivalents	$5,342	$4,999	$5,408	$6,911	$6,911
Marketable debt securities(b)	3,548	3,057	3,298	3,623	3,623
Total Assets	33,083	32,641	33,734	34,986	34,986
Long-term debt(c)	5,775	5,671	5,687	6,895	6,895
Equity	12,906	12,418	13,750	14,127	14,127

(a)	Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

(b)	Marketable debt securities includes current and non-current assets.

(c)	Long-term debt includes the current portion.

(d)
Commencing on November 20, 2019, Celgene's operations are included in our consolidated financial statements. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

The following specified items affected the comparability of results in 2019 and 2018:

	Year Ended December 31, 2019
Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Inventory purchase price accounting adjustments	$—	$—	$—	$660	$660
Employee compensation charges	—	—	—	1	1
Site exit and other costs	12	139	22	24	197
Cost of products sold	12	139	22	685	858

Employee compensation charges	—	—	—	27	27
Site exit and other costs	1	—	—	8	9
Marketing, selling and administrative	1	—	—	35	36

License and asset acquisition charges	—	25	—	—	25
IPRD impairments	32	—	—	—	32
Employee compensation charges	—	—	—	33	33
Site exit and other costs	19	19	20	109	167
Research and development	51	44	20	142	257

Amortization of acquired intangible assets	—	—	—	1,062	1,062

Interest expense	—	83	166	73	322
Pension and postretirement	49	44	1,545	(3)	1,635
Royalties and licensing income	—	—	(9)	(15)	(24)
Divestiture (gains)/losses	—	8	(1,179)	3	(1,168)
Acquisition expenses	165	303	7	182	657
Contingent value rights	—	—	—	523	523
Investment income	—	(54)	(99)	(44)	(197)
Integration expenses	22	106	96	191	415
Provision for restructuring	12	10	10	269	301
Equity investment (gains)/losses	(175)	(71)	261	(294)	(279)
Litigation and other settlements	—	—	—	75	75
Other	—	—	—	2	2
Other (income)/expense, net	73	429	798	962	2,262

Increase to pretax income	137	612	840	2,886	4,475

Income taxes on items above	(43)	(105)	(275)	(264)	(687)
Income taxes attributed to Otezla* divestiture	—	—	—	808	808
Income taxes	(43)	(105)	(275)	544	121

Increase to net earnings	$94	$507	$565	$3,430	$4,596

	Year Ended December 31, 2018
Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Site exit and other costs	$13	$14	$13	$18	$58
Cost of products sold	13	14	13	18	58

Marketing, selling and administrative	1	—	—	1	2

License and asset acquisition charges	60	1,075	—	—	1,135
Site exit and other costs	20	19	18	22	79
Research and development	80	1,094	18	22	1,214

Pension and postretirement	31	37	27	26	121
Royalties and licensing income	(50)	(25)	—	—	(75)
Divestiture gains	(43)	(25)	(108)	(1)	(177)
Provision for restructuring	20	37	45	29	131
Equity investment (gains)/losses	(15)	356	(97)	268	512
Litigation and other settlements	—	—	—	70	70
Intangible asset impairment	64	—	—	—	64
Other (income)/expense, net	7	380	(133)	392	646

Increase/(decrease) to pretax income	101	1,488	(102)	433	1,920

Income taxes on items above	(8)	(218)	1	(43)	(268)
Income taxes attributed to U.S. tax reform	(32)	3	(20)	(7)	(56)
Income taxes	(40)	(215)	(19)	(50)	(324)

Increase/(decrease) to net earnings	$61	$1,273	$(121)	$383	$1,596

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Gross-to-Net U.S. Rebate Accruals for U.S. Medicaid, Medicare Part D, and managed healthcare - Refer to “Note 2 - Revenue” to the financial statements
Critical Audit Matter Description
As more fully disclosed in Note 2 to the financial statements, the Company reduces gross product sales from list price at the time revenue is recognized for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net (“GTN”) adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations, and government programs that mandate various reductions from list price. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other rebates, discounts and adjustments, are reflected as a liability and settled through cash payments to the customer.
Certain of the GTN liabilities related to U.S. Medicaid, Medicare Part D, and managed healthcare organizations rebate programs (the “GTN U.S. rebate accruals”) involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include consideration of legal interpretations of applicable laws and regulations, historical claims experience, payer channel mix, current contract prices, unbilled claims, claims submission time lags, and inventory levels in the distribution channel.
Given the complexity involved in determining the significant assumptions used in calculating the GTN U.S. rebate accruals, auditing these estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to GTN U.S. rebate accruals included the following, among others:

•	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate GTN U.S. rebate accruals.

•
We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate GTN U.S. rebate accruals.

•	We tested the mathematical accuracy of GTN U.S. rebate accruals.

•	We tested significant assumptions and key inputs used to calculate GTN U.S. rebate accruals.

•	We evaluated the Company’s ability to estimate GTN U.S. rebate accruals accurately by comparing actual amounts incurred for GTN U.S. rebate accruals to historical estimates.

•	We tested the overall reasonableness of the GTN U.S. rebate accruals recorded at period end by developing an expectation for comparison to actual recorded balances.

•	We involved audit professionals with industry and quantitative analytics experience to assist us in performing our auditing procedures.
Taxes - Unrecognized Tax Benefit Liabilities for U.S. Transfer Pricing - Refer to “Note 7- Income Taxes” to the financial statements
Critical Audit Matter Description
As more fully disclosed in Note 7 to the financial statements, the Company recognizes certain income tax benefits associated with transactions between its U.S. operating companies and related foreign affiliates. These income tax benefits are estimated based on transfer pricing agreements, third-party transfer pricing studies, and the Company’s judgment as to whether it is more-likely-than-not the benefits will be realized. Tax benefits that may not ultimately be realized by the Company, as determined by its judgment, are accrued for as unrecognized tax benefit liabilities. The amounts recognized as unrecognized tax benefit liabilities related to U.S. transfer pricing may be significantly affected in subsequent periods due to various factors, such as changes in tax law, identification of additional relevant facts, or a change in the Company’s judgment regarding measurement of the tax benefits upon ultimate settlement with the taxing authorities.
Given the complexity associated with assumptions used to calculate unrecognized tax benefit liabilities related to U.S. transfer pricing, coupled with the significant judgments made by the Company in their determination, auditing these estimates involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to unrecognized tax benefit liabilities related to U.S. transfer pricing included the following, among others:

•	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used in the identification, recognition, measurement, and disclosure of unrecognized tax benefit liabilities.

•	We tested the effectiveness of internal controls over the review of the underlying assumptions and key inputs into the Company’s process to calculate unrecognized tax benefit liabilities.

•	We obtained an understanding of the Company’s related party transactions and transfer pricing policies.

•	We tested the mathematical accuracy of the unrecognized tax benefit liabilities.

•	We tested the completeness of unrecognized tax benefit liabilities.

•
We tested the reasonableness of the underlying tax positions and amounts accrued for a selection of unrecognized tax benefit liabilities by reviewing the Company’s evaluation of the relevant facts and tax law associated with the tax position, and testing the significant assumptions and inputs used to calculate the unrecognized tax benefit liabilities by reference to third party data, information produced by the entity, our understanding of transfer pricing principles and tax laws, and inquires of management.

•	We evaluated whether the Company had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the unrecognized tax benefit liabilities.

•	We involved income tax specialists and audit professionals with industry experience to assist us in performing our auditing procedures.
Valuation of Certain Intangible Assets in the Celgene Corporation Acquisition - Refer to “Note 1 - Accounting Policies and Recently Issued Accounting Standards” and “Note 4 - Acquisitions, Divestitures, Licensing and Other Arrangements” to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Celgene Corporation (“Celgene”) for approximately $80.3 billion on November 20, 2019. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including to currently-marketed product right intangible assets (“product rights”) and in-process research and development intangible assets (“IPR&D assets”). The Company estimated the fair value of the product rights and IPR&D assets using a discounted cash flow method. The fair value determination of product rights and IPR&D assets required the Company to make significant estimates and assumptions related to forecasted future cash flows and the selection of the discount rates.
We identified the valuation of certain product rights and IPR&D assets for the Celgene acquisition as a critical audit matter because of the significant estimates and assumptions used by the Company to determine the fair value of these assets. Auditing the estimates and assumptions related to the valuation of certain product rights and IPR&D assets required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rates for those product rights and IPR&D assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of certain product rights and IPR&D assets for the Celgene acquisition, including forecasts of future cash flows and the selection of the discount rates for certain product rights and IPR&D assets included the following, among others:

•	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to forecast future cash flows and select the discount rates.

•
We tested the effectiveness of controls over the valuation of certain product rights and IPR&D assets, including the Company’s controls over forecasts of future cash flows and the selection of the discount rates.

•	We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.

•
We assessed the reasonableness of the Company’s forecasts of future cash flows by comparing the forecasts to historical results of operations, certain peer companies, and/or internal and external market studies.

•	With the assistance of our valuation specialists, we evaluated the reasonableness of the discount rates by:

◦	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.

◦	Developing a range of independent estimates and comparing those to the discount rates selected by management.

•	We evaluated whether the forecasted future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 24, 2020

We have served as the Company's auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2019 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2019, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2019 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Celgene Corporation which we acquired on November 20, 2019. At December 31, 2019 and for the period from acquisition through December 31, 2019, total assets and total revenues subject to Celgene's internal control over financial reporting represented 8% and 7% of BMS's consolidated total assets and total revenues as of and for the year ended December 31, 2019. Based on its assessment, BMS management believes that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2019 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

Changes in Internal Control Over Financial Reporting

As of December 31, 2019, management is in the process of evaluating and integrating the internal controls of the acquired Celgene business into the Company's existing operations. Other than the controls enhanced or implemented to integrate the Celgene business, there has been no change in the Company's internal control over financial reporting during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Celgene Corporation, which was acquired on November 20, 2019 and whose financial statements constitute 8% and 7% of total assets and total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of Celgene Corporation.

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 24, 2020

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Reference is made to our 2020 Proxy Statement with respect to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)
The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2019 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.

Reference is made to our 2020 Proxy Statement with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Reference is made to our 2020 Proxy Statement with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to our 2020 Proxy Statement with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.

Reference is made to our 2020 Proxy Statement with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1.	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive Income	58
	Consolidated Balance Sheets	59
	Consolidated Statements of Cash Flows	60
	Notes to Consolidated Financial Statements	61
	Report of Independent Registered Public Accounting Firm	110

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2019 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	120
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2019 Form 10-K.

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO, M.D.
Giovanni Caforio, M.D.
Chairman of the Board and Chief Executive Officer

Date: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chairman of the Board and Chief Executive Officer	February 24, 2020
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 24, 2020
(David V. Elkins)	(Principal Financial Officer)

/s/ KAREN SANTIAGO	Senior Vice President and Corporate Controller	February 24, 2020
(Karen Santiago)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 24, 2020
(Peter J. Arduini)

/s/ ROBERT BERTOLINI	Director	February 24, 2020
(Robert Bertolini)

/s/ MICHAEL W. BONNEY	Director	February 24, 2020
(Michael W. Bonney)

/s/ MATTHEW W. EMMENS	Director	February 24, 2020
(Matthew W. Emmens)

/s/ MICHAEL GROBSTEIN	Director	February 24, 2020
(Michael Grobstein)

/s/ JULIA A. HALLER, M.D.	Director	February 24, 2020
(Julia A. Haller, M.D.)

/s/ ALAN J. LACY	Director	February 24, 2020
(Alan J. Lacy)

/s/ DINESH C. PALIWAL	Director	February 24, 2020
(Dinesh C. Paliwal)

/s/ THEODORE R. SAMUELS	Director	February 24, 2020
(Theodore R. Samuels)

/s/ VICKI L. SATO, PH.D.	Director	February 24, 2020
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 24, 2020
(Gerald L. Storch)

/s/ KAREN H. VOUSDEN, PH.D.	Director	February 24, 2020
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 24, 2020
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this 2019 Form 10-K, unless the context otherwise indicates. Throughout this 2019 Form 10-K, we have used terms which are defined below:

2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019	MAA	Marketing Authorization Application
AbbVie	AbbVie Inc.	LIBOR	London Interbank Offered Rate
ACS	acute coronary syndrome	Lilly	Eli Lilly and Company
ALL	acute lymphoblastic leukemia	MCOs	Managed Care Organizations
Amgen	Amgen Inc.	mCRPC	metastatic castration-resistant prostate cancer
Amylin	Amylin Pharmaceuticals, Inc.	MDL	multi-district litigation
aNDA	abbreviated New Drug Application	MDS	myelodysplastic syndromes
ASEAN	Association of Southeast Asian Nations	Mead Johnson	Mead Johnson Nutrition Company
AstraZeneca	AstraZeneca PLC	Merck	Merck & Co., Inc.
BCMA	B-cell maturation antigen	MF	myelofibrosis
Biogen	Biogen, Inc.	MSI-H	high microsatellite instability
BLA	Biologics License Application	NASH	Non alcoholic steatohepatitis
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NAV	net asset value
Celgene	Celgene Corporation	Nektar	Nektar Therapeutics
cGMP	current Good Manufacturing Practices	NDA	New Drug Application
CML	chronic myeloid leukemia	NKT	natural killer T
CPPIB	CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company	NLRP3	NACHT, LRR and PYD domains-containing protein 3
CRC	colorectal cancer	Novartis	Novartis Pharmaceutical Corporation
CytomX	CytomX Therapeutics, Inc.	NSCLC	non-small cell lung cancer
dMMR	DNA mismatch repair deficient	NVAF	non-valvular atrial fibrillation
DSA	Distribution Services Agreement	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
EC	European Commission	Ono	Ono Pharmaceutical Co., Ltd.
EGFR	estimated glomerular filtration rate	OTC	Over-the-counter
EMA	European Medicines Agency	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EPO	European Patent Office	PBMs	Pharmacy Benefit Managers
EPS	earnings per share	PD-1	programmed death receptor-1
ERISA	Employee Retirement Income Security Act of 1974	PDMA	Prescription Drug Marketing Act
ESA	erythoropoiesis-stimulating agent	Pfizer	Pfizer, Inc.
ESCC	esophageal squamous cell carcinoma	PhRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
EU	European Union	PRP	potentially responsible party
FASB	Financial Accounting Standards Board	PsA	psoriatic arthritis
FCPA	Foreign Corrupt Practices Act	R&D	research and development
FDA	U.S. Food and Drug Administration	RA	rheumatoid arthritis
FL	follicular lymphoma	RCC	renal cell carcinoma
F-Star	F-Star Alpha Ltd.	RDP	regulatory data protection
GAAP	U.S. generally accepted accounting principles	REMS	Risk Evaluation and Mitigation Strategy
GBM	glioblastoma multiforme	Roche	Roche Holding AG
Gilead	Gilead Sciences, Inc.	RRMM	relapsed/refractory multiple myeloma
GILTI	global intangible low taxed income	RS	ring sideroblast
GlaxoSmithKline	GlaxoSmithKline PLC	Sanofi	Sanofi S.A.
GTN	gross-to-net	sBLA	supplemental Biologics License Application
GvHD	graft-versus-host disease	SCCHN	squamous cell carcinoma of the head and neck
Halozyme	Halozyme Therapeutics, Inc.	SCLC	small cell lung cancer
HCC	Hepatocellular carcinoma	SEC	U.S. Securities and Exchange Commission
HIV	human immunodeficiency virus	STING	stimulator of interferon genes
HR 3590	The Patient Protection and Affordable Care Act	the 2012 Plan	The 2012 Stock Award and Incentive Plan
ImClone	ImClone Systems Incorporated	the Act	the Tax Cuts and Jobs Act of 2017
IO	Immuno-Oncology	U.S.	United States
IPF	idiopathic pulmonary fibrosis	UK	United Kingdom
IPRD	in-process research and development	VAT	value added tax
JIA	Juvenile Idiopathic Arthritis	VTE	venous thromboembolic
LOE	loss of exclusivity	WTO	World Trade Organization

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
2.
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

4b.
Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4a to the registration statement on Form S-3 dated April 28, 2008 and filed on April 28, 2008).
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
‡

4u.	Form of €575,000,000 1.000% Notes Due 2025 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 5, 2015).	‡

4v.	Form of €575,000,000 1.750% Notes Due 2035 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 5, 2015).	‡

4w.
Ninth Supplemental Indenture, dated as of February 27, 2017, between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee , to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on February 27, 2017).
‡

4x.	Form of $750,000,000 3.250% Notes due 2027 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on February 27, 2017).	‡

4y.
Tenth Supplemental Indenture, dated as of May 16, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 16, 2019).
‡

4z.	Form of $750,000,000 Senior Floating Rate Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 16, 2019).	‡

4aa.	Form of $500,000,000 Senior Floating Rate Notes due 2022 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 16, 2019).	‡

4bb.	Form of $1,000,000,000 2.550% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on May 16, 2019).	‡

4cc.	Form of $1,500,000,000 2.600% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on May 16, 2019).	‡

4dd.	Form of $3,250,000,000 2.900% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on May 16, 2019).	‡

4ee.	Form of $2,250,000,000 3.200% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on May 16, 2019).	‡

4ff.	Form of $4,000,000,000 3.400% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on May 16, 2019).	‡

4gg.	Form of $2,000,000,000 4.125% Senior Notes due 2039 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on May 16, 2019).	‡

4hh.	Form of $3,750,000,000 4.250% Senior Notes due 2049 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on May, 16, 2019).	‡

4ii.
Eleventh Supplemental Indenture, dated as of November 22, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 22, 2019).
‡

4jj.	Form of 2.875% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 22, 2019).	‡

4kk.	Form of 3.950% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 22, 2019).	‡

4ll.	Form of 2.875% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 22, 2019).	‡

4mm.	Form of 2.250% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 22, 2019).	‡

4nn.	Form of 3.250% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on November 22, 2019).	‡

4oo.	Form of 3.550% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on November 22, 2019).	‡

4pp.	Form of 2.750% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on November 22, 2019).	‡

4qq.	Form of 3.250% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on November 22, 2019).	‡

4rr.	Form of 4.000% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on November 22, 2019).	‡

4ss.	Form of 3.625% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 to the Form 8-K dated and filed on November 22, 2019).	‡

4tt.	Form of 3.875% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.12 to the Form 8-K dated and filed on November 22, 2019).	‡

4uu.	Form of 3.450% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.13 to the Form 8-K dated and filed on November 22, 2019).	‡

4vv.	Form of 3.900% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.14 to the Form 8-K dated and filed on November 22, 2019).	‡

4ww.	Form of 5.700% Senior Notes due 2040 (incorporated herein by reference to Exhibit 4.15 to the Form 8-K dated and filed on November 22, 2019).	‡

4xx.	Form of 5.250% Senior Notes due 2043 (incorporated herein by reference to Exhibit 4.16 to the Form 8-K dated and filed on November 22, 2019).	‡

4yy.	Form of 4.625% Senior Notes due 2044 (incorporated herein by reference to Exhibit 4.17 to the Form 8-K dated and filed on November 22, 2019).	‡

4zz.	Form of 5.000% Senior Notes due 2045 (incorporated herein by reference to Exhibit 4.18 to the Form 8-K dated and filed on November 22, 2019).	‡

4aaa.	Form of 4.350% Senior Notes due 2047 (incorporated herein by reference to Exhibit 4.19 to the Form 8-K dated and filed on November 22, 2019).	‡

4bbb.	Form of 4.550% Senior Notes due 2048 (incorporated herein by reference to Exhibit 4.20 to the Form 8-K dated and filed on November 22, 2019).	‡

4ccc.
Contingent Value Rights Agreement, dated as of November 20, 2019, by and between Bristol-Myers Squibb Company and Equiniti Trust Company, as trustee, including the Form of CVR Certificate as Annex A (filed herewith).
E-4-1

4ddd.
Assignment, Assumption,and Amendment Agreement , dated as of November 20, 2019, among Bristol-Myers Squibb Company, Celgene Corporation, American Stock Transfer & Trust Company, LLC and Equiniti Trust Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 20, 2019).
‡

4eee.
Registration Rights Agreement, dated as of May 16, 2019, by and among Bristol-Myers Squibb Company and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.11 to the Form 8-K dated and filed on May 16, 2019).
‡

4fff.
Registration Rights Agreement, dated as of November 22, 2019, by and among Bristol-Myers Squibb Company and Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and Evercore Group L.L.C. (incorporated herein by reference to Exhibit 4.21 to the Form 8-K dated and filed on November 22, 2019).
‡

4ggg.	Description of Bristol-Myers Squibb Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).	E-4-2

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
‡

10f.
Amendment and Waiver dated as of June 26, 2017, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2017).
‡

10g.
Amendment dated as of June 26, 2017, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2017).
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
‡

10l.
Extension Notice, dated May 31, 2019, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

10m.
Amendment and Waiver, dated as of June 20, 2019, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

10n.
Extension Notice, dated May 31, 2019, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

10o.
Amendment, dated as of June 20, 2019, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

10p.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10q.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10r.
Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and  Pfizer, Inc. dated as of March 15, 2012 (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10s.
Fourth Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of May 18, 2015 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

‡‡10t.	Bristol-Myers Squibb Company 2012 Stock Award and Incentive Plan, effective as of May 1, 2012 (incorporated herein by reference to Exhibit B to the 2012 Proxy Statement dated March 20, 2012).	‡

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

‡‡10w.
Form of 2017-2019 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10ee to the Form 10-K for the fiscal year ended December 31, 2016).
‡

‡‡10x.
Form of 2018-2020 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2017).
‡

‡‡10y.
Form of 2019-2021 Performance Share Units Award Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated and filed on March 8, 2019).
‡

‡‡10z.	Form of 2020-2022 Performance Share Units Award Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-1

‡‡10aa.	Form of 2020-2022 Performance Share Units Award Agreement under the 2014 Equity Incentive Plan (filed herewith).	E-10-2

‡‡10bb.	Form of 2020-2022 Performance Share Units Award Agreement under the 2017 Stock Incentive Plan (filed herewith).	E-10-3

‡‡10cc.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10dd.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-5

‡‡10ee.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-6

‡‡10ff.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-7

‡‡10gg.	Form of Restricted Stock Units Agreement with five year vesting under the 2014 Equity Incentive Plan (filed herewith).	E-10-8

‡‡10hh.	Form of Restricted Stock Units Agreement with four year vesting under the 2014 Equity Incentive Plan (filed herewith).	E-10-9

‡‡10ii.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2014 Equity Incentive Plan (filed herewith).	E-10-10

‡‡10jj.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2014 Equity Incentive Plan (filed herewith).	E-10-11

‡‡10kk.	Form of Restricted Stock Units Agreement with five year vesting under the 2017 Stock Incentive Plan (filed herewith).	E-10-12

‡‡10ll.	Form of Restricted Stock Units Agreement with four year vesting under the 2017 Stock Incentive Plan (filed herewith).	E-10-13

‡‡10mm.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2017 Stock Incentive Plan (filed herewith).	E-10-14

‡‡10nn.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2017 Stock Incentive Plan (filed herewith).	E-10-15

‡‡10oo.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-16

‡‡10pp.	Form of Market Share Units Agreement under the 2014 Equity Incentive Plan (filed herewith).	E-10-17

‡‡10qq.	Form of Market Share Units Agreement under the 2017 Stock Incentive Plan (filed herewith).	E-10-18

‡‡10rr.
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

‡‡10ss.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10tt.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10uu.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10vv.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, as amended and restated effective as of January 1, 2012, (incorporated herein by reference to Exhibit 10ww to the Form 10-K for the fiscal year ended December 31, 2012).
‡

‡‡10ww.
Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, as amended and restated effective as of January 1, 2012 (incorporated herein by reference to Exhibit 10xx to the Form 10-K for the fiscal year ended December 31, 2012).
‡

‡‡10xx.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).
‡

‡‡10yy.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended effective February 16, 2012 (incorporated herein by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2011).
‡

‡‡10zz.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (incorporated by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10aaa.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10bbb.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 13, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for quarterly period ended September 30, 2019).
‡

‡‡10ccc.
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

‡‡10ddd.
Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).
‡

‡‡10eee.
Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).
‡

‡‡10fff.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10ggg.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10hhh.
Letter Agreement between Bristol-Myers Squibb Company and Dr. Thomas J. Lynch, Jr., dated as of June 4, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

‡‡10iii.	Letter Agreement between Bristol-Myers Squibb Company and Mr. David Elkins, dated as of May 30, 2019 (filed herewith).	E-10-19

21	Subsidiaries of the Registrant (filed herewith).	E-21-1

23	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

101.
The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2019, 2018 and 2017, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2019 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, Inc.; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; ENHANZE is a trademark of Halozyme, Inc.; Erbitux is a trademark of ImClone LLC; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.