Form 10-Q
period 2020-03-31
BRISTOL MYERS SQUIBB CO
filed 2020-05-07
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
At March 31, 2020, there were 2,262,689,755 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive (Loss)/Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.
Controls and Procedures	44

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	45

Item 1A.
Risk Factors	45

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.
Submission of Matters to a Vote of Security Holders	47

Item 6.
Exhibits	48

Summary of Abbreviated Terms	49
Signatures	50

*	Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2020	2019
Net product sales	$10,541	$5,713
Alliance and other revenues	240	207
Total Revenues	10,781	5,920

Cost of products sold(a)	3,662	1,824
Marketing, selling and administrative	1,606	1,006
Research and development	2,372	1,348
Amortization of acquired intangible assets	2,282	24
Other expense/(income), net	1,163	(261)
Total Expenses	11,085	3,941

(Loss)/Earnings Before Income Taxes	(304)	1,979
Provision for Income Taxes	462	264
Net (Loss)/Earnings	(766)	1,715
Noncontrolling Interest	9	5
Net (Loss)/Earnings Attributable to BMS	$(775)	$1,710

(Loss)/Earnings per Common Share
Basic	$(0.34)	$1.05
Diluted	(0.34)	1.04

(a)	Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE (LOSS)/INCOME	2020	2019
Net (Loss)/Earnings	$(766)	$1,715
Other Comprehensive (Loss)/Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	70	14
Pension and postretirement benefits	16	49
Available-for-sale debt securities	1	26
Foreign currency translation	(116)	29
Other Comprehensive (Loss)/Income	(29)	118

Comprehensive (Loss)/Income	(795)	1,833
Comprehensive Income Attributable to Noncontrolling Interest	9	5
Comprehensive (Loss)/Income Attributable to BMS	$(804)	$1,828
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	March 31, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$15,817	$12,346
Marketable debt securities	2,505	3,047
Receivables	8,290	7,685
Inventories	2,836	4,293
Other current assets	2,405	1,983
Total Current Assets	31,853	29,354
Property, plant and equipment	6,112	6,252
Goodwill	22,452	22,488
Other intangible assets	61,666	63,969
Deferred income taxes	605	510
Marketable debt securities	651	767
Other non-current assets	5,946	6,604
Total Assets	$129,285	$129,944

LIABILITIES
Current Liabilities:
Short-term debt obligations	$3,862	$3,346
Accounts payable	3,069	2,445
Other current liabilities	12,301	12,513
Total Current Liabilities	19,232	18,304
Deferred income taxes	6,531	6,454
Long-term debt	42,844	43,387
Other non-current liabilities	10,701	10,101
Total Liabilities	79,308	78,246

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	43,254	43,709
Accumulated other comprehensive loss	(1,549)	(1,520)
Retained earnings	32,671	34,474
Less cost of treasury stock	(24,757)	(25,357)
Total Bristol-Myers Squibb Company Shareholders’ Equity	49,911	51,598
Noncontrolling interest	66	100
Total Equity	49,977	51,698
Total Liabilities and Equity	$129,285	$129,944
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss)/earnings	$(766)	$1,715
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
Depreciation and amortization, net	2,477	170
Deferred income taxes	(53)	78
Stock-based compensation	210	53
Impairment charges	53	45
Pension settlements and amortization	11	66
Divestiture gains and royalties	(173)	(166)
Equity investment losses/(gains)	339	(175)
Contingent consideration fair value adjustments	556	—
Other adjustments	(42)	(6)
Changes in operating assets and liabilities:
Receivables	(743)	236
Inventories	1,448	35
Accounts payable	703	136
Income taxes payable	229	120
Other	(355)	(917)
Net Cash Provided by Operating Activities	3,894	1,390
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	1,394	1,211
Purchase of marketable debt securities	(735)	(242)
Capital expenditures	(186)	(204)
Divestiture and other proceeds	205	310
Acquisition and other payments, net of cash acquired	(25)	(15)
Net Cash Provided by Investing Activities	653	1,060
Cash Flows From Financing Activities:
Short-term debt obligations, net	26	(73)
Repayment of long-term debt	—	(1,250)
Repurchase of common stock	(81)	—
Dividends	(1,017)	(669)
Other	18	(37)
Net Cash Used in Financing Activities	(1,054)	(2,029)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(67)	3
Increase in Cash, Cash Equivalents and Restricted Cash	3,426	424
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	12,820	6,911
Cash, Cash Equivalents and Restricted Cash at End of Period	$16,246	$7,335
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at March 31, 2020 and December 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2020 and 2019. All intercompany balances and transactions have been eliminated. BMS's consolidated financial statements include the assets, liabilities, operating results and cash flows of Celgene from the date of acquisition on November 20, 2019. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Use of Estimates and Judgments

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining accounting for business combinations; impairments of intangible assets; sales rebate and return accruals; legal contingencies; and income taxes. Actual results may differ from estimates.

Reclassifications

Certain reclassifications were made to conform the prior period interim consolidated financial statements to the current period presentation.

Recently Adopted Accounting Standards

Financial Instruments - Measurement of Credit Losses

In June 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. Entities will be required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. BMS adopted the amended guidance on a modified retrospective approach on January 1, 2020. The amended guidance did not impact BMS’s results of operations.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Net product sales	$10,541	$5,713
Alliance revenues	105	129
Other revenues	135	78
Total Revenues	$10,781	$5,920

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Gross product sales	$14,686	$7,994
GTN adjustments(a)
Charge-backs and cash discounts	(1,340)	(774)
Medicaid and Medicare rebates	(1,498)	(800)
Other rebates, returns, discounts and adjustments	(1,307)	(707)
Total GTN adjustments	(4,145)	(2,281)
Net product sales	$10,541	$5,713

(a)
Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $72 million and $78 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Prioritized Brands
Revlimid	$2,915	$—
Eliquis	2,641	1,925
Opdivo	1,766	1,801
Orencia	714	640
Pomalyst/Imnovid	713	—
Sprycel	521	459
Yervoy	396	384
Abraxane	300	—
Empliciti	97	83
Reblozyl	8	—
Inrebic	12	—

Established Brands
Baraclude	122	141
Vidaza	158	—
Other Brands(a)	418	487
Total Revenues	$10,781	$5,920

United States	$6,766	$3,449
Europe	2,567	1,480
Rest of the World	1,335	874
Other(b)	113	117
Total Revenues	$10,781	$5,920

(a)	Includes BMS and Celgene products in 2020.

(b)	Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $130 million and $147 million for the three months ended March 31, 2020 and 2019, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales. Contract assets were not material at March 31, 2020 and December 31, 2019.

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

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Revenues from alliances:
Net product sales	$2,723	$2,378
Alliance revenues	105	129
Total Revenues	$2,828	$2,507

Payments to/(from) alliance partners:
Cost of products sold	$1,306	$1,019
Marketing, selling and administrative	(40)	(28)
Research and development	46	14
Other expense/(income), net	(15)	(14)

Dollars in Millions	March 31, 2020	December 31, 2019
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$309	$347
Accounts payable – to alliance partners	1,284	1,026
Deferred income from alliances(a)	432	431

(a)	Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2019 Form 10-K. Significant developments and updates related to alliances during the three months ended March 31, 2020 are set forth below.

Otsuka

Otsuka is no longer co-promoting Sprycel in the U.S. and the EU in 2020 and as a result, this arrangement is no longer considered a collaboration under ASC 808. Revenues earned and fees paid to Otsuka in the Oncology Territory in 2020 are not included in the table above.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Business Combination

Celgene

On November 20, 2019, BMS completed the Celgene acquisition. The acquisition is expected to further position BMS as a leading biopharmaceutical company for sustained innovation and long-term growth and to address the needs of patients with cancer, inflammatory, immunologic or cardiovascular diseases through high-value innovative medicines and leading scientific capabilities. The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change, including the valuation of inventory, property, plant and equipment, intangible assets, income taxes and legal contingencies among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Measurement period adjustments increased goodwill by $22 million in the first quarter of 2020 due to purchase price allocation increases of $58 million to equity investments and $30 million to legal contingency liabilities, net of deferred income taxes.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other expense/(income), net. Revenue and pretax earnings related to all divestitures and assets held-for-sale were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2020	2019	2020	2019	2020	2019
Diabetes Business	$153	$164	$—	$—	$(127)	$(165)
Erbitux*	4	5	—	—	—	—
Manufacturing Operations	—	2	(1)	—	—	—
Plavix* and Avapro*/Avalide*	7	—	(12)	—	—	—
Mature Brands and Other	31	—	(3)	—	(31)	(1)
Total	$195	$171	$(16)	$—	$(158)	$(166)

(a)	Includes royalties received subsequent to the related sale of the asset or business.

Note 5. OTHER EXPENSE/(INCOME), NET

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Interest expense	$362	$45
Pension and postretirement	(4)	44
Royalties and licensing income	(410)	(308)
Divestiture gains	(16)	—
Acquisition expenses	—	165
Contingent consideration	556	—
Investment income	(61)	(56)
Integration expenses	174	22
Provision for restructuring	160	12
Equity investment losses/(gains)	339	(175)
Litigation and other settlements	32	1
Transition and other service fees	(61)	(2)
Reversion excise tax	76	—
Other	16	(9)
Other expense/(income), net	$1,163	$(261)

Note 6. RESTRUCTURING

A restructuring and integration plan is being implemented as an initiative to realize $2.5 billion of sustainable run-rate synergies resulting from cost savings and avoidance from the Celgene acquisition. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). The majority of charges are expected to be incurred through 2022, and range between $2.8 billion to $3.0 billion. Cumulative charges of approximately $1.0 billion have been recognized including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 600 for the three months ended March 31, 2020.

The following tables summarize the charges and activity related to the Celgene acquisition:

Dollars in Millions	Three Months Ended March 31, 2020
Employee termination costs	$146
Other termination costs	4
Provision for restructuring	150
Integration expenses	174
Total charges(a)	$324

(a)	Included in Other expense/(income), net.

Dollars in Millions	Three Months Ended March 31, 2020
Liability at January 1	$77
Charges	131
Change in estimates	1
Provision for restructuring(a)	132
Foreign currency translation and other	6
Payments	(91)
Liability at March 31	$124

(a)	Excludes $18 million of accelerated stock-based compensation.

In October 2016, a restructuring plan was announced to evolve and streamline BMS's operating model. The majority of charges are expected to be incurred through 2020, range between $1.6 billion to $2.0 billion. Cumulative charges of approximately $1.5 billion have been recognized including employee termination benefit costs, contract termination costs, accelerated depreciation and impairment charges and other costs associated with manufacturing and R&D site exits. The remaining charges are expected to result from additional site exit costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges.

The following tables summarize the charges and activity related to the Company transformation:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Employee termination costs	$3	$4
Other termination costs	7	8
Provision for restructuring	10	12
Accelerated depreciation	30	31
Asset impairments	42	1
Total charges	$82	$44

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Cost of products sold	$16	$12
Marketing, selling and administrative	—	1
Research and development	56	19
Other expense/(income), net	10	12
Total charges	$82	$44

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Liability at December 31	$23	$99
Cease-use liability reclassification	—	(3)
Liability at January 1	23	96
Charges	7	15
Change in estimates	3	(3)
Provision for restructuring	10	12
Payments	(16)	(45)
Liability at March 31	$17	$63

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2020	2019
(Loss)/Earnings Before Income Taxes	$(304)	$1,979
Provision for Income Taxes	462	264
Effective Tax Rate	(152.0)%	13.3%

The tax impact attributed to specified items was primarily due to non-deductible contingent value rights charges, valuation allowance on equity investment fair value adjustments and low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments in the three months ended March 31, 2020. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. Additional changes to the effective tax rate may occur in future periods due to various reasons including pretax earnings mix, tax reserves, cash repatriations and revised interpretations of the relevant tax code.

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

It is also reasonably possible that the total amount of unrecognized tax benefits at March 31, 2020 could decrease in the range of approximately $290 million to $330 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. (LOSS)/EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2020	2019
Net (Loss)/Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$(775)	$1,710

Weighted-Average Common Shares Outstanding – Basic	2,258	1,634
Incremental Shares Attributable to Share-Based Compensation Plans	—	3
Weighted-Average Common Shares Outstanding – Diluted	2,258	1,637

(Loss)/Earnings per Common Share
Basic	$(0.34)	$1.05
Diluted	(0.34)	1.04

The total number of potential shares of common stock excluded from the diluted EPS computation because of the antidilutive impact was 138 million for the three months ended March 31, 2020.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2020			December 31, 2019
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$13,528	$—	$—	$10,448	$—
Marketable debt securities:
Certificates of deposit	—	1,062	—	—	1,227	—
Commercial paper	—	869	—	—	1,093	—
Corporate debt securities	—	1,225	—	—	1,494	—
Derivative assets		202		—	140	—
Equity investments	1,822	145	—	2,020	175	—
Derivative liabilities	—	(29)	—	—	(40)	—
Contingent consideration liability:
Contingent value rights	2,862	—	—	2,275	—	—
Other acquisition related contingent consideration	—	—	69	—	—	106

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company's 2019 Form 10-K, the Company's fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs).

Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of March 31, 2020 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	March 31, 2020
Discount rate	2.2% to 2.7% (2.4%)
Probability of payment	0% to 80% (2.6%)
Projected year of payment for development and regulatory milestones	2020 to 2029 (2022)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A

There were no transfers between levels 1, 2 and 3 during the three months ended March 31, 2020. The following table represents a roll-forward of the fair value of level 3 instruments:

Dollars in Millions	Three Months Ended March 31, 2020
Fair value as of January 1	$106
Changes in estimated fair value	(36)
Foreign exchange	(1)
Fair value as of March 31	$69

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other expense/(income), net. The following table summarizes available-for-sale debt securities and equity investments:

	March 31, 2020				December 31, 2019
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,062	$—	$—	$1,062	$1,227	$—	$—	$1,227
Commercial paper	869	—	—	869	1,093	—	—	1,093
Corporate debt securities	1,216	11	(2)	1,225	1,487	8	(1)	1,494
	$3,147	$11	$(2)	3,156	$3,807	$8	$(1)	3,814

Equity investments				1,967				2,195
Total				$5,123				$6,009

Dollars in Millions	March 31, 2020	December 31, 2019
Marketable debt securities - current	$2,505	$3,047
Marketable debt securities - non-current(a)	651	767
Other non-current assets	1,967	2,195
Total	$5,123	$6,009

(a)	All non-current marketable debt securities mature within five years as of March 31, 2020 and December 31, 2019.

Equity investments not measured at fair value and excluded from the above fair value table were limited partnerships and other equity method investments of $424 million at March 31, 2020 and $429 million at December 31, 2019 and other equity investments without readily determinable fair values of $754 million at March 31, 2020 and $781 million at December 31, 2019. These amounts are included in Other non-current assets. Upward adjustments to equity investments without readily determinable fair values for the three months ended March 31, 2020 were $75 million resulting from observable price changes for similar securities for the same issuer and were recorded in Other expense/(income), net. Downward adjustments to equity investments without readily determinable fair values for the three months ended March 31, 2020 were $188 million due to the significant adverse change in the global economy during the period primarily caused by the COVID-19 pandemic.

The following table summarizes the net (loss)/gain recorded for equity investments with readily determinable fair values held as of March 31, 2020 and 2019:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Net (loss)/gain recognized	$(228)	$95
Less: Net gain recognized for equity investments sold	—	14
Net unrealized (loss)/gain on equity investments held	$(228)	$81

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other expense/(income), net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $1.7 billion and Japanese yen of $1.2 billion at March 31, 2020.

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

BMS may hedge a portion of its future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, BMS sells (or writes) a local currency call option and purchases a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of March 31, 2020 had settlement dates within 12 months. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.0 billion) at March 31, 2020 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Cross-currency interest rate swap contracts of $400 million at March 31, 2020 are designated to hedge Japanese yen currency exposure of BMS's net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (1.0% as of March 31, 2020) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following table summarizes the fair value of outstanding derivatives:

	March 31, 2020				December 31, 2019
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$25	$—	$—	$255	$6	$—	$—
Cross-currency interest rate swap contracts	400	7	—	—	175	2	125	(1)
Foreign currency forward contracts	2,383	75	301	(2)	766	27	980	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1,177	73	772	(19)	2,342	91	1,173	(10)
Foreign currency zero-cost collar contracts	1,522	22	1,597	(8)	2,482	14	2,235	(9)

(a)	Included in Other current assets and Other non-current assets.

(b)	Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended March 31, 2020
Dollars in Millions	Cost of products sold	Other expense/(income), net
Interest rate swap contracts	$—	$(7)
Cross-currency interest rate swap contracts	—	(2)
Foreign currency forward contracts	(23)	(76)
Foreign currency zero-cost collar contracts	—	(9)

	Three Months Ended March 31, 2019
Dollars in Millions	Cost of products sold	Other expense/(income), net
Interest rate swap contracts	$—	$(5)
Cross-currency interest rate swap contracts	—	(2)
Foreign currency forward contracts	(30)	9
Forward starting interest rate swap options	—	35

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive (Loss)/Income:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive (Loss)/Income(a)	$97	$45
Reclassified to Cost of products sold	(20)	(30)

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive (Loss)/Income	6	6

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive (Loss)/Income	20	8

(a)	The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	March 31, 2020	December 31, 2019
Non-U.S. short-term borrowings	$345	$351
Current portion of long-term debt	3,261	2,763
Other	256	232
Total	$3,862	$3,346

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	March 31, 2020	December 31, 2019
Principal Value	$44,310	$44,335

Adjustments to Principal Value:
Fair value of interest rate swap contracts	25	6
Unamortized basis adjustment from swap terminations	168	175
Unamortized bond discounts and issuance costs	(271)	(280)
Unamortized purchase price adjustments of Celgene debt	1,873	1,914
Total	$46,105	$46,150

Current portion of long-term debt	$3,261	$2,763
Long-term debt	42,844	43,387
Total	$46,105	$46,150

The fair value of long-term debt was $51.9 billion at March 31, 2020 and $50.7 billion at December 31, 2019 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments. Interest payments were $491 million and $57 million for the three months ended March 31, 2020 and 2019, respectively, net of amounts related to interest rate swap contracts.

During the first quarter of 2019, the $750 million 1.600% Notes and the $500 million 1.750% Notes matured and were repaid.

As of March 31, 2020, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility that was renewed to January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS's commercial paper borrowings. BMS's $1.0 billion facility and its two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. BMS's 364-day $2.0 billion facility can be renewed for one year on each anniversary date, subject to certain terms and conditions. No borrowings were outstanding under revolving credit facilities at March 31, 2020 or December 31, 2019.

Note 10. RECEIVABLES

Dollars in Millions	March 31, 2020	December 31, 2019
Trade receivables	$7,660	$6,888
Less charge-backs and cash discounts	(437)	(391)
Less bad debt allowances	(23)	(21)
Net trade receivables	7,200	6,476
Alliance, royalties, VAT and other	1,090	1,209
Receivables	$8,290	$7,685

Non-U.S. receivables sold on a nonrecourse basis were $180 million and $174 million for the three months ended March 31, 2020 and 2019, respectively. Receivables from the three largest customers in the U.S. represented approximately 55% and 50% of total trade receivables at March 31, 2020 and December 31, 2019, respectively.

Note 11. INVENTORIES

Dollars in Millions	March 31, 2020	December 31, 2019
Finished goods	$1,283	$2,227
Work in process	2,651	3,267
Raw and packaging materials	164	172
Total inventories	$4,098	$5,666

Inventories	$2,836	$4,293
Other non-current assets	1,262	1,373

Total inventories include fair value adjustments resulting from the Celgene acquisition of $2.1 billion at March 31, 2020 and $3.5 billion at December 31, 2019. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2020	December 31, 2019
Land	$194	$187
Buildings	5,848	6,336
Machinery, equipment and fixtures	3,055	3,157
Construction in progress	456	527
Gross property, plant and equipment	9,553	10,207
Less accumulated depreciation	(3,441)	(3,955)
Property, plant and equipment	$6,112	$6,252

Depreciation expense was $170 million and $133 million for the three months ended March 31, 2020 and 2019, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	March 31, 2020	December 31, 2019
Goodwill(a)		$22,452	$22,488

Other intangible assets:
Licenses	5 – 15 years	482	482
Acquired developed product rights	3 – 15 years	50,427	46,827
Capitalized software	3 – 10 years	1,263	1,297
IPRD		15,900	19,500
Gross other intangible assets		68,072	68,106
Less accumulated amortization		(6,406)	(4,137)
Other intangible assets		$61,666	$63,969

(a)	Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

In March 2020, $3.6 billion of IPRD was reclassified to acquired developed product rights upon approval of Zeposia in the U.S. In April 2020, the FDA approved Reblozyl to treat Anemia in adults with lower-risk MDS. As a result, $7.5 billion of IPRD will be reclassed to acquired developed products rights in the second quarter of 2020. Amortization expense of other intangible assets was $2.3 billion and $53 million for the three months ended March 31, 2020 and 2019, respectively.

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	March 31, 2020	December 31, 2019
Prepaid and refundable income taxes	$999	$754
Research and development	445	410
Other	961	819
Other current assets	$2,405	$1,983

Dollars in Millions	March 31, 2020	December 31, 2019
Equity investments	$3,144	$3,405
Inventories	1,262	1,373
Operating leases	724	704
Pension and postretirement	189	456
Restricted cash(a)	342	390
Other	285	276
Other non-current assets	$5,946	$6,604

(a)
Restricted cash consists of escrow for litigation settlements and funds restricted for annual Company contributions to the defined contribution plan in the U.S. Restricted cash of $429 million was included in cash, cash equivalents and restricted cash at March 31, 2020 in the consolidated statements of cash flows.

Dollars in Millions	March 31, 2020	December 31, 2019
Rebates and returns	$4,407	$4,275
Income taxes payable	1,996	1,517
Employee compensation and benefits	678	1,457
Research and development	1,308	1,324
Dividends	1,037	1,025
Interest	393	493
Royalties	328	418
Operating leases	136	133
Other	2,018	1,871
Other current liabilities	$12,301	$12,513

Dollars in Millions	March 31, 2020	December 31, 2019
Income taxes payable	$5,364	$5,368
Contingent value rights	2,862	2,275
Pension and postretirement	841	725
Operating leases	688	672
Deferred income	394	424
Deferred compensation	254	287
Other	298	350
Other non-current liabilities	$10,701	$10,101

Note 15. EQUITY

The following table summarizes changes in equity for the three months ended March 31, 2020:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net loss	—	—	—	—	(775)	—	—	9
Other Comprehensive Loss	—	—	—	(29)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,028)	—	—	—
Share repurchase program	—	—	—	—	—	1	(81)	—
Stock compensation	—	—	(455)	—	—	(13)	681	—
Distributions	—	—	—	—	—	—	—	(43)
Balance at March 31, 2020	2,923	$292	$43,254	$(1,549)	$32,671	660	$(24,757)	$66

(a)	Cash dividends declared per common share were $0.45 for the three months ended March 31, 2020.

The following table summarizes changes in equity for the three months ended March 31, 2019:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2018	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	1,710	—	—	5
Other Comprehensive Income	—	—	—	118	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	22	—	—	(4)	3	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2019	2,208	$221	$2,103	$(2,644)	$35,109	572	$(19,571)	$99

(a)	Refer to “—Note 1. Accounting Policies and Recently Issued Accounting Standards” in the Company's 2019 Form 10-K for additional information.

(b)	Cash dividends declared per common share were $0.41 for the three months ended March 31, 2019.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

The outstanding share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. In February 2020, the Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for BMS's common stock. BMS repurchased 1.4 million shares of its common stock for $81 million in the first quarter of 2020. The remaining share repurchase capacity under the share repurchase program was approximately $5.9 billion as of March 31, 2020.

The components of Other Comprehensive (Loss)/Income were as follows:

	2020			2019
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$97	$(10)	$87	$45	$(5)	$40
Reclassified to net earnings(a)	(20)	3	(17)	(30)	4	(26)
Derivatives qualifying as cash flow hedges	77	(7)	70	15	(1)	14

Pension and postretirement benefits:
Actuarial gains/(losses)	8	(2)	6	(2)	—	(2)
Amortization(b)	9	(1)	8	17	(4)	13
Settlements(b)	2	—	2	49	(11)	38
Pension and postretirement benefits	19	(3)	16	64	(15)	49

Available-for-sale debt securities:
Unrealized gains	2	(1)	1	23	—	23
Realized losses	—	—	—	3	—	3
Available-for-sale debt securities	2	(1)	1	26	—	26

Foreign currency translation	(110)	(6)	(116)	32	(3)	29

Other Comprehensive (Loss)/Income	$(12)	$(17)	$(29)	$137	$(19)	$118

(a)	Included in Cost of products sold.

(b)	Included in Other expense/(income), net.

The accumulated balances related to each component of Other Comprehensive (Loss)/Income, net of taxes, were as follows:

Dollars in Millions	March 31, 2020	December 31, 2019
Derivatives qualifying as cash flow hedges	$89	$19
Pension and postretirement benefits	(883)	(899)
Available-for-sale debt securities	7	6
Foreign currency translation	(762)	(646)
Accumulated other comprehensive loss	$(1,549)	$(1,520)

Note 16. RETIREMENT BENEFITS

The net periodic benefit cost of defined benefit pension plans includes:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Service cost – benefits earned during the year	$12	$7
Interest cost on projected benefit obligation	8	44
Expected return on plan assets	(23)	(64)
Amortization of prior service credits	(1)	(1)
Amortization of net actuarial loss	11	18
Curtailments and settlements	2	49
Net periodic pension benefit cost	$9	$53

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $560 million at March 31, 2020 and $569 million at December 31, 2019. Defined contribution plan expense in the U.S. was approximately $85 million and $40 million for the three months ended March 31, 2020 and 2019, respectively. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

As a result of the Bristol-Myers Squibb Retirement Income Plan termination in 2019, $381 million of assets held in a separate account within the Pension Trust used to fund retiree medical plan payments was reverted back to the Company, resulting in an excise tax of $76 million in the first quarter of 2020.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Cost of products sold	$10	$4
Marketing, selling and administrative	88	30
Research and development	94	19
Other expense/(income), net	18	—
Total stock-based compensation expense	$210	$53

Income tax benefit(a)	$46	$10

(a)
Income tax benefit excludes excess tax benefits of $23 million and $2 million from share-based compensation awards that were vested or exercised during the three months ended March 31, 2020 and 2019, respectively.

The total stock-based compensation expense for the three months ended March 31, 2020 includes $123 million related to the Celgene post-combination service period for the replacement awards and $18 million of accelerated vesting of the replacement awards related to the Celgene acquisition. It also includes $9 million related to CVR obligation on unvested stock awards.

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2020 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	12.5	$53.63
Market share units	0.9	53.88
Performance share units	1.4	55.66

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$92	$1,397	$77	$135
Expected weighted-average period in years of compensation cost to be recognized	1.9	2.9	3.4	2.1

Note 18. LEGAL PROCEEDINGS AND CONTINGENCIES

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

Unless otherwise noted, BMS is unable to assess the outcome of the respective matters nor is it able to estimate the possible loss or range of losses that could potentially result for such matters. Contingency accruals are recognized when it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Developments in legal proceedings and other matters that could cause changes in the amounts previously accrued are evaluated each reporting period. For a discussion of BMS’s tax contingencies, see “—Note 7. Income Taxes”.

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

CAR T
On October 18, 2017, the day on which the FDA approved Kite Pharma, Inc.’s (“Kite”) Yescarta* product, Juno, along with Sloan Kettering Institute for Cancer Research (“SKI”), filed a complaint against Kite in the U.S. District Court for the Central District of California. The complaint alleged that Yescarta* infringes certain claims of U.S. Patent No. 7,446,190 (“the ’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. The Appeals Court has not yet entered a schedule for the appeal.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE, from February 2023 to November 2026. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. Post-trial briefing is complete and BMS is expecting a decision in 2020.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($276 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. The Australian government can appeal the Federal Court’s decision.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of Teva Pharmaceuticals USA, Inc. (“Teva”); Apotex Inc. (“Apotex”) and Apotex Corp.; Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (together, “Hetero”); Aurobindo Pharma Ltd.; Mylan Pharmaceuticals Inc.; and Breckenridge Pharmaceutical, Inc. (“Breckenridge”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable and not infringed. These first set of litigations were subsequently consolidated. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. In April 2020, Breckenridge filed its answer and counterclaims alleging that the patent is invalid and not infringed. The other companies have not yet submitted any responsive pleading. The Court has consolidated these additional litigations with the first set of litigations. A trial is scheduled to begin in September 2020.

In February and March 2019, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide, and the companies filed answer and/or counterclaims alleging that each of these patents is invalid and/or not infringed. In these actions, the Court has ordered that the parties be ready for trial by April 15, 2021.

In June 2019, Celgene received a Notice Letter from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) notifying Celgene that they had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Pomalyst in the U.S. In response, Celgene initiated a patent infringement action against DRL in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents, and DRL filed an answer and counterclaims alleging that each of the patents is invalid and/or not infringed. The Court has not set a trial date in this action.

In March 2020, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. DRL has not yet submitted a responsive pleading, and the Court has not set a trial date in this action.

Pomalyst - Canada
Celgene received a Notice of Allegation in January 2020 from Natco Pharma (Canada) Inc. (“Natco Canada”) notifying Celgene that it had filed an Abbreviated New Drug Submission (“aNDS”) with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada and sought an injunction. Natco Canada alleges that the asserted patents are invalid and/or not infringed. The Court has set the trial to begin on November 15, 2021.

Celgene received a Notice of Allegation in March 2020 from Dr. Reddy’s Laboratories Ltd. (“DRL Canada”) notifying Celgene that it had filed an aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. DRL Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada and sought an injunction. DRL Canada alleges that the asserted patents are invalid and/or not infringed. The Court has not set a trial date.

Revlimid - Canada
Celgene received two Notices of Allegation in July 2018 from Natco Canada notifying Celgene of the filing of Natco Canada’s two separate aNDSs with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Revlimid in Canada. In response, Celgene initiated patent infringement actions in the Federal Court of Canada and sought an injunction. Natco alleges that the asserted patents are invalid and/or not infringed. The trial, which was scheduled to start on March 30, 2020, has been postponed due to COVID-19. The Court has not set a new trial date.

Revlimid - U.S.
Celgene has received Notice Letters on behalf of DRL; Zydus Pharmaceuticals (USA) Inc.; Cipla Ltd., India; Apotex; Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited (“Sun”); Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V. (“Mylan”); and Aurobindo Pharma Limited, Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Aurolife Pharma LLC notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, some of which have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. In a second litigation involving Sun, Sun filed a motion to dismiss, which was denied. Sun has not yet filed a responsive pleading in that second litigation. Mylan has filed a motion to dismiss the District of New Jersey action, and that motion remains pending. Celgene also filed a patent infringement action against Mylan in the U.S. District Court for the Northern District of West Virginia asserting certain FDA Orange Book-listed patents. In April 2020, Mylan Pharmaceuticals Inc. filed its answer and counterclaims alleging that the patents are invalid, unenforceable and not infringed and Mylan Inc. and Mylan N.V. filed a motion to dismiss.

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

In March 2020, BMS received a Notice Letter from Teva notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging a FDA Orange Book-listed monohydrate form patent expiring in 2026. In response, BMS initiated a patent infringement lawsuit under the Hatch-Waxman Act in the U.S. District Court for the District of New Jersey. No trial date has been set.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection and/or false advertising actions brought by the attorneys general of Hawaii and New Mexico relating to the sales and promotion of Plavix*. The Hawaii matter is currently scheduled for trial in October 2020.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., approximately 212 cases remain pending on behalf of 218 plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are nine cases pending in Canada (four class actions, five individual injury claims). Out of the nine cases, only three are active (the class actions in Quebec and Ontario and one individual injury claim). Both class actions have now been certified and will proceed separately.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are approximately 584 separate lawsuits pending on behalf of approximately 2,234 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In November 2015, the defendants’ motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin had product liability insurance covering a substantial number of claims involving Byetta* (which has been exhausted). As part of BMS’s global diabetes business divestiture, BMS sold Byetta* to AstraZeneca in February 2014 and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of April 2020, claims are pending in state and federal court on behalf of approximately 285 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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

Celgene Securities Class Action
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene’s 2020 outlook and projected sales of Otezla, and (3) the new drug application for Zeposia (ozanimod). The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff’s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. No trial date has been set for the claims that survived the Court’s order.

In April 2020, certain Schwab management investment companies on behalf of certain Schwab funds filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action against the same remaining defendants in that action. The Company intends to vigorously defend against these claims.

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

HIV Medication Antitrust Lawsuits
BMS and several other manufacturers of HIV medications are defendants in related lawsuits brought by indirect purchasers in 2019 and direct purchasers in 2020 in the U.S. District Court for the Northern District of California, and by indirect purchasers in 2020 in the U.S. District Court for the Southern District of Florida, in each case alleging that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The complaints allege additional theories of liability with respect to other defendants. The indirect purchaser complaint filed in Florida has been transferred and consolidated with the matters pending in the Northern District of California. In March 2020, in ruling on the defendants’ motions to dismiss the indirect purchasers’ complaint, the Court granted defendants’ motions to dismiss plaintiffs’ conspiracy claims but otherwise denied the motion to dismiss as to Gilead, BMS, and Janssen. Certain plaintiffs filed an amended complaint in April 2020. A trial is scheduled for February 2022.

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

Thalomid and Revlimid Antitrust Class Action Litigation
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for aNDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, are seeking injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In October 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. Celgene filed an opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. In October 2018, the Court denied the plaintiffs’ motion for class certification and Celgene’s motion for judgment on the pleadings. In December 2018, the plaintiffs filed a new motion for class certification, which Celgene opposed. In July 2019, the parties reached a settlement under which all the putative class plaintiff claims would be dismissed with prejudice. In December 2019, after certain third-party payors who were members of the settlement class refused to release their potential claims and participate in the settlement, Celgene exercised its right to terminate the settlement agreement. In March 2020, Celgene reached a revised settlement with the class plaintiffs subject to approval by the Court. That settlement does not resolve the claims of certain entities that opted out of the first settlement.

In March 2020, United HealthCare Services, Inc. (“UHS”), affiliates of which opted out of the first settlement in the Thalomid and Revlimid Antitrust Class Action Litigation, filed a lawsuit against Celgene in the U.S. District Court for the District of Minnesota. UHS’s complaint makes largely the same claims and allegations as the class action litigation. The complaint purports to assert claims on behalf of UHS and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. The Company intends to vigorously defend these claims.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $69.4 million at March 31, 2020, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our vision is to be the world's leading biopharmaceutical company that transforms patients' lives through science in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. We continue to advance the next wave of innovative medicines by investing significantly in our pipeline both internally and through business development activities. For further information on our strategy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Strategy” in our 2019 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

We completed the Celgene transaction on November 20, 2019. We expect that our acquisition of Celgene will further position us as a leading biopharmaceutical company, expanding our oncology, hematology and immunology portfolios with several near-term assets and additional external partnerships. Commencing from the acquisition date, BMS's consolidated financial statements include the assets, liabilities, operating results and cash flows of Celgene.

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has subsequently expanded to a pandemic resulting in significant risks and disruptions to the health and welfare of the global population and economy. Due to the evolving nature of the COVID-19 situation, we cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and the severity of the spread of the COVID-19 pandemic in the U.S. and globally, the effectiveness of federal, state, local and foreign government actions on mitigation and spread of COVID-19, the pandemic's impact on the U.S. and global economies, changes in our customers' behavior emanating from the pandemic and how quickly we can resume our normal operations, among others. Refer to “—COVID-19 and Market Factors” for further information.

Our revenues increased by 82% for the three months ended March 31, 2020 as a result of the Celgene acquisition, which contributed $4.2 billion of revenues or 71% of the growth, change in buying patterns resulting from the COVID-19 pandemic and higher demand for Eliquis. Changes in buying patterns resulting from the COVID-19 pandemic contributed approximately $500 million of revenues. The $1.38 decrease in GAAP EPS primarily resulted from amortization of acquired intangible assets, the unwinding of inventory fair value adjustments, contingent value rights and equity investment fair value adjustments, partially offset by higher revenues. After adjusting for specified items, non-GAAP EPS increased $0.62 as a result of the Celgene acquisition.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2020	2019
Total Revenues	$10,781	$5,920

Diluted (Loss)/Earnings Per Share
GAAP	$(0.34)	$1.04
Non-GAAP	1.72	1.10

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

COVID-19 and Market Factors

The COVID-19 pandemic is affecting global healthcare systems as well as major economic and financial markets. Virtually all industries are facing challenges associated with the economic conditions resulting from efforts to address this pandemic. For example, many entities in certain industries have seen sharp declines in revenues due to regulatory and organizational mandates (e.g., “shelter in place” mandates, non-essential business and school closures) and voluntary changes in consumer behavior (e.g., “physical distancing”). As the spread of the pandemic increases, entities are experiencing conditions often associated with a sudden and severe economic downturn, including, but not limited to, financial market volatility and erosion of market value, deteriorating credit, liquidity concerns, further increases in government intervention, increasing unemployment, broad declines in consumer discretionary spending, increasing inventory levels, reductions in production because of decreased demand and supply constraints, layoffs and furloughs, and other restructuring activities.

We currently do not anticipate disruptions to the supply of our medicines for patients due to the COVID-19 pandemic. All of our internal manufacturing facilities and key contract manufacturers are operating with proper measures taken to help ensure employee safety. An appropriate amount of safety stock is maintained based on anticipated needs. We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our global workforce who can perform their jobs from home as well as restrictions on business travel, workplace and in-person meetings. Field-based personnel in the U.S. and certain other markets suspended in-person customer interactions in healthcare settings and moved to a remote engagement model to ensure continued support for healthcare professionals, patient care and access to our medicines.

The situation remains dynamic and it is still early to assess the potential impact on our operations such as the ability and willingness of patients to access treatment centers or obtain a prescription and changes in prescribing patterns that may potentially affect our operations in the long-term. We have observed certain changes in buying patterns including payers implementing new policies to encourage larger prescription sizes and earlier refills to help patients avoid trips to the pharmacy and decreased patient office visits. It is uncertain whether these trends will continue in the future. We believe our revenues were higher than previously expected by approximately $500 million in the first quarter of 2020 as a result with Eliquis being the most impacted product. As the U.S. healthcare system is dealing with the unprecedented COVID-19 pandemic, we made the decision to delay commercialization of Zeposia based on what is in the best health interest of our patients, customers and workforce. In contrast, we are making Reblozyl available for MDS patients following its recent approval for this additional indication. The timing of specific product launches will be decided after considering the relevant facts and circumstances for each situation. Our U.S. patient assistance programs were also expanded to provide our branded products for free to eligible patients that have lost employment and health insurance due to COVID-19. It is uncertain what the aggregate impact of the above factors will have on our revenues and expenses during 2020.

The following decisions were taken regarding the conduct of clinical trials to protect the safety of study participants, our employees and staff at clinical trial sites and ensure regulatory compliance and scientific integrity of trial data.

For ongoing studies (i.e. those that have passed First Patient First Visit):

•	Existing sites can continue to recruit new patients when appropriate

•	No new sites will be activated until further notice

For new studies (i.e. those that have not yet passed First Patient First Visit):

•	No sites will be initiated nor activated until further notice

We also temporarily suspended screening, enrollment and apheresis in our cellular therapy clinical trials. The temporary suspension does not impact the ongoing BLA activities with the FDA for idecabtagene vicleucel (ide-cel, bb2121) or lisocabtagene maraleucel (liso-cel, JCAR017). Although the clinical trials that form the basis for these applications have completed enrollment, certain site inspections have not yet occurred and may be delayed. The full impact of the COVID-19 pandemic on our clinical trials is still being assessed. Studies that have not yet completed enrollment may likely be delayed. In addition, research and early development activities performed in laboratories have been temporarily suspended.

The COVID-19 pandemic significantly impacted the financial markets. We incurred downward adjustments to our equity investment fair values of $674 million in the first quarter of 2020 primarily due to the decline in equity prices resulting from the pandemic. Additional charges related to equity investments may occur in the future due to the extreme volatility. There is also a potential adverse impact to our financial results due to the significant strengthening of the U.S. dollar which resulted in lower recorded revenues and foreign currency losses. In addition, lower interest rates may lead to reduction in our previously expected interest income. We also assigned a preliminary value of approximately $64 billion to intangible assets obtained in the Celgene acquisition that closed in November 2019. To the extent that estimated future cash flows are lower than previously expected as a direct or indirect result of the pandemic, including delays in the enrollment or timely completion of clinical programs, FDA site inspections and other interactions with regulatory bodies in general, regulatory approvals, launches of newly approved products or lower demand in general, significant charges might be incurred.

Refer to “Part II—Item 1A. Risk Factors” for an update to the Company's risk factors resulting from the COVID-19 pandemic.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2020:

Product	Date	Approval

Reblozyl	April 2020
FDA approval of Reblozyl for the treatment of anemia failing an erythropoiesis stimulating agent in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

Zeposia	March 2020	FDA approval of Zeposia (ozanimod) 0.92 mg for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease.

Opdivo+Yervoy	March 2020	FDA approval of Opdivo+Yervoy combination for the treatment of HCC in patients who have been previously treated with sorafenib.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2020.

Acquisitions, Divestitures, Licensing and Collaboration Arrangements

Acquisitions, divestitures, licensing and collaboration arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,		2020 vs. 2019
Dollars in Millions	2020	2019	% Change	Foreign Exchange(b)
United States	$6,766	$3,449	96%	—
Europe	2,567	1,480	73%	(3)%
Rest of the World	1,335	874	53%	(5)%
Other(a)	113	117	(3)%	N/A
Total	$10,781	$5,920	82%	(1)%

(a)	Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.

(b)	Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

U.S. revenues for the three months ended March 31, 2020 were impacted by $2.8 billion from Revlimid and other Celgene products, which contributed 81% of the growth and higher demand for Eliquis. Changes in buying patterns resulting from COVID-19 pandemic contributed approximately $300 million of revenues. Average net selling prices, including Celgene products, increased 3% for the three months ended March 31, 2020.

Europe revenues for the three months ended March 31, 2020 were impacted by $965 million from Celgene products, which contributed 65% of the growth, the change in buying patterns resulting from the COVID-19 pandemic and higher demand for Eliquis and Opdivo, partially offset by foreign exchange and lower demand for established brands. Average net selling prices, including Celgene products, were lower for the three months ended March 31, 2020.

Rest of the World revenues for the three months ended March 31, 2020 were impacted by $477 million from Celgene products, which contributed 55% of the growth, the change in buying patterns resulting from the COVID-19 pandemic and higher demand for Opdivo and Eliquis, partially offset by foreign exchange and lower demand for established brands. Average net selling prices, including Celgene products, were lower for the three months ended March 31, 2020.

No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2020 or 2019. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2020	2019	% Change
Gross product sales	$14,686	$7,994	84%
GTN adjustments
Charge-backs and cash discounts	(1,340)	(774)	73%
Medicaid and Medicare rebates	(1,498)	(800)	87%
Other rebates, returns, discounts and adjustments	(1,307)	(707)	85%
Total GTN adjustments	(4,145)	(2,281)	82%
Net product sales	$10,541	$5,713	85%

GTN adjustments percentage	28%	28%	—%
U.S.	34%	36%	(2)%
Non-U.S.	14%	13%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $72 million and $78 million for the three months ended March 31, 2020 and 2019, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. GTN adjustments percentage remained unchanged primarily due to the addition of Celgene hematology brands which have lower U.S. GTN adjustment percentages, and were partially offset by higher U.S. Eliquis gross product sales, which has a relatively high GTN adjustment percentage as a result of competitive pressures to maintain its position on healthcare payer formularies allowing patients continued access through their medical plans.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2020	2019	% Change
Prioritized Brands
Revlimid	$2,915	$—	N/A
U.S.	1,966	—	N/A
Non-U.S.	949	—	N/A

Eliquis	2,641	1,925	37%
U.S.	1,777	1,206	47%
Non-U.S.	864	719	20%

Opdivo	1,766	1,801	(2)%
U.S.	1,008	1,124	(10)%
Non-U.S.	758	677	12%

Orencia	714	640	12%
U.S.	500	449	11%
Non-U.S.	214	191	12%

Pomalyst/Imnovid	713	—	N/A
U.S.	489	—	N/A
Non-U.S.	224	—	N/A

Sprycel	521	459	14%
U.S.	300	240	25%
Non-U.S.	221	219	1%

Yervoy	396	384	3%
U.S.	257	275	(7)%
Non-U.S.	139	109	28%

Abraxane	300	—	N/A
U.S.	205	—	N/A
Non-U.S.	95	—	N/A

Empliciti	97	83	17%
U.S.	59	58	2%
Non-U.S.	38	25	52%

Reblozyl	8	—	N/A
U.S.	8	—	N/A
Non-U.S.	—	—	N/A

Inrebic	12	—	N/A
U.S.	12	—	N/A
Non-U.S.	—	—	N/A

	Three Months Ended March 31,
Dollars in Millions	2020	2019	% Change
Established Brands
Baraclude	122	141	(13)%
U.S.	3	7	(57)%
Non-U.S.	119	134	(11)%

Vidaza	158	—	N/A
U.S.	2	—	N/A
Non-U.S.	156	—	N/A

Other Brands(a)	418	487	(14)%
U.S.	180	90	100%
Non-U.S.	238	397	(40)%

Total Revenues	10,781	5,920	82%
U.S.	6,766	3,449	96%
Non-U.S.	4,015	2,471	62%

(a)	Includes BMS and Celgene products in 2020.

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

•	U.S. revenues increased due to higher demand and the change in buying patterns resulting from the COVID-19 pandemic, partially offset by higher rebates and discounts.

•
International revenues increased due to higher demand and the change in buying patterns resulting from the COVID-19 pandemic. Excluding foreign exchange impacts, revenues increased by 23% in the first quarter.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•	U.S. revenues decreased due to the smaller previously-treated advanced lung cancer market and increased competition for the Opdivo+Yervoy combination in kidney cancer.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches in new countries. Excluding foreign exchange impacts, revenues increased by 17% in the first quarter.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•	U.S. revenues increased due to higher demand and higher average net selling prices.

•	International revenues increased due to higher demand. Excluding foreign exchange impacts, international revenue increased by 16% in the first quarter.

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

•	U.S. revenues increased due to higher demand, the change in buying patterns resulting from the COVID-19 pandemic and higher average net selling prices.

•	International revenues increased due to the change in buying patterns resulting from the COVID-19 pandemic, offset by unfavorable foreign exchange impacts.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•	U.S. revenues decreased due to increased competition for the Opdivo+Yervoy combination for kidney cancer.

•
International revenues increased due to higher demand as a result of approvals for additional indications and launches primarily in Europe. Excluding foreign exchange impacts, revenues increased by 32% in the first quarter.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

•	International revenues increased due to higher demand.

Inrebic (fedratinib) — an oral kinase inhibitor with activity against wild type and mutationally activated JAK2 and FLT3. In August 2019, the FDA approved Inrebic for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and anemia failing an erythropoiesis stimulating agent in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. In November 2019, the FDA approved Reblozyl for the treatment of anemia in adult patients with beta thalassemia who require red blood cell transfusions. In April 2020, the FDA approved Reblozyl to treat Anemia in adults with lower-risk MDS.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•	International revenues decreased due to lower average net selling prices resulting from generic competition.

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

Other Brands — includes Sustiva, Reyataz, Daklinza and all other products that lost exclusivity in major markets, OTC brands and royalty revenue.

•	U.S. revenues include $103 million from Celgene products in 2020.

•	International revenues decreased primarily due to divestiture of the UPSA business and certain other brands and continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2019 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at December 31, 2019.

Perfalgan, an analgesic product, had 3.2 months of inventory on hand internationally at direct customers compared to 2.6 months of inventory on hand at September 30, 2019. The level of inventory on hand was primarily in the Gulf Countries due to extended delivery lead time.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 75% of total gross sales of U.S. products. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended March 31, 2020 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2020	2019	% Change
Cost of products sold(a)	$3,662	$1,824	**
Marketing, selling and administrative	1,606	1,006	60%
Research and development	2,372	1,348	76%
Amortization of acquired intangible assets	2,282	24	**
Other expense/(income), net	1,163	(261)	**
Total Expenses	$11,085	$3,941	**
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

•
Cost of products sold increased by approximately $1.8 billion due to unwinding of inventory fair value adjustments of $1.4 billion, higher royalties and Eliquis profit sharing of $376 million and Celgene product costs.

•	Marketing, selling and administrative expenses increased by approximately $600 million primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition.

•	Research and development increased by approximately $1.0 billion primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition.

•	Amortization of acquired intangible assets increased by $2.3 billion in 2020 as a result of Revlimid, Pomalyst/Imnovid and other marketed product rights obtained in the Celgene acquisition.

•
Other expense/(income), net changed by $1.4 billion primarily due to higher interest, restructuring, integration expenses and fair value adjustments to equity investments and contingent value rights as summarized below.

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Interest expense	$362	$45
Pension and postretirement	(4)	44
Royalties and licensing income	(410)	(308)
Divestiture gains	(16)	—
Acquisition expenses	—	165
Contingent consideration	556	—
Investment income	(61)	(56)
Integration expenses	174	22
Provision for restructuring	160	12
Equity investment losses/(gains)	339	(175)
Litigation and other settlements	32	1
Transition and other service fees	(61)	(2)
Reversion excise tax	76	—
Other	16	(9)
Other expense/(income), net	$1,163	$(261)

•
Interest expense includes interest incurred primarily on the approximately $19.0 billion of notes issued in May 2019 and approximately $19.9 billion of Celgene debt assumed in the acquisition. Interest expense was partially offset by $41 million of amortization of the purchase price adjustment attributed to Celgene's debt.

•
Pension and postretirement includes the interest cost, expected return on plan assets and amortization components of the net periodic benefit cost (credit) as well as net charges for settlements, curtailments and special termination benefits of $49 million in 2019.

•
Royalties and licensing income primarily includes diabetes royalties of $127 million in 2020 and $165 million in 2019, Keytruda* royalties of $161 million in 2020 and $120 million in 2019, regulatory milestone of $40 million from Biohaven following the regulatory approval of Nurtec* ODT (rimegepant) and $30 million from ViiV following the acceptance of two regulatory filings in 2020 and out-licensing income of $30 million from Boehringer Ingelheim for the exclusive rights to develop and commercialize BMS's TREM-1 program.

•	Divestiture gains include a $12 million gain related to the termination of our U.S. and Puerto Rico partnership with Sanofi in the first quarter of 2020.

•
Acquisition expenses include the following items related to the Celgene transaction in 2019: (1) upfront bridge facility commitment fee of $67 million, (2) acquisition financing hedge losses of $35 million and (3) financial advisory, legal, proxy filing and other regulatory fees of $63 million.

•
Contingent consideration includes fair value adjustments of $585 million resulting from an increase in the traded price of contingent value rights issued with the Celgene acquisition, partially offset by $29 million of other fair value adjustments on contingent considerations assumed in the Celgene acquisition.

•	Integration expenses include consulting fees incurred in connection with Celgene integration activities.

•
Provision for restructuring includes exit costs primarily related to employee termination benefits and contract terminations. Restructuring charges related to the Celgene transaction were $150 million in 2020, including $18 million of accelerated vesting of Celgene equity awards. Restructuring charges related to the prior company transformation initiatives were $10 million in 2020 and $12 million in 2019. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.

•
Equity investment losses/(gains) includes fair value adjustments. The fair value of equity investments with or without readily determinable fair values in 2020 were significantly impacted by changes in market conditions primarily caused by the COVID-19 pandemic resulting in downward adjustments of $674 million, partially offset by observable upward adjustments of $335 million including $253 million attributed to our investment in Acceleron Pharma, Inc. In addition, $80 million of income was related to the termination of our Europe and Asia partnership with Sanofi in 2019.

•	Transition and other service fees include fees of $52 million in the first quarter of 2020 resulting from the divestiture of Otezla*.

•	Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company. Refer to “Item 1. Financial Statements—Note 16. Retirement Benefits” for further information.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2020	2019
(Loss)/Earnings Before Income Taxes	$(304)	$1,979
Provision for Income Taxes	462	264
Effective Tax Rate	(152.0)%	13.3%

Impact of Specified Items	(168.0)%	(1.2)%
Effective Tax Rate Excluding Specified Items	16.0%	14.5%

The tax impact attributed to specified items was primarily due to non-deductible contingent value rights charges, valuation allowance on equity investment fair value adjustments and low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments in the three months ended March 31, 2020. The effective tax rate excluding specified items increased by 1.4% primarily due to the recognition of prior period tax credits in 2019. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information on the tax impact of specified items.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) amortization of acquired intangible assets beginning in the fourth quarter of 2019, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (2) unwind of inventory fair value adjustments, (3) acquisition and integration expenses, (4) restructuring costs, (5) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (6) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (7) costs of acquiring a priority review voucher, (8) divestiture gains or losses, (9) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related compensation charges related to the Celgene transaction, (10) pension, legal and other contractual settlement charges, (11) interest expense on the notes issued in May 2019 prior to our Celgene transaction and interest income earned on the net proceeds of those notes, (12) equity investment and contingent value rights fair value adjustments and (13) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact of the U.S. tax reform. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on May 7, 2020 and are incorporated herein by reference.

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

Amortization of acquired intangible assets were previously included in non-GAAP earnings and EPS information. These amounts have become significant to the financial results subsequent to the Celgene acquisition and as a result, have been excluded in the non-GAAP results to better reflect our core operating performance. Comparable prior period non-GAAP results have not been revised to include this adjustment as the related amounts were insignificant ($24 million for the three months ended March 31, 2019).

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Inventory purchase price accounting adjustments	$1,420	$—
Employee compensation charges	2	—
Site exit and other costs	16	12
Cost of products sold	1,438	12

Employee compensation charges	15	—
Site exit and other costs	6	1
Marketing, selling and administrative	21	1

License and asset acquisition charges	25	—
IPRD impairments	—	32
Inventory purchase price accounting adjustments	17	—
Employee compensation charges	18	—
Site exit and other costs	56	19
Research and development	116	51

Amortization of acquired intangible assets	2,282	—

Interest expense(a)	(41)	—
Pension and postretirement	—	49
Royalties and licensing income	(83)	—
Divestiture gains	(16)	—
Acquisition expenses	—	165
Contingent consideration	556	—
Integration expenses	174	22
Provision for restructuring	160	12
Equity investment losses/(gains)	339	(175)
Reversion excise tax	76	—
Other expense/(income), net	1,165	73

Increase to pretax income	5,022	137

Income taxes on items above	(291)	(43)

Increase to net earnings	$4,731	$94

(a)	Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2020	2019
Net (Loss)/Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$(775)	$1,710
Specified Items	4,731	94
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$3,956	$1,804

Weighted-Average Common Shares Outstanding – Diluted – GAAP	2,258	1,637
Incremental Shares Attributable to Share-Based Compensation Plans	40	—
Weighted-Average Common Shares Outstanding – Diluted	2,298	1,637

Diluted (Loss)/Earnings Per Share Attributable to BMS – GAAP	$(0.34)	$1.04
Diluted EPS Attributable to Specified Items	2.06	0.06
Diluted EPS Attributable to BMS – Non-GAAP	$1.72	$1.10

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$15,817	$12,346
Marketable debt securities – current	2,505	3,047
Marketable debt securities – non-current	651	767
Total cash, cash equivalents and marketable debt securities	18,973	16,160
Short-term debt obligations	(3,862)	(3,346)
Long-term debt	(42,844)	(43,387)
Net debt position	$(27,733)	$(30,573)

We assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also evaluate our capital structure to ensure financial risks are efficiently managed, adequate liquidity access and lower cost of capital, which may lead to the repurchase of common stock, debt securities and contingent value rights issued in connection with the Celgene transaction prior to maturity or the issuance of additional debt securities. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiations, business development, deemed repatriation transition tax and approximately $9.5 billion of debt maturing through 2022 and contingent value right payments of approximately $6.8 billion in 2021.

During the first quarter 2020, cash, cash equivalents and marketable debt securities held in the U.S. increased by approximately $700 million to approximately $14.3 billion. Our long-term debt obligations due over the next five years of approximately $17.1 billion are expected to be funded by cash generated from operating activities and our ability to refinance debt. We continue to make capital expenditures in connection with our expansion of our manufacturing capabilities and other facility-related activities.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, including through transactions in compliance with Rule 10b-18 under the Exchange Act and Rule 10b5-1 trading plans. The remaining share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. Our Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for our common stock in February 2020, increasing the total outstanding share repurchase authorization to approximately $6.0 billion. We repurchased 1.4 million shares of our common stock for $81 million during the three months ended March 31, 2020 reducing the remaining share repurchase capacity to approximately $5.9 billion as of March 31, 2020.

Dividend payments were $1.0 billion in the three months ended March 31, 2020. Dividends declared per common share were $0.45 in the three months ended March 31, 2020. Annual capital expenditures were approximately $800 million in 2019 and are expected to be approximately $900 million in 2020 and $1.3 billion in 2021. Dividend decisions are made on a quarterly basis by our Board of Directors.

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of March 31, 2020.

As of March 31, 2020, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. Our 364-day $2.0 billion facility can be renewed for one year on each anniversary date, subject to certain terms and conditions. No borrowings were outstanding under revolving credit facilities at March 31, 2020 and December 31, 2019.

Our investment portfolio includes non-current marketable debt securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further information.

Credit Ratings

BMS's current long-term and short-term credit ratings assigned by Moody's Investors Service are A2 and Prime-1, respectively, with a negative long-term credit outlook, and BMS's current long-term and short-term credit ratings assigned by Standard & Poor's are A+ and A-1+, respectively. The long-term ratings reflect the agencies' opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies' opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2020	2019
Cash flow provided by/(used in):
Operating activities	$3,894	$1,390
Investing activities	653	1,060
Financing activities	(1,054)	(2,029)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections continue to be impacted by longer payment terms for certain biologic products in the U.S., primarily our newer oncology products including Opdivo, Yervoy and Empliciti (75 days in 2020 and 90 days in 2019). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $2.5 billion change in cash flow from operating activities compared to 2019 was primarily attributable to higher cash collections and timing of payments in the ordinary course of business of approximately $2.9 billion, including $2.5 billion relating to Celgene, offset by higher interest payments of approximately $400 million in connection with the issuance of notes in May 2019 and debt assumed in connection with the Celgene acquisition.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable debt securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable debt securities.

The $407 million change in cash flow from investing activities compared to 2019 was primarily attributable to a change in the amount of marketable debt securities held.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $1.0 billion change in cash flow from financing activities compared to 2019 was primarily due to debt maturities of $1.3 billion in the first quarter of 2019, partially offset by higher dividend payments.

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

Product	Indication	Date	Developments

Revlimid	Lymphoma	February 2020	Received supplemental Japan NDA approval for Revlimid in relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Opdivo	CRC	February 2020
Ono, our alliance partner for Opdivo in Japan, announced that Japan's MHLW approved Opdivo for the treatment of patients with MSI-H unresectable advanced or recurrent CRC that has progressed following chemotherapy. The approval was based on the the result from Opdivo monotherapy cohort of a multi-center, open-label Phase II CheckMate-142 study conducted by BMS, evaluating Opdivo in patients with HSI-H or mismatch repair deficient recurrent or metastatic CRC that has progressed on or after, or been intolerant of prior treatment with chemotherapy including fluoropyrimidine anticancer drugs.

	ESCC	February 2020
Announced that Japan’s MHLW approved Opdivo for the treatment of patients with unresectable advanced or recurrent ESCC that has progressed following chemotherapy. The approval was based on the Phase III ATTRACTION-3 trial conducted by Ono in collaboration with BMS, which evaluated Opdivo versus chemotherapy (docetaxel or paclitaxel) for the treatment of patients with unresectable advanced or recurrent ESCC refractory or intolerant to combination therapy with fluoropyrimidine and platinum-based drugs.

	Gastric	March 2020	Received NMPA approval for Opdivo in 3L gastric cancer in China. The approval was supported by the ONO-4538-12 Phase III study.
	NSCLC	February 2020
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application in Japan for Opdivo to expand the use for the treatment of unresectable advanced or recurrent NSCLC, in combination treatment with platinum-doublet chemotherapy, for a partial change in approved items of the manufacturing and marketing approval.

	RCC	April 2020
Announced with Exelixis, that CheckMate-9ER, a pivotal Phase III trial evaluating Opdivo in combination with Cabometyx* compared to sunitinib in previously untreated advanced or metastatic RCC, met its primary endpoint of progression-free survival at final analysis, as well as the secondary endpoints of overall survival at a pre-specified interim analysis, and objective response rate.

February 2020
Announced five-year follow-up results from the Phase III CheckMate-025 study, which continue to demonstrate that treatment with Opdivo delivers superior overall survival and objective response rates in patients with previously treated advanced or metastatic RCC compared to those treated with everolimus.

	Ovarian Cancer	January 2020
Ono, our alliance partner for Opdivo in Japan, announced that Opdivo did not demonstrate a significant improvement in overall survival, a primary endpoint, versus chemotherapy in patients with platinum-refractory advanced or recurrent ovarian cancer in the final analysis of a multi-center, randomized, open-label Phase III clinical study (ONO-4538-23) conducted in Japan.

Product	Indication	Date	Developments

Opdivo+Yervoy	HCC	March 2020
Announced that Opdivo 1mg/kg plus Yervoy 3 mg/kg (injections for intravenous use) was approved by the FDA to treat HCC in patients who have been previously treated with sorafenib. Approval for this indication has been granted under accelerated approval based on overall response rate and duration of response seen in the Opdivo+Yervoy cohort of the Phase I/II CheckMate-040 trial. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.

	MPM	April 2020
Announced that CheckMate-743, a pivotal Phase III trial evaluating Opdivo in combination with Yervoy in previously untreated MPM met its primary endpoint of overall survival. Based on a pre-specified interim analysis conducted by the independent Data Monitoring Committee, Opdivo in combination with Yervoy resulted in a statistically significant and clinically meaningful improvement in overall survival compared to chemotherapy (pemetrexed and cisplatin or carboplatin).

	NSCLC	April 2020
Announced that the FDA accepted our sBLA for Opdivo+Yervoy, administered concomitantly with a limited course of chemotherapy, for the first-line treatment of patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations. This application is based on data from Phase III CheckMate-9LA trial evaluating Opdivo+Yervoy combined with chemotherapy compared to chemotherapy alone as a first-line treatment in patients with metastatic NSCLC regardless of PD-L1 expression and histology. The FDA granted the application Priority Review with a PDUFA goal date of August 6, 2020, in addition to granting Fast Track designation.

April 2020
Announced the EMA validated a type II variation application for Opdivo+Yervoy, combined with limited chemotherapy, for the first-line treatment of patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations.

March 2020
Ono, our alliance partner for Opdivo in Japan, announced that the companies submitted a supplemental application in Japan for combination therapy of Opdivo+Yervoy, in combination treatment with a limited cycle of platinum-doublet chemotherapy, to expand the use for first-line treatment of unresectable, advanced or recurrent NSCLC, for a partial change in approved items of the manufacturing and marketing approval in Japan. This application is based on data from Phase III CheckMate-9LA trial evaluating Opdivo+Yervoy combined with chemotherapy compared to chemotherapy alone as a first-line treatment in patients with metastatic NSCLC regardless of PD-L1 expression and histology.

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

Though the CHMP acknowledged the integrity of the patient level data, the CHMP determined a full assessment of the application was not possible following multiple protocol changes the company made in response to rapidly evolving science and data. The company has no plans to refile this application in the EU.

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

	RCC	February 2020
Announced updated results from the Phase III CheckMate-214 study evaluating the combination of Opdivo+Yervoy versus sunitinib in patients with previously untreated advanced or metastatic RCC. With a minimum follow-up of 42 months, the combination of Opdivo+Yervoy continues to show superior overall survival, objective response rates, duration of response and complete response rates. The safety profile for Opdivo+Yervoy was consistent with prior findings and no new safety signals or drug-related death occurred with extended follow-up. The data were presented at the American Society of Clinical Oncology 2020 Genitourinary Cancers Symposium in San Francisco.

Orencia	RA	February 2020
Ono, our alliance partner for Orencia in Japan, announced that the Companies have received an approval of “Orencia for Intravenous Infusion 250mg,” “Orencia for Subcutaneous Injection 125mg Syringe 1mL” and “Orencia for Subcutaneous Injection 125mg Auto-injector 1mL” (“Orencia”) to include the description of “prevention of the structural damage of the joints” in the currently approved indication of RA for a partial change in approved items of the manufacturing and marketing approval in Japan.

Empliciti+Revlimid	Multiple Myeloma	March 2020
Announced topline results from the Phase III ELOQUENT-1 trial evaluating the combination of Empliciti plus Revlimid and dexamethasone, versus Revlimid and dexamethasone alone, in patients with newly diagnosed, previously untreated multiple myeloma who are transplant ineligible. At final analysis, the addition of Empliciti did not show a statistically significant improvement in progression-free survival, the study’s primary endpoint.

Product	Indication	Date	Developments

Reblozyl	MDS	April 2020
Received a positive CHMP opinion for the treatment of adult patients with transfusion-dependent anemia due to very low-, low- and intermediate-risk MDS with ring sideroblasts, who had an unsatisfactory response or are ineligible for erythropoietin-based therapy and adult patients with transfusion-dependent anemia associated with beta thalassemia.

April 2020
Announced the FDA has approved Reblozyl for the treatment of anemia failing an erythropoiesis stimulating agent and requiring 2 or more red blood cell units over 8 weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. Reblozyl is not indicated for use as a substitute for red blood cell transfusions in patients who require immediate correction of anemia.

	Beta Thalassemia	March 2020
Announced that the New England Journal of Medicine has published results from BELIEVE, the pivotal Phase III study evaluating the safety and efficacy of Reblozyl for the treatment of anemia in adults with beta thalassemia who require regular red blood cell transfusions.

Zeposia	RMS	March 2020
Announced that the CHMP of EMA has adopted a positive opinion for Zeposia for the treatment of adult patients with RMS with active disease as defined by clinical or imaging features. The CHMP recommendation will now be reviewed by the European Commission, which has the authority to approve medicine for the EU.

March 2020
Announced that the FDA approved Zeposia (ozanimod) 0.92 mg for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease. Zeposia, an oral medication taken once daily, is the only approved sphingosine-1-phosphate receptor modulator that offers RMS patients an initiation with no genetic test and no label-based first-dose observation required for patients. An up-titration scheme should be used to reach the maintenance dosage of Zeposia, as a transient decrease in heart rate and atrioventricular conduction delays may occur.

liso-cel	Lymphoma	May 2020
Announced that the FDA has extended the PDUFA date by three months for the BLA for lisocabtagene maraleucel (liso-cel), a CD19-directed CAR T cell therapy for the treatment of adults with relapsed or refractory large B-cell lymphoma after at least two prior therapies. The new PDUFA date set by the FDA is November 16, 2020.

ide-cel; bb2121	Multiple Myeloma	March 2020
Announced the submission of BLA to the FDA for idecabtagene vicleucel (ide-cel; bb2121), the company's lead investigational BCMA-directed CAR T-cell immunotherapy, for the treatment of adult patients with multiple myeloma who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody.

CC-486	AML	May 2020
Announced that the FDA has accepted our NDA for CC-486, an investigational oral hypomethylating agent, for the maintenance treatment of adult patients with AML, who achieved complete remission or complete remission with incomplete blood count recovery, following induction therapy with or without consolidation treatment, and who are not candidates for, or who choose not to proceed to, hematopoietic stem cell transplantation. The new drug application submission was based on the efficacy and safety results of the pivotal Phase III QUAZAR AML-001 study, which met the primary endpoint of improved overall survival for patients receiving AML maintenance treatment with CC-486 versus placebo. The FDA granted the application Priority Review and set a PDUFA goal date of September 3, 2020.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2020. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy generally and in relation to our ability to realize the projected benefits of our acquisition of Celgene and to successfully integrate ours and Celgene's businesses and operations, the full extent of the negative impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, the expiration of patents or data protection on certain products, including assumptions about our ability to retain patent exclusivity of certain products and the impact, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We included in this Quarterly Report on Form 10-Q, in the 2019 Form 10-K, particularly under the caption “Item 1A. Risk Factors,” and in our other filings with the SEC additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2019 Form 10-K except for the addition of the following risk factors related to the COVID-19 pandemic:

The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.
The COVID-19 pandemic is affecting how we operate our business. We currently assume that the peak impact of the COVID-19 crisis on our business occurs in the second quarter of 2020, with a return to a more stable business environment in the third quarter of 2020 and minimal impact in the fourth quarter of 2020 and beyond. If the negative impact from the COVID-19 pandemic extends beyond our assumed timelines, our results may be worse than expected. The full extent of the impact will depend on future developments, such as the ultimate duration and the severity of the spread of COVID-19 in the U.S. and globally, the effectiveness of federal, state, local and foreign governments’ mitigation actions, the pandemic’s impact on the U.S. and global economies, as well as factors affecting healthcare and the delivery of medicines to patients, including but not limited to those discussed above under "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 and Market Factors", and how quickly we can return to more normal operations, among other things.

Although we currently do not anticipate any disruption to the supply of our medicines to patients, it is possible that we could experience manufacturing or supply issues due to COVID-19 in the future, which would increase the negative impact on our business and results of operations. In addition, if a natural disaster or other potentially disruptive event occurs on top of the current pandemic, it could deplete our safety stock levels and we could experience a manufacturing or supply issue.

We have suspended in-person interactions by our customer-facing (field) personnel in health care settings and moved to a remote engagement model in the U.S. and a number of other markets. We have also delayed the launch of certain newly approved products and may delay future expected launches as well. It is possible that these actions could have a greater negative impact on our business than currently expected. It is also possible that there could be a longer-lasting shift in interactions between field personnel and health care professionals that we have not anticipated, which could have a negative impact on our business and results of operations.

We are experiencing delays in the initiation and enrollment of patients in our clinical trials. We may experience additional delays or difficulties enrolling patients in clinical trials and/or delays or difficulties with our ongoing, fully enrolled clinical trials, which could further negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the approximately $64 billion of intangible assets we obtained through the Celgene transaction. In addition, research and early development activities performed in laboratories have been temporarily suspended, which is having a negative impact on the advancement of early pipeline assets. We have plans to mitigate this impact, but if we are not be able to fully mitigate it, the breadth of our future pipeline opportunities could be adversely affected.

We cannot predict or estimate the impact of any potential long-term changes to the healthcare industry from COVID-19. For example, there is potential for a shift in the U.S. payer channel mix due to changes in patient coverage from the current economic crisis, but we are not able to quantify what the impact would be on our results of operations. It is also possible that changes in the healthcare system could impose additional burdens on clinical trials, which could increase the costs of sponsoring clinical trials or lead to additional delays or difficulties with completing clinical trials. We may also experience additional pricing pressures and/or increased governmental regulation.

We could face additional risk from the impact of COVID-19 on our suppliers, vendors, outsourcing partners, alliance partners and other third parties that we rely on to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services. For example, if any of our third-party providers suffer from limited solvency because of the pandemic, it could negatively impact our operating model and our business. It is not possible to estimate the potential impact at this time.

The strengthening U.S. dollar is having a negative impact on our International revenues as translated to U.S. dollars, and lower interest rates are reducing our interest income. Stock market declines are also negatively impacting the value of our equity investments. If the U.S. dollar continues to strengthen, interest rates continue to decline, and/or stock markets continue to decline, we could see a further reduction in revenues or other income or additional charges to our equity investments, which could have a negative impact on our earnings and cash flows.

We could also face potential other negative consequences stemming from the COVID-19 pandemic, including but not limited to increased cyber incidents such as phishing, social engineering and malware attacks, delays in planned integration milestones and ability to collect our receivables. It is possible that COVID-19 could exacerbate any of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as well.

At this time, we cannot predict the full extent of the negative impact that the COVID-19 pandemic will have on our business, financial condition, results of operations and/or cash flows.

It is possible that the COVID-19 pandemic could delay the timing of the FDA’s approval decisions for liso-cel and ide-cel, which could have a material adverse effect on our contingent value rights (CVRs).
We have submitted BLAs for liso-cel and ide-cel, the two remaining assets underlying our CVRs (the third CVR asset, Zeposia (ozanimod), was approved earlier this year). These applications are under review by the FDA. Liso-cel has a PDUFA date of November 16, 2020. We do not yet have a PDUFA date for ide-cel, but we expect an approval decision by March 31, 2021, which is the time period specified within the CVR Agreement. It is possible that COVID-19 could impact FDA operations such that the review of either or both of these CVR assets could be delayed. Any delay in the timing of approval could reduce the resale price of the CVRs. If there is a significant delay that extends the FDA’s review period beyond December 31, 2020 for liso-cel or March 31, 2021 for ide-cel, then no payment will be made under the CVRs and the CVRs will expire without value.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2020	1,462,609	$66.64	—	$1,000
February 1 to 29, 2020	559,236	62.39	—	6,000
March 1 to 31, 2020	2,891,728	57.56	1,413,647	5,919
Three months ended March 31, 2020	4,913,573		1,413,647

(a)
Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.

(b)
In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock and in November 2019 further increased its authorization for the repurchase of our common stock by approximately $7.0 billion. In February 2020, the Board of Directors approved an increase of $5.0 billion to the total outstanding share repurchase authorization. The remaining share repurchase capacity under the program was approximately $5.9 billion as of March 31, 2020. The share repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 15. Equity” for information on the share repurchase program.

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Company was held on May 5, 2020.

Shareholders voted on the matters set forth below.

Item 1. The shareholders elected each of the Company’s 12 nominees to serve as directors of the Company until the 2021 Annual Meeting based upon the following votes:

	For	Against	Abstain	Broker Non-Vote
Peter J. Arduini	1,559,396,505	41,068,251	3,966,972	342,470,123
Robert Bertolini	1,560,064,008	40,300,186	4,067,534	342,470,123
Michael W. Bonney	1,299,847,889	299,506,217	5,077,622	342,470,123
Giovanni Caforio, M.D.	1,461,368,177	128,873,665	14,189,886	342,470,123
Matthew W. Emmens	1,564,285,144	35,860,117	4,286,467	342,470,123
Julia A. Haller, M.D.	1,597,389,902	3,359,319	3,682,507	342,470,123
Dinesh C. Paliwal	1,563,335,629	37,173,415	3,922,684	342,470,123
Theodore R. Samuels	1,562,148,047	38,058,137	4,225,544	342,470,123
Vicki L. Sato, Ph.D.	1,390,886,310	186,211,919	27,333,499	342,470,123
Gerald L. Storch	1,551,920,470	48,467,993	4,043,265	342,470,123
Karen H. Vousden, Ph.D.	1,563,238,539	37,545,762	3,647,427	342,470,123
Phyllis R. Yale	1,590,093,666	9,899,337	4,438,725	342,470,123

Item 2. The management proposal on the advisory vote to approve the compensation of our named executive officers was approved based upon the following votes:

For	Against	Abstain	Broker Non-Vote
1,488,216,779	108,570,439	7,644,510	342,470,123

Item 3. The appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2020 was ratified based upon the following votes:

For	Against	Abstain
1,884,281,232	52,808,475	9,812,144

Item 4. The shareholder proposal on separate Chair & CEO was not approved based upon the following votes:

For	Against	Abstain	Broker Non-Vote
710,926,387	883,136,445	10,368,896	342,470,123

Item 5. The shareholder proposal on shareholder right to act by written consent was not approved based upon the following votes:

For	Against	Abstain	Broker Non-Vote
693,125,224	900,453,724	10,852,780	342,470,123

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, Inc.; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; Erbitux is a trademark of ImClone LLC; Onglyza is a trademark of AstraZeneca AB; Gleevec is a trademark of Novartis International AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Nurtec is a trademark of Biohaven Pharmaceutical Holding Company Ltd.; Otezla is a trademark of Amgen Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019	LIBOR	London Interbank Offered Rate
ALK	anaplastic lymphoma kinase	Lilly	Eli Lilly and Company
Amgen	Amgen Inc.	LOE	loss of exclusivity
AML	acute myeloid leukemia	MDL	multi-district litigation
Amylin	Amylin Pharmaceuticals, Inc.	MDS	myelodysplastic syndromes
aNDA	abbreviated new drug applications	MHLW	Ministry of Health, Labour and Welfare
AstraZeneca	AstraZeneca PLC	MPM	malignant pleural mesothelioma
BCMA	B-cell maturation antigen	MSI-H	high microsatellite instability
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.	Nektar	Nektar Therapeutics
BLA	biologics license application	NKT	natural killer T cells
CAR	chimeric antigen receptor	NMPA	National Medical Products Administration
Catalent	Catalent, Inc.	NSCLC	non-small cell lung cancer
Celgene	Celgene Corporation	NVAF	non-valvular atrial fibrillation
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Ono	Ono Pharmaceutical Co., Ltd.
CHMP	Committee for Medicinal Products for Human Use	OTC	over-the-counter
CML	chronic myeloid leukemia	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CRC	colorectal cancer	PD-1	programmed cell death protein 1
CVR	contingent value rights	PD-L1	programmed death-ligand 1
EGFR	estimated glomerular filtration rate	PDUFA	The Prescription Drug User Fee Act
EMA	European Medicines Agency	Pfizer	Pfizer, Inc.
EPO	European Patent Office	PsA	psoriatic arthritis
EPS	earnings per share	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019
ERISA	Employee Retirement Income Security Act of 1974	R&D	research and development
ESCC	esophageal squamous cell carcinoma	RA	rheumatoid arthritis
EU	European Union	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	RMS	relapsing forms of multiple sclerosis
FDA	U.S. Food and Drug Administration	Sanofi	Sanofi S.A.
Flexus	Flexus Biosciences, Inc.	sBLA	supplemental Biologics License Application
GAAP	U.S. generally accepted accounting principles	SEC	Securities and Exchange Commission
GTN	gross-to-net	U.S.	United States
HCC	hepatocellular carcinoma	UK	United Kingdom
HIV	human immunodeficiency viruses	VAT	value added tax
IO	immuno-oncology	ViiV	ViiV Healthcare Limited
IPRD	in-process research and development	VTE	venous thromboembolic
JIA	juvenile idiopathic arthritis

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	May 7, 2020	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	May 7, 2020	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer