Form 10-Q
period 2020-06-30
BRISTOL MYERS SQUIBB CO
filed 2020-08-06
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
At June 30, 2020, there were 2,253,934,635 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive (Loss)/Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	51

Item 4.
Controls and Procedures	51

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	52

Item 1A.
Risk Factors	52

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.
Exhibits	55

Summary of Abbreviated Terms	56
Signatures	57
* Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2020	2019	2020	2019
Net product sales	$9,817	$6,031	$20,358	$11,744
Alliance and other revenues	312	242	552	449
Total Revenues	10,129	6,273	20,910	12,193

Cost of products sold(a)	2,699	1,972	6,361	3,796
Marketing, selling and administrative	1,628	1,076	3,234	2,082
Research and development	2,522	1,325	4,894	2,673
Amortization of acquired intangible assets	2,389	24	4,671	48
Other (income)/expense, net	(736)	100	427	(161)
Total Expenses	8,502	4,497	19,587	8,438

Earnings Before Income Taxes	1,627	1,776	1,323	3,755
Provision for Income Taxes	1,707	337	2,169	601
Net (Loss)/Earnings	(80)	1,439	(846)	3,154
Noncontrolling Interest	5	7	14	12
Net (Loss)/Earnings Attributable to BMS	$(85)	$1,432	$(860)	$3,142

(Loss)/Earnings per Common Share
Basic	$(0.04)	$0.88	$(0.38)	$1.92
Diluted	(0.04)	0.87	(0.38)	1.92
(a) Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE (LOSS)/INCOME	2020	2019	2020	2019
Net (Loss)/Earnings	$(80)	$1,439	$(846)	$3,154
Other Comprehensive (Loss)/Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(59)	(28)	11	(14)
Pension and postretirement benefits	(7)	39	9	88
Available-for-sale debt securities	8	13	9	39
Foreign currency translation	51	(1)	(65)	28
Other Comprehensive (Loss)/Income	(7)	23	(36)	141

Comprehensive (Loss)/Income	(87)	1,462	(882)	3,295
Comprehensive Income Attributable to Noncontrolling Interest	5	7	14	12
Comprehensive (Loss)/Income Attributable to BMS	$(92)	$1,455	$(896)	$3,283
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	June 30, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$19,934	$12,346
Marketable debt securities	1,724	3,047
Receivables	7,855	7,685
Inventories	2,384	4,293
Other current assets	2,446	1,983
Total Current Assets	34,343	29,354
Property, plant and equipment	5,777	6,252
Goodwill	20,578	22,488
Other intangible assets	59,171	63,969
Deferred income taxes	1,088	510
Marketable debt securities	523	767
Other non-current assets	6,596	6,604
Total Assets	$128,076	$129,944

LIABILITIES
Current Liabilities:
Short-term debt obligations	$4,819	$3,346
Accounts payable	2,852	2,445
Other current liabilities	15,750	12,513
Total Current Liabilities	23,421	18,304
Deferred income taxes	6,157	6,454
Long-term debt	41,853	43,387
Other non-current liabilities	7,485	10,101
Total Liabilities	78,916	78,246

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,444	43,709
Accumulated other comprehensive loss	(1,556)	(1,520)
Retained earnings	31,565	34,474
Less cost of treasury stock	(25,651)	(25,357)
Total Bristol-Myers Squibb Company Shareholders’ Equity	49,094	51,598
Noncontrolling interest	66	100
Total Equity	49,160	51,698
Total Liabilities and Equity	$128,076	$129,944
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss)/earnings	$(846)	$3,154
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
Depreciation and amortization, net	5,035	339
Deferred income taxes	1,365	(113)
Stock-based compensation	423	101
Impairment charges	116	174
Pension settlements and amortization	22	126
Divestiture gains and royalties	(295)	(320)
Asset acquisition charges	100	25
Equity investment gains	(479)	(246)
Contingent consideration fair value adjustments	391	—
Other adjustments	(92)	(14)
Changes in operating assets and liabilities:
Receivables	(197)	307
Inventories	2,090	28
Accounts payable	480	156
Income taxes payable	185	(39)
Other	(135)	(205)
Net Cash Provided by Operating Activities	8,163	3,473
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	3,537	2,149
Purchase of marketable debt securities	(1,957)	(437)
Capital expenditures	(317)	(395)
Divestiture and other proceeds	348	507
Acquisition and other payments, net of cash acquired	(178)	(49)
Net Cash Provided by Investing Activities	1,433	1,775
Cash Flows From Financing Activities:
Short-term debt obligations, net	(22)	84
Issuance of long-term debt	—	18,790
Repayment of long-term debt	—	(1,256)
Repurchase of common stock	(81)	—
Dividends	(2,038)	(1,340)
Other	94	(39)
Net Cash (Used in)/Provided by Financing Activities	(2,047)	16,239
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(7)	6
Increase in Cash, Cash Equivalents and Restricted Cash	7,542	21,493
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	12,820	6,911
Cash, Cash Equivalents and Restricted Cash at End of Period	$20,362	$28,404
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2020 and December 31, 2019, the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. All intercompany balances and transactions have been eliminated. BMS's consolidated financial statements include the assets, liabilities, operating results and cash flows of Celgene from the date of acquisition on November 20, 2019. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Net product sales	$9,817	$6,031	$20,358	$11,744
Alliance revenues	163	146	268	275
Other revenues	149	96	284	174
Total Revenues	$10,129	$6,273	$20,910	$12,193

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Gross product sales	$13,788	$8,819	$28,474	$16,813
GTN adjustments(a)
Charge-backs and cash discounts	(1,292)	(890)	(2,632)	(1,664)
Medicaid and Medicare rebates	(1,482)	(1,090)	(2,980)	(1,890)
Other rebates, returns, discounts and adjustments	(1,197)	(808)	(2,504)	(1,515)
Total GTN adjustments	(3,971)	(2,788)	(8,116)	(5,069)
Net product sales	$9,817	$6,031	$20,358	$11,744
(a) Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $44 million and $116 million for the three and six months ended June 30, 2020 and $49 million and $127 million for the three and six months ended June 30, 2019, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Prioritized Brands
Revlimid	$2,884	$—	$5,799	$—
Eliquis	2,163	2,042	4,804	3,967
Opdivo	1,653	1,823	3,419	3,624
Orencia	750	778	1,464	1,418
Pomalyst/Imnovid	745	—	1,458	—
Sprycel	511	544	1,032	1,003
Yervoy	369	367	765	751
Abraxane	308	—	608	—
Empliciti	97	91	194	174
Reblozyl	55	—	63	—
Inrebic	15	—	27	—
Zeposia	1	—	1	—

Established Brands
Baraclude	121	147	243	288
Vidaza	126	—	284	—
Other Brands(a)	331	481	749	968
Total Revenues	$10,129	$6,273	$20,910	$12,193

United States	$6,487	$3,667	$13,253	$7,116
Europe	2,136	1,491	4,703	2,971
Rest of the World	1,334	988	2,669	1,862
Other(b)	172	127	285	244
Total Revenues	$10,129	$6,273	$20,910	$12,193
(a) Includes BMS and Celgene products in 2020.
(b) Other revenues include royalties and alliance-related revenues for products not sold by BMS's regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $98 million and $228 million for the three and six months ended June 30, 2020 and $117 million and $264 million for the three and six months ended June 30, 2019, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales. Contract assets were not material at June 30, 2020 and December 31, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Revenues from alliances:
Net product sales	$2,201	$2,570	$4,924	$4,948
Alliance revenues	163	146	268	275
Total Revenues	$2,364	$2,716	$5,192	$5,223

Payments to/(from) alliance partners:
Cost of products sold	$1,050	$1,080	$2,356	$2,099
Marketing, selling and administrative	(38)	(32)	(78)	(60)
Research and development	233	7	279	21
Other (income)/expense, net	(16)	(16)	(31)	(30)

Dollars in Millions	June 30, 2020	December 31, 2019
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$354	$347
Accounts payable – to alliance partners	1,039	1,026
Deferred income from alliances(a)	411	431
(a) Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2019 Form 10-K. Significant developments and updates related to alliances during the three and six months ended June 30, 2020 are set forth below.

Otsuka

Effective January 1, 2020, Otsuka is no longer co-promoting Sprycel in the U.S. and as a result, this arrangement is no longer considered a collaboration under ASC 808. Revenues earned and fees paid to Otsuka in the Oncology Territory in 2020 are not included in the table above.

bluebird

BMS and bluebird jointly develop and commercialize novel disease-altering gene therapy product candidates targeting BCMA. The collaboration arrangement began in 2013 and included (i) a right for BMS to license any anti-BCMA products resulting from the collaboration, (ii) a right for bluebird to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the U.S. in exchange for a reduction of milestone payments, and (iii) sales based milestones and royalties payable to bluebird upon the commercialization of any licensed products resulting from the collaboration if bluebird declined to exercise their co-development and profit sharing rights. The options to license ide-cel (bb2121) and bb21217 were exercised in 2016 and 2017, respectively.

BMS and bluebird share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. BMS is exclusively responsible for the development and commercialization of ide-cel outside the U.S.

BMS is responsible for the worldwide development, including related funding after the substantial completion by bluebird of the ongoing Phase I clinical trial, and commercialization of bb21217. bluebird has an option to co-develop, co-promote and share equally in all profits and losses in the U.S.

In the second quarter of 2020, BMS and bluebird amended their collaboration arrangement where, among other items, BMS is assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector. Over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. The parties were also released from future exclusivity related to BCMA-directed T cell therapies. In addition, BMS agreed to buy out its obligation to pay bluebird future ex-U.S. milestones and royalties on ide-cel and bb21217 for a payment of $200 million, which was included in Research and development expense.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Business Combination

Celgene

On November 20, 2019, BMS completed the Celgene acquisition. The acquisition is expected to further position BMS as a leading biopharmaceutical company for sustained innovation and long-term growth and to address the needs of patients with cancer, inflammatory, immunologic or cardiovascular diseases through high-value innovative medicines and leading scientific capabilities. The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price allocation is preliminary and subject to change for income tax matters. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made year-to-date to the amounts initially recorded in 2019. The measurement period adjustments reflected in 2020 primarily resulted from completing valuations of real estate and personal property, revised future cash flow estimates for certain intangible assets, changes in the estimated tax basis of certain intangible assets based upon a tax ruling which reduced deferred income tax liabilities and other changes to certain equity investments, legal contingency and income tax liabilities. The related impact to net earnings that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date is immaterial to the consolidated financial statements.

Dollars in Millions	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$11,179	$—	$11,179
Receivables	2,652	—	2,652
Inventories	4,511	—	4,511
Property, plant and equipment	1,342	(277)	1,065
Intangible assets	64,027	(100)	63,927
Otezla* assets held-for-sale	13,400	—	13,400
Other assets	3,408	57	3,465
Accounts payable	(363)	—	(363)
Income taxes payable	(2,718)	(27)	(2,745)
Deferred income tax liabilities	(7,339)	2,242	(5,097)
Debt	(21,782)	—	(21,782)
Other liabilities	(4,017)	15	(4,002)
Identifiable net assets acquired	64,300	1,910	66,210
Goodwill	15,969	(1,910)	14,059
Total consideration transferred	$80,269	$—	$80,269

Asset Acquisitions

In the second quarter of 2020, a $100 million development milestone was paid to Cormorant as additional contingent consideration. The additional consideration was included in Research and development expense as the Cormorant acquisition in 2016 was accounted for as an asset acquisition.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures and assets held-for-sale were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Net Proceeds(a)		Divestiture Losses		Royalty Income
Dollars in Millions	2020	2019	2020	2019	2020	2019
Diabetes Business	$127	$164	$—	$—	$(129)	$(161)
Erbitux*	3	3	—	—	—	—
Manufacturing Operations	10	1	—	—	—	—
Mature Brands and Other	1	2	9	8	(1)	(1)
Total	$141	$170	$9	$8	$(130)	$(162)

	Six Months Ended June 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2020	2019	2020	2019	2020	2019
Diabetes Business	$280	$328	$—	$—	$(256)	$(326)
Erbitux*	7	8	—	—	—	—
Manufacturing Operations	10	3	(1)	—	—	—
Plavix* and Avapro*/Avalide*	7	—	(12)	—	—	—
Mature Brands and Other	32	2	6	8	(32)	(2)
Total	$336	$341	$(7)	$8	$(288)	$(328)
(a) Includes royalties received subsequent to the related sale of the asset or business.

Manufacturing Operations

In the second quarter of 2019, BMS agreed to sell its manufacturing and packaging facility in Anagni, Italy to Catalent, Inc. The transaction was accounted for as the sale of a business and the sale was completed in the fourth quarter of 2019. The assets were reduced to their relative fair value after considering the purchase price resulting in an impairment charge of $109 million for the six months ended June 30, 2019 that was included in Cost of products sold.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Interest expense	$357	$123	$719	$168
Pension and postretirement	(2)	26	(6)	70
Royalties and licensing income	(311)	(303)	(721)	(611)
Divestiture losses/(gains)	9	8	(7)	8
Acquisition expenses	—	303	—	468
Contingent consideration	(165)	—	391	—
Investment income	(25)	(119)	(86)	(175)
Integration expenses	166	106	340	128
Provision for restructuring	115	10	275	22
Equity investment gains	(818)	(71)	(479)	(246)
Litigation and other settlements	(1)	—	31	1
Transition and other service fees	(50)	(2)	(111)	(4)
Intangible asset impairment	21	15	21	15
Reversion excise tax	—	—	76	—
Other	(32)	4	(16)	(5)
Other (income)/expense, net	$(736)	$100	$427	$(161)

Note 6. RESTRUCTURING

A restructuring and integration plan is being implemented as an initiative to realize $2.5 billion of sustainable run-rate synergies resulting from cost savings and avoidance from the Celgene acquisition. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). The majority of charges are expected to be incurred through 2022, and range between $2.5 billion to $3.0 billion. Cumulative charges of approximately $1.3 billion have been recognized including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 900 for the six months ended June 30, 2020.

The following tables summarize the charges and activity related to the Celgene acquisition:

Dollars in Millions	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Employee termination costs	$107	$253
Other termination costs	2	6
Provision for restructuring	109	259
Integration expenses	166	340
Asset impairments	39	39
Other	3	3
Total charges	$317	$641

Dollars in Millions	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Marketing, selling and administrative	1	1
Research and development	39	39
Other (income)/expense, net	277	601
Total charges	$317	$641

Dollars in Millions	Six Months Ended June 30, 2020
Liability at January 1	$77
Charges	219
Change in estimates	(7)
Provision for restructuring(a)	212
Foreign currency translation and other	1
Payments	(157)
Liability at June 30	$133
(a) Excludes $47 million of accelerated stock-based compensation.

In October 2016, a restructuring plan was announced to evolve and streamline BMS's operating model. The majority of charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion. Cumulative charges of approximately $1.5 billion have been recognized including employee termination benefit costs, contract termination costs, accelerated depreciation and impairment charges and other costs associated with manufacturing and R&D site exits. The remaining charges are expected to result from additional site exit costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges.

The following tables summarize the charges and activity related to the Company transformation:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Employee termination costs	$—	$3	$3	$7
Other termination costs	6	7	13	15
Provision for restructuring	6	10	16	22
Accelerated depreciation	11	32	41	63
Asset impairments	—	109	42	110
Other shutdown costs	6	—	6	—
Total charges	$23	$151	$105	$195

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Cost of products sold	$11	$122	$27	$134
Marketing, selling and administrative	—	—	—	1
Research and development	—	19	56	38
Other (income)/expense, net	12	10	22	22
Total charges	$23	$151	$105	$195

	Six Months Ended June 30,
Dollars in Millions	2020	2019
Liability at December 31	$23	$99
Cease-use liability reclassification	—	(3)
Liability at January 1	23	96
Charges	15	27
Change in estimates	1	(5)
Provision for restructuring	16	22
Payments	(31)	(74)
Liability at June 30	$8	$44

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Earnings Before Income Taxes	$1,627	$1,776	$1,323	$3,755
Provision for Income Taxes	1,707	337	2,169	601
Effective Tax Rate	104.9%	19.0%	163.9%	16.0%

The tax impact attributed to specified items was primarily due to non-deductible contingent value rights charges and low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments in the current periods. The second quarter 2020 includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $255 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. The tax impact of these discrete items are reflected immediately and are not considered in estimating the annual effective tax rate. Additional changes to the effective tax rate may occur in future periods due to various reasons including pretax earnings mix, tax reserves, cash repatriations and revised interpretations of the relevant tax code.

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

It is also reasonably possible that the total amount of unrecognized tax benefits at June 30, 2020 could decrease in the range of approximately $350 million to $390 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. (LOSS)/EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2020	2019	2020	2019
Net (Loss)/Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$(85)	$1,432	$(860)	$3,142

Weighted-Average Common Shares Outstanding – Basic	2,263	1,636	2,261	1,635
Incremental Shares Attributable to Share-Based Compensation Plans	—	1	—	2
Weighted-Average Common Shares Outstanding – Diluted	2,263	1,637	2,261	1,637

(Loss)/Earnings per Common Share
Basic	$(0.04)	$0.88	$(0.38)	$1.92
Diluted	(0.04)	0.87	(0.38)	1.92

The total number of potential shares of common stock excluded from the diluted EPS computation because of the antidilutive impact was 127 million for both the three and six months ended June 30, 2020 and was not material for the three and six months ended June 30, 2019.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2020			December 31, 2019
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$17,680	$—	$—	$10,448	$—
Marketable debt securities:
Certificates of deposit	—	1,222	—	—	1,227	—
Commercial paper	—	100	—	—	1,093	—
Corporate debt securities	—	925	—	—	1,494	—
Derivative assets	—	121	—	—	140	—
Equity investments	2,665	187	—	2,020	175	—
Derivative liabilities	—	(25)	—	—	(40)	—
Contingent consideration liability:
Contingent value rights	2,692	—	—	2,275	—	—
Other acquisition related contingent consideration	—	—	71	—	—	106

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

Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of June 30, 2020 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	June 30, 2020
Discount rate	2.2% to 2.7% (2.4%)
Probability of payment	0% to 80% (2.6%)
Projected year of payment for development and regulatory milestones	2020 to 2025 (2022)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A

There were no transfers between levels 1, 2 and 3 during the six months ended June 30, 2020. The following table represents a roll-forward of the fair value of level 3 instruments:

Dollars in Millions	Six Months Ended June 30, 2020
Fair value as of January 1	$106
Changes in estimated fair value	(36)
Foreign exchange	1
Fair value as of June 30	$71

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other (income)/expense, net. The following table summarizes available-for-sale debt securities and equity investments:

	June 30, 2020				December 31, 2019
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,222	$—	$—	$1,222	$1,227	$—	$—	$1,227
Commercial paper	100	—	—	100	1,093	—	—	1,093
Corporate debt securities	905	20	—	925	1,487	8	(1)	1,494
Total available-for-sale debt securities(a)	$2,227	$20	$—	2,247	$3,807	$8	$(1)	3,814

Equity investments				2,852				2,195
Total				$5,099				$6,009
(a) All marketable debt securities mature within five years as of June 30, 2020 and December 31, 2019.

Equity investments not measured at fair value and excluded from the above fair value table were limited partnerships and other equity method investments of $449 million at June 30, 2020 and $429 million at December 31, 2019 and other equity investments without readily determinable fair values of $718 million at June 30, 2020 and $781 million at December 31, 2019. These amounts are included in Other non-current assets. Upward adjustments to equity investments without readily determinable fair values for the three and six months ended June 30, 2020 were $197 million and $272 million, respectively, resulting from observable price changes for similar securities for the same issuer and were recorded in Other (income)/expense, net. Downward adjustments to equity investments without readily determinable fair values for the three and six months ended June 30, 2020 were $13 million and $201 million, respectively.

The following table summarizes the net gain recorded for equity investments with readily determinable fair values held as of June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Net gain recognized	$635	$59	$407	$154
Less: Net gain recognized for equity investments sold	—	—	—	14
Net unrealized gain on equity investments held	$635	$59	$407	$140

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $2.2 billion and Japanese yen of $916 million at June 30, 2020.

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

BMS may hedge a portion of its future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, BMS sells (or writes) a local currency call option and purchases a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of June 30, 2020 had settlement dates within 12 months. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at June 30, 2020 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Cross-currency interest rate swap contracts of $400 million at June 30, 2020 are designated to hedge Japanese yen currency exposure of BMS's net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.2% as of June 30, 2020) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

In the second quarter of 2019, deal contingent forward starting interest rate swap contracts were entered into, with an aggregate notional principal amount of $10.4 billion to hedge interest rate risk associated with the anticipated issuance of long-term debt to fund the Celgene acquisition and the forward starting interest rate swap option contracts were terminated. The deal contingent forward starting interest rate swap contracts were terminated upon the completion of the Celgene acquisition.

The following table summarizes the fair value of outstanding derivatives:

	June 30, 2020				December 31, 2019
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$28	$—	$—	$255	$6	$—	$—
Cross-currency interest rate swap contracts	400	11	—	—	175	2	125	(1)
Foreign currency forward contracts	2,038	44	1,652	(22)	766	27	980	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1,170	37	284	(2)	2,342	91	1,173	(10)
Foreign currency zero-cost collar contracts	228	1	147	(1)	2,482	14	2,235	(9)
(a) Included in Other current assets and Other non-current assets.
(b) Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(14)
Cross-currency interest rate swap contracts	—	(3)	—	(5)
Foreign currency forward contracts	(35)	21	(58)	(55)
Foreign currency zero-cost collar contracts	—	10	—	1

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(12)
Cross-currency interest rate swap contracts	—	(2)	—	(4)
Foreign currency forward contracts	(26)	(11)	(56)	(2)
Forward starting interest rate swap options	—	—	—	35
Deal contingent forward starting interest rate swap	—	240	—	240

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive (Loss)/Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive (Loss)/Income(a)	$(34)	$(6)	$63	$39
Reclassified to Cost of products sold	(32)	(26)	(52)	(56)

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive (Loss)/Income	4	(4)	10	2

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive (Loss)/Income	(32)	(6)	(12)	2
(a) The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	June 30, 2020	December 31, 2019
Non-U.S. short-term borrowings	$473	$351
Current portion of long-term debt	4,253	2,763
Other	93	232
Total	$4,819	$3,346

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	June 30, 2020	December 31, 2019
Principal Value	$44,348	$44,335

Adjustments to Principal Value:
Fair value of interest rate swap contracts	28	6
Unamortized basis adjustment from swap terminations	162	175
Unamortized bond discounts and issuance costs	(264)	(280)
Unamortized purchase price adjustments of Celgene debt	1,832	1,914
Total	$46,106	$46,150

Current portion of long-term debt	$4,253	$2,763
Long-term debt	41,853	43,387
Total	$46,106	$46,150

The fair value of long-term debt was $53.8 billion at June 30, 2020 and $50.7 billion at December 31, 2019 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments. Interest payments were $845 million and $110 million for the six months ended June 30, 2020 and 2019, respectively, net of amounts related to interest rate swap contracts.

In the second quarter of 2019, BMS issued an aggregate principal amount of $19.0 billion of floating rate and fixed rate unsecured senior notes. The notes rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness and the fixed rate notes are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

During the first quarter of 2019, the $750 million 1.600% Notes and the $500 million 1.750% Notes matured and were repaid.

As of June 30, 2020, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS's commercial paper borrowings. BMS's $1.0 billion facility and its two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at June 30, 2020 or December 31, 2019.

Note 10. RECEIVABLES

Dollars in Millions	June 30, 2020	December 31, 2019
Trade receivables	$7,137	$6,888
Less charge-backs and cash discounts	(416)	(391)
Less allowance for expected credit loss	(22)	(21)
Net trade receivables	6,699	6,476
Alliance, royalties, VAT and other	1,156	1,209
Receivables	$7,855	$7,685

Non-U.S. receivables sold on a nonrecourse basis were $464 million and $341 million for the six months ended June 30, 2020 and 2019, respectively. Receivables from the three largest customers in the U.S. represented approximately 55% and 50% of total trade receivables at June 30, 2020 and December 31, 2019, respectively.

Note 11. INVENTORIES

Dollars in Millions	June 30, 2020	December 31, 2019
Finished goods	$1,516	$2,227
Work in process	1,858	3,267
Raw and packaging materials	180	172
Total inventories	$3,554	$5,666

Inventories	$2,384	$4,293
Other non-current assets	1,170	1,373

Total inventories include fair value adjustments resulting from the Celgene acquisition of $1.3 billion at June 30, 2020 and $3.5 billion at December 31, 2019. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2020	December 31, 2019
Land	$188	$187
Buildings	5,644	6,336
Machinery, equipment and fixtures	3,059	3,157
Construction in progress	422	527
Gross property, plant and equipment	9,313	10,207
Less accumulated depreciation	(3,536)	(3,955)
Property, plant and equipment(a)	$5,777	$6,252
(a) Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

Depreciation expense was $145 million and $315 million for the three and six months ended June 30, 2020 and $133 million and $266 million for the three and six months ended June 30, 2019, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	June 30, 2020	December 31, 2019
Goodwill(a)		$20,578	$22,488

Other intangible assets:
Licenses	5 – 15 years	461	482
Acquired developed product rights(a)	3 – 15 years	57,852	46,827
Capitalized software	3 – 10 years	1,296	1,297
IPRD		8,400	19,500
Gross other intangible assets		68,009	68,106
Less accumulated amortization		(8,838)	(4,137)
Other intangible assets		$59,171	$63,969
(a) Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

In the six months ended June 30, 2020, $11.1 billion of IPRD was reclassified to acquired developed product rights upon approval in the U.S. for Reblozyl for the treatment of anemia in adults with lower-risk MDS and Zeposia. Amortization expense of other intangible assets was $2.5 billion and $4.8 billion for the three and six months ended June 30, 2020 and $51 million and $104 million for the three and six months ended June 30, 2019, respectively.

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	June 30, 2020	December 31, 2019
Prepaid and refundable income taxes	$935	$754
Research and development	460	410
Equity investments	135	—
Other(a)	916	819
Other current assets	$2,446	$1,983
(a) Includes restricted cash of $87 million at June 30, 2020.

Dollars in Millions	June 30, 2020	December 31, 2019
Equity investments	$3,884	$3,405
Inventories	1,170	1,373
Operating leases	706	704
Pension and postretirement	207	456
Restricted cash(a)	341	390
Other	288	276
Other non-current assets	$6,596	$6,604
(a) Restricted cash consists of escrow for litigation settlements and funds restricted for annual Company contributions to the defined contribution plan in the U.S. Restricted cash of $428 million was included in cash, cash equivalents and restricted cash at June 30, 2020 in the consolidated statements of cash flows.

Dollars in Millions	June 30, 2020	December 31, 2019
Rebates and returns	$4,689	$4,275
Income taxes payable	2,273	1,517
Employee compensation and benefits	869	1,457
Research and development	1,298	1,324
Dividends	1,036	1,025
Interest	433	493
Royalties	349	418
Operating leases	135	133
Contingent value rights	2,673	—
Other	1,995	1,871
Other current liabilities	$15,750	$12,513

Dollars in Millions	June 30, 2020	December 31, 2019
Income taxes payable	$5,006	$5,368
Contingent value rights	19	2,275
Pension and postretirement	857	725
Operating leases	703	672
Deferred income	377	424
Deferred compensation	285	287
Other	238	350
Other non-current liabilities	$7,485	$10,101

Note 15. EQUITY

The following table summarizes changes in equity for the six months ended June 30, 2020:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net loss	—	—	—	—	(775)	—	—	9
Other Comprehensive Loss	—	—	—	(29)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,028)	—	—	—
Share repurchase program	—	—	—	—	—	1	(81)	—
Stock compensation	—	—	(455)	—	—	(13)	681	—
Distributions	—	—	—	—	—	—	—	(43)
Balance at March 31, 2020	2,923	292	43,254	(1,549)	32,671	660	(24,757)	66
Net loss	—	—	—	—	(85)	—	—	5
Other Comprehensive Loss	—	—	—	(7)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,021)	—	—	—
Stock repurchase program	—	—	1,400	—	—	16	(1,400)	—
Stock compensation	—	—	(210)	—	—	(7)	506	—
Distributions	—	—	—	—	—	—	—	(5)
Balance at June 30, 2020	2,923	$292	$44,444	$(1,556)	$31,565	669	$(25,651)	$66
(a) Cash dividends declared per common share were $0.45 for the three months ended March 31, 2020 and June 30, 2020.

The following table summarizes changes in equity for the six months ended June 30, 2019:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2018	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	1,710	—	—	5
Other Comprehensive Income	—	—	—	118	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	22	—	—	(4)	3	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2019	2,208	221	2,103	(2,644)	35,109	572	(19,571)	99
Net earnings	—	—	—	—	1,432	—	—	7
Other Comprehensive Income	—	—	—	23	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	47	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(4)
Balance at June 30, 2019	2,208	$221	$2,150	$(2,621)	$35,870	572	$(19,571)	$102
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

The outstanding share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. In February 2020, the Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for BMS common stock. BMS repurchased 1.4 million shares of its common stock for $81 million during the six months ended June 30, 2020. The remaining share repurchase capacity under the share repurchase program was approximately $5.9 billion as of June 30, 2020.

In the fourth quarter of 2019, BMS executed accelerated share repurchase (“ASR”) agreements to repurchase an aggregate $7 billion of common stock. The ASR was funded with cash on-hand. In the fourth quarter of 2019, approximately 99 million shares of common stock (80% of the $7 billion aggregate repurchase price) were received by BMS and included in treasury stock. In the second quarter of 2020, the agreement was settled and approximately 16 million shares of common stock were received by BMS and transferred to treasury stock.

The components of Other Comprehensive (Loss)/Income were as follows:

	2020			2019
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized losses	$(34)	$4	$(30)	$(6)	$1	$(5)
Reclassified to net earnings(a)	(32)	3	(29)	(26)	3	(23)
Derivatives qualifying as cash flow hedges	(66)	7	(59)	(32)	4	(28)

Pension and postretirement benefits:
Actuarial losses	(20)	5	(15)	(12)	3	(9)
Amortization(b)	9	(2)	7	16	(2)	14
Settlements(b)	2	(1)	1	44	(10)	34
Pension and postretirement benefits	(9)	2	(7)	48	(9)	39

Available-for-sale debt securities:
Unrealized gains	12	(3)	9	13	—	13
Realized losses	(1)	—	(1)	—	—	—
Available-for-sale debt securities	11	(3)	8	13	—	13

Foreign currency translation	45	6	51	(3)	2	(1)

Other Comprehensive (Loss)/Income	$(19)	$12	$(7)	$26	$(3)	$23

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains	$63	$(6)	$57	$39	$(4)	$35
Reclassified to net earnings(a)	(52)	6	(46)	(56)	7	(49)
Derivatives qualifying as cash flow hedges	11	—	11	(17)	3	(14)

Pension and postretirement benefits:
Actuarial losses	(12)	3	(9)	(14)	3	(11)
Amortization(b)	18	(3)	15	33	(6)	27
Settlements(b)	4	(1)	3	93	(21)	72
Pension and postretirement benefits	10	(1)	9	112	(24)	88

Available-for-sale securities:
Unrealized gains	14	(4)	10	36	—	36
Realized losses	(1)	—	(1)	3	—	3
Available-for-sale securities	13	(4)	9	39	—	39

Foreign currency translation	(65)	—	(65)	29	(1)	28

Total Other Comprehensive (Loss)/Income	$(31)	$(5)	$(36)	$163	$(22)	$141
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive (Loss)/Income, net of taxes, were as follows:

Dollars in Millions	June 30, 2020	December 31, 2019
Derivatives qualifying as cash flow hedges	$30	$19
Pension and postretirement benefits	(890)	(899)
Available-for-sale debt securities	15	6
Foreign currency translation	(711)	(646)
Accumulated other comprehensive loss	$(1,556)	$(1,520)

Note 16. RETIREMENT BENEFITS

The net periodic benefit cost of defined benefit pension plans includes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Service cost – benefits earned during the year	$12	$5	$24	$12
Interest cost on projected benefit obligation	11	37	19	81
Expected return on plan assets	(24)	(70)	(47)	(134)
Amortization of prior service credits	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	10	17	21	35
Curtailments and settlements	2	44	4	93
Net periodic pension benefit cost	$10	$32	$19	$85

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $579 million at June 30, 2020 and $569 million at December 31, 2019. Defined contribution plan expense in the U.S. was approximately $65 million and $150 million for the three and six months ended June 30, 2020 and approximately $50 million and $90 million for the three and six months ended June 30, 2019, respectively. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

As a result of the Bristol-Myers Squibb Retirement Income Plan termination in 2019, $381 million of assets held in a separate account within the Pension Trust used to fund retiree medical plan payments was reverted back to the Company, resulting in an excise tax of $76 million in the first quarter of 2020.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Cost of products sold	$9	$3	$19	$7
Marketing, selling and administrative	86	28	174	58
Research and development	89	17	183	36
Other (income)/expense, net	29	—	47	—
Total stock-based compensation expense	$213	$48	$423	$101

Income tax benefit(a)	$40	$9	$86	$19
(a) Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $5 million and $28 million for the three and six months ended June 30, 2020 and was not material for the three and six months ended June 30, 2019.

The total stock-based compensation expense for the three and six months ended June 30, 2020 includes $98 million and $221 million, respectively, related to the Celgene post-combination service period for the replacement awards and $29 million and $47 million, respectively, of accelerated vesting of the replacement awards related to the Celgene acquisition. It also includes $9 million related to CVR obligation on unvested stock awards for the six months ended June 30, 2020.

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2020 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	12.8	$53.60
Market share units	0.9	53.92
Performance share units	1.4	55.61

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$70	$1,182	$65	$111
Expected weighted-average period in years of compensation cost to be recognized	1.7	2.7	3.1	2.0

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

INTELLECTUAL PROPERTY

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the Court issued an opinion ruling that the two scientists should be added as inventors to the patents. The decision was appealed to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit affirmed the District Court opinion. BMS is considering its appeal options. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the Court’s decision adding the scientists as inventors.

CAR T
On October 18, 2017, the day on which the FDA approved Kite Pharma, Inc.’s (“Kite”) Yescarta* product, Juno, along with Sloan Kettering Institute for Cancer Research (“SKI”), filed a complaint against Kite in the U.S. District Court for the Central District of California. The complaint alleged that Yescarta* infringes certain claims of U.S. Patent No. 7,446,190 (“the ’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit. No date has been scheduled for an oral hearing on the appeal.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. On August 5, 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($309 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision.

Pomalyst - Canada
Celgene received a Notice of Allegation in January 2020 from Natco Pharma (Canada) Inc. (“Natco Canada”) notifying Celgene that it had filed an Abbreviated New Drug Submission (“aNDS”) with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada. Natco Canada alleges that the asserted patents are invalid and/or not infringed. A trial is scheduled to begin on November 15, 2021.

Celgene received two Notices of Allegation in March 2020 from Dr. Reddy’s Laboratories Ltd. (“DRL Canada”) notifying Celgene that it had filed an aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. DRL Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated two patent infringement actions in the Federal Court of Canada. DRL Canada alleges that the asserted patents are invalid and/or not infringed. A trial is scheduled to begin on January 17, 2022.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of Teva Pharmaceuticals USA, Inc. (“Teva”); Apotex Inc. (“Apotex”) and Apotex Corp.; Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (together, “Hetero”); Eugia Pharma Specialities Limited and Aurobindo Pharma Ltd.; Mylan Pharmaceuticals Inc.; and Breckenridge Pharmaceutical, Inc. notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable and not infringed. These litigations were subsequently consolidated. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against each of the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. The companies each filed responsive pleadings between April and June 2020, alleging that the patent is invalid and not infringed. The Court has consolidated these additional litigations with the previously-consolidated litigations. A trial is scheduled to begin on January 11, 2021.

In February and March 2019, Celgene filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide, and the companies filed answer and/or counterclaims alleging that each of these patents is invalid and/or not infringed. In these actions, the Court has ordered that the parties be ready for trial by April 15, 2021.

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

In March 2020, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide, which has been consolidated with the above DRL case. The Court has not set a trial date in this consolidated action.

Revlimid - Canada
Celgene received two Notices of Allegation in July 2018 from Natco Canada notifying Celgene of the filing of Natco Canada’s two separate aNDSs with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Revlimid in Canada. In response, Celgene initiated patent infringement actions in the Federal Court of Canada and sought an injunction. Natco alleges that the asserted patents are invalid and/or not infringed. The trial, which was scheduled to start on March 30, 2020, has been postponed due to COVID-19. In July 2020, the parties entered into a confidential settlement agreement, which concluded the matter.

Revlimid - U.S.
Celgene has received Notice Letters on behalf of DRL; Zydus Pharmaceuticals (USA) Inc.; Cipla Ltd. (“Cipla”); Apotex; Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited; Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V. (collectively, “Mylan”); and Aurobindo Pharma Limited, Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Aurolife Pharma LLC notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. Mylan has filed a motion to dismiss the District of New Jersey action, and that motion remains pending. No trial date has been scheduled in any of these New Jersey actions.

Celgene has received two additional Notice Letters on behalf of Cipla, notifying Celgene that Cipla had filed two additional aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed two additional patent infringement actions against Cipla in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. Cipla has filed an answer and counterclaims alleging that the asserted patents are invalid and/or not infringed in the first of those two actions and has not yet filed a responsive pleading in the second of those two actions. No trial date has been scheduled in either of these two actions.

Celgene also filed a patent infringement action against Mylan in the U.S. District Court for the Northern District of West Virginia (the “West Virginia action”) asserting certain FDA Orange Book-listed patents. In April 2020, in the West Virginia action, Mylan Pharmaceuticals Inc. filed its answer and counterclaims alleging that the patents are invalid, unenforceable and not infringed. Mylan Inc. and Mylan N.V. filed a motion to dismiss, which remains pending. A trial is scheduled to begin in the West Virginia action on October 4, 2021.

In May 2020, Celgene received a Notice Letter from Lupin Limited (“Lupin”) notifying Celgene that it had filed an aNDA containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed a patent infringement action against Lupin in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. No trial date has been scheduled.

Sprycel - U.S.
In August 2019, BMS received a Notice Letter from Dr. Reddy’s Laboratories, Inc. notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed a patent infringement action in the U.S. District Court for the District of New Jersey. No trial date has been scheduled.

In March 2020, BMS received a Notice Letter from Teva notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging a FDA Orange Book-listed monohydrate form patent expiring in 2026. In response, BMS filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey. No trial date has been scheduled.

In May 2020, BMS received a Notice Letter from Lupin notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed patent infringement actions in the U.S. District Courts for the District of New Jersey and Delaware. No trial date has been scheduled.

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

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., approximately 138 cases remain pending on behalf of 218 plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are ten cases pending in Canada (four class actions, six individual injury claims). Out of the ten cases, only three are active (the class actions in Quebec and Ontario and one individual injury claim). Both class actions have now been certified and will proceed separately.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. To date, there are approximately 590 separate lawsuits pending on behalf of approximately 2,245 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In November 2015, the defendants’ motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin has filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence, both set to be heard in October 2020. Amylin had product liability insurance covering a substantial number of claims involving Byetta* (which has been exhausted). As part of BMS’s global diabetes business divestiture, BMS sold Byetta* to AstraZeneca in February 2014 and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of June 2020, claims are pending in state and federal court on behalf of approximately 279 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. BMS has moved to dismiss the amended complaint. In June 2020, an oral argument on BMS’s motion to dismiss was held.

Celgene Securities Class Action
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene’s 2020 outlook and projected sales of Otezla, and (3) the new drug application for Zeposia (ozanimod). The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff’s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. No trial date has been scheduled for the claims that survived the Court’s order. In May 2020, the plaintiff filed a motion for class certification. In June 2020, the defendants filed their opposition to the plaintiff’s motion for class certification.

In April 2020, certain Schwab management investment companies on behalf of certain Schwab funds filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action against the same remaining defendants in that action. In July 2020, the defendants filed a motion to dismiss the plaintiffs’ complaint in full.

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

HIV Medication Antitrust Lawsuits
BMS and several other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The currently pending actions, which are asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs' claims as to an overarching conspiracy and plaintiffs' theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. A trial is scheduled for February 2022. In addition, an action on behalf of direct purchasers was filed in 2020 in the Northern District of California, but this action was voluntarily dismissed without prejudice in June 2020.

Humana Litigations
On May 16, 2018, Humana, Inc. (“Humana”) filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In April 2019, Celgene filed a motion to dismiss Humana’s complaint, which the Court denied in January 2020. No trial date has been scheduled. In May 2020, Celgene filed suit against Humana Pharmacy, Inc. (“HPI”), a Humana subsidiary, in Delaware Superior Court. Celgene’s complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI’s breach as well as a declaratory judgment.

On March 1, 2019, Humana filed a separate lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint alleges that Celgene violated various antitrust, consumer protection, and unfair competition laws to delay or prevent generic competition for Thalomid and Revlimid brand drugs, including (a) allegedly refusing to sell samples of products to generic manufacturers for purposes of bioequivalence testing intended to be included in aNDAs for approval to market generic versions of these products; (b) allegedly bringing unjustified patent infringement lawsuits, procuring invalid patents, and/or entering into anticompetitive patent settlements; (c) allegedly securing an exclusive supply contract for supply of thalidomide active pharmaceutical ingredient. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. Celgene filed a motion to dismiss Humana’s complaint, and the Court has stayed discovery pending adjudication of that motion. No trial date has been scheduled.

Thalomid and Revlimid Antitrust Class Action Litigation
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for aNDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, are seeking injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In October 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. Celgene filed an opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. In October 2018, the Court denied the plaintiffs’ motion for class certification and Celgene’s motion for judgment on the pleadings. In December 2018, the plaintiffs filed a new motion for class certification, which Celgene opposed. In July 2019, the parties reached a settlement under which all the putative class plaintiff claims would be dismissed with prejudice. In December 2019, after certain third-party payors who were members of the settlement class refused to release their potential claims and participate in the settlement, Celgene exercised its right to terminate the settlement agreement. In March 2020, Celgene reached a revised settlement with the class plaintiffs. In May 2020, the Court preliminarily approved the settlement and a hearing on fairness and final approval is scheduled for September 30, 2020. That settlement does not resolve the claims of certain entities that opted out of the first settlement.

In March 2020, United HealthCare Services, Inc. (“UHS”), affiliates of which opted out of the first settlement in the Thalomid and Revlimid Antitrust Class Action Litigation, filed a lawsuit against Celgene in the U.S. District Court for the District of Minnesota. UHS’s complaint makes largely the same claims and allegations as the class action litigation. The complaint purports to assert claims on behalf of UHS and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. Motions to transfer and dismiss this matter are pending.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $77.4 million at June 30, 2020, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and subsequently expanded to a pandemic resulting in significant risks and disruptions to the health and welfare of the global population and economy. It remains difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and recovery from the pandemic, government actions, impact on the U.S. and global economies, customer behavior changes and timing for resumption to our normal operations, among others. Refer to “—COVID-19 and Market Factors” for further information.

Our revenues increased by 71% for the six months ended June 30, 2020 as a result of the Celgene acquisition, which contributed $8.4 billion of revenues or 69% of the growth, and higher demand for Eliquis. The first quarter 2020 favorable revenues impact from inventory build in sales channels was more than offset by a negative impact in the second quarter 2020 due to sales channel inventory work downs and lower demand from fewer new patient starts. The $2.30 decrease in GAAP EPS primarily resulted from (i) amortization of acquired intangible assets, (ii) the unwinding of inventory fair value adjustments and (iii) tax charges resulting from an internal transfer of certain intangible assets and the Otezla* divestiture, partially offset by higher revenues. After adjusting for specified items, non-GAAP EPS increased $1.06 as a result of the Celgene acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2020	2019	2020	2019
Total Revenues	$10,129	$6,273	$20,910	$12,193

Diluted (Loss)/Earnings Per Share
GAAP	$(0.04)	$0.87	$(0.38)	$1.92
Non-GAAP	1.63	1.18	3.35	2.29

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

COVID-19 and Market Factors

The COVID-19 pandemic continues to affect global healthcare systems as well as major economic and financial markets. Virtually all industries are facing challenges associated with the economic conditions resulting from efforts to address this pandemic. For example, many entities in certain industries have seen sharp declines in revenues due to regulatory and organizational mandates (e.g., “shelter in place” mandates, non-essential business and school closures) and voluntary changes in consumer behavior (e.g., “physical distancing”). Many entities continue to experience conditions often associated with a sudden and severe economic downturn. Such conditions may include financial market volatility and erosion of market value, deteriorating credit, liquidity concerns, further increases in government intervention, increasing unemployment, broad declines in consumer discretionary spending, increasing inventory levels, reductions in production because of decreased demand and supply constraints, layoffs and furloughs, and other restructuring activities.

We continue to monitor the impact on the business resulting from wider restrictions in select states and Non-U.S. countries regressing back to a shutdown phase. These events could negatively affect our planned recovery, pressuring demand from less patient visits and channel mix if unemployment data trends unfavorably. We have not incurred and do not anticipate disruptions to the supply of our medicines for patients due to the COVID-19 pandemic.

All of our internal manufacturing facilities and key contract manufacturers are operating with proper measures taken to help ensure employee safety. We have implemented a number of measures to protect the health and safety of our workforce including a mandatory work-from-home policy for our global workforce who can perform their jobs from home as well as restrictions on business travel, workplace and in-person meetings. Field-based personnel in the U.S. and certain other markets suspended in-person customer interactions in healthcare settings and moved to a remote engagement model to ensure continued support for healthcare professionals, patient care and access to our medicines. Although certain field-based sales teams have begun in person engagement in selected states and Non-U.S. regions, the majority of interactions remain remote.

The situation remains dynamic and challenging to assess the potential impact on our operations such as the ability and willingness of patients to access treatment centers or obtain a prescription and changes in prescribing patterns that may potentially affect our operations in the long-term. Certain changes in buying patterns occurred including payers implementing new policies to encourage larger prescription sizes and earlier refills to help patients avoid trips to the pharmacy and decreased patient office visits. Though these trends have been reversing in the second quarter, it is uncertain how these factors will evolve in the future.

An estimated $500 million favorable impact on revenues in the first quarter 2020 primarily from sales channel inventory build was more than offset by an estimated $600 million negative impact in the second quarter 2020. The second quarter 2020 impact was estimated to be primarily attributed to an inventory work down of approximately $350 million and lower demand of approximately $250 million resulting from fewer new patient starts. The timing of specific product launches depends on the relevant facts and circumstances for each situation. For example, we delayed the commercialization of Zeposia to June based on the best health interest of our patients, customers and workforce. In contrast, Reblozyl was available for MDS patients following its approval for this additional indication in April 2020. Our expanded U.S. patient assistance programs provided certain covered BMS medicines free to eligible patients that lost employment and health insurance due to COVID-19. It is uncertain what the aggregate impact of the above factors and potential changes in channel mix will have on our revenues and expenses during 2020.

Clinical studies are beginning to recover during July following completion of re-assessments to commence operations and the opening of additional sites. However, certain delays are occurring due to slower enrollment. Patient enrollment for certain new clinical studies and ongoing studies at new sites were not activated and are carefully being started when the safety of study participants, our employees and staff at clinical trial sites, regulatory compliance and scientific integrity of trial data can be assured. We expect many new studies to start through the first quarter of 2021 following the completion of feasibility assessments, rigorous planning and selected protocol simplifications. Suspended screening, enrollment and apheresis in our cellular therapy clinical trials occurred during March, however approximately half of our sites performing these studies recommenced activities. The temporary suspension in clinical trial activities did not affect the ongoing BLA activities with the FDA for idecabtagene vicleucel (ide-cel, bb2121) or lisocabtagene maraleucel (liso-cel, JCAR017) including clinical trials that were already complete in preparation for the submission. Although the clinical trials that form the basis for these applications have completed enrollment, certain site inspections have not yet occurred and may result in delayed decisions from the FDA. Previously suspended research and early development activities performed in laboratories recently recommenced in all major sites in the U.S. although close monitoring of the situation continues.

The COVID-19 pandemic significantly affected the financial markets. Although we incurred downward adjustments to our equity investment fair values of $674 million in the first quarter of 2020 primarily due to the decline in equity prices resulting from the pandemic, most of these fair values recovered during the second quarter of 2020. Additional significant charges related to equity investments may occur due to future volatility. There is also a potential adverse impact to our financial results due to foreign exchange volatility resulting in lower revenues and foreign currency losses. In addition, lower interest rates may reduce our previously expected interest income. We also assigned a value of approximately $64 billion to intangible assets obtained in the Celgene acquisition that closed in November 2019. Significant charges might occur in future periods due to a decline in previously expected cash flows as a direct or indirect result of the pandemic. This may occur due to delays in the enrollment or timely completion of clinical programs, FDA site inspections and other interactions with regulatory bodies in general, regulatory approvals, launches of newly approved products or lower demand in general.

Refer to “Part II—Item 1A. Risk Factors” for an update to the Company's risk factors resulting from the COVID-19 pandemic.

Additional regulations in the U.S. may occur in the future, including healthcare reform initiatives, further changes to tax laws and pricing laws and potential importation restrictions that may reduce our results of operations, operating cash flow, liquidity and financial flexibility. For example, on July 24, 2020 the U.S. federal government issued four executive orders regarding U.S. drug pricing including (1) a preview to a proposal that would limit prices the U.S. government pays for certain medicines administered in hospitals or physician offices, known as international pricing index; (2) a proposal that would reform the Medicare rebate system; (3) a directive on prescription drug importation to allow states to operate programs to import FDA-approved drugs from foreign countries; (4) an order mandating discounts provided to certain hospitals for insulin and EpiPens be passed on to patients. Each of the executive orders will require additional rule making and implementation processes. See risk factor on the executive orders included under “Part II—Item 1A. Risk Factors”.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2020:

Product	Date	Approval

Reblozyl	June 2020
EC approval of Reblozyl for the treatment of adult patients with transfusion-dependent anemia due to very low-, low- and intermediate-risk MDS with ring sideroblasts, who had an unsatisfactory response or are ineligible for erythropoietin-based therapy, or beta thalassemia.

Opdivo	June 2020	FDA approval of Opdivo for the treatment of patients with unresectable advanced, recurrent or metastic ESCC after prior fluoropyrimidine- and platinum-based chemotherapy.

Zeposia	May 2020	EC approval of Zeposia for the treatment of adult patients with RRMS with active disease as defined by clinical or imaging features.

Opdivo+Yervoy	May 2020
FDA approval of Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy for the first-line treatment of adult patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations. The therapy is approved for patients with squamous or non-squamous disease and regardless of PD-L1 expression.

Opdivo+Yervoy	May 2020	FDA approval of Opdivo+Yervoy for the first-line treatment of adult patients with metastatic NSCLC whose tumors express PD-L1 (≥1%) with no EGFR or ALK genomic tumor aberrations.

Pomalyst	May 2020
FDA approval of Pomalyst for patients with AIDS-related Kaposi sarcoma whose disease has become resistant to highly active antiretroviral therapy, or in patients with Kaposi sarcoma who are HIV-negative.

Reblozyl	April 2020
FDA approval of Reblozyl for the treatment of anemia failing an erythropoiesis stimulating agent in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

Zeposia	March 2020	FDA approval of Zeposia (ozanimod) for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease.

Opdivo+Yervoy	March 2020	FDA approval of Opdivo+Yervoy combination for the treatment of HCC in patients who have been previously treated with sorafenib.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2020.

Acquisitions, Divestitures, Licensing and Collaboration Arrangements

Acquisitions, divestitures, licensing and collaboration arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. Significant transactions entered into in 2020 are summarized below. Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

Repare

In the second quarter of 2020, BMS entered into a global collaboration and license agreement with Repare Therapeutics Inc, a precision oncology company pioneering synthetic lethality to develop novel therapeutics that target specific vulnerabilities of tumors in genetically defined patient populations. The company will leverage Repare’s proprietary, CRISPR-enabled genome-wide synthetic lethal target discovery platform to jointly identify multiple synthetic lethal precision oncology targets for drug candidates. Repare will grant BMS exclusive worldwide rights to develop and commercialize therapeutics for select validated synthetic lethal precision oncology targets discovered under the collaboration.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2020	2019	% Change	Foreign Exchange(b)	2020	2019	% Change	Foreign Exchange(b)
United States	$6,487	$3,667	77%	—	$13,253	$7,116	86%	—
Europe	2,136	1,491	43%	(3)%	4,703	2,971	58%	(3)%
Rest of the World	1,334	988	35%	(4)%	2,669	1,862	43%	(4)%
Other(a)	172	127	35%	N/A	285	244	17%	N/A
Total	$10,129	$6,273	61%	(2)%	$20,910	$12,193	71%	(2)%
(a) Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b) Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the second quarter 2020 and year-to-date were impacted by Revlimid and other Celgene products ($2.9 billion and $5.7 billion, respectively), which contributed 80% of the growth for both periods, and higher demand for Eliquis, partially offset by lower demand for Opdivo. The second quarter was negatively impacted from sales channel inventory work down and lower new patient starts due to COVID-19. Average net selling prices increased 3% in both periods.

Europe

•Europe revenues for the second quarter and year-to-date were impacted by Celgene products ($818 million and $1.8 billion, respectively), which contributed 55% and 60% of the growth, respectively, and higher demand for Eliquis, partially offset by foreign exchange and lower demand for established brands. The second quarter was negatively impacted from sales channel inventory work down and lower new patient starts due to COVID-19. Average net selling prices were lower for both periods.

Rest of the World

•Rest of the World revenues for the second quarter and year-to-date were impacted by Celgene products ($474 million and $951 million, respectively), which contributed 48% and 51% of the growth, respectively, partially offset by foreign exchange and lower demand for established brands. The second quarter was negatively impacted from sales channel inventory work down and lower new patient starts due to COVID-19. Average net selling prices were lower for both periods.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2020 or 2019. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Gross product sales	$13,788	$8,819	56%	$28,474	$16,813	69%
GTN adjustments
Charge-backs and cash discounts	(1,292)	(890)	45%	(2,632)	(1,664)	58%
Medicaid and Medicare rebates	(1,482)	(1,090)	36%	(2,980)	(1,890)	58%
Other rebates, returns, discounts and adjustments	(1,197)	(808)	48%	(2,504)	(1,515)	65%
Total GTN adjustments	(3,971)	(2,788)	42%	(8,116)	(5,069)	60%
Net product sales	$9,817	$6,031	63%	$20,358	$11,744	73%

GTN adjustments percentage	29%	32%	(3)%	28%	30%	(2)%
U.S.	34%	39%	(5)%	34%	38%	(4)%
Non-U.S.	16%	15%	1%	15%	14%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $116 million and $127 million for the six months ended June 30, 2020 and 2019, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage decreased primarily due to the addition of Celgene hematology brands, which have lower U.S. GTN adjustment percentages, partially offset by higher U.S. Eliquis gross product sales, which have higher U.S. GTN adjustment percentages.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Prioritized Brands
Revlimid	$2,884	$—	N/A	$5,799	$—	N/A
U.S.	2,048	—	N/A	4,014	—	N/A
Non-U.S.	836	—	N/A	1,785	—	N/A

Eliquis	2,163	2,042	6%	4,804	3,967	21%
U.S.	1,363	1,269	7%	3,140	2,475	27%
Non-U.S.	800	773	3%	1,664	1,492	12%

Opdivo	1,653	1,823	(9)%	3,419	3,624	(6)%
U.S.	956	1,112	(14)%	1,964	2,236	(12)%
Non-U.S.	697	711	(2)%	1,455	1,388	5%

Orencia	750	778	(4)%	1,464	1,418	3%
U.S.	554	566	(2)%	1,054	1,015	4%
Non-U.S.	196	212	(8)%	410	403	2%

Pomalyst/Imnovid	745	—	N/A	1,458	—	N/A
U.S.	522	—	N/A	1,011	—	N/A
Non-U.S.	223	—	N/A	447	—	N/A

Sprycel	511	544	(6)%	1,032	1,003	3%
U.S.	308	307	—	608	547	11%
Non-U.S.	203	237	(14)%	424	456	(7)%

Yervoy	369	367	1%	765	751	2%
U.S.	254	253	—	511	528	(3)%
Non-U.S.	115	114	1%	254	223	14%

Abraxane	308	—	N/A	608	—	N/A
U.S.	218	—	N/A	423	—	N/A
Non-U.S.	90	—	N/A	185	—	N/A

Empliciti	97	91	7%	194	174	11%
U.S.	59	63	(6)%	118	121	(2)%
Non-U.S.	38	28	36%	76	53	43%

Reblozyl	55	—	N/A	63	—	N/A
U.S.	55	—	N/A	63	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Inrebic	15	—	N/A	27	—	N/A
U.S.	15	—	N/A	27	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Zeposia	1	—	N/A	1	—	N/A
U.S.	1	—	N/A	1	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Established Brands
Baraclude	121	147	(18)%	243	288	(16)%
U.S.	3	7	(57)%	6	14	(57)%
Non-U.S.	118	140	(16)%	237	274	(14)%

Vidaza	126	—	N/A	284	—	N/A
U.S.	—	—	N/A	2	—	N/A
Non-U.S.	126	—	N/A	282	—	N/A

Other Brands(a)	331	481	(31)%	749	968	(23)%
U.S.	131	90	46%	311	180	73%
Non-U.S.	200	391	(49)%	438	788	(44)%

Total Revenues	10,129	6,273	61%	20,910	12,193	71%
U.S.	6,487	3,667	77%	13,253	7,116	86%
Non-U.S.	3,642	2,606	40%	7,657	5,077	51%
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

•U.S. revenues increased 7% in the second quarter 2020 due to higher demand, partially offset by negative impact from COVID-19 (primarily inventory work down) and lower average net selling prices.

U.S. revenues increased 27% year-to-date due to higher demand, partially offset by lower average net selling prices.

•International revenues increased by 3% in the second quarter 2020 and 12% year-to-date due to higher demand, partially offset by lower average net selling prices. The second quarter was negatively from COVID-19 (primarily inventory work down). Excluding foreign exchange impacts, revenues increased by 5% and 14% in the second quarter 2020 and year-to-date, respectively.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•U.S. revenues decreased 14% in the second quarter 2020 and 12% year-to-date due to the smaller previously-treated advanced lung cancer market and to a lesser extent, lower demand from COVID-19 (primarily lower new patient starts and patient visits).

•International revenues decreased 2% in the second quarter 2020 due to foreign exchange. Excluding foreign exchange impacts, revenues increased by 3%.

International revenues increased 5% year-to-date due to higher demand as a result of approvals for additional indications and launches in new countries, partially offset by foreign exchange. Excluding foreign exchange impacts, revenues increased by 10%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues decreased 2% in the second quarter 2020 due to lower demand from COVID-19, partially offset by higher average net selling prices.

U.S. revenues increased 4% year-to-date due to higher demand and higher average net selling prices.

•International revenues decreased 8% in the second quarter 2020 due to lower demand from COVID-19 and foreign exchange. Excluding foreign exchange impacts, revenues decreased by 5%.

International revenues increased 2% year-to-date due to higher demand, partially offset by foreign exchange. Excluding foreign exchange impacts, revenues increased by 5%.

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

•U.S. revenues were flat for the second quarter 2020 due to lower demand offset by higher average net selling prices.

U.S. revenues increased 11% year-to-date due to higher demand and higher average net selling prices.

•International revenues decreased 14% in the second quarter 2020 and 7% year-to-date due lower demand as a result increased generic competition and foreign exchange. Excluding foreign exchange impact, revenues decreased by 11% and 4% in the second quarter 2020 and year-to-date, respectively.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•U.S. revenues remained consistent for the second quarter 2020 due to lower demand offset by higher average net selling prices.

U.S. revenues decreased 3% year-to-date due to increased competition for the Opdivo+Yervoy combination for kidney cancer, partially offset by higher average net selling prices.

•International revenues increased 1% in the second quarter 2020 and 14% year-to-date due to higher demand as a result of approvals for additional indications and launches primarily in Europe, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 6% and 19% in the second quarter 2020 and year-to-date, respectively.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and anemia failing an erythropoiesis stimulating agent in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. Reblozyl MDS indication was launched in April 2020.

Inrebic (fedratinib) — an oral kinase inhibitor with activity against wild type and mutationally activated JAK2 and FLT3 and is indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Inrebic was launched in August 2019.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. Zeposia was launched in June 2020.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•International revenues decreased due to lower average net selling prices resulting from generic competition.

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

•U.S. revenues include $66 million and $169 million from Celgene products in the second quarter 2020 and year-to-date, respectively.

•International revenues decreased primarily due to divestiture of the UPSA business and certain other brands and continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2019 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated. Below are international products that had estimated levels of inventory in the distribution channel in excess of one month on hand at March 31, 2020.

Perfalgan, an analgesic product, had 4.1 months of inventory on hand internationally at direct customers compared to 3.2 months of inventory on hand at December 31, 2019. The level of inventory on hand was primarily in Saudi Arabia and in the Gulf Countries due to inventory build to mitigate the risk of product supply disruption in these markets as a result of the sale of the Anagni manufacturing plant to Catalent.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended June 30, 2020 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Cost of products sold(a)	$2,699	$1,972	37%	$6,361	$3,796	68%
Marketing, selling and administrative	1,628	1,076	51%	3,234	2,082	55%
Research and development	2,522	1,325	90%	4,894	2,673	83%
Amortization of acquired intangible assets	2,389	24	**	4,671	48	**
Other (income)/expense, net	(736)	100	**	427	(161)	**
Total Expenses	$8,502	$4,497	89%	$19,587	$8,438	**
** In excess of +/- 100%.
(a) Excludes amortization of acquired intangible assets.

Cost of Products Sold

•Cost of products sold increased by $727 million in the second quarter 2020 and $2.6 billion year-to-date, primarily due to unwinding of inventory fair value adjustments ($714 million in the second quarter 2020 and $2.1 billion year-to-date), higher royalties and Eliquis profit sharing ($40 million in the second quarter 2020 and $417 million year-to-date) and Celgene product costs (approximately $100 million in the second quarter 2020 and $200 million year-to-date), partially offset by an impairment charge of $109 million for a manufacturing and packaging facility in the second quarter 2019.

Marketing, Selling and Administrative

•Marketing, selling and administrative expenses increased by $552 million in the second quarter 2020 and $1.2 billion year-to-date, primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition (approximately $600 million in the second quarter 2020 and $1.2 billion year-to-date), partially offset by foreign exchange.

Research and Development

•Research and development expense increased by $1.2 billion in the second quarter 2020 and $2.2 billion year-to-date, primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition (approximately $1.1 billion in the second quarter 2020 and $2.1 billion year-to-date, including a $200 million bluebird collaboration charge) and a $100 million Cormorant development milestone.

Amortization of Acquired Intangible Assets

•Amortization of acquired intangible assets increased by $2.4 billion in the second quarter 2020 and $4.6 billion year-to-date, due to Revlimid, Pomalyst/Imnovid and other marketed product rights obtained in the Celgene acquisition.

Other (Income)/Expense, Net

•Other (income)/expense, net changed by $836 million in the second quarter 2020 and $588 million year-to-date, primarily due to higher interest, restructuring, integration expenses and fair value adjustments to equity investments and contingent value rights summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Interest expense	$357	$123	$719	$168
Pension and postretirement	(2)	26	(6)	70
Royalties and licensing income	(311)	(303)	(721)	(611)
Divestiture losses/(gains)	9	8	(7)	8
Acquisition expenses	—	303	—	468
Contingent consideration	(165)	—	391	—
Investment income	(25)	(119)	(86)	(175)
Integration expenses	166	106	340	128
Provision for restructuring	115	10	275	22
Equity investment gains	(818)	(71)	(479)	(246)
Litigation and other settlements	(1)	—	31	1
Transition and other service fees	(50)	(2)	(111)	(4)
Intangible asset impairment	21	15	21	15
Reversion excise tax	—	—	76	—
Other	(32)	4	(16)	(5)
Other (income)/expense, net	$(736)	$100	$427	$(161)

•Interest expense increased due to $19.0 billion of notes issued in May 2019 and $19.9 billion of Celgene debt assumed in the acquisition. Interest expense was partially offset in the second quarter 2020 by $41 million and year-to-date by $82 million due to amortization of purchase price adjustments attributed to Celgene's debt.
•Pension and postretirement includes the interest cost, expected return on plan assets and amortization components of the net periodic benefit cost (credit) as well as net charges for settlements, curtailments and special termination benefits of $93 million in 2019.
•Royalties and licensing income for the second quarter 2020 includes diabetes royalties ($129 million in 2020 and $161 million in 2019) and Keytruda* royalties ($155 million in 2020 and $121 million in 2019). Royalties and licensing income year-to-date includes diabetes royalties ($256 million in 2020 and $326 million in 2019), Keytruda* royalties ($316 million in 2020 and $241 million in 2019), regulatory milestones of $70 million and out-licensing income of $30 million in the first quarter 2020.
•Divestiture losses/(gains) includes a $12 million gain related to the termination of our U.S. and Puerto Rico partnership with Sanofi in the first quarter of 2020.
•Acquisition expenses include the following items related to the Celgene transaction in 2019: (1) upfront bridge facility commitment fee, (2) acquisition financing hedge losses and (3) financial advisory, legal, proxy filing and other regulatory fees.
•Contingent consideration primarily includes fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. In the first quarter 2020 the traded price increased resulting in a charge of $585 million. Reduction of the traded price in the second quarter 2020 resulted in income of $163 million.
•Integration expenses include consulting fees incurred in connection with Celgene integration activities.
•Provision for restructuring includes exit and other costs related to the Celgene transaction. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.
•Equity investment gains includes fair value adjustments resulting from significant financial market volatility primarily due to the COVID-19 pandemic, including significant reduction of fair values in the first quarter 2020 ($226 million) and subsequent recovery in the second quarter 2020 ($635 million). Equity investments without readily determinable fair values were adjusted downward by $113 million in the first quarter 2020 based on a significant reduction in the biotech indices and upward by $183 million in the second quarter 2020 based on observable price changes. In the first quarter 2019, $80 million of income was related to the termination of our Europe and Asia partnership with Sanofi.
•Transition and other service fees primarily includes Otezla* divestiture related fees in 2020.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company. Refer to “Item 1. Financial Statements—Note 16. Retirement Benefits” for further information.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Earnings Before Income Taxes	$1,627	$1,776	$1,323	$3,755
Provision for Income Taxes	1,707	337	2,169	601
Effective Tax Rate	104.9%	19.0%	163.9%	16.0%

Impact of Specified Items	91.1%	0.5%	149.0%	(0.6)%
Effective Tax Rate Excluding Specified Items	13.8%	18.5%	14.9%	16.6%

The tax impact attributed to specified items was primarily due to non-deductible contingent value rights charges and low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments in the current periods. The second quarter 2020 also includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $255 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. The effective tax rate excluding specified items decreased by 4.7% in the second quarter 2020 and 1.7% year-to-date due to favorable earnings mix and the catch-up effect of changes to the estimated annual effective tax rate in the second quarter of both periods (rate decreases in 2020 and rate increases in 2019). The decrease in estimated annual effective tax rate in the second quarter 2020 resulted primarily from the internal transfer of certain intangible assets and less expected disallowance of foreign tax credits. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information on the tax impact of specified items.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) amortization of acquired intangible assets beginning in the fourth quarter of 2019, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (2) unwind of inventory fair value adjustments, (3) acquisition and integration expenses, (4) restructuring costs, (5) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (6) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (7) costs of acquiring a priority review voucher, (8) divestiture gains or losses, (9) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (10) pension, legal and other contractual settlement charges, (11) interest expense on the notes issued in May 2019 incurred prior to our Celgene transaction and interest income earned on the net proceeds of those notes, (12) equity investment and contingent value rights fair value adjustments and (13) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from internal transfer of intangible assets and the Otezla* divestiture. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on August 6, 2020 and are incorporated herein by reference.

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

Amortization of acquired intangible assets were previously included in non-GAAP earnings and EPS information. These amounts have become significant to the financial results subsequent to the Celgene acquisition and as a result, have been excluded in the non-GAAP results to better reflect our core operating performance. Comparable prior period non-GAAP results have not been revised to include this adjustment as the related amounts were insignificant ($24 million and $48 million for the three and six months ended June 30, 2019, respectively).

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2020	2019	2020	2019
Inventory purchase price accounting adjustments	$714	$—	$2,134	$—
Employee compensation charges	1	—	3	—
Site exit and other costs	13	139	29	151
Cost of products sold	728	139	2,166	151

Employee compensation charges	12	—	27	—
Site exit and other costs	(1)	—	5	1
Marketing, selling and administrative	11	—	32	1

License and asset acquisition charges	300	25	325	25
IPRD impairments	—	—	—	32
Inventory purchase price accounting adjustments	—	—	17	—
Employee compensation charges	15	—	33	—
Site exit and other costs	39	19	95	38
Research and development	354	44	470	95

Amortization of acquired intangible assets	2,389	—	4,671	—

Interest expense(a)	(41)	83	(82)	83
Pension and postretirement	—	44	—	93
Royalties and licensing income	(18)	—	(101)	—
Divestiture losses/(gains)	9	8	(7)	8
Acquisition expenses	—	303	—	468
Contingent consideration	(165)	—	391	—
Investment income	—	(54)	—	(54)
Integration expenses	166	106	340	128
Provision for restructuring	115	10	275	22
Equity investment gains	(818)	(71)	(479)	(246)
Reversion excise tax	—	—	76	—
Other (income)/expense, net	(752)	429	413	502

Increase to pretax income	2,730	612	7,752	749

Income taxes on items above	(3)	(105)	(294)	(148)
Income taxes attributed to Otezla* divestiture	255	—	255	—
Income taxes attributed to internal transfer of intangible assets	853	—	853	—
Income taxes	1,105	(105)	814	(148)

Increase to net earnings	$3,835	$507	$8,566	$601
(a) Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2020	2019	2020	2019
Net (Loss)/Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$(85)	$1,432	$(860)	$3,142
Specified Items	3,835	507	8,566	601
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$3,750	$1,939	$7,706	$3,743

Weighted-Average Common Shares Outstanding – Diluted – GAAP	2,263	1,637	2,261	1,637
Incremental Shares Attributable to Share-Based Compensation Plans	34	—	37	—
Weighted-Average Common Shares Outstanding – Diluted	2,297	1,637	2,298	1,637

Diluted (Loss)/Earnings Per Share Attributable to BMS – GAAP	$(0.04)	$0.87	$(0.38)	$1.92
Diluted EPS Attributable to Specified Items	1.67	0.31	3.73	0.37
Diluted EPS Attributable to BMS – Non-GAAP	$1.63	$1.18	$3.35	$2.29

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$19,934	$12,346
Marketable debt securities – current	1,724	3,047
Marketable debt securities – non-current	523	767
Total cash, cash equivalents and marketable debt securities	22,181	16,160
Short-term debt obligations	(4,819)	(3,346)
Long-term debt	(41,853)	(43,387)
Net debt position	$(24,491)	$(30,573)

We assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also evaluate our capital structure to ensure financial risks are efficiently managed, adequate liquidity access and lower cost of capital, which may lead to the repurchase of common stock, debt securities and contingent value rights issued in connection with the Celgene transaction prior to maturity or the issuance of additional debt securities. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, deemed repatriation transition tax, approximately $9.5 billion of debt maturing through 2022 and contingent value right payments of approximately $6.8 billion in 2021.

During 2020, cash, cash equivalents and marketable debt securities increased by $6.0 billion to $22.2 billion primarily due to $8.2 billion cash provided by operating activities partially offset by $2.0 billion of dividend payments. Our long-term debt obligations due over the next five years of approximately $17.7 billion are expected to be funded by cash generated from operating activities and our ability to refinance debt. We continue to make capital expenditures in connection with our expansion of our manufacturing capabilities and other facility-related activities.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The remaining share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. Our Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for our common stock in February 2020, increasing the total outstanding share repurchase authorization to approximately $6.0 billion. We repurchased 1.4 million shares of our common stock for $81 million during the six months ended June 30, 2020 reducing the remaining share repurchase capacity under the share repurchase program to approximately $5.9 billion as of June 30, 2020. In the second quarter of 2020, the ASR agreements that we executed in the fourth quarter of 2019 to repurchase an aggregate $7 billion of common stock were settled. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $2.0 billion in the six months ended June 30, 2020. Dividends declared per common share were $0.90 in the six months ended June 30, 2020. Annual capital expenditures were approximately $800 million in 2019 and are expected to be approximately $800 million in 2020 and $1.3 billion in 2021. Dividend decisions are made on a quarterly basis by our Board of Directors.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of June 30, 2020.

As of June 30, 2020, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at June 30, 2020 and December 31, 2019.

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2020	2019
Cash flow provided by/(used in):
Operating activities	$8,163	$3,473
Investing activities	1,433	1,775
Financing activities	(2,047)	16,239

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

The $4.7 billion change in cash flow from operating activities compared to 2019 was primarily attributable to higher cash collections and timing of payments in the ordinary course of business of approximately $5.0 billion (primarily relating to Celgene) and reversion of retirement medical plan assets of approximately $300 million (net of excise taxes), partially offset by higher restructuring, integration and collaboration payments of approximately $500 million in 2020.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable debt securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable debt securities.

The $342 million change in cash flow from investing activities compared to 2019 was primarily attributable to a change in the amount of marketable debt securities held, a contingent consideration payment to Cormorant in 2020 and proceeds from the sale of equity investment funds in 2019.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $18.3 billion change in cash flow from financing activities compared to 2019 was primarily due to lower net borrowing activity of $17.6 billion primarily resulting from the issuance of notes in 2019 to fund the acquisition of Celgene and higher dividend payments of approximately $700 million in 2020.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the second quarter:

Product	Indication	Date	Developments

Opdivo	ESCC	June 2020
Announced that Opdivo was approved by the FDA for the treatment of patients with unresectable advanced, recurrent or metastatic ESCC after prior fluoropyrimidine- and platinum-based chemotherapy. This application was granted Priority Review Designation by the FDA, and Opdivo is the first approved immunotherapy in this setting regardless of tumor PD-L1 expression level.

	Gastric Cancer	May 2020
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application for Opdivo to expand the use for the treatment of patients with unresectable advanced or recurrent gastric cancer who have not been previously treated, for a partial change in approved items of the manufacturing and marketing approval.

	RCC	April 2020
Announced with Exelixis, that CheckMate -9ER, a pivotal Phase III trial evaluating Opdivo in combination with Cabometyx* compared to sunitinib in previously untreated advanced or metastatic RCC, met its primary endpoint of progression-free survival at final analysis, as well as the secondary endpoints of overall survival at a pre-specified interim analysis, and objective response rate.

Opdivo+Yervoy	MPM	April 2020
Announced that CheckMate-743, a pivotal Phase III trial evaluating Opdivo in combination with Yervoy in previously untreated MPM met its primary endpoint of overall survival compared to chemotherapy (pemetrexed and cisplatin or carboplatin).

	NSCLC	May 2020
Announced FDA approval of Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy for the first-line treatment of adult patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations. The therapy is approved for patients with squamous or non-squamous disease and regardless of PD-L1 expression.

May 2020
Announced FDA approval of Opdivo+Yervoy for the first-line treatment of adult patients with metastatic NSCLC whose tumors express PD-L1 (≥1%) as determined by an FDA-approved test, with no EGFR or ALK genomic tumor aberrations.

May 2020
Announced the first presentation of results from the Phase III CheckMate-9LA trial, which demonstrated a statistically significant and clinically meaningful survival benefit with Opdivo+Yervoy, given concomitantly with two cycles of chemotherapy, for the first-line treatment of metastatic NSCLC. The study met both its primary and key secondary endpoints, demonstrating superior overall survival, progression-free survival and overall response rate for the dual immunotherapy plus chemotherapy combination versus chemotherapy alone.

May 2020
Announced three-year follow-up results from Part 1 of the Phase III CheckMate-227 trial in metastic NSCLC, demonstrating that Opdivo+Yervoy provided sustained improvements in overall survival and additional efficacy measures as a first-line treatment compared to chemotherapy among patients whose tumors expressed PD-L1 ≥1%.

April 2020
Announced that the EMA validated a type II variation application for Opdivo+Yervoy, combined with limited chemotherapy, for the first-line treatment of patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations.

Orencia	RA	June 2020
Announced results from the open-label switch period of Early AMPLE, a Phase IV exploratory biomarker study assessing the differences by which Orencia and adalimumab interfere with disease progression in moderate-to-severe early RA patients seropositive for certain autoantibodies. Early seropositive RA patients treated with Orencia demonstrated substantial clinical improvements at week 48, sustaining the level of responses achieved at week 24 compared to adalimumab. In seropositive patients switching from adalimumab to Orencia, the efficacy responses generally increased over the open-label period to week 48.

Pomalyst	Kaposi sarcoma	May 2020
Announced FDA approval of Pomalyst for patients with AIDS-related Kaposi sarcoma whose disease has become resistant to highly active antiretroviral therapy, or in patients with Kaposi sarcoma who are HIV-negative. Pomalyst was granted accelerated approval, Breakthrough Therapy designation and Orphan Drug designation in these indications.

Product	Indication	Date	Developments

Reblozyl	MDS	June 2020
Announced EC approval of Reblozyl for the treatment of adult patients with transfusion-dependent anemia due to very low-, low- and intermediate-risk MDS with ring sideroblasts, who had an unsatisfactory response or are ineligible for erythropoietin-based therapy.

April 2020
Announced FDA approval of Reblozyl for the treatment of anemia failing an erythropoiesis stimulating agent and requiring 2 or more red blood cell units over 8 weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblasts or with myelodysplastic/myeloproliferative neoplasm with ring sideroblasts and thrombocytosis.

	Beta Thalassemia	June 2020	Announced EC approval of Reblozyl for adult patients with transfusion-dependent anemia associated with beta thalassemia.

Zeposia	RRMS	May 2020
Announced EC approval of Zeposia for the treatment of adult patients with RRMS with active disease as defined by clinical or imaging features. With the EC marketing authorization, Zeposia, an oral medication taken once daily, becomes the only approved sphingosine-1-phosphate receptor modulator for RRMS patients with active disease.

	UC	June 2020
Announced that the pivotal Phase III trial True North, evaluating oral Zeposia as an induction and maintenance therapy for adult patients with moderate to severe UC, met both primary endpoints of induction of clinical remission at Week 10 and in maintenance at Week 52 (p-value < 0.0001). The study also met key secondary endpoints of clinical response and endoscopic improvement in induction at these timepoints, with a safety profile consistent with that observed in previously reported trials.

liso-cel	Lymphoma	July 2020	Announced that the EMA has validated its MAA for liso-cel, an investigational CD19-directed CAR T cell therapy, for the treatment of adults with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal B-cell lymphoma and follicular lymphoma grade 3B after at least two prior therapies. Validation of the application confirms the submission is complete and begins the EMA’s centralized review process.
May 2020
Announced that the FDA has extended the action date by three months for the liso-cel BLA for the treatment of adults with relapsed or refractory large B-cell lymphoma after at least two prior therapies. The new PDUFA date is November 16, 2020.

ide-cel; bb2121	Multiple Myeloma	July 2020	With bluebird bio, announced the submission of the BLA to the FDA for ide-cel (bb2121) for the treatment of adult patients with RRMM. This submission provides further details on the Chemistry, Manufacturing and Controls module to address the outstanding regulatory requests from the FDA in May 2020 following the original BLA submission from March 2020.
		May 2020	Announced that the EMA validated the MAA for ide-cel (bb2121) for the treatment of adult patients with multiple myeloma who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody. Ide-cel was granted Accelerated Assessment status by the EMA in March 2020, reducing the maximum timeframe for review of the application to 150 days.
May 2020
With bluebird, announced updated results from the pivotal, Phase II KarMMa study evaluating the efficacy and safety of ide-cel (bb2121) in RRMM. Patients with heavily pretreated RRMM who were exposed to at least three prior therapies and were refractory to their last regimen were treated with ide-cel across a range of target dose levels. ORR was 73% across all dose levels, including 33% of patients who had a complete remission or stringent complete remission. Clinically meaningful benefit was consistently observed across subgroups, and nearly all subgroups had an ORR of 50% or greater, including older and high-risk patients.

CC-486	AML	May 2020	Announced that the EMA validated the MAA for CC-486 for the maintenance treatment of adult patients with AML, who achieved complete remission or complete remission with incomplete blood count recovery, following induction therapy with or without consolidation treatment, and who are not candidates for, or who choose not to proceed to, hematopoietic stem cell transplantation.
		May 2020	Announced that the FDA accepted our NDA for CC-486 for the maintenance treatment of adult patients with AML, who achieved complete remission or complete remission with incomplete blood count recovery, following induction therapy with or without consolidation treatment, and who are not candidates for, or who choose not to proceed to, hematopoietic stem cell transplantation. The FDA granted the application Priority Review and set a PDUFA goal date of September 3, 2020.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2020. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2019 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, except as described below.

The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.
The COVID-19 pandemic is affecting how we operate our business. We currently assume that the peak impact of the COVID-19 crisis on our business occurred in the second quarter of 2020, with recovery beginning in the third quarter of 2020 and minimal impact in the fourth quarter of 2020 and beyond. If the negative impact from the COVID-19 pandemic extends beyond our assumed timelines, our results may be worse than expected. The full extent of the impact will depend on future developments, such as the ultimate duration and the severity of the spread of COVID-19 in the U.S. and globally, the effectiveness of federal, state, local and foreign governments’ mitigation actions, the pandemic’s impact on the U.S. and global economies, as well as factors affecting healthcare and the delivery of medicines to patients, including but not limited to those discussed above under "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 and Market Factors", and how quickly we can return to more normal operations, among other things.

Although we currently do not anticipate any disruption to the supply of our medicines to patients, it is possible that we could experience manufacturing or supply issues due to COVID-19 in the future, which would increase the negative impact on our business and results of operations. In addition, if a natural disaster or other potentially disruptive event occurs on top of the current pandemic, it could deplete our safety stock levels and we could experience a manufacturing, supply or distribution issue.

We have started to re-engage in-person interactions by our customer-facing (field) personnel in health care settings in the U.S. and a number of other markets. If we determine that it is no longer safe to engage in these in-person interactions, we will likely return to a remote model of engagement. This transition could have a negative impact on our business. It is also possible that there could be a longer-lasting shift in interactions between field personnel and health care professionals that we have not anticipated, which could have a negative impact on our business and results of operations.

Although we have restarted clinical development activities, we continue to experience delays in the initiation and enrollment of patients in our clinical trials. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. In addition, we could experience additional delays or difficulties enrolling patients in clinical trials and/or delays or difficulties with our ongoing, fully enrolled clinical trials, which could further negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the approximately $64 billion of intangible assets we obtained through the Celgene transaction. In addition, although research and early development activities performed in laboratories have resumed, they were suspended for a period of time, which negatively impacted the advancement of early pipeline assets. We have plans to mitigate this impact, but if we are not be able to fully mitigate it, the breadth of our future pipeline opportunities could be adversely affected.

We cannot predict or reasonably estimate the impact of any potential long-term changes to the healthcare industry from COVID-19. For example, there is potential for a shift in the U.S. payer channel mix due to changes in patient coverage from the current economic crisis, but we are not able to reliably estimate what the impact would be on our results of operations given the highly variable and uncertain situation. It is also possible that changes in the healthcare system could impose additional burdens on clinical trials, which could increase the costs of sponsoring clinical trials or lead to additional delays or difficulties with completing clinical trials. We may also experience additional pricing pressures and/or increased governmental regulation.

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

The strengthening U.S. dollar has a negative impact on our International revenues as translated to U.S. dollars, and lower interest rates are reducing our interest income. Stock market declines are also negatively impacting the value of our equity investments. If the U.S. dollar continues to strengthen, interest rates continue to decline, and/or stock markets continue to decline, we could see a further reduction in revenues or other income or additional charges to our equity investments, which could have a negative impact on our earnings and cash flows.

We are facing and could continue to face potential other negative consequences stemming from the COVID-19 pandemic, including but not limited to increased cyber threats such as phishing, social engineering and malware attacks, delays in planned integration milestones and ability to collect our receivables. It is possible that COVID-19 could exacerbate any of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as well.

At this time, we cannot predict the full extent of the negative impact that the COVID-19 pandemic will have on our business, financial condition, results of operations and/or cash flows.

It is possible that the COVID-19 pandemic could delay the timing of the FDA’s approval decisions for liso-cel and ide-cel, which could have a material adverse effect on our contingent value rights (CVRs).
We have submitted BLAs for liso-cel and ide-cel, the two remaining assets underlying our CVRs (the third CVR asset, Zeposia (ozanimod), was approved earlier this year). These applications are under review by the FDA. Liso-cel has a PDUFA date of November 16, 2020. We do not yet have a PDUFA date for ide-cel, but we continue to expect an approval decision by March 31, 2021, which is the time period specified within the CVR Agreement. It is possible that COVID-19 could impact FDA operations, including the ability for the FDA to conduct on-site inspections, such that the review of either or both of these CVR assets could be delayed. Any delay in the timing of approval could reduce the resale price of the CVRs. If there is a significant delay that extends the FDA’s review period beyond December 31, 2020 for liso-cel or March 31, 2021 for ide-cel, then no payment will be made under the CVRs and the CVRs will expire without value.

U.S. executive orders on biopharmaceutical pricing and other potential initiatives by the U.S. federal government to implement measures to regulate drug pricing in the future could adversely affect our business.
In July the U.S. federal government issued four executive orders regarding U.S. drug pricing, which have the potential to significantly impact our ability to discover, develop and deliver medicines for patients across the globe.

While we are unable to predict how or when the executive orders might ultimately be enacted and implemented, the orders, if implemented, would adversely affect our business and results of operations. Even if the executive orders are not finalized in their current form, the U.S. federal government could introduce initiatives similar to the executive orders as well as other initiatives to manage drug utilization and contain costs. Such initiatives could have a material adverse effect on our business and results of operations, particularly to extent the initiatives are not offset by greater demand, increased patient access to health care or other items. See “Item 1A. Risk Factors—Increased pricing pressure and other restrictions in the U.S. and abroad from MCOs, institutional purchasers and government agencies and programs, among others, continue to negatively affect our revenues and profit margins” in our 2019 Form 10-K for more information on the impact on the Company of increasing pricing pressures from market access, pharmaceutical pricing controls and discounting and other restrictions in the United States, the European Union and other regions around the world.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
April 1 to 30, 2020	218,443	$55.93	—	$5,919
May 1 to 31, 2020	6,094,821	60.70	5,503,303	5,919
June 1 to 30, 2020	11,661,649	60.76	10,942,543	5,919
Three months ended June 30, 2020(c)	17,974,913		16,445,846
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock and in November 2019 further increased its authorization for the repurchase of our common stock by approximately $7.0 billion. In February 2020, the Board of Directors approved an increase of $5.0 billion to the total outstanding share repurchase authorization. The remaining share repurchase capacity under the program was approximately $5.9 billion as of June 30, 2020. The share repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 15. Equity” for information on the share repurchase program.
(c)Includes 16 million shares of common stock received upon settlement of the ASR agreements.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
10a.
Amendment and Waiver, dated as of June 17, 2020, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10b.
Amendment and Waiver, dated as of June 17, 2020, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019	LOE	loss of exclusivity
ALK	anaplastic lymphoma kinase	MAA	market authorization application
Amgen	Amgen Inc.	MDL	multi-district litigation
AML	acute myeloid leukemia	MDS	myelodysplastic syndromes
Amylin	Amylin Pharmaceuticals, Inc.	MPM	malignant pleural mesothelioma
aNDA	abbreviated new drug applications	NDA	New drug application
AstraZeneca	AstraZeneca PLC	NKT	natural killer T cells
BCMA	B-cell maturation antigen	NSCLC	non-small cell lung cancer
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.	NVAF	non-valvular atrial fibrillation
BLA	biologics license application	Ono	Ono Pharmaceutical Co., Ltd.
bluebird	bluebird bio, Inc.	ORR	overall response rate
CAR T	chimeric antigen receptor T-cell	OTC	over-the-counter
Catalent	Catalent, Inc.	Otsuka	Otsuka Pharmaceutical Co., Ltd.
Celgene	Celgene Corporation	PD-1	programmed cell death protein 1
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	PD-L1	programmed death-ligand 1
CML	chronic myeloid leukemia	PDUFA	The Prescription Drug User Fee Act
CVR	contingent value rights	Pfizer	Pfizer, Inc.
EC	European Commission	PsA	psoriatic arthritis
EGFR	estimated glomerular filtration rate	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
EMA	European Medicines Agency	R&D	research and development
EPS	earnings per share	RA	rheumatoid arthritis
ESCC	esophageal squamous cell carcinoma	RCC	renal cell carcinoma
EU	European Union	Repare	Repare Therapeutics Inc.
FASB	Financial Accounting Standards Board	RMS	relapsing forms of multiple sclerosis
FDA	U.S. Food and Drug Administration	RRMM	relapsed and refractory multiple myeloma
GAAP	U.S. generally accepted accounting principles	RRMS	relapsing remitting multiple sclerosis
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCC	hepatocellular carcinoma	SEC	Securities and Exchange Commission
HIV	human immunodeficiency viruses	UC	ulcerative colitis
IO	immuno-oncology	U.S.	United States
IPRD	in-process research and development	UK	United Kingdom
JIA	juvenile idiopathic arthritis	VAT	value added tax
LIBOR	London Interbank Offered Rate	ViiV	ViiV Healthcare Limited
Lilly	Eli Lilly and Company	VTE	venous thromboembolic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	August 6, 2020	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	August 6, 2020	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer