Form 10-Q
period 2020-09-30
BRISTOL MYERS SQUIBB CO
filed 2020-11-05
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
At September 30, 2020, there were 2,259,751,518 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	54

Item 4.
Controls and Procedures	54

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	55

Item 1A.
Risk Factors	55

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.
Exhibits	58

Summary of Abbreviated Terms	59
Signatures	60
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2020	2019	2020	2019
Net product sales	$10,197	$5,768	$30,555	$17,512
Alliance and other revenues	343	239	895	688
Total Revenues	10,540	6,007	31,450	18,200

Cost of products sold(a)	2,502	1,790	8,863	5,586
Marketing, selling and administrative	1,706	1,055	4,940	3,137
Research and development	2,499	1,378	7,393	4,051
Amortization of acquired intangible assets	2,491	25	7,162	73
Other (income)/expense, net	(915)	410	(488)	249
Total Expenses	8,283	4,658	27,870	13,096

Earnings Before Income Taxes	2,257	1,349	3,580	5,104
Provision/(Benefit) for Income Taxes	379	(17)	2,548	584
Net Earnings	1,878	1,366	1,032	4,520
Noncontrolling Interest	6	13	20	25
Net Earnings Attributable to BMS	$1,872	$1,353	$1,012	$4,495

Earnings per Common Share
Basic	$0.83	$0.83	$0.45	$2.75
Diluted	0.82	0.83	0.44	2.75
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2020	2019	2020	2019
Net Earnings	$1,878	$1,366	$1,032	$4,520
Other Comprehensive (Loss)/Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(132)	38	(121)	24
Pension and postretirement benefits	(4)	1,116	5	1,204
Available-for-sale debt securities	(2)	4	7	43
Foreign currency translation	(5)	—	(70)	28
Other Comprehensive (Loss)/Income	(143)	1,158	(179)	1,299

Comprehensive Income	1,735	2,524	853	5,819
Comprehensive Income Attributable to Noncontrolling Interest	6	13	20	25
Comprehensive Income Attributable to BMS	$1,729	$2,511	$833	$5,794
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	September 30, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$19,435	$12,346
Marketable debt securities	1,720	3,047
Receivables	8,062	7,685
Inventories	1,949	4,293
Other current assets	3,111	1,983
Total Current Assets	34,277	29,354
Property, plant and equipment	5,740	6,252
Goodwill	20,517	22,488
Other intangible assets	56,698	63,969
Deferred income taxes	913	510
Marketable debt securities	495	767
Other non-current assets	6,896	6,604
Total Assets	$125,536	$129,944

LIABILITIES
Current Liabilities:
Short-term debt obligations	$3,585	$3,346
Accounts payable	2,441	2,445
Other current liabilities	14,438	12,513
Total Current Liabilities	20,464	18,304
Deferred income taxes	5,913	6,454
Long-term debt	41,364	43,387
Other non-current liabilities	7,565	10,101
Total Liabilities	75,306	78,246

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,435	43,709
Accumulated other comprehensive loss	(1,699)	(1,520)
Retained earnings	32,414	34,474
Less cost of treasury stock	(25,284)	(25,357)
Total Bristol-Myers Squibb Company Shareholders’ Equity	50,158	51,598
Noncontrolling interest	72	100
Total Equity	50,230	51,698
Total Liabilities and Equity	$125,536	$129,944
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net earnings	$1,032	$4,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	7,690	510
Deferred income taxes	1,419	(536)
Stock-based compensation	608	157
Impairment charges	131	183
Pension settlements and amortization	34	1,683
Divestiture gains and royalties	(486)	(1,676)
Asset acquisition charges	278	25
Equity investment (gains)/losses	(724)	15
Contingent consideration fair value adjustments	(597)	—
Other adjustments	(140)	(21)
Changes in operating assets and liabilities:
Receivables	(356)	434
Inventories	2,571	(7)
Accounts payable	56	48
Income taxes payable	(2,104)	(4)
Other	970	698
Net Cash Provided by Operating Activities	10,382	6,029
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	4,757	2,325
Purchase of marketable debt securities	(3,148)	(1,642)
Capital expenditures	(470)	(585)
Divestiture and other proceeds	550	2,226
Acquisition and other payments, net of cash acquired	(421)	(58)
Net Cash Provided by Investing Activities	1,268	2,266
Cash Flows From Financing Activities:
Short-term debt obligations, net	(264)	115
Issuance of long-term debt	—	18,790
Repayment of long-term debt	(1,500)	(1,256)
Repurchase of common stock	(81)	(300)
Dividends	(3,054)	(2,011)
Other	265	(40)
Net Cash (Used in)/Provided by Financing Activities	(4,634)	15,298
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	24	(15)
Increase in Cash, Cash Equivalents and Restricted Cash	7,040	23,578
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	12,820	6,911
Cash, Cash Equivalents and Restricted Cash at End of Period	$19,860	$30,489
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at September 30, 2020 and December 31, 2019, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. All intercompany balances and transactions have been eliminated. BMS’s consolidated financial statements include the assets, liabilities, operating results and cash flows of Celgene from the date of acquisition on November 20, 2019. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Business Segment Information

BMS operates in a single segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of innovative medicines that help patients prevail over serious diseases. A global research and development organization and supply chain organization are responsible for the discovery, development, manufacturing and supply of products. Regional commercial organizations market, distribute and sell the products. The business is also supported by global corporate staff functions. Consistent with BMS’s operational structure, the Chief Executive Officer (“CEO”), as the chief operating decision maker, manages and allocates resources at the global corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods. For further information on product and regional revenue, see “—Note 2. Revenue.”

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

Recently Adopted Accounting Standards

Financial Instruments - Measurement of Credit Losses

In June 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. Entities are required to use a forward-looking estimated loss model. Available-for-sale debt security credit losses will be recognized as allowances rather than a reduction in amortized cost. BMS adopted the amended guidance on a modified retrospective approach on January 1, 2020. The amended guidance did not impact BMS’s results of operations.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Net product sales	$10,197	$5,768	$30,555	$17,512
Alliance revenues	184	143	452	418
Other revenues	159	96	443	270
Total Revenues	$10,540	$6,007	$31,450	$18,200

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Gross product sales	$15,211	$8,884	$43,685	$25,697
GTN adjustments(a)
Charge-backs and cash discounts	(1,440)	(927)	(4,072)	(2,591)
Medicaid and Medicare rebates	(2,146)	(1,362)	(5,126)	(3,252)
Other rebates, returns, discounts and adjustments	(1,428)	(827)	(3,932)	(2,342)
Total GTN adjustments	(5,014)	(3,116)	(13,130)	(8,185)
Net product sales	$10,197	$5,768	$30,555	$17,512
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $(25) million and $91 million for the three and nine months ended September 30, 2020 and $12 million and $139 million for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Prioritized Brands
Revlimid	$3,027	$—	$8,826	$—
Eliquis	2,095	1,928	6,899	5,895
Opdivo	1,780	1,817	5,199	5,441
Orencia	826	767	2,290	2,185
Pomalyst/Imnovid	777	—	2,235	—
Sprycel	544	558	1,576	1,561
Yervoy	446	353	1,211	1,104
Abraxane	342	—	950	—
Empliciti	96	89	290	263
Reblozyl	96	—	159	—
Inrebic	13	—	40	—
Zeposia	2	—	3	—
Onureg	3	—	3	—

Established Brands
Baraclude	100	145	343	433
Vidaza	106	—	390	—
Other Brands(a)	287	350	1,036	1,318
Total Revenues	$10,540	$6,007	$31,450	$18,200

United States	$6,542	$3,472	$19,795	$10,588
Europe	2,453	1,445	7,156	4,416
Rest of the World	1,361	976	4,030	2,838
Other(b)	184	114	469	358
Total Revenues	$10,540	$6,007	$31,450	$18,200
(a)    Includes BMS and Celgene products in 2020.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $32 million and $260 million for the three and nine months ended September 30, 2020 and $78 million and $341 million for the three and nine months ended September 30, 2019, respectively, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales. Contract assets were not material at September 30, 2020 and December 31, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Revenues from alliances:
Net product sales	$2,116	$2,464	$7,040	$7,412
Alliance revenues	184	143	452	418
Total Revenues	$2,300	$2,607	$7,492	$7,830

Payments to/(from) alliance partners:
Cost of products sold	$1,007	$1,017	$3,363	$3,116
Marketing, selling and administrative	(25)	(33)	(103)	(93)
Research and development	48	11	327	32
Other (income)/expense, net	(28)	(15)	(59)	(45)

Dollars in Millions	September 30, 2020	December 31, 2019
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$336	$347
Accounts payable – to alliance partners	971	1,026
Deferred income from alliances(a)	392	431
(a)    Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company’s significant alliances are discussed in the 2019 Form 10-K. Significant developments and updates related to alliances during the nine months ended September 30, 2020 are set forth below.

Otsuka

Effective January 1, 2020, Otsuka is no longer co-promoting Sprycel in the U.S. and as a result, this arrangement is no longer considered a collaboration under ASC 808. Revenues earned and fees paid to Otsuka in the Oncology Territory in 2020 are not included in the table above.

bluebird

BMS and bluebird jointly develop and commercialize novel disease-altering gene therapy product candidates targeting BCMA. The collaboration arrangement began in 2013 and included (i) a right for BMS to license any anti-BCMA products resulting from the collaboration, (ii) a right for bluebird to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the U.S. in exchange for a reduction of milestone payments, and (iii) sales-based milestones and royalties payable to bluebird upon the commercialization of any licensed products resulting from the collaboration if bluebird declined to exercise their co-development and profit sharing rights. The options to license idecabtagene vicleucel (ide-cel, bb2121) and bb21217 were exercised in 2016 and 2017, respectively.

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

In the second quarter of 2020, BMS and bluebird amended their collaboration arrangement where, among other items, BMS is assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector. Over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. The parties were also released from future exclusivity related to BCMA-directed T cell therapies. In addition, BMS agreed to buy out its obligation to pay bluebird future ex-U.S. milestones and royalties on ide-cel and bb21217 for a payment of $200 million, which was included in Research and development expense in the second quarter of 2020.

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

Dollars in Millions	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Cash and cash equivalents	$11,179	$—	$11,179
Receivables	2,652	—	2,652
Inventories	4,511	—	4,511
Property, plant and equipment	1,342	(277)	1,065
Intangible assets	64,027	(100)	63,927
Otezla* assets held-for-sale	13,400	—	13,400
Other assets	3,408	45	3,453
Accounts payable	(363)	—	(363)
Income taxes payable	(2,718)	(47)	(2,765)
Deferred income tax liabilities	(7,339)	2,350	(4,989)
Debt	(21,782)	—	(21,782)
Other liabilities	(4,017)	15	(4,002)
Identifiable net assets acquired	64,300	1,986	66,286
Goodwill	15,969	(1,986)	13,983
Total consideration transferred	$80,269	$—	$80,269

Asset Acquisitions

MyoKardia

In the fourth quarter of 2020, BMS entered into a definitive merger agreement under which BMS will acquire MyoKardia, a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. The acquisition will provide BMS with rights to MyoKardia’s lead asset, mavacamten, a potential first-in-class cardiovascular medicine for the treatment of obstructive hypertrophic cardiomyopathy that has completed Phase III development with an anticipated NDA submission in the first quarter of 2021.

BMS, through a subsidiary, commenced a tender offer to acquire all of the issued and outstanding shares of MyoKardia’s common stock for $225.00 per share, or $13.1 billion. In November 2020, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, expired. Expiration of the waiting period under the HSR Act satisfies one of the conditions necessary for the consummation of the transaction, which remains subject to the satisfaction of the tender of a majority of the outstanding shares of MyoKardia’s common stock, a well as other customary closing conditions and regulatory approvals. BMS intends to close the acquisition of MyoKardia at the earliest possible date after the closing of the tender offer, which it currently expects to be in the fourth quarter of 2020.

BMS anticipates funding the transaction through a combination of cash on hand from its operations and subject to market conditions, net proceeds received in connection with a future debt issuance. BMS expects to account for the transaction as an asset acquisition since mavacamten will represent substantially all of the fair value of the gross assets acquired.

Forbius

In the third quarter of 2020, BMS acquired all of the outstanding shares of Forbius, a privately held, clinical-stage protein engineering company that designs and develops biotherapeutics for the treatment of cancer and fibrotic diseases. The acquisition provides BMS with full rights to Forbius’s TGF-beta program, including the program’s lead investigational asset, AVID200, which is in Phase I development. BMS accounted for the transaction as an asset acquisition since AVID200 represented substantially all of the fair value of the gross assets acquired. The transaction price included an upfront payment of $185 million and contingent development, regulatory and sales-based milestone payments up to $815 million. The up-front payment was included in Research and development expense except for $7 million that was allocated to deferred tax assets.

Other

Research and development expense also includes $100 million in 2020 resulting from the occurrence of a development event attributed to the Cormorant asset acquisition completed in 2016.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures and assets held-for-sale were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended September 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty and Milestone Income
Dollars in Millions	2020	2019	2020	2019	2020	2019
UPSA Business	$—	$1,510	$—	$(1,176)	$—	$—
Diabetes Business	129	163	—	—	(148)	(171)
Erbitux*	3	3	—	—	—	—
Manufacturing Operations	—	—	—	1	—	—
Mature Brands and Other	41	7	1	(4)	(44)	(6)
Total	$173	$1,683	$1	$(1,179)	$(192)	$(177)

	Nine Months Ended September 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty and Milestone Income
Dollars in Millions	2020	2019	2020	2019	2020	2019
UPSA Business	$—	$1,510	$—	$(1,160)	$—	$—
Diabetes Business	409	491	—	—	(404)	(497)
Erbitux*	10	11	—	—	—	—
Manufacturing Operations	10	3	(1)	1	—	—
Plavix* and Avapro*/Avalide*	7	—	(12)	—	—	—
Mature Brands and Other	73	9	7	(12)	(76)	(8)
Total	$509	$2,024	$(6)	$(1,171)	$(480)	$(505)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

UPSA Business

In the third quarter of 2019, the Company sold its UPSA consumer health business, including the shares of UPSA SAS and BMS’s assets and liabilities relating to the UPSA product portfolio. The transaction was accounted for as the sale of a business.

Manufacturing Operations

In the second quarter of 2019, BMS agreed to sell its manufacturing and packaging facility in Anagni, Italy to Catalent. The transaction was accounted for as the sale of a business and the sale was completed in the fourth quarter of 2019. The assets were reduced to their relative fair value after considering the purchase price resulting in an impairment charge of $113 million for the nine months ended September 30, 2019 that was included in Cost of products sold.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, up-front and milestone licensing fees for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Keytruda* royalties	$(176)	$(132)	$(492)	$(373)
Up-front licensing fees	—	(24)	(30)	(24)
Contingent milestone income	(16)	(6)	(62)	(15)
Amortization of deferred income	(14)	(14)	(44)	(44)
Other royalties	(5)	(3)	(16)	(6)
Total	$(211)	$(179)	$(644)	$(462)

Dragonfly

In the fourth quarter of 2020, BMS obtained a global exclusive license to Dragonfly’s interleukin-12 (IL-12) investigational immunotherapy program, including its extended half-life cytokine DF6002. BMS will be responsible for the development and any subsequent commercialization of DF6002 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding, and manufacturing. Dragonfly will continue to be involved in the development of DF6002 in current and certain future Phase I/II clinical trials. The transaction included an upfront payment of $400 million and Dragonfly is eligible to receive contingent consideration comprised of development, regulatory and sales-based milestone payments up to $2.8 billion. Dragonfly will also receive royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Interest expense	$346	$209	$1,065	$377
Pension and postretirement	—	1,537	(6)	1,607
Royalties and licensing income	(403)	(356)	(1,124)	(967)
Divestiture losses/(gains)	1	(1,179)	(6)	(1,171)
Acquisition expenses	—	7	—	475
Contingent consideration	(988)	—	(597)	—
Investment income	(13)	(173)	(99)	(348)
Integration expenses	195	96	535	224
Provision for restructuring	176	10	451	32
Equity investment (gains)/losses	(244)	261	(724)	15
Litigation and other settlements	10	(1)	41	—
Transition and other service fees	(18)	(7)	(129)	(11)
Intangible asset impairment	—	—	21	15
Reversion excise tax	—	—	76	—
Other	23	6	8	1
Other (income)/expense, net	$(915)	$410	$(488)	$249

Note 6. RESTRUCTURING

A restructuring and integration plan is being implemented as an initiative to realize $2.5 billion of sustainable run-rate synergies resulting from cost savings and avoidance from the Celgene acquisition. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). The majority of charges are expected to be incurred through 2022, and range between $2.5 billion to $3.0 billion. Cumulative charges of approximately $1.7 billion have been recognized including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 1,400 for the nine months ended September 30, 2020.

The following tables summarize the charges and activity related to the Celgene acquisition:

Dollars in Millions	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Employee termination costs	$133	$386
Other termination costs	36	42
Provision for restructuring	169	428
Integration expenses	195	535
Accelerated depreciation	6	6
Asset impairments	3	42
Other	—	3
Total charges	$373	$1,014

Dollars in Millions	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Marketing, selling and administrative	$6	$7
Research and development	3	42
Other (income)/expense, net	364	965
Total charges	$373	$1,014

Dollars in Millions	Nine Months Ended September 30, 2020
Liability at January 1	$77
Charges	372
Change in estimates	(8)
Provision for restructuring(a)	364
Foreign currency translation and other	2
Payments	(255)
Liability at September 30	$188
(a)    Excludes $64 million of accelerated stock-based compensation.

In October 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. The majority of charges are expected to be incurred through 2020, range between $1.5 billion to $2.0 billion. Cumulative charges of approximately $1.5 billion have been recognized including employee termination benefit costs, contract termination costs, accelerated depreciation and impairment charges and other costs associated with manufacturing and R&D site exits. The remaining charges are expected to result from additional site exit costs. Cash outlays in connection with these actions are expected to be approximately 40% to 50% of the total charges.

The following tables summarize the charges and activity related to the Company transformation:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Employee termination costs	$—	$4	$3	$11
Other termination costs	7	6	20	21
Provision for restructuring	7	10	23	32
Accelerated depreciation	1	33	42	96
Asset impairments	2	9	44	119
Other shutdown costs	—	—	6	—
Total charges	$10	$52	$115	$247

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Cost of products sold	$3	$22	$30	$156
Marketing, selling and administrative	—	—	—	1
Research and development	—	20	56	58
Other (income)/expense, net	7	10	29	32
Total charges	$10	$52	$115	$247

	Nine Months Ended September 30,
Dollars in Millions	2020	2019
Liability at December 31	$23	$99
Cease-use liability reclassification	—	(3)
Liability at January 1	23	96
Charges	22	36
Change in estimates	1	(4)
Provision for restructuring	23	32
Foreign currency translation and other	—	(1)
Payments	(40)	(98)
Liability at September 30	$6	$29

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Earnings Before Income Taxes	$2,257	$1,349	$3,580	$5,104
Provision/(Benefit) for Income Taxes	379	(17)	2,548	584
Effective Tax Rate	16.8%	(1.3)%	71.2%	11.4%

An $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $266 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities increased the effective tax rate by 31.3% for the nine months ended September 30, 2020. The tax impact of low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments increased the effective tax rate and non-taxable fair value adjustments to contingent value rights decreased the effective tax rate for the nine months ended September 30, 2020. The tax impact of high jurisdictional tax rates attributed to pension settlement charges and gain on sale of the UPSA business divestiture decreased the effective tax rate in the prior periods. The tax impact of discrete items are reflected immediately and not considered in estimating the annual effective tax rate. Additional changes to the effective tax rate may occur in future periods due to various reasons including pretax earnings mix, tax reserves, cash repatriations and revised interpretations of the relevant tax code.

BMS is currently under examination by a number of tax authorities, which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax positions for the 2008-2012 tax years. It is reasonably possible that new issues will be raised by tax authorities, which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time. Tax reserve releases due to lapse of statutes was $81 million in the three months ended September 30, 2019.

It is also reasonably possible that the total amount of unrecognized tax benefits at September 30, 2020 could decrease in the range of approximately $350 million to $390 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2020	2019	2020	2019
Net Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$1,872	$1,353	$1,012	$4,495

Weighted-Average Common Shares Outstanding – Basic	2,257	1,632	2,260	1,634
Incremental Shares Attributable to Share-Based Compensation Plans	33	2	35	2
Weighted-Average Common Shares Outstanding – Diluted	2,290	1,634	2,295	1,636

Earnings per Common Share
Basic	$0.83	$0.83	$0.45	$2.75
Diluted	0.82	0.83	0.44	2.75

The total number of potential shares of common stock excluded from the diluted EPS computation because of the antidilutive impact was 27 million and 29 million for the three and nine months ended September 30, 2020, respectively, and was not material for the three and nine months ended September 30, 2019.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2020			December 31, 2019
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$17,075	$—	$—	$10,448	$—
Marketable debt securities:
Certificates of deposit	—	1,391	—	—	1,227	—
Commercial paper	—	—	—	—	1,093	—
Corporate debt securities	—	824	—	—	1,494	—
Derivative assets	—	74	—	—	140	—
Equity investments	2,927	134	—	2,020	175	—
Derivative liabilities	—	(120)	—	—	(40)	—
Contingent consideration liability:
Contingent value rights	1,697	—	—	2,275	—	—
Other acquisition related contingent consideration	—	—	73	—	—	106

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company’s 2019 Form 10-K, the Company’s fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs).

Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of September 30, 2020 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	September 30, 2020
Discount rate	2.2% to 2.7% (2.4%)
Probability of payment	0% to 80% (2.7%)
Projected year of payment for development and regulatory milestones	2021 to 2025

There were no transfers between levels 1, 2 and 3 during the nine months ended September 30, 2020. The following table represents a roll-forward of the fair value of level 3 instruments:

Dollars in Millions	Nine Months Ended September 30, 2020
Fair value as of January 1	$106
Changes in estimated fair value	(35)
Foreign exchange	2
Fair value as of September 30	$73

Available-for-sale Debt Securities and Equity Investments

Changes in fair value of equity investments are included in Other (income)/expense, net. The following table summarizes available-for-sale debt securities and equity investments:

	September 30, 2020				December 31, 2019
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,391	$—	$—	$1,391	$1,227	$—	$—	$1,227
Commercial paper	—	—	—	—	1,093	—	—	1,093
Corporate debt securities	807	17	—	824	1,487	8	(1)	1,494
Total available-for-sale debt securities(a)	$2,198	$17	$—	$2,215	$3,807	$8	$(1)	$3,814

Equity investments				3,061				2,195
Total				$5,276				$6,009
(a)    All marketable debt securities mature within five years as of September 30, 2020 and December 31, 2019.

Equity investments not measured at fair value and excluded from the above fair value table were limited partnerships and other equity method investments of $496 million at September 30, 2020 and $429 million at December 31, 2019 and other equity investments without readily determinable fair values of $735 million at September 30, 2020 and $781 million at December 31, 2019. These amounts are included in Other non-current assets. Upward adjustments to equity investments without readily determinable fair values for the three and nine months ended September 30, 2020 were $46 million and $318 million, respectively, resulting from observable price changes for similar securities for the same issuer and were recorded in Other (income)/expense, net. Downward adjustments to equity investments without readily determinable fair values for the three and nine months ended September 30, 2020 were $2 million and $203 million, respectively.

The following table summarizes the net gain/(loss) recorded for equity investments with readily determinable fair values held as of September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Net gain/(loss) recognized	$170	$(235)	$577	$(81)
Less: Net gain recognized for equity investments sold	—	—	—	14
Net unrealized gain/(loss) on equity investments held	$170	$(235)	$577	$(95)

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The majority of the net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $3.0 billion and Japanese yen of $1.4 billion at September 30, 2020.

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

BMS may hedge a portion of its future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, BMS sells (or writes) a local currency call option and purchases a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and BMS benefits from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Net Investment Hedges — Non-U.S. Dollar borrowings of €950 million ($1.1 billion) at September 30, 2020 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Cross-currency interest rate swap contracts of $400 million at September 30, 2020 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.15% as of September 30, 2020) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

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

The following table summarizes the fair value of outstanding derivatives:

	September 30, 2020				December 31, 2019
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$27	$—	$—	$255	$6	$—	$—
Cross-currency interest rate swap contracts	225	2	175	(1)	175	2	125	(1)
Foreign currency forward contracts	1,904	18	3,422	(116)	766	27	980	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1,108	27	478	(3)	2,342	91	1,173	(10)
Foreign currency zero-cost collar contracts	123	—	65	—	2,482	14	2,235	(9)
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(21)
Cross-currency interest rate swap contracts	—	(3)	—	(8)
Foreign currency forward contracts	(5)	14	(63)	(41)
Foreign currency zero-cost collar contracts	—	—	—	1

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(6)	$—	$(18)
Cross-currency interest rate swap contracts	—	(2)	—	(6)
Foreign currency forward contracts	(20)	(9)	(76)	(11)
Forward starting interest rate swap options	—	—	—	35
Deal contingent forward starting interest rate swap	—	—	—	240

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive (Loss)/Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive (Loss)/Income(a)	$(128)	$63	$(65)	$102
Reclassified to Cost of products sold	(17)	(20)	(69)	(76)

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive (Loss)/Income	(11)	2	(1)	4

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive (Loss)/Income	(39)	41	(51)	43
(a)    The amount is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	September 30, 2020	December 31, 2019
Non-U.S. short-term borrowings	$183	$351
Current portion of long-term debt	3,250	2,763
Other	152	232
Total	$3,585	$3,346

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	September 30, 2020	December 31, 2019
Principal Value	$42,896	$44,335

Adjustments to Principal Value:
Fair value of interest rate swap contracts	27	6
Unamortized basis adjustment from swap terminations	155	175
Unamortized bond discounts and issuance costs	(256)	(280)
Unamortized purchase price adjustments of Celgene debt	1,792	1,914
Total	$44,614	$46,150

Current portion of long-term debt	$3,250	$2,763
Long-term debt	41,364	43,387
Total	$44,614	$46,150

The fair value of long-term debt was $52.7 billion at September 30, 2020 and $50.7 billion at December 31, 2019 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments. Interest payments were $1.3 billion and $166 million for the nine months ended September 30, 2020 and 2019, respectively, net of amounts related to interest rate swap contracts.

In the second quarter of 2019, BMS issued an aggregate principal amount of $19.0 billion of floating rate and fixed rate unsecured senior notes. The notes rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and the fixed rate notes are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

During the third quarter of 2020, the $1.5 billion 2.875% Notes matured and were repaid. During the first quarter of 2019, the $750 million 1.600% Notes and the $500 million 1.750% Notes matured and were repaid.

As of September 30, 2020, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’s commercial paper borrowings. BMS’s $1.0 billion facility and its two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at September 30, 2020 or December 31, 2019.

Note 10. RECEIVABLES

Dollars in Millions	September 30, 2020	December 31, 2019
Trade receivables	$7,168	$6,888
Less charge-backs and cash discounts	(371)	(391)
Less allowance for expected credit loss	(20)	(21)
Net trade receivables	6,777	6,476
Alliance, royalties, VAT and other	1,285	1,209
Receivables	$8,062	$7,685

Non-U.S. receivables sold on a nonrecourse basis were $788 million and $580 million for the nine months ended September 30, 2020 and 2019, respectively. Receivables from the three largest customers in the U.S. represented approximately 56% and 50% of total trade receivables at September 30, 2020 and December 31, 2019, respectively.

Note 11. INVENTORIES

Dollars in Millions	September 30, 2020	December 31, 2019
Finished goods	$822	$2,227
Work in process	2,069	3,267
Raw and packaging materials	221	172
Total inventories	$3,112	$5,666

Inventories	$1,949	$4,293
Other non-current assets	1,163	1,373

Total inventories include fair value adjustments resulting from the Celgene acquisition of $883 million at September 30, 2020 and $3.5 billion at December 31, 2019. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2020	December 31, 2019
Land	$188	$187
Buildings	5,708	6,336
Machinery, equipment and fixtures	3,101	3,157
Construction in progress	409	527
Gross property, plant and equipment	9,406	10,207
Less accumulated depreciation	(3,666)	(3,955)
Property, plant and equipment(a)	$5,740	$6,252
(a)    Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

Depreciation expense was $136 million and $451 million for the three and nine months ended September 30, 2020 and $135 million and $401 million for the three and nine months ended September 30, 2019, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	September 30, 2020	December 31, 2019
Goodwill(a)		$20,517	$22,488

Other intangible assets:
Licenses	5 – 15 years	461	482
Acquired developed product rights(a)	3 – 15 years	59,651	46,827
Capitalized software	3 – 10 years	1,357	1,297
IPRD		6,600	19,500
Gross other intangible assets		68,069	68,106
Less accumulated amortization		(11,371)	(4,137)
Other intangible assets		$56,698	$63,969
(a)    Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

In the nine months ended September 30, 2020, $12.9 billion of IPRD was reclassified to acquired developed product rights upon approval in the U.S. for Reblozyl for the treatment of anemia in adults with lower-risk MDS, Zeposia and Onureg. Amortization expense of other intangible assets was $2.5 billion and $7.3 billion for the three and nine months ended September 30, 2020 and $52 million and $156 million for the three and nine months ended September 30, 2019, respectively.

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	September 30, 2020	December 31, 2019
Prepaid and refundable income taxes	$1,633	$754
Research and development	462	410
Equity investments	126	—
Other(a)	890	819
Other current assets	$3,111	$1,983
(a)    Includes restricted cash of $84 million at September 30, 2020.

Dollars in Millions	September 30, 2020	December 31, 2019
Equity investments	$4,166	$3,405
Inventories	1,163	1,373
Operating leases	718	704
Pension and postretirement	222	456
Restricted cash(a)	341	390
Other	286	276
Other non-current assets	$6,896	$6,604
(a)    Restricted cash consists of escrow for litigation settlements and funds restricted for annual Company contributions to the defined contribution plan in the U.S. Restricted cash of $425 million was included in cash, cash equivalents and restricted cash at September 30, 2020 in the consolidated statements of cash flows.

Dollars in Millions	September 30, 2020	December 31, 2019
Rebates and returns	$5,747	$4,275
Income taxes payable	686	1,517
Employee compensation and benefits	1,069	1,457
Research and development	1,315	1,324
Dividends	1,043	1,025
Interest	380	493
Royalties	398	418
Operating leases	136	133
Contingent value rights	1,680	—
Other	1,984	1,871
Other current liabilities	$14,438	$12,513

Dollars in Millions	September 30, 2020	December 31, 2019
Income taxes payable	$5,025	$5,368
Contingent value rights	17	2,275
Pension and postretirement	871	725
Operating leases	722	672
Deferred income	361	424
Deferred compensation	301	287
Other	268	350
Other non-current liabilities	$7,565	$10,101

Note 15. EQUITY

The following table summarizes changes in equity for the nine months ended September 30, 2020:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net loss	—	—	—	—	(775)	—	—	9
Other Comprehensive Loss	—	—	—	(29)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,028)	—	—	—
Share repurchase program	—	—	—	—	—	1	(81)	—
Stock compensation	—	—	(455)	—	—	(13)	681	—
Distributions	—	—	—	—	—	—	—	(43)
Balance at March 31, 2020	2,923	292	43,254	(1,549)	32,671	660	(24,757)	66
Net loss	—	—	—	—	(85)	—	—	5
Other Comprehensive Loss	—	—	—	(7)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,021)	—	—	—
Stock repurchase program	—	—	1,400	—	—	16	(1,400)	—
Stock compensation	—	—	(210)	—	—	(7)	506	—
Distributions	—	—	—	—	—	—	—	(5)
Balance at June 30, 2020	2,923	292	44,444	(1,556)	31,565	669	(25,651)	66
Net earnings	—	—	—	—	1,872	—	—	6
Other Comprehensive Loss	—	—	—	(143)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,023)	—	—	—
Stock repurchase program	—	—	—	—	—	—	—	—
Stock compensation	—	—	(9)	—	—	(6)	367	—
Distributions	—	—	—	—	—	—	—	—
Balance at September 30, 2020	2,923	$292	$44,435	$(1,699)	$32,414	663	$(25,284)	$72
(a)    Cash dividends declared per common share were $0.45 for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020.

The following table summarizes changes in equity for the nine months ended September 30, 2019:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2018	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	1,710	—	—	5
Other Comprehensive Income	—	—	—	118	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	22	—	—	(4)	3	—
Distributions	—	—	—	—	—	—	—	(2)
Balance at March 31, 2019	2,208	221	2,103	(2,644)	35,109	572	(19,571)	99
Net earnings	—	—	—	—	1,432	—	—	7
Other Comprehensive Income	—	—	—	23	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(671)	—	—	—
Stock compensation	—	—	47	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(4)
Balance at June 30, 2019	2,208	221	2,150	(2,621)	35,870	572	(19,571)	102
Net earnings	—	—	—	—	1,353	—	—	13
Other Comprehensive Income	—	—	—	1,158	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(668)	—	—	—
Stock repurchase program	—	—	—	—	—	7	(300)	—
Stock compensation	—	—	56	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(9)
Balance at September 30, 2019	2,208	$221	$2,206	$(1,463)	$36,555	579	$(19,871)	$106
(a)    Refer to “—Note 1. Accounting Policies and Recently Issued Accounting Standards” in the Company’s 2019 Form 10-K for additional information.
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

The outstanding share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. In February 2020, the Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for BMS common stock. BMS repurchased 1.4 million shares of its common stock for $81 million during the nine months ended September 30, 2020. The remaining share repurchase capacity under the share repurchase program was approximately $5.9 billion as of September 30, 2020.

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

The Company repurchased 6.5 million shares of its common stock for $300 million in the third quarter of 2019.

The components of Other Comprehensive (Loss)/Income were as follows:

	2020			2019
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gain/(losses)	$(128)	$10	$(118)	$63	$(8)	$55
Reclassified to net earnings(a)	(17)	3	(14)	(20)	3	(17)
Derivatives qualifying as cash flow hedges	(145)	13	(132)	43	(5)	38

Pension and postretirement benefits:
Actuarial losses	(16)	3	(13)	(126)	27	(99)
Amortization(b)	9	(2)	7	12	(2)	10
Settlements(b)	3	(1)	2	1,550	(345)	1,205
Pension and postretirement benefits	(4)	—	(4)	1,436	(320)	1,116

Available-for-sale debt securities:
Unrealized gains/(losses)	(4)	2	(2)	6	(2)	4

Foreign currency translation	(16)	11	(5)	10	(10)	—

Other Comprehensive (Loss)/Income	$(169)	$26	$(143)	$1,495	$(337)	$1,158

Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$(65)	$4	$(61)	$102	$(12)	$90
Reclassified to net earnings(a)	(69)	9	(60)	(76)	10	(66)
Derivatives qualifying as cash flow hedges	(134)	13	(121)	26	(2)	24

Pension and postretirement benefits:
Actuarial losses	(28)	6	(22)	(140)	30	(110)
Amortization(b)	27	(5)	22	45	(8)	37
Settlements(b)	7	(2)	5	1,643	(366)	1,277
Pension and postretirement benefits	6	(1)	5	1,548	(344)	1,204

Available-for-sale securities:
Unrealized gains	10	(2)	8	42	(2)	40
Realized gains/(losses)	(1)	—	(1)	3	—	3
Available-for-sale securities	9	(2)	7	45	(2)	43

Foreign currency translation	(81)	11	(70)	39	(11)	28

Total Other Comprehensive (Loss)/Income	$(200)	$21	$(179)	$1,658	$(359)	$1,299
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive (Loss)/Income, net of taxes, were as follows:

Dollars in Millions	September 30, 2020	December 31, 2019
Derivatives qualifying as cash flow hedges	$(102)	$19
Pension and postretirement benefits	(894)	(899)
Available-for-sale debt securities	13	6
Foreign currency translation	(716)	(646)
Accumulated other comprehensive loss	$(1,699)	$(1,520)

Note 16. RETIREMENT BENEFITS

The net periodic benefit cost of defined benefit pension plans includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Service cost – benefits earned during the year	$12	$6	$36	$18
Interest cost on projected benefit obligation	11	20	30	101
Expected return on plan assets	(26)	(39)	(73)	(173)
Amortization of prior service credits	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	12	14	33	49
Curtailments and settlements	3	1,550	7	1,643
Net periodic pension benefit cost	$11	$1,550	$30	$1,635

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans. The charges included the acceleration of a portion of unrecognized actuarial losses. Non-current pension liabilities were $588 million at September 30, 2020 and $569 million at December 31, 2019. Defined contribution plan expense in the U.S. was approximately $70 million and $220 million for the three and nine months ended September 30, 2020 and approximately $50 million and $140 million for the three and nine months ended September 30, 2019, respectively. Comprehensive medical and group life benefits are provided for substantially all U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The net periodic benefit credits were not material in both periods.

As a result of the Bristol-Myers Squibb Retirement Income Plan termination in 2019, $381 million of assets held in a separate account within the Pension Trust used to fund retiree medical plan payments was reverted back to the Company, resulting in an excise tax of $76 million in the first quarter of 2020.

In December 2018, BMS announced plans to fully terminate the Plan. Pension obligations related to the Plan were to be distributed through a combination of lump sum payments to eligible Plan participants who elected such payments and through the purchase of group annuity contracts from wholly owned insurance subsidiaries of Athene Holding Ltd. (“Athene”). In the third quarter of 2019, $1.3 billion was distributed to participants who elected lump sum payments during the election window and a group annuity contract was purchased from Athene, which irrevocably assumed the obligation, for $2.4 billion for most of the remaining plan participants. These transactions resulted in a $1.5 billion non-cash pre-tax pension settlement charge in the third quarter of 2019. The remaining plan obligation of approximately $200 million was settled through the purchase of an additional group annuity contract from Athene in the fourth quarter of 2019.

Note 17. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Cost of products sold	$9	$4	$28	$11
Marketing, selling and administrative	81	32	255	90
Research and development	78	20	261	56
Other (income)/expense, net	17	—	64	—
Total stock-based compensation expense	$185	$56	$608	$157

Income tax benefit(a)	$38	$10	$124	$29
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $1 million and $29 million for the three and nine months ended September 30, 2020 and was not material for the three and nine months ended September 30, 2019.

The total stock-based compensation expense for the three and nine months ended September 30, 2020 includes $85 million and $306 million, respectively, related to the Celgene post-combination service period for the replacement awards and $17 million and $64 million, respectively, of accelerated vesting of the replacement awards related to the Celgene acquisition. It also includes $5 million related to CVR obligation on unvested stock awards for the nine months ended September 30, 2020.

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2020 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	13.0	$53.62
Market share units	0.9	53.92
Performance share units	1.4	55.61

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$54	$991	$53	$93
Expected weighted-average period in years of compensation cost to be recognized	1.5	2.6	3.0	1.8

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

INTELLECTUAL PROPERTY

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the Court issued an opinion ruling that the two scientists should be added as inventors to the patents. The decision was appealed to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit affirmed the District Court opinion. BMS filed a petition to reconsider the decision with the Federal Circuit en banc, which was denied in October 2020. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the Court’s decision adding the scientists as inventors.

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

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. On August 5, 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid. The remaining aNDA filers have appealed to the Court of Appeals for the Federal Circuit.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($316 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government's claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision.

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

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of Teva Pharmaceuticals USA, Inc. (“Teva”); Apotex Inc. (“Apotex”) and Apotex Corp.; Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (collectively, “Hetero”); Eugia Pharma Specialities Limited (“Eugia Pharma”) and Aurobindo Pharma Ltd.; Mylan Pharmaceuticals Inc.; and Breckenridge Pharmaceutical, Inc. (“Breckenridge”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable and not infringed. These litigations were subsequently consolidated. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against each of the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. The companies each filed responsive pleadings between April and June 2020, alleging that the patent is invalid and not infringed. The Court has consolidated these additional litigations with the previously-consolidated litigations. In September 2020, the Court granted Mylan Pharmaceuticals Inc.’s motion to dismiss. In November 2020, Breckenridge and Eugia Pharma received final approval from the FDA of their respective aNDAs. A trial concerning the consolidated litigations is scheduled to begin on January 11, 2021, but is expected to be delayed.

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

Revlimid - U.S.
Celgene has received Notice Letters on behalf of DRL; Zydus Pharmaceuticals (USA) Inc.; Cipla Ltd. (“Cipla”); Apotex; Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited; Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V. (collectively, “Mylan”); Aurobindo Pharma Limited, Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Aurolife Pharma LLC; and Lupin Limited notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. Mylan has filed a motion to dismiss the District of New Jersey action, and the Court stayed the action pending resolution of a pending Federal Circuit appeal in another case. No trial date has been scheduled in any of these New Jersey actions.

Celgene also filed a patent infringement action against Mylan in the U.S. District Court for the Northern District of West Virginia (the “West Virginia action”) asserting certain FDA Orange Book-listed patents. Mylan filed its answer and counterclaims alleging that the patents are invalid and/or not infringed. A trial is scheduled to begin in the West Virginia action on October 4, 2021.

On September 16, 2020, Celgene settled all outstanding claims in the litigation with DRL. Pursuant to the settlement, Celgene has agreed to provide DRL with a license to Celgene’s patents required to manufacture and sell certain volume-limited amounts of generic lenalidomide in the United States beginning on a certain date after the March 2022 volume-limited license date previously provided to Natco. In addition, Celgene has agreed to provide DRL with a license to Celgene’s patents required to manufacture and sell an unlimited quantity of generic lenalidomide in the United States beginning no earlier than January 31, 2026.

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

In March 2020, BMS received a Notice Letter from Teva notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging an FDA Orange Book-listed monohydrate form patent expiring in 2026. In response, BMS filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey. BMS and Teva settled and the case was dismissed.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection and/or false advertising actions brought by the attorneys general of Hawaii and New Mexico relating to the sales and promotion of Plavix*. In the Hawaii matter, trial began on October 26, 2020 and is expected to last until mid-November.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., approximately 30 cases remain pending on behalf of plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are ten cases pending in Canada (four class actions, six individual injury claims). Out of the ten cases, only three are active (the class actions in Quebec and Ontario and one individual injury claim). Both class actions have now been certified and will proceed separately.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. As of September 2020, there are approximately 590 separate lawsuits pending on behalf of approximately 2,250 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In November 2015, the defendants’ motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin has filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence, both were heard in October 2020. Amylin had product liability insurance covering a substantial number of claims involving Byetta* (which has been exhausted). As part of BMS’s global diabetes business divestiture, BMS sold Byetta* to AstraZeneca in February 2014 and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of September 2020, claims are pending in state and federal court on behalf of approximately 280 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. BMS moved to dismiss the amended complaint. In September 2020, the Court granted BMS’s motion to dismiss with prejudice. The plaintiffs appealed the Court’s decision in October 2020.

Celgene Securities Class Action
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene’s 2020 outlook and projected sales of Otezla, and (3) the new drug application for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff’s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. No trial date has been scheduled for the claims that survived the Court’s order. In May 2020, the plaintiff filed a motion for class certification. In June 2020, the defendants filed an opposition to the plaintiff’s motion for class certification.

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

HIV Medication Antitrust Lawsuits
BMS and several other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The currently pending actions, which are asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs' theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. A trial is scheduled for February 2022. In addition, two actions on behalf of direct purchasers were filed in September and October 2020 in the Northern District of California asserting similar claims.

Humana Litigations
On May 16, 2018, Humana, Inc. (“Humana”) filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In April 2019, Celgene filed a motion to dismiss Humana’s complaint, which the Court denied in January 2020. No trial date has been scheduled. In May 2020, Celgene filed suit against Humana Pharmacy, Inc. (“HPI”), a Humana subsidiary, in Delaware Superior Court. Celgene’s complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI’s breach as well as a declaratory judgment. In September 2020, HPI filed a motion to dismiss Celgene’s complaint.

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

Thalomid and Revlimid Antitrust Class Action Litigation and Related Proceedings
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for aNDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, are seeking injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In October 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. Celgene filed an opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. In October 2018, the Court denied the plaintiffs’ motion for class certification and Celgene’s motion for judgment on the pleadings. In December 2018, the plaintiffs filed a new motion for class certification, which Celgene opposed. In July 2019, the parties reached a settlement under which all the putative class plaintiff claims would be dismissed with prejudice. In December 2019, after certain third-party payors who were members of the settlement class refused to release their potential claims and participate in the settlement, Celgene exercised its right to terminate the settlement agreement. In March 2020, Celgene reached a revised settlement with the class plaintiffs. In May 2020, the Court preliminarily approved the settlement. In October 2020, the Court entered a final order approving the settlement and dismissed the matter. That settlement does not resolve the claims of certain entities that opted out of the first settlement.

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

In July 2020, Blue Cross Blue Shield Association (“BCBSA”) sued Celgene and BMS on behalf of the Federal Employee Program in the U.S. District Court for the District of Columbia. BCBSA’s complaint makes largely the same claims and allegations as the class action litigation. A motion to transfer this matter is pending.

In August 2020, Health Care Service Corporation (“HCSC”), BCBSM Inc., d/b/a Blue Cross and Blue Shield of Minnesota, and Blue Cross and Blue Shield of Florida Inc., d/b/a Florida Blue, sued Celgene and BMS in the state courts of Minnesota. The complaint makes largely the same claims and allegations as the class action litigation but adds allegations on behalf of HCSC only as to alleged off-label marketing of Thalomid and Revlimid. On September 29, 2020, Celgene and BMS removed the action to the U.S. District Court for the District of Minnesota.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $76.6 million at September 30, 2020, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our vision is to be the world’s leading biopharmaceutical company that transforms patients’ lives through science in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. We continue to advance the next wave of innovative medicines by investing significantly in our pipeline both internally and through business development activities. For further information on our strategy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Strategy” in our 2019 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

We completed the Celgene transaction on November 20, 2019. Commencing from the acquisition date, our consolidated financial statements include the assets, liabilities, operating results and cash flows of Celgene. On October 3, 2020, we entered into a definitive agreement to acquire MyoKardia for approximately $13.1 billion in cash. We expect that our acquisition of Celgene and the planned MyoKardia acquisition will further position us as a leading biopharmaceutical company, expanding our oncology, hematology, immunology and cardiovascular portfolios with several near-term assets and additional external partnerships. Refer to “—Acquisitions, Divestitures, Licensing and Collaboration Arrangements” for further information.

The COVID-19 pandemic is resulting in significant risks and disruptions to the health and welfare of the global population and economy. Although the pandemic has not had a significant impact on our results of operations, it remains difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and recovery from the pandemic, government actions, impact on the U.S. and global economies, customer behavior changes and timing for resumption to our normal operations, among others. Refer to “—COVID-19 and Market Factors” for further information.

Our revenues increased by 73% for the nine months ended September 30, 2020 as a result of the Celgene acquisition, which contributed $12.9 billion of revenues or 71% of the growth, and higher demand for Eliquis. The $2.31 decrease in GAAP EPS primarily resulted from the Celgene acquisition including (i) amortization of acquired intangible assets, (ii) the unwinding of inventory fair value adjustments and (iii) tax charges resulting from an internal transfer of certain intangible assets and the Otezla* divestiture, partially offset by higher revenues. After adjusting for specified items, non-GAAP EPS increased $1.52 as a result of the Celgene acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2020	2019	2020	2019
Total Revenues	$10,540	$6,007	$31,450	$18,200

Diluted Earnings Per Share
GAAP	$0.82	$0.83	$0.44	$2.75
Non-GAAP	1.63	1.17	4.98	3.46

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

Economic and Market Factors

COVID-19

The COVID-19 pandemic continues to affect global healthcare systems as well as major economic and financial markets. Virtually all industries are facing challenges associated with the economic conditions resulting from efforts to address this pandemic. For example, many entities in certain industries have seen sharp declines in revenues due to regulatory and organizational mandates (e.g., “shelter in place” mandates, non-essential business and school closures) and voluntary changes in consumer behavior (e.g., “physical distancing”). Many entities continue to experience conditions often associated with a sudden and severe economic downturn. Such conditions may include financial market volatility and erosion of market value, deteriorating credit, liquidity concerns, further increases in government intervention, increasing unemployment, broad declines in consumer discretionary spending, increasing inventory levels, reductions in production because of decreased demand and supply constraints, layoffs and furloughs and other restructuring activities.

We continue to monitor the impact on our business resulting from wider restrictions in select states and non-U.S. countries. This is a dynamically changing environment and we continue to react to outbreaks throughout the world by re-enforcing our directives to keep our workforce safe. If infection rates continue to increase, these events could negatively affect our planned recovery, pressuring demand from less patient visits and channel mix if unemployment data trends unfavorably.

We have not incurred and do not anticipate disruptions to the supply of our medicines for patients due to the COVID-19 pandemic. All of our internal manufacturing facilities and key contract manufacturers are operating with proper measures taken to help ensure employee safety. We have increased the number of our lab workers where it is safe to do so. We have implemented a number of measures to protect the health and safety of our workforce including, where needed, a mandatory work-from-home policy for our global workforce who can perform their jobs from home as well as restrictions on business travel, and workplace and in-person meetings. Field-based personnel in the U.S. and certain other markets have begun in-person customer interactions in healthcare settings where it is safe to do so and approved by the government. The remote engagement model has continued to support healthcare professionals, patient care and access to our medicines. Although certain field-based sales teams have begun in person engagement in selected states and non-U.S. regions, the majority of interactions remain remote.

The situation remains dynamic and challenging to assess the potential impact on our operations such as the ability and willingness of patients to access treatment centers or obtain a prescription and changes in prescribing patterns that may potentially affect our operations in the long-term. Certain changes in buying patterns have occurred including payers implementing policies to encourage larger prescription sizes and earlier refills to help patients avoid trips to the pharmacy. However, fewer patient office visits are resulting in lower than previously expected new patient starts. We estimate these factors have resulted in a negative impact of approximately 1% on year-to-date revenues.

The timing of specific product launches depends on the relevant facts and circumstances for each situation. For example, we delayed the commercialization of Zeposia to June based on the best health interest of our patients, customers and workforce. In contrast, Reblozyl was available for MDS patients following its approval for this additional indication in April 2020 and Onureg was available for patients with AML in September 2020. Our expanded U.S. patient assistance programs provided certain covered BMS medicines free to eligible patients that lost employment and health insurance due to COVID-19. It is uncertain what the aggregate impact of the above factors and potential changes in channel mix will have on our revenues and expenses during 2020.

Global clinical studies continued to recover through September driven in large part by decreased COVID-19 incidence, clinical trial sites beginning to permit on-site visits, as well as greater remote access to electronic medical records at sites in the U.S. However, certain delays have occurred due to slower enrollment. Patient enrollment for certain new clinical studies and ongoing studies at new sites are carefully being started when the safety of study participants, our employees and staff at clinical trial sites, regulatory compliance and scientific integrity of trial data can be assured. We expect many new studies to start through the first quarter of 2021 following the completion of feasibility assessments, rigorous planning and selected protocol simplifications. Previously suspended research and early development activities performed in laboratories recommenced in all major sites in the U.S. although close monitoring of the situation continues.

The COVID-19 pandemic has increased the volatility of the financial markets, foreign currency exchanges and interest rates. Although we incurred downward adjustments to our equity investment fair values in the first quarter of 2020, the fair values have subsequently recovered. Lower interest rates and the strengthening of the U.S. Dollar with certain currencies have not had a material impact to our operations. We also assigned a value of approximately $64 billion to intangible assets obtained in the Celgene acquisition that closed in November 2019. Significant charges might occur in future periods due to a decline in previously expected cash flows as a direct or indirect result of the pandemic. This may occur due to delays in the enrollment or timely completion of clinical programs, FDA site inspections and other interactions with regulatory bodies in general, regulatory approvals, launches of newly approved products or lower demand in general. See risk factor on the Company’s risk factors resulting from the COVID-19 pandemic included under “Part II—Item 1A. Risk Factors—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.”

Contingent Value Right Update

We have filed BLAs for liso-cel and ide-cel, the two remaining assets underlying the CVRs that we issued in connection with the Celgene transaction that have not been approved by the FDA. The applications are under review by the FDA. The third CVR asset, Zeposia, was approved earlier this year. Liso-cel has a PDUFA date of November 16, 2020 and ide-cel has a PDUFA date of March 27, 2021. Unless the FDA approves liso-cel for the treatment of relapsed-refractory diffuse large B cell lymphoma in humans by December 31, 2020 and ide-cel for the treatment of relapsed/refractory multiple myeloma in human by March 31, 2021, no payment will be made under the CVRs and the CVRs will expire valueless. The FDA has informed us that inspections of two manufacturing facilities are required before they can issue a decision on the liso-cel application. One of those inspections has occurred; the other has not yet been scheduled. We do not believe that the scheduling of the second site inspection is dependent on the outcome of the first site’s inspection, as they are independent facilities. See risk factor on the Company’s risk factors resulting from the COVID-19 pandemic included under “Part II—Item 1A. Risk Factors— It is possible that the COVID-19 pandemic could delay the timing of the FDA’s approval decisions for liso-cel and ide-cel, which could have a material adverse effect on the CVRs that we issued in connection with the Celgene transaction.”

Governmental Actions

Additional regulations in the U.S. may occur in the future, including healthcare reform initiatives, further changes to tax laws and pricing laws and potential importation restrictions, that may reduce our results of operations, operating cash flow, liquidity and financial flexibility. For example, in July and September 2020 the U.S. federal government issued executive orders regarding U.S. drug prices and payment for pharmaceutical products, including orders that: (1) direct the U.S. Secretary of Health and Human Services to establish demonstration projects to test whether a payment model that would link payments for certain Medicare Part B drugs administered in doctors’ offices or hospitals and certain Medicare Part D drugs sold at pharmacies to a “most favored nation price” drawn from the lowest price paid by “economically comparable” countries in the Organisation for Economic Co-operation and Development would reduce costs and improve outcomes, which would apply to many cancer medications; (2) would authorize states, drug wholesalers and pharmacies to develop programs to import certain FDA-approved drugs from Canada and other unspecified foreign countries and sell them in the U.S.; (3) would reform the Medicare rebate system; and (4) would mandate discounts provided to certain hospitals for insulin and EpiPens to be passed on to patients. Each of the executive orders will require additional rulemaking or implementation processes. See risk factor on the Company’s risk factors on the executive orders included under “Part II—Item 1A. Risk Factors—U.S. executive orders on biopharmaceutical pricing and other potential initiatives by the U.S. federal government to implement measures to regulate drug pricing in the future could adversely affect our business.”

We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts and creditworthiness of our customers. We believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

The UK departed from the EU on January 31, 2020. The departure began a transition period that is set to end on December 31, 2020, during which the UK and the EU will negotiate their future relationship. Similar to other companies in our industry, certain regulatory, trade, labor and other aspects of our business will likely be affected during the transition period and over time. However, we currently do not believe that these matters and other related financial effects will have a material impact on our consolidated results of operations, financial position or liquidity. Our sales in the UK represent less than 3% of our total revenues. See “Item 1A. Risk Factors—Adverse changes in U.S. and global economic and political conditions could adversely affect our profitability” in our 2019 Form 10-K for more information on the impact on the Company of the exit of the UK from the EU.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2020:

Product	Date	Approval

Opdivo+Yervoy	October 2020	FDA approval of Opdivo+Yervoy for the first-line treatment of adult patients with unresectable MPM.

Onureg	September 2020
FDA approval of Onureg (azacitidine) for the continued treatment of adult patients with AML who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and who are not able to complete intensive curative therapy.

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

The FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. This is not specific to BMS, but we have two Opdivo indications that are subject to this review by the FDA in the third-line treatment of SCLC and second-line treatment of HCC. It is possible one or both indications could be withdrawn from the label.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2020.

Acquisitions, Divestitures, Licensing and Collaboration Arrangements

Acquisitions, divestitures, licensing and collaboration arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. Significant transactions entered into in 2020 are summarized below. Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information. Refer to “—Financial Position, Liquidity and Capital Resources” for a discussion of our financing arrangements in connection with the planned MyoKardia acquisition.

MyoKardia - In the fourth quarter of 2020, we entered into a definitive merger agreement under which we will acquire MyoKardia, a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. The acquisition will provide us with rights to MyoKardia’s lead asset, mavacamten, a potential first-in-class cardiovascular medicine for the treatment of obstructive hypertrophic cardiomyopathy that has completed Phase III development with an anticipated NDA submission in the first quarter of 2021.

Dragonfly - In the fourth quarter of 2020, we obtained a global exclusive license to Dragonfly’s interleukin-12 (IL-12) investigational immunotherapy program, including its extended half-life cytokine DF6002.

In the third quarter of 2020, we entered into a research collaboration and license agreement with Dragonfly. We will leverage Dragonfly’s proprietary technology to develop therapeutics in multiple sclerosis and neuroinflammation. Dragonfly will lead research and discovery activities on three targets. We will have the right to opt-in at the drug candidate stage and obtain an exclusive, global license to develop and commercialize therapeutics discovered or invented by Dragonfly against the targets.

Forbius - In the third quarter of 2020, we acquired all of the outstanding shares of Forbius, a privately held, clinical-stage protein engineering company that designs and develops biotherapeutics for the treatment of cancer and fibrotic diseases. The acquisition provides us with full rights to Forbius’s TGF-beta program, including the program’s lead investigational asset, AVID200, which is in Phase I development.

Repare - In the second quarter of 2020, we entered into a global collaboration and license agreement with Repare Therapeutics Inc., a precision oncology company pioneering synthetic lethality to develop novel therapeutics that target specific vulnerabilities of tumors in genetically defined patient populations. We will leverage Repare’s proprietary, CRISPR-enabled genome-wide synthetic lethal target discovery platform to jointly identify multiple synthetic lethal precision oncology targets for drug candidates. Repare will lead all target identification and validation activities. We will have the right to opt-in at the drug candidate stage and obtain an exclusive, global license to develop and commercialize therapeutics discovered by Repare against the targets.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2020	2019	% Change	Foreign Exchange(b)	2020	2019	% Change	Foreign Exchange(b)
United States	$6,542	$3,472	88%	—	$19,795	$10,588	87%	—
Europe	2,453	1,445	70%	4%	7,156	4,416	62%	(1)%
Rest of the World	1,361	976	39%	(3)%	4,030	2,838	42%	(4)%
Other(a)	184	114	61%	N/A	469	358	31%	N/A
Total	$10,540	$6,007	75%	—	$31,450	$18,200	73%	(1)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the third quarter 2020 and year-to-date were impacted by Revlimid and other Celgene products ($3.0 billion and $8.8 billion, respectively), which contributed 88% and 83%, respectively, of the growth. Average net selling prices decreased 1% in the third quarter 2020 and increased 2% year-to-date.

Europe

•Europe revenues for the third quarter 2020 and year-to-date were impacted by Celgene products ($908 million and $2.7 billion, respectively), which contributed 63% and 61%, respectively, of the growth. Excluding the impact of Celgene and foreign exchange, Europe revenues increased by 3% in the third quarter 2020 and 2% year-to-date primarily due to higher demand for Eliquis, partially offset by lower demand for established brands and lower average net selling prices for both periods.

Rest of the World

•Rest of the World revenues for the third quarter 2020 and year-to-date were impacted by Celgene products ($474 million and $1.4 billion, respectively), which contributed approximately 48% and 50%, respectively, of the growth. Excluding the impact of Celgene and foreign exchange, Rest of World revenues decreased 6% for the third quarter 2020 and 4% year-to-date primarily due to lower demand for established brands and lower average net selling prices for both periods.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2020 or 2019. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Gross product sales	$15,211	$8,884	71%	$43,685	$25,697	70%
GTN adjustments
Charge-backs and cash discounts	(1,440)	(927)	55%	(4,072)	(2,591)	57%
Medicaid and Medicare rebates	(2,146)	(1,362)	58%	(5,126)	(3,252)	58%
Other rebates, returns, discounts and adjustments	(1,428)	(827)	73%	(3,932)	(2,342)	68%
Total GTN adjustments	(5,014)	(3,116)	61%	(13,130)	(8,185)	60%
Net product sales	$10,197	$5,768	77%	$30,555	$17,512	74%

GTN adjustments percentage	33%	35%	(2)%	30%	32%	(2)%
U.S.	39%	44%	(5)%	36%	40%	(4)%
Non-U.S.	18%	16%	2%	16%	15%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $91 million and $139 million for the nine months ended September 30, 2020 and 2019, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage decreased primarily due to the addition of Celgene hematology brands, which have lower GTN adjustment percentages, partially offset by higher U.S. Eliquis gross product sales, which have higher U.S. GTN adjustment percentages.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Prioritized Brands
Revlimid	$3,027	$—	N/A	$8,826	$—	N/A
U.S.	2,080	—	N/A	6,094	—	N/A
Non-U.S.	947	—	N/A	2,732	—	N/A

Eliquis	2,095	1,928	9%	6,899	5,895	17%
U.S.	1,118	1,124	(1)%	4,258	3,599	18%
Non-U.S.	977	804	22%	2,641	2,296	15%

Opdivo	1,780	1,817	(2)%	5,199	5,441	(4)%
U.S.	1,018	1,088	(6)%	2,982	3,324	(10)%
Non-U.S.	762	729	5%	2,217	2,117	5%

Orencia	826	767	8%	2,290	2,185	5%
U.S.	588	554	6%	1,642	1,569	5%
Non-U.S.	238	213	12%	648	616	5%

Pomalyst/Imnovid	777	—	N/A	2,235	—	N/A
U.S.	548	—	N/A	1,559	—	N/A
Non-U.S.	229	—	N/A	676	—	N/A

Sprycel	544	558	(3)%	1,576	1,561	1%
U.S.	336	325	3%	944	872	8%
Non-U.S.	208	233	(11)%	632	689	(8)%

Yervoy	446	353	26%	1,211	1,104	10%
U.S.	309	222	39%	820	750	9%
Non-U.S.	137	131	5%	391	354	10%

Abraxane	342	—	N/A	950	—	N/A
U.S.	236	—	N/A	659	—	N/A
Non-U.S.	106	—	N/A	291	—	N/A

Empliciti	96	89	8%	290	263	10%
U.S.	59	62	(5)%	177	183	(3)%
Non-U.S.	37	27	37%	113	80	41%

Reblozyl	96	—	N/A	159	—	N/A
U.S.	92	—	N/A	155	—	N/A
Non-U.S.	4	—	N/A	4	—	N/A

Inrebic	13	—	N/A	40	—	N/A
U.S.	13	—	N/A	40	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Zeposia	2	—	N/A	3	—	N/A
U.S.	2	—	N/A	3	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Onureg	3	—	N/A	3	—	N/A
U.S.	3	—	N/A	3	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Established Brands
Baraclude	100	145	(31)%	343	433	(21)%
U.S.	3	2	50%	9	16	(44)%
Non-U.S.	97	143	(32)%	334	417	(20)%

Vidaza	106	—	N/A	390	—	N/A
U.S.	—	—	N/A	2	—	N/A
Non-U.S.	106	—	N/A	388	—	N/A

Other Brands(a)	287	350	(18)%	1,036	1,318	(21)%
U.S.	137	95	44%	448	275	63%
Non-U.S.	150	255	(41)%	588	1,043	(44)%

Total Revenues	10,540	6,007	75%	31,450	18,200	73%
U.S.	6,542	3,472	88%	19,795	10,588	87%
Non-U.S.	3,998	2,535	58%	11,655	7,612	53%
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

•U.S. revenues decreased 1% in the third quarter 2020 with the comparable prior year period due to higher demand offset by lower average net selling prices of approximately 22%. The lower average net selling price is primarily due to the increase in the Medicare Part D coverage gap per patient in 2020, and, to a lesser extent, unfavorable channel mix and higher contractual rebates. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters each year. As a result, the expansion of the coverage gap had a significant negative impact in the third quarter and is expected to continue in the fourth quarter.

U.S. revenues increased 18% year-to-date due to higher demand, partially offset by lower average net selling prices of approximately 8%.

•International revenues increased by 22% in the third quarter 2020 and 15% year-to-date due to higher demand, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 18% in the third quarter 2020 and 15% year-to-date.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach and continues to be investigated across other tumor types and disease areas.

•U.S. revenues decreased 6% in the third quarter 2020 and 10% year-to-date due to the smaller previously-treated advanced lung cancer market, lower demand from COVID-19 (primarily lower new patient starts and patient visits) and increased competition in the adjuvant melanoma indication, partially offset by higher demand due to the launch of the Opdivo+Yervoy combinations in NSCLC.

•International revenues increased 5% in the third quarter 2020 and year-to-date due to higher demand as a result of additional indication launches in new countries, partially offset by foreign exchange. Excluding foreign exchange impacts, revenues increased by 6% in the third quarter 2020 and 9% year-to-date.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 6% and 5% in the third quarter 2020 and year-to-date, respectively, due to higher demand.

•International revenues increased 12% and 5% in the third quarter 2020 and year-to-date, respectively, due to higher demand. Excluding foreign exchange impacts, international revenue increased by 13% in the third quarter 2020 and 7% year-to-date.

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

•U.S. revenues increased 3% in the third quarter 2020 and 8% year-to-date due to higher average net selling prices and higher demand.

•International revenues decreased 11% in the third quarter 2020 and 8% year-to-date due lower demand as a result increased generic competition and foreign exchange. Excluding foreign exchange impact, revenues decreased 11% in the third quarter 2020 and decreased by 6% year-to-date.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•U.S. revenues increased 39% in the third quarter 2020 and 9% year-to-date primarily due to the launch of the Opdivo+Yervoy combination for NSCLC, partially offset by increased competition for the Opdivo+Yervoy combination for kidney cancer.

•International revenues increased 5% in the third quarter 2020 and 10% year-to-date due to higher demand as a result of additional indication launches primarily in Europe, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 4% in the third quarter 2020 and 13% year-to-date.

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

Onureg (azacitidine) — is an oral hypomethylating agent that incorporates into DNA and RNA, indicated for continued treatment of adult patients with AML who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and are not able to complete intensive curative therapy. Onureg was launched in September 2020.

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

•U.S. revenues include $68 million and $237 million from Celgene products in the third quarter 2020 and year-to-date, respectively.

•International revenues decreased primarily due to divestiture of the UPSA business and certain other brands and continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2019 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand were not material to our results of operations as of the dates indicated.

Onureg had 2.5 months of inventory on hand at September 30, 2020 in the U.S. to support the product launch. The inventory is expected to be worked down as demand increases post launch.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended September 30, 2020 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next Annual Report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2020	2019	% Change	2020	2019	% Change
Cost of products sold(a)	$2,502	$1,790	40%	$8,863	$5,586	59%
Marketing, selling and administrative	1,706	1,055	62%	4,940	3,137	57%
Research and development	2,499	1,378	81%	7,393	4,051	82%
Amortization of acquired intangible assets	2,491	25	**	7,162	73	**
Other (income)/expense, net	(915)	410	**	(488)	249	**
Total Expenses	$8,283	$4,658	78%	$27,870	$13,096	**
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

•Cost of products sold increased by $712 million in the third quarter 2020 and $3.3 billion year-to-date, primarily due to unwinding of inventory fair value adjustments ($456 million in the third quarter 2020 and $2.6 billion year-to-date), higher royalties and Eliquis profit sharing ($79 million in the third quarter 2020 and $496 million year-to-date) and Celgene product costs (approximately $100 million in the third quarter 2020 and $300 million year-to-date). Year-to-date 2019 was impacted by an impairment charge of $113 million for a manufacturing and packaging facility.

Marketing, Selling and Administrative

•Marketing, selling and administrative expenses increased by $651 million in the third quarter 2020 and $1.8 billion year-to-date, primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition (approximately $500 million in the third quarter 2020 and $1.7 billion year-to-date).

Research and Development

•Research and development expense increased by $1.1 billion in the third quarter 2020 and $3.3 billion year-to-date, primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition (approximately $900 million in the third quarter 2020 and $2.8 billion year-to-date, excluding the bluebird collaboration charge) license and asset acquisition charges of $203 million in the third quarter 2020 and $528 million year-to-date relating to Nektar, Cormorant, Forbius and bluebird.

Amortization of Acquired Intangible Assets

•Amortization of acquired intangible assets increased by $2.5 billion in the third quarter 2020 and $7.1 billion year-to-date, due to Revlimid, Pomalyst/Imnovid and other marketed product rights obtained in the Celgene acquisition.

Other (Income)/Expense, Net

•Other (income)/expense, net changed by $1.3 billion in the third quarter 2020 and $737 million year-to-date, primarily due to fair value adjustments to equity investments and contingent value rights in 2020 and pension settlement charges in 2019, partially offset by divestiture gains in 2019 and other items discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Interest expense	$346	$209	$1,065	$377
Pension and postretirement	—	1,537	(6)	1,607
Royalties and licensing income	(403)	(356)	(1,124)	(967)
Divestiture losses/(gains)	1	(1,179)	(6)	(1,171)
Acquisition expenses	—	7	—	475
Contingent consideration	(988)	—	(597)	—
Investment income	(13)	(173)	(99)	(348)
Integration expenses	195	96	535	224
Provision for restructuring	176	10	451	32
Equity investment (gains)/losses	(244)	261	(724)	15
Litigation and other settlements	10	(1)	41	—
Transition and other service fees	(18)	(7)	(129)	(11)
Intangible asset impairment	—	—	21	15
Reversion excise tax	—	—	76	—
Other	23	6	8	1
Other (income)/expense, net	$(915)	$410	$(488)	$249

•Interest expense increased due to $19.0 billion of notes issued in May 2019 and $19.9 billion of Celgene debt assumed in the acquisition.
•Pension and postretirement includes a special termination benefits charge of $1.5 billion in the third quarter 2019 relating to the termination of the Bristol-Myers Squibb Retirement Income Plan.
•Royalties and licensing income includes diabetes business royalties, Keytruda* royalties, up-front and milestone licensing fees for products that have not obtained commercial approval. Refer to “Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
•Divestiture losses/(gains) includes a $1.2 billion gain on sale of the UPSA business in the third quarter 2019.
•Acquisition expenses include the following items related to the Celgene transaction in 2019: (1) upfront bridge facility commitment fee, (2) acquisition financing hedge losses and (3) financial advisory, legal, proxy filing and other regulatory fees.
•Contingent consideration primarily includes fair value adjustments resulting from the reduction in the traded price of contingent value rights issued with the Celgene acquisition.
•Integration expenses include consulting fees incurred in connection with Celgene integration activities.
•Provision for restructuring includes exit and other costs related to the Celgene transaction. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.
•Equity investment (gains)/losses includes fair value adjustments on equity investments that have readily determinable fair value and observable price changes on equity investments without readily determinable fair values. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information. Our share of income from equity method investments was $30 million in the third quarter 2020. A termination fee related to our Europe and Asia partnership with Sanofi of $80 million was in the first quarter 2019.
•Transition and other service fees primarily includes Otezla* divestiture related fees in 2020.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company. Refer to “Item 1. Financial Statements—Note 16. Retirement Benefits” for further information.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Earnings Before Income Taxes	$2,257	$1,349	$3,580	$5,104
Provision/(Benefit) for Income Taxes	379	(17)	2,548	584
Effective Tax Rate	16.8%	(1.3)%	71.2%	11.4%

Impact of Specified Items	(0.3)%	(13.1)%	55.5%	(3.6)%
Effective Tax Rate Excluding Specified Items	17.1%	11.8%	15.7%	15.0%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments and non-taxable fair value adjustments to contingent value rights in the current periods. The nine months ended September 30, 2020 also includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $266 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. Jurisdictional tax rates and other tax impacts attributed to pension settlement charges, gain on sale of the UPSA business divestiture and other specified items decreased the effective tax rate in the prior periods. The effective tax rate excluding specified items increased by 5.3% in the third quarter 2020 and 0.7% year-to-date due to tax reserve releases of $81 million in the third quarter 2019 and changes in the estimated annual effective tax rates resulting primarily from jurisdictional earnings mix. The third quarters 2020 and 2019 each included other favorable discrete tax adjustments of approximately $70 million upon finalization of prior year tax returns and the impact of the Swiss tax reform (2019 only). Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (1) amortization of acquired intangible assets beginning in the fourth quarter of 2019, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (2) unwind of inventory fair value adjustments, (3) acquisition and integration expenses, (4) restructuring costs, (5) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (6) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (7) costs of acquiring a priority review voucher, (8) divestiture gains or losses, (9) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (10) pension, legal and other contractual settlement charges, (11) interest expense on the notes issued in May 2019 incurred prior to our Celgene transaction and interest income earned on the net proceeds of those notes, (12) equity investment and contingent value rights fair value adjustments and (13) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from internal transfer of intangible assets and the Otezla* divestiture. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on November 5, 2020 and are incorporated herein by reference.

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management, analysts and investors’ overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. For example, non-GAAP earnings and EPS information is an indication of our baseline performance before items that are considered by us to not be reflective of our ongoing results. In addition, this information is among the primary indicators that we use as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods. This information is not intended to be considered in isolation or as a substitute for net earnings or diluted EPS prepared in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Amortization of acquired intangible assets were previously included in non-GAAP earnings and EPS information. These amounts have become significant to the financial results subsequent to the Celgene acquisition and as a result, have been excluded in the non-GAAP results to better reflect our core operating performance. Comparable prior period non-GAAP results have not been revised to include this adjustment as the related amounts were insignificant ($25 million and $73 million for the three and nine months ended September 30, 2019, respectively).

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2020	2019	2020	2019
Inventory purchase price accounting adjustments	$456	$—	$2,590	$—
Employee compensation charges	—	—	3	—
Site exit and other costs	3	22	32	173
Cost of products sold	459	22	2,625	173

Employee compensation charges	7	—	34	—
Site exit and other costs	(1)	—	4	1
Marketing, selling and administrative	6	—	38	1

License and asset acquisition charges	203	—	528	25
IPRD impairments	—	—	—	32
Inventory purchase price accounting adjustments	8	—	25	—
Employee compensation charges	8	—	41	—
Site exit and other costs	4	20	99	58
Research and development	223	20	693	115

Amortization of acquired intangible assets	2,491	—	7,162	—

Interest expense(a)	(40)	166	(122)	249
Pension and postretirement	—	1,545	—	1,638
Royalties and licensing income	(53)	(9)	(154)	(9)
Divestiture losses/(gains)	1	(1,179)	(6)	(1,171)
Acquisition expenses	—	7	—	475
Contingent consideration	(988)	—	(597)	—
Investment income	—	(99)	—	(153)
Integration expenses	195	96	535	224
Provision for restructuring	176	10	451	32
Equity investment (gains)/losses	(214)	261	(693)	15
Reversion excise tax	—	—	76	—
Other (income)/expense, net	(923)	798	(510)	1,300

Increase to pretax income	2,256	840	10,008	1,589

Income taxes on items above	(405)	(275)	(699)	(423)
Income taxes attributed to Otezla* divestiture	11	—	266	—
Income taxes attributed to internal transfer of intangible assets	—	—	853	—
Income taxes	(394)	(275)	420	(423)

Increase to net earnings	$1,862	$565	$10,428	$1,166
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2020	2019	2020	2019
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$1,872	$1,353	$1,012	$4,495
Specified Items	1,862	565	10,428	1,166
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$3,734	$1,918	$11,440	$5,661

Weighted-Average Common Shares Outstanding – Diluted	2,290	1,634	2,295	1,636

Diluted Earnings Per Share Attributable to BMS – GAAP	$0.82	$0.83	$0.44	$2.75
Diluted EPS Attributable to Specified Items	0.81	0.34	4.54	0.71
Diluted EPS Attributable to BMS – Non-GAAP	$1.63	$1.17	$4.98	$3.46

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2020	December 31, 2019
Cash and cash equivalents	$19,435	$12,346
Marketable debt securities – current	1,720	3,047
Marketable debt securities – non-current	495	767
Total cash, cash equivalents and marketable debt securities	21,650	16,160
Short-term debt obligations	(3,585)	(3,346)
Long-term debt	(41,364)	(43,387)
Net debt position	$(23,299)	$(30,573)

Our net debt position was reduced by $7.3 billion primarily due to operating cash flow of $10.4 billion, partially offset by dividend payments of $3.1 billion.

We assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also evaluate our capital structure to ensure financial risks are efficiently managed, adequate liquidity access and lower cost of capital, which may lead to the repurchase of common stock, debt securities and CVRs issued in connection with the Celgene transaction prior to maturity or the issuance of additional debt securities. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, deemed repatriation transition tax, approximately $8.0 billion of debt maturing through 2022 and CVRs issued in connection with the Celgene transaction of approximately $6.8 billion in 2021. We expect to fund the planned MyoKardia transaction through a combination of cash on hand from our operations and, subject to market conditions, net proceeds received in connection with a future debt issuance.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The remaining share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. Our Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for our common stock in February 2020, increasing the total outstanding share repurchase authorization to approximately $6.0 billion. We repurchased 1.4 million shares of our common stock for $81 million during the nine months ended September 30, 2020, reducing the remaining share repurchase capacity under the share repurchase program to approximately $5.9 billion as of September 30, 2020. In the second quarter of 2020, the ASR agreements that we executed in the fourth quarter of 2019 to repurchase an aggregate $7 billion of common stock were settled. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $3.1 billion in the nine months ended September 30, 2020. Dividends declared per common share were $1.35 in the nine months ended September 30, 2020. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $800 million in 2019 and are expected to be approximately $800 million in 2020 and $1.3 billion in 2021. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of September 30, 2020.

As of September 30, 2020, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2021, a $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2023 and July 2024, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at September 30, 2020 and December 31, 2019.

In November 2020 we entered into a $4.0 billion delayed draw term loan credit agreement consisting of a $2.0 billion 364-day tranche and a $2.0 billion two-year tranche. The term facility provides for customary terms and conditions with no financial covenants and may be used for general corporate purposes. Any unused credit expires on April 9, 2021. No borrowings were outstanding under the term loan as of November 4, 2020.

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

Credit Ratings

Our current long-term and short-term credit ratings assigned by Moody’s Investors Service are A2 and Prime-1, respectively, with a negative long-term credit outlook, and our current long-term and short-term credit ratings assigned by Standard & Poor’s are A+ and A-1+, respectively with a negative long-term credit outlook. The long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment. We do not expect that the additional debt that we may incur in connection with the pending MyoKardia acquisition or the potential payment of cash to holders of the CVRs issued in connection with the Celgene transaction will result in a downgrade to our credit ratings below an investment grade level and we do not expect that any potential change of our credit rating as result of such actions to impact our ability to access short-term or long-term financing. However, we cannot guarantee the future actions of Moody’s and/or Standard & Poor’s. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2020	2019
Cash flow provided by/(used in):
Operating activities	$10,382	$6,029
Investing activities	1,268	2,266
Financing activities	(4,634)	15,298

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

The $4.4 billion change in cash flow from operating activities compared to 2019 was primarily attributable to higher cash collections and timing of payments in the ordinary course of business of approximately $7.1 billion (primarily relating to Celgene) and reversion of retirement medical plan assets of approximately $300 million (net of excise taxes), partially offset by higher income tax payments of $2.1 billion and restructuring, integration and collaboration payments of approximately $900 million in 2020.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable debt securities with original maturities greater than 90 days at the time of purchase reduced by proceeds from business divestitures (including royalties) and the sale and maturity of marketable debt securities.

The $1.0 billion change in cash flow from investing activities compared to 2019 was primarily attributable to lower business divestiture proceeds of approximately $1.7 billion primarily due to the sale of the UPSA business in 2019, partially offset by changes in the amount of marketable debt securities held of $900 million.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $19.9 billion change in cash flow from financing activities compared to 2019 was primarily due to lower net borrowing activity of $18.8 billion primarily resulting from the issuance of notes in 2019 to fund the acquisition of Celgene and higher dividend payments of approximately $1.0 billion in 2020.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the third quarter:

Product	Indication	Date	Developments

Opdivo	Bladder	September 2020
Announced that CheckMate-274, a pivotal Phase III trial evaluating Opdivo after surgery in patients with high-risk, muscle-invasive urothelial carcinoma, met its primary endpoints of improving disease-free survival versus placebo in both all randomized patients and in patients whose tumor cells express PD-L1 ≥1%.

	Gastric and Esophageal Cancers	October 2020
Announced that the CHMP of the EMA has recommended approval of Opdivo for the treatment of adults with unresectable advanced, recurrent or metastatic ESCC after prior fluoropyrimidine- and platinum-based combination chemotherapy.

September 2020
Ono, our alliance partner for Opdivo in Japan, announced that the results from Phase II/III clinical study evaluating Opdivo in combination with chemotherapy versus placebo in combination with chemotherapy in patients with unresectable advanced or recurrent gastric cancer who are negative for human epidermal growth factor receptor 2, and previously untreated with the first-line therapy in Japan, South Korea and Taiwan that the Opdivo combination group demonstrated a statistically significant improvement in one of the two primary endpoints of progression-free survival, but did not show a statistically significant improvement in overall survival, the other primary endpoint versus control combination group.

August 2020
Announced that CheckMate-649, a pivotal Phase III trial evaluating Opdivo plus chemotherapy compared to chemotherapy alone as a first-line treatment for metastatic gastric cancer, gastroesophageal junction cancer or esophageal adenocarcinoma, met both primary endpoints of overall survival at a pre-specified interim analysis and progression-free survival at final analysis in patients whose tumors express PD-L1 with a combined positive score ≥ 5. The overall survival benefit was also observed in the all-randomized population.

August 2020
Announced that the Phase III CheckMate-577 trial evaluating Opdivo as an adjuvant therapy for patients with resected esophageal or gastroesophageal junction cancer met its primary endpoint of disease-free survival at a pre-specified interim analysis.

	NSCLC	October 2020	Announced that the Phase III CheckMate-816 trial met a primary endpoint of pathologic complete response in resectable NSCLC.
August 2020
Ono, our alliance partner for Opdivo in Japan, announced top-line results from the Phase III clinical study TASUKI-52 evaluating Opdivo in combination with bevacizumab and chemotherapy versus placebo in combination with bevacizumab and chemotherapy in chemotherapy-naive patients with stage IIIB/IV or recurrent non-squamous NSCLC. The Opdivo combination group demonstrated a statistically significant improvement in the primary endpoint of progression-free survival in a pre-specified interim analysis.

	RCC	October 2020
Announced with Exelixis, that the FDA has accepted the sBLA and sNDA for Opdivo in combination with Cabometyx* for patients with advanced RCC. The FDA granted Priority Review to both applications and assigned a PDUFA goal date of February 20, 2021.

Product	Indication	Date	Developments

Opdivo+Yervoy	CRC	September 2020
Ono, our alliance partner for Opdivo in Japan announced that the companies received approval for combination therapy of Opdivo and Yervoy in Japan to expand the combination use for the treatment of microsatellite instability high unresectable advanced or recurrent CRC that has progressed following chemotherapy, for a partial change in approved items of the manufacturing and marketing approval.

	RCC	September 2020
Announced that more than half of advanced RCC patients treated with the Opdivo plus Yervoy combination were alive after four years across the entire study population of the Phase III CheckMate-214 clinical trial, with the combination continuing to show superior, long-term overall survival and durable responses compared to sunitinib.

	NSCLC	September 2020
Announced that the CHMP of the EMA recommending approval of Opdivo plus Yervoy combined with two cycles of chemotherapy as first-line treatment of metastatic NSCLC in adults whose tumors have no sensitizing EGFR mutation or ALK translocation.

	MPM	October 2020
FDA approval of Opdivo+Yervoy for the first-line treatment of adult patients with unresectable MPM. This approval is based on a pre-specified interim analysis from the Phase III CheckMate-743 trial in which Opdivo+Yervoy demonstrated superior overall survival versus the platinum-based standard of care chemotherapy.

October 2020
Ono, our alliance partner for Opdivo in Japan announced that the companies have submitted supplemental applications in Japan for Opdivo and Yervoy in combination treatment to expand the use for first-line treatment of unresectable advanced or recurrent MPM, for a partial change in aprpoved items of the manufacturing and marketing approval.

		September 2020	Announced that the EMA validated the type II variation application for Opdivo plus Yervoy for treatment of patients with previously untreated, unresectable MPM.
	Melanoma	October 2020
Announced results for the co-primary endpoint for CheckMate-915, a randomized Phase III study evaluating Opdivo plus Yervoy versus Opdivo for patients who have had a complete surgical removal of stage IIIb/c/d or stage IV melanoma. The addition of Yervoy to Opdivo in this trial did not result in a statistically significant improvement in recurrence-free survival in the all-comer (intent-to-treat) population.

Zeposia	RMS	September 2020
Announced interim results from the Phase III open-label extension trial DAYBREAK, demonstrating the long-term efficacy and safety profile of Zeposia in patients with RMS. The trial included 2,494 patients who had previously completed a Phase I, II or III Zeposia clinical trial and who had an average treatment time of 35.4 months while in DAYBREAK and no new safety concerns emerged with long-term use of Zeposia.

Onureg	AML	September 2020
Announced FDA approval of Onureg (azacitidine) for the continued treatment of adult patients with AML who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and who are not able to complete intensive curative therapy.

liso-cel	Lymphoma	July 2020	Announced that the EMA validated the MAA for liso-cel, an investigational CD19-directed CAR T cell therapy, for the treatment of adults with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal B-cell lymphoma and follicular lymphoma grade 3B after at least two prior therapies.

ide-cel; bb2121	Multiple Myeloma	September 2020	Announced with bluebird bio that the FDA has accepted for Priority Review the BLA for ide-cel for the treatment of adult patients with multiple myeloma who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody. The FDA has set a PDUFA goal date of March 27, 2021.

Deucravacitinib (BMS-986165)	Plaque Psoriasis	November 2020
Announced results from Phase III POETYK PSO-1 trial evaluating deucravacitinib (BMS-986165), a novel, oral, selective tyrosine kinase 2 inhibitor, for the treatment of patients with moderate to severe plaque psoriasis. POETYK PSO-1 evaluated 6 mg of deucravacitinib once daily and met both co-primary endpoints versus placebo, with more patients achieving Psoriasis Area and Severity Index (PASI) 75, defined as at least a 75 percent improvement in PASI, and a static Physician’s Global Assessment (sPGA) score of clear or almost clear (sPGA 0/1) after 16 weeks of treatment with deucravacitinib. The trial also met multiple key secondary endpoints, including showing deucravacitinib was superior to Otezla* in the proportion of patients reaching a PASI 75 response and sPGA 0/1 at Week 16. The overall safety profile of deucravacitinib in the POETYK PSO-1 trial was consistent with previously reported Phase II results.

Idhifa	AML	August 2020
Announced that the Phase III IDHENTIFY study evaluating Idhifa plus best supportive care (BSC) versus conventional care regimens, which include BSC only, azacitidine plus BSC, low-dose cytarabine plus BSC or intermediate-dose cytarabine plus BSC, did not meet the primary endpoint of overall survival in patients with relapsed or refractory AML with an isocitrate dehydrogenase-2 mutation.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2020. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy generally and in relation to our ability to realize the projected benefits of our acquisition of Celgene and to successfully integrate ours and Celgene’s businesses and operations and to complete and realize the anticipated benefits of our proposed acquisition of MyoKardia, the full extent of the negative impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, including the increased possibility that the COVID-19 pandemic could delay the timing of the FDA’s approval decisions for liso-cel and ide-cel, the expiration of patents or data protection on certain products, including assumptions about our ability to retain patent exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We included in this Quarterly Report on Form 10-Q, in the 2019 Form 10-K, particularly under the caption “Item 1A. Risk Factors,” and in our other filings with the SEC additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2019 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, except as described below.

The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.
The COVID-19 pandemic is affecting how we operate our business. We currently assume that the peak impact of the COVID-19 crisis on our business occurred in the second quarter of 2020, with recovery beginning in the third quarter of 2020 and minimal impact in the fourth quarter of 2020 and beyond. If the negative impact from the COVID-19 pandemic extends beyond our assumed timelines, our results may be worse than expected. The full extent of the impact will depend on future developments, such as the ultimate duration and the severity of the spread of COVID-19 in the U.S. and globally, the effectiveness of federal, state, local and foreign governments’ mitigation actions, the pandemic’s impact on the U.S. and global economies, as well as factors affecting healthcare and the delivery of medicines to patients, including but not limited to those discussed above under "Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 and Market Factors", and how quickly we can return to more normal operations, among other things.

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

The COVID-19 pandemic has increased the volatility of the financial markets, foreign currency exchanges and interest rates. Although we incurred downward adjustments to our equity investment fair values in the first quarter of 2020, the fair values have subsequently recovered. If the U.S. dollar continues to strengthen, interest rates continue to decline, and/or stock markets continue to decline, we could see a further reduction in revenues or other income or additional charges to our equity investments, which could have a negative impact on our earnings and cash flows.

We are facing and could continue to face potential other negative consequences stemming from the COVID-19 pandemic, including but not limited to increased cyber threats to us and our third-party vendors such as phishing, social engineering and malware attacks, delays in planned integration milestones and ability to collect our receivables. It is possible that COVID-19 could exacerbate any of the other risks described in our 2019 Form 10-K as well.

At this time, we cannot predict the full extent of the negative impact that the COVID-19 pandemic will have on our business, financial condition, results of operations and/or cash flows.

It is possible that the COVID-19 pandemic could delay the timing of the FDA’s approval decisions for liso-cel and ide-cel, which could have a material adverse effect on the CVRs that we issued in connection with the Celgene transaction.
We have submitted BLAs for liso-cel and ide-cel, the two remaining assets underlying the CVRs that we issued in connection with the Celgene transaction (the third CVR asset, Zeposia (ozanimod), was approved earlier this year). These applications are under review by the FDA. Liso-cel has a PDUFA date of November 16, 2020 and ide-cel has a PDUFA date of March 27, 2021. It is possible that COVID-19 could impact FDA operations, including the ability for the FDA to conduct on-site inspections, such that the review of either or both of these CVR assets could be delayed. Any delay in the timing of approval could reduce the resale price of the CVRs. If there is a significant delay that extends the FDA’s review period beyond December 31, 2020 for liso-cel or March 31, 2021 for ide-cel, then no payment will be made under the CVRs and the CVRs will expire without value.

U.S. executive orders on biopharmaceutical pricing and other potential initiatives by the U.S. federal government to implement measures to regulate drug pricing in the future could adversely affect our business.
In July and September, the U.S. federal government issued several executive orders regarding U.S. drug prices and payment for pharmaceutical products, described in greater detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic and Market Factors,” which have the potential to significantly impact our ability to discover, develop and deliver medicines for patients across the globe.

While we are unable to predict how or when the executive orders might ultimately be enacted and implemented, the orders, if implemented, would adversely affect our business and results of operations. Even if the executive orders are not finalized in their current form, the U.S. federal government could introduce initiatives similar to the executive orders as well as other initiatives to manage drug utilization and contain costs. Such initiatives could have a material adverse effect on our business and results of operations, particularly to extent the initiatives are not offset by greater demand, increased patient access to health care or other items. See “Item 1A. Risk Factors—Increased pricing pressure and other restrictions in the U.S. and abroad from MCOs, institutional purchasers and government agencies and programs, among others, continue to negatively affect our revenues and profit margins” in our 2019 Form 10-K for more information on the impact on the Company of increasing pricing pressures from market access, pharmaceutical pricing controls and discounting and other restrictions in the U.S., the EU and other regions around the world.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
July 1 to 31, 2020	263,458	$59.03	—	$5,919
August 1 to 31, 2020	98,881	60.18	—	5,919
September 1 to 30, 2020	76,308	61.05	—	5,919
Three months ended September 30, 2020	438,647		—
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock and in November 2019 further increased its authorization for the repurchase of our common stock by approximately $7.0 billion. In February 2020, the Board of Directors approved an increase of $5.0 billion to the total outstanding share repurchase authorization. The remaining share repurchase capacity under the program was approximately $5.9 billion as of September 30, 2020. The share repurchase program does not have an expiration date. Refer to “Item 1. Financial Statements—Note 15. Equity” for information on the share repurchase program.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019	Lilly	Eli Lilly and Company
ALK	anaplastic lymphoma kinase	LOE	loss of exclusivity
Amgen	Amgen Inc.	MAA	market authorization application
AML	acute myeloid leukemia	MDL	multi-district litigation
Amylin	Amylin Pharmaceuticals, Inc.	MDS	myelodysplastic syndromes
aNDA	abbreviated new drug applications	MPM	malignant pleural mesothelioma
AstraZeneca	AstraZeneca PLC	MyoKardia	MyoKardia, Inc.
BCMA	B-cell maturation antigen	NDA	New drug application
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.	NKT	natural killer T cells
BLA	biologics license application	NSCLC	non-small cell lung cancer
bluebird	bluebird bio, Inc.	NVAF	non-valvular atrial fibrillation
CAR T	chimeric antigen receptor T-cell	Ono	Ono Pharmaceutical Co., Ltd.
Catalent	Catalent, Inc.	ORR	overall response rate
Celgene	Celgene Corporation	OTC	over-the-counter
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	PD-1	programmed cell death protein 1
CVR	contingent value rights	PD-L1	programmed death-ligand 1
Dragonfly	Dragonfly Therapeutics, Inc.	PDUFA	The Prescription Drug User Fee Act
EC	European Commission	Pfizer	Pfizer, Inc.
EGFR	estimated glomerular filtration rate	PsA	psoriatic arthritis
EMA	European Medicines Agency	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
EPS	earnings per share	R&D	research and development
ESCC	esophageal squamous cell carcinoma	RA	rheumatoid arthritis
EU	European Union	RCC	renal cell carcinoma
FASB	Financial Accounting Standards Board	Repare	Repare Therapeutics Inc.
FDA	U.S. Food and Drug Administration	RMS	relapsing forms of multiple sclerosis
Forbius	Forbius Biologics, Inc.	RRMM	relapsed and refractory multiple myeloma
GAAP	U.S. generally accepted accounting principles	RRMS	relapsing remitting multiple sclerosis
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCC	hepatocellular carcinoma	SEC	Securities and Exchange Commission
HIV	human immunodeficiency viruses	UC	ulcerative colitis
IO	immuno-oncology	U.S.	United States
IPRD	in-process research and development	UK	United Kingdom
IRS	Internal Revenue Service	VAT	value added tax
JIA	juvenile idiopathic arthritis	ViiV	ViiV Healthcare Limited
LIBOR	London Interbank Offered Rate	VTE	venous thromboembolic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	November 5, 2020	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	November 5, 2020	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer