Form 10-K
period 2020-12-31
BRISTOL MYERS SQUIBB CO
filed 2021-02-10
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,252,423,640 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $132,442,510,032. Bristol-Myers Squibb has no non-voting common equity. At February 1, 2021, there were 2,240,475,153 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2020
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2020 Form 10-K.

PART I

Item 1.	BUSINESS.
General

Bristol-Myers Squibb Company was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger.

We completed the Celgene transaction on November 20, 2019. On November 17, 2020, we completed our acquisition of MyoKardia for approximately $13.1 billion in cash.

We continue to operate in one segment—Biopharmaceuticals. For additional information about our business segment, refer to “Item 8. Financial Statements and Supplementary Data—Note 1. Accounting Policies and Recently Issued Accounting Standards.” Commencing from the Celgene acquisition date, our consolidated financial statements include the assets, liabilities, operating results and cash flows of Celgene.

We are engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. We expect that our acquisitions of Celgene and MyoKardia will further position us as a leading biopharmaceutical company, expanding our oncology, hematology, immunology and cardiovascular portfolios with several near-term assets and additional external partnerships. Refer to the Summary of Abbreviated Terms at the end of this 2020 Form 10-K for terms used throughout the document. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. Our four strategic priorities are to drive enterprise performance, maximize the value of our commercial portfolio, ensure the long-term sustainability of our pipeline through combined internal and external innovation and establish our new culture and embed our people strategy. While we are committed to reducing our debt, we plan to remain focused on broadening our portfolio of marketed medicines and pipeline assets. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.”

We compete with other worldwide research-based drug companies, smaller research companies and generic drug manufacturers. Our products are sold worldwide, primarily to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. We manufacture products in the U.S. and Puerto Rico and have significant manufacturing operations in two foreign countries. Most of our revenues come from products in the following therapeutic classes: hematology, oncology, cardiovascular and immunology.

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
United States	63%	59%	56%
Europe	23%	24%	25%
Rest of the World	14%	17%	19%
Total Revenues	$42,518	$26,145	$22,561

Acquisitions, Divestitures and Licensing Arrangements

Acquisitions, divestitures and licensing arrangements allow us to focus our resources behind growth opportunities that drive the greatest long-term value.

Our significant business development activities include:

•In November 2020, we completed our acquisition of MyoKardia.

•In October 2020, we obtained a global exclusive license to Dragonfly’s interleukin-12 (IL-12) investigational immunotherapy program, including its extended half-life cytokine DF6002.

•In September 2020, we completed our acquisition of Forbius.

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

Revlimid®    Revlimid (lenalidomide) is an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant. Revlimid has received approvals for several indications in the hematological malignancies including lymphoma and MDS.

Eliquis®    Eliquis (apixaban) is an oral Factor Xa inhibitor indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

Opdivo®    Opdivo (nivolumab), a biological product, is a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. Opdivo has received approvals for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, RCC, and CRC. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

Orencia®    Orencia (abatacept), a biological product, is a fusion protein indicated for adult patients with moderately to severely active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

Pomalyst®/Imnovid®    Pomalyst/Imnovid (pomalidomide) is a small molecule that is administered orally and modulates the immune system and other biologically important targets. Pomalyst/Imnovid is indicated for patients with multiple myeloma who have received at least two prior therapies including lenalidomide and a proteasome inhibitor and have demonstrated disease progression on or within 60 days of completion of the last therapy.

Sprycel®    Sprycel (dasatinib) is an oral inhibitor of multiple tyrosine kinase indicated for the first-line treatment of patients with Philadelphia chromosome-positive CML in chronic phase, the treatment of adults with chronic, accelerated, or myeloid or lymphoid blast phase CML with resistance or intolerance to prior therapy, including Gleevec* (imatinib mesylate) and the treatment of children and adolescents aged 1 year to 18 years with chronic phase Philadelphia chromosome-positive CML.

Yervoy®    Yervoy (ipilimumab), a biological product, is a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

Abraxane®    Abraxane (paclitaxel albumin-bound particles for injectable suspension) is a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

Empliciti®    Empliciti (elotuzumab), a biological product, is a humanized monoclonal antibody for the treatment of multiple myeloma.

Reblozyl®    Reblozyl (luspatercept-aamt) is an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions.

Inrebic®    Inrebic (fedratinib) is a kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

Onureg®    Onureg (azacitidine) is an oral hypomethylating agent that incorporates into DNA and RNA, indicated for continued treatment of adult patients with AML who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and are not able to complete intensive curative therapy.

Zeposia®    Zeposia (ozanimod) is an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.

Vidaza®    Vidaza (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of deoxyribonucleic acid hypermethylation and promote subsequent gene re-expression and is indicated for treatment of patients with the following myelodysplastic syndrome subtypes: refractory anemia or refractory anemia with ringed sideroblasts (if accompanied by neutropenia or thrombocytopenia or requiring transfusions), refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and chronic myelomonocytic leukemia (CMMoL).

Baraclude®    Baraclude (entecavir) is an oral antiviral agent for the treatment of chronic hepatitis B.

Breyanzi®    Breyanzi is a CD19-directed genetically modified autologous T cell immunotherapy indicated for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma (DLBCL) not otherwise specified (including DLBCL arising from indolent lymphoma), high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B.

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

An innovator company is required to list certain of its patents covering the medicine with the FDA in what is commonly known as the Orange Book. Absent a successful patent challenge, the FDA cannot approve an aNDA until after the innovator’s listed patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an aNDA and allege that one or more of the patents listed in the Orange Book under an innovator’s NDA is invalid, unenforceable, or will not be infringed by the generic product. This allegation is commonly known as a Paragraph IV certification. The innovator then must decide whether to file a patent infringement suit against the generic manufacturer. From time to time, aNDAs including Paragraph IV certifications are filed with respect to certain of our products. We evaluate these aNDAs on a case-by-case basis and, where warranted, file suit against the generic manufacturer to protect our patent rights.

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

Medicines approved under an NDA can also receive several types of RDP. An innovative chemical pharmaceutical product is entitled to five years of RDP in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its aNDA after the fourth year of the five-year RDP period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in, for example, a new formulation or a new route of administration, but not for the drug itself, or for a new indication on the basis of new clinical studies, may receive three years of RDP for that formulation, route of administration, or indication.

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

The increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions may limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of all of these developments, among others, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.

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

	Estimated LOE
	U.S.	EU(k)	Japan
Revlimid (lenalidomide)(a)	^^	2022	2022
Opdivo (nivolumab)	2028	2030	2031
Eliquis (apixaban)(b)	2026	2026	2026
Orencia (abatacept)(c)	2021	2021	^^
Pomalyst/Imnovid (pomalidomide)(d)	^^	2024	2026
Sprycel (dasatinib)(e)	^^	^^	2021
Yervoy (ipilimumab)	2025	2026	2025
Abraxane (paclitaxel)(f)	2022	^^	2023
Empliciti (elotuzumab)	2029	2029	2029
Reblozyl (luspatercept-aamt)(g)	2031	2030	++
Inrebic (fedratinib)(h)	2026	2031	++
Zeposia (ozanimod)(i)	2029	2030	++
Onureg (azacitidine)(j)	2027	++	++
Breyanzi (lisocabtagene maraleucel)	2033	++	++
^^    See product footnote for more information.
++    We do not currently market the product in the country or region indicated.

(a)    For Revlimid in the U.S., as part of the settlement with Natco Pharma Ltd. (“Natco”) and its partners and affiliates, Natco was granted volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022. In addition, Natco and the other generic companies were granted licenses to sell generic lenalidomide products in the U.S. without volume limitation beginning on January 31, 2026. In the EU, licenses have been granted to third parties to market generic lenalidomide products prior to expiry of our patent and supplementary protection certificate (“SPC”) rights in the UK beginning on January 18, 2022, and in various other major market European countries (e.g., France, Germany, Italy and Spain) where our SPC is in force beginning on February 18, 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.
(b)    For Eliquis, in the U.S., two patents listed in the FDA Orange Book, the composition of matter patent claiming apixaban specifically and a formulation patent, were challenged by numerous generic companies and are the subject of patent infringement litigation. Prior to the August 2020 ruling, BMS, along with its partner Pfizer, settled with a number of these generic companies (settled generic companies) while continuing to litigate against three remaining generic companies (remaining generic companies). In August 2020, the U.S. District Court for the District of Delaware decided that the two challenged Eliquis patents are both valid and infringed by the remaining generic companies. The remaining generic companies have appealed the Delaware court decision and the final decision in this case could determine when generic versions of Eliquis will come on the market.

While we cannot predict the outcome of this pending litigation, these are the alternatives that might occur:
•If the district court’s decision is upheld in the current appeal with respect to both patents, under the terms of previously executed settlement agreements with the settled generic companies, the permitted date of launch for the settled generic companies under these patents is April 1, 2028;
•If the formulation patent is held invalid or not infringed in the current appeal, the settled generic companies and the remaining generic companies would be permitted to launch on November 21, 2026; or
•If both patents are held invalid or not infringed in the current appeal, the settled generic companies and the remaining generic companies could launch immediately upon such an adverse decision.
In addition, both patents may be subject to subsequent challenges by parties other than the remaining generic companies. If this were to occur, depending on the outcome of the subsequent challenge, the potential launch by generic companies, including challengers, if successful, could occur on timelines similar to those discussed above.

Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.

(c)    For Orencia, in the U.S. and EU, estimated LOE dates are based on method of use patents that expire in 2021. BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond. Actual LOE may extend beyond these dates for the aforementioned reasons.
(d)    For Pomalyst, in the U.S. refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information. For Europe and Japan, the estimated LOE date is based on regulatory data protection exclusivity.
(e)    For Sprycel in the U.S., BMS entered into a settlement agreement with Apotex Inc. (“Apotex”) regarding a patent infringement suit covering the monohydrate form of dasatinib whereby Apotex can launch its generic dasatinib monohydrate aNDA product in September 2024, or earlier in certain circumstances. BMS initiated patent litigation against Dr. Reddy’s Laboratories (October 2019) and Lupin (June 2020), and the decision in these cases could determine when generics will come on the market. In the EU, the EPO’s Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024, however, generics may enter the market for indications that are not covered by this patent. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.
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
(g)    For Reblozyl in the U.S. and Europe, the estimated LOE is based on regulatory data protection exclusivity. In the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2033. In the EU, an SPC application on a method of treatment patent is pending and if granted, the estimated patent expiry will be 2034.
(h)    For Inrebic in the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2031.
(i)    For Zeposia, in the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2033. In the EU, the estimated LOE date is based on regulatory data protection exclusivity. In the EU, an SPC application is pending and if granted, the estimated patent expiry will be 2034.
(j)    For Onureg in the U.S., the estimated LOE date of 2027 is based on seven years of orphan drug exclusivity. A formulation patent covering Onureg expires in 2030 in the U.S.
(k)    Estimated LOE for EU countries are based on France, Germany, Italy, Spain and the UK.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including IO; hematology and cell therapy, including multiple myeloma, lymphoma, and chronic lymphocytic leukemia; immunology including relapsing multiple sclerosis, psoriasis, lupus, rheumatoid arthritis and inflammatory bowel disease; cardiovascular, including cardiomyopathy, heart failure and thrombotic disorders; and fibrotic disease, including lung (“IPF”) and liver (“NASH”). We also continue to analyze and may selectively pursue promising leads in other areas. Our R&D pipeline includes potential medicines in various modalities including small (chemically manufactured) molecules and large (protein) molecules—also known as biologics—and also millamolecules, antibody drug conjugates, cellular therapies and gene therapies. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

We consider our registrational studies to be our significant R&D programs. These programs may include both investigational compounds in Phases II and III development for initial indications, or marketed products that are in development for additional indications or formulations. Substantial components of our R&D program strategy include expanding our portfolio of marketed products in hematology, immunology and IO as well as Opdivo in combination with Yervoy and other agents in both first and second-line therapy with new indications.

Drug development is time consuming, expensive and risky. The R&D process typically takes about fourteen years, with approximately two and a half years spent in Phase III, or late-stage, development. On average, only about one in 10,000 molecules discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2015-2019, approximately 92% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 80% while approximately 29% of Phase III or later stage small molecules fail to achieve approval. For biologics, the failure rate is approximately 92% from Phase I development, approximately 80% from Phase II development and approximately 26% from Phase III and later stage development.

Total R&D expenses include the costs of discovery research, preclinical development, early-stage and late-stage clinical development, drug formulation, post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs and upfront and contingent milestone payments for licensing and acquiring assets. R&D expenses were $11.1 billion in 2020, $6.1 billion in 2019 and $6.3 billion in 2018, including license and asset acquisition charges of approximately $1.0 billion, $25 million and $1.1 billion in 2020, 2019 and 2018, respectively. R&D expenses in 2020 include a full year of expense resulting from the Celgene acquisition which occurred in November 2019. In addition, an $11.4 billion IPRD charge was recognized in 2020 for the MyoKardia acquisition.

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 40% of our annual R&D expenses in 2020. Opdivo is the only individual investigational compound or marketed product to represent 10% or more of our R&D expenses in 2020.

As part of our operating model evolution, our R&D geographic footprint will significantly transform to foster speed and innovation in the future. The transformation involves the closing of our Hopewell, New Jersey site in 2020 accompanied by additional investment in the expansion and opening of others. For example, we expanded our Lawrenceville, New Jersey site in 2020 and are opening a new R&D facility in Cambridge, Massachusetts (planned for 2022). In addition, with the acquisition of Celgene in 2019, we added R&D facilities in strategic locations around the U.S. and Europe, including San Diego, California; Seattle, Washington; Cambridge, Massachusetts; Summit, New Jersey; San Francisco, California; and Boudry, Switzerland.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. We have a broad early-to-mid stage pipeline with over 50 unique compounds in clinical development. Our pipeline was built by coupling internal research and development programs with distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through a broad network of external partnerships. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our investigational compounds that we have in clinical studies as well as the approved and potential indications for our marketed products in the related therapeutic area as of February 4, 2021. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

OPDIVOª
--Hematologic Malignancies
BREYANZI (liso-cel)
--3L+ Mantle Cell Lymphoma
ide-cel (BCMA CAR T)ª
--High-risk Newly-Diagnosed Multiple Myeloma
BCMA CAR T (bb21217)ª
--Relapsed/Refractory Multiple Myeloma
relatlimabª^
--Hematologic Malignancies
BET Inhibitor (CC-95775)
--Non-Hodgkin Lymphoma
BET Inhibitor (CC-90010)
--Hematologic Malignancies
BET Inhibitor (BMS-986158)
--Hematologic Malignancies
BCMA ADC
--Relapsed/Refractory Multiple Myeloma
BCMA TCE
--Relapsed/Refractory Multiple Myeloma
BCMA NEX T
--Relapsed/Refractory Multiple Myeloma
GPRC5D CAR T
--Relapsed/Refractory Multiple Myeloma
CD3XCD33 Bispecificª
--Relapsed/Refractory Acute Myeloid Leukemia
A/I CELMoD (CC-92480)
--Relapsed/Refractory Multiple Myeloma
A/I CELMoD (CC-99282)
--Relapsed/Refractory Non-Hodgkin Lymphoma
GSPT1 CELMoD (CC-90009)
--Relapsed/Refractory Acute Myeloid Leukemia
Anti-SIRPα
--Non-Hodgkin Lymphoma
LSD1 Inhibitor
--Relapsed/Refractory Non-Hodgkin Lymphoma
CD19 NEX T
--Relapsed/Refractory Non-Hodgkin Lymphoma
CD22 ADCª
--Lymnphoma
iberdomide
--Non-Hodgkin Lymphoma
CD33 NKE
--Relapsed/Refractory Acute Myeloid Leukemia
CD47xCD20
--Non-Hodgkin Lymphoma

OPDIVOª
--Non-Hodgkin Lymphoma (Diffuse Large B-cell Lymphoma)
--Non-Hodgkin Lymphoma (Follicular Lymphoma)
--Pediatric Hodgkin Lymphoma
--Primary Testicular Lymphoma
OPDIVOª + EMPLICITIª
--Relapsed/Refractory Multiple Myeloma
IDHIFAª
--1L Acute Myeloid Leukemia with IDH2 Mutation
REBLOZYLª
--MF Anemia
--Non-Transfusion-Dependent Beta-Thalassemia
ONUREG
--Post HMA Failure MDS
BREYANZI (liso-cel)
--2L Diffuse Large B-cell Lymphoma Transplant non-Eligible
--3L+Chronic Lymphocytic Leukemia
--3L+ Follicular Lymphoma / Marginal Zone Lymphoma
--2L+ Pediatric B-Cell Acute Lymphoblastic Leukemia
--2L+ Primary CNS Lymphoma
--1L High Grade B-cell Lymphoma
ide-cel (BCMA CAR T)ª
--High-risk Newly-Diagnosed Multiple Myeloma
--2L Relapsed/Refractory Multiple Myeloma
--4L+ Relapsed/Refractory Multiple Myeloma
iberdomide
--Relapsed/Refractory Multiple Myeloma

OPDIVOª
--Refractory Hodgkin Lymphoma
EMPLICITIª + REVLIMID
--1L Multiple Myeloma
REBLOZYLª
--ESA Naïve MDS
INREBIC
--MF Previously treated with Ruxolitinib
ONUREG
--Angioimmunoblastic T-cell Lymphoma
--Lower Risk MDS
IDHIFAª
--Relapsed/Refractory Acute Myeloid Leukemia with IDH2 Mutation
ISTODAX
--1L Peripheral T-cell Lymphoma
ide-cel (BCMA CAR T)ª
--3-5L Relapsed/Refractory Multiple Myeloma
BREYANZI (liso-cel)
--2L Diffuse Large B-cell Lymphoma Transplant Eligible

REVLIMID
--1L Multiple Myeloma
--Mantle Cell Lymphoma
--MDS
--Multiple Myeloma
--Previously treated Follicular Lymphoma
--Relapsed/Refractory Adult T-cell Leukemia/Lymphoma
OPDIVOª
--Advanced Hodgkin Lymphoma
POMALYST/IMNOVID
--Multiple Myeloma
--Relapsed/Refractory Multiple Myeloma
--AIDS related Kaposi Sarcoma
--HIV-negative Kaposi Sarcoma
EMPLICITIª + POMALYST/IMNOVID
--Relapsed/Refractory Multiple Myeloma
EMPLICITIª + REVLIMID
--Relapsed/Refractory Multiple Myeloma
SPRYCEL
--1L CML
--Pediatric ALL
--Refractory CML
VIDAZA
--Acute Myeloid Leukemia
--Chronic Myelomonocytic Leukemia
--MDS
REBLOZYLª
--Transfusion-Dependent Beta-Thalassemia
--MDS Previously treated with ESA
INREBIC
--MF
ONUREG
--Post-Induction Acute Myeloid Leukemia Maintenance
IDHIFAª
--Relapsed/Refractory AML
ISTODAX
--Cutaneous T-cell Lymphoma
--Peripheral T-cell Lymphoma
BREYANZI (liso-cel)
--3L+ Diffuse Large B-cell Lymphoma

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

OPDIVOª
--Solid Tumors
OPDIVOª + YERVOYª
--Solid Tumors
motolimod
--SCCHN
relatlimabª^
--Solid Tumors
NLRP3 Agonist^
--Solid Tumors
Anti-TIM-3^
--Solid Tumors
STING Agonist
--Solid Tumors
AHR Antagonistª
--Solid Tumors
Anti-CTLA-4 NF-Probody
--Solid Tumors
Anti-TIGIT^
--Solid Tumors
Anti-CD73^
--Solid Tumors
BET Inhibitor (CC-90010)^
--Solid Tumors
BET Inhibitor (CC-95775)^
--Solid Tumors
Anti-SIRPα
--Solid Tumors
CD3xPSCAª
--Solid Tumors
Anti-IL8^
--Solid Tumors
Anti-Fucosyl GM1
--Solid Tumors
AR-LDD
--Solid Tumors
Anti-NKG2A
--Solid Tumors
Anti-OX40
--Solid Tumors
TGFβ Inhibitor
--Solid Tumors
IL-12 Fc
--Solid Tumors

OPDIVOª
--Solid Tumors
--1L CRC
--Pan Tumor TMB High
--Pediatric
OPDIVOª^
--Solid Tumors
OPDIVOª + YERVOYª
--Solid Tumors
--Metastatic Castration-Resistant Prostate
OPDIVOª + YERVOYª^
--Solid Tumors
OPDIVOª + CDK4/6 Inhibitor
--Neoadjuvant ER+/HER2- Breast
OPDIVOª + relatlimabª
--Solid Tumors
OPDIVOª + linrodostat
--Solid Tumors
OPDIVOª + bempegaldesleukinª
--Solid Tumors
--1L Bladder#
POMALYST/IMNOVID
--Pediatric Glioblastoma
Anti-CTLA-4 NF^
--Solid Tumors
Anti-CTLA-4 Probody^
--Solid Tumors
CCR2/5 Dual Antagonist^
--Solid Tumors
LSD1 Inhibitor
--Extensive Stage SCLC

OPDIVOª
--1L Glioblastoma
--1L HCC
--1L Head & Neck
--1L Head & Neck Locally Advanced
--1L Esophageal
--1L Gastric
--High-Risk Non-Muscle Invasive Bladder Cancer
--Adjuvant Bladder
--Adjuvant Esophageal/Gastroesophageal
--Adjuvant Gastric
--Adjuvant HCC
--Adjuvant Melanoma
--Adjuvant RCC
--Metastatic Castration-Resistant Prostate
--Neoadjuvant ER+/HER2- Breast
--Neoadjuvant NSCLC
--Peri-adjuvant NSCLC
--Unresectable NSCLC
OPDIVOª + YERVOYª
--1L Bladder
--1L Esophageal
--1L Gastric
--1L HCC
--Intermediate HCC
--1L Head & Neck
--1L CRC (MSI-High)
--Adjuvant Melanoma
--Adjuvant RCC
--NSCLC EGFR Mutant
--Unresectable NSCLC
OPDIVOª + relatlimabª
--1L Melanoma
OPDIVOª + linrodostat
--1L Metastatic Melanoma
--Neoadjuvant Muscle Invasive Bladder Cancer
OPDIVOª + bempegaldesleukinª
--1L Melanoma
--Adjuvant Melanoma#
--Muscle Invasive Bladder Cancer
--1L RCC#
OPDIVOª + YERVOYª + cabozantinibª
--Metastatic RCC

OPDIVOª
--1L Metastatic Melanoma
--Adjuvant Melanoma
--Mesothelioma
--Previously treated advanced RCC
--Previously treated Gastric cancer (Japan, China)
--Previously treated HCC
--Previously treated Metastatic Head & Neck
--Previously treated Metastatic Melanoma
--Previously treated Metastatic MSI-High CRC
--Previously treated Metastatic Non-squamous NSCLC
--Previously treated Metastatic Squamous NSCLC
--Previously treated Metastatic Urothelial
--Previously treated Esophageal
OPDIVOª + YERVOYª
--1L Metastatic Melanoma
--1L Mesothelioma
--1L NSCLC
--1L RCC
--Previously treated Metastatic MSI-High CRC
--Previously treated HCC
OPDIVOª + cabozantinibª
--Metastatic RCC
YERVOYª
--Adjuvant Melanoma
--Metastatic Melanoma
ABRAXANE
--Breast
--Gastric
--Locally Advanced or Metastatic NSCLC
--Metastatic Breast Cancer
--NSCLC
--Pancreatic
--Unresectable Pancreatic

IMMUNOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

TYK2 Inhibitor
--Autoimmune Disease
TYK2 Inhibitorª
--Autoimmune Disease
TLR 7/8 Inhibitor
--Autoimmune Disease
S1PR1 Modulator
--Autoimmune Disease
IL-2 Mutein
--Autoimmune Disease
MK2 Inhibitor
--Autoimmune Disease
Immune Toleranceª
--Multiple Sclerosis
IL2-CD25
--Autoimmune Disease
Anti-CD40
--Autoimmune Disease

branebrutinib
--Rheumatoid Arthritis
--Sjögren’s Disease
--Systemic Lupus Erythematosus
deucravacitinib
--Crohn's Disease
--Lupus Nephritis
--Psoriatic Arthritis
--Systemic Lupus Erythematosus
--Ulcerative Colitis
iberdomide
--Systemic Lupus Erythematosus
cendakimab
--Eosinophilic Esophagitis
ORENCIA --Idiopathic Inflammatory Myopathy NULOJIX --Switch from Calcineurin Inhibitor Renal Transplant deucravacitinib --Psoriasis ZEPOSIA --Crohn’s Disease --Ulcerative Colitis
ORENCIA
--Active Polyarticular JIA
--Early Rheumatoid Arthritis
--JIA Intravenous
--JIA Subcutaneous
--Psoriatic Arthritis
--RA Auto injector
--RA Intravenous
--RA Subcutaneous
NULOJIX
--De Novo Renal Transplant
ZEPOSIA
--Relapsing Multiple Sclerosis

CARDIOVASCULAR

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Factor XIa Inhibitor (BMS-986209)ª --Thrombotic Disorders FPR-2 Agonist --Heart Failure MYK-224 --Hypertrophic Cardiomyopathy
ELIQUISª
--Pediatric Heart Disease
mavacamten
--Non-obstructive Hypertrophic Cardiomyopathy
danicamtiv
--Genetic Dilated Cardiomyopathy
Factor XIa Inhibitor (BMS-986177)ª
--Thrombotic Disorders
FA-Relaxin
--Heart Failure
		ELIQUISª --VTE prevention in pediatrics with ALL mavacamten --Obstructive Hypertrophic Cardiomyopathy --Obstructive Hypertrophic Cardiomyopathy Septal Reduction Therapy Eligible	ELIQUISª --Stroke Prevention in Atrial Fibrillation --Venous Thromboembolism Prevention Orthopedic Surgery --Venous Thromboembolism Treatment

FIBROTIC DISEASES

PHASE I	PHASE II

LPA1 Antagonist (BMS-986337) --Pulmonary Fibrosis NME --Fibrosis	HSP47ª --Fibrosis Pegbelfermin --Non-alcoholic Steatohepatitis JNK Inhibitor --Idiopathic Pulmonary Fibrosis --Non-Alcoholic Steatohepatitis LPA1 Antagonist (BMS-986278) --Pulmonary Fibrosis

NEUROSCIENCE

PHASE I

FAAH/MGLL Dual Inhibitor --Neuroscience

COVID-19

PHASE I

SARS-CoV-2 mAb Duo --COVID-19 Therapy or Prevention#

Note: Above pipeline excludes clinical collaborations

ª Development Partnership: OPDIVO, YERVOY, Relatlimab: Ono (our collaboration with Ono also includes other early stage compounds); EMPLICITI: AbbVie; bempegaldesleukin: Nektar; Cabozantinib: Exelixis, Inc.; ELIQUIS: Pfizer; Factor XIa Inhibitor: Janssen Pharmaceuticals, Inc.; HSP47: Nitto Denko Corporation; CD3XCD33, CD3xPSCA, GEM333: GeMoaB Monoclonals GmbH; bb21217, ide-cel: bluebird; REBLOZYL: Acceleron Pharma Inc.; IDHIFA: Agios Pharmaceuticals, Inc.; AHR: Ikena Oncology; CD22 ADC: TriPhase Accelerator; TYK2 Inhibitor (Nimbus): Nimbus Therapeutics; Immune Tolerance: Anokion

^ Trial(s) exploring various combinations
# Partner-run study

The following are our potential registrational study readouts anticipated through 2022:

Opdivo/Yervoy				Hematology
Asset	Tumor	Trial	Timing	Asset	Disease	Trial	Timing
Opdivo + relatlimab	Melanoma	CA224-047	2021	iberdomide	4L+ Multiple Myeloma	CC-220-MM-001	2021
Opdivo + Yervoy	Esophageal	CM-648	2021	Breyanzi (liso-cel)	3L Chronic Lymphocytic Leukemia	TRANSCEND-CLL	2021
Opdivo + Yervoy	HCC	CM-9DW	2022/23		2L TNE Diffuse Large B-cell Lymphoma	PILOT	2021
Opdivo + Yervoy	Neo-adjuvant NSCLC	CM-816	2022/23		2L TE Diffuse Large B-cell Lymphoma	TRANSFORM	2021
Opdivo + Yervoy	Peri-adjuvant NSCLC	CM-77T	2022/23		3L+ Follicular Lymphoma	TRANSCEND-FL	2022/23
Opdivo	RCC, Melanoma	Opdivo + NKTR-214	2022/23	ide-cel	2L Multiple Myeloma	KarMMa-2	2022/23
					3L+ Multiple Myeloma	KarMMa-3	2022/23
Immunology				Reblozyl	1L MDS (ESA naïve)	COMMANDS	2022/23
Asset	Disease	Trial	Timing
Zeposia	Moderate to Severe Crohn’s Disease	YELLOWSTONE	2022/23

Alliances

We enter into alliance arrangements with third parties for the development and commercialization of specific products or drug candidates in our therapeutic areas of focus. Alliances may be structured as co-development, co-commercialization, licensing or joint venture arrangements. These arrangements may include upfront payments; option payments to develop or commercialize a specific asset or technology; payments for various developmental, regulatory and sales-based performance milestones; royalties; cost reimbursements; profit sharing; and equity investments. Provisions in our alliance arrangements lessen our investment risk for compounds not leading to revenue generating products but reduce the profitability of marketed products due to profit sharing or royalty payments. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

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

Our products are sold principally to wholesalers, specialty distributors, specialty pharmacies, and to a lesser extent, directly to distributors, retailers, hospitals, clinics and government agencies. Revlimid and Pomalyst are distributed in the United States primarily through contracted pharmacies under the Revlimid REMS and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

Our U.S. business has DSAs with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler and distributor inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The DSAs, including those with our three largest wholesalers, expire in March 2021 subject to certain termination provisions.

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

Pricing, Price Constraints and Market Access

Our medicines are priced based on a number of factors, including the value of scientific innovation for patients and society in the context of overall health care spend, economic factors impacting health care systems’ ability to provide appropriate and sustainable access and the necessity to sustain our investment in innovation platforms to address serious unmet medical needs. Central to price is the clinical value that this innovation brings to the market, the current landscape of alternative treatment options and the goals of ensuring appropriate patient access to this innovation and sustaining investment in creative platforms. We continue to explore new pricing approaches to ensure that patients have access to our medicines. Enhancing patient access to medicines is a priority for us. We are focused on offering creative tiered pricing, reimbursement support and patient assistance programs to optimize access while protecting innovation; advocating for sustainable healthcare policies and infrastructure, leveraging advocacy/payer’s input and utilizing partnerships as appropriate; and improving access to care and supportive services for vulnerable patients through partnerships and demonstration projects.

An important factor on which the pricing of our medicines depends is government regulation. We have been subject to increasing international and domestic efforts by various governments to implement or strengthen measures to regulate pharmaceutical market access and product pricing and payment. In the U.S., we are required to provide discounts on purchases of pharmaceutical products under various federal and state healthcare programs. Federal government officials and legislators continue to face intense pressure from the public to manage the perceived high cost of pharmaceuticals and have responded by pursuing legislation and rules that they claim would further reduce the cost of drugs for the federal government and other stakeholders. We are also now required to comply with recently enacted state laws that seek additional transparency into the cost of prescription drugs. We are monitoring efforts by states to seek additional rebates and limit state spending on drugs in light of budget pressures. These international, federal and state legislative and regulatory developments could create new constraints on our ability to set prices and/or impact our market access in certain areas. For further discussion on the pricing pressure and its risk, refer to “Item 1A. Risk Factors.”

The growth and consolidation of MCOs and PBMs in the U.S., such as Optum (UHC), CVS Health (CVS) and Express Scripts (ESI), has also been a major factor in the healthcare marketplace. As MCOs and PBMs have been consolidating into fewer, larger entities, they have also been enhancing their purchasing strength and importance to us. Over half of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D prescription drug plans, alliances of hospitals and physicians and other physician organizations. PBMs are third parties that support formulary management and contracting for MCOs.

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

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products are subject to either direct government control at the point of care or governments having significant power as large single payers. As a result, our products may face restricted access by both public and private payers and may be subject to assessments of comparative value and effectiveness against existing standard of care. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts or rebate schemes as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. In other EU markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products and more than a year can elapse before new medicines become available to patients in the market. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, outcome-based pricing schemes and free products for a portion of the expected therapy period. The existence of price differentials within the EU due to the different national pricing and reimbursement laws leads to significant parallel trade flows.

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

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S. The regulatory review process is a resource intensive undertaking for both the FDA and the pharmaceutical manufacturer. Improvements in the efficiency of this process can have significant impact on bringing new therapies to patients more quickly. The FDA can employ several tools to facilitate the development of certain drugs or expedite certain applications, including fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, incentives for orphan drugs developed for rare diseases and others. For example, in recent years the FDA Oncology Center of Excellence (“OCE”) established two projects to test novel approaches for more efficient regulatory review of oncology drugs: the Real-Time Oncology Review pilot program and the Assessment Aid. Under the Assessment Aid pilot program, the FDA approved Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy on May 26, 2020 for the first-line treatment of adult patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations. This approval was achieved more than two months before the priority review PDUFA date of August 6, 2020. To develop a framework for concurrent review of supplemental oncology applications among multiple approval authorities, the OCE initiated Project Orbis. Under Project Orbis, earlier approvals from the Australian, Therapeutic Goods Administration (“TGA”), Health Canada and Singapore Health Sciences Authority were received on the combination of Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy in 2020.

The FDA mandates that drugs be manufactured, packaged and labeled in conformity with cGMP established by the FDA. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that products meet applicable specifications and other requirements to ensure product safety and efficacy. The FDA periodically inspects our drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects us to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse events with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy occur following approval.

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

The FDA Amendments Act of 2007 imposed additional obligations on pharmaceutical companies and delegated more enforcement authority to the FDA in the area of drug safety. Key elements of this legislation give the FDA authority to (i) require that companies conduct post-marketing safety studies of drugs, (ii) impose certain safety related drug labeling changes, (iii) mandate risk mitigation measures such as the education of healthcare providers and the restricted distribution of medicines, (iv) require companies to publicly disclose data from clinical studies and (v) pre-review television advertisements.

The marketing practices of all U.S. pharmaceutical manufacturers are subject to Federal and state healthcare laws that are used to protect the integrity of government healthcare programs. The Office of Inspector General (“OIG”) oversees compliance with applicable Federal laws, in connection with the payment for products by government funded programs, primarily Medicaid and Medicare. These laws include the Federal anti-kickback statute, which criminalizes knowingly offering something of value to induce the recommendation, order or purchase of products or services reimbursed under a government healthcare program. The OIG has issued a series of guidances to segments of the healthcare industry, including the 2003 Compliance Program Guidance for Pharmaceutical Manufacturers, which includes a recommendation that pharmaceutical manufacturers, at a minimum, adhere to the PhRMA Code, a voluntary industry code of marketing practices. We subscribe to the PhRMA Code and have implemented a compliance program to address the requirements set forth in the guidance and our compliance with the healthcare laws. Failure to comply with these healthcare laws could subject us to administrative and legal proceedings, including actions by Federal and state government agencies. Such actions could result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive remedies; the impact of which could materially adversely affect our business, financial condition and results of operations and cash flows.

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

As a result of HR 3590 (Affordable Care Act) and the reconciliation bill containing a package of changes to the healthcare bill, we have and will continue to experience additional financial costs and certain other changes to our business. For example, we are required to provide a 70% discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the “donut hole”, and pay an annual non-tax-deductible fee to the federal government based on an allocation of our market share of branded drug sales to certain government programs including Medicare, Medicaid, Department of Veterans Affairs, Department of Defense and TRICARE. The amount of the annual fee imposed on pharmaceutical manufacturers as a whole is $2.8 billion for 2019 and thereafter.

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

Sources and Availability of Raw Materials

In general, we purchase our raw materials, components and supplies required for the production of our products in the open market. For some products, we purchase our raw materials, components and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We attempt, if possible, to mitigate our potential risk associated with our raw materials, components and supplies through inventory management and alternative sourcing strategies. For further discussion of sourcing, refer to “—Manufacturing and Quality Assurance” below and discussions of particular products.

Manufacturing and Quality

We operate and manage a manufacturing network, consisting of internal and external resources, in a manner that permits us to improve efficiency while maintaining flexibility to reallocate manufacturing capacity. Pharmaceutical manufacturing processes are complex, highly regulated and vary widely from product to product. Given that shifting or adding manufacturing capacity can be a lengthy process requiring significant capital and other expenditures as well as regulatory approvals, we manage and operate a flexible manufacturing network that minimizes unnecessary product transfers and inefficient uses of manufacturing capacity. For further discussion of the regulatory impact on our manufacturing, refer to “—Government Regulation” above.

Our significant biologics, cell therapy and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. In addition, we expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. For example, we completed our new large-scale biologics manufacturing facility in Cruiserath, Ireland, which was approved by the FDA in December 2019 and by the EU in January 2020. For our Cellular Therapy product candidates, including Breyanzi (liso-cel) and ide-cel, we have invested in our own manufacturing network, including facilities in Bothell, Washington and Summit, New Jersey, as well as third-party manufacturers. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use several sterile products, biologic products and CAR-T products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls.

In addition to our own manufacturing sites, we rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, such as Opdivo, Eliquis, Sprycel, Yervoy, Baraclude, Reyataz, Reblozyl, Inrebic, Abraxane, Pomalyst/Imnovid and the Sustiva Franchise. We are also expanding our use of third-party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our established brands. With respect to Revlimid and Thalomid, we own and operate a manufacturing facility in Zofingen, Switzerland, in which we produce the active product ingredient for Revlimid and Thalomid and we contract with a third-party manufacturer to provide back-up active product ingredient for Revlimid and Thalomid. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available and when needed. For example, we have the capability to manufacture Opdivo internally and have arrangements with third-party manufacturers to meet demand.

In connection with acquisitions, divestitures, licensing and collaboration arrangements or distribution agreements for certain of our products, or in certain other circumstances, we have entered into agreements under which we have agreed to supply our products to third parties and intend to continue to enter into such arrangements or agreements in the future. In addition to liabilities that could arise from our failure to supply such products under the agreements, these arrangements or agreements could require us to invest in facilities for the manufacturing of non-strategic products, in the case of a divestiture or distribution arrangement, resulting in additional regulatory filings and obligations or causing an interruption in the manufacturing of our own strategic products.

Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. Product quality arises from a total commitment to quality in all parts of our operations, including research and development, purchasing, facilities maintenance and planning, manufacturing, warehousing, logistics and distribution. We maintain records to demonstrate the quality and integrity of data, technical information and production processes.

Control of production processes involves established specifications and standards for raw materials, components, ingredients, equipment and facilities, manufacturing methods and operations, packaging materials and labeling. We perform tests at various stages of production processes, on the raw materials, drug substance and the final product and on product samples held on stability to ensure that the product meets regulatory requirements and conforms to our standards. These tests may involve chemical and physical analyses, microbiological testing or a combination of these along with other analyses. Quality control testing is provided by business unit/site and third-party laboratories. Quality assurance groups routinely monitor manufacturing procedures and systems used by us, our subsidiaries and third-party suppliers to ensure quality and compliance requirements are met.

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

Our environment, health and safety group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2020, 2019 and 2018. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored or disposed of substances or wastes that are considered hazardous under Federal, state and/or foreign environmental laws, including CERCLA. As a result, the soil and groundwater at or under certain of these facilities is or may be contaminated, and we may be required to make significant expenditures to investigate, control and remediate such contamination, and in some cases to provide compensation and/or restoration for damages to natural resources. Currently, we are involved in investigation and remediation at 15 current or former facilities. We have also been identified as a PRP under applicable laws for environmental conditions at approximately 19 former waste disposal or reprocessing facilities operated by third parties at which investigation and/or remediation activities are ongoing.

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

Human Capital Management and Resources

We believe that our employees around the world embody our mission to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Together, their unyielding focus on patients defines our culture.

Demographics: As of December 31, 2020, we had approximately 30,250 employees in 47 countries. Approximately 57% of our employees are located in the U.S. (excluding Puerto Rico) and 43% are located outside of the U.S. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed. The average tenure of our employees is approximately eight years.

People Strategy: Our people are the heart and soul of our globally unified culture. Our People Strategy is designed to inspire individuals and encourage teams to work together for our patients and our communities. We invest in our workforce through the extensive programs, policies and initiatives described below to accelerate personal development and collaboration in service to our patients and we believe that these investments are a competitive advantage in recruiting our future workforce. To accelerate innovation, we strive to match the diverse knowledge, skills and capabilities of our talented employee community to our business needs. The following programs, policies and initiatives encompass some of the objectives and measures that we continue to focus on as part of our People Strategy:

•Diversity, Equity and Inclusion: Through a culture of inclusion, we foster a diverse mosaic of people that seek to mirror our patients and communities worldwide and create an agile and responsive work environment. The diversity of our people and their unique perspectives and experiences help us achieve our patient-focused mission and business objectives. We believe that our inclusive culture encourages all to pursue innovative ideas, develop leadership capabilities and gain valuable experiences to shape exciting careers. We have implemented measures that provide accountability for continually increasing our diversity. Our commitment to attracting diverse talent includes training our workforce in diversity sourcing strategies and partnering with external local and national organizations that develop and supply diverse talent, such as the United Negro College Fund, Inc., Prospanica, Ascend, Inc. and Women of Color in Pharma.

•The ongoing investment in our People and Business Resource Groups (PBRGs) represent one key lever that we use to support our acquisition, development and retention of diverse talent and the business objectives and career advancement and development needs of our employees. We maintain PBRG chapters worldwide where members network, learn skills, participate in learning development events and contribute to our business objectives in a tangible way. Our PBRGs are sponsored by members of our leadership team and are each led by a full-time dedicated leader who reports directly to a member of our leadership team. Our PBRGs include the Black Organization for Leadership and Development, the Bristol Myers Squibb Network of Women, the Cultivating Leadership and Innovation for Millennials and Beyond, the Differently-Abled Workplace Network, the PRIDE Alliance, the Organization for Latino Achievement, the Pan Asian Network and the Veterans Community Network.

•BMS and the Bristol Myers Squibb Foundation announced in August 2020 a combined investment of $300 million as part of a series of commitments designed to address health disparities, increase clinical trial diversity and increase the amount of business that we do with diverse suppliers.

•In 2020, we announced that we intend to expand the diversity of our workforce and leadership by doubling Black/African American and Hispanic/Latino representation at our executive levels in the U.S. by the end of 2022. Increasing the representation of women also remains an area of focus for management as we are committed to achieving gender parity at the executive level globally by the end of 2022. We have already achieved gender parity for the global BMS employee population.

•Career Growth and Development: We offer a broad range of professional training and education for the career advancement and leadership development of our employees. These programs are designed to help our employees find their purpose, pursue their passions and achieve their aspirations and accelerate business performance through stimulating work assignments, structured learning opportunities, PBRG sponsored programs and diverse work experiences. Employees have access to our expansive library of resources covering a wide range of special interest topics in multiple languages through a variety of top learning and development resources. In 2020, over 4 million learning activities were completed by our employees, consultants and partners. We are committed to cultivating the growth of our managers and senior leaders through virtual and in-classroom learning for new and experienced managers and senior leaders. Tuition reimbursement is available globally to eligible employees who, through their own initiation and desire for development, participate in accredited educational programs. Employees are encouraged to take on stretch assignments that maximize their learning experience.

•Employee Engagement: We also routinely conduct confidential employee engagement surveys of our global workforce, which provide feedback on employee satisfaction and engagement and cover a variety of topics such as company culture and values, execution of our strategy, diversity and inclusion and individual development, among others. Survey results are reviewed by our executive officers and board of directors, who analyze areas of progress or opportunity both at a company level as well as at a function level. Individual managers use survey results to implement actions and activities intended to increase the well-being of our employees. We believe that our employee engagement initiatives, competitive pay and benefit programs and career growth and development opportunities help increase employee satisfaction and tenure and reduce voluntary turnover.

•Total Rewards: We provide highly competitive benefits, compensation and work life offerings that reflect a Total Rewards Strategy to enable and empower the energy and talent of our workforce to deliver on our business strategy and transform patients' lives through science. Through our competitive pay and benefit program, we aim to attract, retain and incentivize diverse talented employees and executives capable of thriving and leading our business in a highly complex and competitive environment. Our benefits plans and programs (which necessarily vary by country) include in the U.S. choices for health coverage, including medical, pharmacy, dental, vision, pretax savings and spending accounts; financial protections through life insurance, supplemental health insurance and personal coverage and protections; and financial savings and well-being through a highly competitive 401(k) savings plan and financial well-being services. Similarly, our U.S. work life offerings encourage growth, well-being and recognition through tuition reimbursement, our Living Life Better well-being platform, our Bravo global recognition program encouraging team, peer to peer and individual recognition aligned to our values, onsite fitness centers in select locations and employee assistance program; provide support for welcoming and nurturing family members through paid parental leave to care for a new child, bridge back parent leave to ease transition of new parents back into work, adoption/surrogacy reimbursement, fertility/infertility benefits, support for traveling mothers and paid family care leave; assist employees in managing life during the workday and beyond through child, elder and pet care resources, commuter accounts and paid sick time; and provide our employees with opportunities to recharge and give back to our communities through vacation, holidays and annual paid volunteer days, paid bereavement leave, paid military leave and paid military family care leave. In addition, we offer market, competitive-base salaries as part of our overall Total Rewards package, annual incentives that recognize and reward company performance as well as individual results and long-term equity incentives that spurs employees' focus on long-term value creation. With respect to executives, a substantial proportion of their pay is variable, at-risk based on our financial and operational results and delivered in the form of equity, supporting alignment over the long term between our executives and our shareholders. We have used targeted equity-based grants with vesting conditions to facilitate retention of critical personnel.

Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Economic and Market Factors—COVID-19" for information on our human capital management actions in response to the COVID-19 pandemic.

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

Information relating to corporate governance at Bristol-Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol-Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2020 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2021 Proxy Statement will be available on our website under the “Investors—SEC Filings” caption within 120 days after the end of our fiscal year.

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

COVID-19 Pandemic Risks

The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.
The COVID-19 pandemic is affecting how we operate our business. If the negative impact from the COVID-19 pandemic extends beyond our assumed timelines, our results may be worse than expected. The full extent of the impact will depend on future developments, such as the ultimate duration and the severity of the spread of COVID-19 in the U.S. and globally, the effectiveness of federal, state, local and foreign governments’ mitigation actions, the pandemic’s impact on the U.S. and global economies, as well as factors affecting healthcare and the delivery of medicines to patients, including but not limited to those discussed above under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic and Market Factors”, and how quickly we can return to more normal operations, among other things.

Although we currently do not anticipate any disruption to the supply of our medicines to patients due to COVID-19, it is possible that we could experience manufacturing or supply issues due to COVID-19 in the future, which would increase the negative impact on our business and results of operations. For instance, we are experiencing and may continue to experience scarcity of certain raw materials and components as a result of the influx of COVID-19 vaccine orders receiving priority treatment from vendors. In addition, if a natural disaster or other potentially disruptive event occurs on top of the current pandemic, it could deplete our safety stock levels and we could experience a manufacturing, supply or distribution issue.

We have started to re-engage in in-person interactions by our customer-facing (field) personnel in health care settings in the U.S. and a number of other markets. If we determine that it is no longer safe to engage in these in-person interactions, we will likely return to a remote model of engagement. This transition could have a negative impact on our business. It is also possible that there could be a longer-lasting shift in interactions between field personnel and health care professionals that we have not anticipated, which could have a negative impact on our business and results of operations.

Although we have restarted clinical development activities, we continue to experience delays in the initiation and enrollment of patients in our clinical trials. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. In addition, we could experience additional delays or difficulties enrolling patients in clinical trials and/or delays or difficulties with our ongoing, fully enrolled clinical trials, which could further negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the approximately $53 billion of intangible assets as of December 31, 2020. In addition, although research and early development activities performed in laboratories have resumed, they were suspended for a period of time, which negatively impacted the advancement of early pipeline assets. We have plans to mitigate this impact, but if we are not be able to fully mitigate it, the breadth of our future pipeline opportunities could be adversely affected.

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

We could face additional risks from the impact of COVID-19 on our suppliers, vendors, outsourcing partners, alliance partners and other third parties that we rely on to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, selling, human resource, finance, IT and other business unit and functional services.

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

We are facing and could continue to face potential other negative consequences stemming from the COVID-19 pandemic, including but not limited to increased cyber threats to us and our partners such as phishing, social engineering and malware attacks, delays in planned integration milestones and ability to collect our receivables. It is possible that COVID-19 could exacerbate any of the other risks described in this 2020 Form 10-K as well.

At this time, we cannot predict the full extent of the negative impact that the COVID-19 pandemic will have on our business, financial condition, results of operations and/or cash flows.

Product, Industry and Operational Risks

Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.
Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which negatively impact our revenues and profit margins, including from (i) the impact of the increased pricing pressure from Medicare Part D formularies, Medicare Part B reimbursement rates (including the potential implementation of the pilot program by the Centers for Medicare & Medicaid Services (“CMS”) that would, among other things, set payment amounts to physicians on Part B drugs based on international drug prices and would include the Top 50 (by spending) Medicare Part B single source drugs, which would apply to many cancer medications), expanded utilization under the 340B Drug Pricing Program (“340B”), as well as commercial formularies in general; (ii) rules and practices of MCOs and institutional and governmental purchasers taking actions to control costs or shift the cost burden to manufacturers, including actions that could result in the exclusion of a product from, or the unfavorable placement of, a product on a MCO formulary; (iii) government administrative and policy changes and changes in laws and regulations for federal healthcare programs such as Medicare and Medicaid, other government actions and inquiries at the federal level that seek to amend pharmaceutical pricing and reimbursement practices such as using international pricing indexes, modifying the federal Anti-Kickback statute discount safe harbor, accelerating generic drug approval processes and granting additional authority to governmental agencies to manage drug utilization and negotiate drug prices (including the implementation of the 2020 regulation issued by the U.S. federal government authorizing states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S.) and laws at the state level (including laws that have been enacted in California, Vermont, Nevada and New York that are focused on drug cost transparency and/or limiting state spending on drugs); (iv) the potential impact of changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices, including from the December 21, 2020 final rule issued by the CMS on the calculation of average manufacturer price, best price, and Medicaid rebates that addresses copay assistance and product line extensions among other topics, and a previously issued rule addressing the inclusion of sales in U.S. Territories in the calculation of average manufacturer price and best price beginning on April 1, 2022); (v) the increased scrutiny of drug manufacturers (including any additional review of the Company or Celgene by the House Oversight and Reform Committee); (vi) reimbursement delays; (vii) government price erosion mechanisms across Europe and in other countries resulting in deflation for pharmaceutical product pricing; (viii) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries; (ix) collection delays or failures to pay in government-funded public hospitals outside the U.S.; (x) the impact on pricing from parallel trade and drug importation across borders; (xi) other developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (xii) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products. We expect that these market access constraints, pharmaceutical pricing controls and discounting and other restrictions will become more acute and will continue to negatively affect our future revenues and profit margins.

Additionally, in early 2016, Health Resources and Services Administration (“HRSA”) finalized a regulation regarding the 340B pricing methodology and providing guidelines for when civil monetary penalties may be issued for “knowing and intentional” manufacturer overcharges of 340B covered entities. The effective date of this regulation was January 1, 2019. Following the effective date, manufacturers who are found to have knowingly and intentionally overcharged 340B covered entities could be subject to significant monetary penalties. Such findings could also result in negative publicity that could harm the manufacturer’s reputation or cause business disruption. On December 10, 2020, HRSA issued the 340B Drug Pricing Program Alternative Dispute Resolution Final Rule (“ADR Final Rule”), which went into effect on January 13, 2021. The ADR Final Rule establishes an alternative dispute resolution (“ADR”) process for certain disputes (including disputes about overcharges, duplicate discounts or diversion). On December 30, 2020, the U.S. Department of Health and Human Services (HHS) Office of the General Counsel released an advisory opinion concluding that drug manufacturers are required to deliver discounts under the 340B Program on covered outpatient drugs when contract pharmacies are acting as agents of 340B covered entities. Over the course of the past few years, Celgene had received inquiries from HRSA regarding the limited distribution networks for Revlimid, Pomalyst, and Thalomid and compliance with the 340B program. We believe that we have complied with applicable legal requirements. If we are ultimately required to change our sales or pricing practices with regard to the distribution of these drugs under the 340B program, or if we were required to pay penalties under the applicable regulations, there would be an adverse effect on our revenues and profitability.

The public announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors’, products or late-stage compounds may cause significant volatility in our stock price and depending on the data, may result in an adverse impact on our business, financial condition or results of operations. If the development of any of our key late-stage product candidates is delayed or discontinued or a clinical study does not meet one or more of its primary endpoints, our stock price could decline significantly and there may be an adverse impact on our business, financial condition or results of operations.
We are focusing our efforts and resources in disease areas of high unmet need. With our more focused portfolio, investors are placing heightened scrutiny on some of our products or late-stage compounds. We have, however, experienced setbacks and may continue to do so as there are further developments in our clinical studies. For example, in December 2020, we announced that CheckMate -548, a Phase 3 trial evaluating the addition of Opdivo to the current standard of care (temozolomide and radiation therapy) in patients with newly diagnosed glioblastoma multiforme (GBM) with O6-methylguanine-DNA methyltransferase (MGMT) promoter methylation following surgical resection of the tumor, did not meet its primary endpoint of overall survival (OS) in patients with no baseline corticosteroid use or in the overall randomized population. Additionally, we inherited many late-stage compounds as well as prioritized brand portfolio in hematology and immunology through our acquisition of Celgene that may not meet expectations.

The announcement of data from our clinical studies, or those of our competitors, or news of any developments related to our, or our competitors’, products or late-stage compounds, such as Opdivo, has and will continue to cause significant volatility in our stock price and, depending on the news, may result in an adverse impact on our business, financial condition or results of operations. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key late-stage product candidates, any delay in our anticipated timelines for filing for regulatory approval or a significant advancement of a competitor, has and will continue to cause our stock price to decline significantly and may have an adverse impact on our business, financial condition or results of operations. There is no assurance that data from our clinical studies will support filings for regulatory approval, that our key product candidates may prove to be effective or as effective as other competing products, that, even if approved, any such products will become commercially successful for all approved indications, or that the indications of key products approved under the U.S. FDA’s Accelerated Approval Program that continued approval is contingent upon verification and description of clinical benefit in confirmatory trials will be withdrawn.

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

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to validity, enforceability and noninfringement challenges in patent litigations and post-grant review patent office proceedings. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to successfully challenge our rights and launch their generic versions of our drugs prior to the expiration of our intellectual property rights. In addition, in order to avoid the uncertainty and expense of litigation, among other reasons, we may decide to enter into settlements with generic manufacturers that permit generic competition prior to the expiration of our intellectual property rights. For example, we expect that some generic drug companies may market generic versions of Revlimid in the major European markets before the expiration of our intellectual property rights. In particular, as a result of patent settlements, we expect generic entry for Revlimid in the United Kingdom beginning on January 18, 2022, and in various other European countries where our Supplemental Protection Certificate is in force beginning on February 18, 2022.

In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. In addition, some countries are allowing competitors to manufacture and sell competing generic products, which negatively impacts the protections afforded the Company. Lower-priced generics or biosimilars for BMS biologic products or competing biologics could negatively impact our volumes and prices.

In addition, both the U.S. Congress and the U.S. FDA have taken steps to promote the development and approval of generic drugs and biosimilar biologics. For example, in December 2019, the U.S. Congress enacted legislation intended to facilitate generic companies’ access to drug samples. Section 610 of the Further Consolidated Appropriations Act, 2020, provides generic and biosimilar developers a private right of action to obtain sufficient quantities of drug samples from the reference product’s manufacturer in order to conduct testing necessary to obtain approval for generic or biosimilar products. This new law has the potential to have an adverse impact on our business.

There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2020 Form 10-K or that we assume when we provide our financial guidance.

We may experience difficulties or delays in the development and commercialization of new products.
Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. For example, we did not receive a decision on our BLA for liso-cel for the treatment of adults with relapsed or refractory (R/R) large B-cell lymphoma after at least two prior therapies by December 31, 2020 and as a result, on January 1, 2021, the Contingent Value Rights Agreement, dated as of November 20, 2019, pursuant to which contingent value rights that we issued in connection with the Celgene transaction terminated automatically in accordance with its terms and the contingent value rights are no longer eligible for payment under the Contingent Value Rights Agreement. In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA’s Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful. For example, in December 2020, we announced that we withdrew Opdivo’s indication for the treatment of patients with SCLC whose disease has progressed after platinum-based chemotherapy and at least one other line of therapy, which had been granted as an accelerated approval in 2018. This action was taken in consultation with the U.S. FDA in accordance with its standard procedures for evaluating accelerated approvals that have not met their post-marketing requirements and as part of a broader industry-wide evaluation.

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

We are unable to predict whether and when any further changes to laws or regulatory policies affecting our business could occur. For example, in the U.S., a partial federal government shutdown halted the work of many federal agencies and their employees from late December 2018 through late January 2019. While federal employees have since returned to work, a subsequent extended shutdown could result in reductions or delays of U.S. FDA’s activities, including with respect to our ongoing clinical programs, our manufacturing of our products and product candidates and our product approvals.

Regulatory approval delays are especially common when a product is expected to have a REMS, as required by the U.S. FDA to address significant risk/benefit issues, and we expect that certain of our future key products will be distributed in the U.S.

primarily through a REMS program. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

Certain novel approaches to the treatment of diseases, such as chimeric antigen receptor (“CAR”) T cell therapy, may present significant challenges and risks for us.
The development of novel approaches for the treatment of diseases, such as our acquisition in November 2019 of Celgene’s and Juno’s CAR T cell therapy programs, including Breyanzi (liso-cel) and ide-cel, presents many new challenges and risks due to the unique nature of genetic modification of patient cells ex vivo using certain viruses to reengineer these cells to ultimately treat diseases, including obtaining regulatory approval from U.S. FDA and other regulatory agencies that have limited experience with the development of cellular therapies involving genetic modification of patient cells; developing and deploying consistent and reliable processes, while limiting contamination, for engineering a patient’s cells ex vivo and infusing genetically modified cells back into the patient; developing processes for the safe administration of cellular therapies, including long-term follow-up for patients receiving cellular therapies; and sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process our potential CAR T products. The use of reengineered cells as a potential cancer treatment is a recent development and may not be broadly accepted by the regulatory, patient or medical communities. Further, we may not be able to satisfactorily establish the safety and efficacy or the reliability of these therapies through health authority approval, or demonstrate the potential advantages and side effects compared to existing and future therapies. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Furthermore, certain payment models could impact the interest of appropriate treatment sites in administering CAR T cell therapies, thereby limiting patient access. To date, only a few products that involve the genetic modification of patient cells have been approved for commercial sale. Moreover, the safety profiles of cellular therapies may adversely influence public perception and may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians and payers to subscribe to these novel treatment approaches. If we fail to overcome these and other challenges, or if significant adverse events are reported from similar therapies, our development of these novel treatment approaches may be hampered or delayed, which could adversely affect our future anticipated revenues and/or profitability related to these therapeutic programs.

We face intense competition from other manufacturers.
BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners, to deliver future growth. Competition is keen and includes (i) lower-priced generics and increasingly aggressive generic commercialization tactics, (ii) new competitive products entering the market, particularly in IO, (iii) lower prices for other companies’ products, real or perceived superior efficacy (benefit) or safety (risk) profiles or other differentiating factors, (iv) technological advances and patents attained by our competitors, (v) clinical study results from our products or a competitor’s products that affect the value proposition for our products, (vi) business combinations among our competitors and major third-party payers and (vii) competing interests for external partnerships to develop and bring new products to markets. If we are unable to compete successfully against our competitors’ products in the marketplace, this could have a material negative impact on our revenues and earnings.

We could experience difficulties, delays and disruptions in the manufacturing, distribution and sale of our products.
Our product supply and related patient access has been, and could in the future be, negatively impacted by difficulties, delays and disruptions in the manufacturing, distribution and sale of our products. Some of the difficulties, delays and disruptions include: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our vendors or suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a supplier, including sole source or single source suppliers, to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions; and (ix) disruption in supply chain continuity, including from natural disasters (such as hurricanes), global disease outbreaks such as COVID-19, acts of war or terrorism or other external factors over which we have no control impacting one or more of our facilities or at a critical supplier.

In addition, we have limited experience manufacturing CAR T cell therapies, and our processes may be more complicated or more expensive than the approaches taken by our current and future competitors. Our ability to source raw materials and supplies used to manufacture our CAR T cell therapies and to develop consistent and reliable manufacturing processes and distribution networks with an attractive cost of goods could impact future anticipated revenue and gross profit for our CAR T cell therapies. In addition, we may face challenges with sourcing raw materials and supplies for clinical and, if approved, commercial manufacturing. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material enters into and moves through the manufacturing process. As a result, even slight deviations at any point in the production process for our CAR T cell therapies or in material used in our CAR T cell therapies could result in loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to our CAR T cell therapies.

We may encounter difficulties integrating ours and Celgene’s businesses and operations and, therefore, may not fully realize the projected benefits from our acquisition of Celgene.
The ultimate success of our acquisition of Celgene and our ability to realize the anticipated benefits from the acquisition, including the expected cost savings and avoidance from synergies, innovation opportunities and operational efficiencies, depends on, among other things, how effective we are in integrating the Bristol Myers Squibb and Celgene operations, products and employees.

We are in the process of integrating a large number of manufacturing, operational and administrative systems to achieve consistency throughout the combined company, including with respect to human capital management, portfolio rationalization, finance and accounting systems, sales operations and product distribution, pricing systems and methodologies, cybersecurity systems, compliance programs and internal controls processes. This integration is a complex, costly and time-consuming process. If any difficulties in the integration of our operations were to occur, they could adversely affect our business, including, among other ways, causing a failure to meet demand for our products, or adversely affect our ability to meet our financial reporting obligations. Inconsistencies in standards, controls, procedures and policies may adversely affect our ability to maintain relationships with customers, suppliers, distributors, alliance partners, creditors, clinical trial investigators and managers of our clinical trials.

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

Regulatory, Intellectual Property, Litigation, Tax and Legal Compliance Risks

Litigation claiming infringement of intellectual property may adversely affect our future revenues and operating earnings.
We and certain of our subsidiaries are, and in the future may be, involved in various legal proceedings, including patent litigation, such as claims that our patents are invalid, unenforceable and/or do not cover the product of the generic drug manufacturer or where third parties seek damages and/or injunctive relief to compensate for alleged infringement of their patents by our commercial or other activities. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements, which may not be available on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale, or use of the affected product or products. Any of these events could have a material adverse effect on our profitability and financial condition.

Adverse outcomes in legal matters could negatively affect our business.
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product liability, consumer protection and commercial cases; (iii) anti-bribery regulations, such as the U.S. Foreign Corrupt Practices Act or UK Bribery Act, including compliance with ongoing reporting obligations to the government resulting from any settlements; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the alleged failure to fulfill obligations under supply contracts with the government and other customers or under other agreements relating to our business; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws and regulations; (viii) environmental, health, safety and sustainability matters; and (ix) tax liabilities resulting from assessments from tax authorities.

We are subject to a variety of U.S. and international laws and regulations.
We are currently subject to a number of government laws and regulations and in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and the financial condition of our Company. These include (i) new healthcare reform initiatives in the U.S. or in other countries, including pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions; (ii) judicial or other governmental decisions affecting pricing, drug reimbursement, receivable payments and access or marketing within or across jurisdictions; (iii) changes in intellectual property law; (iv) changes with respect to U.S. FDA compliance of manufacturing products (especially concerning good practice guidelines and regulations); (v) changes in accounting standards; (vi) new and increasing data privacy regulations and enforcement, particularly in the EU and the U.S.; (vii) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals; and (viii) the potential impact of importation restrictions, legislative and/or other regulatory changes.

In addition, the U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. For example, the U.S. FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. This is not specific to the Company, but in December 2020, we announced that we withdrew Opdivo’s indication for the treatment of patients with SCLC whose disease has progressed after platinum-based chemotherapy and at least one other line of therapy, which had been granted as an accelerated approval in 2018. This action was taken in consultation with the U.S. FDA in accordance with its standard procedures for evaluating accelerated approvals that have not met their post-marketing requirements and as part of a broader industry-wide evaluation. Also, we anticipate continued U.S. congressional interest in modifying provisions of the Affordable Care Act, particularly given the ruling in Texas v. Azar to invalidate the law as unconstitutional. The revenues that we generate by the health insurance exchanges and Medicaid expansion under the Affordable Care Act are not material, so the impact of the change in law and similar recent administration actions is expected to be limited. Any future replacement, modification or repeal of the Affordable Care Act may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, human resource, finance, IT and other business unit and functional services and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements, for example, in relation to the outsourcing of significant clinical development activities for innovative medicines to some contract research organizations; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) they may incur a significant cyberattack or business disruption; (vi) they may be subject to government orders or mandates that require them to give priority to the government and set aside pre-existing commercial orders; (vii) disputes may arise with respect to ownership of rights to technology developed with our partners; and (viii) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risks, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, UK Bribery Act, the EU’s General Data Protection Regulation, and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit drug or a product diverted from its authorized market may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name or diverted products. Thefts of inventory at warehouses, plants or while in-transit, which are then not properly stored and are later sold through unauthorized channels, could adversely impact patient safety, our reputation and our business. In addition, diversion of products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.

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

Information Technology and Cybersecurity Risks

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our, or our third-party providers’, systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we maintain cyber insurance, this insurance may not, however, be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Strategic, Business Development and Employee Attraction and Retention Risks

Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy is focused on delivering innovative, transformational medicines to patients in a focused set of disease areas. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. In connection with this strategy, we are in the process of integrating Celgene and MyoKardia and our ability to successfully integrate Celgene and MyoKardia could impact our results of operations. If we are not able to achieve the cost savings that we expect, this could negatively impact our operating margin and earnings results. In addition, we may be unable to consistently maintain an adequate pipeline, through internal R&D programs or transactions with third parties, to support future revenue growth. Competition among pharmaceutical companies for acquisition and product licensing opportunities is intense, and we may not be able to locate suitable acquisition targets or licensing partners at reasonable prices, or successfully execute such transactions. If we are unable to support and grow our marketed products, successfully execute the launches of newly approved products, advance our late-stage pipeline, manage change from our operating model evolution or manage our costs effectively, our operating results and financial condition could be negatively impacted.

We depend on several key products for most of our revenues, cash flows and earnings.
We derive a majority of our revenue and earnings from several key products. Our 13 prioritized brands comprised approximately 95% of revenues in 2020. We expect that Revlimid, Eliquis, Opdivo and Pomalyst/Imnovid will represent a significant percentage of our revenue, earnings and cash flows. A reduction in revenue from any of these products could adversely impact our earnings and cash flows. Also, if one of our major products were to become subject to issues such as loss of patent protection, significant changes in demand, formulary access changes, material product liability, unexpected side effects, regulatory proceedings, negative publicity, supply disruption from our manufacturing operations or third-party supplier or a significant advancement of competing products, we may incur an adverse impact on our business, financial condition, results of operations or trading price of our stock.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $1.6 billion in 2020. Our pretax income could be adversely affected if the royalty streams decline in future periods.

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
We have acquired, or in-licensed, a number of other assets. Although we are committed to reducing our debt, we expect to continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates may not materialize due to low product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies resulting from cost savings and avoidance, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Substantial difficulties, costs and delays could result from integrating our acquisitions, including for (i) R&D, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; and (iii) tax considerations. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture, the value of those securities will fluctuate and may depreciate in value. We may not control the company in which we acquire securities, such as in connection with a collaborative arrangement, and as a result, we will have limited ability to determine its management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks.

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

If the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. Moreover, due to the substantial amount of debt that we incurred to finance the cash portion of the Celgene and MyoKardia acquisitions, there can be no assurance of when we will be able to expand our business development capacity. Pursuing these opportunities may require us to obtain additional equity or debt financing, and could result in increased leverage and/or a downgrade of our credit ratings.

Failure to attract and retain highly qualified workforce could affect our ability to successfully develop and commercialize products.
Our success is largely dependent on our continued ability to attract and retain highly qualified scientific, technical and management workforce, including people with expertise in clinical R&D, governmental regulation and commercialization, and in connection with our Celgene acquisition, integrate two unique corporate cultures and maintain employee morale. Competition for qualified talent in the biopharmaceutical field is intense. We cannot be sure that we will be able to retain quality talent of both Bristol Myers Squibb and Celgene or that the costs of doing so will not materially increase.

Market, Liquidity and Credit Risks

Our significant additional indebtedness that we incurred in connection with the Celgene and MyoKardia acquisitions and our issuance of additional shares in connection with the Celgene acquisition could have negative consequences.
Our acquisitions of Celgene and MyoKardia increased the amount of our debt resulting in additional interest expense. Additional cash will be required for any dividends declared due to additional shares issued in connection with the Celgene acquisition. Both of these factors could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends.

Adverse changes in U.S. and global economic and political conditions could adversely affect our profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 37% of our revenues outside of the U.S. in 2020. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar. We have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU. In particular, the exit of the UK from the EU, which occurred on January 31, 2020, has created uncertainties affecting our business operations in the UK and the EU and may have an impact on our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products, and may require changes to our legal entity structure in the UK and the EU. While we are still assessing the details of the EU-UK Trade and Cooperation Agreement (which was formally approved by the U.K. House of Commons on December 30, 2020 and is expected to be formally approved by the EU legislature in March 2021) and related impact on our UK business and other operations, we currently do not believe that these matters and other related financial effects will have a material impact on our consolidated results of operations, financial position or liquidity.

In addition, there is currently uncertainty around the phase out of LIBOR. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD-LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD-LIBOR as a reference rate by no later than December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate ("SOFR"). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR and whether LIBOR rates will cease to be published or supported before or after 2021. We have issued variable rate debt based on LIBOR and have undertook interest rate swaps that contain a variable element based on LIBOR. We have also entered into certain agreements and have amended certain other agreements to rely on SOFR as an alternative interest rate method to LIBOR and we cannot predict what the impact of these agreements and amendments and SOFR could have on us. Although SOFR appears to be the preferred replacement rate for USD LIBOR at this time, if the financial market coalesces around an alternative benchmark rate method to LIBOR that is different than SOFR, we may need to renegotiate these agreements and may be negatively impacted by the renegotiated terms, which may adversely affect our interest rates and result in higher borrowing costs that we cannot predict. In addition, the phase out or replacement of LIBOR could cause disruptions in the credit markets that leads to a downgrade of our current credit rating, which could increase our future borrowing costs and our cost of capital, impair our ability to access capital and credit markets on terms commercially acceptable to us and adversely affect our liquidity and capital resources.

Finally, our business and operations may be adversely affected by political volatility, conflicts or crises in individual countries or regions, including terrorist activities or war.

There can be no guarantee that we will pay dividends or repurchase stock.
The declaration, amount and timing of any dividends fall within the discretion of our Board of Directors. The Board’s decision will depend on many factors, including our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board may deem relevant. A reduction or elimination of our dividend payments or dividend program could adversely affect our stock price. In addition, we could, at any time, decide not to buy back any more shares in the market, which could also adversely affect our stock price.

Our amended bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain lawsuits between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum that it finds favorable for such lawsuits and make it more costly for our stockholders to bring such lawsuits, which may have the effect of discouraging such lawsuits.
Our amended bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, creditors or other constituents, (iii) action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended bylaws or (iv) action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding will be another state or federal court of the State of Delaware. Our bylaws also provide that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to this forum selection provision.

The Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another state or federal court of the State of Delaware) will have the fullest authority allowed by law to issue an anti-suit injunction to enforce this forum selection clause and to preclude suit in any other forum. However, this forum selection provision is not intended to apply to any actions brought under the Securities Act of 1933 (the "Securities Act"), as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, the forum selection provision in our amended bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Nevertheless, this forum selection provision in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers and other employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. In addition, stockholders who do bring a claim in the Court of Chancery in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. While we believe the risk of a court declining to enforce the forum selection provision contained in our amended bylaws is low, if a court were to find the provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
Our principal executive offices are located at 430 East 29th Street, 14th Floor, New York, NY. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 210 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, are in good operating condition and provide adequate production capacity for our current and projected operations. We also believe that none of our properties is subject to any material encumbrance, easement or other restriction that would detract materially from its value or impair its use in the operation of the business. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance.”

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2020:

	Manufacturing	R&D
United States	5	11
Europe	2	1
Total	7	12

Item 3.	LEGAL PROCEEDINGS.
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART IA

Information about our Executive Officers

Listed below is information on our executive officers as of February 10, 2021. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer Member of the Leadership Team	56	2014 to 2015 – Chief Operating Officer and Director of the Company 2015 to 2017 – Chief Executive Officer and Director of the Company 2017 to present – Chairman of the Board and Chief Executive Officer
Christopher Boerner, Ph.D. Executive Vice President, Chief Commercialization Officer Member of the Leadership Team	50	2014 to 2015 – Executive Vice President, Seattle Genetics
2015 to 2017 – President and Head of U.S. Commercial
2017 to 2018 – President and Head, International Markets
		2018 to present – Executive Vice President, Chief Commercial Officer
Adam Dubow Senior Vice President, Chief Compliance and Ethics Officer Member of the Leadership Team	54	2013 to 2015 – Vice President and Assistant General Counsel, China, Japan and Intercon Region and EMAC Region
2015 to 2018 – Vice President and Associate General Counsel, Research and Development
		2018 to present – Senior Vice President, Chief Compliance and Ethics Officer
Joseph E. Eid, M.D. Senior Vice President and Head of Global Medical Affairs Member of the Leadership Team	53	2014 to 2017 – Vice President, Head of Oncology Global Medical Affairs, Merck 2017 to 2019 – Head of Global Medical 2017 to present – Senior Vice President and Head of Global Medical Affairs
David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	52	2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Devices and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene
		2019 to present – Executive Vice President and Chief Financial Officer
Samit Hirawat, M.D. Executive Vice President, Chief Medical Officer, Global Drug Development Member of the Leadership Team	52	2012 to 2016 – Senior Vice President & Global Program Head, Novartis
2017 to 2019 – Executive Vice President, Head of Oncology Development, Novartis
		2019 to present – Executive Vice President, Chief Medical Officer, Global Drug Development
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	60	2007 to 2014 – General Counsel and Corporate Secretary 2014 to 2015 – Executive Vice President, General Counsel and Corporate Secretary 2015 to present – Executive Vice President, General Counsel
Elizabeth A. Mily Executive Vice President, Strategy & Business Development Member of the Leadership Team	53	2010 to 2020 – Managing Director, Barclays Investment Bank 2020 to present – Executive Vice President, Strategy & Business Development
Ann M. Powell Executive Vice President, Chief Human Resources Officer Member of the Leadership Team	55	2009 to 2013 – Chief Human Resources Officer, Shire Pharmaceuticals
2013 to 2016 – Senior Vice President, Global Human Resources
2016 to 2019 – Senior Vice President, Chief Human Resources Officer
		2019 to present – Executive Vice President, Chief Human Resources Officer
Karen Santiago Senior Vice President and Corporate Controller	50	2012 to 2015 – Vice President Finance, Global Manufacturing and Supply
2015 to 2016 – Vice President Finance, U.S. Commercial and Global Capability Hub
2016 to 2018 – Lead, Enabling Functions and Finance Transformation
		2018 to present – Senior Vice President and Corporate Controller
Louis S. Schmukler Executive Vice President and President, Global Product Development and Supply Member of the Leadership Team	65	2011 to 2017 – President, Global Product Development and Supply
2017 to 2019 – Senior Vice President and President, Global Product Development and Supply
		2019 to present – Executive Vice President and President, Global Product Development and Supply
Rupert Vessey, M.A., B.M., B.Ch., F.R.C.P., D.Phil. Executive Vice President, Research and Early Development Member of the Leadership Team	56	2015 to 2019 – President of Research and Early Development, Celgene 2019 to present – Executive Vice President, Research and Early Development
Paul von Autenried Executive Vice President, Chief Information Officer Member of the Leadership Team	59	2012 to 2016 – Senior Vice President, Enterprise Services and Chief Information Officer
2016 to 2019 – Senior Vice President, Chief Information Officer
		2019 to present – Executive Vice President, Chief Information Officer

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.
Bristol-Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2021 was 36,187.

The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by EQ Shareowner Services, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Equity Compensation Plan Information

Information required by this item will be contained in our 2021 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers-Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders’ returns of our common shares with the cumulative total stockholders’ returns of the companies listed in the Standard & Poor’s 500 Index and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Biogen, Gilead, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Pfizer, Roche and Sanofi. The graph assumes $100 investment on December 31, 2015 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2016, 2017, 2018, 2019 and 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2015	2016	2017	2018	2019	2020
Bristol-Myers Squibb	$100.00	$86.51	$93.18	$81.16	$103.67	$104.10
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	99.45	114.61	126.10	147.87	150.86

Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
October 1 to 31, 2020	9,489,912	$59.95	8,901,702	$5,385
November 1 to 30, 2020	7,355,624	63.02	7,333,449	4,923
December 1 to 31, 2020	8,529,764	61.63	8,359,055	4,408
Three months ended December 31, 2020	25,375,300		24,594,206
(a)    Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)    In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock and in November 2019 further increased its authorization for the repurchase of our common stock by approximately $7.0 billion. In February 2020, the Board of Directors approved an increase of $5.0 billion to the total outstanding share repurchase authorization. The remaining share repurchase capacity under the program was approximately $4.4 billion as of December 31, 2020. Refer to “Item 1. Financial Statements-Note 16. Equity” for information on the share repurchase program. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock.

Item 6.	SELECTED FINANCIAL DATA.
The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. This information should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes included elsewhere in this 2020 Form 10-K including disclosures related to the November 20, 2019 acquisition of Celgene.

The selected historical financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes.

Five Year Financial Summary

Amounts in Millions, except per share data	2020	2019	2018	2017	2016
Income Statement Data:
Total Revenues	$42,518	$26,145	$22,561	$20,776	$19,427

Net (Loss)/Earnings	(8,995)	3,460	4,947	975	4,507
Net (Loss)/Earnings Attributable to:
Noncontrolling Interest	20	21	27	(32)	50
BMS	(9,015)	3,439	4,920	1,007	4,457

Net (Loss)/Earnings per Common Share Attributable to BMS:
Basic	$(3.99)	$2.02	$3.01	$0.61	$2.67
Diluted	(3.99)	2.01	3.01	0.61	2.65

Weighted average common shares outstanding:
Basic	2,258	1,705	1,633	1,645	1,671
Diluted	2,258	1,712	1,637	1,652	1,680

Cash dividends paid on BMS common and preferred stock	$4,075	$2,679	$2,613	$2,577	$2,547

Cash dividends declared per common share	$1.84	$1.68	$1.61	$1.57	$1.53

Financial Position Data at December 31:
Cash and cash equivalents	$14,546	$12,346	$6,911	$5,421	$4,237
Marketable debt securities(a)(b)	1,718	3,814	3,623	3,739	4,724
Total Assets	118,481	129,944	34,986	33,551	33,707
Long-term debt(a)	50,336	46,150	6,895	6,975	6,465
Equity	37,882	51,698	14,127	11,847	16,347
(a)Includes current and non-current portion.
(b)Prior period amounts were conformed to current period presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2020 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.

The comparison of 2019 to 2018 results has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the year ended December 31, 2019—“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 24, 2020.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2020 Form 10-K for terms used throughout the document.

We completed the Celgene transaction on November 20, 2019. Our consolidated financial statements for 2020 include a full year of Celgene operations. On November 17, 2020, we completed our acquisition of MyoKardia for approximately $13.1 billion in cash. We expect that our acquisitions of Celgene and MyoKardia will further position us as a leading biopharmaceutical company, expanding our oncology, hematology, immunology and cardiovascular portfolios with several near-term assets and additional external partnerships. Refer to “—Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

The COVID-19 pandemic is resulting in significant risks and disruptions to the health and welfare of the global population and economy. Although the pandemic has not had a significant impact on our results of operations, it remains difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The impact will depend on future developments such as the ultimate duration and recovery from the pandemic, government actions, impact on the U.S. and global economies, customer behavior changes and timing for resumption to our normal operations, among others. Refer to “—Economic and Market Factors” for further information.

In 2020, we received 13 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including multiple regulatory milestone achievements for Opdivo and Opdivo+Yervoy combinations and have over 50 unique compounds in clinical development. We are investigating Opdivo alone and in combination with Yervoy and other anti-cancer agents for a wide array of tumor types. We continue to expand in the field of hematology, where we have the leading presence, through in-line assets Revlimid and Pomalyst. In 2020, we received regulatory approvals for Zeposia and Onureg and received EMA validation for liso-cel for the treatment of large B-cell lymphoma. Additionally, our pipeline shows significant added promise in hematology malignancies through our CELMoD agents (iberdomide and CC-92480), multiple modalities targeting B-Cell Maturation Antigen (“BCMA”) and the next generation of cell therapy agents. We are expanding our portfolio in immunology with a near term launch opportunity for deucravacitinib, our TYK2 inhibitor. Additionally in the cardiovascular space, Eliquis is a leading oral anti-coagulant drug, and we continue to experience growth in both the Eliquis brand and market while also advancing our Factor XIa inhibitor program. With the acquisition of MyoKardia, we bolstered our leading cardiovascular franchise and added exceptional scientific capabilities, mavacamten a potentially transformative new medicine with significant commercial potential and a promising pipeline of candidates.

In 2020, our revenues increased 63% as a result of the Celgene acquisition, which contributed $15.7 billion of revenues or 60% of the growth, and higher demand for Eliquis. The GAAP loss per share of $3.99 in 2020 as compared to the GAAP EPS of $2.01 in 2019 was primarily due to the IPRD charge resulting from the MyoKardia asset acquisition and charges relating to the Celgene acquisition including (i) amortization of acquired intangible assets, (ii) the unwinding of inventory fair value adjustments and (iii) tax charges resulting from an internal transfer of certain intangible assets and the Otezla* divestiture, partially offset by higher revenues and fair value adjustments to contingent value rights and equity investments. After adjusting for specified items, non-GAAP EPS increased $1.75 as result of the Celgene acquisition.

Highlights

The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2020	2019
Total Revenues	$42,518	$26,145

Diluted (Loss)/Earnings Per Share
GAAP	$(3.99)	$2.01
Non-GAAP	6.44	4.69

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

Economic and Market Factors

COVID-19

The COVID-19 pandemic continues to affect global healthcare systems as well as major economic and financial markets. Virtually all industries are facing challenges associated with the economic conditions resulting from efforts to address this pandemic. For example, many entities in certain industries have seen sharp declines in revenues due to regulatory and organizational mandates (e.g., “shelter in place” mandates, non-essential business and school closures) and voluntary changes in consumer behavior (e.g., “physical distancing”). Many entities continue to experience conditions often associated with a sudden and severe economic downturn. Such conditions may include financial market volatility, erosion of market value, deteriorating credit, liquidity concerns, further increases in government intervention, increasing unemployment, broad declines in consumer discretionary spending, increasing inventory levels, reductions in production because of decreased demand and supply constraints, layoffs and furloughs and other restructuring activities.

We continue to monitor the impact on our business resulting from wider restrictions in select states and non-U.S. countries. This is a dynamically changing environment and we continue to react to outbreaks throughout the world by re-enforcing our directives to keep our workforce safe in order to provide our patients with life-sustaining medicines. Continued escalating infection rates could negatively affect our planned recovery, pressuring demand from less patient visits and channel mix if unemployment data trends remain unfavorable.

We have not incurred and do not anticipate disruptions to the supply of our medicines for patients due to the COVID-19 pandemic. However, we are experiencing scarcity of certain raw materials and components as a result of the influx of COVID-19 vaccine orders receiving priority treatment from vendors. All of our internal manufacturing facilities and key contract manufacturers are operating with proper measures taken to help ensure employee safety. We have increased the number of our lab workers where it is safe to do so. We have implemented a number of measures to protect the health and safety of our workforce, including, where needed, a mandatory work-from-home policy for our global workforce who can perform their jobs from home as well as restrictions on business travel, and workplace and in-person meetings. Depending on local conditions, field-based personnel began in-person customer interactions in healthcare settings where it is safe to do so and approved by the government. The remote engagement model has continued to support healthcare professionals, patient care and access to our medicines. Although certain field-based sales teams have begun in person engagement in selected states and non-U.S. regions, the majority of interactions remain remote.

The situation remains dynamic and challenging to assess the potential impact on our operations such as the ability and willingness of patients to access treatment centers or obtain a prescription and changes in prescribing patterns that may potentially affect our operations in the long-term. Certain changes in buying patterns have occurred, including payers implementing policies to encourage larger prescription sizes and earlier refills to help patients avoid trips to the pharmacy. However, fewer patient office visits are resulting in lower than previously expected new patient starts. Although it is difficult to estimate the impact of these factors, we do not believe that they had a significant impact on our revenues during 2020.

The timing of specific product launches depends on the relevant facts and circumstances for each situation. For example, we delayed the commercialization of Zeposia in the U.S. based on the best health interest of our patients, customers and workforce. In contrast, Reblozyl was available for MDS patients following its approval for this additional indication in April 2020 and Onureg was available for patients with AML in September 2020. Our expanded U.S. patient assistance programs provided certain covered BMS medicines free to eligible patients that lost employment and health insurance due to COVID-19. It is uncertain what the aggregate impact of the above factors and potential changes in channel mix will have on our revenues and expenses during 2021.

We restarted clinical development activities after pausing the opening of additional sites during the first months of the onset of the COVID-19 pandemic. However, we experienced a slight slowdown of our clinical studies again in the fourth quarter. In addition, certain delays have occurred due to slower enrollment. Patient enrollment for certain new clinical studies and ongoing studies at new sites are carefully being started when the safety of study participants, our employees and staff at clinical trial sites, regulatory compliance and scientific integrity of trial data can be assured. We expect many new studies to start through the first quarter of 2021 following the completion of feasibility assessments, rigorous planning and selected protocol simplifications. Previously suspended research and early development activities performed in laboratories recommenced in all major sites in the U.S. although close monitoring of the situation continues.

The COVID-19 pandemic has increased the volatility of the financial markets, foreign currency exchanges and interest rates. Although we incurred downward adjustments to our equity investment fair values in the first quarter of 2020, the fair values have subsequently recovered. Lower interest rates and changes of the U.S. Dollar relative to foreign currencies have not had a material impact to our operations. The carrying value of our intangible assets was approximately $53 billion at December 31, 2020. Significant charges might occur in future periods due to a decline in previously expected cash flows as a direct or indirect result of the pandemic. This may occur due to delays in the enrollment or timely completion of clinical programs, FDA site inspections and other interactions with regulatory bodies in general, regulatory approvals, launches of newly approved products or lower demand in general. See risk factor on the Company’s risk factors resulting from the COVID-19 pandemic included under “Part I—Item 1A. Risk Factors—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.”

Governmental Actions

Additional regulations in the U.S. may occur in the future, including healthcare reform initiatives, further changes to tax laws and pricing laws and potential importation restrictions, that may reduce our results of operations, operating cash flow, liquidity and financial flexibility. For example, in November 2020 the U.S. federal government issued regulations regarding U.S. drug prices and payment for pharmaceutical products, including regulations that: (1) would reduce physician reimbursement for certain Medicare Part B drugs administered in doctors’ offices or hospitals to a “most favored nation price” drawn from the lowest price paid by certain countries in the Organisation for Economic Co-operation and Development, which would apply to many cancer medications; (2) would authorize states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S.; and (3) would reform the use of rebates in Medicare Part D. The outcome of these regulations remains uncertain as a result of ongoing litigation and other factors. See risk factor on the Company’s risk factors on the executive orders included under “Part I—Item 1A. Risk Factors—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.”

We continue to monitor the potential impact of the economic conditions in certain European and other countries and the related impact on prescription trends, pricing discounts and creditworthiness of our customers. We believe these economic conditions will not have a material impact on our liquidity, cash flow or financial flexibility.

The UK departed from the EU on January 31, 2020. The departure began a transition period that ended on December 31, 2020 with a signature of a Trade and Cooperation Agreement between the UK and the EU. Similar to other companies in our industry, certain regulatory, trade, labor and other aspects of our business have been affected during the transition period and will over time. These matters and other related financial effects did not have a material impact on our consolidated results of operations, financial position or liquidity. Our sales in the UK represent less than 3% of our total revenues. See “Item 1A. Risk Factors—Adverse changes in U.S. and global economic and political conditions could adversely affect our profitability” for more information on the impact on the Company of the exit of the UK from the EU.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2020:

Product	Date	Approval

Opdivo	November 2020	EC approval of Opdivo for the treatment of adults with unresectable advanced, recurrent or metastatic ESCC after prior fluoropyrimidine- and platinum-based combination chemotherapy.

Opdivo+Yervoy	November 2020
EC approval of Opdivo plus Yervoy with two cycles of platinum-based chemotherapy for the first-line treatment of adult patients with metastatic NSCLC whose tumors have no sensitizing epidermal growth factor receptor mutation or anaplastic lymphoma kinase translocation.

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

The FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. This is not specific to BMS, but we have two Opdivo indications that are subject to this review by the FDA in the third-line treatment of SCLC and second-line treatment of HCC. On December 29, 2020, in consultation with the FDA, we made the decision to withdraw the Opdivo indication in the third-line treatment of SCLC from the U.S. market. The second-line treatment of HCC is being reviewed by the FDA.

The following is a summary of the significant approvals received in 2021:
•In January 2021, the FDA approved the use of Opdivo in combination with Cabometyx* for the first-line treatment of patients with advanced RCC.
•In February 2021, the FDA approved Breyanzi (lisocabtagene maraleucel; liso-cel) for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy.
•In February 2021, the EC approved Inrebic for the treatment of disease-related splenomegaly or symptoms in adult patients with primary myelofibrosis, post-polycythaemia vera myelofibrosis or post-essential thrombocythaemia myelofibrosis, who are Janus Associated Kinase inhibitor naïve or have been treated with ruxolitinib.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2020 and in early 2021.

Strategy

Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. Our four strategic priorities are to drive enterprise performance, maximize the value of our commercial portfolio, ensure the long-term sustainability of our pipeline through combined internal and external innovation and establish our new culture and embed our people strategy.

We are developing new medicines in the following core therapeutic areas: (i) oncology with a priority in certain tumor types; (ii) hematology with opportunities to broaden our franchise and potentially sustain a leadership position in multiple myeloma; (iii) immunology with priorities in relapsing multiple sclerosis, psoriasis, lupus, RA and inflammatory bowel disease; (iv) cardiovascular disease and; (v) fibrotic disease with priorities in lung and liver. We continue to advance the next wave of innovative medicines by investing significantly in our pipeline both internally and through business development activities. We have expanded our oncology, hematology and immunology portfolios with several near-term assets and additional external partnerships. We have invested in our oncology portfolio by pursuing both monotherapy and combination approaches and advancing our next wave of early assets and to explore new collaboration opportunities across our therapeutic areas of focus. We remain focused and well-resourced in our cancer development programs and seek to broaden the use of Opdivo in earlier lines of therapy, expand into new tumors, accelerate next wave oncology mechanisms and develop treatment options for refractory oncology patients. For hematology, we have opportunities to launch several new medicines in the near-term with additional pipeline opportunities in the longer term. There is a broad effort to continue to address the unmet medical need in multiple myeloma and we are working across multiple modalities and mechanisms of action such as cereblon modulator (“CELMoD”), T-cell Engager and CAR T-cell therapy. Beyond cancer, we continue to advance our early stage portfolio in immunology, cardiovascular and fibrotic diseases and strengthen our partnerships with a diverse group of companies and academic institutions in new and expanded research activities. We believe our differentiated internal and external focus contributes to the advancing of our pipeline of potentially transformational medicines.

Our commercial model has been successful with revenues from our prioritized brands continuing to grow, which demonstrates strong execution of our strategy. We continue to drive adoption of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. Eliquis continues to grow, leveraging its best in class clinical profile and extensive real world data and is now the number one novel oral anticoagulant in total prescriptions globally. Revlimid and Pomalyst have transformed the treatment of multiple myeloma, where we have a leading presence, and we continue to seek opportunities to leverage the significant medical and commercial expertise to address areas of high unmet medical need. We are building on the continued success of our other prioritized brands and remain strongly committed to Orencia and Sprycel. We are also optimistic on the future growth and near-term opportunities of Reblozyl, a first-in-class medicine, Inrebic, Zeposia and Onureg. Through our operating model transformation, our commercial infrastructure is leveraged for potential growth.

Our operating model continues to evolve and we have been successful in focusing commercial, R&D and manufacturing resources on prioritized brands and markets, strengthening our R&D capabilities in tumor biology, patient selection and new biomarkers, delivering leaner administrative functions and streamlining our manufacturing network to reflect the importance of biologics in our current and future portfolio. The evolution in our operating model, which focuses on maintaining a disciplined approach in marketing, selling and administrative expenses, will enable us to deliver the necessary strategic, financial and operational flexibility to invest in the highest priority opportunities within our portfolio. We will continue to make progress towards integrating the companies on the commercial and research and development area. Through our Celgene acquisition restructuring activities, we expect to realize $3.0 billion of synergies resulting from cost savings and avoidance through 2022 and our integration efforts across general and administrative, manufacturing, R&D, procurement and streamlining the Company's pricing and information technology infrastructure.

Looking ahead, we will continue to implement our biopharma strategy by driving the growth of prioritized brands, executing product launches, investing in our diverse and innovative pipeline, aided by strategic business development, focusing on prioritized markets, increasing investments in our biologics manufacturing capabilities and maintaining a culture of continuous improvement.

Acquisitions, Divestitures, Licensing and Other Arrangements

Significant acquisitions, divestitures, licensing and other arrangements during 2020 are summarized below. Refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

MyoKardia - We acquired MyoKardia, a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. The acquisition provides us with rights to MyoKardia’s lead asset, mavacamten, a potential first-in-class cardiovascular medicine for the treatment of obstructive hypertrophic cardiomyopathy that has completed Phase III development with an anticipated NDA submission in the first quarter of 2021.

Dragonfly - We obtained a global exclusive license to Dragonfly’s interleukin-12 (IL-12) investigational immunotherapy program, including its extended half-life cytokine DF6002.

Forbius - We acquired Forbius, a privately held, clinical-stage protein engineering company that designs and develops biotherapeutics for the treatment of cancer and fibrotic diseases. The acquisition provides us with full rights to Forbius’s TGF-beta program, including the program’s lead investigational asset, AVID200, which is in Phase I development.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,		2020 vs. 2019
Dollars in Millions	2020	2019	% Change	Foreign Exchange(b)
United States	$26,577	$15,342	73%	—
Europe	9,853	6,266	57%	1%
Rest of the World	5,457	4,013	36%	(2)%
Other(a)	631	524	20%	—
Total	$42,518	$26,145	63%	—
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues in 2020 were impacted by an increase from Revlimid, Pomalyst/Imnovid and other Celgene products of $10.7 billion, which contributed 69% of the growth, and higher demand for Eliquis, partially offset by lower demand for Opdivo. Average net selling prices increased by 1% in 2020.

Europe

•Europe revenues in 2020 were impacted by an increase in Celgene products of $3.3 billion, which contributed 52% of the growth and higher demand for Eliquis and Opdivo, partially offset by lower demand for established brands. Average net selling prices were lower in 2020.

Rest of the World

•Rest of the World revenues in 2020 were impacted by an increase in Celgene products of $1.7 billion, which contributed approximately 43% of the growth, and higher demand for Eliquis, partially offset by lower demand for established brands. Average net selling prices were lower in 2020.

No single country outside the U.S. contributed more than 10% of total revenues in 2020 and 2019. Our business is typically not seasonal.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

	Year Ended December 31, 2020
Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2020	$391	$1,859	$2,416	$4,666
Provision related to sales made in:
Current period	5,824	7,687	5,290	18,801
Prior period	3	(92)	(17)	(106)
Payments and returns	(5,586)	(6,859)	(4,820)	(17,265)
Foreign currency translation and other	13	—	224	237
Balance at December 31, 2020	$645	$2,595	$3,093	$6,333

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,		% Change
Dollars in Millions	2020	2019	2020 vs. 2019
Gross product sales	$60,016	$37,206	61%
GTN Adjustments
Charge-backs and cash discounts	(5,827)	(3,675)	59%
Medicaid and Medicare rebates	(7,595)	(4,941)	54%
Other rebates, returns, discounts and adjustments	(5,273)	(3,416)	54%
Total GTN Adjustments	(18,695)	(12,032)	55%
Net product sales	$41,321	$25,174	64%

GTN adjustments percentage	31%	32%	(1)%
U.S.	37%	40%	(3)%
Non-U.S.	16%	15%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $106 million and $132 million for 2020 and 2019, respectively. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage decreased primarily due to the addition of Celgene hematology brands, which have lower GTN adjustment percentages, partially offset by higher U.S. Eliquis gross product sales, which have higher U.S. GTN adjustment percentages.

Product Revenues

	Year Ended December 31,		% Change
Dollars in Millions	2020	2019	2020 vs. 2019
Prioritized Brands
Revlimid	$12,106	$1,299	**
U.S.	8,291	899	**
Non-U.S.	3,815	400	**

Eliquis	9,168	7,929	16%
U.S.	5,485	4,755	15%
Non-U.S.	3,683	3,174	16%

Opdivo	6,992	7,204	(3)%
U.S.	3,945	4,344	(9)%
Non-U.S.	3,047	2,860	7%

Orencia	3,157	2,977	6%
U.S.	2,268	2,146	6%
Non-U.S.	889	831	7%

Pomalyst/Imnovid	3,070	322	**
U.S.	2,136	226	**
Non-U.S.	934	96	**

Sprycel	2,140	2,110	1%
U.S.	1,295	1,191	9%
Non-U.S.	845	919	(8)%

Yervoy	1,682	1,489	13%
U.S.	1,124	1,004	12%
Non-U.S.	558	485	15%

Abraxane	1,247	166	**
U.S.	873	122	**
Non-U.S.	374	44	**

Empliciti	381	357	7%
U.S.	230	246	(7)%
Non-U.S.	151	111	36%

Reblozyl	274	—	N/A
U.S.	259	—	N/A
Non-U.S.	15	—	N/A

Inrebic	55	5	**
U.S.	55	5	**
Non-U.S.	—	—	N/A

Onureg	17	—	N/A
U.S.	17	—	N/A
Non-U.S.	—	—	N/A

Zeposia	12	—	N/A
U.S.	10	—	N/A
Non-U.S.	2	—	N/A

	Year Ended December 31,		% Change
Dollars in Millions	2020	2019	2020 vs. 2019
Established Brands
Vidaza	$455	$58	**
U.S.	2	1	100%
Non-U.S.	453	57	**

Baraclude	447	555	(19)%
U.S.	12	20	(40)%
Non-U.S.	435	535	(19)%

Other Brands(a)	1,315	1,674	(21)%
U.S.	575	383	50%
Non-U.S.	740	1,291	(43)%

Total Revenues	42,518	26,145	63%
U.S.	26,577	15,342	73%
Non-U.S.	15,941	10,803	48%
** Change in excess of 100%.
(a)    Includes BMS and Celgene products in 2019.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. and International revenues increased due to the inclusion of a full year of Celgene product revenues in 2020.

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 15% in 2020 due to higher demand, partially offset by lower average net selling prices of approximately 10%. The lower average net selling price is primarily due to unfavorable channel mix, increase in the Medicare Part D coverage gap per patient in 2020, and to a lesser extent, higher contractual rebates.

•International revenues increased 16% in 2020 due to higher demand, partially offset by lower average net selling prices.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma and stomach. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, RCC, and CRC. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

•U.S. revenues decreased 9% in 2020 due to lower demand caused by declining second-line eligibility across tumor indications, increased competition for adjuvant melanoma and lower demand from COVID-19 (primarily lower new patient starts and patient visits), partially offset by higher demand due to the launch of the Opdivo+Yervoy combination for NSCLC and continued growth from RCC indication.

•International revenues increased 7% in 2020 due to higher demand as a result of additional indication launches in new countries.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderately to severely active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 6% in 2020 due to higher demand.

•International revenues increased 7% in 2020 due to higher demand.

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

•U.S. and International revenues increased due to the inclusion of a full year of Celgene product revenues in 2020.

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

•U.S. revenues increased 9% in 2020 due to higher demand and higher average net selling prices.

•International revenues decreased 8% in 2020 due to lower demand as a result of increased generic competition.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma.

•U.S. revenues increased 12% in 2020 due to the launch of the Opdivo+Yervoy combination for NSCLC.

•International revenues increased 15% in 2020 due to higher demand as a result of approvals for additional indications and launches primarily in Europe, partially offset by lower average net selling prices.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. and International revenues increased due to the inclusion of a full year of Celgene product revenues in 2020.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions. In November 2019, the FDA approved Reblozyl for the treatment of anemia in adult patients with beta thalassemia who require RBC transfusions and in April 2020, the FDA approved Reblozyl for the treatment of anemia failing an erythropoiesis stimulating agent in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. Reblozyl was launched in April 2020.

Inrebic (fedratinib) — an oral kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

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

Vidaza (azacitidine for injection) — is a pyrimidine nucleoside analog that has been shown to reverse the effects of deoxyribonucleic acid hypermethylation and promote subsequent gene re-expression and is indicated for treatment of patients with the following myelodysplastic syndrome subtypes: refractory anemia or refractory anemia with ringed sideroblasts (if accompanied by neutropenia or thrombocytopenia or requiring transfusions), refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and chronic myelomonocytic leukemia (CMMoL).

•International revenues increased due to the inclusion of a full year of Celgene product revenues in 2020.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•International revenues decreased 19% in 2020 due to lower demand and average net selling prices resulting from generic competition.

Other Brands — includes all other brands, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

•U.S. revenues include $295 million and $27 million from Celgene products in the 2020 and 2019, respectively.

•International revenues decreased primarily due to divestiture of the UPSA business in 2019 and certain other brands and continued generic erosion.

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

Onureg had 1.5 months of inventory on hand at December 31, 2020 in the U.S. to support the product launch. The inventory is expected to be worked down as demand increases post launch.

Zeposia had 2.2 months of inventory on hand internationally in the distribution channel at September 30, 2020 to support the product launch in Germany. The inventory is expected to be worked down as demand increases post launch.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 75% of total gross sales of U.S. products for the year ended December 31, 2020. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2020 is not available prior to the filing of this 2020 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,		% Change
Dollar in Millions	2020	2019	2020 vs 2019
Cost of products sold(a)	$11,773	$8,078	46%
Marketing, selling and administrative	7,661	4,871	57%
Research and development	11,143	6,148	81%
IPRD charge - MyoKardia acquisition	11,438	—	N/A
Amortization of acquired intangible assets	9,688	1,135	**
Other (income)/expense, net	(2,314)	938	**
Total Expenses	$49,389	$21,170	**
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of products sold

Cost of products sold include material, internal labor and overhead costs from our owned manufacturing sites, third-party product supply costs and other supply chain costs managed by our global manufacturing and supply organization. Cost of products sold also includes royalties and profit sharing, certain excise taxes, foreign currency hedge settlement gains and losses and impairment charges. Cost of products sold typically vary between periods as a result of product mix and volume (particularly royalties and profit sharing), and to a lesser extent changes in foreign currency, price, inflation, costs attributed to manufacturing site exits and impairment charges. Cost of products sold excludes amortization from acquired intangible assets.

•Cost of products sold increased by $3.7 billion in 2020, primarily due to unwinding of inventory fair value adjustments ($2.0 billion), higher royalties and Eliquis profit sharing ($650 million), higher Celgene product costs (approximately $600 million) and an impairment charge related to Inrebic marketed product rights ($575 million).

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

•Marketing, selling and administrative expenses increased by $2.8 billion in 2020, primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition (approximately $2.0 billion), higher advertising and promotion expenses and a cash settlement of MyoKardia unvested stock awards ($241 million).

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

•Research and development expense increased by $5.0 billion in 2020, primarily due to costs associated with the broader portfolio resulting from the Celgene acquisition (approximately $3.3 billion, excluding bluebird and Dragonfly charges), license and asset acquisition charges of $1.0 billion relating to Dragonfly, bluebird, Forbius, Cormorant and Nektar, an IPRD impairment charge resulting from the decision to discontinue further development of the orva-cel program ($470 million) and a cash settlement of MyoKardia unvested stock awards ($241 million).

IPRD charge - MyoKardia acquisition

IPRD charges represents the costs of IPRD assets acquired in a transaction other than a business combination.

•The MyoKardia acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired (excluding cash and deferred taxes) was allocated to a single asset, mavacamten. The IPRD charge related to the MyoKardia transaction is presented separately due to the significance of the charge.

Amortization of Acquired Intangible Assets

Amortization of intangible assets acquired as a result of business combinations.

•Amortization of acquired intangible assets increased by $8.6 billion in 2020 due to a full year amortization of Revlimid, Pomalyst/Imnovid and other marketed product rights obtained in the Celgene acquisition.

Other (income)/expense, net

•Other (income)/expense, net changed by $3.3 billion in 2020, primarily due to fair value adjustments to contingent value rights and equity investments in 2020 and other items discussed below.

Components of Other (income)/expense, net were as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019
Interest expense	$1,420	$656
Contingent consideration	(1,757)	523
Royalties and licensing income	(1,527)	(1,360)
Equity investment gains	(1,228)	(275)
Integration expenses	717	415
Provision for restructuring	530	301
Litigation and other settlements	(194)	77
Transition and other service fees	(149)	(37)
Investment income	(121)	(464)
Reversion excise tax	76	—
Divestiture gains	(55)	(1,168)
Intangible asset impairment	21	15
Pension and postretirement	(13)	1,599
Acquisition expenses	—	657
Other	(34)	(1)
Other (income)/expense, net	$(2,314)	$938

•Interest expense increased due to $19.0 billion of notes issued in May 2019 and $19.9 billion of Celgene debt assumed in the acquisition.
•Contingent consideration primarily includes fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.
•Royalties and licensing income includes diabetes business royalties, Keytruda* and Tecentriq* royalties, and up-front and milestone licensing fees for products that have not obtained commercial approval. Refer to “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
•Equity investment gains includes fair value adjustments on equity investments that have readily determinable fair value and other observable price changes on equity investments without readily determinable fair values. Refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” for more information. Our share of income from equity method investments was $72 million in 2020. A termination fee related to our Europe and Asia partnership with Sanofi of $80 million was included in 2019.
•Integration expenses include consulting fees incurred primarily in connection with Celgene integration activities.
•Provision for restructuring includes exit and other costs primarily related to the Celgene acquisition plans. We have achieved approximately $1.4 billion of annualized pre-tax cost savings in 2020 related to the Celgene Acquisition Plan and are on track to achieve the annualized pre-tax cost savings of approximately $3.0 billion through 2022 as detailed in the restructuring activities. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring” for further information.
•Transition and other service fees primarily includes Otezla* divestiture related fees in 2020.
•Investment income includes $197 million of interest income earned on the net proceeds of the notes issued in May 2019 to fund a portion of the Celgene acquisition in 2019.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company. Refer to “Item 8. Financial Statements and Supplementary Data—Note 17. Retirement Benefits” for further information.
•Divestiture gains includes a $1.2 billion gain on sale of the UPSA business in 2019.
•Pension and postretirement includes a special termination benefits charge of $1.5 billion in 2019 relating to the termination of the Bristol-Myers Squibb Retirement Income Plan.
•Acquisition expenses include the following items related to the Celgene transaction in 2019: (1) upfront bridge facility commitment fee, (2) acquisition financing hedge losses and (3) financial advisory, legal, proxy filing and other regulatory fees.

Income Taxes

	Year Ended December 31,
Dollars in Millions	2020	2019
(Loss)/Earnings Before Income Taxes	$(6,871)	$4,975
Provision for Income Taxes	2,124	1,515
Effective Tax Rate	(30.9)%	30.5%

Impact of Specified Items	46.5%	(15.7)%
Effective Tax Rate Excluding Specified Items	15.6%	14.8%

The tax impact attributed to specified items was primarily due to the unwinding of inventory fair value adjustments and intangible asset amortization resulting from the Celgene acquisition, a non-deductible MyoKardia IPRD charge and non-taxable fair value adjustments to contingent value rights in the current year. In addition, a $853 million deferred tax charge resulting from an internal transfer of certain intangible assets and an additional $266 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities were included in 2020. The tax impact attributed to specified items including the Otezla* divestiture, pension settlement charges, gain on sale of the UPSA business divestiture and other specified items increased the effective tax rate in the prior year. The effective tax rate excluding specified items includes a tax reserve release due to lapse of statue of $81 million in 2019. Other favorable discrete tax adjustments were approximately $140 million in 2020 and $170 million in 2019 primarily resulting from finalization of prior year tax returns and the impact of the Swiss tax reform (2019 only). Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for further information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets beginning in the fourth quarter of 2019, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory fair value adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (vii) costs of acquiring a priority review voucher, (viii) IPRD charge resulting from the MyoKardia acquisition, (ix) divestiture gains or losses, (x) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (xi) pension, legal and other contractual settlement charges, (xii) interest expense on the notes issued in May 2019 incurred prior to our Celgene transaction and interest income earned on the net proceeds of those notes, (xiii) equity investment and contingent value rights fair value adjustments and (xiv) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from internal transfer of intangible assets and the Otezla* divestiture. We also provide international revenues for our priority products excluding the impact of foreign exchange. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on February 4, 2021 and are incorporated herein by reference.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019
Inventory purchase price accounting adjustments	$2,688	$660
Intangible asset impairment	575	—
Employee compensation charges	4	1
Site exit and other costs	33	197
Cost of products sold	3,300	858

Employee compensation charges	275	27
Site exit and other costs	4	9
Marketing, selling and administrative	279	36

License and asset acquisition charges	1,003	25
IPRD impairments	470	32
Inventory purchase price accounting adjustments	36	—
Employee compensation charges	282	33
Site exit and other costs	115	167
Research and development	1,906	257

IPRD charge - MyoKardia acquisition	11,438	—

Amortization of acquired intangible assets	9,688	1,062

Interest expense(a)	(159)	322
Contingent consideration	(1,757)	523
Royalties and licensing income	(168)	(24)
Equity investment gains	(1,156)	(279)
Integration expenses	717	415
Provision for restructuring	530	301
Litigation and other settlements	(239)	75
Investment income	—	(197)
Reversion excise tax	76	—
Divestiture gains	(55)	(1,168)
Pension and postretirement	—	1,635
Acquisition expenses	—	657
Other	—	2
Other (income)/expense, net	(2,211)	2,262

Increase to pretax income	24,400	4,475

Income taxes on items above	(1,733)	(687)
Income taxes attributed to Otezla* divestiture	266	808
Income taxes attributed to internal transfer of intangible assets	853	—
Income taxes	(614)	121

Increase to net earnings	$23,786	$4,596
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2020	2019
Net (Loss)/Earnings Attributable to BMS used for Diluted EPS Calculation — GAAP	$(9,015)	$3,439
Specified Items	23,786	4,596
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$14,771	$8,035

Weighted-Average Common Shares Outstanding – Diluted – GAAP	2,258	1,712
Incremental Shares Attributable to Share-Based Compensation Plans	35	—
Weighted Average Common Shares Outstanding — Diluted – Non-GAAP	2,293	1,712

Diluted (Loss)/Earnings Per Share Attributable to BMS — GAAP	$(3.99)	$2.01
Diluted EPS Attributable to Specified Items	10.43	2.68
Diluted EPS Attributable to BMS — Non-GAAP	$6.44	$4.69

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

	December 31,
Dollars in Millions	2020	2019
Cash and cash equivalents	$14,546	$12,346
Marketable debt securities — current	1,285	3,047
Marketable debt securities — non-current	433	767
Total cash, cash equivalents and marketable debt securities	16,264	16,160
Short-term debt obligations	(2,340)	(3,346)
Long-term debt	(48,336)	(43,387)
Net debt position	$(34,412)	$(30,573)

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities or the repurchase of debt securities prior to maturity or common stock. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, approximately $15.8 billion of debt maturing through 2024 as well as any debt repurchases through redemptions or tender offers.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The remaining share repurchase authority authorization under the program was $1.0 billion as of December 31, 2019. Our Board of Directors approved an increase of $5.0 billion to the share repurchase authorization for our common stock in February 2020, increasing the total outstanding share repurchase authorization to approximately $6.0 billion. In 2020, the ASR agreements that we executed in 2019 to repurchase an aggregate $7 billion of common stock were settled. We also repurchased approximately 27 million shares of its common stock for $1.6 billion during the year ended December 31, 2020. The remaining share repurchase capacity under the share repurchase program was approximately $4.4 billion as of December 31, 2020. Refer to “Item 8. Financial Statements and Supplementary Data—Note 16. Equity” for additional information. In January 2021, our Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock.

Dividend payments were $4.1 billion in 2020, $2.7 billion in 2019 and $2.6 billion in 2018. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $750 million in 2020, $800 million in 2019 and $1.0 billion in 2018 and are expected to be approximately $1.3 billion in 2021 and $1.2 billion in 2022. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of December 31, 2020.

As of December 31, 2020, we had four revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility that expired in January 2021, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended in January 2021 to September 2024 and July 2025, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Our $1.0 billion facility and our two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at December 31, 2020 and 2019. In January 2021, we entered into a 364-day $2.0 billion facility expiring in January 2022, which is extendable annually by one year on the anniversary date with the consent of the lenders.

In November 2020, we entered into a $4.0 billion delayed draw term loan credit agreement consisting of a $2.0 billion 364-day tranche and a $2.0 billion two-year tranche. The term facility provides for customary terms and conditions with no financial covenants and may be used for general corporate purposes. Any unused credit expires on April 9, 2021. No borrowings were outstanding under the term loan as of December 31, 2020. In February 2021, we terminated the delayed draw term loan credit agreement.

Also in November 2020, we issued an aggregate principal amount of $7.0 billion of fixed rate unsecured senior notes at maturities ranging from 3 years to 30 years. The net proceeds were used to fund a portion of the aggregate cash consideration payable to MyoKardia shareholders in connection with our acquisition of MyoKardia and to pay related fees and expenses. Interest is payable semi-annually. The notes rank equally in right of payment with all of our existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

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

Credit Ratings

Our current long-term and short-term credit ratings assigned by Moody’s Investors Service are A2 and Prime-1, respectively, with a stable long-term credit outlook, and our current long-term and short-term credit ratings assigned by Standard & Poor’s are A+ and A-1, respectively with a negative long-term credit outlook. The long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in Millions	2020	2019
Cash flow provided by/(used in):
Operating activities	$14,052	$8,210
Investing activities	(10,859)	(9,913)
Financing activities	(1,151)	7,621

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

The $5.8 billion change in cash flow from operating activities compared to 2019 was primarily due to the Celgene acquisition, including higher collection and payments in the ordinary course of business, partially offset by higher interest payments of $1.2 billion and income tax payments of $1.9 billion (including $1.1 billion attributed to the Otezla* divestiture) and the cash settlement of unvested MyoKardia stock awards of approximately $500 million.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase, proceeds from business divestitures (including royalties), the sale and maturity of marketable securities and upfront and contingent milestones from licensing arrangements.

The $946 million change in cash flow from investing activities compared to 2019 was primarily attributable to:
•Lower business divestiture proceeds of approximately $15.0 billion primarily due to the divestitures of Otezla* and UPSA consumer health business in 2019.
Partially offset by:
•Lower net acquisition and other payments of approximately $11.7 billion primarily due to the acquisitions of Celgene in 2019 and MyoKardia in 2020; and
•Changes in the amount of marketable debt securities held of $2.3 billion.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $8.8 billion change in cash flow from financing activities compared to 2019 was primarily attributable to:
•Lower net borrowing activity of $13.3 billion primarily resulting from the issuance of notes to fund the acquisitions of Celgene in 2019 and MyoKardia in 2020 and lower repayments of debt maturities in 2020; and
•Higher dividend payments of approximately $1.4 billion.
Partially offset by:
•Lower stock repurchase of $5.8 billion primarily resulting from the accelerated stock repurchase cash payment of $7.0 billion in 2019.

Contractual Obligations and Off-Balance Sheet Arrangements

Payments due by period for our contractual obligations at December 31, 2020 were as follows:

	Obligations Expiring by Period
Dollars in Millions	Total	2021	2022	2023	2024	2025	Later Years
Short-term borrowings	$340	$340	$—	$—	$—	$—	$—
Long-term debt	48,711	2,000	4,750	4,767	4,286	4,201	28,707
Interest on long-term debt(a)	21,835	1,573	1,522	1,389	1,280	1,169	14,902
Operating leases(b)	1,916	196	189	193	158	136	1,044
Purchase obligations	5,306	2,027	953	703	629	472	522
Uncertain tax positions(c)	87	87	—	—	—	—	—
Deemed repatriation transition tax	3,295	339	339	567	798	1,008	244
Total(d)	$81,490	$6,562	$7,753	$7,619	$7,151	$6,986	$45,419
(a)    Includes estimated future interest payments and periodic cash settlements of derivatives.
(b)    Refer to "Item 8. Financial Statements and Supplementary Data—Note 13. Leases” for further information regarding our leases.
(c)    Includes only short-term uncertain tax benefits because of uncertainties regarding the timing of resolution.
(d)    Excludes other non-current liabilities because of uncertainties regarding the timing of resolution.

We are committed to an aggregate $22.0 billion of potential future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $8.1 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $13.9 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $14.7 billion that we would be obligated to pay to alliance partners upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” for further information regarding our alliances.

Contingent value rights were issued in connection with the Celgene acquisition. These rights were measured at fair value and payments were contingent upon the achievement of future regulatory milestones. Each CVR right entitled the shareholder to receive a one-time potential payment of $9.00 in cash only upon FDA approval of all three of the following milestones: (i) ozanimod by December 31, 2020, (ii) liso-cel (JCAR017) by December 31, 2020, and (iii) ide-cel (bb2121) by March 31, 2021. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.

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

We maintain DSAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 75% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

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

Revenue Recognition

Our accounting policy for revenue recognition has a substantial impact on reported results and relies on certain estimates. Revenue is recognized following a five-step model: (i) identify the customer contract; (ii) identify the contract’s performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation; and (v) recognize revenue when or as a performance obligation is satisfied. Revenue is also reduced for GTN sales adjustments discussed below, all of which involve significant estimates and judgment after considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix (e.g. Medicare or Medicaid), current contract prices under applicable programs, unbilled claims and processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revise information or actual experience.

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

In the U.S. and certain other countries, customers are offered cash discounts as an incentive for prompt payment, generally approximating 2% of the invoiced sales price. Accounts receivable is reduced for the estimated amount of cash discount at the time of sale and the discount is typically taken by the customer within one month.

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

Long-lived Assets

Intangible Assets Valuations

A significant amount of the purchase price for the Celgene acquisition was allocated to intangible assets, including commercially marketed products and IPRD assets. Our intangible assets were $53.2 billion as of December 31, 2020 and $64.0 billion as of December 31, 2019.

Identifiable intangible assets are measured at their respective fair values as of the acquisition date. We engaged an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. The fair value of these assets were estimated using discounted cash flow models. These models required the use of the following significant estimates and assumptions among others:

•Identification of product candidates with sufficient substance requiring separate recognition;
•Estimates of revenues and operating profits related to commercial products or product candidates;
•Eligible patients, pricing and market share used in estimating future revenues;
•Probability of success for unapproved product candidates and additional indications for commercial products;
•Resources required to complete the development and approval of product candidates;

•Timing of regulatory approvals and exclusivity;
•Appropriate discount rate by products;
•Market participant income tax rates; and
•Allocation of expected synergies to products.

We believe the estimated and preliminary fair value assigned to intangible assets acquired used reasonable estimates and assumptions considering the facts and circumstances as of the acquisition date.

Impairment and Amortization of Long-lived Assets, including Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected LOE, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets is subjective and requires significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation. In 2020, a $575 million impairment charge was recorded in Cost of products sold resulting from lower cash flow projections reflecting revised commercial forecasts for Inrebic, resulting in the full impairment of the asset. Additionally, a $470 million impairment charge was recorded in Research and development expense resulting from the decision to discontinue further development of the orva-cel program. Inrebic and orva-cel were obtained in connection with the acquisition of Celgene.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of net assets acquired in a business combination. Goodwill was $20.5 billion and $22.5 billion as of December 31, 2020 and 2019, respectively.

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

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $3.5 billion at December 31, 2020 (net of valuation allowances of $2.8 billion) and $2.1 billion at December 31, 2019 (net of valuation allowances of $2.8 billion).

The U.S. federal net operating loss carryforwards were $1.5 billion at December 31, 2020. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2021 (certain amounts have unlimited lives).

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

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. Spending on these programs represent approximately 40% of our annual R&D expenses in the last three years. Opdivo was the only investigational compound or marketed product that represented greater than 10% of our R&D expenses in the last three years. Our late-stage development programs could potentially have an impact on our revenue and earnings within the next few years if regulatory approvals are obtained and products are successfully commercialized. The following are the developments in our marketed products and our late-stage pipeline:

Product	Indication	Date	Developments

Revlimid	Lymphoma	February 2020	Received supplemental Japan NDA approval for Revlimid in relapsed or refractory follicular lymphoma and marginal zone lymphoma.

Product	Indication	Date	Developments

Opdivo	NSCLC	October 2020	Announced that the Phase III CheckMate-816 trial met a primary endpoint of pathologic complete response in resectable NSCLC.
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

	RCC	January 2021	Announced FDA approval of Opdivo in combination with Cabometyx* for the first-line treatment of patients with advanced RCC. The approval is based on the Phase III CheckMate-9ER trial.
October 2020
Ono, our alliance partner for Opdivo in Japan, announced that the companies have submitted a supplemental application for combination therapy of Opdivo and Cabometyx* for development and commercialization in Japan, to expand the use for the combination therapy for the treatment of unresectable or metastatic RCC, for a partial change in approved items of the manufacturing and marketing approval.

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

	Gastric and Esophageal Cancers	January 2021
Announced that the FDA has accepted the sBLA for Opdivo for the treatment of patients with resected esophageal or gastroesophageal junction cancer in the adjuvant setting, after neoadjuvant chemoradiation therapy. The FDA granted the application Priority Review and assigned a PDUFA goal date of May 20, 2021. The application is based on results from the Phase III CheckMate-577 trial.

January 2021
Announced that the EMA validated its MAA for Opdivo as an adjuvant treatment for esophageal or gastroesophageal junction cancer in adult patients with residual pathologic disease after neoadjuvant chemoradiotherapy and resection. The application is based on results from the Phase III CheckMate-577 trial.

January 2021
Announced that the FDA has accepted the sBLA for Opdivo, in combination with fluoropyrimidine- and platinum-containing chemotherapy, for the treatment of patients with advanced or metastatic gastric cancer, gastroesophageal junction cancer or esophageal adenocarcinoma, based on results from the CheckMate -649 trial. The FDA granted the application Priority Review and assigned a PDUFA goal date of May 25, 2021. The application is based on results from the pivotal Phase III Checkmate-649 trial.

January 2021
Announced that the EMA validated the Type II Variation MAA for Opdivo in combination with fluoropyrimidine- and platinum-based combination chemotherapy for the first-line treatment of adult patients with advanced or metastatic gastric cancer, gastroesophageal junction cancer or esophageal adenocarcinoma. The application is based on results from the pivotal Phase III Checkmate-649 trial.

December 2020
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application for Opdivo to expand the use for the treatment of unresectable advanced or recurrent gastric cancer, for a partial change in approved items of the manufacturing and marketing approval.

November 2020
Announced EC approval of Opdivo for the treatment of adults with unresectable advanced, recurrent or metastatic esophageal squamous cell carcinoma after prior fluoropyrimidine- and platinum-based combination chemotherapy.

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

Product	Indication	Date	Developments

Opdivo	Gastric and Esophageal Cancers	August 2020
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
February 2020
Ono, our alliance partner for Opdivo in Japan, announced that Japan’s MHLW approved Opdivo for the treatment of patients with unresectable advanced or recurrent ESCC that has progressed following chemotherapy. The approval was based on the Phase III ATTRACTION-3 trial conducted by Ono in collaboration with BMS, which evaluated Opdivo versus chemotherapy (docetaxel or paclitaxel) for the treatment of patients with unresectable advanced or recurrent ESCC refractory or intolerant to combination therapy with fluoropyrimidine and platinum-based drugs.

	SCLC	December 2020
Announced that in consultation with the FDA, we withdrew the U.S. indication for Opdivo in SCLC following platinum-based chemotherapy and at least one other line of therapy. Opdivo was granted accelerated approval for SCLC in 2018 based on surrogate endpoints from the Phase I/II CheckMate-032 trial in advanced or metastatic solid tumors, which demonstrated encouraging response rates and duration of response in SCLC. However, subsequent confirmatory studies in different treatment settings, CheckMate-451 and CheckMate-331, did not meet their primary endpoints of overall survival.

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

	Glioblastoma	December 2020
Following a routine review by an independent data monitoring commitee (DMC), BMS was informed that the Phase III CheckMate-548 trial, evaluating Opdivo plus standard of care (temozolomide and radiation therapy) in newly diagnosed glioblastoma multiforme with O6-methylguanine-DNA methyltransferase promoter methylation following surgical resection of the tumor, will not meet its primary endpoint of overall survival in patients with no baseline corticosteroid use or in the overall randomized population. Based on the DMC recommendation, investigators will be unblinded to treatment assignments, and patients currently deriving benefit from Opdivo permitted to continue treatment if agreed to with their physician.

	Bladder	February 2021
Announced results from the Phase III CheckMate-274 trial, which showed that Opdivo significantly improved disease-free survival as an adjuvant treatment across all randomized patients with surgically resected, high-risk muscle-invasive urothelial carcinoma and in the subgroup of patients whose tumors express PD-L1 ≥1%, meeting both of the study’s primary endpoints.

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

Product	Indication	Date	Developments

Opdivo+Yervoy	NSCLC	November 2020
Announced EC approval of Opdivo plus Yervoy with two cycles of platinum-based chemotherapy for the first-line treatment of adult patients with metastatic NSCLC whose tumors have no sensitizing epidermal growth factor receptor mutation or anaplastic lymphoma kinase translocation.

November 2020
Ono, our alliance partner for Opdivo in Japan, announced that the companies received approval in Japan for the following combination therapies of Opdivo and Yervoy for the first-line treatment of unresectable, advanced or recurrent NSCLC for a partial change in approved items of the manufacturing and marketing approval in Japan: (i) combination therapy with Opdivo and Yervoy, (ii) combination therapy with Opdivo, Yervoy plus chemotherapy and (iii) combination therapy with Opdivo and chemotherapy

May 2020
Announced FDA approval of Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy for the first-line treatment of adult patients with metastatic or recurrent NSCLC with no EGFR or ALK genomic tumor aberrations. The therapy is approved for patients with squamous or non-squamous disease and regardless of PD-L1 expression.

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

	MPM	October 2020
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

Product	Indication	Date	Developments

Opdivo+Yervoy	RCC	September 2020
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

Empliciti+ Revlimid	Multiple Myeloma	March 2020
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

	Beta Thalassemia	June 2020	Announced EC approval of Reblozyl for adult patients with transfusion-dependent anemia associated with beta thalassemia.

Product	Indication	Date	Developments

Zeposia	UC	February 2021
Announced that the FDA has accepted the sNDA for Zeposia for the treatment of adults with moderately to severely active UC. The FDA granted the application Priority Review and assigned a PDUFA goal date of May 30, 2021.

		December 2020	Announced that the EMA validated the MAA for Zeposia for the treatment of adults with moderately to severely active UC.
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

Inrebic	Myelofibrosis	February 2021
Announced EC approval for Inrebic for the treatment of disease-related splenomegaly (enlarged spleen) or symptoms in adult patients with primary myelofibrosis, post-polycythaemia vera myelofibrosis or post-essential thrombocythaemia myelofibrosis, who are JAK inhibitor naïve or have been treated with ruxolitinib.

Onureg	AML	September 2020
Announced FDA approval of Onureg (azacitidine) for the continued treatment of adult patients with AML who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and who are not able to complete intensive curative therapy.

May 2020
Announced that the EMA validated the MAA for CC-486 (Onureg) for the maintenance treatment of adult patients with AML, who achieved complete remission or complete remission with incomplete blood count recovery, following induction therapy with or without consolidation treatment, and who are not candidates for, or who choose not to proceed to, hematopoietic stem cell transplantation.

Breyanzi (liso-cel)	Lymphoma	February 2021
Announced that the FDA approved Breyanzi (lisocabtagene maraleucel; liso-cel), for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified (including DLBCL arising from indolent lymphoma), high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B.

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

deucravacitinib (BMS-986165)	Plaque Psoriasis	February 2021	Announced positive results from POETYK PSO-2, the second pivotal Phase III trial evaluating deucravacitinib, a novel, oral, selective tyrosine kinase 2 inhibitor, for the treatment of patients with moderate to severe plaque psoriasis. POETYK PSO-2 evaluated deucravacitinib 6 mg once daily and met both co-primary endpoints versus placebo, with significantly more patients achieving Psoriasis Area and Severity Index (PASI 75), defined as at least a 75 percent improvement of baseline PASI, and a static Physician's Global Assessment (sPGA) score of clear or almost clear (sPGA 0/1) after 16 weeks of treatment with deucravacitinib.
November 2020
Announced results from the Phase III POETYK PSO-1 trial evaluating deucravacitinib (BMS-986165), a novel, oral, selective tyrosine kinase 2 inhibitor, for the treatment of patients with moderate to severe plaque psoriasis. POETYK PSO-1 met both co-primary endpoints versus placebo, with more patients achieving Psoriasis Area and Severity Index (PASI) 75, defined as at least a 75 percent improvement in PASI, and a static Physician’s Global Assessment (sPGA) score of clear or almost clear (sPGA 0/1) after 16 weeks of treatment. The trial also met multiple key secondary endpoints, including showing deucravacitinib was superior to Otezla* in the proportion of patients reaching a PASI 75 response and sPGA 0/1 at Week 16.

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

Special Note Regarding Forward-Looking Statements

This 2020 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy generally and in relation to our ability to realize the projected benefits of our acquisitions of Celgene and MyoKardia, the full extent of the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug costs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain patent exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2020 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2020 Form 10-K not to occur. Except as otherwise required by federal securities law, we undertake no obligation to release publicly any updates or revisions to any forward-looking statements as a result of new information, future events, changed circumstances or otherwise after the date of this 2020 Form 10-K.

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

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $742 million and $358 million at December 31, 2020 and December 31, 2019, respectively, reducing earnings over the remaining life of the contracts.

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

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency interest rate swap contracts designated to hedge the Company's net investment in its Japan subsidiary. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there were a 100 basis point increase in short-term or long-term interest rates as of December 31, 2020 and December 31, 2019, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 100 basis points in long-term interest rates at December 31, 2020 and December 31, 2019 would decrease the fair value of long-term debt by $4.7 billion and $3.8 billion, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2020	2019	2018
Net product sales	$41,321	$25,174	$21,581
Alliance and other revenues	1,197	971	980
Total Revenues	42,518	26,145	22,561

Cost of products sold(a)	11,773	8,078	6,467
Marketing, selling and administrative	7,661	4,871	4,551
Research and development	11,143	6,148	6,332
IPRD charge - MyoKardia acquisition	11,438	—	—
Amortization of acquired intangible assets	9,688	1,135	97
Other (income)/expense, net	(2,314)	938	(854)
Total Expenses	49,389	21,170	16,593

(Loss)/Earnings Before Income Taxes	(6,871)	4,975	5,968
Provision for Income Taxes	2,124	1,515	1,021
Net (Loss)/Earnings	(8,995)	3,460	4,947
Noncontrolling Interest	20	21	27
Net (Loss)/Earnings Attributable to BMS	$(9,015)	$3,439	$4,920

(Loss)/Earnings per Common Share
Basic	$(3.99)	$2.02	$3.01
Diluted	(3.99)	2.01	3.01
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE (LOSS)/INCOME	2020	2019	2018
Net (Loss)/Earnings	$(8,995)	$3,460	$4,947
Other Comprehensive (Loss)/Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	(256)	(32)	70
Pension and postretirement benefits	(75)	1,203	53
Available-for-sale securities	5	36	(25)
Foreign currency translation	7	35	(254)
Total Other Comprehensive (Loss)/Income	(319)	1,242	(156)

Comprehensive (Loss)/Income	(9,314)	4,702	4,791
Comprehensive Income Attributable to Noncontrolling Interest	20	21	27
Comprehensive (Loss)/Income Attributable to BMS	$(9,334)	$4,681	$4,764
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$14,546	$12,346
Marketable debt securities	1,285	3,047
Receivables	8,501	7,685
Inventories	2,074	4,293
Other current assets	3,786	1,983
Total Current Assets	30,192	29,354
Property, plant and equipment	5,886	6,252
Goodwill	20,547	22,488
Other intangible assets	53,243	63,969
Deferred income taxes	1,161	510
Marketable debt securities	433	767
Other non-current assets	7,019	6,604
Total Assets	$118,481	$129,944

LIABILITIES
Current Liabilities:
Short-term debt obligations	$2,340	$3,346
Accounts payable	2,713	2,445
Other current liabilities	14,027	12,513
Total Current Liabilities	19,080	18,304
Deferred income taxes	5,407	6,454
Long-term debt	48,336	43,387
Other non-current liabilities	7,776	10,101
Total Liabilities	80,599	78,246

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 3,484 in 2020 and 3,568 in 2019, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2020 and 2019	292	292
Capital in excess of par value of stock	44,325	43,709
Accumulated other comprehensive loss	(1,839)	(1,520)
Retained earnings	21,281	34,474
Less cost of treasury stock — 679 million common shares in 2020 and 672 million common shares in 2019	(26,237)	(25,357)
Total Bristol-Myers Squibb Company Shareholders’ Equity	37,822	51,598
Noncontrolling interest	60	100
Total Equity	37,882	51,698
Total Liabilities and Equity	$118,481	$129,944
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss)/earnings	$(8,995)	$3,460	$4,947
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities:
Depreciation and amortization, net	10,380	1,746	637
Deferred income taxes	983	(924)	45
Stock-based compensation	779	441	221
Impairment charges	1,203	199	126
Pension settlements and amortization	43	1,688	186
Divestiture gains and royalties	(699)	(1,855)	(992)
IPRD charge - MyoKardia acquisition	11,438	—	—
Asset acquisition charges	1,099	63	1,211
Equity investment (gains)/losses	(1,228)	(275)	513
Contingent consideration fair value adjustments	(1,757)	523	—
Other adjustments	(177)	(26)	(45)
Changes in operating assets and liabilities:
Receivables	(646)	752	(429)
Inventories	2,672	463	(216)
Accounts payable	188	229	(59)
Income taxes payable	(2,305)	907	203
Other	1,074	819	718
Net Cash Provided by Operating Activities	14,052	8,210	7,066
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	6,280	3,809	2,379
Purchase of marketable debt securities	(4,172)	(3,961)	(2,305)
Capital expenditures	(753)	(836)	(951)
Divestiture and other proceeds	870	15,852	1,249
Acquisition and other payments, net of cash acquired	(13,084)	(24,777)	(2,372)
Net Cash Used in Investing Activities	(10,859)	(9,913)	(2,000)
Cash Flows From Financing Activities:
Short-term debt obligations, net	(267)	131	(543)
Issuance of long-term debt	6,945	26,778	—
Repayment of long-term debt	(2,750)	(9,256)	(5)
Repurchase of common stock	(1,546)	(7,300)	(320)
Dividends	(4,075)	(2,679)	(2,613)
Other	542	(53)	(54)
Net Cash (Used in)/Provided by Financing Activities	(1,151)	7,621	(3,535)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	111	(9)	(41)
Increase in Cash, Cash Equivalents and Restricted Cash	2,153	5,909	1,490
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	12,820	6,911	5,421
Cash, Cash Equivalents and Restricted Cash at End of Year	$14,973	$12,820	$6,911
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2020 Form 10-K for terms used throughout the document.

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

Use of Estimates and Judgments

The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining accounting for acquisitions; impairments of goodwill and intangible assets; sales rebate and return accruals; legal contingencies; and income taxes. Actual results may differ from estimates.

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Cash payments resulting for licensing arrangements, including upfront and contingent milestones previously included in operating activities in the consolidated statements of cash flows are now presented in investing activities. The adjustment resulted in an increase to net cash provided by operating activities and net cash used in investing activities of $143 million in 2019 and $1.1 billion in 2018. Deferred income previously presented separately in the consolidated statements of cash flows is now presented in Other operating assets and liabilities. These reclassifications did not have an impact on net assets or net earnings.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include bank deposits, time deposits, commercial paper and money market funds. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recognized at cost, which approximates fair value.

Cash is restricted when withdrawal or general use is contractually or legally restricted including escrow for litigation settlements and funds restricted for annual Company contributions to the defined contribution plan in the U.S. Restricted cash was $427 million and $474 million at December 31, 2020 and 2019, respectively.

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

Investments in Equity Securities

Investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in Other (income)/expense, net. Investments in equity securities without readily determinable fair values are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in the estimated fair value of investments in equity securities without readily determinable fair values are recorded in Other (income)/expense, net. Investments in 50% or less owned companies are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The proportional share of the investees net income or losses of equity investments accounted for using the equity method are included in Other (income)/expense, net. Investments in equity securities without readily determinable fair values and investments in equity accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.

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

Capitalized Software

Eligible costs to obtain internal use software are capitalized and amortized over the estimated useful life of the software ranging from three to ten years.

Acquisitions

Businesses acquired are consolidated upon obtaining control. The fair value of assets acquired and liabilities assumed are recognized at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Business acquisition costs are expensed when incurred. Contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties are included in the purchase price for business combinations and excluded for asset acquisitions. Certain transactions are accounted for as asset acquisitions since they were determined not to be a business as that term is defined in ASC 805 primarily because no significant processes were acquired or substantially of the relative fair value was allocated to a single asset. Amounts allocated to investigational compounds for asset acquisitions are expensed at the date of acquisition.

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

Finite-lived intangible assets, including licenses, marketed product rights and IPRD projects that reach commercialization are amortized on a straight-line basis over their estimated useful life. Estimated useful lives are determined considering the period assets are expected to contribute to future cash flows. Finite-lived intangible assets are tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. If the carrying value exceeds the projected undiscounted pretax cash flows of the intangible asset, an impairment loss equal to the excess of the carrying value over the estimated fair value (discounted after-tax cash flows) is recognized.

Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. Examples of qualitative factors assessed include BMS’s share price, financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in a prior year. Each relevant factor is assessed both individually and in the aggregate.

IPRD is tested for impairment on an annual basis and more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPRD is determined to exceed its fair value.

Restructuring

Restructuring charges are recognized as a result of actions to streamline operations, realize synergies from acquisitions and reduce the number of facilities. Estimating the impact of restructuring plans, including future termination benefits, integration expenses and other exit costs requires judgment. Actual results could vary from these estimates. Restructuring charges are recognized upon meeting certain criteria, including finalization of committed plans, reliable estimates and discussions with local works councils in certain markets.

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

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Marketing, selling and administrative expenses and were $990 million in 2020, $633 million in 2019 and $672 million in 2018.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Net product sales	$41,321	$25,174	$21,581
Alliance revenues	615	597	647
Other revenues	582	374	333
Total Revenues	$42,518	$26,145	$22,561

Net product sales represent more than 95% of total revenues for the years ended December 31, 2020, 2019 and 2018. Products are sold principally to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product and when BMS obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues was as follows:

	Year Ended December 31,
	2020	2019	2018
McKesson Corporation	31%	26%	25%
AmerisourceBergen Corporation	25%	20%	20%
Cardinal Health, Inc.	19%	17%	17%

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

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Gross product sales	$60,016	$37,206	$30,174
GTN adjustments(a)
Charge-backs and cash discounts	(5,827)	(3,675)	(2,735)
Medicaid and Medicare rebates	(7,595)	(4,941)	(3,225)
Other rebates, returns, discounts and adjustments	(5,273)	(3,416)	(2,633)
Total GTN adjustments	(18,695)	(12,032)	(8,593)
Net product sales	$41,321	$25,174	$21,581
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $106 million in 2020, $132 million in 2019 and $96 million in 2018.

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

Transaction prices for these arrangements may include fixed upfront amounts as well as variable consideration such as contingent development and regulatory milestones, sales-based milestones and royalties. The most likely amount method is used to estimate contingent development, regulatory and sales-based milestones because the ultimate outcomes are binary in nature. The expected value method is used to estimate royalties because a broad range of potential outcomes exist, except for instances in which such royalties relate to a license. Variable consideration is included in the transaction price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating the amount of variable consideration to recognize when assessing factors outside of BMS’s influence such as likelihood of regulatory success, limited availability of third party information, expected duration of time until resolution, lack of relevant past experience, historical practice of offering fee concessions and a large number and broad range of possible amounts. To the extent arrangements include multiple performance obligations that are separable, the transaction price assigned to each distinct performance obligation is reflective of the relative stand-alone selling price and recognized at a point in time upon the transfer of control.

Three types of out-licensing arrangements are typically utilized: (i) arrangements when BMS out-licenses intellectual property to another party and has no further performance obligations; (ii) arrangements that include a license and an additional performance obligation to supply product upon the request of the third party; and (iii) collaboration arrangements, which include transferring a license to a third party to jointly develop and commercialize a product.

Most out-licensing arrangements consist of a single performance obligation that is satisfied upon execution of the agreement when the development and commercialization rights are transferred to a third party. Upfront fees are recognized immediately and included in Other (income)/expense, net. Although contingent development and regulatory milestone amounts are assessed each period for the likelihood of achievement, they are typically constrained and recognized when the uncertainty is subsequently resolved for the full amount of the milestone and included in Other (income)/expense, net. Sales-based milestones and royalties are recognized when the milestone is achieved or the subsequent sales occur. Sales-based milestones are included in Other (income)/expense, net and royalties are included in Alliance and other revenues.

Certain out-licensing arrangements may also include contingent performance obligations to supply commercial product to the third party upon its request. The license and supply obligations are accounted for as separate performance obligations as they are considered distinct because the third party can benefit from the license either on its own or together with other supply resources readily available to it and the obligations are separately identifiable from other obligations in the contract in accordance with the revenue recognition guidance. After considering the standalone selling prices in these situations, upfront fees, contingent development and regulatory milestone amounts and sales-based milestone and royalties are allocated to the license and recognized in the manner described above. Consideration for the supply obligation is usually based upon stipulated cost-plus margin contractual terms which represent a standalone selling price. The supply consideration is recognized at a point in time upon transfer of control of the product to the third party and included in Alliance and other revenues. The above fee allocation between the license and the supply represents the amount of consideration expected to be entitled to for the satisfaction of the separate performance obligations.

Although collaboration arrangements are unique in nature, both parties are active participants in the operating activities and are exposed to significant risks and rewards depending on the commercial success of the activities. Performance obligations inherent in these arrangements may include the transfer of certain development or commercialization rights, ongoing development and commercialization services and product supply obligations. Except for certain product supply obligations which are considered distinct and accounted for as separate performance obligations similar to the manner discussed above, all other performance obligations are not considered distinct and are combined into a single performance obligation since the transferred rights are highly integrated and interrelated to the obligation to jointly develop and commercialize the product with the third party. As a result, upfront fees are recognized ratably over time throughout the expected period of the collaboration activities and included in Other (income)/expense, net as the license is combined with other development and commercialization obligations. Contingent development and regulatory milestones that are no longer constrained are recognized in a similar manner on a prospective basis. Royalties and profit sharing are recognized when the underlying sales and profits occur and are included in Alliance and other revenues. Refer to “—Note 3. Alliances” for further information.

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Prioritized Brands
Revlimid	$12,106	$1,299	$—
Eliquis	9,168	7,929	6,438
Opdivo	6,992	7,204	6,735
Orencia	3,157	2,977	2,710
Pomalyst/Imnovid	3,070	322	—
Sprycel	2,140	2,110	2,000
Yervoy	1,682	1,489	1,330
Abraxane	1,247	166	—
Empliciti	381	357	247
Reblozyl	274	—	—
Inrebic	55	5	—
Onureg	17	—	—
Zeposia	12	—	—

Established Brands
Vidaza	455	58	—
Baraclude	447	555	744
Other Brands(a)	1,315	1,674	2,357
Total Revenues	$42,518	$26,145	$22,561

United States	$26,577	$15,342	$12,586
Europe	9,853	6,266	5,658
Rest of World	5,457	4,013	3,733
Other(b)	631	524	584
Total Revenues	$42,518	$26,145	$22,561
(a)    Includes BMS and Celgene products in 2020 and 2019.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized upon the adoption of ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the year ended December 31, 2020 and 2019. Revenue recognized from performance obligations satisfied in prior periods was $338 million in 2020 and $411 million in 2019, consisting primarily of royalties for out-licensing arrangements and revised estimates for GTN adjustments related to prior period sales. Contract assets were not material at December 31, 2020 and 2019.

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

The most common activities between BMS and its alliance partners are presented in results of operations as follows:

•When BMS is the principal in the end customer sale, 100% of product sales are included in Net product sales. When BMS's alliance partner is the principal in the end customer sale, BMS’s contractual share of the third-party sales and/or royalty income are included in Alliance revenues as the sale of commercial products are considered part of BMS’s ongoing major or central operations. Refer to “—Note 2. Revenue” for information regarding recognition criteria.
•Amounts payable to BMS by alliance partners (who are the principal in the end customer sale) for supply of commercial products are included in Alliance revenues as the sale of commercial products are considered part of BMS’s ongoing major or central operations.
•Profit sharing, royalties and other sales-based fees payable by BMS to alliance partners are included in Cost of products sold as incurred.
•Cost reimbursements between the parties are recognized as incurred and included in Cost of products sold; Marketing, selling and administrative expenses; or Research and development expenses, based on the underlying nature of the related activities subject to reimbursement.
•Upfront and contingent development and regulatory approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the expected period of BMS's development and co-promotion obligation through the market exclusivity period or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in Other (income)/expense, net as the activities being performed at that time are not related to the sale of commercial products included in BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations.
•Upfront and contingent regulatory approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows.
•Upfront and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in Research and development expense.
•Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in Other (income)/expense, net when earned.
•All payments between BMS and its alliance partners are presented in Cash Flows From Operating Activities.

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

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Revenues from alliances:
Net product sales	$9,364	$9,944	$8,359
Alliance revenues	615	597	647
Total Revenues	$9,979	$10,541	$9,006

Payments to/(from) alliance partners:
Cost of products sold	$4,485	$4,169	$3,439
Marketing, selling and administrative	(128)	(127)	(104)
Research and development	349	42	1,044
Other (income)/expense, net	(74)	(60)	(67)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2020	2019
Receivables – from alliance partners	$343	$347
Accounts payable – to alliance partners	1,093	1,026
Deferred income from alliances(a)	366	431
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

Co-exclusive license rights were granted to Pfizer in exchange for an upfront payment and potential milestone payments. Both parties assumed certain obligations to actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS and Pfizer manufacture the product in the alliance and BMS is the principal in the end customer product sales in the U.S., significant countries in Europe, as well as Canada, Australia, China, Japan and South Korea. In certain smaller countries, Pfizer has had full commercialization rights and BMS supplies the product to Pfizer at cost plus a percentage of the net sales price to end-customers, which is recorded in full upon transfer of control of the product to Pfizer.

BMS did not allocate consideration to the rights transferred to Pfizer as such rights were not sold separately by BMS or any other party, nor could Pfizer receive any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement. As such, the global alliance was treated as a single unit of accounting and upfront proceeds and any subsequent contingent milestone proceeds are amortized over the expected period of BMS’s co-promotion obligation through the market exclusivity period. BMS received $884 million in non-refundable upfront, milestone and other licensing payments which are amortized and included in Other (income)/expense, net as Eliquis was not a commercial product at the commencement of the alliance.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Revenues from Pfizer alliance:
Net product sales	$8,942	$7,711	$6,329
Alliance revenues	226	218	109
Total Revenues	$9,168	$7,929	$6,438

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$4,331	$3,745	$3,078
Other (income)/expense, net – Amortization of deferred income	(55)	(55)	(55)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2020	2019
Receivables	$253	$247
Accounts payable	1,024	922
Deferred income	300	355

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

In 2019, Ono exercised the right to accept NKTR-214 into the alliance with BMS upon completion of a Phase I clinical study of Opdivo and NKTR-214 in the Ono Territory. Ono partially reimbursed BMS for development costs incurred with the study and shares in certain future development costs, contingent milestone payments, profits and losses under the collaboration with Nektar.

In 2017, Ono granted BMS an exclusive license for the development and commercialization of ONO-4578, Ono’s Prostaglandin E2 receptor 4 antagonist. In 2020, the rights were terminated by both parties.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Revenues from Ono alliances:
Net product sales	$194	$194	$165
Alliance revenues	382	305	294
Total Revenues	$576	$499	$459

BMS is the principal in the end customer product sales and has the exclusive right to develop, manufacture and commercialize Opdivo worldwide except in Japan, South Korea and Taiwan. Ono is entitled to receive royalties of 4% in North America and 15% in all territories excluding the three countries listed above, subject to customary adjustments.

Nektar

In 2018, BMS and Nektar commenced a worldwide license and collaboration for the development and commercialization of Bempegaldesleukin (NKTR-214), Nektar’s investigational immuno-stimulatory therapy designed to selectively expand specific cancer-fighting T cells and natural killer cells directly in the tumor micro-environment. In January 2020, the parties amended the collaboration agreement. The Opdivo and NKTR-214 combination therapy is currently in Phase III clinical studies for metastatic melanoma, adjuvant melanoma, muscle-invasive bladder cancer and RCC. A joint development plan agreed by the parties as part of the original agreement, and updated as part of the January 2020 amendment, specifies development in certain indications and tumor types with each party responsible for the supply of their own product. BMS’s share of the development costs associated with therapies comprising a BMS medicine used in combination with NKTR-214 is 67.5%, subject to certain cost caps for Nektar. The January 2020 amendment retains the cost sharing percentages from the original agreement. The parties will also jointly commercialize the therapies, subject to regulatory approval. BMS’s share of global NKTR-214 profits and losses will be 35% subject to certain annual loss caps for Nektar.

BMS paid Nektar $1.85 billion for the rights discussed above and 8.3 million shares of Nektar common stock which represented a 4.8% ownership interest. BMS’s equity ownership is subject to certain lock-up, standstill and voting provisions for a five-year period. The amount of the upfront payment allocated to the equity investment was $800 million after considering Nektar’s stock price on the date of closing and current limitations on trading the securities. The remaining $1.05 billion of the upfront payment was allocated to the rights discussed above and included in Research and development expense in 2018. BMS will also pay up to $1.8 billion upon the achievement of contingent development, regulatory and sales-based milestones over the life of the alliance period. Research and development expense payable under this agreement with Nektar was $132 million in 2020, $108 million in 2019 and $59 million in 2018.

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

In 2020, BMS and bluebird amended their collaboration arrangement where, among other items, BMS is assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector. Over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. The parties were also released from future exclusivity related to BCMA-directed T cell therapies. In addition, BMS agreed to buy out its obligation to pay bluebird future ex-U.S. milestones and royalties on ide-cel and bb21217 for a payment of $200 million, which was included in Research and development expense in 2020. Cost sharing payments between the parties were not material.

Otsuka

BMS and Otsuka co-promoted Sprycel in the U.S. and the EU through 2019. BMS was responsible for the development and manufacture of the product and was also the principal in the end customer product sales. A fee was paid to Otsuka through 2020 based on net sales levels in the Oncology Territory (U.S., Japan and the EU) that equated to $294 million on the first $1.0 billion of annual net sales plus 1% of net sales in excess of $1.0 billion.

Revenues earned from the Otsuka alliance were $1.8 billion in 2019 and $1.7 billion in 2018. Payments to Otsuka of $302 million in 2019 and $297 million in 2018, were recorded in Cost of product sold.

Effective January 1, 2020, Otsuka is no longer co-promoting Sprycel in the U.S. and as a result, this arrangement is no longer considered a collaboration under ASC 808. Revenues earned and fees paid to Otsuka in the Oncology Territory in 2020 are not included in the select financial information table above.

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

The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The assessment of the fair value of assets acquired and liabilities assumed was finalized. The measurement period adjustments reflected in 2020 primarily resulted from completing valuations of real estate and personal property, revised future cash flow estimates for certain intangible assets, changes in the estimated tax basis of certain intangible assets based upon a tax ruling which reduced deferred income tax liabilities and other changes to certain equity investments, legal contingency and income tax liabilities. The related impact to net earnings that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date was not material to the consolidated financial statements.

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
(b)    Fair value of the awards attributed to post-combination services of $1.0 billion were included in compensation costs. Refer to “—Note 18. Employee Stock Benefit Plans” for more information.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective fair values summarized below:

Dollars in Millions	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Purchase Price Allocation
Cash and cash equivalents	$11,179	$—	$11,179
Receivables	2,652	—	2,652
Inventories	4,511	—	4,511
Property, plant and equipment	1,342	(277)	1,065
Intangible assets(a)	64,027	(100)	63,927
Otezla* assets held-for-sale(b)	13,400	—	13,400
Other assets	3,408	43	3,451
Accounts payable	(363)	—	(363)
Income taxes payable	(2,718)	(38)	(2,756)
Deferred income tax liabilities	(7,339)	2,336	(5,003)
Debt	(21,782)	—	(21,782)
Other liabilities	(4,017)	15	(4,002)
Identifiable net assets acquired	64,300	1,979	66,279
Goodwill(c)	15,969	(1,979)	13,990
Total consideration transferred	$80,269	$—	$80,269
(a)    Intangible assets consists of currently marketed product rights of approximately $44.4 billion (amortized over 5.1 years calculated using the weighted-average useful life of the assets) and IPRD of approximately $19.5 billion (not amortized), and were valued using the multi-period excess earnings method. This method starts with a forecast of all of the expected future net cash flows associated with the asset and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.
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

BMS’s Consolidated Statement of Earnings for the year ended December 31, 2019, include $1.9 billion of Revenues and $1.6 billion of Net Loss associated with the result of operations of Celgene from the acquisition date to December 31, 2019.

Acquisition expenses were $657 million during the year ended December 31, 2019, including financial advisory, legal, proxy filing, regulatory, financing fees and hedge costs.

The following unaudited pro forma information has been prepared as if the Celgene acquisition and the Otezla* divestiture had occurred on January 1, 2018. The unaudited supplemental pro forma consolidated results do not purport to reflect what the combined Company’s results of operations would have been nor do they project the future results of operations of the combined Company. The unaudited supplemental pro forma consolidated results reflect the historical financial information of BMS and Celgene, adjusted to give effect to the Celgene acquisition and the Otezla* divestitures as if it had occurred on January 1, 2018, primarily for the following adjustments:

•Amortization expenses primarily related to fair value adjustments to Celgene’s intangible assets, inventories and debt.
•Non-recurring acquisition-related costs directly attributable to the Celgene acquisition and tax expense directly attributable to the Otezla* divestiture.
•Interest expense, including amortization of deferred financing fees, attributable to the Celgene acquisition financing.
•Elimination of historical revenue and expenses related to Otezla*. Refer to “—Divestitures.”

The above adjustments were adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.

	Year Ended December 31,
Amounts in Million	2019	2018
Total Revenues	$39,759	$36,243
Net Earnings/(Loss)	3,369	(4,083)

Asset Acquisitions

MyoKardia

On November 17, 2020, BMS acquired MyoKardia a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. BMS, through a subsidiary, completed a tender offer to acquire all of the issued and outstanding shares of MyoKardia’s common stock and accepted all shares validly tendered and not withdrawn as of the expiration time of the tender offer for $225.00 per share, or $13.1 billion, including cash settlements of equity stock awards. The acquisition provides BMS with rights to MyoKardia’s lead asset, mavacamten, a potential first-in-class cardiovascular medicine for the treatment of obstructive hypertrophic cardiomyopathy that has completed Phase III development with an anticipated NDA submission in the first quarter of 2021.

BMS funded the transaction through a combination of cash on hand from its operations and net proceeds received in connection with the 2020 senior unsecured notes offering. The consideration transferred was allocated based on the relative fair value of gross assets acquired. The transaction was accounted for as an asset acquisition since mavacamten represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). As a result, an $11.4 billion IPRD charge was recognized in the fourth quarter of 2020.

The following summarizes the total consideration transferred and allocation of consideration transferred to the assets acquired and liabilities assumed:

Amounts in Million	Amounts
Cash consideration for outstanding shares	$12,030
Cash consideration for stock awards	1,059
Consideration paid	13,089
Less: Charge for unvested stock awards(a)	482
Transaction costs	53
Consideration to be allocated	$12,660

Other intangible assets(b)	$11,553
Cash and cash equivalents	861
Deferred income taxes	295
Other assets	177
Other liabilities	(226)
Total assets acquired, net	$12,660
(a)    Represents the accelerated vesting of MyoKardia stock awards and included in Marketing, selling and administrative expense ($241 million) and Research and development expense ($241 million) as of December 31, 2020.
(b)    Includes IPRD of $11.4 billion (of which $11.1 billion related to mavacamten) and licenses of $115 million.

Forbius

In 2020, BMS acquired all of the outstanding shares of Forbius, a privately held, clinical-stage protein engineering company that designs and develops biotherapeutics for the treatment of cancer and fibrotic diseases. The acquisition provides BMS with full rights to Forbius’s TGF-beta program, including the program’s lead investigational asset, AVID200, which is in Phase I development. BMS accounted for the transaction as an asset acquisition since AVID200 represented substantially all of the fair value of the gross assets acquired. The transaction price included an upfront payment of $185 million and contingent development, regulatory and sales-based milestone payments up to $815 million. The up-front payment was included in Research and development expense except for $7 million that was allocated to deferred tax assets.

Other

Research and development expense also includes $100 million in 2020 and $60 million in 2018 resulting from the occurrence of certain development events attributed to the Cormorant asset acquisition completed in 2016.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Proceeds(a)			Divestiture Gains			Royalty Income
Dollars in Millions	2020	2019	2018	2020	2019	2018	2020	2019	2018
Diabetes Business	$558	$661	$579	$—	$—	$—	$(567)	$(650)	$(661)
Erbitux* Business	13	15	216	—	—	—	—	(23)	(145)
Manufacturing Operations	10	48	160	(1)	1	—	—	—	—
Plavix* and Avapro*/Avalide*	7	—	80	(12)	—	—	—	—	—
Otezla*	—	13,400	—	—	—	—	—	—	—
UPSA Business	—	1,508	—	—	(1,157)	—	—	—	—
Mature Brands and Other	127	10	212	(42)	(12)	(178)	(77)	(13)	(8)
Total	$715	$15,642	$1,247	$(55)	$(1,168)	$(178)	$(644)	$(686)	$(814)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Diabetes Business

In February 2014, BMS and AstraZeneca terminated their diabetes business alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Consideration for the transaction included tiered royalty payments ranging from 10% to 25% based on net sales through 2025. Royalties were $673 million in 2020, $533 million in 2019 and $457 million in 2018.

In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales in the U.S. to CPPIB. The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS received an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018 including $45 million in 2018, and paid $39 million in 2020 and $48 million in 2019.

In November 2017, BMS transferred a percentage of its future royalty rights on a portion of Onglyza* and Farxiga* net product sales to Royalty Pharma. The transferred rights represent approximately 20% to 25% of potential future royalties BMS is entitled to for those products in 2020 to 2025. In exchange for the transfer, BMS received an additional tiered-based royalty on Onglyza* and Farxiga* net product sales from Royalty Pharma including $165 million in 2019 and $159 million in 2018, and paid $67 million in 2020.

Erbitux* Business

BMS had a commercialization agreement with Lilly through Lilly’s subsidiary ImClone for the co-development and promotion of Erbitux* in the U.S., Canada and Japan. BMS was the principal in the end customer product sales in North America and paid Lilly a distribution fee for 39% of Erbitux* net sales in North America plus a share of certain royalties paid by Lilly.

In October 2015, BMS transferred its rights to Erbitux* in North America to Lilly in exchange for tiered sales-based royalties through September 2018, including $145 million in 2018.

BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032. As a result of the adoption of ASC 610 in 2018, estimated future royalties resulting from the transfer of rights to Merck KGaA were recorded as a cumulative effect adjustment in Retained earnings. A $23 million change in estimated future royalties was included in 2019.

Manufacturing Operations

In 2019, BMS sold its manufacturing and packaging facility in Anagni, Italy to Catalent Inc. The transaction was accounted for as the sale of a business. The divestiture included the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations. The assets were reduced to their relative fair value after considering the purchase price resulting in an impairment charge of $121 million that was included in Cost of products sold. Catalent Inc. will provide certain manufacturing and packaging services for BMS for a period of time.

In 2017, BMS sold its small molecule active pharmaceutical ingredient manufacturing operations in Swords, Ireland to SK Biotek Co., Ltd. Proceeds of $160 million were received in 2018. The transaction was accounted for as the sale of a business. The divestiture included the transfer of the facility, the majority of employees at the site, inventories and certain third-party contract manufacturing obligations.

Plavix* and Avapro*/Avalide*

Sanofi reacquired BMS's co-development and co-commercialization agreements for Plavix* and Avapro*/Avalide* in 2013. Consideration for the transfer of rights included quarterly royalties through December 31, 2018 and a $200 million terminal payment received in 2018 of which $120 million was allocated to opt-out markets and $80 million was allocated to BMS's 49.9% interest in the Europe and Asia territory partnership. Royalties expected to be received in 2018 and the portion of terminal payment allocated to opt-out markets was reflected as a contract asset and cumulative effect adjustment upon adoption of ASC 610 in 2018 as BMS had fulfilled its performance obligation. The $80 million allocated to BMS's partnership interest was deferred as of December 31, 2018 and recognized as an equity investment gain when transferred to Sanofi in 2019.

Royalties earned from Sanofi in the territory covering the Americas and Australia and opt-out markets were presented in Alliance revenues and aggregated $26 million in 2018. Royalties attributed to the territory covering Europe and Asia earned by the territory partnership and paid to BMS were included in equity in net loss/(income) of affiliates and amounted to $96 million in 2018.

Otezla*

In order to complete the Celgene acquisition, BMS was required by the FTC to divest certain products. On November 21, 2019, BMS completed the divestiture of Otezla* (apremilast) to Amgen for $13.4 billion of cash. The transaction was accounted for as an asset divestiture. Otezla* was acquired as part of the Celgene acquisition and was classified as held-for-sale at the time of the acquisition. The fair value of Otezla* net assets consisted of $13.0 billion of developed product rights and $381 million of inventory.

UPSA Business

In 2019, BMS sold its UPSA consumer health business, including the shares of UPSA SAS and BMS’s assets and liabilities relating to the UPSA product portfolio. The transaction was accounted for as the sale of a business.

Mature Brands and Other

In 2020, a mature brand was sold resulting in proceeds of $50 million and divestiture gains of $49 million. In 2018, several mature brands were sold to Cheplapharm resulting in proceeds of $153 million and divestiture gains of $127 million.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, up-front and milestone licensing fees for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Keytruda* royalties	$(681)	$(545)	$(343)
Tecentriq* royalties	(19)	—	—
Up-front licensing fees	(30)	(29)	(61)
Contingent milestone income	(72)	(31)	(37)
Amortization of deferred income	(58)	(58)	(57)
Other royalties	(23)	(11)	(41)
Total	$(883)	$(674)	$(539)

Tecentriq* Patent License

In 2020, BMS and Ono entered a global patent license agreement with Roche Group related to Tecentriq* (atezolizumab), Roche’s anti-PD-L1 antibody. Under the agreement, Roche paid $324 million which included royalties for the nine months ended September 30, 2020, and will pay single-digit royalties on worldwide net sales of Tecentriq* through December 31, 2026. The upfront payment and royalties will be shared between BMS and Ono consistent with existing agreements. BMS recorded $239 million in Other (income)/expense, net for the settlement and $19 million for royalties in the fourth quarter of 2020.

Dragonfly

In 2020, BMS obtained a global exclusive license to Dragonfly’s interleukin-12 (IL-12) investigational immunotherapy program, including its extended half-life cytokine DF6002. BMS will be responsible for the development and any subsequent commercialization of DF6002 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding, and manufacturing. Dragonfly will continue to be involved in the development of DF6002 in current and certain future Phase I/II clinical trials. BMS paid $475 million to Dragonfly for the rights in 2020 including $75 million following the commencement of a Phase I combination clinical study (included in Research and development expense). Dragonfly is eligible to receive additional contingent consideration comprised of development, regulatory and sales-based milestone payments up to $2.7 billion and royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Interest expense	$1,420	$656	$183
Contingent consideration	(1,757)	523	—
Royalties and licensing income	(1,527)	(1,360)	(1,353)
Equity investment (gains)/losses	(1,228)	(275)	419
Integration expenses	717	415	—
Provision for restructuring	530	301	131
Litigation and other settlements	(194)	77	76
Transition and other service fees	(149)	(37)	(12)
Investment income	(121)	(464)	(173)
Reversion excise tax	76	—	—
Divestiture gains	(55)	(1,168)	(178)
Intangible asset impairment	21	15	64
Pension and postretirement	(13)	1,599	(27)
Acquisition expenses	—	657	—
Other	(34)	(1)	16
Other (income)/expense, net	$(2,314)	$938	$(854)

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition which is currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). Charges of approximately $3.0 billion are expected to be incurred through 2022. Cumulative charges of approximately $1.9 billion have been recognized including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 1,565 in 2020 and 125 in 2019.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs.

Company Transformation

In 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. Cumulative charges of approximately $1.5 billion were recognized for these actions since the announcement. Actions under the plan have been completed as of December 31, 2020.

The following provides the charges related to restructuring initiatives by type of cost:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Celgene Acquisition Plan	$1,244	$674	$—
MyoKardia Acquisition Plan	39	—	—
Company Transformation	127	305	268
Total charges	$1,410	$979	$268

Employee termination costs	$457	$273	$87
Other termination costs	73	28	44
Provision for restructuring	530	301	131
Integration expenses	717	415	—
Accelerated depreciation	53	133	113
Asset impairments	103	130	16
Other shutdown costs	7	—	8
Total charges	$1,410	$979	$268

Cost of products sold	$32	$180	$57
Marketing, selling and administrative	10	1	1
Research and development	113	82	79
Other (income)/expense, net	1,255	716	131
Total charges	$1,410	$979	$268

The following summarizes the charges and spending related to restructuring plan activities:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Liability at December 31	$100	$99	$186
Cease-use liability reclassification	—	(3)	—
Liability at January 1	100	96	186
Provision for restructuring(a)	460	156	131
Foreign currency translation and other	6	(1)	1
Payments	(418)	(151)	(219)
Liability at December 31	$148	$100	$99
(a)    Includes reductions to the liability resulting from changes in estimates of $10 million in 2020, $4 million in 2019 and $17 million in 2018, respectively. Excludes $70 million in 2020 and $145 million in 2019 of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Current:
U.S.	$1,245	$1,002	$566
Non-U.S.	(104)	1,437	410
Total Current	1,141	2,439	976
Deferred:
U.S.	229	(113)	(51)
Non-U.S.	754	(811)	96
Total Deferred	983	(924)	45
Total Provision	$2,124	$1,515	$1,021

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was as follows:

	% of Earnings Before Income Taxes
Dollars in Millions	2020		2019		2018
(Loss)/Earnings before income taxes:
U.S.	$(10,106)		$542		$2,338
Non-U.S.	3,235		4,433		3,630
Total	(6,871)		4,975		5,968
U.S. statutory rate	(1,443)	21.0%	1,045	21.0%	1,253	21.0%
Deemed repatriation transition tax	—	—	—	—	(56)	(0.9)%
Global intangible low taxed income (GILTI)	729	(10.6)%	849	17.1%	94	1.6%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(86)	1.3%	(68)	(1.4)%	(202)	(3.4)%
Internal transfer of intangible assets	853	(12.4)%	—	—	—	—
U.S. Federal valuation allowance	4	(0.1)%	25	0.5%	119	2.0%
U.S. Federal, state and foreign contingent tax matters	136	(2.0)%	(13)	(0.3)%	(55)	(0.9)%
U.S. Federal research based credits	(165)	2.4%	(138)	(2.8)%	(138)	(2.3)%
Contingent value rights	(363)	5.3%	110	2.2%	—	—
Non-deductible R&D charges	2,461	(35.8)%	5	0.1%	17	0.3%
Puerto Rico excise tax	(147)	2.1%	(163)	(3.3)%	(152)	(2.6)%
State and local taxes (net of valuation allowance)	103	(1.5)%	(16)	(0.3)%	67	1.1%
Foreign and other	42	(0.6)%	(121)	(2.3)%	74	1.2%
Total	$2,124	(30.9)%	$1,515	30.5%	$1,021	17.1%

The tax charge for the deemed repatriation transition tax was complete as of December 31, 2018 and included favorable measurement period adjustments to the provisional amounts recorded in 2017 associated with the Act.

The GILTI tax associated with the Otezla* divestiture was $266 million in 2020 and $808 million in 2019.

BMS is no longer indefinitely reinvested with respect to its undistributed earnings from foreign subsidiaries and has provided a deferred tax liability for foreign and state income and withholding tax that would apply. BMS remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its foreign subsidiaries. A determination of the deferred tax liability with respect to this basis difference is not practicable. BMS operates under a favorable tax grant in Puerto Rico not scheduled to expire prior to 2023.

An internal transfer of certain intangible assets to the U.S. acquired in the Celgene transaction resulted in a tax charge to establish a deferred tax liability based on the fair value of the assets in 2020.

A U.S. Federal valuation allowance was established in 2019 and 2018 as a result of the Nektar equity investment fair value losses that would be considered limited as a capital loss.

U.S. Federal, state and foreign contingent tax matters includes a $81 million tax benefit in 2019 and $119 million tax benefit in 2018 with respect to lapse of statutes.

Fair value adjustments for contingent value rights are not taxable or tax deductible.

Non-deductible R&D charges primarily resulted from the $11.4 billion MyoKardia IPRD charge in 2020.

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

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2020	2019
Deferred tax assets
Foreign net operating loss carryforwards	$3,271	$2,480
State net operating loss and credit carryforwards	325	263
U.S. Federal net operating loss and credit carryforwards	435	88
Milestone payments and license fees	643	558
Other foreign deferred tax assets	307	370
Share-based compensation	389	521
Other	981	650
Total deferred tax assets	6,351	4,930
Valuation allowance	(2,809)	(2,844)
Deferred tax assets net of valuation allowance	$3,542	$2,086

Deferred tax liabilities
Acquired intangible assets	$(6,612)	$(7,387)
Goodwill and other	(1,176)	(643)
Total deferred tax liabilities	$(7,788)	$(8,030)

Deferred tax liabilities, net	$(4,246)	$(5,944)

Recognized as:
Deferred income taxes assets – non-current	$1,161	$510
Deferred income taxes liabilities – non-current	(5,407)	(6,454)
Total	$(4,246)	$(5,944)

The U.S. Federal net operating loss carryforwards were $1.5 billion at December 31, 2020. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2021 (certain amounts have unlimited lives).

At December 31, 2020, a valuation allowance of $2.8 billion exists for the following items: $2.0 billion primarily for foreign net operating loss and tax credit carryforwards, $207 million for state deferred tax assets including net operating loss and tax credit carryforwards and $557 million for U.S. Federal deferred tax assets including equity fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Balance at beginning of year	$2,844	$3,193	$2,827
Provision	62	75	458
Utilization	(488)	(423)	(43)
Foreign currency translation	212	(132)	(48)
Acquisitions	179	228	—
Non U.S. rate change	—	(97)	(1)
Balance at end of year	$2,809	$2,844	$3,193

Income tax payments were $3.4 billion in 2020, $1.5 billion in 2019 and $747 million in 2018, respectively.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Balance at beginning of year	$1,905	$995	$1,155
Gross additions to tax positions related to current year	76	170	48
Gross additions to tax positions related to prior years	325	19	21
Gross additions to tax positions assumed in acquisitions	51	852	—
Gross reductions to tax positions related to prior years	(352)	(35)	(106)
Settlements	(7)	(23)	2
Reductions to tax positions related to lapse of statute	(5)	(72)	(119)
Cumulative translation adjustment	10	(1)	(6)
Balance at end of year	$2,003	$1,905	$995

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,900	$1,809	$853
Accrued interest	366	292	167
Accrued penalties	20	10	11

Accrued interest and penalties payable for unrecognized tax benefits are included in either current or non-current income taxes payable. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

BMS is currently under examination by a number of tax authorities which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax positions for the 2008 to 2012 tax years. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits; however, an estimate of such adjustments cannot reasonably be made at this time.

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2020 could decrease in the range of approximately $375 million to $415 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2020
Canada	2012 to 2020
France	2016 to 2020
Germany	2008 to 2020
Italy	2016 to 2020
Japan	2015 to 2020
Switzerland	2016 to 2020
UK	2012 to 2020

Note 8. (LOSS)/EARNINGS PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2020	2019	2018
Net (Loss)/Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$(9,015)	$3,439	$4,920

Weighted-Average Common Shares Outstanding - Basic	2,258	1,705	1,633
Incremental Shares Attributable to Share-Based Compensation Plans	—	7	4
Weighted-Average Common Shares Outstanding - Diluted	2,258	1,712	1,637

(Loss)/Earnings per Common Share
Basic	$(3.99)	$2.02	$3.01
Diluted	(3.99)	2.01	3.01

The total number of potential shares of common stock excluded from the diluted EPS computation because of the antidilutive impact was 106 million in 2020 and was not material in 2019 and 2018.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2020			December 31, 2019
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$12,361	$—	$—	$10,448	$—
Marketable debt securities:
Certificates of deposit	—	1,020	—	—	1,227	—
Commercial paper	—	—	—	—	1,093	—
Corporate debt securities	—	698	—	—	1,494	—
Derivative assets	—	42	27	—	140	—
Equity investments	3,314	138	—	2,020	175	—
Derivative liabilities	—	(270)	—	—	(40)	—
Contingent consideration liability:
Contingent value rights	530	—	—	2,275	—	—
Other acquisition related contingent consideration	—	—	78	—	—	106

Contingent consideration obligations are recorded at their estimated fair values and BMS revalues these obligations each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our other acquisition related contingent consideration as of December 31, 2020 and 2019 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	December 31, 2020	December 31, 2019
Discount rate	0.2% to 0.8% (0.5%)	2.2% to 3.2% (2.6%)
Probability of payment	0% to 80% (2.7%)	0% to 68% (4.1%)
Projected year of payment for development and regulatory milestones	2021 to 2025	2020 to 2029

There were no transfers between levels 1, 2 and 3 during the year ended December 31, 2020. The following table represents a roll-forward of the fair value of level 3 instruments:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Dollars in Millions	Asset	Liability	Asset	Liability
Fair value as of January 1	$—	$106	$—	$—
Changes in estimated fair value	—	(33)	—	—
Acquisitions	27	—	—	106
Foreign exchange	—	5	—	—
Fair value as of December 31	$27	$78	$—	$106

Available-for-sale Debt Securities and Equity Investments

The following table summarizes available-for-sale debt securities:

	December 31, 2020				December 31, 2019
Dollars in Millions	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Certificates of deposit	$1,020	$—	$—	$1,020	$1,227	$—	$—	$1,227
Commercial paper	—	—	—	—	1,093	—	—	1,093
Corporate debt securities	684	14	—	698	1,487	8	(1)	1,494
Total available-for-sale debt securities(a)	$1,704	$14	$—	1,718	$3,807	$8	$(1)	3,814
(a)    All marketable debt securities mature within five years as of December 31, 2020 and 2019.

The following summarizes the carrying amount of equity investments at December 31, 2020 and 2019:

Dollars in Millions	2020	2019
Equity investments with readily determinable fair values	$3,452	$2,195
Equity investments without readily determinable fair values	694	781
Equity method and other investment	549	429
Total equity investments	$4,695	$3,405

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

Dollars in Millions	2020	2019	2018
Net gain/(loss) recognized on equity investments with readily determinable fair values(a)	$1,169	$170	$(530)
Realized (loss)/gain recognized on equity investments with readily determinable fair value sold	(12)	14	7

Upward adjustments on equity investments without readily determinable fair value	183	58	19
Impairments and downward adjustments on equity investments without readily determinable fair value	(204)	(27)	—

Cumulative upward adjustments on equity investments without readily determinable fair value	192
Cumulative impairments and downward adjustments on equity investments without readily determinable fair value	(193)
(a)    Net unrealized net gains on equity investments still held were $1.2 billion in 2020 and $156 million in 2019. Unrealized net losses on equity investments still held were $537 million in 2018.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $3.5 billion and Japanese yen of $1.2 billion at December 31, 2020.

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

In 2020, Treasury lock hedge contracts were entered into with a total notional value of $2.1 billion to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the MyoKardia acquisition. The Treasury lock contracts were terminated upon the issuance of the 2020 unsecured senior notes and the $51 million proceeds were included in Other Comprehensive (Loss)/Income.

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.2 billion) at December 31, 2020 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $400 million at December 31, 2020 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive (Loss)/Income with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.14% as of December 31, 2020) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

In 2019, forward starting interest rate swap option contracts were entered into with a total notional value of $7.6 billion to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the Celgene acquisition. Additionally, deal contingent forward starting interest rate swap contracts were entered into, with an aggregate notional principal amount of $10.4 billion to hedge interest rate risk associated with the issuance of long-term debt to fund the acquisition and the forward starting interest rate swap option contracts were terminated. The deal contingent forward starting interest rate swap contracts were terminated upon the completion of the Celgene acquisition.

The following summarizes the fair value of outstanding derivatives:

	December 31, 2020				December 31, 2019
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$24	$—	$—	$255	$6	$—	$—
Cross-currency interest rate swap contracts	—	—	400	(10)	175	2	125	(1)
Foreign currency forward contracts	231	1	5,813	(259)	766	27	980	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1,104	17	336	(1)	2,342	91	1,173	(10)
Foreign currency zero-cost collar contracts	—	—	—	—	2,482	14	2,235	(9)
Other	—	27	—	—	—	—	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Year Ended December 31,
	2020		2019		2018
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(29)	$—	$(24)	$—	$(23)
Cross-currency interest rate swap contracts	—	(10)	—	(9)	—	(8)
Foreign currency forward contracts	(18)	(23)	(103)	11	(4)	(14)
Forward starting interest rate swap option contracts	—	—	—	35	—	—
Deal contingent forward starting interest rate swap contracts	—	—	—	240	—	—
Foreign currency zero-cost collar contracts	—	—	—	2	—	—

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive (Loss)/Income:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive (Loss)/Income(a)	$(267)	$65	$86
Reclassified to Cost of products sold	(54)	(103)	(4)
Treasury lock hedge contracts gain:
Recognized in Other Comprehensive (Loss)/Income	51	—	—

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive (Loss)/Income	(11)	6	(5)

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive (Loss)/Income	(105)	29	45
(a)    The majority is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

In 2020, BMS issued an aggregate principal amount of $7.0 billion of fixed rate unsecured senior notes with proceeds net of discount and deferred loan issuance costs of $6.9 billion. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

In 2019, BMS issued an aggregate principal amount of approximately $19.0 billion of floating rate and fixed rate unsecured senior notes with proceeds net of discount and deferred loan issuance costs of $18.8 billion. The notes rank equally in right of payment with all of BMS’s existing and future senior unsecured indebtedness and the fixed rate notes are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

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

In 2019, BMS entered into an $8.0 billion term loan credit agreement consisting of a $1.0 billion 364-day tranche, a $4.0 billion three-year tranche and a $3.0 billion five-year tranche in connection with the Celgene acquisition. The term loan was subject to customary terms and conditions and did not have any financial covenants. The proceeds under the term loan were used to fund a portion of the cash to be paid in the Celgene acquisition and the payment of related fees and expenses. Subsequent to the completion of the acquisition, BMS repaid the term loan in its entirety using cash proceeds generated from the Otezla* divestiture. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

The fair value of long-term debt was $58.5 billion and $50.7 billion at December 31, 2020 and 2019, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

Repayment of Notes at maturity aggregated $2.8 billion in 2020 and $1.3 billion in 2019. Interest payments were $1.6 billion in 2020, $414 million in 2019 and $218 million in 2018.

At December 31, 2020, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility that expired in January 2021, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended in January 2021 to September 2024 and July 2025, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’s commercial paper borrowings. BMS’s $1.0 billion facility and its two $1.5 billion revolving facilities are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at December 31, 2020 or 2019. In January 2021, BMS entered into a 364-day $2.0 billion facility expiring in January 2022, which is extendable annually by one year on the anniversary date with the consent of the lenders.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were approximately $1.2 billion at December 31, 2020. Stand-by letters of credit and guarantees are issued through financial institutions in support of various obligations, including sale of products to hospitals and foreign ministries of health, bonds for customs, and duties and value added tax.

Short-term debt obligations include:

	December 31,
Dollars in Millions	2020	2019
Non-U.S. short-term borrowings	$176	$351
Current portion of long-term debt	2,000	2,763
Other	164	232
Total	$2,340	$3,346

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2020	2019
Principal Value:
Floating Rate Notes due 2020	$—	$750
2.875% Notes due 2020	—	1,500
3.950% Notes due 2020	—	500
2.250% Notes due 2021	500	500
2.550% Notes due 2021	1,000	1,000
2.875% Notes due 2021	500	500
Floating Rate Notes due 2022	500	500
2.000% Notes due 2022	750	750
2.600% Notes due 2022	1,500	1,500
3.250% Notes due 2022	1,000	1,000
3.550% Notes due 2022	1,000	1,000
0.537% Notes due 2023	1,500	—
2.750% Notes due 2023	750	750
3.250% Notes due 2023	500	500
3.250% Notes due 2023	1,000	1,000
4.000% Notes due 2023	700	700
7.150% Notes due 2023	302	302
2.900% Notes due 2024	3,250	3,250
3.625% Notes due 2024	1,000	1,000
0.750% Notes due 2025	1,000	—
1.000% Euro Notes due 2025	701	638
3.875% Notes due 2025	2,500	2,500
3.200% Notes due 2026	2,250	2,250
6.800% Notes due 2026	256	256
1.125% Notes due 2027	1,000	—
3.250% Notes due 2027	750	750
3.450% Notes due 2027	1,000	1,000
3.900% Notes due 2028	1,500	1,500
3.400% Notes due 2029	4,000	4,000
1.450% Notes due 2030	1,250	—
1.750% Euro Notes due 2035	701	638
5.875% Notes due 2036	287	287
6.125% Notes due 2038	226	226
4.125% Notes due 2039	2,000	2,000
2.350% Notes due 2040	750	—
5.700% Notes due 2040	250	250
3.250% Notes due 2042	500	500
5.250% Notes due 2043	400	400
4.500% Notes due 2044	500	500
4.625% Notes due 2044	1,000	1,000
5.000% Notes due 2045	2,000	2,000
4.350% Notes due 2047	1,250	1,250
4.550% Notes due 2048	1,500	1,500
4.250% Notes due 2049	3,750	3,750
2.550% Notes due 2050	1,500	—
6.875% Notes due 2097	87	87
0.13% - 5.75% Other - maturing through 2024	51	51
Total	$48,711	$44,335

	December 31,
Dollars in Millions	2020	2019
Principal Value	$48,711	$44,335

Adjustments to Principal Value:
Fair value of interest rate swap contracts	24	6
Unamortized basis adjustment from swap terminations	149	175
Unamortized bond discounts and issuance costs	(303)	(280)
Unamortized purchase price adjustments of Celgene debt	1,755	1,914
Total	$50,336	$46,150

Current portion of long-term debt	2,000	2,763
Long-term debt	48,336	43,387
Total	$50,336	$46,150

Note 10. RECEIVABLES

	December 31,
Dollars in Millions	2020	2019
Trade receivables	$7,882	$6,888
Less charge-backs and cash discounts	(645)	(391)
Less allowance for expected credit loss	(18)	(21)
Net trade receivables	7,219	6,476
Alliance, Royalties, VAT and other	1,282	1,209
Receivables	$8,501	$7,685

Non-U.S. receivables sold on a nonrecourse basis were $1.2 billion in 2020, $797 million in 2019 and $756 million in 2018. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented approximately 56% and 50% of total trade receivables at December 31, 2020 and 2019, respectively.

Changes to the allowances for expected credit loss, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Balance at beginning of year	$412	$278	$252
Celgene acquisition	—	116	—
Provision(a)	5,839	3,687	2,739
Utilization	(5,601)	(3,667)	(2,707)
Other	13	(2)	(6)
Balance at end of year	$663	$412	$278
(a)    Includes provision for expected credit loss of $12 million in 2020, $12 million in 2019 and $4 million in 2018.

Certain prior year amounts previously included in provision are presented in utilization.

Note 11. INVENTORIES

	December 31,
Dollars in Millions	2020	2019
Finished goods	$932	$2,227
Work in process	2,015	3,267
Raw and packaging materials	207	172
Total Inventories	$3,154	$5,666

Inventories	$2,074	$4,293
Other non-current assets	1,080	1,373

Total inventories include fair value adjustments resulting from the Celgene acquisition of approximately $774 million and $3.5 billion at December 31, 2020 and 2019, respectively, which will be recognized in future periods. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in Millions	2020	2019
Land	$189	$187
Buildings	5,732	6,336
Machinery, equipment and fixtures	3,063	3,157
Construction in progress	487	527
Gross property, plant and equipment	9,471	10,207
Less accumulated depreciation	(3,585)	(3,955)
Property, plant and equipment(a)	$5,886	$6,252

United States	$4,501	$4,835
Europe	1,243	1,291
Rest of the World	142	126
Total	$5,886	$6,252
(a)    Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

Depreciation expense was $586 million in 2020, $554 million in 2019 and $505 million in 2018.

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

The remaining 10% of lease obligations are comprised of vehicles used primarily by salesforce and an R&D facility operated by a third party under management’s direction. Vehicle lease terms vary by country with terms generally between one year and four years.

The following table summarizes the components of lease expense:

	Year Ended December 31,
Dollars in Millions	2020	2019
Operating lease cost	$194	$115
Variable lease cost	50	25
Short-term lease cost	19	20
Sublease income	(4)	(4)
Total operating lease expense	$259	$156

Operating lease right-of-use assets and liabilities were as follows:

	December 31,
Dollars in Millions	2020	2019
Other non-current assets	$859	$704

Other current liabilities	164	133
Other non-current liabilities	833	672
Total liabilities	$997	$805

Future lease payments for non-cancellable operating leases as of December 31, 2020 were as follows:

Dollars in Millions
2021	$195
2022	169
2023	142
2024	106
2025	84
Thereafter	468
Total future lease payments	1,164

Less imputed interest	(167)
Total lease liability	$997

Right-of-use assets obtained in exchange for new operating lease obligations were $326 million in 2020 which includes $82 million of right-of-use assets acquired in the MyoKardia acquisition. Cash paid for amounts included in the measurement of operating lease liabilities was $164 million in 2020 and $79 million in 2019. Cash paid in 2019 was net of a $33 million lease incentive received.

Undiscounted lease obligations for operating leases not yet commenced were approximately $750 million as of December 31, 2020. The obligation primarily relates to a research and development facility that is being constructed by the lessor and which is expected to be ready for use in 2022.

A right-of-use asset impairment charge of $31 million was incurred during 2020 due to a site vacancy and partial sublease. The fair value of the right-of-use asset was determined using an income approach incorporating potential future cash flows associated with the sublease of the building.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
Weighted average remaining lease term	9.0 years	9.0 years
Weighted average discount rate	3%	4%

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

	Estimated Useful Lives	December 31,
Dollars in Millions		2020	2019
Goodwill(a)		$20,547	$22,488

Other intangible assets:
Licenses	5 – 15 years	328	482
Acquired marketed product rights(a)	3 – 15 years	59,076	46,827
Capitalized software	3 – 10 years	1,325	1,297
IPRD		6,130	19,500
Gross other intangible assets		66,859	68,106
Less accumulated amortization		(13,616)	(4,137)
Other intangible assets		$53,243	$63,969
(a)    Includes measurement period adjustments. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information.

In 2020, $13.1 billion of IPRD was reclassified to acquired marketed product rights upon approval in the U.S. for Reblozyl for the treatment of anemia in adults with lower-risk MDS, Zeposia and Onureg. Amortization expense of other intangible assets was $9.9 billion in 2020, $1.3 billion in 2019 and $198 million in 2018. Future annual amortization expense of other intangible assets is expected to be approximately $10.2 billion in 2021, $10.1 billion in 2022, $9.5 billion in 2023 $8.5 billion in 2024 and $1.2 billion in 2025.

Other intangible asset impairment charges were $1.1 billion in 2020, $66 million in 2019 and $84 million in 2018, respectively.

In 2020, a $575 million impairment charge was recorded in Cost of products sold resulting from the lower cash flow projections reflecting revised commercial forecasts for Inrebic, resulting in the full impairment of the asset. Additionally, a $470 million impairment charge was recorded in Research and development expense following a decision to discontinue the orva-cel program development. Inrebic and orva-cel were obtained in connection with the acquisition of Celgene. In 2019, a $32 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound obtained in the acquisition of Medarex. In 2018, a $64 million impairment charge was recorded in Other (income)/expense, net for an out-licensed asset obtained in the 2010 acquisition of ZymoGenetics, Inc., which did not meet its primary endpoint in a Phase II clinical study.

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in Millions	2020	2019
Prepaid and refundable income taxes	$1,799	$754
Research and development	492	410
Equity investments	619	—
Other(a)	876	819
Other current assets	$3,786	$1,983
(a)    Includes restricted cash of $89 million and $84 million at December 31, 2020 and 2019, respectively.

	December 31,
Dollars in Millions	2020	2019
Equity investments	$4,076	$3,405
Inventories	1,080	1,373
Operating leases	859	704
Pension and postretirement	208	456
Restricted cash	338	390
Other	458	276
Other non-current assets	$7,019	$6,604

	December 31,
Dollars in Millions	2020	2019
Rebates and returns	$5,688	$4,275
Income taxes payable	647	1,517
Employee compensation and benefits	1,412	1,457
Research and development	1,423	1,324
Dividends	1,129	1,025
Interest	434	493
Royalties	461	418
Operating leases	164	133
Contingent value rights	515	—
Other	2,154	1,871
Other current liabilities	$14,027	$12,513

	December 31,
Dollars in Millions	2020	2019
Income taxes payable	$5,017	$5,368
Contingent value rights	15	2,275
Pension and postretirement	899	725
Operating leases	833	672
Deferred income	357	424
Deferred compensation	344	287
Other	311	350
Other non-current liabilities	$7,776	$10,101

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2018	2,208	$221	$1,898	$(2,289)	$31,160	575	$(19,249)	$106
Accounting change - cumulative effect(a)	—	—	—	(34)	332	—	—	—
Adjusted balance at January 1, 2018	2,208	221	1,898	(2,323)	31,492	575	(19,249)	106
Net earnings	—	—	—	—	4,920	—	—	27
Other Comprehensive (Loss)Income	—	—	—	(156)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(2,630)	—	—	—
Share repurchase program	—	—	—	—	—	5	(313)	—
Stock compensation	—	—	183	—	—	(4)	(12)	—
Adoption of ASU 2018-02	—	—	—	(283)	283	—	—	—
Distributions	—	—	—	—	—	—	—	(37)
Balance at December 31, 2018	2,208	221	2,081	(2,762)	34,065	576	(19,574)	96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	3,439	—	—	21
Other Comprehensive (Loss)/Income	—	—	—	1,242	—	—	—	—
Celgene acquisition	715	71	42,721	—	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(3,035)	—	—	—
Share repurchase program	—	—	(1,400)	—	—	105	(5,900)	—
Stock compensation	—	—	307	—	—	(9)	117	—
Distributions	—	—	—	—	—	—	—	(17)
Balance at December 31, 2019	2,923	292	43,709	(1,520)	34,474	672	(25,357)	100
Net loss	—	—	—	—	(9,015)	—	—	20
Other Comprehensive (Loss)/Income	—	—	—	(319)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(4,178)	—	—	—
Share repurchase program	—	—	1,400	—	—	43	(2,993)	—
Stock compensation	—	—	(784)	—	—	(36)	2,113	—
Distributions	—	—	—	—	—	—	—	(60)
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
(a)    Cumulative effect resulting from adoption of ASU 2014-09 and ASU 2016-02.
(b)    Cash dividends declared per common share were $1.84 in 2020, $1.68 in 2019 and $1.61 in 2018.

BMS has a share repurchase program, authorized by its Board of Directors, allowing for repurchases of its shares effected in the open market or through privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not have an expiration date and may be suspended or discontinued at any time. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

BMS repurchased approximately 27 million shares of its common stock for $1.6 billion during the year ended December 31, 2020. The remaining share repurchase capacity under the share repurchase program was approximately $4.4 billion as of December 31, 2020.

In 2019, BMS executed accelerated share repurchase agreements (“ASR”) to repurchase an aggregate $7 billion of common stock. The ASR was funded with cash on-hand. Approximately 99 million shares of common stock (80% of the $7 billion aggregate repurchase price) were received by BMS and included in treasury stock. In 2020, the agreement was settled and approximately 16 million shares of common stock were received by BMS and transferred to treasury stock.

The components of Other Comprehensive (Loss)/Income were as follows:

	Year Ended December 31,
	2020			2019			2018
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Unrealized (losses)/gains	$(216)	$7	$(209)	$65	$(7)	$58	$86	$(9)	$77
Reclassified to net earnings(a)	(54)	7	(47)	(103)	13	(90)	(4)	(3)	(7)
Derivatives qualifying as cash flow hedges	(270)	14	(256)	(38)	6	(32)	82	(12)	70

Pension and postretirement benefits:
Actuarial (losses)/gains	(134)	25	(109)	(143)	28	(115)	(89)	(3)	(92)
Amortization(b)	33	(6)	27	55	(11)	44	65	(13)	52
Settlements(b)	10	(3)	7	1,640	(366)	1,274	121	(28)	93
Pension and postretirement benefits	(91)	16	(75)	1,552	(349)	1,203	97	(44)	53

Available-for-sale securities:
Unrealized gains/(losses)	7	(1)	6	42	(9)	33	(30)	5	(25)
Realized (gains)/losses(b)	(1)	—	(1)	3	—	3	—	—	—
Available-for-sale securities	6	(1)	5	45	(9)	36	(30)	5	(25)

Foreign currency translation	(19)	26	7	43	(8)	35	(245)	(9)	(254)

Other Comprehensive (Loss)/Income	$(374)	$55	$(319)	$1,602	$(360)	$1,242	$(96)	$(60)	$(156)
(a)    Included in Cost of products sold.
(b)    Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive (Loss)/Income, net of taxes, were as follows:

	December 31,
Dollars in Millions	2020	2019
Derivatives qualifying as cash flow hedges	$(237)	$19
Pension and postretirement benefits	(974)	(899)
Available-for-sale securities	11	6
Foreign currency translation	(639)	(646)
Accumulated other comprehensive loss	$(1,839)	$(1,520)

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

In 2018, BMS announced plans to fully terminate the Plan. Pension obligations related to the Plan were to be distributed through a combination of lump sum payments to eligible Plan participants who elected such payments and through the purchase of group annuity contracts from wholly owned insurance subsidiaries of Athene Holding Ltd. (“Athene”). In 2019, $1.3 billion was distributed to Plan participants who elected lump sum payments during the election window, and group annuity contracts were purchased from Athene for $2.6 billion for the remaining Plan participants for whom Athene irrevocably assumed the pension obligations. These transactions fully terminated the Plan and resulted in a $1.5 billion non-cash pre-tax pension settlement charge in 2019.

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

BMS acquired Celgene on November 20, 2019. Certain of Celgene’s international subsidiaries have both funded and unfunded defined benefit pension plans. We have recorded the fair value of the Celgene plans using assumptions and accounting policies consistent with those disclosed by BMS. Upon acquisition, the excess of projected benefit obligation over the plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated.

The net periodic benefit cost/(credit) of defined benefit pension plans includes:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Service cost — benefits earned during the year	$48	$26	$26
Interest cost on projected benefit obligation	42	115	193
Expected return on plan assets	(98)	(200)	(386)
Amortization of prior service credits	(4)	(4)	(4)
Amortization of net actuarial loss	44	59	74
Settlements and Curtailments	10	1,640	121
Net periodic pension benefit cost/(credit)	$42	$1,636	$24

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2019 and 2018.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019
Benefit obligations at beginning of year	$2,940	$5,966
Service cost—benefits earned during the year	48	26
Interest cost	42	115
Settlements and Curtailments	(145)	(4,105)
Actuarial losses	233	777
Benefits paid	(58)	(109)
Acquisition/Divestiture	—	262
Foreign currency and other	182	8
Benefit obligations at end of year	$3,242	$2,940

Fair value of plan assets at beginning of year	$2,536	$6,129
Actual return on plan assets	196	804
Employer contributions	96	63
Settlements	(126)	(4,104)
Benefits paid	(58)	(109)
Asset transfer	—	(424)
Acquisition/Divestiture	—	164
Foreign currency and other	163	13
Fair value of plan assets at end of year	$2,807	$2,536

Unfunded status	$(435)	$(404)

Assets/(Liabilities) recognized:
Other non-current assets	$208	$192
Other current liabilities	(26)	(27)
Other non-current liabilities	(617)	(569)
Funded status	$(435)	$(404)

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$1,255	$1,192
Prior service credit	(22)	(26)
Total	$1,233	$1,166

The accumulated benefit obligation for defined benefit pension plans was $3.2 billion and $2.9 billion at December 31, 2020 and 2019, respectively.

Additional information related to pension plans was as follows:

	December 31,
Dollars in Millions	2020	2019
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,805	$1,652
Fair value of plan assets	1,162	1,056
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,579	1,417
Fair value of plan assets	952	875

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2020	2019
Discount rate	1.2%	1.6%
Rate of compensation increase	1.3%	1.3%
Interest crediting rate	2.2%	2.2%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost/(credit) were as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	1.6%	3.2%	3.1%
Expected long-term return on plan assets	4.1%	4.5%	6.2%
Rate of compensation increase	1.3%	0.5%	0.5%
Interest crediting rate	2.2%	2.7%	2.6%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The Citi Pension Discount curve is used in developing the discount rate for the U.S. plans.

The expected return on plan assets assumption for each plan is based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolio. Several factors are considered in developing the expected return on plan assets, including long-term historical returns and input from external advisors. Individual asset class return forecasts were developed based upon market conditions, for example, price-earnings levels and yields and long-term growth expectations. The expected long-term rate of return is the weighted-average of the target asset allocation of each individual asset class.
Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Actuarial losses in 2020 and 2019 related to plan benefit obligations were primarily the result of decreases in discount rates. Actuarial gains in 2018 related to plan benefit obligations were primarily the result of increases in discount `rates. Gains and losses are amortized over the life expectancy of the plan participants for U.S. plans (25 years in 2021) and expected remaining service periods for most other plans to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan.

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all legacy BMS U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Postretirement benefit plan assets consist principally of fixed-income securities. Postretirement benefit plan obligations were $267 million and $255 million at December 31, 2020 and 2019, respectively, and the fair value of plan assets was $398 million at December 31, 2019. The weighted-average discount rate used to determine benefit obligations was 2.0% and 2.9% at December 31, 2020 and 2019, respectively. The net periodic benefit credits were not material.

As a result of the Bristol-Myers Squibb Retirement Income Plan's termination in 2019, $381 million of assets held in a separate account within the Pension Trust used to fund retiree medical plan payments was reverted back to the Company in 2020, resulting in an excise tax of $76 million.

Plan Assets

The fair value of pension and postretirement plan assets by asset category at December 31, 2020 and 2019 was as follows:

	December 31, 2020				December 31, 2019
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$101	$—	$—	$101	$87	$—	$—	$87
Equity funds	—	601	—	601	4	544	—	548
Fixed income funds	—	783	—	783	—	769	—	769
Corporate debt securities	—	533	—	533	—	764	—	764
U.S. Treasury and agency securities	—	70	—	70	—	168	—	168
Insurance contracts	—	—	149	149	—	—	128	128
Cash and cash equivalents	96	—	—	96	24	—	—	24
Other	—	112	40	152	—	111	33	144
Plan assets subject to leveling	$197	$2,099	$189	$2,485	$115	$2,356	$161	$2,632

Plan assets measured at NAV as a practical expedient				322				302
Net plan assets				$2,807				$2,934

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

Level 2 inputs utilize observable prices for similar instruments, quoted prices for identical or similar instruments in non-active markets, and other observable inputs that can be corroborated by market data for substantially the full term of the assets or liabilities. Equity funds and fixed income funds classified as Level 2 within the fair value hierarchy are valued at the NAV of their shares held at year end, which represents fair value. Corporate debt securities and U.S. Treasury and agency securities classified as Level 2 within the fair value hierarchy are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active.

Level 3 unobservable inputs are used when little or no market data is available. Insurance contracts are held by certain foreign pension plans and are carried at contract value, which approximates the estimated fair value and is based on the fair value of the underlying investment of the insurance company.

Investments using the practical expedient consist primarily of multi-asset funds which are redeemable on either a daily, weekly, or monthly basis.

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2020 was broadly characterized as an allocation between equity securities (28%), debt securities (60%) and other investments (12%).

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $96 million in 2020, $63 million in 2019, and $71 million in 2018, and are not expected to be material in 2021. Estimated annual future benefit payments for non-terminating plans (including lump sum payments) will be approximately $140 million in 2021 and approximately $125 million in each of the next four years and in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The expense attributed to defined contribution plans in the U.S. was approximately $290 million in 2020 and $200 million in 2019 and 2018, respectively.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

On May 1, 2012, the shareholders approved the 2012 Plan, which replaced the 2007 Stock Incentive Plan. The 2012 Plan provides for 109 million shares to be authorized for grants, plus any shares from outstanding awards under the 2007 Plan as of February 29, 2012 that expire, are forfeited, canceled, or withheld to satisfy tax withholding obligations. As of December 31, 2020, 95 million shares were available for award. Shares are issued from treasury stock to satisfy BMS’s obligations under this Plan.

As part of the Celgene acquisition, BMS assumed the 2017 Stock Incentive Plan and the 2014 Equity Incentive Plan (referred together with the BMS plans as the “Plans”). These plans provided for the granting of Options, Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”) and other share-based and performance-based awards to former Celgene employees, officers and non-employee directors. Additionally, the terms of these plans provided for accelerated vesting of awards upon a change in control followed by an involuntary termination without cause. As of December 31, 2020, 23 million shares were available for award under the Celgene Plans. Outstanding Celgene equity awards were assumed by BMS and converted into BMS equity awards at acquisition. The replacement BMS awards generally have the same terms and conditions (including vesting) as the former Celgene awards for which they were exchanged. Shares are issued from treasury stock to satisfy BMS’s obligations under the Plans.

CVRs were also issued to the holders of vested and unexercised “in the money” Options that were outstanding at the acquisition date. Celgene RSU holders and unvested “in the money” Options that were outstanding at the acquisition date, with awards vesting prior to March 31, 2021 are also eligible to receive CVRs. Celgene RSU holders and unvested “in the money” Options that were outstanding at the acquisition date with awards vesting after March 31, 2021 are eligible to receive a cash value of $9.00 per pre-converted Celgene RSU and “in the money” Options if all CVR milestones are achieved. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.

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

PSUs are granted to executives, have a three year cycle and are granted as a target number of units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of performance goals and based on BMS’s three-year total shareholder return relative to a peer group of companies. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Year Ended December 31,
Dollars in Millions	2020	2019	2018
Cost of products sold	$37	$19	$15
Marketing, selling and administrative	332	162	122
Research and development	339	115	84
Other (income)/expense, net	71	145	—
Total stock-based compensation expense	$779	$441	$221

Income tax benefit(a)	$158	$87	$41
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $35 million in 2020, $4 million in 2019 and $25 million in 2018.

The total stock-based compensation expense for the years ended December 31, 2020 and 2019 includes $382 million and $66 million, respectively, related to Celgene post-combination service period and $71 million and $145 million, respectively, of accelerated vesting of awards related to the Celgene acquisition. It also includes $3 million in 2020 and $10 million in 2019 related to CVR obligation on unvested stock awards for the post combination service period. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information related to the Celgene acquisition.

The replacement stock options granted to Celgene option holders on acquisition were issued consistent with the vesting conditions of the replaced award. Replacement stock options have contractual terms of 10 years from the initial grant date. The majority of stock options outstanding vest in one-fourth increments over a four year period, although certain awards cliff vest or have longer or shorter service periods. Celgene option holders may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period. BMS estimated the fair value of replacement options, using a Black-Scholes Option pricing model, with the following assumptions:

Year Ended December 31, 2019
Weighted average risk-free interest rate	1.59%
Expected volatility	25.7%
Weighted average expected term (years)	2.65
Expected dividend yield	2.89%

The risk-free interest rate is based on rates available for U.S. Federal Reserve treasury constant maturities with a remaining term equal to the options' expected life at the time of the replacement award. Expected volatility of replacement stock option awards was estimated based on a 50/50 blend of implied volatility and five year historical volatility of BMS’ publicly traded stocks. The expected term of an employee share option is the period of time for which the option is expected to be outstanding and is based on historical and forecasted exercise behavior. Dividend yield is estimated based on BMS’ annual dividend rate at the time of award replacement.

The following table summarizes the stock compensation activity for the year ended December 31, 2020:

	Stock Options(a)		Restricted Stock Units		Market Share Units		Performance Share Units
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2020	101.2	$48.08	34.7	$55.58	1.6	$59.25	3.0	$57.46
Granted	—	—	13.1	53.65	0.9	53.92	1.4	55.61
Released/Exercised	(23.8)	39.21	(16.1)	56.00	(0.6)	60.20	(1.0)	57.87
Adjustments for actual payout	—	—	—	—	—	—	—	—
Forfeited/Canceled	(4.0)	61.57	(4.0)	54.37	(0.2)	56.88	(0.3)	55.28
Balance at December 31, 2020	73.4	50.25	27.7	54.58	1.7	56.01	3.1	56.72

Expected to vest			23.7	54.58	1.5	56.19	3.2	57.92
(a)    At December 31, 2020 substantially all of the 8.1 million unvested stock options with a weighted-average exercise price of $53.36, are expected to vest.

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$41	$828	$42	$75
Expected weighted-average period in years of compensation cost to be recognized	1.3	2.4	2.8	1.7

Amounts in Millions, except per share data	2020	2019	2018
Weighted-average grant date fair value (per share):
Stock options - replacement awards	$—	$15.00	$—
Restricted stock units - replacement awards	—	56.37	—
Restricted stock units	53.65	47.16	61.40
Market share units	53.92	51.52	72.33
Performance share units	55.61	49.99	67.60

Fair value of awards that vested:
Restricted stock units - replacement awards	$777	$233	$—
Restricted stock units	122	105	98
Market share units	37	30	40
Performance share units	59	53	103

Total intrinsic value of stock options exercised	556	148	89

The fair value of RSUs, MSUs and PSUs approximates the closing trading price of BMS’s common stock on the grant date after adjusting for the units not eligible for accrued dividends. In addition, the fair value of MSUs and PSUs considers the probability of satisfying the payout factor and total shareholder return, respectively.

The fair value of the replacement RSUs approximates the closing trading price of BMS’ common stock on the date of acquisition after adjusting for the units not eligible for accrued dividends. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period.

The following table summarizes significant outstanding and exercisable options at December 31, 2020:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	16.5	1.8	$26.62	$583
$40 - $55	22.9	4.6	48.72	305
$55 - $65	23.6	3.9	59.53	64
$65+	10.4	4.3	69.90	—
Outstanding	73.4	3.7	50.25	$952
Exercisable	65.3	3.4	49.87	$872

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $62.03 on December 31, 2020.

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

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. In August 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid. The remaining aNDA filers have appealed to the Court of Appeals for the Federal Circuit.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($341 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court's decision and an appeal hearing has been scheduled for February 2021.

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

Celgene received a second Notice of Allegation in November 2020 from Natco Canada notifying Celgene that it had filed a second aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada. Natco Canada alleges that the asserted patents are invalid and/or not infringed. No trial date has been scheduled for this matter.

Celgene received two Notices of Allegation in March 2020 from Dr. Reddy’s Laboratories Ltd. (“DRL Canada”) notifying Celgene that it had filed an aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. DRL Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated two patent infringement actions in the Federal Court of Canada. DRL Canada alleges that the asserted patents are invalid and/or not infringed. A trial is scheduled to begin in January 2022.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of Teva Pharmaceuticals USA, Inc. (“Teva”); Apotex Inc. (“Apotex”) and Apotex Corp.; Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (collectively, “Hetero”); Eugia Pharma Specialities Limited and Aurobindo Pharma Ltd. (collectively, “Aurobindo”); Mylan Pharmaceuticals Inc.; and Breckenridge Pharmaceutical, Inc. (“Breckenridge”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable, and not infringed. These litigations were subsequently consolidated. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against each of the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. The companies each filed responsive pleadings between April and June 2020, alleging that the patent is invalid and not infringed. The Court has consolidated these additional litigations with the previously-consolidated litigations. In September 2020, the Court granted Mylan Pharmaceuticals Inc.’s motion to dismiss, which decision Celgene has appealed. In October 2020, Breckenridge and Aurobindo received final approval from the FDA of their respective aNDAs. In November 2020, Celgene and Breckenridge entered into a confidential settlement agreement. Pursuant to terms of the confidential settlement agreement, on January 7, 2021, the Court enjoined Breckenridge from infringing the asserted patents, unless and to the extent otherwise specifically authorized by Celgene and dismissed Breckenridge from the proceedings. A final pretrial conference concerning the consolidated litigations is scheduled for February 16, 2021 but is expected to be delayed.

In February and March 2019, Celgene filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide, and the companies filed answers and/or counterclaims alleging that each of these patents is invalid and/or not infringed. These actions have been consolidated with the earlier-filed actions against the companies. No trial date has been set for this matter.

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

In February 2021, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide. DRL has not responded to the complaint. No trial date has been set for this matter.

Revlimid - U.S.
Celgene has received Notice Letters on behalf of Zydus Pharmaceuticals (USA) Inc.; Cipla Ltd., (“Cipla”); Apotex; Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited; Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V. (collectively, “Mylan”); and Aurobindo Pharma Limited, Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., Aurolife Pharma LLC, and Lupin Limited notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. No trial date has been scheduled in any of these New Jersey actions.

Celgene also filed a patent infringement action against Mylan in the U.S. District Court for the Northern District of West Virginia (the “West Virginia action”) asserting certain FDA Orange Book-listed patents. Mylan filed its answer and counterclaims alleging that the patents are invalid and/or not infringed. A trial is scheduled to begin in the West Virginia action on October 4, 2021.

In December 2020, Celgene settled all outstanding claims in the litigation with Cipla. Pursuant to the settlement, Celgene has agreed to provide Cipla with a license to Celgene’s patents required to manufacture and sell certain volume-limited amounts of generic lenalidomide in the United States beginning on a certain date after the March 2022 volume-limited license date previously provided to Natco. In addition, Celgene has agreed to provide Cipla with a license to Celgene’s patents required to manufacture and sell an unlimited quantity of generic lenalidomide in the United States beginning January 31, 2026.

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

In 2020, BMS received a Notice Letter from Lupin notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed patent infringement actions in the U.S. District Courts for the District of New Jersey and Delaware. No trial date has been scheduled.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter concluded in November 2020 and a decision is expected in the first quarter of 2021.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., less than 20 cases remain pending on behalf of plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are ten cases pending in Canada (four class actions, six individual injury claims). Out of the ten cases, only three are active (the class actions in Quebec and Ontario and one individual injury claim). Both class actions have now been certified and will proceed separately, subject to a pending appeal of the Ontario class certification decision.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. As of December 2020, there are approximately 590 separate lawsuits pending on behalf of approximately 2,250 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In November 2015, the defendants’ motion for summary judgment based on federal preemption was granted in both the MDL and the JCCP. In November 2017, the Ninth Circuit reversed the MDL summary judgment order and remanded the case to the MDL. In November 2018, the California Court of Appeal reversed the state court summary judgment order and remanded those cases to the JCCP for further proceedings. Amylin has filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence, both were heard in 2020. Amylin had product liability insurance covering a substantial number of claims involving Byetta* (which has been exhausted). As part of BMS’s global diabetes business divestiture, BMS sold Byetta* to AstraZeneca in February 2014 and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of December 2020, claims are pending in state and federal court on behalf of approximately 280 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. BMS moved to dismiss the amended complaint. In September 2020, the Court granted BMS’s motion to dismiss with prejudice. The plaintiffs appealed the Court's decision in October 2020.

Celgene Securities Class Action
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene’s 2020 outlook and projected sales of Otezla, and (3) the new drug application for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff’s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In December 2020, the defendants sought leave to appeal the Court’s class certification decision. No trial date has been scheduled.

In April 2020, certain Schwab management investment companies on behalf of certain Schwab funds filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action against the same remaining defendants in that action. In July 2020, the defendants filed a motion to dismiss the plaintiffs' complaint in full.

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

HIV Medication Antitrust Lawsuits
BMS and two other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The currently pending actions, asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. A trial on the indirect purchasers’ claims is scheduled for August 2022. In September and October 2020, two purported class actions have also been filed asserting similar claims on behalf of direct purchasers. Defendants’ motions to dismiss and compel arbitration in those matters are scheduled to be heard in February 2021. A trial on the direct purchasers’ claims has not been scheduled.

Humana Litigations
In May 2018, Humana, Inc. (“Humana”) filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In April 2019, Celgene filed a motion to dismiss Humana’s complaint, which the Court denied in January 2020. No trial date has been scheduled. In May 2020, Celgene filed suit against Humana Pharmacy, Inc. (“HPI”), a Humana subsidiary, in Delaware Superior Court. Celgene’s complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI’s breach as well as a declaratory judgment. In September 2020, HPI filed a motion to dismiss Celgene’s complaint.

In March 2019, Humana filed a separate lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint alleges that Celgene violated various antitrust, consumer protection, and unfair competition laws to delay or prevent generic competition for Thalomid and Revlimid brand drugs, including (a) allegedly refusing to sell samples of products to generic manufacturers for purposes of bioequivalence testing intended to be included in aNDAs for approval to market generic versions of these products; (b) allegedly bringing unjustified patent infringement lawsuits, procuring invalid patents, and/or entering into anticompetitive patent settlements; (c) allegedly securing an exclusive supply contract for supply of thalidomide active pharmaceutical ingredient. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. Celgene filed a motion to dismiss Humana’s complaint, and the Court has stayed discovery pending adjudication of that motion. No trial date has been scheduled.

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

In March 2020, United HealthCare Services, Inc. (“UHS”), affiliates of which opted out of the first settlement in the Thalomid and Revlimid Antitrust Class Action Litigation, filed a lawsuit against Celgene in the U.S. District Court for the District of Minnesota. UHS’s complaint makes largely the same claims and allegations as the class action litigation in addition to certain claims regarding donations directed to copay assistance. The complaint purports to assert claims on behalf of UHS and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In December 2020, Celgene’s motion to transfer the action to the District of New Jersey was granted and the case is now pending in that Court.

In July 2020, Blue Cross Blue Shield Association (“BCBSA”) sued Celgene and BMS on behalf of the Federal Employee Program in the U.S. District Court for the District of Columbia. BCBSA’s complaint makes largely the same claims and allegations as the class action litigation. A motion to transfer this matter to the District of New Jersey is pending.

In August 2020, Health Care Service Corporation (“HCSC”), BCBSM Inc., d/b/a Blue Cross and Blue Shield of Minnesota, and Blue Cross and Blue Shield of Florida Inc., d/b/a Florida Blue, sued Celgene and BMS in the state courts of Minnesota. The complaint makes largely the same claims and allegations as the class action litigation but adds allegations on behalf of HCSC only as to alleged off-label marketing of Thalomid and Revlimid. In September 2020, Celgene and BMS removed the action to the U.S. District Court for the District of Minnesota. Motions to remand and dismiss the action and transfer venue to the District of New Jersey are pending.

In January 2021, Cigna Corporation (“Cigna”) sued Celgene and BMS in the U.S. District Court for the Eastern District of Pennsylvania. Cigna’s complaint makes largely the same claims and allegations as the class action litigation. Cigna’s complaint purports to assert claims on behalf of Cigna and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser. Celgene’s and BMS’s response to the complaint is due in March 2021.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $78.8 million at December 31, 2020, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

Note 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2020
Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Total Revenues	$10,781	$10,129	$10,540	$11,068	$42,518
Gross Margin	7,119	7,430	8,038	8,158	30,745
Net (Loss)/Earnings	(766)	(80)	1,878	(10,027)	(8,995)
Net (Loss)/Earnings Attributable to:
Noncontrolling Interest	9	5	6	—	20
BMS	(775)	(85)	1,872	(10,027)	(9,015)

(Loss)/Earnings per Common Share - Basic(a)	$(0.34)	$(0.04)	$0.83	$(4.45)	$(3.99)
(Loss)/Earnings per Common Share - Diluted(a)	(0.34)	(0.04)	0.82	(4.45)	(3.99)

Cash dividends declared per common share	$0.45	$0.45	$0.45	$0.49	$1.84

Cash and cash equivalents	$15,817	$19,934	$19,435	$14,546	$14,546
Marketable debt securities(b)	3,156	2,247	2,215	1,718	1,718
Total Assets	129,285	128,076	125,536	118,481	118,481
Long-term debt(c)	46,105	46,106	44,614	50,336	50,336
Equity	49,977	49,160	50,230	37,882	37,882

	Year Ended December 31, 2019
Dollars in Millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(d)	Year(d)
Total Revenues	$5,920	$6,273	$6,007	$7,945	$26,145
Gross Margin	4,096	4,301	4,217	5,453	18,067
Net Earnings/(Loss)	1,715	1,439	1,366	(1,060)	3,460
Net Earnings/(Loss) Attributable to:
Noncontrolling Interest	5	7	13	(4)	21
BMS	1,710	1,432	1,353	(1,056)	3,439

Earnings/(Loss) per Common Share - Basic(a)	$1.05	$0.88	$0.83	$(0.55)	$2.02
Earnings/(Loss) per Common Share - Diluted(a)	1.04	0.87	0.83	(0.55)	2.01

Cash dividends declared per common share	$0.41	$0.41	$0.41	$0.45	$1.68

Cash and cash equivalents	$7,335	$28,404	$30,489	$12,346	$12,346
Marketable debt securities(b)	2,662	1,947	2,978	3,814	3,814
Total Assets	34,834	55,163	57,433	129,944	129,944
Long-term debt(c)	5,635	24,433	24,390	46,150	46,150
Equity	15,317	16,151	17,754	51,698	51,698
(a)    Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.
(b)    Marketable debt securities includes current and non-current assets.
(c)    Long-term debt includes the current portion.
(d)    Commencing on November 20, 2019, Celgene’s operations are included in our consolidated financial statements. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for additional information.

The following specified items affected the comparability of results in 2020 and 2019:

	Year Ended December 31, 2020
Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Inventory purchase price accounting adjustments	$1,420	$714	$456	$98	$2,688
Intangible asset impairment	—	—	—	575	575
Employee compensation charges	2	1	—	1	4
Site exit and other costs	16	13	3	1	33
Cost of products sold	1,438	728	459	675	3,300

Employee compensation charges	15	12	7	241	275
Site exit and other costs	6	(1)	(1)	—	4
Marketing, selling and administrative	21	11	6	241	279

License and asset acquisition charges	25	300	203	475	1,003
IPRD impairments	—	—	—	470	470
Inventory purchase price accounting adjustments	17	—	8	11	36
Employee compensation charges	18	15	8	241	282
Site exit and other costs	56	39	4	16	115
Research and development	116	354	223	1,213	1,906

IPRD charge - MyoKardia acquisition	—	—	—	11,438	11,438

Amortization of acquired intangible assets	2,282	2,389	2,491	2,526	9,688

Interest expense(a)	(41)	(41)	(40)	(37)	(159)
Contingent consideration	556	(165)	(988)	(1,160)	(1,757)
Royalties and licensing income	(83)	(18)	(53)	(14)	(168)
Equity investment losses/(gains)	339	(818)	(214)	(463)	(1,156)
Integration expenses	174	166	195	182	717
Provision for restructuring	160	115	176	79	530
Litigation and other settlements	—	—	—	(239)	(239)
Reversion excise tax	76	—	—	—	76
Divestiture (gains)/losses	(16)	9	1	(49)	(55)
Other (income)/expense, net	1,165	(752)	(923)	(1,701)	(2,211)

Increase to pretax income	5,022	2,730	2,256	14,392	24,400

Income taxes on items above	(291)	(3)	(405)	(1,034)	(1,733)
Income taxes attributed to Otezla* divestiture	—	255	11	—	266
Income taxes attributed to internal transfer of intangible assets	—	853	—	—	853
Income taxes	(291)	1,105	(394)	(1,034)	(614)

Increase to net earnings	$4,731	$3,835	$1,862	$13,358	$23,786

	Year Ended December 31, 2019
Dollars in Millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Inventory purchase price accounting adjustments	$—	$—	$—	$660	$660
Employee compensation charges	—	—	—	1	1
Site exit and other costs	12	139	22	24	197
Cost of products sold	12	139	22	685	858

Employee compensation charges	—	—	—	27	27
Site exit and other costs	1	—	—	8	9
Marketing, selling and administrative	1	—	—	35	36

License and asset acquisition charges	—	25	—	—	25
IPRD impairments	32	—	—	—	32
Employee compensation charges	—	—	—	33	33
Site exit and other costs	19	19	20	109	167
Research and development	51	44	20	142	257

Amortization of acquired intangible assets	—	—	—	1,062	1,062

Interest expense(a)	—	83	166	73	322
Contingent consideration	—	—	—	523	523
Royalties and licensing income	—	—	(9)	(15)	(24)
Equity investment (gains)/losses	(175)	(71)	261	(294)	(279)
Integration expenses	22	106	96	191	415
Provision for restructuring	12	10	10	269	301
Litigation and other settlements	—	—	—	75	75
Investment income	—	(54)	(99)	(44)	(197)
Divestiture losses/(gains)	—	8	(1,179)	3	(1,168)
Pension and postretirement	49	44	1,545	(3)	1,635
Acquisition expenses	165	303	7	182	657
Other	—	—	—	2	2
Other (income)/expense, net	73	429	798	962	2,262

Increase to pretax income	137	612	840	2,886	4,475

Income taxes on items above	(43)	(105)	(275)	(264)	(687)
Income taxes attributed to Otezla* divestiture	—	—	—	808	808
Income taxes	(43)	(105)	(275)	544	121

Increase to net earnings	$94	$507	$565	$3,430	$4,596
(a)    Includes amortization of purchase price adjustments to Celgene debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive (loss)/income, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting

Basis for Opinion

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

Gross-to-Net U.S. Rebate Accruals for U.S. Medicaid, Medicare Part D, and managed healthcare - Refer to “Note 2 - Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, the Company reduces gross product sales from list price at the time revenue is recognized for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net (“GTN”) adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations, and government programs that mandate various reductions from list price. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other rebates, discounts and adjustments, are reflected as a liability and settled through cash payments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to GTN U.S. rebate accruals included the following, among others:
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate GTN U.S. rebate accruals.
•We tested the effectiveness of internal controls over the review of the Company’s estimation model, including underlying assumptions and key inputs into the Company’s process to calculate GTN U.S. rebate accruals.
•We tested the mathematical accuracy of GTN U.S. rebate accruals.
•We tested significant assumptions and key inputs used to calculate GTN U.S. rebate accruals.
•We evaluated the Company’s ability to estimate GTN U.S. rebate accruals accurately by comparing actual amounts incurred for GTN U.S. rebate accruals to historical estimates.
•We tested the overall reasonableness of the GTN U.S. rebate accruals recorded at period end by developing an expectation for comparison to actual recorded balances.
•We involved audit professionals with industry and quantitative analytics experience to assist us in performing our auditing procedures.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unrecognized tax benefit liabilities related to U.S. transfer pricing included the following, among others:
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used in the identification, recognition, measurement, and disclosure of unrecognized tax benefit liabilities.
•We tested the effectiveness of internal controls over the review of the underlying assumptions and key inputs into the Company’s process to calculate unrecognized tax benefit liabilities.
•We obtained an understanding of the Company’s related party transactions and transfer pricing policies.
•We tested the mathematical accuracy of the unrecognized tax benefit liabilities.
•We tested the completeness of unrecognized tax benefit liabilities.
•We tested the reasonableness of the underlying tax positions and amounts accrued for a selection of unrecognized tax benefit liabilities by reviewing the Company’s evaluation of the relevant facts and tax law associated with the tax position, and testing the significant assumptions and inputs used to calculate the unrecognized tax benefit liabilities by reference to third party data, information produced by the entity, our understanding of transfer pricing principles and tax laws, and inquires of management.
•We evaluated whether the Company had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the unrecognized tax benefit liabilities.
•We involved income tax specialists and audit professionals with industry experience to assist us in performing our auditing procedures.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 9, 2021

We have served as the Company’s auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2020 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2020, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2020 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2020 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 9, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 9, 2021

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
(a)Reference is made to our 2021 Proxy Statement with respect to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2020 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to our 2021 Proxy Statement with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to our 2021 Proxy Statement with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to our 2021 Proxy Statement with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	AUDITOR FEES.
Reference is made to our 2021 Proxy Statement with respect to auditor fees, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive (Loss)/Income	70
	Consolidated Balance Sheets	71
	Consolidated Statements of Cash Flows	72
	Notes to Consolidated Financial Statements	73
	Report of Independent Registered Public Accounting Firm	123

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2020 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	133
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2020 Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO, M.D.
Giovanni Caforio, M.D.
Chairman of the Board and Chief Executive Officer

Date: February 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chairman of the Board and Chief Executive Officer	February 10, 2021
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 10, 2021
(David V. Elkins)	(Principal Financial Officer)

/s/ KAREN SANTIAGO	Senior Vice President and Corporate Controller	February 10, 2021
(Karen Santiago)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 10, 2021
(Peter J. Arduini)

/s/ ROBERT BERTOLINI	Director	February 10, 2021
(Robert Bertolini)

/s/ MICHAEL W. BONNEY	Director	February 10, 2021
(Michael W. Bonney)

/s/ MATTHEW W. EMMENS	Director	February 10, 2021
(Matthew W. Emmens)

/s/ JULIA A. HALLER, M.D.	Director	February 10, 2021
(Julia A. Haller, M.D.)

/s/ DINESH C. PALIWAL	Director	February 10, 2021
(Dinesh C. Paliwal)

/s/ PAULA A. PRICE	Director	February 10, 2021
(Paula A. Price)

/s/ DERICA W. RICE	Director	February 10, 2021
(Derica W. Rice)

/s/ THEODORE R. SAMUELS	Director	February 10, 2021
(Theodore R. Samuels)

/s/ VICKI L. SATO, PH.D.	Director	February 10, 2021
(Vicki L. Sato, Ph.D.)

/s/ GERALD L. STORCH	Director	February 10, 2021
(Gerald L. Storch)

/s/ KAREN H. VOUSDEN, PH.D.	Director	February 10, 2021
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 10, 2021
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this 2020 Form 10-K, unless the context otherwise indicates. Throughout this 2020 Form 10-K, we have used terms which are defined below:

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020	MDL	multi-district litigation
AbbVie	AbbVie Inc.	MDS	myelodysplastic syndromes
ALL	acute lymphoblastic leukemia	Mead Johnson	Mead Johnson Nutrition Company
Amgen	Amgen Inc.	Merck	Merck & Co., Inc.
Amylin	Amylin Pharmaceuticals, Inc.	MF	myelofibrosis
aNDA	abbreviated New Drug Application	MPM	Malignant Pleural Mesothelioma
AstraZeneca	AstraZeneca PLC	MSI-H	high microsatellite instability
BCMA	B-cell maturation antigen	MyoKardia	MyoKardia, Inc.
Biogen	Biogen, Inc.	NASH	Non alcoholic steatohepatitis
BLA	Biologics License Application	NAV	net asset value
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Nektar	Nektar Therapeutics
Celgene	Celgene Corporation	NDA	New Drug Application
cGMP	current Good Manufacturing Practices	NKT	natural killer T
CML	chronic myeloid leukemia	NLRP3	NACHT, LRR and PYD domains-containing protein 3
CPPIB	CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company	Novartis	Novartis Pharmaceutical Corporation
CRC	colorectal cancer	NSCLC	non-small cell lung cancer
DSA	Distribution Services Agreement	NVAF	non-valvular atrial fibrillation
EC	European Commission	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
EGFR	estimated glomerular filtration rate	Ono	Ono Pharmaceutical Co., Ltd.
EMA	European Medicines Agency	OTC	Over-the-counter
EPO	European Patent Office	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EPS	earnings per share	PBMs	Pharmacy Benefit Managers
ERISA	Employee Retirement Income Security Act of 1974	PD-1	programmed death receptor-1
ESA	erythoropoiesis-stimulating agent	PDMA	Prescription Drug Marketing Act
ESCC	esophageal squamous cell carcinoma	Pfizer	Pfizer, Inc.
EU	European Union	PhRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
FASB	Financial Accounting Standards Board	PRP	potentially responsible party
FCPA	Foreign Corrupt Practices Act	PsA	psoriatic arthritis
FDA	U.S. Food and Drug Administration	R&D	research and development
FL	follicular lymphoma	RA	rheumatoid arthritis
GAAP	U.S. generally accepted accounting principles	RCC	renal cell carcinoma
GBM	glioblastoma multiforme	RDP	regulatory data protection
Gilead	Gilead Sciences, Inc.	REMS	Risk Evaluation and Mitigation Strategy
GILTI	global intangible low taxed income	Roche	Roche Holding AG
GlaxoSmithKline	GlaxoSmithKline PLC	RRMM	relapsed/refractory multiple myeloma
GTN	gross-to-net	RS	ring sideroblast
Halozyme	Halozyme Therapeutics, Inc.	Sanofi	Sanofi S.A.
HCC	Hepatocellular carcinoma	sBLA	supplemental Biologics License Application
HIV	human immunodeficiency virus	SCCHN	squamous cell carcinoma of the head and neck
HR 3590	The Patient Protection and Affordable Care Act	SCLC	small cell lung cancer
ImClone	ImClone Systems Incorporated	SEC	U.S. Securities and Exchange Commission
IO	Immuno-Oncology	STING	stimulator of interferon genes
IPF	idiopathic pulmonary fibrosis	the 2012 Plan	The 2012 Stock Award and Incentive Plan
IPRD	in-process research and development	the Act	the Tax Cuts and Jobs Act of 2017
JIA	Juvenile Idiopathic Arthritis	U.S.	United States
LOE	loss of exclusivity	UK	United Kingdom
MAA	Marketing Authorization Application	VAT	value added tax
LIBOR	London Interbank Offered Rate	VTE	venous thromboembolic
Lilly	Eli Lilly and Company	WTO	World Trade Organization
MCOs	Managed Care Organizations

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
‡

3e.	Bylaws of Bristol-Myers Squibb Company, as amended as of November 2, 2016 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated November 2, 2016 and filed November 4, 2016).	‡

4a.	Description of Bristol-Myers Squibb Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).	E-4-1

4b.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to the Form 10-K for the fiscal year ended December 31, 1983).	‡

4c.
Indenture, dated as of June 1, 1993, between Bristol-Myers Squibb Company and JPMorgan Chase Bank (as successor trustee to The Chase Manhattan Bank (National Association)) (incorporated herein by reference to Exhibit 4a to the registration statement on Form S-3 dated April 28, 2008 and filed on April 28, 2008).
‡

4d.	Form of 7.15% Debenture due 2023 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated May 27, 1993 and filed on June 3, 1993).	‡

4e.	Form of 6.80% Debenture due 2026 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4e to the Form 10-K for the fiscal year ended December 31, 1996).	‡

4f.	Form of 6.875% Debenture due 2097 of Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 4f to the Form 10-Q for the quarterly period ended September 30, 1997).	‡

4g.
Indenture, dated October 1, 2003, between Bristol-Myers Squibb Company, as Issuer, and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4q to the Form 10-Q for the quarterly period ended September 30, 2003).
‡

4h.	Form of Floating Rate Convertible Senior Debenture due 2023 (incorporated herein by reference to Exhibit 4s to the Form 10-Q for the quarterly period ended September 30, 2003).	‡

4i.	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4s to the Form 10-K for the fiscal year ended December 31, 2003).	‡

4j.
Form of Fourth Supplemental Indenture between Bristol-Myers Squibb Company and The Bank of New York, as Trustee, to the indenture dated June 1, 1993 (incorporated herein by reference to Exhibit 4r to the Form 8-K dated November 20, 2006 and filed on November 27, 2006).
‡

4k.	Form of 5.875% Notes due 2036 (incorporated herein by reference to Exhibit 4s to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

4l.	Form of 4.625% Notes due 2021 (incorporated herein by reference to Exhibit 4u to the Form 8-K dated November 20, 2006 and filed November 27, 2006).	‡

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

4z.
Tenth Supplemental Indenture, dated as of May 16, 2019, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on May 16, 2019).
‡

4aa.	Form of $750,000,000 Senior Floating Rate Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on May 16, 2019).	‡

4bb.	Form of $500,000,000 Senior Floating Rate Notes due 2022 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on May 16, 2019).	‡

4cc.	Form of $1,000,000,000 2.550% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on May 16, 2019).	‡

4dd.	Form of $1,500,000,000 2.600% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on May 16, 2019).	‡

4ee.	Form of $3,250,000,000 2.900% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on May 16, 2019).	‡

4ff.	Form of $2,250,000,000 3.200% Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on May 16, 2019).	‡

4gg.	Form of $4,000,000,000 3.400% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.8 to the Form 8-K dated and filed on May 16, 2019).	‡

4hh.	Form of $2,000,000,000 4.125% Senior Notes due 2039 (incorporated herein by reference to Exhibit 4.9 to the Form 8-K dated and filed on May 16, 2019).	‡

4ii.	Form of $3,750,000,000 4.250% Senior Notes due 2049 (incorporated herein by reference to Exhibit 4.10 to the Form 8-K dated and filed on May, 16, 2019).	‡

4jj.
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

4ddd.
Twelfth Supplemental Indenture, dated as of November 13, 2020, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on November 13, 2020).
‡

4eee.	Form of $1,500,000,000 0.537% Notes due 2023 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 13, 2020).	‡

4fff.	Form of $1,000,000,000 0.750% Notes due 2025 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on November 13, 2020).	‡

4ggg.	Form of $1,000,000,000 1.125% Notes due 2027 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on November 13, 2020).	‡

4hhh.	Form of $1,250,000,000 1.450% Notes due 2030 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on November 13, 2020).	‡

4iii.	Form of $750,000,000 2.350% Notes due 2040 (incorporated herein by reference to Exhibit 4.6 to the Form 8-K dated and filed on November 13, 2020).	‡

4jjj.	Form of $1,500,000,000 2.550% Notes due 2050 (incorporated herein by reference to Exhibit 4.7 to the Form 8-K dated and filed on November 13, 2020).	‡

4kkk.
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

10l.
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
‡

10m.
Amendment and Waiver, dated as of June 17, 2020, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10a to the Form 10-Q for the quarterly period ended June 30, 2020).
‡

10n.
Amendment and Waiver, dated as of June 17, 2020, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (incorporated herein by reference to Exhibit 10b to the Form 10-Q for the quarterly period ended June 30, 2020).
‡

10o.	Extension Notice, dated January 4, 2021, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 (filed herewith).	E-10-1

10p.	Extension Notice, dated January 4, 2021, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 (filed herewith).	E-10-2

10q.
Amendment, dated as of January 22, 2021, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (filed herewith).
E-10-3

10r.
Amendment, dated as of January 22, 2021, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents (filed herewith).
E-10-4

10s.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10t.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10u.
Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of March 15, 2012 (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10v.
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

‡‡10y.
Form of 2018-2020 Performance Share Units Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2017).
‡

‡‡10z.
Form of 2019-2021 Performance Share Units Award Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated and filed on March 8, 2019).
‡

‡‡10aa.
Form of 2020-2022 Performance Share Units Award Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10bb.	Form of 2021-2023 Performance Share Units Award Agreement under the 2012 Equity Incentive Plan (filed herewith).	E-10-5

‡‡10cc.
Form of Restricted Stock Units Agreement with five year vesting under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10gg to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10dd.
Form of Restricted Stock Units Agreement with four year vesting under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10hh to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10ee.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10ii to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10ff.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10jj to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10gg.
Form of Restricted Stock Units Agreement with five year vesting under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10hh.
Form of Restricted Stock Units Agreement with four year vesting under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10ii.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10mm to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10jj.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10nn to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10kk.	Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-6

‡‡10ll.	Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-7

‡‡10mm.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-8

‡‡10nn.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-9

‡‡10oo.	Form of Market Share Units Agreement under the 2012 Stock Award and Incentive Plan (filed herewith).	E-10-10

‡‡10pp.
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

‡‡10qq.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10rr.
Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 2003 and as amended effective June 10, 2008 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended September 30, 2008).
‡

‡‡10ss.
Bristol-Myers Squibb Company 2007 Senior Executive Performance Incentive Plan (as amended and restated effective June 8, 2010 and incorporated herein by reference to Exhibit 10a. to the Form 10-Q for the quarterly period ended June 30, 2010).
‡

‡‡10tt.	Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, effective as of January 1, 2012 and as amended and restated effective as of August 2, 2019 (filed herewith).	E-10-11

‡‡10uu.	Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, effective as of January 1, 2012 and as amended and restated effective as of January 1, 2020 (filed herewith).	E-10-12

‡‡10vv.
Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).
‡

‡‡10ww.	Senior Executive Severance Plan, effective as of April 26, 2007 and as amended and restated effective as of January 1, 2021 (filed herewith).	E-10-13

‡‡10xx.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (incorporated by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10yy.
Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).
‡

‡‡10zz.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 13, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for quarterly period ended September 30, 2019).
‡

‡‡10aaa.
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

‡‡10bbb.
Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).
‡

‡‡10ccc.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	‡

‡‡10ddd.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10eee.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10fff.
Letter Agreement between Bristol-Myers Squibb Company and Dr. Thomas J. Lynch, Jr., dated as of June 4, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

‡‡10ggg.
Letter Agreement between Bristol-Myers Squibb Company and Mr. David Elkins, dated as of May 30, 2019 (incorporated herein by reference to Exhibit 10iii to the Form 10-K for the fiscal year ended December 31, 2019).
‡

21	Subsidiaries of the Registrant (filed herewith).	E-21-1

23	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

101	The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2020, 2019 and 2018, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive (loss)/income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2020 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, Inc.; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; ENHANZE is a trademark of Halozyme, Inc.; Erbitux is a trademark of ImClone LLC; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.