Form 10-Q
period 2021-03-31
BRISTOL MYERS SQUIBB CO
filed 2021-04-29
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
At March 31, 2021, there were 2,232,843,755 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2021

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	47

Item 4.
Controls and Procedures	47

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	48

Item 1A.
Risk Factors	48

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.
Exhibits	49

Summary of Abbreviated Terms	50
Signatures	51
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2021	2020
Net product sales	$10,798	$10,541
Alliance and other revenues	275	240
Total Revenues	11,073	10,781

Cost of products sold(a)	2,841	3,662
Marketing, selling and administrative	1,666	1,606
Research and development	2,225	2,372
Amortization of acquired intangible assets	2,513	2,282
Other (income)/expense, net	(702)	1,163
Total Expenses	8,543	11,085

Earnings/(Loss) Before Income Taxes	2,530	(304)
Provision for Income Taxes	501	462
Net Earnings/(Loss)	2,029	(766)
Noncontrolling Interest	8	9
Net Earnings/(Loss) Attributable to BMS	$2,021	$(775)

Earnings/(Loss) per Common Share
Basic	$0.90	$(0.34)
Diluted	0.89	(0.34)
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME/(LOSS)	2021	2020
Net Earnings/(Loss)	$2,029	$(766)
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	280	70
Pension and postretirement benefits	23	16
Available-for-sale debt securities	(2)	1
Foreign currency translation	(6)	(116)
Total Other Comprehensive Income/(Loss)	295	(29)

Comprehensive Income/(Loss)	2,324	(795)
Comprehensive Income Attributable to Noncontrolling Interest	8	9
Comprehensive Income/(Loss) Attributable to BMS	$2,316	$(804)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	March 31, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$10,982	$14,546
Marketable debt securities	1,948	1,285
Receivables	8,660	8,501
Inventories	1,953	2,074
Other current assets	3,568	3,786
Total Current Assets	27,111	30,192
Property, plant and equipment	5,763	5,886
Goodwill	20,524	20,547
Other intangible assets	50,819	53,243
Deferred income taxes	793	1,161
Marketable debt securities	288	433
Other non-current assets	7,137	7,019
Total Assets	$112,435	$118,481

LIABILITIES
Current Liabilities:
Short-term debt obligations	$1,777	$2,340
Accounts payable	2,972	2,713
Other current liabilities	12,581	14,027
Total Current Liabilities	17,330	19,080
Deferred income taxes	5,235	5,407
Long-term debt	44,505	48,336
Other non-current liabilities	7,692	7,776
Total Liabilities	74,762	80,599

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	43,852	44,325
Accumulated other comprehensive loss	(1,544)	(1,839)
Retained earnings	22,204	21,281
Less cost of treasury stock	(27,199)	(26,237)
Total Bristol-Myers Squibb Company Shareholders’ Equity	37,605	37,822
Noncontrolling interest	68	60
Total Equity	37,673	37,882
Total Liabilities and Equity	$112,435	$118,481
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net earnings/(loss)	$2,029	$(766)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	2,668	2,477
Deferred income taxes	68	(53)
Stock-based compensation	151	210
Impairment charges	339	53
Pension settlements and amortization	11	11
Divestiture gains and royalties	(135)	(173)
Asset acquisition charges	5	46
Equity investment (gains)/losses	(601)	338
Contingent consideration fair value adjustments	(510)	556
Other adjustments	233	(41)
Changes in operating assets and liabilities:
Receivables	67	(743)
Inventories	106	1,448
Accounts payable	303	703
Income taxes payable	227	229
Other	(1,137)	(358)
Net Cash Provided by Operating Activities	3,824	3,937
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	782	1,394
Purchase of marketable debt securities	(1,302)	(735)
Capital expenditures	(173)	(186)
Divestiture and other proceeds	585	205
Acquisition and other payments, net of cash acquired	(35)	(68)
Net Cash (Used in)/Provided by Investing Activities	(143)	610
Cash Flows From Financing Activities:
Short-term debt obligations, net	(62)	26
Repayment of long-term debt	(4,522)	—
Repurchase of common stock	(1,775)	(81)
Dividends	(1,108)	(1,017)
Other	172	18
Net Cash Used in Financing Activities	(7,295)	(1,054)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(38)	(67)
(Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(3,652)	3,426
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14,973	12,820
Cash, Cash Equivalents and Restricted Cash at End of Period	$11,321	$16,246
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at March 31, 2021 and December 31, 2020, the results of operations and cash flows for the three months ended March 31, 2021 and 2020. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the 2020 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Cash payments resulting for licensing arrangements, including upfront and contingent milestones previously included in operating activities in the consolidated statements of cash flows are now presented in investing activities. The adjustment resulted in an increase to net cash provided by operating activities and net cash used in investing activities of $43 million in the three months ended March 31, 2020. These reclassifications did not have an impact on net assets or net earnings.

Recently Adopted Accounting Standards

In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. BMS adopted the new guidance effective January 1, 2021. The amended guidance did not have a material impact on BMS’s results of operations.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Net product sales	$10,798	$10,541
Alliance revenues	142	105
Other revenues	133	135
Total Revenues	$11,073	$10,781

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Gross product sales	$15,559	$14,686
GTN adjustments(a)
Charge-backs and cash discounts	(1,586)	(1,340)
Medicaid and Medicare rebates	(1,718)	(1,498)
Other rebates, returns, discounts and adjustments	(1,457)	(1,307)
Total GTN adjustments	(4,761)	(4,145)
Net product sales	$10,798	$10,541
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $217 million and $72 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Prioritized Brands
Revlimid	$2,944	$2,915
Eliquis	2,886	2,641
Opdivo	1,720	1,766
Orencia	758	714
Pomalyst/Imnovid	773	713
Sprycel	470	521
Yervoy	456	396
Abraxane	314	300
Empliciti	85	97
Reblozyl	112	8
Inrebic	16	12
Onureg	15	—
Zeposia	18	—

Established Brands
Vidaza	54	158
Baraclude	113	122
Other Brands	339	418
Total Revenues	$11,073	$10,781

United States	$7,010	$6,766
Europe	2,553	2,567
Rest of the World	1,346	1,335
Other(a)	164	113
Total Revenues	$11,073	$10,781
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $284 million and $130 million for the three months ended March 31, 2021 and 2020, respectively, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements. Contract assets were not material at March 31, 2021 and December 31, 2020.

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

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Revenues from alliances:
Net product sales	$2,882	$2,723
Alliance revenues	142	105
Total Revenues	$3,024	$2,828

Payments to/(from) alliance partners:
Cost of products sold	$1,397	$1,306
Marketing, selling and administrative	(49)	(40)
Research and development	7	46
Other (income)/expense, net	(5)	(15)

Dollars in Millions	March 31, 2021	December 31, 2020
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$315	$343
Accounts payable – to alliance partners	1,356	1,093
Deferred income from alliances(a)	367	366
(a)    Includes unamortized upfront and milestone payments.

Specific information pertaining to significant alliances including their nature and purpose; the significant rights and obligations of the parties; specific accounting policy elections are discussed in the 2020 Form 10-K.

Note 4. DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2021	2020	2021	2020	2021	2020
Diabetes Business	$164	$153	$—	$—	$(134)	$(127)
Erbitux* Business	—	4	—	—	—	—
Manufacturing Operations	—	—	—	(1)	—	—
Plavix* and Avapro*/Avalide*	5	7	—	(12)	—	—
Mature Brands and Other	11	31	—	(3)	(1)	(31)
Total	$180	$195	$—	$(16)	$(135)	$(158)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, up-front and milestone licensing fees for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Keytruda* royalties	$(192)	$(161)
Tecentriq* royalties	(22)	—
Up-front licensing fees	—	(30)
Contingent milestone income	—	(41)
Amortization of deferred income	(15)	(15)
Other royalties	(3)	(5)
Total	$(232)	$(252)

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Interest expense	$353	$362
Contingent consideration	(510)	556
Royalties and licensing income	(367)	(410)
Equity investment (gains)/losses	(601)	338
Integration expenses	141	174
Provision for restructuring	45	160
Litigation and other settlements	(8)	32
Transition and other service fees	(15)	(61)
Investment income	(9)	(61)
Reversion excise tax	—	76
Divestiture gains	—	(16)
Loss on debt redemption	281	—
Other	(12)	13
Other (income)/expense, net	$(702)	$1,163

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition which is currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). Charges of approximately $3.0 billion are expected to be incurred through 2022. Cumulative charges of approximately $2.1 billion have been recognized including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 65 and 600 for the three months ended March 31, 2021 and 2020, respectively.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $76 million have been recognized for these actions.

Company Transformation

In 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. Cumulative charges of approximately $1.5 billion were recognized for these actions since the announcement. Actions under the plan were completed as of December 31, 2020.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Celgene Acquisition Plan	$173	$324
MyoKardia Acquisition Plan	37	—
Company Transformation	—	82
Total charges	$210	$406

Employee termination costs	$44	$149
Other termination costs	1	11
Provision for restructuring	45	160
Integration expenses	141	174
Accelerated depreciation	—	30
Asset impairments	24	42
Total charges	$210	$406

Cost of products sold	$24	$16
Research and development	—	56
Other (income)/expense, net	186	334
Total charges	$210	$406

The following summarizes the charges and spending related to restructuring plan activities:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Liability at December 31	$148	$100
Provision for restructuring(a)	39	142
Foreign currency translation and other	(2)	6
Payments	(59)	(107)
Liability at March 31	$126	$141
(a)    Includes the liability resulting from changes in estimates of $1 million and $4 million for the three months ended March 31, 2021 and 2020, respectively. Excludes $6 million and $18 million for the three months ended March 31, 2021 and 2020, respectively, of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Earnings/(Loss) Before Income Taxes	$2,530	$(304)
Provision for Income Taxes	501	462
Effective Tax Rate	19.8%	(152.0)%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rates in the first quarter of 2021 and 2020 were impacted by low jurisdictional tax rates attributed to the unwinding or amortization of inventory and intangible asset purchase price adjustments, contingent value rights fair value adjustments that are not taxable or deductible and valuation allowances on equity investment fair value adjustments. Additional changes to the effective tax rate may occur in future periods due to various reasons including changes to the estimated pretax earnings mix and tax reserves, cash repatriations and revised interpretations of the relevant tax code.

It is reasonably possible that the amount of unrecognized tax benefits at March 31, 2021 could decrease in the range of approximately $460 million to $510 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

BMS is currently under examination by a number of tax authorities, which have proposed or are considering proposing material adjustments to tax positions for issues such as transfer pricing, certain tax credits and the deductibility of certain expenses. As previously disclosed, BMS received several notices of proposed adjustments from the IRS related to transfer pricing and other tax positions for the 2008 to 2012 tax years. BMS disagrees with the IRS’s positions and continues to work cooperatively with the IRS to resolve these open tax audits. It is reasonably possible that new issues will be raised by tax authorities that may increase unrecognized tax benefits; however, an estimate of such increases cannot reasonably be made at this time. BMS believes that it has adequately provided for all open tax years by tax jurisdiction.

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2021	2020
Net Earnings/(Loss) Attributable to BMS Used for Basic and Diluted EPS Calculation	$2,021	$(775)

Weighted-Average Common Shares Outstanding – Basic	2,236	2,258
Incremental Shares Attributable to Share-Based Compensation Plans	29	—
Weighted-Average Common Shares Outstanding – Diluted	2,265	2,258

Earnings/(Loss) per Common Share
Basic	$0.90	$(0.34)
Diluted	0.89	(0.34)

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was 14 million and 138 million for the three months ended March 31, 2021 and 2020, respectively.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2021			December 31, 2020
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$8,381	$—	$—	$12,361	$—
Marketable debt securities:
Certificates of deposit	—	1,633	—	—	1,020	—
Corporate debt securities	—	603	—	—	698	—
Derivative assets	—	165	27	—	42	27
Equity investments	3,094	162	—	3,314	138	—
Derivative liabilities	—	(72)	—	—	(270)	—
Contingent consideration liability:
Contingent value rights	9	—	—	530	—	—
Other acquisition related contingent consideration	—	—	79	—	—	78

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company’s 2020 Form 10-K, the Company’s fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs).

Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events or shorten or lengthen the time required to achieve such events would result in corresponding increases or decreases in the fair values of these obligations. The fair value of other acquisition related contingent consideration as of March 31, 2021 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	March 31, 2021
Discount rate	0.2% to 0.8% (0.4%)
Probability of payment	0% to 100% (2.8%)
Projected year of payment for development and regulatory milestones	2021 to 2025

There were no transfers between levels 1, 2 and 3 during the three months ended March 31, 2021. The following table represents a roll-forward of the fair value of level 3 instruments:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Dollars in Millions	Asset	Liability	Asset	Liability
Fair value as of January 1	$27	$78	$—	$106
Changes in estimated fair value	—	3	—	(36)
Foreign exchange	—	(2)	—	(1)
Fair value as of March 31	$27	$79	$—	$69

Available-for-sale Debt Securities and Equity Investments

The following table summarizes available-for-sale debt securities:

	March 31, 2021				December 31, 2020
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,633	$—	$—	$1,633	$1,020	$—	$—	$1,020
Corporate debt securities	592	11	—	603	684	14	—	698
Total available-for-sale debt securities(a)	$2,225	$11	$—	$2,236	$1,704	$14	$—	$1,718
(a)    All marketable debt securities mature within two years as of March 31, 2021 and December 31, 2020.

The following summarizes the carrying amount of equity investments:

Dollars in Millions	March 31, 2021	December 31, 2020
Equity investments with readily determinable fair values	$3,256	$3,452
Equity investments without readily determinable fair values	616	694
Equity method investments	683	549
Total equity investments	$4,555	$4,695

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Net gain/(loss) recognized on equity investments with readily determinable fair values(a)	$437	$(228)
Realized loss recognized on equity investments with readily determinable fair value sold	(3)	—

Upward adjustments on equity investments without readily determinable fair value	31	75
Impairments and downward adjustments on equity investments without readily determinable fair value	(1)	(188)

Cumulative upward adjustments on equity investments without readily determinable fair value	218
Cumulative impairments and downward adjustments on equity investments without readily determinable fair value	(167)
(a)    Net unrealized net gains/(losses) on equity investments still held were $381 million and $(228) million for the three months ended March 31, 2021 and 2020, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $3.3 billion and Japanese yen of $1.1 billion at March 31, 2021.

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

Net Investment Hedges — Non-U.S. Dollar borrowings of €950 million ($1.1 billion) at March 31, 2021 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $400 million at March 31, 2021 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.11% as of March 31, 2021) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. When the underlying swap is terminated prior to maturity, the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following table summarizes the fair value of outstanding derivatives:

	March 31, 2021				December 31, 2020
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$14	$—	$—	$255	$24	$—	$—
Cross-currency interest rate swap contracts	400	16	—	—	—	—	400	(10)
Foreign currency forward contracts	3,873	118	1,688	(64)	231	1	5,813	(259)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	809	17	539	(8)	1,104	17	336	(1)
Other	—	27	—	—	—	27	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(8)	$—	$(7)
Cross-currency interest rate swap contracts	—	(3)	—	(2)
Foreign currency forward contracts	67	(32)	(23)	(76)
Foreign currency zero-cost collar contracts	—	—	—	(9)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$259	$97
Reclassified to Cost of products sold	36	(20)

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive Income/(Loss)	26	6

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive Income/(Loss)	41	20
(a)    The majority is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	March 31, 2021	December 31, 2020
Non-U.S. short-term borrowings	$167	$176
Current portion of long-term debt	1,500	2,000
Other	110	164
Total	$1,777	$2,340

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	March 31, 2021	December 31, 2020
Principal Value	$44,646	$48,711

Adjustments to Principal Value:
Fair value of interest rate swap contracts	14	24
Unamortized basis adjustment from swap terminations	137	149
Unamortized bond discounts and issuance costs	(287)	(303)
Unamortized purchase price adjustments of Celgene debt	1,495	1,755
Total	$46,005	$50,336

Current portion of long-term debt	$1,500	$2,000
Long-term debt	44,505	48,336
Total	$46,005	$50,336

The fair value of long-term debt was $50.3 billion at March 31, 2021 and $58.5 billion at December 31, 2020 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

In the three months ended March 31, 2021, BMS purchased aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net. In addition, the $500 million 2.875% Notes matured and were repaid.

Interest payments were $435 million and $491 million for the three months ended March 31, 2021 and 2020, respectively, net of amounts related to interest rate swap contracts.

As of March 31, 2021, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2022, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2024 and July 2025, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’s commercial paper borrowings and are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at March 31, 2021 or December 31, 2020.

Note 10. RECEIVABLES

Dollars in Millions	March 31, 2021	December 31, 2020
Trade receivables	$7,767	$7,882
Less charge-backs and cash discounts	(564)	(645)
Less allowance for expected credit loss	(16)	(18)
Net trade receivables	7,187	7,219
Alliance, royalties, VAT and other	1,473	1,282
Receivables	$8,660	$8,501

Non-U.S. receivables sold on a nonrecourse basis were $318 million and $180 million for the three months ended March 31, 2021 and 2020, respectively. Receivables from the three largest customers in the U.S. represented approximately 57% and 55% of total trade receivables at March 31, 2021 and December 31, 2020, respectively.

Note 11. INVENTORIES

Dollars in Millions	March 31, 2021	December 31, 2020
Finished goods	$806	$932
Work in process	1,943	2,015
Raw and packaging materials	219	207
Total inventories	$2,968	$3,154

Inventories	$1,953	$2,074
Other non-current assets	1,015	1,080

Total inventories include fair value adjustments resulting from the Celgene acquisition of $695 million at March 31, 2021 and $774 million at December 31, 2020. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2021	December 31, 2020
Land	$169	$189
Buildings	5,612	5,732
Machinery, equipment and fixtures	3,093	3,063
Construction in progress	519	487
Gross property, plant and equipment	9,393	9,471
Less accumulated depreciation	(3,630)	(3,585)
Property, plant and equipment	$5,763	$5,886

Depreciation expense was $135 million and $170 million for the three months ended March 31, 2021 and 2020, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	March 31, 2021	December 31, 2020
Goodwill		$20,524	$20,547

Other intangible assets:
Licenses	5 – 15 years	328	328
Acquired marketed product rights	3 – 15 years	60,710	59,076
Capitalized software	3 – 10 years	1,358	1,325
IPRD		4,590	6,130
Gross other intangible assets		66,986	66,859
Less accumulated amortization		(16,167)	(13,616)
Other intangible assets		$50,819	$53,243

In the first quarter of 2021, $1.5 billion of IPRD was reclassified to acquired marketed product rights upon approval of Breyanzi and Abecma in the U.S. Amortization expense of other intangible assets was $2.6 billion and $2.3 billion for the three months ended March 31, 2021 and 2020, respectively.

In the first quarter of 2021, Inrebic EU regulatory approval milestones of $300 million were achieved resulting in a $385 million increase to the acquired marketed product rights intangible asset, after establishing the applicable deferred tax liability. An impairment charge of $315 million was recognized in Cost of products sold as the carrying value of this asset exceeded the projected undiscounted cash flows of the asset. The charge was equal to the excess of the asset's carrying value over its estimated fair value using discounted cash flow projections.

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	March 31, 2021	December 31, 2020
Prepaid and refundable income taxes	$1,637	$1,799
Research and development	555	492
Equity investments	207	619
Restricted cash	140	89
Other	1,029	787
Other current assets	$3,568	$3,786

Dollars in Millions	March 31, 2021	December 31, 2020
Equity investments	$4,348	$4,076
Inventories	1,015	1,080
Operating leases	850	859
Pension and postretirement	216	208
Restricted cash(a)	199	338
Other	509	458
Other non-current assets	$7,137	$7,019
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Restricted cash of $339 million at March 31, 2021 and $429 million at March 31, 2020 was included in cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Dollars in Millions	March 31, 2021	December 31, 2020
Rebates and returns	$5,410	$5,688
Income taxes payable	716	647
Employee compensation and benefits	793	1,412
Research and development	1,407	1,423
Dividends	1,118	1,129
Interest	387	434
Royalties	334	461
Operating leases	160	164
Contingent value rights	—	515
Other	2,256	2,154
Other current liabilities	$12,581	$14,027

Dollars in Millions	March 31, 2021	December 31, 2020
Income taxes payable	$5,015	$5,017
Pension and postretirement	838	899
Operating leases	827	833
Deferred income	340	357
Deferred compensation	396	344
Other	276	326
Other non-current liabilities	$7,692	$7,776

Note 15. EQUITY

The following table summarizes changes in equity for the three months ended March 31, 2021:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net earnings	—	—	—	—	2,021	—	—	8
Other Comprehensive Income	—	—	—	295	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,098)	—	—	—
Share repurchase program	—	—	—	—	—	28	(1,768)	—
Stock compensation	—	—	(473)	—	—	(15)	806	—
Balance at March 31, 2021	2,923	$292	$43,852	$(1,544)	$22,204	692	$(27,199)	$68
(a)    Cash dividends declared per common share were $0.49 for the three months ended March 31, 2021.

The following table summarizes changes in equity for the three months ended March 31, 2020:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net loss	—	—	—	—	(775)	—	—	9
Other Comprehensive Loss	—	—	—	(29)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,028)	—	—	—
Share repurchase program	—	—	—	—	—	1	(81)	—
Stock compensation	—	—	(455)	—	—	(13)	681	—
Distributions	—	—	—	—	—	—	—	(43)
Balance at March 31, 2020	2,923	$292	$43,254	$(1,549)	$32,671	660	$(24,757)	$66
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

The outstanding share repurchase authority authorization under the program was $4.4 billion as of December 31, 2020. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for BMS’s common stock. BMS repurchased approximately 28 million shares of its common stock for $1.8 billion during the three months ended March 31, 2021. The remaining share repurchase capacity under the share repurchase program was approximately $4.6 billion as of March 31, 2021.

BMS repurchased 1.4 million shares of its common stock for $81 million in the three months ended March 31, 2020.

The components of Other Comprehensive Income/(Loss) were as follows:

	2021			2020
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:
Unrealized gain/(losses)	$259	$(11)	$248	$97	$(10)	$87
Reclassified to net earnings(a)	36	(4)	32	(20)	3	(17)
Derivatives qualifying as cash flow hedges	295	(15)	280	77	(7)	70

Pension and postretirement benefits:
Actuarial losses	21	(5)	16	8	(2)	6
Amortization(b)	9	(3)	6	9	(1)	8
Settlements(b)	1	—	1	2	—	2
Pension and postretirement benefits	31	(8)	23	19	(3)	16

Available-for-sale debt securities:
Unrealized gains/(losses)	(3)	1	(2)	2	(1)	1

Foreign currency translation	9	(15)	(6)	(110)	(6)	(116)

Other Comprehensive Income/(Loss)	$332	$(37)	$295	$(12)	$(17)	$(29)
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

Dollars in Millions	March 31, 2021	December 31, 2020
Derivatives qualifying as cash flow hedges	$43	$(237)
Pension and postretirement benefits	(951)	(974)
Available-for-sale debt securities	9	11
Foreign currency translation	(645)	(639)
Accumulated other comprehensive loss	$(1,544)	$(1,839)

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Cost of products sold	$15	$10
Marketing, selling and administrative	60	88
Research and development	70	94
Other (income)/expense, net	6	18
Total stock-based compensation expense	$151	$210

Income tax benefit(a)	$31	$46
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $17 million and $23 million for the three months ended March 31, 2021 and 2020, respectively.

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2021 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	7.4	$56.21
Market share units	1.0	58.04
Performance share units	1.5	59.04

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$29	$1,079	$87	$144
Expected weighted-average period in years of compensation cost to be recognized	1.1	2.9	3.4	2.2

Note 17. LEGAL PROCEEDINGS AND CONTINGENCIES

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

INTELLECTUAL PROPERTY

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the Court issued an opinion ruling that the two scientists should be added as inventors to the patents. The decision was appealed to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit affirmed the District Court opinion. BMS filed a petition to reconsider the decision with the Federal Circuit en banc, which was denied in October 2020. In March 2021, BMS filed a writ of certiorari to the U.S. Supreme Court. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the Court’s decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss the complaint.

CAR T
On October 18, 2017, the day on which the FDA approved Kite Pharma, Inc.’s (“Kite”) Yescarta* product, Juno, along with Sloan Kettering Institute for Cancer Research (“SKI”), filed a complaint against Kite in the U.S. District Court for the Central District of California. The complaint alleged that Yescarta* infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.

Eliquis – Europe
In November 2020 and January 2021, Sandoz Limited (“Sandoz”) and Teva Pharmaceutical Industries Ltd. (“Teva Limited”), respectively, filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate. BMS subsequently filed counterclaims for infringement in both actions.

In March 2021, Teva Limited filed a lawsuit in the Republic of Ireland seeking revocation of the Irish apixaban composition of matter patent and related Supplementary Protection Certificate.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. In August 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid. The remaining aNDA filers have appealed to the U.S. Court of Appeals for the Federal Circuit.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($340 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision and an appeal hearing concluded in February 2021.

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

Celgene received a second Notice of Allegation in November 2020 from Natco Canada notifying Celgene that it had filed a second aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada. Natco Canada alleges that the asserted patents are invalid and/or not infringed. A trial is scheduled to begin in May 2022.

Celgene received two Notices of Allegation in March 2020 from Dr. Reddy’s Laboratories Ltd. (“DRL Canada”) notifying Celgene that it had filed an aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. DRL Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated two patent infringement actions in the Federal Court of Canada. In February 2021, Celgene and DRL Canada entered into a confidential settlement agreement and the cases were discontinued.

Celgene received four Notices of Allegation in February 2021 from Apotex Inc. (“Apotex”) notifying Celgene that it had filed two aNDSs with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Apotex is seeking to market a generic version of Pomalyst in Canada. In response, in April 2021, Celgene initiated patent infringement actions against Apotex in the Federal Court of Canada.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of Teva Pharmaceuticals USA, Inc. (“Teva”); Apotex and Apotex Corp.; Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (collectively, “Hetero”); Eugia Pharma Specialities Limited and Aurobindo Pharma Ltd. (collectively, “Aurobindo”); Mylan Pharmaceuticals Inc.; and Breckenridge Pharmaceutical, Inc. (“Breckenridge”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable, and not infringed. These litigations were subsequently consolidated. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against each of the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. The companies each filed responsive pleadings between April and June 2020, alleging that the patent is invalid and not infringed. The Court has consolidated these additional litigations with the previously-consolidated litigations. In September 2020, the Court granted Mylan Pharmaceuticals Inc.’s motion to dismiss, which decision Celgene has appealed. In October 2020, Breckenridge and Aurobindo received final approval from the FDA of their respective aNDAs. In November 2020, Celgene and Breckenridge entered into a confidential settlement agreement. In March 2021, Celgene and Teva entered into a confidential settlement agreement. Pursuant to terms of the confidential settlement agreements, the Court enjoined Breckenridge and Teva from infringing the asserted patents, unless and to the extent otherwise specifically authorized by Celgene and dismissed Breckenridge and Teva from the proceedings. Trial against the remaining defendants is set for late 2021.

In February and March 2019, Celgene filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide, and the companies filed answers and/or counterclaims alleging that each of these patents is invalid and/or not infringed. These actions have been consolidated with the earlier-filed actions against the companies. In April 2021, Celgene entered into a confidential settlement agreement with Apotex settling all outstanding claims in the litigation with Apotex.

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

Revlimid - U.S.
Celgene has received Notice Letters on behalf of Zydus Pharmaceuticals (USA) Inc. (“Zydus”); Cipla Ltd. (“Cipla”); Apotex; Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited; Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V. (collectively, “Mylan”); and Aurobindo Pharma Limited, Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., Aurolife Pharma LLC, and Lupin Limited (“Lupin”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. No trial date has been scheduled in any of these New Jersey actions.

Celgene also filed a patent infringement action against Mylan in the U.S. District Court for the Northern District of West Virginia (the “West Virginia action”) asserting certain FDA Orange Book-listed patents. Mylan filed its answer and counterclaims alleging that the patents are invalid and/or not infringed.

In December 2020, Celgene entered into a confidential settlement agreement with Cipla, settling all outstanding claims in the litigation with Cipla. In March 2021, Celgene entered into confidential settlement agreements with Apotex and Zydus, respectively, settling all outstanding claims in the litigation with those parties.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter occurred in 2020. In February 2021, the Court issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS disagree with the decision and are appealing it. BMS remains confident in the merits of its case and its likelihood of success on appeal and BMS does not believe establishing a reserve is warranted for this matter. A trial in the New Mexico matter is scheduled to begin in April 2022.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., less than 20 cases remain pending on behalf of plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are ten cases pending in Canada (four class actions, six individual injury claims). Out of the ten cases, only two are active (the class actions in Quebec and Ontario and one individual injury claim). Both class actions have now been certified and will proceed separately, subject to a pending appeal of the Ontario class certification decision.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. As of March 2021, there are approximately 590 separate lawsuits pending on behalf of approximately 2,250 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in federal court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The orders will result in the dismissal of all claims alleging an injury of pancreatic cancer in the MDL and JCCP. Plaintiffs have appealed the MDL order and may seek appeals in the JCCP. Amylin had product liability insurance covering a substantial number of claims involving Byetta* (which has been exhausted). BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of March 2021, claims are pending in state and federal court on behalf of approximately 280 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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

Celgene Securities Class Action
Beginning in March 2018, two putative class actions were filed against Celgene and certain of its officers in the U.S. District Court for the District of New Jersey (the “Celgene Securities Class Action”). The complaints allege that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) Celgene’s 2020 outlook and projected sales of Otezla*, and (3) the new drug application for Zeposia. The Court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. In February 2019, the defendants filed a motion to dismiss plaintiff’s amended complaint in full. In December 2019, the Court denied the motion to dismiss in part and granted the motion to dismiss in part (including all claims arising from alleged misstatements regarding GED-0301). Although the Court gave the plaintiff leave to re-plead the dismissed claims, it elected not to do so, and the dismissed claims are now dismissed with prejudice. In November 2020, the Court granted class certification with respect to the remaining claims. In December 2020, the defendants sought leave to appeal the Court’s class certification decision, which was denied without prejudice in March 2021. No trial date has been scheduled.

In April 2020, certain Schwab management investment companies on behalf of certain Schwab funds filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action against the same remaining defendants in that action. In July 2020, the defendants filed a motion to dismiss the plaintiffs’ complaint in full. In March 2021, the Court granted in part and denied in part defendants’ motion to dismiss consistent with its decision in the Celgene Securities Class Action.

In April 2021, the California Public Employees’ Retirement System filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions.

OTHER LITIGATION

Average Manufacturer Price Litigation
BMS is a defendant in a qui tam (whistleblower) lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, in which the U.S. Government declined to intervene. The complaint alleges that BMS inaccurately reported its average manufacturer prices to the Centers for Medicare and Medicaid Services to lower what it owed. Similar claims have been filed against other companies. In January 2020, BMS reached an agreement in principle to resolve this matter subject to the negotiation of a definitive settlement agreement and other contingencies. In March 2021, the Company finalized an agreement with the U.S. government and qui tam relator to resolve the claims asserted in the lawsuit. The Company has paid $75 million plus interest to the federal and state governments. Individual agreements will be negotiated with participating states based on the federal agreement. To the extent the Company does not finalize a settlement agreement with any state, that state’s share of the settlement will revert to the Company.

HIV Medication Antitrust Lawsuits
BMS and two other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The currently pending actions, asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. A trial on the indirect purchasers’ claims is scheduled for August 2022. In September and October 2020, two purported class actions have also been filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. A trial on the direct purchasers’ claims has not been scheduled.

In February 2021, BMS and two other manufacturers of HIV medications were sued by the Attorney General of the State of New Mexico in a case alleging that the defendants’ agreements to develop and sell various fixed-dose combination products for the treatment of HIV, including Atripla*, and agreements to settle certain patent litigation violate the antitrust laws of the State of New Mexico. The case is currently pending in the United States District Court for the District of New Mexico. No schedule has been set for the case.

Thalomid and Revlimid Litigations
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for aNDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, sought injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In March 2020, Celgene reached a settlement with the class plaintiffs. In October 2020, the Court entered a final order approving the settlement and dismissed the matter. That settlement does not resolve the claims of certain entities that opted out of the settlement.

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

In March 2019, Humana filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint makes largely the same claims and allegations as were made in the class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. Celgene filed a motion to dismiss Humana’s complaint, and the Court has stayed discovery pending adjudication of that motion. No trial date has been scheduled.

In March 2020, United HealthCare Services, Inc. (“UHS”), affiliates of which opted out of the first settlement in the Thalomid and Revlimid Antitrust Class Action Litigation, filed a lawsuit against Celgene in the U.S. District Court for the District of Minnesota. UHS’s complaint makes largely the same claims and allegations as were made in the class action litigation in addition to certain claims regarding donations directed to copay assistance. The complaint purports to assert claims on behalf of UHS and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In December 2020, Celgene’s motion to transfer the action to the District of New Jersey was granted and the case is now pending in that Court.

In May 2020, Celgene filed suit against Humana Pharmacy, Inc. (“HPI”), a Humana subsidiary, in Delaware Superior Court. Celgene’s complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI’s breach as well as a declaratory judgment. In September 2020, HPI filed a motion to dismiss Celgene’s complaint, which was denied in February 2021. No trial date has been scheduled.

In July 2020, Blue Cross Blue Shield Association (“BCBSA”) sued Celgene and BMS on behalf of the Federal Employee Program in the U.S. District Court for the District of Columbia. BCBSA’s complaint makes largely the same claims and allegations as were made in the class action litigation. A motion to transfer this matter to the District of New Jersey is pending.

In August 2020, Health Care Service Corporation (“HCSC”), BCBSM Inc., d/b/a Blue Cross and Blue Shield of Minnesota, and Blue Cross and Blue Shield of Florida Inc., d/b/a Florida Blue, sued Celgene and BMS in the state courts of Minnesota. The complaint makes largely the same claims and allegations as were made in the class action litigation but adds allegations on behalf of HCSC only as to alleged off-label marketing of Thalomid and Revlimid. In September 2020, Celgene and BMS removed the action to the U.S. District Court for the District of Minnesota. In March 2021, that court denied plaintiffs’ motion to remand the action to state court and granted defendants’ motion to transfer the action to the District of New Jersey. The case is now pending in the District of New Jersey.

In January 2021, Cigna Corporation (“Cigna”) sued Celgene and BMS in the U.S. District Court for the Eastern District of Pennsylvania. Cigna’s complaint makes largely the same claims and allegations as were made in the class action litigation. Cigna’s complaint purports to assert claims on behalf of Cigna and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser. Celgene’s and BMS’s response to the complaint is due in July 2021.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $77 million at March 31, 2021, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and fibrosis. Our four strategic priorities are to drive enterprise performance, maximize the value of our commercial portfolio, ensure the long-term sustainability of our pipeline through combined internal and external innovation and establish our new culture and embed our people strategy. For further information on our strategy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Strategy” in our 2020 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

Our pipeline advanced in hematology malignancies through regulatory approvals of Breyanzi and Abecma, the first approvals of our cell therapy portfolio. In support of our continued investment in our cell therapy portfolio, we are expanding our manufacturing capabilities by beginning construction on a new state-of-the-art cell therapy manufacturing facility in Devens, Massachusetts. We continue to expand our portfolio in immunology with an important opportunity for deucravacitinib, our TYK2 inhibitor, including positive results from our POETYK PSO-2 trial. In the cardiovascular space, with the acquisition of MyoKardia in 2020, we bolstered our leading cardiovascular franchise in adding mavacamten, which is a potentially transformative new medicine with significant commercial potential and a promising pipeline of candidates. In March 2021, the FDA accepted the NDA for mavacamten for patients with symptomatic oHCM with an assigned PDUFA goal date of January 28, 2022.

In February 2021, we entered into an agreement with Rockefeller University, granting us the global exclusive license to develop, manufacture and commercialize Rockefeller’s novel monoclonal antibody duo treatment that neutralizes the SARS-CoV-2 virus for therapy, or in certain patients prevention, of COVID-19. Phase I clinical trials to assess dosing for IV and subcutaneous formulations and to assess safety were initiated by Rockefeller in mid-January.

Our revenues increased by 3% for the first quarter 2021 due to Eliquis, new product launches and foreign exchange, partially offset by lower demand for established brands. The impact in the change in buying patterns resulting from the COVID-19 pandemic contributed approximately $500 million of revenues in the first quarter 2020. The $1.23 change in GAAP EPS primarily resulted from the unwinding of inventory fair value adjustments, contingent value rights and equity investment fair value adjustments. After adjusting for specified items, non-GAAP EPS increased $0.02.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2021	2020
Total Revenues	$11,073	$10,781

Diluted Earnings/(Loss) Per Share
GAAP	$0.89	$(0.34)
Non-GAAP	1.74	1.72

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

Economic and Market Factors

COVID-19

In December 2019, COVID-19 emerged and subsequently expanded to a pandemic, resulting in international, federal, state and local public health and governmental authorities taking a number of actions to limit the spread of COVID-19 and address material disruptions in the U.S. and global economy. Against this background, we benefited from the impact of COVID-19 demand in the first quarter of 2020 but experienced sales channel inventory workdowns for our products during second quarter of 2020. We began to note improvement in the demand for certain products during the third and fourth quarters in 2020, but continue to experience impacts on revenues from COVID-19 primarily due to lower new patient starts and patient visits. Although the pandemic has not significantly impacted our results of operations, it remains difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. We expect that the pandemic will continue to create supply chain challenges. In particular, we expect that the availability of certain raw materials and components will continue to be constrained and affected by government orders that require prioritization for COVID-19 vaccines and therapeutics. The future financial and operational impact of the COVID-19 pandemic on BMS will depend on developments such as the ultimate duration and recovery from the pandemic, government actions, impact on the U.S. and global economies, customer behavior changes and timing for resumption to our normal operations, among others. See risk factor on the Company’s risk factors resulting from the COVID-19 pandemic included under “Part I—Item 1A. Risk Factors—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us” in our 2020 Form 10-K.

As the COVID-19 pandemic affected global healthcare systems as well as major economic and financial markets, we adopted several procedures focused on ensuring the continued supply of our medicines to our patients and protecting the health, wellbeing and safety of our workforce:

Workplace and Community

•We are maintaining our steadfast commitment to protecting the health and safety of our workforce and our communities while ensuring uninterrupted supply of medicines to patients and building on our competitive advantage.
•Our manufacturing sites have remained open throughout the pandemic supported by on site personnel. We have taken a thoughtful and phased approach to bringing the rest of our workforce back to our 250 plus sites around the world and into the field, guided by the following principles:
◦Serving the needs of our patients and customers
◦Prioritizing health and safety
◦Following medical advice and government direction
◦Leading with compassion and flexibility
◦Modeling key learnings
•Our timelines and circumstances have varied across the globe. We are monitoring local conditions and government direction closely and adjusting our plans as appropriate acting in a nimble and flexible manner.
•We continue to take significant measures to protect the safety of our colleagues on site, including providing protective equipment, ensuring physical distancing, enhanced cleaning and creating a robust COVID website to assist our workforce.

Supply of Our Medicines and Support to Patients, Physicians and Advocacy Groups

•An important element of keeping our promise to patients, their families and our healthcare providers is to ensure that our supply chain is robust and carefully managed. Our clinical and commercial supply chain teams have proactively booked alternative means for moving our raw materials and products to our markets and clinical sites over the past months. As a result of these efforts, we have not seen any disruption in our clinical or commercial supply chain due to the pandemic.
•Our customer-facing personnel are employing a combination of in-person and remote interactions to ensure continued support for healthcare professionals, patient care, and access to our medicines across our global markets. The balance between in-person and remote engagement is varying market to market based on local conditions and government direction.

Our Clinical Trials and Research

•We are working with health authorities and investigators to protect our trial participants and personnel at BMS and our clinical trial sites, while ensuring regulatory compliance and the integrity of our science.
•We have provided clinical trial investigators with overarching principles and guidance regarding the conduct of our clinical trials worldwide in light of COVID-19, and are taking into account guidance from health authorities, where applicable.

Governmental Actions

Additional regulations in the U.S. may occur in the future, including healthcare reform initiatives, further changes to tax laws and pricing laws and potential importation restrictions, that may reduce our results of operations, operating cash flow, liquidity and financial flexibility. For example, in November 2020 the U.S. federal government issued regulations regarding U.S. drug prices and payment for pharmaceutical products, including regulations that: (1) would reduce physician reimbursement for certain Medicare Part B drugs administered in doctors’ offices or hospitals to a “most favored nation price” drawn from the lowest price paid by certain countries in the Organisation for Economic Co-operation and Development, which would apply to many cancer medications; (2) would authorize states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S.; and (3) would reform the use of rebates in Medicare Part D. The outcome of these regulations remains uncertain as a result of ongoing litigation and other factors. See risk factor on the Company’s risk factors on the executive orders included under “Part I—Item 1A. Risk Factors—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” in our 2020 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2021:

Product	Date	Approval

Opdivo	April 2021
FDA approval of Opdivo in combination with chemotherapy for patients with advanced or metastatic gastric cancer, gastroesophageal junction cancer, and esophageal adenocarcinoma, regardless of PD-L1 expression status.

Opdivo	April 2021	EC approval of Opdivo in combination with Cabometyx* for the first-line treatment of patients with advanced RCC.

Abecma	March 2021
FDA approval of Abecma (idecabtagene vicleucel; ide-cel) for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

Breyanzi	March 2021
Announced Japan’s Ministry of Health, Labour and Welfare approval of Breyanzi (lisocabtagene maraleucel: liso-cel) for the treatment of patients with relapsed or refractory large B-cell lymphoma1 and relapsed or refractory follicular lymphoma.

Inrebic	February 2021
EC approval of Inrebic for the treatment of disease-related splenomegaly or symptoms in adult patients with primary myelofibrosis, post-polycythaemia vera myelofibrosis or post-essential thrombocythaemia myelofibrosis, who are Janus Associated Kinase inhibitor naïve or have been treated with ruxolitinib.

Breyanzi	February 2021	FDA approval of Breyanzi (lisocabtagene maraleucel; liso-cel) for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy.

Opdivo	January 2021	FDA approval of Opdivo in combination with Cabometyx* for the first-line treatment of patients with advanced RCC.

The FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. This is not specific to BMS, but we have two Opdivo indications that are subject to this review by the FDA in the third-line treatment of SCLC and second-line treatment of HCC. On December 29, 2020, in consultation with the FDA, we made the decision to withdraw the Opdivo indication in the third-line treatment of SCLC from the U.S. market. The second-line treatment of HCC is being reviewed by the FDA and will be discussed at an FDA Oncology Drug Advisory Committee meeting on April 29, 2021.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2021.

Divestitures, Licensing and Other Arrangements

Divestitures, licensing and other arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. There were no significant transactions entered into in 2021. Refer to “Item 1. Financial Statements—Note 4. Divestitures, Licensing and Other Arrangements” for further information.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,
Dollars in Millions	2021	2020	% Change	Foreign Exchange(b)
United States	$7,010	$6,766	4%	—
Europe	2,553	2,567	(1)%	8%
Rest of the World	1,346	1,335	1%	2%
Other(a)	164	113	45%	N/A
Total	$11,073	$10,781	3%	2%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the first quarter 2021 increased due to Eliquis and new product launches, partially offset by lower demand for Opdivo. The positive impact from change in buying patterns resulting from the COVID-19 pandemic was approximately $300 million of revenues in the first quarter 2020. Average net selling prices increased 2% in the first quarter 2021.

Europe

•Europe revenues for the first quarter 2021 decreased due to lower demand for established brands, the positive impact from the change in buying patterns resulting from the COVID-19 pandemic in the first quarter 2020 and lower average net selling prices, partially offset by foreign exchange.

Rest of the World

•Rest of the World revenues for the first quarter 2021 increased due to foreign exchange and higher demand for Pomalyst/Imnovid, partially offset by lower demand for established brands and the positive impact from the change in buying patterns resulting from the COVID-19 pandemic in the first quarter 2020.

No single country outside the U.S. contributed more than 10% of total revenues during the three months ended March 31, 2021 or 2020. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2021	2020	% Change
Gross product sales	$15,559	$14,686	6%
GTN adjustments
Charge-backs and cash discounts	(1,586)	(1,340)	18%
Medicaid and Medicare rebates	(1,718)	(1,498)	15%
Other rebates, returns, discounts and adjustments	(1,457)	(1,307)	11%
Total GTN adjustments	(4,761)	(4,145)	15%
Net product sales	$10,798	$10,541	2%

GTN adjustments percentage	30%	28%	2%
U.S.	36%	34%	2%
Non-U.S.	17%	14%	3%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $217 million and $72 million for the three months ended March 31, 2021 and 2020, respectively. The reductions to provisions in 2021 was primarily related to Eliquis coverage gap discounts. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2021	2020	% Change
Prioritized Brands
Revlimid	$2,944	$2,915	1%
U.S.	1,958	1,966	—
Non-U.S.	986	949	4%

Eliquis	2,886	2,641	9%
U.S.	1,923	1,777	8%
Non-U.S.	963	864	11%

Opdivo	1,720	1,766	(3)%
U.S.	944	1,008	(6)%
Non-U.S.	776	758	2%

Orencia	758	714	6%
U.S.	536	500	7%
Non-U.S.	222	214	4%

Pomalyst/Imnovid	773	713	8%
U.S.	512	489	5%
Non-U.S.	261	224	17%

Sprycel	470	521	(10)%
U.S.	275	300	(8)%
Non-U.S.	195	221	(12)%

Yervoy	456	396	15%
U.S.	294	257	14%
Non-U.S.	162	139	17%

Abraxane	314	300	5%
U.S.	225	205	10%
Non-U.S.	89	95	(6)%

Empliciti	85	97	(12)%
U.S.	51	59	(14)%
Non-U.S.	34	38	(11)%

Reblozyl	112	8	**
U.S.	98	8	**
Non-U.S.	14	—	N/A

Inrebic	16	12	33%
U.S.	15	12	25%
Non-U.S.	1	—	N/A

Onureg	15	—	N/A
U.S.	14	—	N/A
Non-U.S.	1	—	N/A

Zeposia	18	—	N/A
U.S.	13	—	N/A
Non-U.S.	5	—	N/A

	Three Months Ended March 31,
Dollars in Millions	2021	2020	% Change
Established Brands
Vidaza	54	158	(66)%
U.S.	5	2	**
Non-U.S.	49	156	(69)%

Baraclude	113	122	(7)%
U.S.	4	3	33%
Non-U.S.	109	119	(8)%

Other Brands	339	418	(19)%
U.S.	143	180	(21)%
Non-U.S.	196	238	(18)%

Total Revenues	11,073	10,781	3%
U.S.	7,010	6,766	4%
Non-U.S.	4,063	4,015	1%

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues remained consistent due to sales channel inventory work down in the first quarter 2021 and higher average net selling prices.

•International revenues increased 4% due to foreign exchange of 6%, partially offset by lower demand and lower average net selling prices. Excluding foreign exchange impacts, revenues decreased by 2%.

Eliquis (apixaban) — an oral Factor Xa inhibitor targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•U.S. revenues increased 8% due to higher demand and higher average net selling prices, partially offset by the positive impact in the first quarter 2020 from the change in buying patterns resulting from the COVID-19 pandemic. The higher average net selling price in the first quarter 2021 is primarily due to a $160 million favorable adjustment to our Medicare Part D coverage gap provision for sales made in 2020 resulting from lower than previously expected discounts.

•International revenues increased 11% due to foreign exchange of 8% and higher demand, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 3%.

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

•U.S. revenues decreased 6% due to lower demand resulting from COVID-19 (primarily lower new patient starts and patient visits), declining second-line eligibility across tumor indications and increased competition, partially offset by higher demand due to the launch of the Opdivo+Yervoy combinations in NSCLC in the second quarter 2020.

•International revenues increased 2% due to foreign exchange of 4%, partially offset by lower demand. Excluding foreign exchange impacts, revenues decreased by 2%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 7% due to higher demand and higher average net selling prices.

•International revenues increased 4% due to foreign exchange of 5%, partially offset by lower demand. Excluding foreign exchange impacts, revenues decreased by 1%.

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

•U.S. revenues increased 5% due to higher average net selling prices and higher demand.

•International revenues increased 17% due to higher demand and foreign exchange of 6%, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 11%.

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

•U.S. revenues decreased 8% due to the positive impact from the change in buying patterns resulting from the COVID-19 pandemic in the first quarter 2020.

•International revenues decreased 12% due lower demand as a result of increased generic competition, the positive impact from the change in buying patterns resulting from the COVID-19 pandemic in the first quarter 2020, partially offset by foreign exchange of 4%. Excluding foreign exchange impacts, revenues decreased by 16%.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, RCC, and CRC.

•U.S. revenues increased 14% due to the launch of the Opdivo+Yervoy combination for NSCLC in the second quarter 2020, partially offset by increased competition for the Opdivo+Yervoy combination for kidney cancer.

•International revenues increased 17% due to higher demand and foreign exchange of 5%, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 12%.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues increased 10% due to higher demand and higher average net selling prices.

•International revenues decreased 6% due to lower demand resulting from generic erosion primarily in Europe, partially offset by foreign exchange of 4%. Excluding foreign exchange impacts, revenues decreased by 10%.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an erythropoiesis stimulating agent in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. Reblozyl was launched in April 2020.

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

Vidaza (azacitidine for injection) — is a hypomethylating agent with several approved indications worldwide for frontline treatment of patients with myelodysplastic syndromes, chronic myelomonocytic leukemia (CMMoL), and acute myeloid leukemia.

•International revenues decreased due to lower demand and lower average net selling prices resulting from generic competition.

Baraclude (entecavir) — an oral antiviral agent for the treatment of chronic hepatitis B.

•International revenues decreased due to lower demand resulting from generic competition.

Other Brands — includes all other brands, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

•International revenues decreased primarily due to continued generic erosion.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2020 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated.

Onureg had 1.1 months of inventory on hand at March 31, 2021 in the U.S. to support the product launch. The inventory is expected to be worked down as demand increases post launch.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 77% of total gross sales of U.S. products for the three months ended March 31, 2021. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended March 31, 2021 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2021	2020	% Change
Cost of products sold(a)	$2,841	$3,662	(22)%
Marketing, selling and administrative	1,666	1,606	4%
Research and development	2,225	2,372	(6)%
Amortization of acquired intangible assets	2,513	2,282	10%
Other (income)/expense, net	(702)	1,163	**
Total Expenses	$8,543	$11,085	(23)%
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

•Cost of products sold decreased by $821 million, primarily due to lower unwinding of inventory fair value adjustments of $1.3 billion, partially offset by charges related to Inrebic regulatory approval milestones in the EU ($315 million) and foreign exchange.

Marketing, Selling and Administrative

•Marketing, selling and administrative expenses increased by $60 million primarily due to higher advertising and promotion expenses.

Research and Development

•Research and development expense decreased by $147 million primarily due to lower site exit costs, license and asset acquisition charges and other specified items related to the Celgene acquisition.

Amortization of Acquired Intangible Assets

•Amortization of acquired intangible assets increased by $231 million due to additional product approvals in 2020.

Other (Income)/Expense, Net

•Other (income)/expense, net changed by $1.9 billion, primarily due to fair value adjustments to contingent value rights and equity investments and other items discussed below.

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Interest expense	$353	$362
Contingent consideration	(510)	556
Royalties and licensing income	(367)	(410)
Equity investment (gains)/losses	(601)	338
Integration expenses	141	174
Provision for restructuring	45	160
Litigation and other settlements	(8)	32
Transition and other service fees	(15)	(61)
Investment income	(9)	(61)
Reversion excise tax	—	76
Divestiture gains	—	(16)
Loss on debt redemption	281	—
Other	(12)	13
Other (income)/expense, net	$(702)	$1,163

•Contingent consideration primarily includes fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.
•Royalties and licensing income includes diabetes business royalties, Keytruda* royalties, Tecentriq* royalties, up-front and milestone licensing fees for products that have not obtained commercial approval. Refer to “Item 1. Financial Statements—Note 4. Divestitures, Licensing and Other Arrangements” for further information.
•Equity investment gains includes fair value adjustments on equity investments that have readily determinable fair value and other observable price changes on equity investments without readily determinable fair values. The fair value of equity investments with or without readily determinable fair values in 2020 were significantly negatively impacted by changes in market conditions primarily caused by the COVID-19 pandemic. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information. Our share of income from equity method investments was $137 million in the first quarter 2021 primarily due to fair value adjustments attributed to limited partnerships.
•Integration expenses include consulting fees incurred primarily in connection with Celgene integration activities.
•Provision for restructuring includes exit and other costs primarily related to the Celgene acquisition plans. We are on track to achieve the annualized pre-tax cost savings of approximately $3.0 billion through 2022 as detailed in the restructuring activities. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.
•Investment income decreased primarily due to lower interest rates in the first quarter 2021.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company in the first quarter 2020.
•A loss on debt redemption resulted from the early redemption of $3.5 billion long-term debt obligations in the first quarter 2021.

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Earnings/(Loss) Before Income Taxes	$2,530	$(304)
Provision for Income Taxes	501	462
Effective Tax Rate	19.8%	(152.0)%

Impact of Specified Items	3.0%	(168.0)%
Effective Tax Rate Excluding Specified Items	16.8%	16.0%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to inventory and intangible asset purchase price adjustments, non-taxable or non-deductible contingent value right fair value adjustments and valuation allowance on equity investment fair value adjustments. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory fair value adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (vii) divestiture gains or losses, (viii) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments beginning in 2021) and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues and expenses. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on April 29, 2021 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Inventory purchase price accounting adjustments	$79	$1,420
Intangible asset impairment	315	—
Employee compensation charges	—	2
Site exit and other costs	23	16
Cost of products sold	417	1,438

Employee compensation charges	—	15
Site exit and other costs	(1)	6
Marketing, selling and administrative	(1)	21

License and asset acquisition charges	—	25
Inventory purchase price accounting adjustments	—	17
Employee compensation charges	1	18
Site exit and other costs	—	56
Research and development	1	116

Amortization of acquired intangible assets	2,513	2,282

Interest expense	(34)	(41)
Contingent consideration	(510)	556
Royalties and licensing income	(14)	(83)
Equity investment (gains)/losses	(608)	339
Integration expenses	141	174
Provision for restructuring	45	160
Reversion excise tax	—	76
Divestiture gains	—	(16)
Loss on debt redemption	281	—
Other (income)/expense, net	(699)	1,165

Increase to pretax income	2,231	5,022

Income taxes on items above	(300)	(291)

Increase to net earnings	$1,931	$4,731

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2021	2020
Net Earnings/(Loss) Attributable to BMS Used for Diluted EPS Calculation – GAAP	$2,021	$(775)
Specified Items	1,931	4,731
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$3,952	$3,956

Weighted-Average Common Shares Outstanding – Diluted – GAAP	2,265	2,258
Incremental Shares Attributable to Share-Based Compensation Plans	—	40
Weighted-Average Common Shares Outstanding – Diluted – Non-GAAP	2,265	2,298

Diluted Earnings/(Loss) Per Share Attributable to BMS – GAAP	$0.89	$(0.34)
Diluted EPS Attributable to Specified Items	0.85	2.06
Diluted EPS Attributable to BMS – Non-GAAP	$1.74	$1.72

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2021	December 31, 2020
Cash and cash equivalents	$10,982	$14,546
Marketable debt securities – current	1,948	1,285
Marketable debt securities – non-current	288	433
Total cash, cash equivalents and marketable debt securities	13,218	16,264
Short-term debt obligations	(1,777)	(2,340)
Long-term debt	(44,505)	(48,336)
Net debt position	$(33,064)	$(34,412)

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, debt maturities of approximately $13.0 billion through 2024 as well as any debt repurchases through redemptions or tender offers.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authority authorization under the program was $4.4 billion as of December 31, 2020. In January 2021, our Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock, increasing the total outstanding share repurchase authorization to approximately $6.4 billion. We repurchased approximately 28 million shares of our common stock for $1.8 billion during the three months ended March 31, 2021 reducing the remaining share repurchase capacity under the share repurchase program to approximately $4.6 billion as of March 31, 2021. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $1.1 billion in the three months ended March 31, 2021. Dividends declared per common share were $0.49 in the three months ended March 31, 2021. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $750 million in 2020 and are expected to be approximately $1.3 billion in 2021 and $1.2 billion in 2022. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of March 31, 2021.

In March 2021, we purchased aggregate principal amount of $3.5 billion of certain of our debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In addition, our $500 million 2.875% Notes matured and were repaid.

As of March 31, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2022, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2024 and July 2025, respectively. The revolving facilities provide for customary terms and conditions with no financial covenants, may be used to provide backup liquidity for our commercial paper borrowings and are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at March 31, 2021 or December 31, 2020.

In November 2020, we entered into a $4.0 billion delayed draw term loan credit agreement which was terminated in February 2021.

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

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2021	2020
Cash flow provided by/(used in):
Operating activities	$3,824	$3,937
Investing activities	(143)	610
Financing activities	(7,295)	(1,054)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year. In addition, cash collections continue to be impacted by longer payment terms for certain biologic products in the U.S., primarily our newer oncology products including Opdivo, Yervoy and Empliciti (75 days). The longer payment terms are used to more closely align with the insurance reimbursement timing for physicians and cancer centers following administration to the patients.

The $100 million change in cash flow from operating activities compared to 2020 was primarily attributable to the reversion of retirement medical plan assets of approximately $300 million (net of excise taxes) in the first quarter 2020, partially offset by collections and payments in the ordinary course of business.

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

The $750 million change in cash flow from investing activities compared to 2020 was primarily attributable to changes in the amount of marketable debt securities held of $1.2 billion, partially offset by higher proceeds from sales of equity investments of approximately $400 million.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $6.2 billion change in cash flow from financing activities compared to 2020 was primarily due to higher debt repayments of $4.5 billion and higher share repurchases of $1.7 billion in 2021.

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the first quarter:

Product	Indication	Date	Developments

Opdivo	Bladder	March 2021
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application for Opdivo to expand its use as adjuvant therapy of resected urothelial cancer, for a partial change in approved items of the manufacturing and marketing approval. The application is based on results from the global Phase III CheckMate-274 (ONO-4538-33) trial.

March 2021
Announced that the EMA validated the type II variation application for Opdivo for the adjuvant treatment of patients with surgically resected, high-risk muscle-invasive urothelial carcinoma. The application is based on results from the Phase III CheckMate-274 trial.

	Gastric and Esophageal Cancers	April 2021
Announced FDA approval of Opdivo in combination with combination with fluoropyrimidine- and platinum-containing chemotherapy for the treatment of patients with advanced or metastatic gastric cancer, gastroesophageal junction cancer, and esophageal adenocarcinoma, regardless of PD-L1 expression status. The approval is based on the Phase III CheckMate-649 trial.

April 2021
Announced positive topline results from the Phase III CheckMate-648 trial evaluating treatment with Opdivo plus chemotherapy or Opdivo plus Yervoy in patients with unresectable advanced or metastatic ESCC.

Opdivo plus chemotherapy demonstrated a statistically significant and clinically meaningful benefit for the primary and secondary endpoints of overall survival in patients whose tumors express PD-L1 and in the all-randomized patient population at the pre-specified interim analysis, and also the primary endpoint of progression-free survival (PFS) by blinded independent central review (BICR) in patients whose tumors express PD-L1.

Opdivo plus Yervoy also met its primary and secondary endpoints of overall survival in patients whose tumors express PD-L1 and in the all-randomized population. Opdivo plus Yervoy did not meet the other primary endpoint of PFS by BICR in patients whose tumors express PD-L1.

February 2021
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application for Opdivo to expand the use for the adjuvant therapy of resected esophageal cancer, for a partial change in approved items of the manufacturing and marketing approval. The application is based on results from the global Phase III CheckMate-577 (ONO-4538-43) trial.

January 2021
Announced that the FDA accepted the sBLA for Opdivo for the treatment of patients with resected esophageal or gastroesophageal junction cancer in the adjuvant setting, after neoadjuvant chemoradiation therapy. The FDA granted the application Priority Review and assigned a PDUFA goal date of May 20, 2021. The application is based on results from the Phase III CheckMate-577 trial.

January 2021
Announced that the EMA validated the MAA for Opdivo as an adjuvant treatment for esophageal or gastroesophageal junction cancer in adult patients with residual pathologic disease after neoadjuvant chemoradiotherapy and resection. The application is based on results from the Phase III CheckMate-577 trial.

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

	Lymphoma	January 2021
Ono, our alliance partner for Opdivo in Japan, announced the submission of a supplemental application for Opdivo to expand the use for the treatment of pediatric patients with recurrent or refractory classical Hodgkin lymphoma, for a partial change in approved items of the manufacturing and marketing approval. The application is based on the result of the investigator-initiated clinical trial (NCCH1606, Study abbreviation: PENGUIN).

	RCC	April 2021	Announced EC approval of Opdivo in combination with Cabometyx* for the first-line treatment of adults with advanced RCC. The approval is based on results from the Phase III CheckMate-9ER trial.
		January 2021	Announced FDA approval of Opdivo in combination with Cabometyx* for the first-line treatment of patients with advanced RCC. The approval is based on the Phase III CheckMate-9ER trial.

Product	Indication	Date	Developments

Opdivo + Yervoy	MPM	April 2021	Received a positive CHMP opinion of Opdivo plus Yervoy for the first-line treatment of adults with unresectable MPM.

Zeposia	UC	February 2021
Announced that the FDA accepted the sNDA for Zeposia for the treatment of adults with moderately to severely active UC. The FDA granted the application Priority Review and assigned a PDUFA goal date of May 30, 2021.

Inrebic	Myelofibrosis	February 2021
Announced EC approval of Inrebic for the treatment of disease-related splenomegaly (enlarged spleen) or symptoms in adult patients with primary myelofibrosis, post-polycythaemia vera myelofibrosis or post-essential thrombocythaemia myelofibrosis, who are JAK inhibitor naïve or have been treated with ruxolitinib.

Onureg	AML	April 2021
Received a positive CHMP opinion of Onureg as a maintenance therapy in adult patients with AML who achieved complete remission or complete remission with incomplete blood count recovery following induction therapy with or without consolidation treatment and who are not candidates for, including those who choose not to proceed to, hematopoietic stem cell transplantation.

Breyanzi (liso-cel)	Lymphoma	March 2021
Announced Japan’s Ministry of Health, Labour and Welfare approval of Breyanzi (lisocabtagene maraleucel: liso-cel) for the treatment of patients with relapsed or refractory large B-cell lymphoma1 and relapsed or refractory follicular lymphoma.

February 2021
Announced FDA approval of Breyanzi (lisocabtagene maraleucel; liso-cel), for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified (including DLBCL arising from indolent lymphoma), high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B.

Abecma (ide-cel)	Multiple Myeloma	March 2021
Announced with bluebird FDA approval of Abecma (idecabtagene vicleucel; ide-cel) for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

deucravacitinib	Plaque Psoriasis	February 2021	Announced positive results from POETYK PSO-2, the second pivotal Phase III trial evaluating deucravacitinib (tyrosine kinase 2 inhibitor) for the treatment of patients with moderate to severe plaque psoriasis. POETYK PSO-2 met both co-primary endpoints versus placebo, with significantly more patients achieving Psoriasis Area and Severity Index (PASI 75), defined as at least a 75 percent improvement of baseline PASI, and a static Physician's Global Assessment (sPGA) score of clear or almost clear (sPGA 0/1) after 16 weeks of treatment.

mavacamten	oHCM	March 2021	Announced that the FDA accepted the NDA for mavacamten, an investigational, novel, oral, allosteric modulator of cardiac myosin, for patients with symptomatic obstructive hypertrophic cardiomyopathy. The FDA has assigned a PDUFA goal date of January 28, 2022.

relatlimab	Melanoma	March 2021
Announced primary results from the Phase II/III RELATIVITY-047 (CA224-047) trial evaluating the fixed-dose combination of relatlimab, an anti-LAG-3 antibody, and Opdivo versus Opdivo alone in patients with previously untreated metastatic or unresectable melanoma. The trial met its primary endpoint of progression-free survival. Follow up for overall survival, a secondary endpoint, is ongoing. The fixed-dose combination was well-tolerated and there were no new safety signals reported in either the relatlimab and Opdivo combination arm or the Opdivo arm.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2021. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy generally and in relation to our ability to realize the projected benefits of our acquisitions of Celgene and MyoKardia, the full extent of the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug costs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain patent exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We included in this Quarterly Report on Form 10-Q, in the 2020 Form 10-K, particularly under the caption “Item 1A. Risk Factors,” and in our other filings with the SEC additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2020 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2021	12,543,528	$64.11	11,467,054	$5,675
February 1 to 28, 2021	12,475,605	61.11	12,365,100	4,919
March 1 to 31, 2021	6,316,114	62.05	4,453,652	4,641
Three months ended March 31, 2021	31,335,247		28,285,806
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. The Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock in October 2016 and further increased its authorization for the repurchase of our common stock by approximately $7.0 billion in November 2019 and $5.0 billion in February 2020. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock. The remaining share repurchase capacity under the program was approximately $4.6 billion as of March 31, 2021. Refer to “Item 1. Financial Statements-Note 15. Equity” for information on the share repurchase program.

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

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, Inc.; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; Erbitux is a trademark of ImClone LLC; Onglyza is a trademark of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Otezla is a trademark of Amgen Inc.; Tecentriq is a trademark of Genentech, Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol-Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020	LOE	loss of exclusivity
Amgen	Amgen Inc.	MAA	market authorization application
AML	acute myeloid leukemia	MDL	multi-district litigation
Amylin	Amylin Pharmaceuticals, Inc.	MDS	myelodysplastic syndromes
aNDA	abbreviated new drug applications	MPM	malignant pleural mesothelioma
AstraZeneca	AstraZeneca PLC	MyoKardia	MyoKardia, Inc.
BCMA	B-cell maturation antigen	NDA	New drug application
BLA	biologics license application	NKT	natural killer T cells
bluebird	bluebird bio, Inc.	NSCLC	non-small cell lung cancer
CAR T	chimeric antigen receptor T-cell	NVAF	non-valvular atrial fibrillation
Celgene	Celgene Corporation	oHCM	obstructive hypertrophic cardiomyopathy
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Ono	Ono Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	OTC	over-the-counter
CVR	contingent value rights	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EC	European Commission	PD-1	programmed cell death protein 1
EMA	European Medicines Agency	PD-L1	programmed death-ligand 1
EPS	earnings per share	PDUFA	The Prescription Drug User Fee Act
ESCC	esophageal squamous cell carcinoma	Pfizer	Pfizer, Inc.
EU	European Union	PsA	psoriatic arthritis
FASB	Financial Accounting Standards Board	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
FDA	U.S. Food and Drug Administration	R&D	research and development
GAAP	U.S. generally accepted accounting principles	RA	rheumatoid arthritis
GTN	gross-to-net	RCC	renal cell carcinoma
HCC	hepatocellular carcinoma	RMS	relapsing forms of multiple sclerosis
HIV	human immunodeficiency viruses	RRMM	relapsed and refractory multiple myeloma
IO	immuno-oncology	Sanofi	Sanofi S.A.
IPRD	in-process research and development	SEC	Securities and Exchange Commission
IRS	Internal Revenue Service	UC	ulcerative colitis
JIA	juvenile idiopathic arthritis	U.S.	United States
Juno	Juno Therapeutics, Inc.	UK	United Kingdom
LIBOR	London Interbank Offered Rate	VAT	value added tax
Lilly	Eli Lilly and Company	VTE	venous thromboembolic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 29, 2021	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	April 29, 2021	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer