Form 10-Q
period 2021-06-30
BRISTOL MYERS SQUIBB CO
filed 2021-07-28
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
At June 30, 2021, there were 2,222,113,553 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	52

Item 4.
Controls and Procedures	52

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	53

Item 1A.
Risk Factors	53

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.
Exhibits	54

Summary of Abbreviated Terms	55
Signatures	56
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2021	2020	2021	2020
Net product sales	$11,405	$9,817	$22,203	$20,358
Alliance and other revenues	298	312	573	552
Total Revenues	11,703	10,129	22,776	20,910

Cost of products sold(a)	2,452	2,699	5,293	6,361
Marketing, selling and administrative	1,882	1,628	3,548	3,234
Research and development	3,271	2,522	5,496	4,894
Amortization of acquired intangible assets	2,547	2,389	5,060	4,671
Other (income)/expense, net	(2)	(736)	(704)	427
Total Expenses	10,150	8,502	18,693	19,587

Earnings Before Income Taxes	1,553	1,627	4,083	1,323
Provision for Income Taxes	492	1,707	993	2,169
Net Earnings/(Loss)	1,061	(80)	3,090	(846)
Noncontrolling Interest	6	5	14	14
Net Earnings/(Loss) Attributable to BMS	$1,055	$(85)	$3,076	$(860)

Earnings/(Loss) per Common Share
Basic	$0.47	$(0.04)	$1.38	$(0.38)
Diluted	0.47	(0.04)	1.36	(0.38)
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME/(LOSS)	2021	2020	2021	2020
Net Earnings/(Loss)	$1,061	$(80)	$3,090	$(846)
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	6	(59)	286	11
Pension and postretirement benefits	15	(7)	38	9
Available-for-sale debt securities	(2)	8	(4)	9
Foreign currency translation	7	51	1	(65)
Total Other Comprehensive Income/(Loss)	26	(7)	321	(36)

Comprehensive Income/(Loss)	1,087	(87)	3,411	(882)
Comprehensive Income Attributable to Noncontrolling Interest	6	5	14	14
Comprehensive Income/(Loss) Attributable to BMS	$1,081	$(92)	$3,397	$(896)
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	June 30, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$11,024	$14,546
Marketable debt securities	1,946	1,285
Receivables	9,017	8,501
Inventories	2,137	2,074
Other current assets	5,037	3,786
Total Current Assets	29,161	30,192
Property, plant and equipment	5,795	5,886
Goodwill	20,529	20,547
Other intangible assets	48,065	53,243
Deferred income taxes	650	1,161
Marketable debt securities	143	433
Other non-current assets	6,454	7,019
Total Assets	$110,797	$118,481

LIABILITIES
Current Liabilities:
Short-term debt obligations	$2,655	$2,340
Accounts payable	3,609	2,713
Other current liabilities	12,727	14,027
Total Current Liabilities	18,991	19,080
Deferred income taxes	4,931	5,407
Long-term debt	42,503	48,336
Other non-current liabilities	7,498	7,776
Total Liabilities	73,923	80,599

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,064	44,325
Accumulated other comprehensive loss	(1,518)	(1,839)
Retained earnings	22,168	21,281
Less cost of treasury stock	(28,198)	(26,237)
Total Bristol-Myers Squibb Company Shareholders’ Equity	36,808	37,822
Noncontrolling interest	66	60
Total Equity	36,874	37,882
Total Liabilities and Equity	$110,797	$118,481
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net earnings/(loss)	$3,090	$(846)
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	5,380	5,035
Deferred income taxes	(95)	1,365
Stock-based compensation	308	423
Impairment charges	579	116
Pension settlements and amortization	25	22
Divestiture gains and royalties	(302)	(295)
Asset acquisition charges	801	361
Equity investment gains	(749)	(480)
Contingent consideration fair value adjustments	(510)	391
Other adjustments	204	(91)
Changes in operating assets and liabilities:
Receivables	(626)	(197)
Inventories	111	2,090
Accounts payable	158	480
Income taxes payable	(795)	185
Other	(695)	(129)
Net Cash Provided by Operating Activities	6,884	8,430
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	1,968	3,537
Purchase of marketable debt securities	(2,343)	(1,957)
Proceeds from sales of equity investment securities	814	12
Capital expenditures	(383)	(317)
Divestiture and other proceeds	382	336
Acquisition and other payments, net of cash acquired	(401)	(445)
Net Cash Provided by Investing Activities	37	1,166
Cash Flows From Financing Activities:
Short-term debt obligations, net	(185)	(22)
Repayment of long-term debt	(5,522)	—
Repurchase of common stock	(3,011)	(81)
Dividends	(2,207)	(2,038)
Other	448	94
Net Cash Used in Financing Activities	(10,477)	(2,047)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(20)	(7)
(Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(3,576)	7,542
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14,973	12,820
Cash, Cash Equivalents and Restricted Cash at End of Period	$11,397	$20,362
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company (“BMS”) prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2021 and December 31, 2020, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the 2020 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Cash payments resulting from licensing arrangements, including upfront and contingent milestones previously included in operating activities in the consolidated statements of cash flows are now presented in investing activities. The adjustment resulted in an increase to net cash provided by operating activities and net cash used in investing activities of $267 million in the six months ended June 30, 2020. Proceeds received from the sale of equity investment securities previously presented in Divestiture and other proceeds in the consolidated statements of cash flows is now presented separately in Proceeds from sales of equity investment securities. These reclassifications did not have an impact on net assets or net earnings.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Net product sales	$11,405	$9,817	$22,203	$20,358
Alliance revenues	159	163	301	268
Other revenues	139	149	272	284
Total Revenues	$11,703	$10,129	$22,776	$20,910

Products are sold principally to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment, upon receipt of the product after considering when the customer obtains legal title to the product, or upon infusion for cell therapies and when BMS obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Gross product sales	$16,782	$13,788	$32,341	$28,474
GTN adjustments(a)
Charge-backs and cash discounts	(1,720)	(1,292)	(3,306)	(2,632)
Medicaid and Medicare rebates	(2,139)	(1,482)	(3,857)	(2,980)
Other rebates, returns, discounts and adjustments	(1,518)	(1,197)	(2,975)	(2,504)
Total GTN adjustments	(5,377)	(3,971)	(10,138)	(8,116)
Net product sales	$11,405	$9,817	$22,203	$20,358
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $85 million and $302 million for the three and six months ended June 30, 2021, and $44 million and $116 million for the three and six months ended June 30, 2020, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Prioritized Brands
Revlimid	$3,202	$2,884	$6,146	$5,799
Eliquis	2,792	2,163	5,678	4,804
Opdivo	1,910	1,653	3,630	3,419
Orencia	814	750	1,572	1,464
Pomalyst/Imnovid	854	745	1,627	1,458
Sprycel	541	511	1,011	1,032
Yervoy	510	369	966	765
Abraxane	296	308	610	608
Empliciti	86	97	171	194
Reblozyl	128	55	240	63
Inrebic	16	15	32	27
Onureg	12	—	27	—
Zeposia	28	1	46	1
Breyanzi	17	—	17	—
Abecma	24	—	24	—

Established Brands
Vidaza	45	126	99	284
Baraclude	109	121	222	243
Other Brands	319	331	658	749
Total Revenues	$11,703	$10,129	$22,776	$20,910

United States	$7,388	$6,487	$14,398	$13,253
Europe	2,689	2,136	5,242	4,703
Rest of the World	1,435	1,334	2,781	2,669
Other(a)	191	172	355	285
Total Revenues	$11,703	$10,129	$22,776	$20,910
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $146 million and $430 million for the three and six months ended June 30, 2021 and $98 million and $228 million for the three and six months ended June 30, 2020, respectively, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements. Contract assets were not material at June 30, 2021 and December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Revenues from alliances:
Net product sales	$2,805	$2,201	$5,687	$4,924
Alliance revenues	159	163	301	268
Total Revenues	$2,964	$2,364	$5,988	$5,192

Payments to/(from) alliance partners:
Cost of products sold	$1,346	$1,050	$2,743	$2,356
Marketing, selling and administrative	(48)	(38)	(97)	(78)
Research and development	736	233	743	279
Other (income)/expense, net	(14)	(16)	(19)	(31)

Dollars in Millions	June 30, 2021	December 31, 2020
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$349	$343
Accounts payable – to alliance partners	2,032	1,093
Deferred income from alliances(a)	349	366
(a)    Includes unamortized upfront and milestone payments.

Specific information pertaining to significant alliances including their nature and purpose; the significant rights and obligations of the parties; and specific accounting policy elections are discussed in the 2020 Form 10-K.

Eisai

In the second quarter of 2021, BMS and Eisai commenced an exclusive global strategic collaboration for the co-development and co-commercialization of MORAb-202, a selective folate receptor alpha antibody-drug conjugate being investigated in endometrial, ovarian, lung and breast cancers. MORAb-202 is currently in Phase I/II clinical trials for solid tumors.

BMS and Eisai will jointly develop and commercialize MORAb-202 in the U.S., Canada, Europe, Russia, Japan, China and certain other countries in the Asia-Pacific region (the “collaboration territory”). Eisai will be responsible for the global manufacturing and supply. Profits, research and development and commercialization costs are shared in the collaboration territories. BMS will be responsible for development and commercialization outside of the collaboration territory and will pay a royalty on those sales.

A $650 million upfront collaboration fee was included in Research and development expense in the second quarter of 2021 and paid in the third quarter of 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones.

Note 4. DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2021	2020	2021	2020	2021	2020
Diabetes Business	$132	$127	$—	$—	$(152)	$(129)
Erbitux* Business	6	3	—	—	—	—
Manufacturing Operations	23	10	—	—	—	—
Mature Brands and Other	41	1	(11)	9	—	(1)
Total	$202	$141	$(11)	$9	$(152)	$(130)

	Six Months Ended June 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2021	2020	2021	2020	2021	2020
Diabetes Business	$296	$280	$—	$—	$(286)	$(256)
Erbitux* Business	6	7	—	—	—	—
Manufacturing Operations	23	10	—	(1)	—	—
Plavix* and Avapro*/Avalide*	5	7	—	(12)	—	—
Mature Brands and Other	52	32	(11)	6	(1)	(32)
Total	$382	$336	$(11)	$(7)	$(287)	$(288)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, up-front licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Keytruda* royalties	$(204)	$(155)	$(396)	$(316)
Tecentriq* royalties	(23)	—	(45)	—
Up-front licensing fees	—	—	—	(30)
Contingent milestone income	(2)	(5)	(2)	(46)
Amortization of deferred income	(15)	(15)	(30)	(30)
Other royalties	(9)	(6)	(12)	(11)
Total	$(253)	$(181)	$(485)	$(433)

Agenus

In July 2021, BMS obtained a global exclusive license to Agenus’ proprietary AGEN1777 bispecific antibody program that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and is in preclinical development. BMS will be responsible for the development and any subsequent commercialization of AGEN1777 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. BMS paid a $200 million upfront licensing fee to Agenus and is obligated to pay up to $1.4 billion upon achievement of contingent development, regulatory and sales-based milestones as well as royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Interest expense	$330	$357	$683	$719
Contingent consideration	—	(165)	(510)	391
Royalties and licensing income	(405)	(311)	(772)	(721)
Equity investment gains	(148)	(818)	(749)	(480)
Integration expenses	152	166	293	340
Provision for restructuring	78	115	123	275
Litigation and other settlements	44	(1)	36	31
Transition and other service fees	(22)	(50)	(37)	(111)
Investment income	(12)	(25)	(21)	(86)
Reversion excise tax	—	—	—	76
Divestiture (gains)/losses	(11)	9	(11)	(7)
Intangible asset impairment	—	21	—	21
Loss on debt redemption	—	—	281	—
Other	(8)	(34)	(20)	(21)
Other (income)/expense, net	$(2)	$(736)	$(704)	$427

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition which is currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). Charges of approximately $3.0 billion are expected to be incurred through 2022. Cumulative charges of approximately $2.3 billion have been recognized including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 240 and 900 for the six months ended June 30, 2021 and 2020, respectively.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $95 million have been recognized for these actions.

Company Transformation

In 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. Cumulative charges of approximately $1.5 billion were recognized for these actions since the announcement. Actions under the plan were completed as of December 31, 2020.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Celgene Acquisition Plan	$200	$317	$373	$641
MyoKardia Acquisition Plan	19	—	56	—
Company Transformation	—	23	—	105
Total charges	$219	$340	$429	$746

Employee termination costs	$75	$107	$119	$256
Other termination costs	3	8	4	19
Provision for restructuring	78	115	123	275
Integration expenses	152	166	293	340
Accelerated depreciation	—	11	—	41
Asset impairments	—	39	24	81
Other shutdown costs, net	(11)	9	(11)	9
Total charges	$219	$340	$429	$746

Cost of products sold	$—	$11	$24	$27
Marketing, selling and administrative	—	1	—	1
Research and development	—	39	—	95
Other (income)/expense, net	219	289	405	623
Total charges	$219	$340	$429	$746

The following summarizes the charges and spending related to restructuring plan activities:

	Six Months Ended June 30,
Dollars in Millions	2021	2020
Liability at December 31	$148	$100
Provision for restructuring(a)	114	228
Foreign currency translation and other	(2)	1
Payments	(134)	(188)
Liability at June 30	$126	$141
(a)    Includes a reduction of the liability resulting from changes in estimates of $8 million and $6 million for the six months ended June 30, 2021 and 2020, respectively. Excludes $9 million and $47 million for the six months ended June 30, 2021 and 2020, respectively, of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Earnings Before Income Taxes	$1,553	$1,627	$4,083	$1,323
Provision for Income Taxes	492	1,707	993	2,169
Effective Tax Rate	31.7%	104.9%	24.3%	163.9%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rates in 2021 and 2020 were impacted by low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization and contingent value rights fair value adjustments that are not taxable or deductible. The three and six months ended June 30, 2020 includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $255 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

It is reasonably possible that the amount of unrecognized tax benefits at June 30, 2021 could decrease in the range of approximately $430 million to $480 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

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

Note 8. EARNINGS/(LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2021	2020	2021	2020
Net Earnings/(Loss) Attributable to BMS Used for Basic and Diluted EPS Calculation	$1,055	$(85)	$3,076	$(860)

Weighted-Average Common Shares Outstanding – Basic	2,227	2,263	2,232	2,261
Incremental Shares Attributable to Share-Based Compensation Plans	25	—	26	—
Weighted-Average Common Shares Outstanding – Diluted	2,252	2,263	2,258	2,261

Earnings/(Loss) per Common Share
Basic	$0.47	$(0.04)	$1.38	$(0.38)
Diluted	0.47	(0.04)	1.36	(0.38)

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per common share computation because of the antidilutive impact was 9 million for both the three and six months ended June 30, 2021 and 127 million for both the three and six months ended June 30, 2020.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2021			December 31, 2020
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$9,246	$—	$—	$12,361	$—
Marketable debt securities:
Certificates of deposit	—	1,591	—	—	1,020	—
Corporate debt securities	—	498	—	—	698	—
Derivative assets	—	131	19	—	42	27
Equity investments	3,275	139	—	3,314	138	—
Derivative liabilities	—	42	—	—	270	—
Contingent consideration liability:
Contingent value rights	10	—	—	530	—	—
Other acquisition related contingent consideration	—	—	67	—	—	78

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

Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events or shorten or lengthen the time required to achieve such events would result in corresponding increases or decreases in the fair values of these obligations. The fair value of other acquisition related contingent consideration as of June 30, 2021 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	June 30, 2021
Discount rate	0.3% to 1.3% (0.6%)
Probability of payment	0% to 80% (2.4%)
Projected year of payment for development and regulatory milestones	2022 to 2028

There were no transfers between levels 1, 2 and 3 during the six months ended June 30, 2021. The following table represents a roll-forward of the fair value of level 3 instruments:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
Dollars in Millions	Asset	Liability	Asset	Liability
Fair value as of January 1	$27	$78	$—	$106
Changes in estimated fair value	(8)	2	—	(36)
Payments	—	(12)	—	—
Foreign exchange	—	(1)	—	1
Fair value as of June 30	$19	$67	$—	$71

Available-for-sale Debt Securities and Equity Investments

The following table summarizes available-for-sale debt securities:

	June 30, 2021				December 31, 2020
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,591	$—	$—	$1,591	$1,020	$—	$—	$1,020
Corporate debt securities	490	8	—	498	684	14	—	698
Total available-for-sale debt securities(a)	$2,081	$8	$—	$2,089	$1,704	$14	$—	$1,718
(a)    All marketable debt securities mature within two years as of June 30, 2021 and December 31, 2020.

The following summarizes the carrying amount of equity investments:

Dollars in Millions	June 30, 2021	December 31, 2020
Equity investments with readily determinable fair values	$3,414	$3,452
Equity investments without readily determinable fair values	616	694
Equity method investments	638	549
Total equity investments	$4,668	$4,695

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Net gain/(loss) recognized on equity investments with readily determinable fair values(a)	$11	$778	$448	$550
Realized gain/(loss) recognized on equity investments with readily determinable fair value sold	1	—	(2)	—

Upward adjustments on equity investments without readily determinable fair value	99	55	130	130
Impairments and downward adjustments on equity investments without readily determinable fair value	—	(14)	(1)	(202)

Cumulative upward adjustments on equity investments without readily determinable fair value			243
Cumulative impairments and downward adjustments on equity investments without readily determinable fair value			(142)
(a)    Net unrealized net gains on equity investments still held were $11 million and $353 million for the three and six months ended June 30, 2021 and $778 million and $550 million for the three and six months ended June 30, 2020, respectively.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges are temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $3.1 billion and Japanese yen of $1.1 billion at June 30, 2021.

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

Net Investment Hedges — Non-U.S. Dollar borrowings of €950 million ($1.1 billion) at June 30, 2021 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $400 million at June 30, 2021 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Other Comprehensive Income/(Loss) with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.10% as of June 30, 2021) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following table summarizes the fair value of outstanding derivatives:

	June 30, 2021				December 31, 2020
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$16	$—	$—	$255	$24	$—	$—
Cross-currency interest rate swap contracts	400	16	—	—	—	—	400	(10)
Foreign currency forward contracts	3,776	90	1,445	(36)	231	1	5,813	(259)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	932	9	531	(6)	1,104	17	336	(1)
Other	—	19	—	—	—	27	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(15)
Cross-currency interest rate swap contracts	—	(3)	—	(6)
Foreign currency forward contracts	59	16	126	(16)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(14)
Cross-currency interest rate swap contracts	—	(3)	—	(5)
Foreign currency forward contracts	(35)	21	(58)	(55)
Foreign currency zero-cost collar contracts	—	10	—	1

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$(38)	$(34)	$221	$63
Reclassified to Cost of products sold	53	(32)	89	(52)

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive Income/(Loss)	—	4	26	10

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive Income/(Loss)	(16)	(32)	25	(12)
(a)    The majority is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	June 30, 2021	December 31, 2020
Non-U.S. short-term borrowings	$63	$176
Current portion of long-term debt	2,497	2,000
Other	95	164
Total	$2,655	$2,340

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	June 30, 2021	December 31, 2020
Principal Value	$43,666	$48,711

Adjustments to Principal Value:
Fair value of interest rate swap contracts	16	24
Unamortized basis adjustment from swap terminations	131	149
Unamortized bond discounts and issuance costs	(279)	(303)
Unamortized purchase price adjustments of Celgene debt	1,466	1,755
Total	$45,000	$50,336

Current portion of long-term debt	$2,497	$2,000
Long-term debt	42,503	48,336
Total	$45,000	$50,336

The fair value of long-term debt was $50.6 billion at June 30, 2021 and $58.5 billion at December 31, 2020 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

In the first quarter of 2021, BMS purchased aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net. In addition, the $500 million 2.875% Notes matured and were repaid.

In the second quarter of 2021, the $1.0 billion 2.550% Notes matured and were repaid.

Interest payments were $807 million and $845 million for the six months ended June 30, 2021 and 2020, respectively, net of amounts related to interest rate swap contracts.

As of June 30, 2021, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2022, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’s commercial paper borrowings and are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at June 30, 2021 or December 31, 2020.

Note 10. RECEIVABLES

Dollars in Millions	June 30, 2021	December 31, 2020
Trade receivables	$8,309	$7,882
Less charge-backs and cash discounts	(569)	(645)
Less allowance for expected credit loss	(27)	(18)
Net trade receivables	7,713	7,219
Alliance, royalties, VAT and other	1,304	1,282
Receivables	$9,017	$8,501

Non-U.S. receivables sold on a nonrecourse basis were $638 million and $464 million for the six months ended June 30, 2021 and 2020, respectively. Receivables from the three largest customers in the U.S. represented approximately 58% and 56% of total trade receivables at June 30, 2021 and December 31, 2020, respectively.

Note 11. INVENTORIES

Dollars in Millions	June 30, 2021	December 31, 2020
Finished goods	$891	$932
Work in process	1,852	2,015
Raw and packaging materials	270	207
Total inventories	$3,013	$3,154

Inventories	$2,137	$2,074
Other non-current assets	876	1,080

Total inventories include fair value adjustments resulting from the Celgene acquisition of $606 million at June 30, 2021 and $774 million at December 31, 2020. Other non-current assets include inventory expected to remain on hand beyond one year in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2021	December 31, 2020
Land	$169	$189
Buildings	5,705	5,732
Machinery, equipment and fixtures	3,194	3,063
Construction in progress	565	487
Gross property, plant and equipment	9,633	9,471
Less accumulated depreciation	(3,838)	(3,585)
Property, plant and equipment	$5,795	$5,886

Depreciation expense was $143 million and $278 million for the three and six months ended June 30, 2021 and $145 million and $315 million for the three and six months ended June 30, 2020, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	June 30, 2021	December 31, 2020
Goodwill		$20,529	$20,547

Other intangible assets:
Licenses	5 – 15 years	327	328
Acquired marketed product rights	3 – 15 years	60,712	59,076
Capitalized software	3 – 10 years	1,405	1,325
IPRD		4,360	6,130
Gross other intangible assets		66,804	66,859
Less accumulated amortization		(18,739)	(13,616)
Other intangible assets		$48,065	$53,243

In the six months ended June 30, 2021, $1.5 billion of IPRD was reclassified to acquired marketed product rights upon approval of Breyanzi and Abecma in the U.S. Amortization expense of other intangible assets was $2.5 billion and $5.1 billion for the three and six months ended June 30, 2021 and $2.5 billion and $4.8 billion for the three and six months ended June 30, 2020, respectively.

In the second quarter of 2021, a $230 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was being studied as a potential treatment for fibrotic diseases and was acquired in the acquisition of Celgene. The charge represented a full write-down based on the estimated fair value determined using discounted cash flow projections.

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

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	June 30, 2021	December 31, 2020
Income taxes	$2,258	$1,799
Research and development	576	492
Equity investments	1,046	619
Restricted cash	174	89
Other	983	787
Other current assets	$5,037	$3,786

Dollars in Millions	June 30, 2021	December 31, 2020
Equity investments	$3,622	$4,076
Inventories	876	1,080
Operating leases	1,006	859
Pension and postretirement	234	208
Restricted cash(a)	199	338
Other	517	458
Other non-current assets	$6,454	$7,019
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Restricted cash of $373 million at June 30, 2021 and $428 million at June 30, 2020 was included in cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Dollars in Millions	June 30, 2021	December 31, 2020
Rebates and returns	$5,665	$5,688
Income taxes	638	647
Employee compensation and benefits	896	1,412
Research and development	1,469	1,423
Dividends	1,107	1,129
Interest	373	434
Royalties	386	461
Operating leases	173	164
Contingent value rights	—	515
Other	2,020	2,154
Other current liabilities	$12,727	$14,027

Dollars in Millions	June 30, 2021	December 31, 2020
Income taxes payable	$4,690	$5,017
Pension and postretirement	838	899
Operating leases	962	833
Deferred income	324	357
Deferred compensation	416	344
Other	268	326
Other non-current liabilities	$7,498	$7,776

Note 15. EQUITY

The following table summarizes changes in equity for the six months ended June 30, 2021:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net earnings	—	—	—	—	2,021	—	—	8
Other Comprehensive Income	—	—	—	295	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,098)	—	—	—
Share repurchase program	—	—	—	—	—	28	(1,768)	—
Stock compensation	—	—	(473)	—	—	(15)	806	—
Balance at March 31, 2021	2,923	$292	$43,852	$(1,544)	$22,204	692	$(27,199)	$68
Net earnings	—	—	—	—	1,055	—	—	6
Other Comprehensive Income	—	—	—	26	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,091)	—	—	—
Stock repurchase program	—	—	—	—	—	19	(1,235)	—
Stock compensation	—	—	212	—	—	(10)	236	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2021	2,923	292	44,064	(1,518)	22,168	701	(28,198)	66
(a)    Cash dividends declared per common share were $0.49 for the three months ended March 31, 2021 and June 30, 2021.

The following table summarizes changes in equity for the six months ended June 30, 2020:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net loss	—	—	—	—	(775)	—	—	9
Other Comprehensive Loss	—	—	—	(29)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,028)	—	—	—
Share repurchase program	—	—	—	—	—	1	(81)	—
Stock compensation	—	—	(455)	—	—	(13)	681	—
Distributions	—	—	—	—	—	—	—	(43)
Balance at March 31, 2020	2,923	$292	$43,254	$(1,549)	$32,671	660	$(24,757)	$66
Net loss	—	—	—	—	(85)	—	—	5
Other Comprehensive Loss	—	—	—	(7)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(1,021)	—	—	—
Stock repurchase program	—	—	1,400	—	—	16	(1,400)	—
Stock compensation	—	—	(210)	—	—	(7)	506	—
Distributions	—	—	—	—	—	—	—	(5)
Balance at June 30, 2020	2,923	292	44,444	(1,556)	31,565	669	(25,651)	66
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

The outstanding share repurchase authority authorization under the program was $4.4 billion as of December 31, 2020. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for BMS’s common stock. BMS repurchased approximately 47 million shares of its common stock for $3.0 billion during the six months ended June 30, 2021. The remaining share repurchase capacity under the share repurchase program was approximately $3.4 billion as of June 30, 2021.

BMS repurchased 1.4 million shares of its common stock for $81 million in the six months ended June 30, 2020.

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

The components of Other Comprehensive Income/(Loss) were as follows:

	2021			2020
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gain/(losses)	$(38)	$(3)	$(41)	$(34)	$4	$(30)
Reclassified to net earnings(a)	53	(6)	47	(32)	3	(29)
Derivatives qualifying as cash flow hedges	15	(9)	6	(66)	7	(59)

Pension and postretirement benefits:
Actuarial losses	1	2	3	(20)	5	(15)
Amortization(b)	10	(2)	8	9	(2)	7
Settlements(b)	5	(1)	4	2	(1)	1
Pension and postretirement benefits	16	(1)	15	(9)	2	(7)

Available-for-sale debt securities:
Unrealized gains/(losses)	(3)	1	(2)	12	(3)	9
Realized Losses	—	—	—	(1)	—	(1)
Available-for-sale debt securities	(3)	1	(2)	11	(3)	8

Foreign currency translation	3	4	7	45	6	51

Other Comprehensive Income/(Loss)	$31	$(5)	$26	$(19)	$12	$(7)

	2021			2020
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gain/(losses)	$221	$(14)	$207	$63	$(6)	$57
Reclassified to net earnings(a)	89	(10)	79	(52)	6	(46)
Derivatives qualifying as cash flow hedges	310	(24)	286	11	—	11

Pension and postretirement benefits:
Actuarial losses	22	(3)	19	(12)	3	(9)
Amortization(b)	19	(5)	14	18	(3)	15
Settlements(b)	6	(1)	5	4	(1)	3
Pension and postretirement benefits	47	(9)	38	10	(1)	9

Available-for-sale debt securities:
Unrealized gains/(losses)	(6)	2	(4)	14	(4)	10
Realized losses	—	—	—	(1)	—	(1)
Available-for-sale debt securities:	(6)	2	(4)	13	(4)	9

Foreign currency translation	12	(11)	1	(65)	—	(65)

Other Comprehensive Income/(Loss)	$363	$(42)	$321	$(31)	$(5)	$(36)
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

Dollars in Millions	June 30, 2021	December 31, 2020
Derivatives qualifying as cash flow hedges	$49	$(237)
Pension and postretirement benefits	(936)	(974)
Available-for-sale debt securities	7	11
Foreign currency translation	(638)	(639)
Accumulated other comprehensive loss	$(1,518)	$(1,839)

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Cost of products sold	$15	$9	$30	$19
Marketing, selling and administrative	65	86	125	174
Research and development	74	89	144	183
Other (income)/expense, net	3	29	9	47
Total stock-based compensation expense	$157	$213	$308	$423

Income tax benefit(a)	$33	$40	$64	$86
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $12 million and $29 million for the three and six months ended June 30, 2021 and $5 million and $28 million for the three and six months ended June 30, 2020, respectively.

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2021 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	8.2	$56.62
Market share units	1.0	58.04
Performance share units	1.5	59.04

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$20	$953	$73	$124
Expected weighted-average period in years of compensation cost to be recognized	0.9	2.8	3.2	2.0

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

INTELLECTUAL PROPERTY

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the District Court issued an opinion ruling that the two scientists should be added as inventors to the patents, which was affirmed on appeal. In May 2021, the U.S. Supreme Court declined to consider the case. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the Court’s decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss the complaint.

CAR T
In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021.

Eliquis – Europe
In November 2020 and January 2021, Sandoz Limited (“Sandoz”) and Teva Pharmaceutical Industries Ltd. (“Teva Limited”), respectively, filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate. BMS subsequently filed counterclaims for infringement in both actions. A trial is scheduled to begin in early 2022.

There are similar lawsuits filed in the Republic of Ireland, the Netherlands and Sweden seeking revocation of a composition of matter patent relating to Eliquis.

Additional infringement and invalidity actions involving Eliquis patents may be filed in various countries in Europe in the coming months.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. In August 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid. The remaining aNDA filers have appealed to the U.S. Court of Appeals for the Federal Circuit. The oral argument for the appeal is scheduled to occur in September 2021.

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

Pomalyst - Canada
Celgene received a Notice of Allegation in January 2020 from Natco Pharma (Canada) Inc. (“Natco Canada”) notifying Celgene that it had filed an Abbreviated New Drug Submission (“aNDS”) with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada. Natco Canada alleges that the asserted patents are invalid and/or not infringed. A trial is scheduled to begin in November 2021.

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

Celgene received four Notices of Allegation in February 2021 from Apotex Inc. notifying Celgene that it had filed two aNDSs with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Apotex Inc. is seeking to market a generic version of Pomalyst in Canada. In response, in April 2021, Celgene initiated patent infringement actions against Apotex Inc. in the Federal Court of Canada. In July 2021, Celgene and Apotex Inc. entered into a confidential settlement agreement and the cases were discontinued.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of Apotex Inc. and Apotex Corp. (together, “Apotex”); Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (collectively, “Hetero”); Eugia Pharma Specialities Limited, Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., and Aurolife Pharma LLC (collectively, “Aurobindo”); and Mylan Pharmaceuticals Inc. notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable, and not infringed. These litigations were subsequently consolidated. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against each of the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. The companies each filed responsive pleadings alleging that the patent is invalid and not infringed. The Court has consolidated these additional litigations with the previously-consolidated litigations. In September 2020, the Court granted Mylan Pharmaceuticals Inc.’s motion to dismiss, which decision Celgene has appealed. In October 2020, Aurobindo received final approval from the FDA of its aNDA. In April and July 2021, Celgene entered into confidential settlement agreements with Apotex and Aurobindo, respectively, settling all outstanding claims in the litigation with Apotex and Aurobindo. Trial against the remaining defendant, Hetero, is set for November 2021.

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

In June 2019, Celgene received a Notice Letter from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) notifying Celgene that they had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Pomalyst in the U.S. In response, Celgene initiated a patent infringement action against DRL in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents, and DRL filed an answer and counterclaims alleging that each of the patents is invalid and/or not infringed. In March 2020, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide, which has been consolidated with the above DRL case. In April 2021, DRL received tentative approval from the FDA of its aNDA. The Court has not set a trial date in this consolidated action.

In February 2021, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide. No trial date has been set for this matter.

Revlimid - U.S.
Celgene has received Notice Letters on behalf of Sun Pharma Global FZE, Sun Pharma Global Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries Limited (collectively, “Sun”); Hetero; Mylan Pharmaceuticals Inc., Mylan Inc., and Mylan N.V. (collectively, “Mylan”); Aurobindo; Lupin Limited (“Lupin”); Hikma Pharmaceuticals USA, Inc.; Biocon Pharma Limited, Biocon Limited, and Biocon Pharma, Inc.; and Torrent Pharmaceuticals Limited and Torrent Pharma Inc. notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. No trial date has been scheduled in any of these New Jersey actions.

Celgene also filed a patent infringement action against Mylan in the U.S. District Court for the Northern District of West Virginia asserting certain FDA Orange Book-listed patents and other non-FDA Orange Book-listed patents. Mylan filed its answer and counterclaims alleging that the patents are invalid and/or not infringed.

In June and July 2021, Celgene entered into confidential settlement agreements with Sun, Aurobindo, and Mylan, respectively, settling all outstanding claims in the litigations with Sun, Aurobindo, and Mylan.

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

In 2020, BMS received a Notice Letter from Lupin notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed patent infringement actions in the U.S. District Courts for the District of New Jersey and Delaware. The case in Delaware has been dismissed.

In July 2021, BMS entered into confidential settlement agreements with Dr. Reddy’s Laboratories, Inc. and Lupin, settling all outstanding claims in the litigations.

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

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., less than 20 cases remain pending on behalf of plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario). Both class actions have now been certified and will proceed separately, subject to a pending appeal of the Ontario class certification decision.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. As of June 2021, there are approximately 590 separate lawsuits pending on behalf of approximately 2,250 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The orders will result in the dismissal of all claims alleging an injury of pancreatic cancer in the MDL and JCCP. Plaintiffs have appealed the MDL order and may seek appeals in the JCCP. BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of June 2021, claims are pending in state and federal court on behalf of approximately 270 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. In September 2020, the Court granted BMS’s motion to dismiss the amended complaint with prejudice. The plaintiffs appealed the Court’s decision in October 2020.

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

The California Public Employees’ Retirement System in April 2021 and DFA Investment Dimensions Group Inc., on behalf of certain of its funds, and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021 filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions.

Contingent Value Rights Litigation
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement (“CVR Agreement”) entered into in connection with the closing of BMS’s acquisition of Celgene Corporation in November 2019. The successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use “diligent efforts” to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the successor trustee. The successor trustee seeks damages in an amount to be determined at trial and other relief, including interest and attorneys’ fees. BMS disputes the successor trustee’s allegations.

OTHER LITIGATION

Average Manufacturer Price Litigation
BMS is a defendant in a qui tam (whistleblower) lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, in which the U.S. Government declined to intervene. The complaint alleges that BMS inaccurately reported its average manufacturer prices to the Centers for Medicare and Medicaid Services to lower what it owed. Similar claims have been filed against other companies. In January 2020, BMS reached an agreement in principle to resolve this matter subject to the negotiation of a definitive settlement agreement and other contingencies. In March 2021, BMS finalized an agreement with the U.S. government and qui tam relator to resolve the claims asserted in the lawsuit. BMS has paid $75 million plus interest to the federal and state governments. Individual agreements will be negotiated with participating states based on the federal agreement. To the extent BMS does not finalize a settlement agreement with any state, that state’s share of the settlement will revert to BMS.

HIV Medication Antitrust Lawsuits
BMS and two other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The currently pending actions, asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. In September and October 2020, two purported class actions have also been filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the Court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. A trial on both the direct and indirect purchaser claims is scheduled for November 2022.

In February 2021, BMS and two other manufacturers of HIV medications were sued in State Court in New Mexico by the Attorney General of the State of New Mexico in a case alleging that the defendants’ agreements to develop and sell various fixed-dose combination products for the treatment of HIV, including Atripla*, and agreements to settle certain patent litigation violate the antitrust laws of the State of New Mexico. No schedule has been set for the case.

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

In March 2019, Humana filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint makes largely the same claims and allegations as were made in the class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In May 2019, Celgene filed a motion to dismiss Humana’s complaint, and the Court has stayed discovery pending adjudication of that motion. No trial date has been scheduled.

In March 2020, United HealthCare Services, Inc. (“UHS”), affiliates of which opted out of the first settlement in the Thalomid and Revlimid Antitrust Class Action Litigation, filed a lawsuit against Celgene in the U.S. District Court for the District of Minnesota. UHS’s complaint makes largely the same claims and allegations as were made in the class action litigation in addition to certain claims regarding donations directed to copay assistance. The complaint purports to assert claims on behalf of UHS and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In December 2020, Celgene’s motion to transfer the action to the District of New Jersey was granted and the case is now pending in that Court. In January 2021, Celgene filed a motion to dismiss UHS’s complaint, which the Court administratively terminated in June 2021 pending its decision on Celgene’s pending motion to dismiss Humana’s complaint. No trial date has been scheduled.

In May 2020, Celgene filed suit against Humana Pharmacy, Inc. (“HPI”), a Humana subsidiary, in Delaware Superior Court. Celgene’s complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI’s breach as well as a declaratory judgment. In September 2020, HPI filed a motion to dismiss Celgene’s complaint, which was denied in February 2021. A trial has been scheduled for March 2023.

In July 2020, Blue Cross Blue Shield Association (“BCBSA”) sued Celgene and BMS on behalf of the Federal Employee Program in the U.S. District Court for the District of Columbia. BCBSA’s complaint makes largely the same claims and allegations as were made in the class action litigation. In April 2021, the parties’ joint motion to transfer the action to the District of New Jersey was granted and the case is now pending in that Court. No trial date has been scheduled.

In August 2020, BCBSM Inc., Health Care Service Corporation (“HCSC”), Blue Cross and Blue Shield of Florida Inc., and Molina Healthcare, Inc. (“Molina”) sued Celgene and BMS in a Minnesota state court. The complaint makes largely the same claims and allegations as were made in the class action litigation but adds allegations on behalf of HCSC only as to alleged off-label marketing of Thalomid and Revlimid. In September 2020, Celgene and BMS removed the action to the U.S. District Court for the District of Minnesota. In March 2021, that Court denied plaintiffs’ motion to remand the action to state court, dismissed Molina for lack of personal jurisdiction and granted defendants’ motion to transfer the action to the District of New Jersey. The case is now pending in the District of New Jersey. No trial date has been scheduled.

In January 2021, Cigna Corporation (“Cigna”) sued Celgene and BMS in the U.S. District Court for the Eastern District of Pennsylvania. Cigna’s complaint makes largely the same claims and allegations as were made in the class action litigation. Cigna’s complaint purports to assert claims on behalf of Cigna and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser. In May 2021, the parties’ joint motion to transfer the action to the District of New Jersey was granted and the case is now pending in that Court. No trial date has been scheduled.

In May 2021, Molina sued Celgene and BMS in San Francisco Superior Court. Molina’s complaint makes largely the same claims and allegations as were made in the class action litigation. No trial date has been scheduled.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $75 million at June 30, 2021, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

In 2021, we received 13 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including advancement in hematology malignancies through regulatory approvals of Breyanzi and Abecma, the first approvals of our cell therapy portfolio. In support of our continued investment in our cell therapy portfolio, we are expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts and Leiden, Netherlands. We continue to see momentum in our oncology portfolio with the approvals for both Opdivo and Opdivo+Yervoy in various indications. We continue to expand our portfolio in immunology with the FDA approval of Zeposia for the treatment of adults with moderately to severely active UC and an important opportunity for deucravacitinib, our TYK2 inhibitor, for the treatment of psoriasis and other diseases. We bolstered our leading cardiovascular franchise by adding mavacamten with the acquisition of MyoKardia in 2020. In March 2021, the FDA accepted the NDA for mavacamten for patients with symptomatic obstructive HCM with an assigned PDUFA goal date of January 28, 2022.

Our revenues increased by 9% for the six months ended June 30, 2021 due to Eliquis, Revlimid, our IO and new product portfolios and foreign exchange, partially offset by lower demand for established brands. The $1.74 change in GAAP EPS primarily resulted from specified items including, lower unwinding of inventory fair value adjustments, contingent value rights and lower tax charges, partially offset by higher research and development, impairment and debt redemption charges. After adjusting for specified items, non-GAAP EPS increased $0.32 as a result of higher revenues, partially offset by higher costs and expenses to support product launches and the broader portfolio.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2021	2020	2021	2020
Total Revenues	$11,703	$10,129	$22,776	$20,910

Diluted Earnings/(Loss) Per Share
GAAP	$0.47	$(0.04)	$1.36	$(0.38)
Non-GAAP	1.93	1.63	3.67	3.35

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

Economic and Market Factors

COVID-19

In December 2019, COVID-19 emerged and subsequently expanded to a pandemic, resulting in international, federal, state and local public health and governmental authorities taking a number of actions to limit the spread of COVID-19 and address material disruptions in the U.S. and global economy. Against this background, we benefited from the impact of COVID-19 related buying patterns in the first quarter of 2020 but experienced sales channel inventory workdowns for our products during second quarter of 2020. We began to note improvement in the demand for certain products during the third and fourth quarters in 2020 but continue to experience impacts on revenues from COVID-19 primarily due to lower new patient starts and patient visits. Although the pandemic has not significantly impacted our results of operations, it remains difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The future financial and operational impact of the COVID-19 pandemic on BMS will depend on developments such as the ultimate duration and recovery from the pandemic, government actions, impact on the U.S. and global economies, customer behavior changes and timing for resumption to our normal operations, among others. See risk factor on the Company’s risk factors resulting from the COVID-19 pandemic included under “Part I—Item 1A. Risk Factors—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us” in our 2020 Form 10-K.

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
•We continue to take significant measures to protect the safety of our colleagues on site, including providing protective equipment, ensuring physical distancing, enhanced cleaning and creating a robust COVID-19 website to assist our workforce.

Supply of Our Medicines and Support to Patients, Physicians and Advocacy Groups

•An important element of keeping our promise to patients, their families and our healthcare providers is to ensure that our supply chain is robust and carefully managed. Our clinical and commercial supply chain teams have proactively identified alternative means for moving our raw materials and products to our markets and clinical sites over the past months. As a result of these efforts, we have not seen any disruption in our clinical or commercial supply chain due to the pandemic.
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

Governmental Actions

Additional regulations in the U.S. may occur in the future, including healthcare reform initiatives, further changes to tax laws and pricing laws and potential importation restrictions, that may reduce our results of operations, operating cash flow, liquidity and financial flexibility. For example, in November 2020 the U.S. federal government issued regulations regarding U.S. drug prices and payment for pharmaceutical products, including regulations that: (i) would reduce physician reimbursement for certain Medicare Part B drugs administered in doctors’ offices or hospitals to a “most favored nation price” drawn from the lowest price paid by certain countries in the Organisation for Economic Co-operation and Development, which would apply to many cancer medications; (ii) would authorize states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S.; and (iii) would reform the use of rebates in Medicare Part D. The outcome of these regulations remains uncertain as a result of ongoing litigation and other factors. See risk factor on the Company’s risk factors on the executive orders included under “Part I—Item 1A. Risk Factors—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” in our 2020 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2021:

Product	Date	Approval

Opdivo+Yervoy	June 2021
EC approval of Opdivo plus Yervoy for the treatment of adult patients with mismatch repair deficient or microsatellite instability-high mCRC after prior fluoropyrimidine-based combination chemotherapy.

Onureg	June 2021
EC approval of Onureg as a maintenance therapy in adult patients with AML who achieved complete remission or complete remission with incomplete blood count recovery following induction therapy with or without consolidation treatment and who are not candidates for, including those who choose not to proceed to, hematopoietic stem cell transplantation.

Opdivo+Yervoy	June 2021	EC approval of Opdivo plus Yervoy for the first-line treatment of adults with unresectable malignant pleural mesothelioma.

Zeposia	May 2021	FDA approval of Zeposia for the treatment of adults with moderately to severely active UC.

Opdivo	May 2021
Announced Japan’s Ministry of Health, Labour and Welfare approval of Opdivo and Yervoy in combination therapy for the first-line treatment of unresectable advanced or recurrent malignant pleural mesothelioma.

Opdivo	May 2021
FDA approval of Opdivo for the adjuvant treatment of patients with completely resected esophageal or gastroesophageal junction cancer with residual pathologic disease after neoadjuvant chemoradiotherapy.

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
Announced Japan’s Ministry of Health, Labour and Welfare approval of Breyanzi (lisocabtagene maraleucel: liso-cel) for the treatment of patients with relapsed or refractory large B-cell lymphoma and relapsed or refractory follicular lymphoma.

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

The FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. This is not specific to BMS, but we have two Opdivo indications that are subject to this review by the FDA in the third-line treatment of SCLC and second-line treatment of HCC. In consultation with the FDA, we have withdrawn the Opdivo indication in the third-line treatment of SCLC. Additionally, we decided to withdraw the Opdivo indication in the second-line treatment of HCC.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2021.

Divestitures, Licensing and Other Arrangements

Divestitures, licensing and other arrangements allow us to focus our resources behind our growth opportunities that drive the greatest long-term value. Significant transactions entered into in 2021 are summarized below. Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Divestitures, Licensing and Other Arrangements” for further information.

Agenus - We obtained a global exclusive license to Agenus’ proprietary bispecific antibody program, AGEN1777, that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and is in preclinical development.

Eisai - We commenced an exclusive global strategic collaboration with Eisai for the co-development and co-commercialization of MORAb-202, a selective folate receptor alpha antibody-drug conjugate being investigated in endometrial, ovarian, lung and breast cancers. MORAb-202 is currently in Phase I/II clinical trials for solid tumors.

Prothena - We exercised our option under the global neuroscience research and development collaboration to enter into an exclusive U.S. license for PRX005, an anti-tau antibody that specifically targets an area within the microtubule binding region for the potential treatment of Alzheimer’s disease. A Phase I clinical trial with PRX005 has been initiated.

Rockefeller University - We entered into an agreement with Rockefeller University, granting us the global exclusive license to develop, manufacture and commercialize Rockefeller’s novel monoclonal antibody duo treatment that neutralizes the SARS-CoV-2 virus for therapy, or prevents in certain patients, of COVID-19. Phase I clinical trials to assess dosing for IV and subcutaneous formulations and to assess safety have been completed by Rockefeller. In May 2021, enrollment initiated in the Phase II study within the NIH ACTIV-2 protocol at a network of sites within the U.S.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2021	2020	% Change	Foreign Exchange(b)	2021	2020	% Change	Foreign Exchange(b)
United States	$7,388	$6,487	14%	—	$14,398	$13,253	9%	—
Europe	2,689	2,136	26%	10%	5,242	4,703	11%	9%
Rest of the World	1,435	1,334	8%	4%	2,781	2,669	4%	3%
Other(a)	191	172	11%	N/A	355	285	25%	N/A
Total	$11,703	$10,129	16%	3%	$22,776	$20,910	9%	2%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the second quarter 2021 and year-to-date increased due to higher demand for Eliquis, our IO and new product portfolios and Revlimid. The second quarter 2020 was negatively impacted from sales channel inventory work downs and lower new patient starts due to the COVID-19 pandemic. Average U.S. net selling prices increased 1% year-to-date compared to the same period a year ago.

Europe

•Europe revenues for the second quarter 2021 and year-to-date increased due to higher demand for Eliquis, Revlimid, our IO portfolio and foreign exchange, partially offset by lower demand for established brands. The second quarter 2020 was negatively impacted from sales channel inventory work downs and lower new patient starts due to the COVID-19 pandemic. Average net selling prices decreased year-to-date compared to the same period a year ago.

Rest of the World

•Rest of the World revenues for the second quarter 2021 and year-to-date increased due to higher demand for Pomalyst/Imnovid, our IO portfolio, and Eliquis and foreign exchange, partially offset by lower demand for established brands. The second quarter 2020 was negatively impacted from sales channel inventory work downs and lower new patient starts due to the COVID-19 pandemic. Average net selling prices decreased year-to-date compared to the same period a year ago.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2021 or 2020. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Gross product sales	$16,782	$13,788	22%	$32,341	$28,474	14%
GTN adjustments
Charge-backs and cash discounts	(1,720)	(1,292)	33%	(3,306)	(2,632)	26%
Medicaid and Medicare rebates	(2,139)	(1,482)	44%	(3,857)	(2,980)	29%
Other rebates, returns, discounts and adjustments	(1,518)	(1,197)	27%	(2,975)	(2,504)	19%
Total GTN adjustments	(5,377)	(3,971)	35%	(10,138)	(8,116)	25%
Net product sales	$11,405	$9,817	16%	$22,203	$20,358	9%

GTN adjustments percentage	32%	29%	3%	31%	28%	3%
U.S.	38%	34%	4%	37%	34%	3%
Non-U.S.	15%	16%	(1)%	16%	15%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $302 million and $116 million for the six months ended June 30, 2021 and 2020, respectively. The reductions to provisions in 2021 was primarily related to Eliquis coverage gap discounts. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Prioritized Brands
Revlimid	$3,202	$2,884	11%	$6,146	$5,799	6%
U.S.	2,164	2,048	6%	4,122	4,014	3%
Non-U.S.	1,038	836	24%	2,024	1,785	13%

Eliquis	2,792	2,163	29%	5,678	4,804	18%
U.S.	1,722	1,363	26%	3,645	3,140	16%
Non-U.S.	1,070	800	34%	2,033	1,664	22%

Opdivo	1,910	1,653	16%	3,630	3,419	6%
U.S.	1,076	956	13%	2,020	1,964	3%
Non-U.S.	834	697	20%	1,610	1,455	11%

Orencia	814	750	9%	1,572	1,464	7%
U.S.	593	554	7%	1,129	1,054	7%
Non-U.S.	221	196	13%	443	410	8%

Pomalyst/Imnovid	854	745	15%	1,627	1,458	12%
U.S.	567	522	9%	1,079	1,011	7%
Non-U.S.	287	223	29%	548	447	23%

Sprycel	541	511	6%	1,011	1,032	(2)%
U.S.	325	308	6%	600	608	(1)%
Non-U.S.	216	203	6%	411	424	(3)%

Yervoy	510	369	38%	966	765	26%
U.S.	328	254	29%	622	511	22%
Non-U.S.	182	115	58%	344	254	35%

Abraxane	296	308	(4)%	610	608	—
U.S.	234	218	7%	459	423	9%
Non-U.S.	62	90	(31)%	151	185	(18)%

Empliciti	86	97	(11)%	171	194	(12)%
U.S.	51	59	(14)%	102	118	(14)%
Non-U.S.	35	38	(8)%	69	76	(9)%

Reblozyl	128	55	**	240	63	**
U.S.	110	55	100%	208	63	**
Non-U.S.	18	—	N/A	32	—	N/A

Inrebic	16	15	7%	32	27	19%
U.S.	15	15	—	30	27	11%
Non-U.S.	1	—	N/A	2	—	N/A

Onureg	12	—	N/A	27	—	N/A
U.S.	12	—	N/A	26	—	N/A
Non-U.S.	—	—	N/A	1	—	N/A

Zeposia	28	1	**	46	1	**
U.S.	20	1	**	33	1	**
Non-U.S.	8	—	N/A	13	—	N/A

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Prioritized Brands
Breyanzi	17	—	N/A	17	—	N/A
U.S.	17	—	N/A	17	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Abecma	24	—	N/A	24	—	N/A
U.S.	24	—	N/A	24	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Established Brands
Vidaza	45	126	(64)%	99	284	(65)%
U.S.	2	—	N/A	7	2	**
Non-U.S.	43	126	(66)%	92	282	(67)%

Baraclude	109	121	(10)%	222	243	(9)%
U.S.	2	3	(33)%	6	6	—
Non-U.S.	107	118	(9)%	216	237	(9)%

Other Brands	319	331	(4)%	658	749	(12)%
U.S.	126	131	(4)%	269	311	(14)%
Non-U.S.	193	200	(4)%	389	438	(11)%

Total Revenues	11,703	10,129	16%	22,776	20,910	9%
U.S.	7,388	6,487	14%	14,398	13,253	9%
Non-U.S.	4,315	3,642	18%	8,378	7,657	9%
** Change in excess of 100%.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues increased 6% in the second quarter 2021 due to higher demand and higher average net selling prices.

U.S. revenues increased 3% year-to-date due to higher average net selling prices.

•International revenues increased 24% in the second quarter 2021 due to higher demand and foreign exchange of 8%. Excluding foreign exchange impacts, revenues increased by 16%.

International revenues increased 13% year-to-date due to foreign exchange of 7% and higher demand. Excluding foreign exchange impacts, revenues increased 6%.

Eliquis (apixaban) — an oral Factor Xa inhibitor targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•U.S. revenues increased 26% in the second quarter 2021 due to higher demand and a second quarter 2020 inventory work down resulting from the COVID-19 pandemic (primarily sales channel inventory work down), partially offset by lower average net selling prices.

U.S. revenues increased 16% year-to-date due to higher demand, partially offset by lower average net selling prices.

•International revenues increased 34% in the second quarter 2021 and 22% year-to-date due to higher demand and foreign exchange of 10% and 9%, respectively. The second quarter 2020 was negatively affected from the COVID-19 pandemic (primarily sales channel inventory work down). Excluding foreign exchange impacts, revenues increased by 24% and 13%, respectively.

Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers may seek to market generic versions of Eliquis in Europe prior to the expiration of our patents, which may lead to additional, infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property—” for further information.

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

•U.S. revenues increased 13% in the second quarter 2021 and 3% year-to-date due to higher demand across multiple therapies including the Opdivo+Yervoy combinations in NSCLC (launched in the second quarter 2020), Opdivo+Cabometyx* combination in kidney cancer and Opdivo in various gastric and esophageal cancers, partially offset by declining second-line eligibility across tumor indications and increased competition. The second quarter 2020 was negatively affected from the COVID-19 pandemic (primarily lower new patient starts and patient visits).

•International revenues increased 20% in the second quarter 2021 and 11% year-to-date due to higher demand and foreign exchange of 7% and 5%, respectively. Excluding foreign exchange impacts, revenues increased by 13% and 6%, respectively.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 7% in the second quarter 2021 and year-to-date due to higher demand. The second quarter 2020 was negatively impacted by lower demand from the COVID-19 pandemic.

•International revenues increased 13% in the second quarter 2021 and 8% year-to-date due to foreign exchange of 6% and 5%, respectively, higher demand and higher average net selling prices. The second quarter 2020 was negatively impacted by lower demand from the COVID-19 pandemic. Excluding foreign exchange impacts, revenues increased by 7% and 3%, respectively.

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

•U.S. revenues increased 9% in the second quarter 2021 and 7% year-to-date due to higher demand and higher average net selling prices.

•International revenues increased 29% in the second quarter 2021 and 23% year-to-date, due to higher demand and foreign exchange of 6% for both periods, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 23% and 17%.

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

•U.S. revenues increased 6% in the second quarter 2021 due to higher demand.

U.S. revenues decreased 1% year-to-date due lower average net selling prices.

•International revenues increased 6% in the second quarter 2021 due to foreign exchange of 4%, and to a lesser extent, higher demand. Excluding foreign exchange impacts, revenues increased by 2%.

International revenues decreased 3% year-to-date due to lower demand as a result of increased generic competition and lower average net selling prices, partially offset by foreign exchange of 4%. Excluding foreign exchange impacts, revenues decreased by 7%.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, RCC, and CRC.

•U.S. revenues increased 29% in the second quarter 2021 and 22% year-to-date due to higher demand primarily from the Opdivo+Yervoy combination for NSCLC (launched in the second quarter 2020).

•International revenues increased 58% in the second quarter 2021 and 35% year-to-date due to higher demand and foreign exchange of 10% and 7%, respectively, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 48% and 28%, respectively.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues increased 7% in the second quarter 2021 due to higher demand, partially offset by lower average net selling prices and 9% year-to-date due to higher demand.

•International revenues decreased 31% in the second quarter 2021 and 18% year-to-date due to supply chain delays, partially offset by foreign exchange of 5% and 4%, respectively. Excluding foreign exchange impacts, revenues decreased by 36% and 22%, respectively. We expect that the supply chain delays will continue into the third or fourth quarter 2021.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an erythropoiesis stimulating agent (“ESA”) in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. Reblozyl was launched for adult patients with MDS previously treated with ESA in April 2020.

Inrebic (fedratinib) — an oral kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis. Inrebic was launched in August 2019.

Onureg (azacitidine) — an oral hypomethylating agent that incorporates into DNA and RNA, indicated for continued treatment of adult patients with AML who achieved first complete remission or complete remission with incomplete blood count recovery following intensive induction chemotherapy and are not able to complete intensive curative therapy. Onureg was launched in September 2020.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults. Zeposia was launched in June 2020.

Breyanzi (lisocabtagene maraleucel) — a CD19-directed genetically modified autologous T cell immunotherapy indicated for the treatment of adult patients with certain types of relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy. Breyanzi was launched in April 2021.

Abecma (idecabtagene vicleucel) — a B-cell maturation antigen-directed genetically modified autologous T cell immunotherapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma was launched in May 2021.

Vidaza (azacitidine for injection) — a hypomethylating agent with several approved indications worldwide for frontline treatment of patients with myelodysplastic syndromes, chronic myelomonocytic leukemia (CMMoL), and acute myeloid leukemia.

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

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2020 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. There were no products in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel with estimated levels of inventory in excess of one month at June 30, 2021 (U.S.) and March 31, 2021 (outside of the U.S.).

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 85% of total gross sales of U.S. products for the six months ended June 30, 2021. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended June 30, 2021 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Cost of products sold(a)	$2,452	$2,699	(9)%	$5,293	$6,361	(17)%
Marketing, selling and administrative	1,882	1,628	16%	3,548	3,234	10%
Research and development	3,271	2,522	30%	5,496	4,894	12%
Amortization of acquired intangible assets	2,547	2,389	7%	5,060	4,671	8%
Other (income)/expense, net	(2)	(736)	(100)%	(704)	427	**
Total Expenses	$10,150	$8,502	19%	$18,693	$19,587	(5)%
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

•Cost of products sold decreased by $247 million in the second quarter 2021 primarily due to lower unwinding of inventory fair value adjustments ($626 million), partially offset by higher Eliquis profit sharing ($303 million) and foreign exchange.

•Cost of products sold decreased by $1.1 billion year-to-date primarily due to lower unwinding of inventory fair value adjustments ($2.0 billion), partially offset by higher Eliquis profit sharing ($395 million), charges related to Inrebic regulatory approval milestones in the EU ($315 million) and foreign exchange.

Marketing, Selling and Administrative

•Marketing, selling and administrative expenses increased by $254 million in the second quarter 2021 and $314 million year-to-date, primarily due to higher advertising and promotion expenses and higher costs to support new product launches.

Research and Development

•Research and development expense increased by $749 million in the second quarter 2021 and $602 million year-to-date, primarily due to license and asset acquisition charges of $780 million in the second quarter 2021 primarily relating to Eisai ($650 million) and Prothena ($80 million) and a $230 million IPRD impairment charge resulting from the decision to discontinue further development of an investigational compound. The second quarter 2020 included license and asset acquisition charges of $300 million relating to bluebird ($200 million) and Cormorant ($100 million).

Amortization of Acquired Intangible Assets

•Amortization of acquired intangible assets increased by $158 million in the second quarter 2021 and $389 million year-to-date, due to additional product approvals.

Other (Income)/Expense, Net

•Other (income)/expense, net changed by $734 million in the second quarter 2021 and $1.1 billion year-to-date, primarily due to fair value adjustments to contingent value rights and equity investments and other items discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Interest expense	$330	$357	$683	$719
Contingent consideration	—	(165)	(510)	391
Royalties and licensing income	(405)	(311)	(772)	(721)
Equity investment gains	(148)	(818)	(749)	(480)
Integration expenses	152	166	293	340
Provision for restructuring	78	115	123	275
Litigation and other settlements	44	(1)	36	31
Transition and other service fees	(22)	(50)	(37)	(111)
Investment income	(12)	(25)	(21)	(86)
Reversion excise tax	—	—	—	76
Divestiture (gains)/losses	(11)	9	(11)	(7)
Intangible asset impairment	—	21	—	21
Loss on debt redemption	—	—	281	—
Other	(8)	(34)	(20)	(21)
Other (income)/expense, net	$(2)	$(736)	$(704)	$427

•Contingent consideration primarily includes fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.
•Royalties and licensing income includes diabetes business royalties, Keytruda* royalties, Tecentriq* royalties, up-front licensing fees and milestones for products that have not obtained commercial approval. Refer to “Item 1. Financial Statements—Note 4. Divestitures, Licensing and Other Arrangements” for further information.
•Equity investment gains includes fair value adjustments on equity investments that have readily determinable fair value and other observable price changes on equity investments without readily determinable fair values. The fair value of equity investments with or without readily determinable fair values in the first quarter 2020 were significantly negatively impacted by changes in market conditions primarily caused by the COVID-19 pandemic and subsequently recovered in the second quarter 2020. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information. Our share of income from equity method investments of $37 million in the second quarter 2021 and $174 million year-to-date are primarily due to fair value adjustments attributed to limited partnerships.
•Integration expenses primarily includes consulting fees to implement Celgene integration initiatives related to processes and systems.
•Provision for restructuring includes exit and other costs primarily related to the Celgene acquisition plan. We are on track to achieve the annualized pre-tax cost savings of approximately $3.0 billion through 2022 as detailed in the restructuring activities. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.
•Investment income decreased primarily due to lower interest rates in the second quarter and year-to-date 2021.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company in the first quarter 2020.
•A loss on debt redemption resulted from the early redemption of $3.5 billion long-term debt obligations in the first quarter 2021.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Earnings Before Income Taxes	$1,553	$1,627	$4,083	$1,323
Provision for Income Taxes	492	1,707	993	2,169
Effective Tax Rate	31.7%	104.9%	24.3%	163.9%

Impact of Specified Items	14.8%	91.1%	7.5%	149.0%
Effective Tax Rate Excluding Specified Items	16.9%	13.8%	16.8%	14.9%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization and contingent value rights fair value adjustments that are not taxable or deductible. The three and six months ended June 30, 2020 includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $255 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. The effective tax rate excluding specified items increased by 3.1% in the second quarter 2021 and 1.9% year-to-date due to unfavorable earnings mix and the catch-up effect of a decrease to the estimated annual effective tax rate in the second quarter 2020. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory fair value adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) R&D charges or other income resulting from upfront or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (vii) divestiture gains or losses, (viii) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments, including fair value adjustments attributed to limited partnership equity method investments and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from internal transfer of intangible assets and the Otezla* divestiture in the second quarter 2020. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on July 28, 2021 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2021	2020	2021	2020
Inventory purchase price accounting adjustments	$88	$714	$167	$2,134
Intangible asset impairment	—	—	315	—
Employee compensation charges	—	1	—	3
Site exit and other costs	1	13	24	29
Cost of products sold	89	728	506	2,166

Employee compensation charges	1	12	1	27
Site exit and other costs	—	(1)	(1)	5
Marketing, selling and administrative	1	11	—	32

License and asset acquisition charges	780	300	780	325
IPRD impairments	230	—	230	—
Inventory purchase price accounting adjustments	—	—	—	17
Employee compensation charges	—	15	1	33
Site exit and other costs	—	39	—	95
Research and development	1,010	354	1,011	470

Amortization of acquired intangible assets	2,547	2,389	5,060	4,671

Interest expense(a)	(28)	(41)	(62)	(82)
Contingent consideration	—	(165)	(510)	391
Royalties and licensing income	(15)	(18)	(29)	(101)
Equity investment gains	(154)	(818)	(762)	(479)
Integration expenses	152	166	293	340
Provision for restructuring	78	115	123	275
Reversion excise tax	—	—	—	76
Divestiture (gains)/losses	(11)	9	(11)	(7)
Loss on debt redemption	—	—	281	—
Other (income)/expense, net	22	(752)	(677)	413

Increase to pretax income	3,669	2,730	5,900	7,752

Income taxes on items above	(388)	(3)	(688)	(294)
Income taxes attributed to Otezla* divestiture	—	255	—	255
Income taxes attributed to internal transfer of intangible assets	—	853	—	853
Income taxes	(388)	1,105	(688)	814

Increase to net earnings	$3,281	$3,835	$5,212	$8,566
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2021	2020	2021	2020
Net Earnings/(Loss) Attributable to BMS Used for Diluted EPS Calculation – GAAP	$1,055	$(85)	$3,076	$(860)
Specified Items	3,281	3,835	5,212	8,566
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$4,336	$3,750	$8,288	$7,706

Weighted-Average Common Shares Outstanding – Diluted – GAAP	2,252	2,263	2,258	2,261
Incremental Shares Attributable to Share-Based Compensation Plans	—	34	—	37
Weighted-Average Common Shares Outstanding – Diluted – Non-GAAP	2,252	2,297	2,258	2,298

Diluted Earnings/(Loss) Per Share Attributable to BMS – GAAP	$0.47	$(0.04)	$1.36	$(0.38)
Diluted EPS Attributable to Specified Items	1.46	1.67	2.31	3.73
Diluted EPS Attributable to BMS – Non-GAAP	$1.93	$1.63	$3.67	$3.35

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$11,024	$14,546
Marketable debt securities – current	1,946	1,285
Marketable debt securities – non-current	143	433
Total cash, cash equivalents and marketable debt securities	13,113	16,264
Short-term debt obligations	(2,655)	(2,340)
Long-term debt	(42,503)	(48,336)
Net debt position	$(32,045)	$(34,412)

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, debt maturities of approximately $12.0 billion through 2024 as well as any debt repurchases through redemptions or tender offers.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authority authorization under the program was $4.4 billion as of December 31, 2020. In January 2021, our Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock, increasing the total outstanding share repurchase authorization to approximately $6.4 billion. We repurchased approximately 47 million shares of our common stock for $3.0 billion during the six months ended June 30, 2021 reducing the remaining share repurchase capacity under the share repurchase program to approximately $3.4 billion as of June 30, 2021. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $2.2 billion in the six months ended June 30, 2021. Dividends declared per common share were $0.98 in the six months ended June 30, 2021. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $750 million in 2020 and are expected to be approximately $1.1 billion in 2021 and $1.2 billion in 2022. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of June 30, 2021.

In 2021, we purchased aggregate principal amount of $3.5 billion of certain of our debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions and $1.5 billion of notes matured and were repaid.

As of June 30, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2022, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively. The revolving facilities provide for customary terms and conditions with no financial covenants, may be used to provide backup liquidity for our commercial paper borrowings and are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at June 30, 2021 or December 31, 2020.

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2021	2020
Cash flow provided by/(used in):
Operating activities	$6,884	$8,430
Investing activities	37	1,166
Financing activities	(10,477)	(2,047)

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

The $1.5 billion change in cash flow from operating activities compared to 2020 was primarily due to higher tax payments of approximately $1.3 billion in 2021, the timing of Otezla* receivable collection reimbursements to Amgen of $500 million in 2020 and the reversion of retirement medical plan assets of approximately $300 million (net of excise taxes) in 2020, partially offset by cash collections and timing of payments in the ordinary course of business.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase, proceeds from business divestitures (including royalties), the sale and maturity of marketable securities, sale of equity investments and upfront and contingent milestones from licensing arrangements.

The $1.1 billion change in cash flow from investing activities compared to 2020 was primarily due to changes in the amount of marketable debt securities held of $2.0 billion, partially offset by higher proceeds from sales of equity investments of approximately $800 million.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $8.4 billion change in cash flow from financing activities compared to 2020 was primarily due to higher debt repayments of $5.7 billion, including a series of tender offers and “make whole” redemptions, and higher share repurchases of $2.9 billion in 2021.

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

Product	Indication	Date	Developments

Opdivo	Bladder	April 2021
Announced that the FDA accepted the sBLA for Opdivo for the adjuvant treatment of patients with surgically resected, high-risk muscle-invasive urothelial carcinoma. The FDA granted the application Priority Review and assigned a PDUFA goal date of September 3, 2021. The application is based on results from the Phase III CheckMate-274 trial.

	Gastric and Esophageal Cancers	June 2021
Received a positive CHMP opinion of Opdivo for the adjuvant treatment of adult patients with esophageal or gastroesophageal junction cancer who have residual pathologic disease following prior neoadjuvant chemoradiotherapy. The opinion is based on data from the Phase III CheckMate-577 trial.

May 2021
Announced FDA approval of Opdivo for the adjuvant treatment of patients with completely resected esophageal or gastroesophageal junction cancer with residual pathologic disease who have received neoadjuvant chemoradiotherapy. The approval is based on results from the Phase III CheckMate-577 trial.

April 2021
Announced FDA approval of Opdivo in combination with combination with fluoropyrimidine- and platinum-containing chemotherapy for the treatment of patients with advanced or metastatic gastric cancer, gastroesophageal junction cancer, and esophageal adenocarcinoma, regardless of PD-L1 expression status. The approval is based on the Phase III CheckMate-649 trial.

April 2021
Announced positive topline results from the Phase III CheckMate-648 trial evaluating treatment with Opdivo plus chemotherapy or Opdivo plus Yervoy in patients with unresectable advanced or metastatic ESCC. Opdivo plus chemotherapy met primary and secondary endpoints of overall survival in patients with tumors expressing PD-L1 and in the all-randomized patient population, and also the primary endpoint of progression free survival in the PD-L1+ population. Opdivo plus Yervoy met primary and secondary endpoints of overall survival in both populations, whereas the other primary endpoint of progression free survival in the PD-L1+ population was not met.

	HCC	July 2021
Announced that in consultation with the FDA, we withdrew the U.S. indication for Opdivo in HCC who were previously treated with sorafenib. Opdivo was granted accelerated approval for this indication in 2017 based on tumor responses from the Phase I/II CheckMate-040 trial. CheckMate-459, the confirmatory randomized study of Opdivo versus sorafenib in the first-line setting, did not achieve statistical significance for its primary endpoint of overall survival per the pre-specified analysis.

	RCC	April 2021	Announced EC approval of Opdivo in combination with Cabometyx* for the first-line treatment of adults with advanced RCC. The approval is based on results from the Phase III CheckMate-9ER trial.

Opdivo + Yervoy	CRC	June 2021
Announced EC approval of Opdivo plus Yervoy for the treatment of adult patients with mismatch repair deficient (dMMR) or microsatellite instability-high mCRC after prior fluoropyrimidine-based combination chemotherapy. The approval is based on results from the Phase II CheckMate-142 trial.

	Melanoma	May 2021
Announced new six-and-a-half year data from the Phase III CheckMate-067 trial demonstrating durable improvement in survival with first-line Opdivo plus Yervoy therapy and Opdivo monotherapy, versus Yervoy alone, in patients with advanced melanoma.

	Malignant Pleural Mesothelioma	June 2021
Announced EC approval of Opdivo plus Yervoy for the first line treatment of adults with unresectable malignant pleural mesothelioma. The approval is based on results from the Phase III CheckMate-743 trial.

May 2021
Ono, our alliance partner for Opdivo in Japan, announced that the companies received approval for combination therapy of Opdivo and Yervoy in Japan for the first-line treatment of unresectable advanced or recurrent malignant pleural mesothelioma, for a partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase III CheckMate-743 trial.

	NSCLC	May 2021
Announced that Part 1 of the Phase III CheckMate-227 trial continues to demonstrate the long-term survival benefits of first-line treatment with Opdivo plus Yervoy compared to chemotherapy in patients with advanced NSCLC, regardless of PD-L1 expression level or histology, with a minimum follow-up of over four years.

May 2021
Announced that Opdivo plus Yervoy with two cycles of chemotherapy showed a durable survival benefit compared to four cycles of chemotherapy alone after two years of follow-up in previously untreated patients with advanced NSCLC in the Phase III CheckMate-9LA trial.

	SCCHN	July 2021
Announced an update on the Phase III CheckMate-651 trial comparing Opdivo plus Yervoy to the EXTREME regimen (cetuximab, cisplatin/carboplatin and fluorouracil) as a first-line treatment in platinum-eligible patients with recurrent or metastatic SCCHN. Although Opdivo plus Yervoy showed a clear, positive trend towards overall survival in patients whose tumors express PD-L1 with a combined positive score ≥ 20, the study did not meet its primary endpoints.

Reblozyl	Beta Thalassemia	June 2021
Announced with Acceleron, that Phase II BEYOND study evaluating Reblozyl plus best supportive care in adult patients with non-transfusion dependent beta thalassemia demonstrated that 77.7% of patients treated with Reblozyl achieved a hemoglobin increase (≥1.0 gram/deciliter) compared to 0% of patients in the placebo arm.

Onureg	AML	June 2021
Announced EC approval of Onureg as a maintenance therapy in adult patients with AML who achieved complete remission or complete remission with incomplete blood count recovery following induction therapy with or without consolidation treatment and who are not candidates for, including those who choose not to proceed to, hematopoietic stem cell transplantation. The approval is based on data from the Phase III QUAZAR AML-001 study.

Zeposia	UC	May 2021	Announced FDA approval of Zeposia for the treatment of adults with moderately to severely active UC. The approval is based on data from the pivotal Phase III True North trial.

Breyanzi	Lymphoma	June 2021
Announced positive topline results from the Phase III TRANSFORM trial evaluating Breyanzi as a second-line treatment in adults with relapsed or refractory large B-cell lymphoma compared to salvage therapy followed by high-dose chemotherapy and hematopoietic stem cell transplant. Results of a pre-specified interim analysis conducted by an independent review committee showed the study met its primary endpoint of demonstrating a clinically meaningful and highly statistically significant improvement in event-free survival, as well as key secondary endpoints of complete response rate and progression-free survival compared to standard of care.

Abecma	Multiple Myeloma	June 2021
Received a positive CHMP opinion of Abecma for the treatment of adult patients with RRMM who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody and have demonstrated disease progression on the last therapy. The opinion is based on data from the Phase II KarMMa trial.

mavacamten	Obstructive HCM	May 2021	Announced a new analysis of data from the Phase III EXPLORER-HCM study evaluating mavacamten, an investigational, first-in-class cardiac myosin inhibitor, in patients with oHCM. At 30 weeks, the change in Kansas City Cardiomyopathy Questionnaire Overall Summary Score (KCCQ OSS) was greater in mavacamten patients than placebo, with similar benefits across all KCCQ subscales

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2021. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2020 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
April 1 to 30, 2021	6,542,163	$64.17	6,443,618	$4,227
May 1 to 31, 2021	6,553,060	65.28	6,001,116	3,835
June 1 to 30, 2021	6,578,972	66.02	6,501,411	3,406
Three months ended June 30, 2021	19,674,195		18,946,145
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. The Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock in October 2016 and further increased its authorization for the repurchase of our common stock by approximately $7.0 billion in November 2019 and $5.0 billion in February 2020. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock. The remaining share repurchase capacity under the program was approximately $3.4 billion as of June 30, 2021. Refer to “Item 1. Financial Statements-Note 15. Equity” for information on the share repurchase program.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
3a.
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of May 4, 2021 (incorporated herein by reference to Exhibit 3a to the Form 8-K dated and filed on May 4, 2021).

3b.	Amended and Restated Bylaws, effective as of May 4, 2021 (incorporated herein by reference to Exhibit 3b to the Form 8-K dated and filed on May 4, 2021).
10a.
Form of Restricted Stock Units Agreement with 3-year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated and filed on May 4, 2021).

10b.
Form of Restricted Stock Units Agreement with 4-year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated and filed on May 4, 2021).

10c.
Form of Restricted Stock Units Agreement with 5-year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Form 8-K dated and filed on May 4, 2021).

10d.
Form of Restricted Stock Units Agreement with 2-year cliff vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Form 8-K dated and filed on May 4, 2021).

10e.
Form of Restricted Stock Units Agreement with 1-year vesting under the 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Form 8-K dated and filed on May 4, 2021).

10f.	Extension Notice, dated June 1, 2021, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011.
10g.
Amendment and Waiver, dated as of June 22, 2021, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 29, 2011 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

10h.	Extension Notice, dated June 1, 2021, for the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012.
10i.
Amendment, dated as of June 22, 2021, to the Five Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 30, 2012 among Bristol-Myers Squibb Company, the several financial institutions from time to time party to the agreement, and JPMorgan Chase Bank, N.A. and Citibank N.A. as administrative agents.

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

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, LLC.; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; Erbitux is a trademark of ImClone LLC; Onglyza is a trademark of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp; Otezla is a trademark of Amgen Inc.; Plavix is a trademark of Sanofi-aventis U.S. Tecentriq is a trademark of Genentech, Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020	Lilly	Eli Lilly and Company
Agenus	Agenus Inc.	LOE	loss of exclusivity
Amgen	Amgen Inc.	MDL	multi-district litigation
AML	acute myeloid leukemia	MDS	myelodysplastic syndromes
Amylin	Amylin Pharmaceuticals, Inc.	MPM	malignant pleural mesothelioma
aNDA	abbreviated new drug applications	MyoKardia	MyoKardia, Inc.
AstraZeneca	AstraZeneca PLC	NKT	natural killer T cells
BCMA	B-cell maturation antigen	NSCLC	non-small cell lung cancer
BLA	biologics license application	NVAF	non-valvular atrial fibrillation
bluebird	bluebird bio, Inc.	oHCM	obstructive hypertrophic cardiomyopathy
CAR T	chimeric antigen receptor T-cell	Ono	Ono Pharmaceutical Co., Ltd.
Celgene	Celgene Corporation	OTC	over-the-counter
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	PD-1	programmed cell death protein 1
Cormorant	Cormorant Pharmaceuticals	PD-L1	programmed death-ligand 1
CRC	Colorectal carcinoma	PDUFA	The Prescription Drug User Fee Act
CVR	contingent value rights	Pfizer	Pfizer, Inc.
EC	European Commission	Prothena	Prothena Corporation plc
Eisai	Eisai Co., Ltd.	PsA	psoriatic arthritis
EMA	European Medicines Agency	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
EPS	earnings per share	R&D	research and development
ESCC	esophageal squamous cell carcinoma	RA	rheumatoid arthritis
EU	European Union	RBC	red blood cell
FASB	Financial Accounting Standards Board	RCC	renal cell carcinoma
FDA	U.S. Food and Drug Administration	REMS	risk evaluation and mitigation strategy
GAAP	U.S. generally accepted accounting principles	RRMM	relapsed and refractory multiple myeloma
GILTI	Global intangible low-taxed income	Sanofi	Sanofi S.A.
GTN	gross-to-net	sBLA	supplemental Biologics License Application
HCC	hepatocellular carcinoma	SCLC	small cell lung cancer
HIV	human immunodeficiency viruses	SEC	Securities and Exchange Commission
IO	immuno-oncology	TNBC	triple-negative breast cancer
IPRD	in-process research and development	UC	ulcerative colitis
IRS	Internal Revenue Service	U.S.	United States
JIA	juvenile idiopathic arthritis	UK	United Kingdom
Juno	Juno Therapeutics, Inc.	VAT	value added tax
LIBOR	London Interbank Offered Rate	VTE	venous thromboembolic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 28, 2021	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	July 28, 2021	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer