Form 10-Q
period 2021-09-30
BRISTOL MYERS SQUIBB CO
filed 2021-10-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
(212) 546-4200
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
At September 30, 2021, there were 2,219,644,935 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income/(Loss)	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	53

Item 4.
Controls and Procedures	54

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	54

Item 1A.
Risk Factors	54

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.
Exhibits	55

Summary of Abbreviated Terms	56
Signatures	57
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2021	2020	2021	2020
Net product sales	$11,243	$10,197	$33,446	$30,555
Alliance and other revenues	381	343	954	895
Total Revenues	11,624	10,540	34,400	31,450

Cost of products sold(a)	2,291	2,502	7,584	8,863
Marketing, selling and administrative	1,788	1,706	5,336	4,940
Research and development	3,251	2,499	8,747	7,393
Amortization of acquired intangible assets	2,546	2,491	7,606	7,162
Other (income)/expense, net	(409)	(915)	(1,113)	(488)
Total Expenses	9,467	8,283	28,160	27,870

Earnings Before Income Taxes	2,157	2,257	6,240	3,580
Provision for Income Taxes	605	379	1,598	2,548
Net Earnings	1,552	1,878	4,642	1,032
Noncontrolling Interest	6	6	20	20
Net Earnings Attributable to BMS	$1,546	$1,872	$4,622	$1,012

Earnings per Common Share
Basic	$0.70	$0.83	$2.08	$0.45
Diluted	0.69	0.82	2.05	0.44
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME/(LOSS)	2021	2020	2021	2020
Net Earnings	$1,552	$1,878	$4,642	$1,032
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	113	(132)	399	(121)
Pension and postretirement benefits	7	(4)	45	5
Available-for-sale debt securities	(3)	(2)	(7)	7
Foreign currency translation	(23)	(5)	(22)	(70)
Total Other Comprehensive Income/(Loss)	94	(143)	415	(179)

Comprehensive Income	1,646	1,735	5,057	853
Comprehensive Income Attributable to Noncontrolling Interest	6	6	20	20
Comprehensive Income Attributable to BMS	$1,640	$1,729	$5,037	$833
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	September 30, 2021	December 31, 2020
Current Assets:
Cash and cash equivalents	$13,540	$14,546
Marketable debt securities	2,123	1,285
Receivables	9,245	8,501
Inventories	2,163	2,074
Other current assets	4,372	3,786
Total Current Assets	31,443	30,192
Property, plant and equipment	5,868	5,886
Goodwill	20,519	20,547
Other intangible assets	44,930	53,243
Deferred income taxes	684	1,161
Marketable debt securities	46	433
Other non-current assets	7,403	7,019
Total Assets	$110,893	$118,481

LIABILITIES
Current Liabilities:
Short-term debt obligations	$5,065	$2,340
Accounts payable	2,695	2,713
Other current liabilities	13,700	14,027
Total Current Liabilities	21,460	19,080
Deferred income taxes	4,956	5,407
Long-term debt	39,677	48,336
Other non-current liabilities	7,516	7,776
Total Liabilities	73,609	80,599

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,292	44,325
Accumulated other comprehensive loss	(1,424)	(1,839)
Retained earnings	22,625	21,281
Less cost of treasury stock	(28,572)	(26,237)
Total Bristol-Myers Squibb Company Shareholders’ Equity	37,213	37,822
Noncontrolling interest	71	60
Total Equity	37,284	37,882
Total Liabilities and Equity	$110,893	$118,481
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net earnings	$4,642	$1,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	8,107	7,690
Deferred income taxes	(127)	1,419
Stock-based compensation	450	608
Impairment charges	1,192	131
Pension settlements and amortization	30	34
Divestiture gains and royalties	(462)	(486)
Asset acquisition charges	1,071	603
Equity investment gains	(1,214)	(724)
Contingent consideration fair value adjustments	(510)	(597)
Other adjustments	168	(140)
Changes in operating assets and liabilities:
Receivables	(886)	(356)
Inventories	141	2,571
Accounts payable	19	56
Income taxes payable	(841)	(2,104)
Other	370	960
Net Cash Provided by Operating Activities	12,150	10,697
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	2,952	4,757
Purchase of marketable debt securities	(3,408)	(3,148)
Proceeds from sales of equity investment securities	1,058	14
Capital expenditures	(653)	(470)
Divestiture and other proceeds	570	536
Acquisition and other payments, net of cash acquired	(1,458)	(736)
Net Cash (Used in)/Provided by Investing Activities	(939)	953
Cash Flows From Financing Activities:
Short-term debt obligations, net	(46)	(264)
Repayment of long-term debt	(6,022)	(1,500)
Repurchase of common stock	(3,536)	(81)
Dividends	(3,297)	(3,054)
Other	644	265
Net Cash Used in Financing Activities	(12,257)	(4,634)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(48)	24
(Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(1,094)	7,040
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14,973	12,820
Cash, Cash Equivalents and Restricted Cash at End of Period	$13,879	$19,860
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company (“BMS” or “the Company”) prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at September 30, 2021 and December 31, 2020, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the 2020 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Cash payments resulting from licensing arrangements, including up-front and contingent milestones previously included in operating activities in the consolidated statements of cash flows are now presented in investing activities. The adjustment resulted in an increase to net cash provided by operating activities and net cash used in investing activities of $315 million in the nine months ended September 30, 2020. Proceeds received from the sale of equity investment securities previously presented in Divestiture and other proceeds in the consolidated statements of cash flows is now presented separately in Proceeds from sales of equity investment securities. These reclassifications did not have an impact on net assets or net earnings.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Net product sales	$11,243	$10,197	$33,446	$30,555
Alliance revenues	194	184	495	452
Other revenues	187	159	459	443
Total Revenues	$11,624	$10,540	$34,400	$31,450

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

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Gross product sales	$17,335	$15,211	$49,676	$43,685
GTN adjustments(a)
Charge-backs and cash discounts	(1,908)	(1,440)	(5,214)	(4,072)
Medicaid and Medicare rebates	(2,625)	(2,146)	(6,482)	(5,126)
Other rebates, returns, discounts and adjustments	(1,559)	(1,428)	(4,534)	(3,932)
Total GTN adjustments	(6,092)	(5,014)	(16,230)	(13,130)
Net product sales	$11,243	$10,197	$33,446	$30,555
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $10 million and $282 million for the three and nine months ended September 30, 2021, and $(25) million and $91 million for the three and nine months ended September 30, 2020, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Prioritized Brands
Revlimid	$3,347	$3,027	$9,493	$8,826
Eliquis	2,413	2,095	8,091	6,899
Opdivo	1,905	1,780	5,535	5,199
Orencia	870	826	2,442	2,290
Pomalyst/Imnovid	851	777	2,478	2,235
Sprycel	551	544	1,562	1,576
Yervoy	515	446	1,481	1,211
Abraxane	266	342	876	950
Empliciti	82	96	253	290
Reblozyl	160	96	400	159
Inrebic	22	13	54	40
Onureg	21	3	48	3
Zeposia	40	2	86	3
Breyanzi	30	—	47	—
Abecma	71	—	95	—

Established Brands
Vidaza	36	106	135	390
Baraclude	105	100	327	343
Other Brands	339	287	997	1,036
Total Revenues	$11,624	$10,540	$34,400	$31,450

United States	$7,296	$6,542	$21,694	$19,795
Europe	2,661	2,453	7,903	7,156
Rest of the World	1,391	1,361	4,172	4,030
Other(a)	276	184	631	469
Total Revenues	$11,624	$10,540	$34,400	$31,450
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $73 million and $463 million for the three and nine months ended September 30, 2021 and $32 million and $260 million for the three and nine months ended September 30, 2020, respectively, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements. Contract assets were not material at September 30, 2021 and December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Revenues from alliances:
Net product sales	$2,452	$2,116	$8,139	$7,040
Alliance revenues	194	184	495	452
Total Revenues	$2,646	$2,300	$8,634	$7,492

Payments to/(from) alliance partners:
Cost of products sold	$1,181	$1,007	$3,924	$3,363
Marketing, selling and administrative	(43)	(25)	(140)	(103)
Research and development	10	48	753	327
Other (income)/expense, net	1	(28)	(18)	(59)

Dollars in Millions	September 30, 2021	December 31, 2020
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$314	$343
Accounts payable – to alliance partners	1,101	1,093
Deferred income from alliances(a)	344	366
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

A $650 million up-front collaboration fee was included in Research and development expense in the second quarter of 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones.

Note 4. DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended September 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2021	2020	2021	2020	2021	2020
Diabetes Business	$153	$129	$—	$—	$(159)	$(148)
Erbitux* Business	4	3	—	—	—	—
Manufacturing Operations	27	—	—	—	—	—
Mature Brands and Other	4	41	2	1	(1)	(44)
Total	$188	$173	$2	$1	$(160)	$(192)

	Nine Months Ended September 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2021	2020	2021	2020	2021	2020
Diabetes Business	$449	$409	$—	$—	$(445)	$(404)
Erbitux* Business	10	10	—	—	—	—
Manufacturing Operations	50	10	—	(1)	—	—
Plavix* and Avapro*/Avalide*	5	7	—	(12)	—	—
Mature Brands and Other	56	73	(9)	7	(2)	(76)
Total	$570	$509	$(9)	$(6)	$(447)	$(480)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, up-front licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Keytruda* royalties	$(215)	$(176)	$(611)	$(492)
Tecentriq* royalties	(22)	—	(67)	—
Up-front licensing fees	—	—	—	(30)
Contingent milestone income	(10)	(16)	(12)	(62)
Amortization of deferred income	3	(14)	(27)	(44)
Other royalties	(21)	(5)	(33)	(16)
Total	$(265)	$(211)	$(750)	$(644)

Agenus

In the third quarter of 2021, BMS obtained a global exclusive license to Agenus’ proprietary AGEN1777 bispecific antibody program that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and a Phase I clinical trial was initiated in October 2021. BMS will be responsible for the development and any subsequent commercialization of AGEN1777 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction included an up-front payment of $200 million which was included in Research and development expense and Agenus is eligible to receive contingent development, regulatory and sales-based milestones up to $1.4 billion as well as royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Interest expense	$328	$346	$1,011	$1,065
Contingent consideration	—	(988)	(510)	(597)
Royalties and licensing income	(425)	(403)	(1,197)	(1,124)
Equity investment gains	(465)	(244)	(1,214)	(724)
Integration expenses	141	195	434	535
Provision for restructuring	27	176	150	451
Litigation and other settlements	13	10	49	41
Transition and other service fees	(6)	(18)	(43)	(129)
Investment income	(12)	(13)	(33)	(99)
Reversion excise tax	—	—	—	76
Divestiture losses/(gains)	2	1	(9)	(6)
Intangible asset impairment	—	—	—	21
Loss on debt redemption	—	—	281	—
Other	(12)	23	(32)	2
Other (income)/expense, net	$(409)	$(915)	$(1,113)	$(488)

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition that are currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (10%), Marketing, selling and administrative expenses (55%) and Research and development expenses (35%). Charges of approximately $3.0 billion are expected to be incurred through 2022. Cumulative charges of approximately $2.4 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.5 billion. Employee workforce reductions were approximately 320 and 1,400 for the nine months ended September 30, 2021 and 2020, respectively.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $113 million have been recognized for these actions to date.

Company Transformation

In 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. Cumulative charges of approximately $1.5 billion were recognized for these actions since the announcement. Actions under the plan were completed as of December 31, 2020.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Celgene Acquisition Plan	$153	$373	$526	$1,014
MyoKardia Acquisition Plan	18	—	74	—
Company Transformation	—	10	—	115
Total charges	$171	$383	$600	$1,129

Employee termination costs	$24	$133	$143	$389
Other termination costs	3	43	7	62
Provision for restructuring	27	176	150	451
Integration expenses	141	195	434	535
Accelerated depreciation	—	7	—	48
Asset impairments	—	5	24	86
Other shutdown costs, net	3	—	(8)	9
Total charges	$171	$383	$600	$1,129

Cost of products sold	$—	$3	$24	$30
Marketing, selling and administrative	1	6	1	7
Research and development	—	3	—	98
Other (income)/expense, net	170	371	575	994
Total charges	$171	$383	$600	$1,129

The following summarizes the charges and spending related to restructuring plan activities:

	Nine Months Ended September 30,
Dollars in Millions	2021	2020
Liability at December 31	$148	$100
Provision for restructuring(a)	138	387
Foreign currency translation and other	(4)	2
Payments	(170)	(295)
Liability at September 30	$112	$194
(a)    Includes a reduction of the liability resulting from changes in estimates of $17 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively. Excludes $12 million and $64 million for the nine months ended September 30, 2021 and 2020, respectively, of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Earnings Before Income Taxes	$2,157	$2,257	$6,240	$3,580
Provision for Income Taxes	605	379	1,598	2,548
Effective Tax Rate	28.0%	16.8%	25.6%	71.2%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rates in 2021 and 2020 were impacted by low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization, an IPRD impairment charge and contingent value rights fair value adjustments that are not taxable or deductible. The nine months ended September 30, 2020 includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $266 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

It is reasonably possible that the amount of unrecognized tax benefits at September 30, 2021 could decrease in the range of approximately $430 million to $480 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

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

Note 8. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Amounts in Millions, Except Per Share Data	2021	2020	2021	2020
Net Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$1,546	$1,872	$4,622	$1,012

Weighted-Average Common Shares Outstanding – Basic	2,219	2,257	2,227	2,260
Incremental Shares Attributable to Share-Based Compensation Plans	24	33	26	35
Weighted-Average Common Shares Outstanding – Diluted	2,243	2,290	2,253	2,295

Earnings per Common Share
Basic	$0.70	$0.83	$2.08	$0.45
Diluted	0.69	0.82	2.05	0.44

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was 8 million and 9 million for the three and nine months ended September 30, 2021, respectively and 27 million and 29 million for the three and nine months ended September 30, 2020, respectively.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2021			December 31, 2020
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$11,660	$—	$—	$12,361	$—
Marketable debt securities:
Certificates of deposit	—	1,688	—	—	1,020	—
Commercial paper	—	10	—	—	—	—
Corporate debt securities	—	471	—	—	698	—
Derivative assets	—	193	19	—	42	27
Equity investments	3,733	145	—	3,314	138	—
Derivative liabilities	—	12	—	—	270	—
Contingent consideration liability:
Contingent value rights	9	—	—	530	—	—
Other acquisition related contingent consideration	—	—	67	—	—	78

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

Contingent consideration obligations are recorded at their estimated fair values and these obligations are revalued each reporting period until the related contingencies are resolved. The contingent value rights are adjusted to fair value using the traded price of the securities at the end of each reporting period. The fair value measurements for other contingent consideration liabilities are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events or shorten or lengthen the time required to achieve such events would result in corresponding increases or decreases in the fair values of these obligations. The fair value of other acquisition related contingent consideration as of September 30, 2021 was calculated using the following significant unobservable inputs:

Ranges (weighted average) utilized as of:
Inputs	September 30, 2021
Discount rate	0.3% to 1.3% (0.6%)
Probability of payment	0% to 80% (2.4%)
Projected year of payment for development and regulatory milestones	2022 to 2028

There were no transfers between levels 1, 2 and 3 during the nine months ended September 30, 2021. The following table represents a roll-forward of the fair value of level 3 instruments:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
Dollars in Millions	Asset	Liability	Asset	Liability
Fair value as of January 1	$27	$78	$—	$106
Changes in estimated fair value	(8)	3	—	(35)
Payments	—	(12)	—	—
Foreign exchange	—	(2)	—	2
Fair value as of September 30	$19	$67	$—	$73

Available-for-sale Debt Securities and Equity Investments

The following table summarizes available-for-sale debt securities:

	September 30, 2021				December 31, 2020
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,688	$—	$—	$1,688	$1,020	$—	$—	$1,020
Commercial paper	10	—	—	10	—	—	—	—
Corporate debt securities	466	5	—	471	684	14	—	698
Total available-for-sale debt securities(a)	$2,164	$5	$—	$2,169	$1,704	$14	$—	$1,718
(a)    All marketable debt securities mature within two years as of September 30, 2021 and December 31, 2020.

The following summarizes the carrying amount of equity investments:

Dollars in Millions	September 30, 2021	December 31, 2020
Equity investments with readily determinable fair values	$3,878	$3,452
Equity investments without readily determinable fair values	399	694
Equity method investments	621	549
Total equity investments	$4,898	$4,695

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Net loss/(gain) recognized on equity investments with readily determinable fair values	$22	$(170)	$(93)	$(577)
Net loss/(gain) recognized on equity investments with readily determinable fair value sold	3	—	(91)	—
Net unrealized loss/(gain) recognized on equity investments with readily determinable fair value still held	19	(170)	(2)	(577)

Upward adjustments on equity investments without readily determinable fair value	(447)	(46)	(908)	(319)
Impairments and downward adjustments on equity investments without readily determinable fair value	—	2	1	204

Cumulative upward adjustments on equity investments without readily determinable fair value			(207)
Cumulative impairments and downward adjustments on equity investments without readily determinable fair value			80

Equity in net (income)/loss of affiliates	(40)	(30)	(214)	(30)

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $3.0 billion and Japanese yen of $1.0 billion at September 30, 2021.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at September 30, 2021 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $600 million at September 30, 2021 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Accumulated other comprehensive loss with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.08% as of September 30, 2021) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following table summarizes the fair value of outstanding derivatives:

	September 30, 2021				December 31, 2020
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$14	$—	$—	$255	$24	$—	$—
Cross-currency interest rate swap contracts	600	16	—	—	—	—	400	(10)
Foreign currency forward contracts	4,643	149	229	(6)	231	1	5,813	(259)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	704	14	526	(6)	1,104	17	336	(1)
Other	—	19	—	—	—	27	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(22)
Cross-currency interest rate swap contracts	—	(2)	—	(8)
Foreign currency forward contracts	19	2	145	(14)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(21)
Cross-currency interest rate swap contracts	—	(3)	—	(8)
Foreign currency forward contracts	(5)	14	(63)	(41)
Foreign currency zero-cost collar contracts	—	—	—	1

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$93	$(128)	$314	$(65)
Reclassified to Cost of products sold	37	(17)	126	(69)

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive Income/(Loss)	—	(11)	26	(1)

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive Income/(Loss)	20	(39)	45	(51)
(a)    The majority is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	September 30, 2021	December 31, 2020
Non-U.S. short-term borrowings	$81	$176
Current portion of long-term debt	4,769	2,000
Other	215	164
Total	$5,065	$2,340

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	September 30, 2021	December 31, 2020
Principal Value	$43,141	$48,711

Adjustments to Principal Value:
Fair value of interest rate swap contracts	14	24
Unamortized basis adjustment from swap terminations	124	149
Unamortized bond discounts and issuance costs	(270)	(303)
Unamortized purchase price adjustments of Celgene debt	1,437	1,755
Total	$44,446	$50,336

Current portion of long-term debt	$4,769	$2,000
Long-term debt	39,677	48,336
Total	$44,446	$50,336

The fair value of long-term debt was $49.8 billion at September 30, 2021 and $58.5 billion at December 31, 2020 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

In the first quarter of 2021, BMS purchased aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

During the nine months ended September 30, 2021, the $500 million 2.875% Notes, $1.0 billion 2.550% Notes and $500 million 2.250% Notes matured and were repaid.

Interest payments were $1.2 billion and $1.3 billion for the nine months ended September 30, 2021 and 2020, respectively, net of amounts related to interest rate swap contracts.

As of September 30, 2021, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2022, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively. The facilities provide for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’s commercial paper borrowings and are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under any revolving credit facility at September 30, 2021 or December 31, 2020.

Note 10. RECEIVABLES

Dollars in Millions	September 30, 2021	December 31, 2020
Trade receivables	$8,519	$7,882
Less charge-backs and cash discounts	(616)	(645)
Less allowance for expected credit loss	(25)	(18)
Net trade receivables	7,878	7,219
Alliance, royalties, VAT and other	1,367	1,282
Receivables	$9,245	$8,501

Non-U.S. receivables sold on a nonrecourse basis were $1.1 billion and $788 million for the nine months ended September 30, 2021 and 2020, respectively. Receivables from the three largest customers in the U.S. represented approximately 56% of total trade receivables at both September 30, 2021 and December 31, 2020.

Note 11. INVENTORIES

Dollars in Millions	September 30, 2021	December 31, 2020
Finished goods	$849	$932
Work in process	1,782	2,015
Raw and packaging materials	306	207
Total inventories	$2,937	$3,154

Inventories	$2,163	$2,074
Other non-current assets	774	1,080

Total inventories include fair value adjustments resulting from the Celgene acquisition of $508 million at September 30, 2021 and $774 million at December 31, 2020. Other non-current assets include inventory expected to remain on hand beyond 12 months in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2021	December 31, 2020
Land	$169	$189
Buildings	5,744	5,732
Machinery, equipment and fixtures	3,230	3,063
Construction in progress	695	487
Gross property, plant and equipment	9,838	9,471
Less accumulated depreciation	(3,970)	(3,585)
Property, plant and equipment	$5,868	$5,886

Depreciation expense was $144 million and $422 million for the three and nine months ended September 30, 2021 and $136 million and $451 million for the three and nine months ended September 30, 2020, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	September 30, 2021	December 31, 2020
Goodwill		$20,519	$20,547

Other intangible assets:
Licenses	5 – 15 years	327	328
Acquired marketed product rights	3 – 15 years	60,720	59,076
Capitalized software	3 – 10 years	1,452	1,325
IPRD		3,750	6,130
Gross other intangible assets		66,249	66,859
Less accumulated amortization		(21,319)	(13,616)
Other intangible assets		$44,930	$53,243

In the nine months ended September 30, 2021, $1.5 billion of IPRD was reclassified to acquired marketed product rights upon approval of Breyanzi and Abecma in the U.S. Amortization expense of other intangible assets was $2.6 billion and $7.7 billion for the three and nine months ended September 30, 2021 and $2.5 billion and $7.3 billion for the three and nine months ended September 30, 2020, respectively.

In the third quarter of 2021, a $610 million IPRD impairment charge for an investigational compound was recorded in Research and development expense primarily resulting from changes in clinical timelines, expected launch dates and competitive landscape. The compound is being studied as a potential treatment for hematologic diseases and was acquired in the acquisition of Celgene. The charge represented a partial write-down of its carrying value based on the estimated fair value determined using discounted cash flow projections.

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

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	September 30, 2021	December 31, 2020
Income taxes	$2,493	$1,799
Research and development	510	492
Equity investments	160	619
Restricted cash	140	89
Other	1,069	787
Other current assets	$4,372	$3,786

Dollars in Millions	September 30, 2021	December 31, 2020
Equity investments	$4,738	$4,076
Inventories	774	1,080
Operating leases	967	859
Pension and postretirement	258	208
Restricted cash(a)	199	338
Other	467	458
Other non-current assets	$7,403	$7,019
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Restricted cash of $339 million at September 30, 2021 and $425 million at September 30, 2020 was included in cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Dollars in Millions	September 30, 2021	December 31, 2020
Rebates and returns	$6,523	$5,688
Income taxes	751	647
Employee compensation and benefits	1,138	1,412
Research and development	1,370	1,423
Dividends	1,109	1,129
Interest	365	434
Royalties	402	461
Operating leases	173	164
Contingent value rights	—	515
Other	1,869	2,154
Other current liabilities	$13,700	$14,027

Dollars in Millions	September 30, 2021	December 31, 2020
Income taxes payable	$4,768	$5,017
Pension and postretirement	821	899
Operating leases	929	833
Deferred income	340	357
Deferred compensation	409	344
Other	249	326
Other non-current liabilities	$7,516	$7,776

Note 15. EQUITY

The following table summarizes changes in equity for the nine months ended September 30, 2021:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net Earnings	—	—	—	—	2,021	—	—	8
Other Comprehensive Income	—	—	—	295	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,098)	—	—	—
Share repurchase program	—	—	—	—	—	28	(1,768)	—
Stock compensation	—	—	(473)	—	—	(15)	806	—
Balance at March 31, 2021	2,923	$292	$43,852	$(1,544)	$22,204	692	$(27,199)	$68
Net Earnings	—	—	—	—	1,055	—	—	6
Other Comprehensive Income	—	—	—	26	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,091)	—	—	—
Stock repurchase program	—	—	—	—	—	19	(1,235)	—
Stock compensation	—	—	212	—	—	(10)	236	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2021	2,923	292	44,064	(1,518)	22,168	701	(28,198)	66
Net Earnings	—	—	—	—	1,546	—	—	5
Other Comprehensive Income	—	—	—	94	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,089)	—	—	—
Stock repurchase program	—	—	—	—	—	7	(487)	—
Stock compensation	—	—	228	—	—	(5)	113	—
Distributions	—	—	—	—	—	—	—	—
Balance at September 30, 2021	2,923	$292	$44,292	$(1,424)	$22,625	703	$(28,572)	$71
(a)    Cash dividends declared per common share were $0.49 for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021.

The following table summarizes changes in equity for the nine months ended September 30, 2020:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2019	2,923	$292	$43,709	$(1,520)	$34,474	672	$(25,357)	$100
Net Loss	—	—	—	—	(775)	—	—	9
Other Comprehensive Loss	—	—	—	(29)	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,028)	—	—	—
Share repurchase program	—	—	—	—	—	1	(81)	—
Stock compensation	—	—	(455)	—	—	(13)	681	—
Distributions	—	—	—	—	—	—	—	(43)
Balance at March 31, 2020	2,923	$292	$43,254	$(1,549)	$32,671	660	$(24,757)	$66
Net Loss	—	—	—	—	(85)	—	—	5
Other Comprehensive Loss	—	—	—	(7)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(1,021)	—	—	—
Stock repurchase program	—	—	1,400	—	—	16	(1,400)	—
Stock compensation	—	—	(210)	—	—	(7)	506	—
Distributions	—	—	—	—	—	—	—	(5)
Balance at June 30, 2020	2,923	292	44,444	(1,556)	31,565	669	(25,651)	66
Net Earnings	—	—	—	—	1,872	—	—	6
Other Comprehensive Loss	—	—	—	(143)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(1,023)	—	—	—
Stock compensation	—	—	(9)	—	—	(6)	367	—
Balance at September 30, 2020	2,923	$292	$44,435	$(1,699)	$32,414	663	$(25,284)	$72
(a)    Cash dividends declared per common share were $0.45 for the three months ended March 31, 2020, June 30, 2021 and September 30, 2020.

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

The outstanding share repurchase authority authorization under the program was $4.4 billion as of December 31, 2020. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for BMS’s common stock. BMS repurchased approximately 54 million shares of its common stock for $3.5 billion during the nine months ended September 30, 2021. The remaining share repurchase capacity under the share repurchase program was approximately $2.9 billion as of September 30, 2021.

BMS repurchased 1.4 million shares of its common stock for $81 million in the nine months ended September 30, 2020.

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

The components of Other Comprehensive Income/(Loss) were as follows:

	2021			2020
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$93	$(13)	$80	$(128)	$10	$(118)
Reclassified to net earnings(a)	37	(4)	33	(17)	3	(14)
Derivatives qualifying as cash flow hedges	130	(17)	113	(145)	13	(132)

Pension and postretirement benefits:
Actuarial losses	(4)	1	(3)	(16)	3	(13)
Amortization(b)	10	(2)	8	9	(2)	7
Settlements(b)	2	—	2	3	(1)	2
Pension and postretirement benefits	8	(1)	7	(4)	—	(4)

Available-for-sale debt securities:
Unrealized (losses)/gains	(3)	—	(3)	(4)	2	(2)

Foreign currency translation	(18)	(5)	(23)	(16)	11	(5)

Other Comprehensive Income/(Loss)	$117	$(23)	$94	$(169)	$26	$(143)

	2021			2020
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$314	$(27)	$287	$(65)	$4	$(61)
Reclassified to net earnings(a)	126	(14)	112	(69)	9	(60)
Derivatives qualifying as cash flow hedges	440	(41)	399	(134)	13	(121)

Pension and postretirement benefits:
Actuarial losses	18	(2)	16	(28)	6	(22)
Amortization(b)	29	(7)	22	27	(5)	22
Settlements(b)	8	(1)	7	7	(2)	5
Pension and postretirement benefits	55	(10)	45	6	(1)	5

Available-for-sale debt securities:
Unrealized (losses)/gains	(9)	2	(7)	10	(2)	8
Realized losses	—	—	—	(1)	—	(1)
Available-for-sale debt securities:	(9)	2	(7)	9	(2)	7

Foreign currency translation	(6)	(16)	(22)	(81)	11	(70)

Other Comprehensive Income/(Loss)	$480	$(65)	$415	$(200)	$21	$(179)
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

Dollars in Millions	September 30, 2021	December 31, 2020
Derivatives qualifying as cash flow hedges	$162	$(237)
Pension and postretirement benefits	(929)	(974)
Available-for-sale debt securities	4	11
Foreign currency translation	(661)	(639)
Accumulated other comprehensive loss	$(1,424)	$(1,839)

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Cost of products sold	$14	$9	$44	$28
Marketing, selling and administrative	59	81	184	255
Research and development	66	78	210	261
Other (income)/expense, net	3	17	12	64
Total stock-based compensation expense	$142	$185	$450	$608

Income tax benefit(a)	$29	$38	$93	$124
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $7 million and $36 million for the three and nine months ended September 30, 2021 and $1 million and $29 million for the three and nine months ended September 30, 2020, respectively.

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2021 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	8.4	$56.72
Market share units	1.0	58.04
Performance share units	1.5	59.04

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$13	$793	$60	$103
Expected weighted-average period in years of compensation cost to be recognized	0.8	2.7	3.0	1.8

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

INTELLECTUAL PROPERTY

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the District Court issued an opinion ruling that the two scientists should be added as inventors to the patents, which was affirmed on appeal. In May 2021, the U.S. Supreme Court declined to consider the case. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the District Court’s decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss the complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber’s claims for damages before May 17, 2019—the date of the District Court’s ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. Discovery is proceeding.

CAR T
In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the ’190 Patent to be invalid. Juno and SKI plan to appeal the Federal Circuit panel’s decision.

Eliquis - Europe
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

There are similar lawsuits filed in France, Italy, the Netherlands, the Republic of Ireland, and Sweden seeking revocation of a composition of matter patent relating to Eliquis.

Additional infringement and invalidity actions involving Eliquis patents may be filed in various countries in Europe in the coming months.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected LOE. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected LOE for Eliquis. A trial with the remaining aNDA filers took place in late 2019. In August 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid. In September 2021, the Federal Circuit affirmed the lower court decision.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($326 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision and an appeal hearing concluded in February 2021.

Pomalyst - Canada
Celgene received a Notice of Allegation in January 2020 from Natco Pharma (Canada) Inc. (“Natco Canada”) notifying Celgene that it had filed an Abbreviated New Drug Submission (“aNDS”) with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. Natco Canada is seeking to market a generic version of Pomalyst in Canada. In response, Celgene initiated a patent infringement action in the Federal Court of Canada. Natco Canada alleges that the asserted patents are invalid and/or not infringed. In September 2021, Celgene and Natco Canada entered into a confidential settlement agreement and the case was discontinued.

Celgene received a second Notice of Allegation in November 2020 from Natco Canada notifying Celgene that it had filed a second aNDS with Canada’s Minister of Health with respect to certain of Celgene’s Canadian patents. In response, Celgene initiated a patent infringement action in the Federal Court of Canada. Natco Canada alleges that the asserted patents are invalid and/or not infringed. In September 2021, Celgene and Natco Canada entered into a confidential settlement agreement and the case was discontinued.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of, among others that settled in previous reporting periods, Hetero Labs Limited, Hetero Labs Limited Unit-V, Hetero Drugs Limited, Hetero USA, Inc. (collectively, “Hetero”) and Mylan Pharmaceuticals Inc. notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Pomalyst in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents and the companies filed answers, counterclaims and declaratory judgment actions alleging that the asserted patents are invalid, unenforceable, and not infringed. These litigations were subsequently consolidated.

In February and March 2019, Celgene filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against the companies asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide, and the companies filed answers and/or counterclaims alleging that each of these patents is invalid and/or not infringed. These actions were consolidated with the earlier-filed actions against the companies. In March 2020, Celgene subsequently filed additional patent infringement actions in the U.S. District Court for the District of New Jersey against each of the companies asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide. The companies each filed responsive pleadings alleging that the patent is invalid and not infringed. The Court consolidated these additional litigations with the previously-consolidated litigations.

In September 2020, the Court granted Mylan Pharmaceuticals Inc.’s motion to dismiss, and Celgene appealed that decision. The Federal Circuit held an oral hearing on Celgene’s appeal on September 2, 2021.

In August 2021, Celgene entered into a confidential settlement agreement with Hetero, settling all outstanding claims in the litigation with Hetero.

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

Revlimid - U.S.
Celgene has received Notice Letters on behalf of, among others that settled in previous reporting periods, Hetero; Lupin Limited (“Lupin”); Hikma Pharmaceuticals USA, Inc. (“Hikma”); Biocon Pharma Limited, Biocon Limited, and Biocon Pharma, Inc. (“Biocon”); and Torrent Pharmaceuticals Limited and Torrent Pharma Inc. (“Torrent”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents as well as other litigations asserting other non-FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. No trial date has been scheduled in any of these actions. In August and September 2021, Celgene entered into confidential settlement agreements with Torrent, Biocon and Hetero, settling all outstanding claims in the litigations with Torrent, Biocon and Hetero.

Sprycel - U.S.
In August 2021, BMS received a Notice Letter from Alembic Pharmaceuticals, Ltd notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed a patent infringement action in the U.S. District Court for the District of New Jersey.

Zeposia - U.S.
On October 15, 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC (“Actelion”), filed a complaint for patent infringement in the United States District Court for the District of New Jersey against the Company for alleged infringement of U.S. Patent No. 10,251,867 (the “’867 Patent”). The Complaint alleges that the sale of Zeposia infringes certain claims of the ’867 Patent and Actelion is seeking damages and injunctive relief.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter occurred in 2020. In February 2021, the Court issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS disagree with the decision and are appealing it. BMS remains confident in the merits of its case and its likelihood of success on appeal and BMS does not believe establishing a reserve is warranted for this matter. A trial in the New Mexico matter has been set for the court’s April 2022 trial docket.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., less than 10 cases remain pending on behalf of plaintiffs, who either chose not to participate in the settlement program or filed their claims after the settlement cut-off date. There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario). Both class actions have now been certified and will proceed separately, subject to a potential further appeal of the Ontario class certification decision.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. This litigation involved approximately 590 separate lawsuits pending on behalf of approximately 2,250 active plaintiffs (including pending settlements), which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The orders will result in the dismissal of all claims alleging an injury of pancreatic cancer in the MDL and JCCP. Plaintiffs initially appealed the MDL order, but subsequently filed a motion to dismiss their appeal as to Amylin and Lilly. That motion to dismiss was granted on October 5, 2021 making the MDL decision final as to Amylin and Lilly. Plaintiffs may seek appeals in the JCCP. As of September 30, 2021, Plaintiffs’ counsel have submitted dismissals with prejudice in exchange for a waiver of costs on behalf of approximately 1,086 plaintiffs (which includes injury plaintiffs and spouse/ beneficiary plaintiffs) in the MDL and JCCP alleging claims against Amylin and Lilly. Additional dismissals are anticipated. BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of June 2021, claims are pending in state and federal court on behalf of approximately 270 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco (“JCCP”). In August 2021, the MDL and JCCP courts jointly heard evidence regarding the parties’ motions to exclude general causation experts, and on September 24, 2021, the JCCP court granted defendants’ motion to exclude plaintiffs’ only general causation expert and largely denied plaintiffs’ motions to exclude defendants’ general causation experts. The parties await a ruling on the motions from the MDL court. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California has been voluntarily dismissed. The remaining complaint alleges violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. In September 2020, the Court granted BMS’s motion to dismiss the amended complaint with prejudice. The plaintiffs appealed the Court’s decision in October 2020. In October 2021, oral argument on the appeal was held in the U.S. Court of Appeals for the Second Circuit.

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

The California Public Employees’ Retirement System in April 2021, DFA Investment Dimensions Group Inc., on behalf of certain of its funds, and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021, and GIC Private Limited in September 2021, filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions.

Contingent Value Rights Litigation
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement (“CVR Agreement”) entered into in connection with the closing of BMS’s acquisition of Celgene Corporation in November 2019. The successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use “diligent efforts” to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the successor trustee. The successor trustee seeks damages in an amount to be determined at trial and other relief, including interest and attorneys’ fees. BMS disputes the successor trustee’s allegations and filed a Motion to Dismiss on July 23, 2021. All discovery is stayed until there is a decision on the Motion to Dismiss.

On October 6, 2021, alleged Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the joint proxy statement dated February 22, 2019, seeking stockholder approval for the proposed merger transaction between Celgene and BMS, was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel by a contractual milestone date, which was one of the conditions for payment to holders of Contingent Value Rights that would be issued by BMS in connection with the Celgene transaction. The complaint asserts claims against BMS and the members of its board of directors at the time of the joint proxy statement.

Nimbus
In August 2021, a complaint was filed by Nimbus Therapeutics, LLC and Nimbus Lakshmi, Inc. (collectively, “Nimbus”) in the U.S. District Court for the Southern District of New York against Celgene and BMS. The complaint relates to a warrant agreement for a tyrosine kinase 2 (“Tyk2”) product between Celgene and Nimbus Lakshmi, Inc. Nimbus’s complaint alleges breach of contract and violations of federal antitrust laws stemming from BMS’s acquisition of Celgene in 2019 as well as actions taken by Celgene to exercise or assign its rights under the agreement. In addition to damages, Nimbus seeks a declaratory judgment. On the same day it filed this complaint, Nimbus also sent Celgene and BMS a letter purporting to terminate the relevant warrant agreement under the same theories set forth in its complaint. BMS disputes Nimbus’s allegations and the validity of its attempts to terminate the warrant agreement. In September 2021, Celgene and BMS filed counterclaims against Nimbus, alleging breach of contract and tortious interference claims based on Nimbus’s efforts to prevent Celgene from acting on its rights under the warrant agreement and similarly seeking damages and a declaratory judgment. On October 14, 2021, the Court granted Celgene and BMS’s motion to preliminarily enjoin Nimbus from selling, transferring, encumbering, or otherwise disposing of, in part or in whole, the Tyk2 product until there is a final judgment on the merits. This case is scheduled to be ready for trial on February 17, 2022.

OTHER LITIGATION

Average Manufacturer Price Litigation
BMS is a defendant in a qui tam (whistleblower) lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, in which the U.S. Government declined to intervene. The complaint alleges that BMS inaccurately reported its average manufacturer prices to the Centers for Medicare and Medicaid Services to lower what it owed. Similar claims have been filed against other companies. In January 2020, BMS reached an agreement in principle to resolve this matter subject to the negotiation of a definitive settlement agreement and other contingencies. In March 2021, BMS finalized an agreement with the U.S. government and qui tam relator to resolve the claims asserted in the lawsuit. BMS has paid $75 million plus interest to the federal and state governments. On July 30, 2021, the Company finalized individual settlement agreements with all 50 states and the District of Columbia, resolving related state law claims. On September 27, 2021 and consistent with the terms of the settlement agreements, the case against the Company was dismissed.

HIV Medication Antitrust Lawsuits
BMS and two other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. The currently pending actions, asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. In September and October 2020, two purported class actions have also been filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the Court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. On September 22, 2021, two additional non-class action direct purchaser complaints were filed by a number of retail pharmacy and grocery store chains against BMS and two other manufacturers of HIV medications. These complaints make allegations similar to those raised in the other federal court cases and the New Mexico state court case described below. No trial date has been scheduled for the case filed by the retail pharmacies and grocery store chains. On October 13, 2021, BMS entered into a settlement agreement with the putative class of indirect purchasers. And on October 20, 2021, BMS reached an agreement in principle to settle claims filed by the putative class of direct purchasers. Both settlements are subject to court approval.

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

Thalomid and Revlimid Litigations
Beginning in November 2014, certain putative class action lawsuits were filed against Celgene in the U.S. District Court for the District of New Jersey alleging that Celgene violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract for the alleged purpose of preventing a generic manufacturer from securing its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of Thalomid and Revlimid brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for aNDAs to be submitted to the FDA for approval to market generic versions of these products, (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of Thalomid and Revlimid, and/or (d) allegedly entering into settlements of patent infringement lawsuits with certain generic manufacturers that allegedly have had anticompetitive effects. The plaintiffs, on behalf of themselves and putative classes of third-party payers, sought injunctive relief and damages. The various lawsuits were consolidated into a master action for all purposes. In March 2020, Celgene reached a settlement with the class plaintiffs. In October 2020, the Court entered a final order approving the settlement and dismissed the matter. That settlement did not resolve the claims of certain entities that opted out of the settlement.

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

In May 2021, Molina sued Celgene and BMS in San Francisco Superior Court. Molina’s complaint makes largely the same claims and allegations as were made in the class action litigation. In July 2021, Celgene and BMS removed the action to the U.S. District Court for the Northern District of California; motions to transfer to the District of New Jersey, to dismiss for lack of personal jurisdiction and to remand to the state court are currently pending. No trial date has been scheduled.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and foreign laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $79 million at September 30, 2021, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

In 2021, we received 19 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including advancement in hematology malignancies through regulatory approvals of Breyanzi and Abecma, the first approvals of our cell therapy portfolio. In support of our continued investment in our cell therapy portfolio, we are expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts and Leiden, Netherlands. We continue to see momentum in our oncology portfolio with the approvals for both Opdivo and Opdivo+Yervoy in various indications. We continue to expand our portfolio in immunology with the FDA approval of Zeposia for the treatment of adults with moderately to severely active UC and have an important opportunity for deucravacitinib, our TYK2 inhibitor, for the treatment of psoriasis and other diseases. We bolstered our leading cardiovascular franchise by adding mavacamten with the acquisition of MyoKardia in 2020. In March 2021, the FDA accepted the NDA for mavacamten for patients with symptomatic obstructive HCM with an assigned PDUFA goal date of January 28, 2022.

Our revenues increased by 9% for the nine months ended September 30, 2021 due to Eliquis, Revlimid, our IO and new product portfolios(1) and foreign exchange, partially offset by lower demand for Established Brands. The $1.61 change in GAAP EPS primarily resulted from specified items including, lower unwinding of inventory fair value adjustments and tax charges and higher equity investment fair value adjustments, partially offset by higher licensing, acquisition and impairment charges. After adjusting for specified items, non-GAAP EPS increased $0.69 as a result of higher revenues, partially offset by higher costs and expenses to support product launches and the broader portfolio.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2021	2020	2021	2020
Total Revenues	$11,624	$10,540	$34,400	$31,450

Diluted Earnings Per Share
GAAP	$0.69	$0.82	$2.05	$0.44
Non-GAAP	2.00	1.63	5.67	4.98

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

(1)	New product portfolio includes Reblozyl, Inrebic, Onureg, Zeposia, Breyanzi and Abecma.

Economic and Market Factors

COVID-19

In December 2019, COVID-19 emerged and subsequently expanded to a pandemic, resulting in international, federal, state and local public health and governmental authorities taking a number of actions to limit the spread of COVID-19 and address material disruptions in the U.S. and global economy. We have and continue to experience impacts on revenues from COVID-19 primarily due to lower new patient starts and patient visits, however, the pandemic has not significantly impacted our results of operations. It remains difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The future financial and operational impact of the COVID-19 pandemic on BMS will depend on developments such as the ultimate duration and recovery from the pandemic, government actions, impact on the U.S. and global economies, customer behavior changes and timing for resumption to our normal operations, among others. See the Company’s risk factor relating to the COVID-19 pandemic included under “Part I—Item 1A. Risk Factors—COVID-19 Pandemic Risks—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us” in our 2020 Form 10-K.

As the COVID-19 pandemic affected global healthcare systems as well as major economic and financial markets, we adopted several procedures focused on ensuring the continued supply of our medicines to our patients and protecting the health, wellbeing and safety of our workforce:

Workplace and Community

•We are maintaining our steadfast commitment to protecting our workforce, communities and patients, and ensuring the continued supply of life-saving medicines.
•As a science-based company, we have a social responsibility to help reduce the spread of the virus. We are encouraged that approximately 94% of our employees in the U.S. and Puerto Rico are vaccinated against COVID-19, and as of November 1, 2021, vaccinations will be required for the majority of our colleagues in these regions. Although local regulations and conditions in other ex-U.S. jurisdictions may limit or restrict vaccine mandates, we are committed to implementing similar requirements in other markets wherever possible. Medical or religious accommodations are being considered on an individual basis.
•As we return workers to the office, we will continue to assess the need to require weekly asymptomatic testing, mask wearing, and physical distancing of all colleagues onsite at our facilities in the U.S. and Puerto Rico. We also keep our workforce safe by conducting regular deep cleaning of our sites.
•Our manufacturing sites have remained open throughout the pandemic supported by on site personnel. We have taken a thoughtful and phased approach to bringing the rest of our workforce back to our 250 plus sites around the world, guided by the following principles:
◦Serving the needs of our patients and customers
◦Prioritizing health and safety
◦Following medical advice and government direction
◦Leading with compassion and flexibility
◦Modeling key learnings
•No single approach fits for every site or market – our timelines and circumstances have varied across the globe. We are monitoring local conditions and government direction closely and adjusting our plans as appropriate.

Supply of Our Medicines and Support to Patients, Physicians and Advocacy Groups

•An important element of keeping our promise to patients, their families and our healthcare providers is to ensure that our supply chain is robust and carefully managed. Our clinical and commercial supply chain teams have proactively used mitigation plans to ensure our products reach our markets, clinical sites and patients over the past months. Thanks to these efforts, we have not seen any disruption in our clinical or commercial supply chain due to the pandemic.
•We recognize this remains a challenging time for everyone, and we know patients may be facing additional hardships. We expanded our existing patient support programs to help eligible unemployed patients in the U.S. who have lost their health insurance due to the COVID-19 pandemic. The expanded program offers access to Bristol Myers Squibb medicines for free, including some of the company’s most widely prescribed products, as well as those prescribed via telehealth services.
•All of our U.S. and Puerto Rico personnel are required to be vaccinated to interact with customers, vendors and people at our clinical trial sites. We are also continuing to employ remote interactions as appropriate to ensure continued support for healthcare professionals, patient care, and access to our medicines across our global markets.

Our Clinical Trials and Research

•We are working with health authorities and investigators to protect our trial participants and personnel at BMS and our clinical trial sites, while ensuring regulatory compliance and the integrity of our science.
•We have provided clinical trial investigators with overarching principles and guidance regarding the conduct of BMS clinical trials worldwide in light of COVID-19, and are taking into account guidance from health authorities, where applicable.

Governmental Actions

Additional regulations in the U.S. and internationally may occur in the future, including healthcare reform initiatives, further changes to tax laws and pricing laws and potential importation restrictions, that may reduce our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, Congress is currently considering a number of different proposals that would potentially: (i) allow the government to set prices for prescription drugs, including benchmarking those prices to prices paid in other countries, (ii) penalize manufacturers for price increases beyond inflationary measures, (iii) redesign the Part D benefit with new out of pocket limits for patients and new mandated discounts for manufacturers, (iv) increase the U.S. corporate tax rate, and (v) increase the U.S. taxation of our international business operations. The outcome of these Congressional actions remains highly uncertain. In addition, the Organization for Economic Co-operation and Development recently reached agreement on a global minimum tax pursuant to which countries are expected to implement changes to their tax laws and updates to international tax treaties. See risk factor on the Company’s risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” and “—Changes to tax regulations could negatively impact our earnings” in our 2020 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2021:

Product	Date	Approval

Opdivo	October 2021
EC approval of Opdivo in combination with fluoropyrimidine- and platinum-based combination chemotherapy for the first-line treatment of adult patients with HER2-negative advanced or metastatic gastric, gastroesophageal junction, or esophageal adenocarcinoma whose tumors express PD-L1 with a combined positive score ≥ 5.

Opdivo	September 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for the treatment of pediatric patients with recurrent or refractory classical Hodgkin lymphoma.

Opdivo	August 2021	Japan’s Ministry of Health, Labour and Welfare approval of the combination therapy Opdivo and Cabometyx* for the treatment of unresectable or metastatic RCC.

Opdivo	August 2021
FDA approval of Opdivo for the adjuvant treatment of patients with urothelial carcinoma who are at high risk of recurrence after undergoing radical resection, regardless of prior neoadjuvant chemotherapy, nodal involvement or PD-L1 status.

Abecma	August 2021
EC approval for Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma, who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody and have demonstrated disease progression on the last therapy.

Opdivo	July 2021
EC approval of Opdivo for the adjuvant treatment of adult patients with esophageal or gastroesophageal junction cancer who have residual pathologic disease following prior neoadjuvant chemoradiotherapy.

Opdivo+Yervoy	June 2021
EC approval of Opdivo plus Yervoy for the treatment of adult patients with mismatch repair deficient or microsatellite instability-high metastatic CRC after prior fluoropyrimidine-based combination chemotherapy.

Onureg	June 2021
EC approval of Onureg as a maintenance therapy in adult patients with AML who achieved complete remission or complete remission with incomplete blood count recovery following induction therapy with or without consolidation treatment and who are not candidates for, including those who choose not to proceed to, hematopoietic stem cell transplantation.

Opdivo+Yervoy	June 2021	EC approval of Opdivo plus Yervoy for the first-line treatment of adults with unresectable malignant pleural mesothelioma.

Zeposia	May 2021	FDA approval of Zeposia for the treatment of adults with moderately to severely active UC.

Opdivo	May 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo and Yervoy in combination therapy for the first-line treatment of unresectable advanced or recurrent malignant pleural mesothelioma.

Opdivo	May 2021
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
FDA approval of Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

Breyanzi	March 2021	Japan’s Ministry of Health, Labour and Welfare approval of Breyanzi for the treatment of patients with relapsed or refractory large B-cell lymphoma and relapsed or refractory follicular lymphoma.

Inrebic	February 2021
EC approval of Inrebic for the treatment of disease-related splenomegaly or symptoms in adult patients with primary myelofibrosis, post-polycythaemia vera myelofibrosis or post-essential thrombocythaemia myelofibrosis, who are Janus Associated Kinase inhibitor naïve or have been treated with ruxolitinib.

Breyanzi	February 2021	FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy.

Opdivo	January 2021	FDA approval of Opdivo in combination with Cabometyx* for the first-line treatment of patients with advanced RCC.

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

Agenus - We obtained a global exclusive license to Agenus’ proprietary bispecific antibody program, AGEN1777, that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and a Phase I clinical trial was initiated in October 2021.

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

Rockefeller University - We obtained a global exclusive license to develop, manufacture and commercialize Rockefeller’s novel monoclonal antibody duo treatment that neutralizes the SARS-CoV-2 virus for treatment and potentially for prevention of COVID-19. Phase I clinical trials to assess dosing for IV and subcutaneous formulations and to assess safety have been completed by Rockefeller. In May 2021, enrollment initiated in the Phase II study within the NIH ACTIV-2 protocol at a network of sites within the U.S. Phase II enrollment was completed in August 2021 and topline data is expected in the fourth quarter 2021.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2021	2020	% Change	Foreign Exchange(b)	2021	2020	% Change	Foreign Exchange(b)
United States	$7,296	$6,542	12%	—	$21,694	$19,795	10%	—
Europe	2,661	2,453	8%	2%	7,903	7,156	10%	6%
Rest of the World	1,391	1,361	2%	1%	4,172	4,030	4%	2%
Other(a)	276	184	50%	N/A	631	469	35%	N/A
Total	$11,624	$10,540	10%	—	$34,400	$31,450	9%	1%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the third quarter 2021 and year-to-date increased due to Revlimid, our new product portfolio, Eliquis and our IO portfolio. Average U.S. net selling prices increased 1% year-to-date compared to the same period a year ago.

Europe

•Europe revenues for the third quarter 2021 and year-to-date increased due to Eliquis, our IO product portfolio and Revlimid and foreign exchange, partially offset by lower demand for Established Brands. Average net selling prices decreased year-to-date compared to the same period a year ago.

Rest of the World

•Rest of the World revenues for the third quarter 2021 and year-to-date increased due to our IO portfolio, Pomalyst/Imnovid and foreign exchange, partially offset by lower revenues for Abraxane, due to manufacturing delays, and Established Brands. Average net selling prices decreased year-to-date compared to the same period a year ago.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2021 or 2020. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Gross product sales	$17,335	$15,211	14%	$49,676	$43,685	14%
GTN adjustments
Charge-backs and cash discounts	(1,908)	(1,440)	33%	(5,214)	(4,072)	28%
Medicaid and Medicare rebates	(2,625)	(2,146)	22%	(6,482)	(5,126)	26%
Other rebates, returns, discounts and adjustments	(1,559)	(1,428)	9%	(4,534)	(3,932)	15%
Total GTN adjustments	(6,092)	(5,014)	21%	(16,230)	(13,130)	24%
Net product sales	$11,243	$10,197	10%	$33,446	$30,555	9%

GTN adjustments percentage	35%	33%	2%	32%	30%	2%
U.S.	42%	39%	3%	39%	36%	3%
Non-U.S.	17%	18%	(1)%	17%	16%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $282 million and $91 million for the nine months ended September 30, 2021 and 2020, respectively. The reductions to provisions in 2021 was primarily related to Eliquis coverage gap discounts. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Prioritized Brands
Revlimid	$3,347	$3,027	11%	$9,493	$8,826	8%
U.S.	2,303	2,080	11%	6,425	6,094	5%
Non-U.S.	1,044	947	10%	3,068	2,732	12%

Eliquis	2,413	2,095	15%	8,091	6,899	17%
U.S.	1,315	1,118	18%	4,960	4,258	16%
Non-U.S.	1,098	977	12%	3,131	2,641	19%

Opdivo	1,905	1,780	7%	5,535	5,199	6%
U.S.	1,062	1,018	4%	3,082	2,982	3%
Non-U.S.	843	762	11%	2,453	2,217	11%

Orencia	870	826	5%	2,442	2,290	7%
U.S.	644	588	10%	1,773	1,642	8%
Non-U.S.	226	238	(5)%	669	648	3%

Pomalyst/Imnovid	851	777	10%	2,478	2,235	11%
U.S.	586	548	7%	1,665	1,559	7%
Non-U.S.	265	229	16%	813	676	20%

Sprycel	551	544	1%	1,562	1,576	(1)%
U.S.	346	336	3%	946	944	—
Non-U.S.	205	208	(1)%	616	632	(3)%

Yervoy	515	446	15%	1,481	1,211	22%
U.S.	313	309	1%	935	820	14%
Non-U.S.	202	137	47%	546	391	40%

Abraxane	266	342	(22)%	876	950	(8)%
U.S.	211	236	(11)%	670	659	2%
Non-U.S.	55	106	(48)%	206	291	(29)%

Empliciti	82	96	(15)%	253	290	(13)%
U.S.	48	59	(19)%	150	177	(15)%
Non-U.S.	34	37	(8)%	103	113	(9)%

Reblozyl	160	96	67%	400	159	**
U.S.	147	92	60%	355	155	**
Non-U.S.	13	4	**	45	4	**

Inrebic	22	13	69%	54	40	35%
U.S.	20	13	54%	50	40	25%
Non-U.S.	2	—	N/A	4	—	N/A

Onureg	21	3	**	48	3	**
U.S.	21	3	**	47	3	**
Non-U.S.	—	—	N/A	1	—	N/A

Zeposia	40	2	**	86	3	**
U.S.	32	2	**	65	3	**
Non-U.S.	8	—	N/A	21	—	N/A

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Prioritized Brands
Breyanzi	30	—	N/A	47	—	N/A
U.S.	29	—	N/A	46	—	N/A
Non-U.S.	1	—	N/A	1	—	N/A

Abecma	71	—	N/A	95	—	N/A
U.S.	67	—	N/A	91	—	N/A
Non-U.S.	4	—	N/A	4	—	N/A

Established Brands
Vidaza	36	106	(66)%	135	390	(65)%
U.S.	1	—	N/A	8	2	**
Non-U.S.	35	106	(67)%	127	388	(67)%

Baraclude	105	100	5%	327	343	(5)%
U.S.	2	3	(33)%	8	9	(11)%
Non-U.S.	103	97	6%	319	334	(4)%

Other Brands	339	287	18%	997	1,036	(4)%
U.S.	149	137	9%	418	448	(7)%
Non-U.S.	190	150	27%	579	588	(2)%

Total Revenues	11,624	10,540	10%	34,400	31,450	9%
U.S.	7,296	6,542	12%	21,694	19,795	10%
Non-U.S.	4,328	3,998	8%	12,706	11,655	9%
** Change in excess of 100%.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues increased 11% in the third quarter 2021 and 5% year-to-date due to higher average net selling prices and higher demand.

•International revenues increased 10% in the third quarter 2021 due to higher demand and foreign exchange of 2%. Excluding foreign exchange impacts, revenues increased by 8%.

International revenues increased 12% year-to-date due to foreign exchange of 5% and higher demand. Excluding foreign exchange impacts, revenues increased 7%.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in 2022. In the EU, licenses have been granted to third parties to market generic lenalidomide products prior to expiry of our patent and supplementary protection certificate rights beginning in 2022. Revenues for Revlimid are expected to decline in the U.S. and International starting in 2022. Refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property” for further information.

Eliquis (apixaban) — an oral Factor Xa inhibitor targeted at stroke prevention in adult patients with NVAF and the prevention and treatment of VTE disorders.

•U.S. revenues increased 18% in the third quarter 2021 and 16% year-to-date due to higher demand. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters which result in lower revenues during the second half of the year.

•International revenues increased 12% in the third quarter 2021 and 19% year-to-date due to higher demand and foreign exchange of 2% and 6%, respectively. Excluding foreign exchange impacts, revenues increased by 10% and 13%, respectively.

•In September 2021, the Bristol Myers Squibb-Pfizer Alliance announced that the Court of Appeals for the Federal Circuit affirmed the U.S. District Court’s August 2020 decision finding the composition of matter patent and formulation patent covering Eliquis valid and infringed. Given the decision, the earliest that generic manufacturers are permitted to launch their apixaban products is April 1, 2028, subject to additional appeals and challenges.

Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers may seek to market generic versions of Eliquis in Europe prior to the expiration of our patents, which may lead to additional, infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property” for further information.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma, MPM and stomach. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

•U.S. revenues increased 4% in the third quarter 2021 and 3% year-to-date due to higher demand across multiple therapies including the Opdivo+Yervoy combinations in NSCLC, Opdivo+Cabometyx* combination in kidney cancer and Opdivo in various gastric and esophageal cancers and higher average net selling prices, partially offset by declining second-line eligibility across tumor indications and increased competition.

•International revenues increased 11% in both the third quarter 2021 and year-to-date due to higher demand and foreign exchange of 1% and 4%, respectively. Excluding foreign exchange impacts, revenues increased by 10% and 7%, respectively.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 10% in the third quarter 2021 and 8% year-to-date due to higher demand.

•International revenues decreased 5% in the third quarter 2021 due to the timing of product distribution to our alliance partner.

International revenues increased 3% year-to-date due to foreign exchange of 3%. Excluding foreign exchange impacts, revenues remained consistent.

•In the U.S. and EU, estimated LOE dates are based on method of use patents that expire in 2021. Formulation and additional patents expire in 2026 and beyond. There are no Orencia biosimilars on the market in the U.S., EU or Japan.

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

•U.S. revenues increased 7% in both the third quarter 2021 and year-to-date due to higher average net selling prices and higher demand.

•International revenues increased 16% in the third quarter 2021 and 20% year-to-date, due to higher demand and foreign exchange of 1% and 4%, respectfully, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 15% and 16%, respectfully.

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

•U.S. revenues increased 3% in the third quarter 2021 due to higher demand, partially offset by lower average net selling prices.
U.S. revenues remained consistent year-to-date due to higher demand, offset by lower average net selling prices.

•International revenues remained consistent in the third quarter 2021

International revenues decreased 3% year-to-date due to lower demand as a result of increased generic competition in certain indications and lower average net selling prices, partially offset by foreign exchange of 3%. Excluding foreign exchange impacts, revenues decreased by 6%.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, and CRC.

•U.S. revenues remained consistent in the third quarter 2021.

U.S. revenues increased 14% year-to-date due to higher demand primarily from the Opdivo+Yervoy combination for NSCLC.

•International revenues increased 47% in the third quarter 2021 and 40% year-to-date due to higher demand and foreign exchange of 2% and 6%, respectively, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 45% and 34%, respectively.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 11% in the third quarter 2021 due to manufacturing delays and lower average net selling prices.

U.S. revenues increased 2% year-to-date due to higher demand, partially offset by lower average net selling prices.

•International revenues decreased 48% in the third quarter 2021 and 29% year-to-date due to manufacturing delays and lower average net selling prices, partially offset by foreign exchange of 1% and 3%, respectively. Excluding foreign exchange impacts, revenues decreased by 49% and 32%, respectively.

•We expect that the manufacturing delays in the U.S. and International will continue into the fourth quarter 2021.

•In the U.S., as part of the settlement with Actavis LLC, Actavis was granted a license to certain patents required to sell a generic paclitaxel protein-bound particles for injectable suspension product beginning in 2022. In the EU, the patent expired in 2019 and generics have entered the market. In Japan, the estimated LOE is based on a method of use patent expiring in 2023. Revenues for Abraxane are expected to decline in the U.S. starting in 2022 and continue to decline in the EU.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an erythropoiesis stimulating agent (“ESA”) in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions. Reblozyl was launched for adult patients with beta thalassemia who require regular red blood cell transfusions in November 2019 and for adult patients with MDS previously treated with ESA in April 2020.

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

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2020 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated:

Abraxane had 1.9 months of inventory on hand internationally in the distribution channel at June 30, 2021 compared to 0.5 months of inventory on hand at March 31, 2021 due to on-going business transition from a distributor and to avert a forecasted back order in Latin America.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 87% of total gross sales of U.S. products for the nine months ended September 30, 2021. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended September 30, 2021 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next Annual Report on Form 10-K.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2021	2020	% Change	2021	2020	% Change
Cost of products sold(a)	$2,291	$2,502	(8)%	$7,584	$8,863	(14)%
Marketing, selling and administrative	1,788	1,706	5%	5,336	4,940	8%
Research and development	3,251	2,499	30%	8,747	7,393	18%
Amortization of acquired intangible assets	2,546	2,491	2%	7,606	7,162	6%
Other (income)/expense, net	(409)	(915)	(55)%	(1,113)	(488)	**
Total Expenses	$9,467	$8,283	14%	$28,160	$27,870	1%
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

•Cost of products sold decreased by $211 million in the third quarter 2021 and $1.3 billion year-to-date, primarily due to lower unwinding of inventory fair value adjustments ($359 million in the third quarter 2021 and $2.3 billion year-to-date), partially offset by higher Eliquis profit sharing ($165 million in the third quarter 2021 and $560 million year-to-date). Year-to-date 2021 was impacted by impairment charges related to Inrebic regulatory approval milestones in the EU ($315 million) and foreign exchange.

Marketing, Selling and Administrative

•Marketing, selling and administrative expenses increased by $82 million in the third quarter 2021 and $396 million year-to-date, primarily due to higher advertising and promotion expenses and higher costs to support new product launches.

Research and Development

•Research and development expense increased $752 million in the third quarter 2021 and $1.4 billion year-to-date, primarily due to IPRD impairment charges, higher license and asset acquisition charges and higher costs associated with the broader portfolio. The third quarter 2021 included a $610 million IPRD impairment charge relating to an investigational compound being studied as a potential treatment for hematologic diseases. Year-to-date 2021 also included a $230 million IPRD impairment charge relating to an investigational compound being studied as a potential treatment for fibrotic diseases. Significant license and asset acquisition charges included in Research and development expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Eisai up-front collaboration fee	$—	$—	$650	$—
Agenus up-front license fee	200	—	200	—
Prothena opt-in license fee	—	—	80	—
bluebird collaboration fee	—	—	—	200
Forbius asset acquisition	—	178	—	178
Cormorant milestone	—	—	—	100
Other milestones	—	25	50	50
License and asset acquisition charges	$200	$203	$980	$528

Amortization of Acquired Intangible Assets

•Amortization of acquired intangible assets increased by $55 million in the third quarter 2021 and $444 million year-to-date, due to the timing of additional product approvals.

Other (Income)/Expense, Net

•Other (income)/expense, net changed by $506 million in the third quarter 2021 and $625 million year-to-date, primarily due to fair value adjustments to contingent value rights and equity investments and other items discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Interest expense	$328	$346	$1,011	$1,065
Contingent consideration	—	(988)	(510)	(597)
Royalties and licensing income	(425)	(403)	(1,197)	(1,124)
Equity investment gains	(465)	(244)	(1,214)	(724)
Integration expenses	141	195	434	535
Provision for restructuring	27	176	150	451
Litigation and other settlements	13	10	49	41
Transition and other service fees	(6)	(18)	(43)	(129)
Investment income	(12)	(13)	(33)	(99)
Reversion excise tax	—	—	—	76
Divestiture losses/(gains)	2	1	(9)	(6)
Intangible asset impairment	—	—	—	21
Loss on debt redemption	—	—	281	—
Other	(12)	23	(32)	2
Other (income)/expense, net	$(409)	$(915)	$(1,113)	$(488)

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
•Equity investment gains includes fair value adjustments for investments that have readily determinable fair value and observable price changes for investments without readily determinable fair values resulting primarily from initial public offerings or third-party acquisitions of entities which we held an ownership interest. Our share of income from equity method investments are primarily due to fair value adjustments attributed to limited partnerships. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information.
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
•Investment income decreased year-to-date 2021 primarily due to lower interest rates.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company in the first quarter 2020.
•A loss on debt redemption resulted from the early redemption of $3.5 billion long-term debt obligations in the first quarter 2021.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Earnings Before Income Taxes	$2,157	$2,257	$6,240	$3,580
Provision for Income Taxes	605	379	1,598	2,548
Effective Tax Rate	28.0%	16.8%	25.6%	71.2%

Impact of Specified Items	13.1%	(0.3)%	9.4%	55.5%
Effective Tax Rate Excluding Specified Items	14.9%	17.1%	16.2%	15.7%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization, an IPRD impairment charge and contingent value rights fair value adjustments that are not taxable or deductible. The nine months ended September 30, 2020 includes an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. and an additional $266 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities. The 2.2% reduction in the effective tax rate excluding specified items during the third quarter 2021 resulted primarily from changes in previously estimated annual effective tax rates in 2020 due to jurisdictional earnings mix. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory fair value adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) R&D charges or other income resulting from up-front or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (vii) divestiture gains or losses, (viii) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments, including fair value adjustments attributed to limited partnership equity method investments and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from internal transfer of intangible assets and the Otezla* divestiture in the second quarter 2020. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on October 27, 2021 and are incorporated herein by reference.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2021	2020	2021	2020
Inventory purchase price accounting adjustments	$97	$456	$264	$2,590
Intangible asset impairment	—	—	315	—
Employee compensation charges	—	—	—	3
Site exit and other costs	—	3	24	32
Cost of products sold	97	459	603	2,625

Employee compensation charges	—	7	1	34
Site exit and other costs	1	(1)	—	4
Marketing, selling and administrative	1	6	1	38

License and asset acquisition charges	200	203	980	528
IPRD impairments	610	—	840	—
Inventory purchase price accounting adjustments	1	8	1	25
Employee compensation charges	—	8	1	41
Site exit and other costs	1	4	1	99
Research and development	812	223	1,823	693

Amortization of acquired intangible assets	2,546	2,491	7,606	7,162

Interest expense(a)	(29)	(40)	(91)	(122)
Contingent consideration	—	(988)	(510)	(597)
Royalties and licensing income	—	(53)	(29)	(154)
Equity investment gains	(465)	(214)	(1,227)	(693)
Integration expenses	141	195	434	535
Provision for restructuring	27	176	150	451
Reversion excise tax	—	—	—	76
Divestiture losses/(gains)	2	1	(9)	(6)
Loss on debt redemption	—	—	281	—
Other (income)/expense, net	(324)	(923)	(1,001)	(510)

Increase to pretax income	3,132	2,256	9,032	10,008

Income taxes on items above	(183)	(405)	(871)	(699)
Income taxes attributed to Otezla* divestiture	—	11	—	266
Income taxes attributed to internal transfer of intangible assets	—	—	—	853
Income taxes	(183)	(394)	(871)	420

Increase to net earnings	$2,949	$1,862	$8,161	$10,428
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2021	2020	2021	2020
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$1,546	$1,872	$4,622	$1,012
Specified Items	2,949	1,862	8,161	10,428
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$4,495	$3,734	$12,783	$11,440

Weighted-Average Common Shares Outstanding – Diluted	2,243	2,290	2,253	2,295

Diluted Earnings Per Share Attributable to BMS – GAAP	$0.69	$0.82	$2.05	$0.44
Diluted EPS Attributable to Specified Items	1.31	0.81	3.62	4.54
Diluted EPS Attributable to BMS – Non-GAAP	$2.00	$1.63	$5.67	$4.98

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2021	December 31, 2020
Cash and cash equivalents	$13,540	$14,546
Marketable debt securities – current	2,123	1,285
Marketable debt securities – non-current	46	433
Total cash, cash equivalents and marketable debt securities	15,709	16,264
Short-term debt obligations	(5,065)	(2,340)
Long-term debt	(39,677)	(48,336)
Net debt position	$(29,033)	$(34,412)

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, repurchase of common stock, debt maturities of approximately $11.5 billion through 2024 as well as any debt repurchases through redemptions or tender offers.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authority authorization under the program was $4.4 billion as of December 31, 2020. In January 2021, our Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock, increasing the total outstanding share repurchase authorization to approximately $6.4 billion. We repurchased approximately 54 million shares of our common stock for $3.5 billion during the nine months ended September 30, 2021 reducing the remaining share repurchase capacity under the share repurchase program to approximately $2.9 billion as of September 30, 2021. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $3.3 billion in the nine months ended September 30, 2021. Dividends declared per common share were $1.47 in the nine months ended September 30, 2021. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $750 million in 2020 and are expected to be approximately $1.0 billion in 2021 and $1.2 billion in 2022. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of September 30, 2021.

In 2021, we purchased aggregate principal amount of $3.5 billion of certain of our debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions and $2.0 billion of notes matured and were repaid.

As of September 30, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility expiring in January 2022, a three-year $1.0 billion facility expiring in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively. The revolving facilities provide for customary terms and conditions with no financial covenants, may be used to provide backup liquidity for our commercial paper borrowings and are extendable annually by one year on the anniversary date with the consent of the lenders. No borrowings were outstanding under revolving credit facilities at September 30, 2021 or December 31, 2020.

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

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2021	2020
Cash flow provided by/(used in):
Operating activities	$12,150	$10,697
Investing activities	(939)	953
Financing activities	(12,257)	(4,634)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements from all our activities other than investing and financing activities. Operating cash flow is derived by adjusting net earnings for noncontrolling interest, non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect the timing of cash collections from customers and alliance partners; payments to suppliers, alliance partners and employees; customer discounts and rebates; and tax payments in the ordinary course of business. For example, annual employee bonuses are typically paid in the first quarter of the subsequent year.

The $1.5 billion change in cash flow from operating activities compared to 2020 was primarily due to lower tax payments of approximately $700 million and higher cash collections and timing of payments in the ordinary course of business.

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

The $1.9 billion change in cash flow from investing activities compared to 2020 was primarily attributable to changes in the amount of marketable debt securities held of $2.1 billion, higher licensing and asset acquisition payments of approximately $700 million in 2021, partially offset by higher proceeds from sales of equity investments of approximately $1.0 billion.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $7.6 billion change in cash flow from financing activities compared to 2020 was primarily due to higher debt repayments of $4.5 billion, including a series of tender offer and “make whole” redemptions, and higher share repurchases of $3.5 billion in 2021.

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

Product	Indication	Date	Developments

Opdivo	Bladder	August 2021
Announced FDA approval for Opdivo for the adjuvant treatment of patients with urothelial carcinoma who are at high risk of recurrence after undergoing radical resection, regardless of prior neoadjuvant chemotherapy, nodal involvement or PD-L1 status. The approval is based on the Phase III CheckMate-274 trial.

	Gastric and Esophageal Cancers	October 2021
Announced EC approval of Opdivo in combination with fluoropyrimidine- and platinum-based combination chemotherapy for the first-line treatment of adult patients with HER2-negative advanced or metastatic gastric, gastroesophageal junction, or esophageal adenocarcinoma whose tumors express PD-L1 with a combined positive score ≥ 5. The approval is based on results from the Phase III Checkmate-649 trial.

July 2021
Announced EC approval of Opdivo for the adjuvant treatment of adult patients with esophageal or gastroesophageal junction cancer who have residual pathologic disease following prior neoadjuvant chemoradiotherapy. The approval is based on results from the Phase 3 CheckMate-577 trial.

	HCC	July 2021
Announced that in consultation with the FDA, we withdrew the U.S. indication for Opdivo in HCC following treatment with sorafenib. Opdivo was granted accelerated approval for this indication in 2017 based on tumor responses from the Phase I/II CheckMate-040 trial. CheckMate-459, the confirmatory randomized study of Opdivo versus sorafenib in the first-line setting, did not achieve statistical significance for its primary endpoint of overall survival per the pre-specified analysis.

	Hodgkin Lymphoma	September 2021
Ono, our alliance partner for Opdivo in Japan, announced that Japan's Ministry of Health, Labour and Welfare approved Opdivo for the treatment of pediatric patients with recurrent or refractory classical Hodgkin lymphoma, for a partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase I PENGUIN trial.

	RCC	August 2021
Ono, our alliance partner for Opdivo in Japan, announced that Japan’s Ministry of Health, Labour and Welfare approved the combination therapy of Opdivo and Cabometyx* for the treatment of unresectable or metastatic RCC, for a partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase III Checkmate-9ER trial.

Opdivo + Yervoy	Esophageal	September 2021
Announced that the FDA has accepted the sBLA for Opdivo in combination with Yervoy and Opdivo in combination with fluoropyrimidine- and platinum-containing chemotherapy as first-line treatments for adult patients with unresectable advanced, recurrent or metastatic esophageal squamous cell carcinoma. The FDA assigned a PDUFA goal date of May 28, 2022. The sBLA submissions were based on the Phase III Checkmate-648 trial.

September 2021
Ono, our alliance partner for Opdivo in Japan, announced that the companies have submitted supplemental applications in Japan for Opdivo in combination with Yervoy and Opdivo in combination with chemotherapy for the first-line treatment of unresectable, advanced or recurrent esophageal cancer, for a partial change in approved items of the manufacturing and marketing approvals in Japan. The applications are based on results from the Phase III CheckMate-648 trial.

August 2021
Announced that the EMA validated its MAA for both Opdivo in combination with Yervoy and Opdivo in combination with fluoropyrimidine- and platinum-containing chemotherapy as first-line treatments for adult patients with unresectable advanced, recurrent or metastatic esophageal squamous cell carcinoma. Validation of these applications confirm that the submissions are complete and begins the EMA’s centralized review process. The applications are based on results from the pivotal Phase III CheckMate-648 trial.

	Malignant Pleural Mesothelioma	September 2021
Announced three-year data from the CheckMate-743 trial that demonstrated a durable survival benefit with first-line treatment with Opdivo plus Yervoy compared to platinum-based standard-of-care chemotherapy in patients with unresectable malignant pleural mesothelioma, regardless of histology.

	RCC	September 2021
Announced that Opdivo plus Yervoy continued to demonstrate durable, long-term survival in the Phase III CheckMate-214 trial, with a five-year survival rate of 48% in patients with previously untreated advanced or metastatic RCC. After a median follow-up of 67.7 months, Opdivo plus Yervoy maintained superior overall survival and response benefits versus sunitinib in both patients with intermediate- and poor-risk prognostic factors, the primary endpoint population, and across all randomized patients.

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

Orencia	aGvHD	August 2021
Announced that the FDA has accepted the sBLA for Orencia for the prevention of moderate to severe aGvHD in patients 6 years of age and older receiving unrelated donor hematopoietic stem cell transplantation. The FDA granted the application Priority Review and assigned a PDUFA goal date of December 23, 2021. The sBLA is based on results from the Phase II ABA2 trial and a registry trial based on real world evidence.

Zeposia	UC	October 2021
Received a positive CHMP opinion of Zeposia for the treatment of adults with moderately to severely active UC who have had an inadequate response, lost response, or were intolerant to either conventional therapy or a biologic agent. The opinion is based on data from the Phase III True North trial.

	MS	October 2021
Announced interim results from the Phase III open-label extension trial DAYBREAK, demonstrating the long-term efficacy and safety profile of Zeposia in patients with relapsing forms of MS. In the DAYBREAK extension study, safety was consistent with prior findings and no new safety signals emerged during the reporting period with long-term use of Zeposia. Treatment with Zeposia demonstrated a low annualized relapse rate of 0.103. At months 36 and 48, 75% and 71% of participants were relapse-free and 3- and 6-month confirmed disability progression was observed in 13.9% and 11.4% of participants in the trial, respectively.

Abecma	Multiple Myeloma	August 2021
Announced EC approval for Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma, who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody and have demonstrated disease progression on the last therapy. The approval is based on results from the pivotal KarMMa study.

deucravacitinib	UC	October 2021	Announced the Phase II LATTICE-UC study evaluating deucravacitinib compared to placebo in moderate to severe UC did not meet the primary efficacy endpoint of clinical remission at Week 12, nor secondary efficacy endpoints. The safety profile of deucravacitinib was consistent with previously reported studies in psoriasis and psoriatic arthritis, and no new safety signals were observed. The potential of deucravacitinib in UC continues to be evaluated in IM011-127, a second Phase II trial that also includes a higher dose.

mavacamten	Obstructive HCM	October 2021	Announced that the EMA validated its MAA for mavacamten for the treatment of patients with obstructive HCM. Validation of the application confirm that the submission is complete and begins the EMA’s centralized review process. The application is based on results from the pivotal Phase III EXPLORER-HCM trial.

relatlimab	Melanoma	October 2021	Announced that the EMA validated its MAA for relatlimab and nivolumab fixed-dose combination for first-line treatment of adult and pediatric patients with advanced (unresectable or metastatic) melanoma. Validation of the application confirm that the submission is complete and begins the EMA’s centralized review process. The application is based on results from the pivotal Phase II/III RELATIVITY-047 trial.
		September 2021	Announced that the FDA has accepted for priority review the BLA for the fixed dose combination of relatlimab and nivolumab for the treatment of adult and pediatric patients with unresectable or metastatic melanoma. The FDA assigned a PDUFA goal date of March 19, 2022. The BLA submission was based on the Phase II/III RELATIVITY-047 trial.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on historical performance and current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy generally and in relation to our ability to realize the projected benefits of our acquisitions of Celgene and MyoKardia, the full extent of the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug costs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain patent exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2020 Form 10-K, particularly under the section “Item 1A. Risk Factors,” and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2020 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
July 1 to 31, 2021	6,187,408	$67.32	6,047,717	$2,999
August 1 to 31, 2021	1,188,560	68.53	1,158,062	2,919
September 1 to 30, 2021	53,090	65.67	—	2,919
Three months ended September 30, 2021	7,429,058		7,205,779
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. The Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock in October 2016 and further increased its authorization for the repurchase of our common stock by approximately $7.0 billion in November 2019 and $5.0 billion in February 2020. In January 2021, the Board of Directors approved an increase of $2.0 billion to the share repurchase authorization for our common stock. The remaining share repurchase capacity under the program was approximately $2.9 billion as of September 30, 2021. Refer to “Item 1. Financial Statements-Note 15. Equity” for information on the share repurchase program.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020	LIBOR	London Interbank Offered Rate
Agenus	Agenus Inc.	Lilly	Eli Lilly and Company
aGvHD	acute graft versus host disease	LOE	loss of exclusivity
Amgen	Amgen Inc.	MAA	marketing authorization application
AML	acute myeloid leukemia	MDL	multi-district litigation
Amylin	Amylin Pharmaceuticals, Inc.	MDS	myelodysplastic syndromes
aNDA	abbreviated new drug applications	MPM	malignant pleural mesothelioma
AstraZeneca	AstraZeneca PLC	MyoKardia	MyoKardia, Inc.
BCMA	B-cell maturation antigen	NDA	new drug application
BLA	biologics license application	NKT	natural killer T cells
bluebird	bluebird bio, Inc.	NSCLC	non-small cell lung cancer
CAR T	chimeric antigen receptor T-cell	NVAF	non-valvular atrial fibrillation
Celgene	Celgene Corporation	Ono	Ono Pharmaceutical Co., Ltd.
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	OTC	over-the-counter
CHMP	Committee for Medicinal Products for Human Use	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CML	chronic myeloid leukemia	PD-1	programmed cell death protein 1
Cormorant	Cormorant Pharmaceuticals	PD-L1	programmed death-ligand 1
CRC	Colorectal carcinoma	PDUFA	The Prescription Drug User Fee Act
CVR	contingent value rights	Pfizer	Pfizer, Inc.
EC	European Commission	Prothena	Prothena Corporation plc
Eisai	Eisai Co., Ltd.	PsA	psoriatic arthritis
EMA	European Medicines Agency	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
EPS	earnings per share	R&D	research and development
ESCC	esophageal squamous cell carcinoma	RA	rheumatoid arthritis
EU	European Union	RBC	red blood cell
FASB	Financial Accounting Standards Board	RCC	renal cell carcinoma
FDA	U.S. Food and Drug Administration	REMS	risk evaluation and mitigation strategy
GAAP	U.S. generally accepted accounting principles	RRMM	relapsed and refractory multiple myeloma
GILTI	Global intangible low-taxed income	Sanofi	Sanofi S.A.
GTN	gross-to-net	sBLA	supplemental Biologics License Application
HCC	hepatocellular carcinoma	SCLC	small cell lung cancer
HCM	hypertrophic cardiomyopathy	SEC	Securities and Exchange Commission
HIV	human immunodeficiency viruses	TNBC	triple-negative breast cancer
IO	immuno-oncology	UC	ulcerative colitis
IPRD	in-process research and development	U.S.	United States
IRS	Internal Revenue Service	UK	United Kingdom
JIA	juvenile idiopathic arthritis	VAT	value added tax
Juno	Juno Therapeutics, Inc.	VTE	venous thromboembolic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 27, 2021	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	October 27, 2021	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer