Form 10-K
period 2021-12-31
BRISTOL MYERS SQUIBB CO
filed 2022-02-09
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 2,220,639,863 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $148,383,155,646. Bristol-Myers Squibb Company has no non-voting common equity. At February 1, 2022, there were 2,179,712,820 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the conclusion of the registrant's fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-K
December 31, 2021
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this 2021 Form 10-K.

PART I

Item 1.	BUSINESS.
General

Bristol-Myers Squibb Company was incorporated under the laws of the State of Delaware in August 1933 under the name Bristol-Myers Company, as successor to a New York business started in 1887. In 1989, Bristol-Myers Company changed its name to Bristol-Myers Squibb Company as a result of a merger.

We continue to operate in one segment engaged in the discovery, development, licensing, manufacturing, marketing, distribution and sale of biopharmaceutical products on a global basis. We expect that our acquisitions of Celgene in 2019 and MyoKardia in 2020 will further position us as a leading biopharmaceutical company, expanding our oncology, hematology, immunology and cardiovascular portfolios with several near-term assets and additional external partnerships. Refer to the Summary of Abbreviated Terms at the end of this 2021 Form 10-K for terms used throughout the document. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and neurology. Our priorities are to continue to renew and diversify our portfolio through launching our new product portfolio, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to reducing our debt and returning capital to shareholders. For a further discussion of our strategy initiatives, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Strategy.”

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

The percentage of revenues by significant region/country were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
United States	63%	63%	59%
Europe	23%	23%	24%
Rest of the World	12%	13%	15%
Other(a)	2%	1%	2%
Total Revenues	$46,385	$42,518	$26,145
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Acquisitions, Divestitures and Licensing Arrangements

Acquisitions, divestitures and other licensing arrangements allow us to focus our resources behind growth opportunities that drive the greatest long-term value. For additional information relating to our acquisitions, divestitures, licensing and other arrangements refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Divestitures, Licensing and Other Arrangements” and “Item 8. Financial Statements and Supplementary Data—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements.”

Products, Intellectual Property and Product Exclusivity

Our pharmaceutical products include chemically-synthesized or small molecule drugs, products produced from biological processes, called “biologics” and chimeric antigen receptor (CAR) T-cell therapies. Small molecule drugs are typically administered orally, e.g., in the form of a pill or tablet, although other drug delivery mechanisms are used as well. Biologics are typically administered to patients through injections or by intravenous infusion. CAR T-cell therapies are administered to patients by intravenous infusion.

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

Opdivo®    Opdivo (nivolumab), a biological product, is a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells. Opdivo has received approvals for several anti-cancer indications including bladder, blood, colon, head and neck, kidney, liver, lung, melanoma, mesothelioma and stomach. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, mesothelioma, RCC, and CRC. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

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

Orencia®    Orencia (abatacept), a biological product, is a fusion protein indicated for adult patients with moderately to severely active RA and PsA, for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA and for the treatment of aGVHD, in combination with a calcineurin inhibitor and methotrexate.

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

Reblozyl®    Reblozyl (luspatercept-aamt), a biological product, is an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an erythropoiesis stimulating agent (“ESA”) in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

Empliciti®    Empliciti (elotuzumab), a biological product, is a humanized monoclonal antibody for the treatment of multiple myeloma.

Abecma®    Abecma (idecabtagene vicleucel) is a B-cell maturation antigen-directed genetically modified autologous CAR T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody.

Zeposia®    Zeposia (ozanimod) is an oral immunomodulatory drug used to treat moderately to severely active UC and relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.

Breyanzi®    Breyanzi (lisocabtagene maraleucel) is a CD19-directed genetically modified autologous CAR T cell therapy indicated for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified, high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B.

Inrebic®    Inrebic (fedratinib) is an oral kinase inhibitor indicated for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia vera or post-essential thrombocythemia) myelofibrosis.

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

A company seeking to market an innovative pharmaceutical in the U.S. must submit a complete set of safety and efficacy data to the FDA. If the innovative pharmaceutical is a chemical product, the company files an NDA. If the medicine is a biological product, a BLA is filed. Both types of applications can receive certain periods of regulatory exclusivity. An NDA or a BLA for a compound that is designated as an orphan drug can receive seven years of exclusivity for an orphan drug indication. During this period, the FDA generally may not approve another application for the same drug product for the same orphan use. A company may also earn six months of additional exclusivity for a drug where specific clinical studies are conducted at the written request of the FDA to study the use of the medicine to treat pediatric patients, and submission to the FDA is made prior to the loss of basic exclusivity. The type of application filed can affect regulatory data protection exclusivity rights as discussed below.

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

Medicines approved under an NDA can also receive several types of regulatory data protection. An innovative chemical pharmaceutical product is entitled to five years of regulatory data protection in the U.S., during which the FDA cannot approve generic substitutes. If an innovator’s patent is challenged, as described above, a generic manufacturer may file its aNDA after the fourth year of the five-year regulatory data protection period. A pharmaceutical drug product that contains an active ingredient that has been previously approved in an NDA, but is approved in, for example, a new formulation or a new route of administration, but not for the drug itself, or for a new indication on the basis of new clinical studies, may receive three years of regulatory data protection for that formulation, route of administration, or indication.

Biologic products

The U.S. healthcare legislation enacted in 2010 created an approval pathway for biosimilar versions of innovative biological products that did not previously exist. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the new regulatory mechanism, the FDA can approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full BLA. After an innovator has marketed its product for four years, any manufacturer may file an application for approval of a “biosimilar” version of the innovator product. However, although an application for approval of a biosimilar version may be filed four years after approval of the innovator product, qualified innovative biological products will receive 12 years of regulatory data protection, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. The law also provides a mechanism for innovators to enforce the patents that protect innovative biological products and for biosimilar applicants to challenge the patents. Such patent litigation may begin as early as four years after the innovative biological product is first approved by the FDA.

The increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions may limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of all of these developments, among others, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Our marketed biologic products include Opdivo, Yervoy, Orencia, Reblozyl and Empliciti.

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

Throughout the EU, all products for which marketing authorizations have been filed after October/November 2005 are subject to an “8+2+1” regime. Eight years after the innovator has received its first community authorization for a medicinal product, a generic company may file a MAA for that product with the health authorities. If the MAA is approved, the generic company may not commercialize the product until after either 10 or 11 years have elapsed from the initial marketing authorization granted to the innovator. The possible extension to 11 years is available if the innovator, during the first eight years of the marketing authorization, obtains an additional indication that is of significant clinical benefit in comparison with existing treatments. For products that were filed prior to October/November 2005, there is a 10-year period of regulatory data protection under the centralized procedures and a period of either six or 10 years under the mutual recognition procedure (depending on the member state).

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

Japan

In Japan, medicines of new chemical entities are generally afforded eight years of regulatory data protection for approved indications and dosage. Patents on pharmaceutical products are enforceable. Generic copies can receive regulatory approval after regulatory data protection and patent expirations. As in the U.S., patents in Japan may be extended to compensate for the patent term lost during the regulatory review process.

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

The following chart shows our key products together with the year in which the earliest basic exclusivity loss (patent rights or data exclusivity) is currently estimated to occur in the U.S., the EU and Japan (the “estimated minimum market exclusivity date”). We also sell our pharmaceutical products in other countries; however, data is not provided on a country-by-country basis because individual country revenues are not significant outside the U.S., the EU and Japan. Generally, the estimated minimum market exclusivity date in the table below pertain to the end of regulatory data protection or the Composition of Matter (“COM”) patent expiration for the respective products and patent term restoration (“PTR”) if granted. In situations where there is only data exclusivity without patent protection, a competitor could seek regulatory approval by submitting its own clinical study data to obtain marketing approval prior to the expiration of regulatory data protection.

We estimate the minimum market exclusivity date for each of our products for the purpose of business planning only. The length of market exclusivity for any of our products is impossible to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and the inherent uncertainties regarding patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that appears in the estimate or that the exclusivity will be limited to the estimate.

	Estimated Minimum Market Exclusivity Date
	U.S.	EU(k)	Japan
Abecma (idecabtagene vicleucel)	2036	2035	2035
Abraxane (paclitaxel)(a)	^^	^^	^^
Breyanzi (lisocabtagene maraleucel)	2033	++	2033
Eliquis (apixaban)(b)	2026	2026	2026
Empliciti (elotuzumab)	2029	2029	2029
Inrebic (fedratinib)(c)	2026	2031	++
Onureg (azacitidine)(d)	2027	^^	++
Opdivo (nivolumab)	2028	2030	2031
Orencia (abatacept)(e)	^^	^^	^^
Pomalyst/Imnovid (pomalidomide)(f)	^^	2024	^^
Reblozyl (luspatercept-aamt)(g)	2031	2030	++
Revlimid (lenalidomide)(h)	^^	^^	2022
Sprycel (dasatinib)(i)	^^	^^	^^
Yervoy (ipilimumab)	2025	2026	2025
Zeposia (ozanimod)(j)	2029	2030	++
^^    See product footnote for more information.
++    We do not currently market the product in the country or region indicated.
(a)    For Abraxane in the U.S., based on settlements reached we anticipate generic entry on or after March 31, 2022. In the EU, generics have entered the market. For Japan, the estimated minimum market exclusivity date is 2023 based on a method of use patent.
(b)    For Eliquis, in the U.S., two patents listed in the FDA Orange Book, the composition of matter patent claiming apixaban specifically (expiring 2026) and a formulation patent (expiring 2031), were challenged by numerous generic companies. BMS, along with its partner Pfizer, settled with a number of these generic companies (settled generic companies) while continuing to litigate against three remaining generic companies (remaining generic companies). In August 2020, the U.S. District Court for the District of Delaware decided that the two challenged Eliquis patents are both valid and infringed by the remaining generic companies. The remaining generic companies appealed, and in September 2021 the U.S. Court of Appeals for the Federal Circuit upheld the decision with respect to both patents. Under the terms of previously executed settlement agreements with the settled generic companies, the permitted date of launch for the settled generic companies under these patents is April 1, 2028, subject to additional challenges. In the EU, Sandoz Limited (“Sandoz”) and Teva Pharmaceutical Industries Ltd. (“Teva Limited”), respectively, filed lawsuits in the United Kingdom, France, Italy, the Netherlands, Portugal, the Republic of Ireland, and Sweden seeking revocation of the composition of matter patent and related Supplementary Protection Certificates, and trials are scheduled to begin in early 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.
(c)    For Inrebic in the U.S., a PTR application is pending and, if granted, the estimated patent expiry will be 2031. In the EU, the estimated minimum market exclusivity date is based on regulatory data protection exclusivity.
(d)    For Onureg in the U.S., the estimated minimum market exclusivity date of 2027 is based on seven years of orphan drug exclusivity. Formulation patents covering Onureg expire in 2030 in the U.S., and in 2029 in the EU and Japan. In the U.S., Accord Healthcare Inc. has challenged the formulation patent, which is listed in the FDA Orange Book, and litigation is ongoing. In the EU, three formulation patents (EP 2,299,984; EP 2,695,609; and EP 3,692,983) cover Onureg, and two of these patents (EP 2,299,984 and EP 2,695,609) are in pending opposition proceedings. The EPO Opposition Division recently found one of these formulation patents (EP 2,299,984) invalid, and the decision is being appealed. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.
(e)    BMS is not aware of an Orencia biosimilar on the market in the U.S., EU or Japan. Formulation and additional patents expire in 2026 and beyond.
(f)    For Pomalyst in the U.S., we currently do not expect generic entry prior to the first quarter of 2026. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information. For Europe, the estimated minimum market exclusivity date is based on regulatory data protection exclusivity. For Japan, the estimated minimum market exclusivity date is 2026 based on a method of use patent.
(g)    For Reblozyl in the U.S. and Europe, the estimated minimum market exclusivity date is based on regulatory data protection exclusivity. In the U.S., a PTR application on a method of treatment patent is pending and if granted, the estimated patent expiry will be 2033. In the EU, an SPC application on a method of treatment patent is pending and if granted, the estimated patent expiry will be 2034.
(h)    For Revlimid, in the U.S., as part of the settlement with Natco Pharma Ltd. (“Natco”) and its partners and affiliates, Natco was granted a volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022. Certain other generic companies have been granted volume-limited licenses to sell generic lenalidomide in the U.S. beginning on confidential dates that are sometime after the March 2022 volume-limited license date provided to Natco. In addition, Natco and other generic companies have been granted licenses to sell generic lenalidomide in the U.S. without volume limitation beginning on January 31, 2026. In the EU, licenses have been granted to third parties to market generic lenalidomide products prior to expiry of our patent and supplementary protection certificate (“SPC”) rights in the UK beginning on January 18, 2022, and in various other major market European countries (e.g., France, Germany, Italy and Spain) where our SPC is in force beginning on February 18, 2022. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.
(i)    For Sprycel, in the U.S., BMS entered into settlement agreements with Apotex Inc. (“Apotex”) and certain other generic companies regarding patents covering certain polymorphic forms of dasatinib whereby the generic companies can launch their generic dasatinib aNDA products in September 2024, or earlier in certain circumstances. In the EU, the EPO’s Opposition Division upheld the validity of the patent directed to the use of dasatinib to treat CML, which expires in 2024; however, generics have already entered the market for some indications and may enter the market for all indications prior to 2024. In Japan, the composition of matter patent has been extended to 2024 for the treatment of non-imatinib-resistant CML, and there is a patent covering the monohydrate form of dasatinib that expires in 2025. Refer to “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” for more information.
(j)    For Zeposia, in the U.S., a PTR application is pending and if granted, the estimated patent expiry will be 2033. In the EU, the estimated minimum market exclusivity date is based on regulatory data protection exclusivity. In the EU, an SPC application is pending and, if granted, the estimated patent expiry will be 2034.
(k)    Estimated minimum market exclusivity dates for EU countries are based on France, Germany, Italy, Spain and the UK.

Research and Development

R&D is critical to our long-term competitiveness. We concentrate our R&D efforts in the following disease areas with significant unmet medical needs: oncology, including IO; hematology and cell therapy, including multiple myeloma, lymphoma, and chronic lymphocytic leukemia; immunology including relapsing multiple sclerosis, psoriasis, lupus, rheumatoid arthritis and inflammatory bowel disease; cardiovascular, including cardiomyopathy, heart failure and thrombotic disorders; and fibrotic disease, specifically lung (“IPF”) and liver (“NASH”). We also continue to analyze and may selectively pursue promising leads in other areas. Our R&D pipeline includes potential medicines in various modalities including small (chemically manufactured) molecules and large (protein) molecules—also known as biologics—and also millamolecules, antibody drug conjugates, cellular therapies and gene therapies. In addition to discovering and developing new molecular entities, we look for ways to expand the value of existing products through new indications and formulations that can provide additional benefits to patients.

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

Drug development is time consuming, expensive and risky. The R&D process typically takes about fourteen years, with approximately two and a half years spent in Phase III, or late-stage, development. On average, only about one in 10,000 molecules discovered by pharmaceutical industry researchers proves to be both medically effective and safe enough to become an approved medicine. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. According to the KMR Group, based on industry success rates from 2016-2020, approximately 91% of small molecules that enter Phase I development fail to achieve regulatory approval. Small molecules that enter Phase II development have a failure rate of approximately 79% while approximately 27% of Phase III or later stage small molecules fail to achieve approval. For biologics, the failure rate is approximately 89% from Phase I development, approximately 73% from Phase II development and approximately 30% from Phase III and later stage development.

Total R&D expenses include the costs of discovery research, preclinical development, early-stage and late-stage clinical development, drug formulation, post-commercialization and medical support of marketed products, proportionate allocations of enterprise-wide costs and up-front and contingent milestone payments for licensing and acquiring assets. R&D expenses were $11.4 billion in 2021, $11.1 billion in 2020 and $6.1 billion in 2019, including license and asset acquisition charges of approximately $1.0 billion, $1.0 billion and $25 million in 2021, 2020 and 2019, respectively. R&D expenses in 2020 include a full year of expense resulting from the Celgene acquisition which occurred in November 2019. In addition, an $11.4 billion IPRD charge was recognized in 2020 for the MyoKardia acquisition.

We manage our R&D programs on a product portfolio basis, investing resources in each stage of R&D from early discovery through late-stage development. We continually evaluate our portfolio of R&D assets to ensure that there is an appropriate balance of early-stage and late-stage programs to support the future growth of the Company. Spending on our late-stage development programs represented approximately 40% of our annual R&D expenses in 2021. Opdivo is the only individual investigational compound or marketed product to represent 10% or more of our R&D expenses in 2021.

Our drug discovery and development work takes place across a network of state-of-the-art facilities worldwide. We have continued our investment in our existing sites and the expansion of our manufacturing capabilities. For example, we expanded our Lawrenceville, New Jersey site in 2020 and are opening a new R&D facility in Cambridge, Massachusetts (planned for 2023). In addition, in support of our continued investment in our cell therapy portfolio, we are expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts and Leiden, Netherlands.

We supplement our internal drug discovery and development programs with acquisitions, alliances and collaborative agreements which help us bring new molecular agents, capabilities and platforms into our pipeline. We have a broad early-to-mid stage pipeline with over 50 unique compounds in clinical development. Our pipeline was built by coupling internal research and development programs with a distributed research and development model, which focused on identifying and supporting the development of disruptive and innovative therapies outside the company through a broad network of external partnerships. Management continues to emphasize leadership, innovation, productivity and quality as strategies for success in our R&D activities.

Listed below are our clinical studies and approved indications for our marketed products in the related therapeutic area as of February 4, 2022. Whether any of the listed compounds ultimately becomes a marketed product depends on the results of clinical studies, the competitive landscape of the potential product’s market, reimbursement decisions by payers and the manufacturing processes necessary to produce the potential product on a commercial scale, among other factors. There can be no assurance that we will seek regulatory approval of any of these compounds or that, if such approval is sought, it will be obtained. There is also no assurance that a compound which gets approved will be commercially successful. At this stage of development, we cannot determine all intellectual property issues or all the patent protection that may, or may not, be available for these investigational compounds.

HEMATOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Additional Indications
OPDIVOª
--Hematologic Malignancies
BREYANZI (liso-cel)
--3L+ Mantle Cell Lymphoma
ABECMA (ide-cel)
--High-risk Newly-Diagnosed Multiple Myeloma

Investigational Compounds
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
LSD1 Inhibitor
--Relapsed/Refractory Non-Hodgkin Lymphoma
CD19 NEX T
--Relapsed/Refractory Non-Hodgkin Lymphoma
iberdomide
--Non-Hodgkin Lymphoma
CD33 NKE
--Relapsed/Refractory Multiple Myeloma
CD47xCD20
--Non-Hodgkin Lymphoma
CK1a CELMoD
--Hematologic Malignancies
ROR1 CAR T
--Hematologic Malignancies
BCMA NKE
--Relapsed/Refractory Multiple Myeloma

Additional Indications
OPDIVOª
--Non-Hodgkin Lymphoma (Diffuse Large B-cell Lymphoma)
--Non-Hodgkin Lymphoma (Follicular Lymphoma)
--Pediatric Hodgkin Lymphoma
--Primary Testicular Lymphoma
OPDIVOª + EMPLICITIª
--Relapsed/Refractory Multiple Myeloma
REBLOZYLª
--Non-Transfusion-Dependent Beta-Thalassemia
ONUREG
--Post HMA Failure MDS
BREYANZI
--2L Diffuse Large B-cell Lymphoma Transplant non-Eligible
--3L+Chronic Lymphocytic Leukemia
--3L+ Follicular Lymphoma / Marginal Zone Lymphoma
--2L+ Pediatric B-Cell Acute Lymphoblastic Leukemia
--2L+ Primary CNS Lymphoma
--1L High Grade B-cell Lymphoma
ABECMA (ide-cel)ª
--High-risk Newly-Diagnosed Multiple Myeloma
--2L Relapsed/Refractory Multiple Myeloma
--4L+ Relapsed/Refractory Multiple Myeloma

Investigational Compounds
iberdomide
--Relapsed/Refractory Multiple Myeloma
A/I CELMoD (CC-92480)
--Relapsed/Refractory Multiple Myeloma
BET Inhibitor (BMS-986158)
--Hematologic Malignancies

Additional Indications
OPDIVOª
--Refractory Hodgkin Lymphoma
EMPLICITIª + REVLIMID
--1L Multiple Myeloma
REBLOZYLª
--ESA Naïve MDS
--MF Anemia
INREBIC
--MF Previously treated with Ruxolitinib
ONUREG
--Angioimmunoblastic T-cell Lymphoma
--Lower Risk MDS
ABECMA (ide-cel)ª
--3L Relapsed/Refractory Multiple Myeloma
BREYANZI
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
INREBIC
--MF
ONUREG
--Post-Induction Acute Myeloid Leukemia Maintenance
BREYANZI
--3L+ Diffuse Large B-cell Lymphoma
ABECMA (ide-cel)
--5L+ Relapsed/Refractory Multiple Myeloma

ONCOLOGY

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Additional Indications
OPDIVOª
--Solid Tumors
OPDIVOª + YERVOYª
--Solid Tumors

Investigational Compounds
motolimod
--SCCHN
relatlimabª^
--Solid Tumors
Anti-TIM-3^
--Solid Tumors
STING Agonist
--Solid Tumors
AHR Antagonistª
--Solid Tumors
Anti-CTLA-4 NF-Probody
--Solid Tumors
BET Inhibitor (CC-95775)^
--Solid Tumors
Anti-SIRPα
--Solid Tumors
CD3xPSCAª
--Solid Tumors
Anti-IL8^
--Solid Tumors
AR-LDD
--Solid Tumors
Anti-NKG2A
--Solid Tumors
TGFβ Inhibitor
--Solid Tumors
IL-12 Fc
--Solid Tumors
Anti-CCR8
--Solid Tumors
TIGIT Bispecificª
--Solid Tumors
farletuzumab-eribulin ADCª
--Solid Tumors
MAGE A4/8 TCE-Bispecificª
--Solid Tumors

Additional Indications
OPDIVOª
--Solid Tumors
--1L CRC
--Pan Tumor TMB High
--Pediatric
OPDIVOª + YERVOYª
--Solid Tumors
--Metastatic Castration-Resistant Prostate
OPDIVOª + CDK4/6 Inhibitor
--Neoadjuvant ER+/HER2- Breast
OPDIVOª + relatlimabª
--Solid Tumors
OPDIVOª + linrodostat
--Solid Tumors
OPDIVOª + bempegaldesleukinª
--1L Bladder#
POMALYST/IMNOVID
--Pediatric Glioblastoma

Investigational Compounds
Anti-CTLA-4 NF^
--Solid Tumors
Anti-CTLA-4 Probody^
--Solid Tumors
Anti-TIGIT^
--Solid Tumors
Anti-Fucosyl GM1
--Solid Tumors
LSD1 Inhibitor
--Extensive Stage SCLC
BET Inhibitor (CC-90010)^
--Solid Tumors
farletuzumab-eribulin ADCª
--Solid Tumors
subcutaneous nivolumab + rHuPH20ª
--Solid Tumors

Additional Indications
OPDIVOª
--1L Glioblastoma
--1L HCC
--1L Head & Neck
--1L Head & Neck Locally Advanced
--1L Esophageal
--High-Risk Non-Muscle Invasive Bladder Cancer
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
--Muscle Invasive Bladder Cancer
--1L RCC#
OPDIVOª + YERVOYª + cabozantinibª
--Metastatic RCC

Investigational Compounds
subcutaneous nivolumab + rHuPH20ª
--Advanced RCC

OPDIVOª
--1L Metastatic Melanoma
--1L Gastric
--Adjuvant Melanoma
--Adjuvant Bladder
--Adjuvant Esophageal/Gastroesophageal
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

Investigational Compounds
TYK2 Inhibitor
--Autoimmune Disease
TLR 7/8 Inhibitor
--Autoimmune Disease
MK2 Inhibitor
--Autoimmune Disease
IL2-CD25
--Autoimmune Disease
Anti-CD40
--Autoimmune Disease
afimetoran
--Cutaneous Lupus Erythematosus

Investigational Compounds
branebrutinib
--Rheumatoid Arthritis
--Sjögren’s Disease
--Systemic Lupus Erythematosus
--Atopic Dermatitis
deucravacitinib
--Crohn's Disease
--Lupus Nephritis
--Systemic Lupus Erythematosus
--Ulcerative Colitis
--Discoid Lupus Erythematosus
iberdomide
--Systemic Lupus Erythematosus
cendakimab
--Atopic Dermatitis afimetoran
--Systemic Lupus Erythematosus
S1PR1 Modulator
--Atopic Dermatitis
MK2 Inhibitor
--Ankylosing Spondylitis
Additional Indications ZEPOSIA --Crohn’s Disease Investigational Compounds deucravacitinib --Psoriasis --Psoriatic Arthritis cendakimab --Eosinophilic Esophagitis
ORENCIA
--Active Polyarticular JIA
--Early Rheumatoid Arthritis
--JIA Intravenous
--JIA Subcutaneous
--Psoriatic Arthritis
--RA Auto injector
--RA Intravenous
--RA Subcutaneous
--Acute Graft versus Host Disease
ZEPOSIA
--Relapsing Multiple Sclerosis
--Ulcerative Colitis

CARDIOVASCULAR

PHASE I	PHASE II	PHASE III	APPROVED INDICATIONS

Investigational Compounds Factor XIa Inhibitorª --Thrombotic Disorders Cardiac Myosin Inhibitor --Hypertrophic Cardiomyopathy ROMK Inhibitor --Heart Failure
Additional Indications
ELIQUISª
--Pediatric Heart Disease

Investigational Compounds
mavacamten
--Non-obstructive Hypertrophic Cardiomyopathy
--Heart Failure with Preserved Ejection Fraction
danicamtiv
--Genetic Dilated Cardiomyopathy
milvexianª
--Thrombotic Disorders
FA-Relaxin
--Heart Failure

Additional Indications
ELIQUISª
--VTE prevention in pediatrics with ALL

Investigational Compounds
mavacamten
--Obstructive Hypertrophic Cardiomyopathy
--Obstructive Hypertrophic Cardiomyopathy Septal Reduction Therapy Eligible
ELIQUISª --Stroke Prevention in Atrial Fibrillation --Venous Thromboembolism Prevention Orthopedic Surgery --Venous Thromboembolism Treatment

FIBROTIC DISEASES

PHASE I	PHASE II

Investigational Compounds NME 1 --Fibrosis	Investigational Compounds HSP47ª --Non-Alcoholic Steatohepatitis LPA1 Antagonist --Pulmonary Fibrosis

NEUROSCIENCE

PHASE I

Investigational Compounds FAAH/MGLL Dual Inhibitor --Neuroscience Anti-Tauª --Neuroscience BTK Inhibitor --Neuroscience eIF2b Activatorª --Neuroscience

COVID-19

PHASE I	PHASE II

Investigational Compounds SARS-CoV-2 mAb Duoª --COVID-19 Therapy or Prevention# ORENCIA --COVID-19 treatment

Note: Above pipeline excludes clinical collaborations

ª Development Partnership: OPDIVO, YERVOY, Relatlimab: Ono (our collaboration with Ono also includes other early stage compounds); EMPLICITI: AbbVie; bempegaldesleukin: Nektar; cabozantinib: Exelixis, Inc.; ELIQUIS: Pfizer; Factor XIa Inhibitor: Janssen Pharmaceuticals, Inc.; HSP47: Nitto Denko Corporation; CD3xPSCA: GeMoaB Monoclonals GmbH; ABECMA (ide-cel): 2seventy bio; REBLOZYL: Merck; AHR: Ikena Oncology; CD22 ADC: TriPhase Accelerator; Immune Tolerance: Anokion SA; SARS-CoV-2 mAb Duo: Rockefeller University; TIGIT Bispecific: Agenus; farletuzumab-eribulin ADC: Eisai; rHuPH20: Halozyme; Anti-Tau: Prothena Corporation PLC; eIF2b Activator: Evotec SE; MAGE A4/8 TCE Bispecific: Immatics.

^ Trial(s) exploring various combinations
# Partner-run study

The following are our potential registrational study readouts anticipated through 2023/2024:

Opdivo/Yervoy				Hematology
Asset	Tumor	Trial	Timing	Asset	Disease	Trial	Timing
Opdivo + Yervoy	HCC	CM-9DW	2023/24	Abecma	3L+ Multiple Myeloma	KarMMa-3	2023/24
Opdivo + Yervoy	Peri-adjuvant NSCLC	CM-77T	2023/24	Breyanzi	3L+ Chronic Lymphocytic Leukemia	TRANSCEND-CLL-004	2023/24
Opdivo + Yervoy	CRPC	CM-7DX	2023/24		3L+ Follicular Lymphoma	TRANSCEND-FL	2023/24
Opdivo + Yervoy	Adj. HCC	CM-9DX	2023/24	Reblozyl	1L MDS (ESA naïve)	COMMANDS	2023/24
Opdivo	Adj. RCC	CM-914	2023/24		Myelofibrosis	INDEPENDENCE	2023/24
Opdivo	Peri-adjuvant MIBC	CM-078	2023/24
Opdivo	Adj. NSCLC	ANVIL	2023/24
bempegal-desleukin	RCC, Melanoma, Bladder	Opdivo + NKTR-214	2022
bempegal-desleukin	Neo-adj, CIS-ineligible MIBC	CA045-009	2023/24

Immunology				Cardiovascular
Asset	Disease	Trial	Timing	Asset	Disease	Trial	Timing
Zeposia	Moderate to Severe Crohn’s Disease	YELLOWSTONE	2023/24	mavacamten	SRT	VALOR	2022
deucravacitinib	PsA	IM011-054/-055	2023/24
cendakimab	EoE	CC-93538-EE001	2023/24

Alliances

We enter into alliance arrangements with third parties for the development and commercialization of specific products or drug candidates in our therapeutic areas of focus. Alliances may be structured as co-development, co-commercialization, licensing or joint venture arrangements. These arrangements may include up-front payments; option payments to develop or commercialize a specific asset or technology; payments for various developmental, regulatory and sales-based performance milestones; royalties; cost reimbursements; profit sharing; and equity investments. Provisions in our alliance arrangements lessen our investment risk for compounds not leading to revenue generating products but reduce the profitability of marketed products due to profit sharing or royalty payments. We actively pursue such arrangements and view alliances as an important complement to our own discovery, development and commercialization activities.

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

We typically do not retain any rights to another party's product or intellectual property after an alliance terminates. The loss of rights to one or more products that are marketed and sold by us pursuant to an alliance could be material to our results of operations and the loss of cash flows caused by such loss of rights could be material to our financial condition and liquidity. Alliance agreements may be structured to terminate on specific dates, upon the product's patent expiration date or without an expiry date. Profit sharing payments typically have no expiration date while royalty payments typically cease upon loss of market exclusivity, including patent expiration.

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

Our products are sold principally to wholesalers, specialty distributors, specialty pharmacies, and to a lesser extent, directly to distributors, retailers, hospitals, clinics and government agencies. Revlimid and Pomalyst are distributed in the United States primarily through contracted pharmacies under the Lenalidomide REMS and Pomalyst REMS programs, respectively. These are proprietary, mandatory risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for gross revenues to the three largest pharmaceutical wholesalers in the U.S. as a percentage of our global gross revenues.

Our U.S. business has DSAs with substantially all of our direct wholesaler and distributor customers that allow us to monitor U.S. wholesaler and distributor inventory levels and requires those wholesalers and distributors to maintain inventory levels that are no more than one month of their demand. The DSAs, including those with our three largest wholesalers, expire in June 2024 subject to certain termination provisions.

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

Pricing, Price Constraints and Market Access

Our medicines are priced based on a number of factors, including the value of scientific innovation for patients and society in the context of overall health care spend, economic factors impacting health care systems’ ability to provide appropriate and sustainable access and the necessity to sustain our investment in innovation platforms to address unmet medical needs. Central to price is the clinical value that this innovation brings to the market, the current landscape of alternative treatment options and the goals of ensuring appropriate patient access to this innovation and sustaining investment in creative platforms. We continue to explore new pricing approaches to ensure that patients have access to our medicines. Enhancing patient access to medicines is a priority for us. We are focused on: offering creative tiered pricing, reimbursement support and patient assistance programs to optimize access while protecting innovation; advocating for sustainable healthcare policies and infrastructure, leveraging advocacy/payer’s input and utilizing partnerships as appropriate; and improving access to care and supportive services for vulnerable patients through partnerships and demonstration projects.

An important factor on which the pricing of our medicines depends is government regulation. We have been subject to increasing international and domestic efforts by various governments to implement or strengthen measures to regulate pharmaceutical market access and product pricing and payment. In the U.S., we are required to provide discounts on purchases of pharmaceutical products under various federal and state healthcare programs. Federal government officials and legislators continue to face intense pressure from the public to manage the perceived high cost of pharmaceuticals and have responded by pursuing legislation and rules that they claim would further reduce the cost of drugs for the federal government and other stakeholders. We are also now required to comply with recently enacted state laws that seek additional transparency into the cost of prescription drugs. We are monitoring efforts by states to seek additional rebates and limit state spending on drugs in light of budget pressures. These international, federal and state legislative and regulatory developments could create new constraints on our ability to set prices and/or impact our market access in certain areas. For further discussion on the pricing pressure and its risk, refer to “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins.”

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

In many markets outside the U.S., we operate in an environment of government-mandated, cost-containment programs. In these markets, a significant portion of funding for healthcare services and the determination of pricing and reimbursement for pharmaceutical products are subject to either direct government control at the point of care or governments having significant power as large single payers. As a result, our products may face restricted access by both public and private payers and may be subject to assessments of comparative value and effectiveness against existing standard of care. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and/or enacted across-the-board price cuts or rebate schemes as methods of cost control. In most EU countries, for example, the government regulates pricing of a new product at launch often through direct price controls, international price comparisons, controlling profits and/or reference pricing. In other EU markets, such as Germany, the government does not set pricing restrictions at launch, but pricing freedom is subsequently limited. Companies may also face significant delays in market access for new products and more than a year can elapse before new medicines become available to patients in the market. Additionally, member states of the EU have regularly imposed new or additional cost containment measures for pharmaceuticals such as volume discounts, cost caps, cost sharing for increases in excess of prior year costs for individual products or aggregated market level spending, clawbacks and free products for a portion of the expected therapy period. The existence of price differentials within the EU due to the different national pricing and reimbursement laws leads to potential significant parallel trade flows.

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

The FDA is of particular importance in the U.S. It has jurisdiction over virtually all of our activities and imposes requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our products. In many cases, FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the U.S. The regulatory review process is a resource intensive undertaking for both the FDA and the pharmaceutical manufacturer. Improvements in the efficiency of this process can have significant impact on bringing new therapies to patients more quickly. The FDA can employ several tools to facilitate the development of certain drugs or expedite certain applications, including fast track designation, Breakthrough Therapy designation, priority review, accelerated approval, incentives for orphan drugs developed for rare diseases and others. For example, in recent years the FDA Oncology Center of Excellence (“OCE”) established two projects to test novel approaches for more efficient regulatory review of oncology drugs: the Real-Time Oncology Review pilot program and the Assessment Aid. Under the Assessment Aid pilot program, the FDA approved Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy on May 26, 2020 for the first-line treatment of adult patients with metastatic or recurrent NSCLC with no EGFR or anaplastic lymphoma kinase genomic tumor aberrations. This approval was achieved more than two months before the priority review PDUFA date of August 6, 2020. To develop a framework for concurrent review of supplemental oncology applications among multiple approval authorities, the OCE initiated Project Orbis. Under Project Orbis, earlier approvals from the Australian, Therapeutic Goods Administration (“TGA”), Health Canada and Singapore Health Sciences Authority were received on the combination of Opdivo+Yervoy given with two cycles of platinum-doublet chemotherapy in 2020.

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

Sources and Availability of Raw Materials

In general, we purchase our raw materials, components and supplies required for the manufacturing of our products in the open market. For some products, we purchase our raw materials, components and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We attempt, if possible, to mitigate our potential risk associated with our raw materials, components and supplies through inventory management and alternative sourcing strategies. For further discussion of sourcing, refer to “—Manufacturing and Quality Assurance” below and discussions of particular products.

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

Our significant biologics, cell therapy and pharmaceutical manufacturing facilities are located in the U.S., Puerto Rico, Ireland and Switzerland and require significant ongoing capital investment for both maintenance and compliance with increasing regulatory requirements. For example, the FDA approved our large scale multi-product bulk biologics manufacturing facility in Devens, Massachusetts in May 2012 and we continue to make capital investments in this facility. In addition, we expect to continue modification of our existing manufacturing network to meet complex processing standards that are required for our growing portfolio, particularly biologics and cell therapy. Biologics manufacturing involves more complex processes than those of traditional pharmaceutical operations. For example, we completed our new large-scale biologics manufacturing facility in Cruiserath, Ireland, which was approved by the FDA in December 2019 and by the EU in January 2020. For our cell therapy product candidates and marketed products, including Breyanzi and Abecma, we have invested in our own manufacturing network, including facilities in Bothell, Washington; Summit, New Jersey; and Devens, Massachusetts, as well as third-party manufacturers. Beyond regulatory requirements, many of our products involve technically sophisticated manufacturing processes or require specialized raw materials. For example, we manufacture for clinical and commercial use several sterile products, biologic products and CAR T products, all of which are particularly complex and involve highly specialized manufacturing technologies. As a result, even slight deviations at any point in their production process may lead to production failures or recalls.

In addition to our own manufacturing sites, we rely on third parties to manufacture or supply us with all or a portion of the active product ingredient or drug substance necessary for us to manufacture various products, such as Opdivo, Eliquis, Sprycel, Yervoy, Reblozyl, Inrebic, Abraxane, and Pomalyst/Imnovid. We are also expanding our use of third-party manufacturers for drug product and finished goods manufacturing and we continue to shift towards using third-party manufacturers for supply of our mature and other brands. With respect to Revlimid and Thalomid®, we own and operate a manufacturing facility in Zofingen, Switzerland, in which we produce the active product ingredient for Revlimid and Thalomid and we contract with a third-party manufacturer to provide the back-up active product ingredient for Revlimid and Thalomid. To maintain a stable supply of these products, we take a variety of actions including inventory management and maintenance of additional quantities of materials, when possible, that are designed to provide for a reasonable level of these ingredients to be held by the third-party supplier, us or both, so that our manufacturing operations are not interrupted. Certain supply arrangements extend over multiple years with committed amounts using expected near or long-term demand requirements that are subject to change. As an additional protection, in some cases, we take steps to maintain an approved back-up source where available and when needed. For example, we have the capability to manufacture Opdivo internally and have arrangements with third-party manufacturers to meet demand.

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

Our environment, occupational health, safety and sustainability group monitors our operations around the world, providing us with an overview of regulatory requirements and overseeing the implementation of our standards for compliance. We also incur operating and capital costs for such matters on an ongoing basis, which were not material for 2021, 2020 and 2019. In addition, we invested in projects that reduce resource use of energy and water. Although we believe that we are in substantial compliance with applicable environmental, health and safety requirements and the permits required for our operations, we nevertheless could incur additional costs, including civil or criminal fines or penalties, clean-up costs or third-party claims for property damage or personal injury, for violations or liabilities under these laws.

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

Demographics: As of December 31, 2021, we had approximately 32,200 employees in 45 countries. Approximately 58% of our employees are located in the U.S. (excluding Puerto Rico) and 42% are located outside of the U.S. We supplement our employee population with independent contractors, contingent workers and temporary workforce support as needed. The average tenure of our employees is approximately eight years.

People Strategy: Our people are the heart and soul of our globally unified culture. Our People Strategy is designed to inspire individuals and encourage teams to work together for our patients and our communities. We invest in our workforce through the extensive programs, policies and initiatives described below to accelerate personal development and collaboration in service to our patients and we believe that these investments are a competitive advantage in recruiting our future workforce. To accelerate innovation, we strive to match the diverse knowledge, skills and capabilities of our talented employee community to our business needs. The following programs, policies and initiatives encompass some of the objectives and measures that we continue to focus on as part of our People Strategy

•Diversity, Equity and Inclusion: Through a culture of inclusion, we foster a diverse mosaic of people that seek to mirror our patients and communities worldwide and create an agile and responsive work environment. The diversity of our people and their unique perspectives and experiences help us achieve our patient-focused mission and business objectives. We believe that our inclusive culture encourages all to pursue innovative ideas, develop leadership capabilities and gain valuable experiences to shape exciting careers. We have implemented measures that provide accountability for continually increasing our diversity. Our commitment to attracting diverse talent includes training our workforce in diversity sourcing strategies and partnering with external local and national organizations that develop and supply diverse talent, such as the United Negro College Fund, Inc., Prospanica, Ascend, Inc. and Women of Color in Pharma.

•The ongoing investment in our People and Business Resource Groups (PBRGs) represent one key lever that we use to support our acquisition, development and retention of diverse talent and the business objectives and career advancement and development needs of our employees. We maintain PBRG chapters worldwide where members network, learn skills, participate in learning development events and contribute to our business objectives in a tangible way. Our PBRGs are sponsored by members of our leadership team and are each led by a full-time dedicated leader who reports directly to a member of our leadership team. Our PBRGs include the Black Organization for Leadership and Development, the Bristol Myers Squibb Network of Women, the Cultivating Leadership and Innovation for Millennials and Beyond, the Disability Advancement Workplace Network, the PRIDE Alliance, the Organization for Latino Achievement, the Pan Asian Network and the Veterans Community Network.

•In August 2020, BMS and the Bristol Myers Squibb Foundation each announced that they would independently invest $150 million over the next five years as part of a series of commitments around health equity, diversity and inclusion currently focused on five key priorities: 1) addressing health disparities, 2) increasing clinical trial diversity, 3) expanding our supplier diversity program, 4) expanding our U.S. & Puerto Rico Employee Giving Program and 5) increasing our workforce diversity at the executive levels. In October 2021, the Bristol Myers Squibb Foundation, together with its partners, National Medical Fellowships and the American Association for Cancer Research, announced the first group of 52 physicians selected for its Diversity in Clinical Trials Career Development Program. The 52 early-stage investigators were the first of 250 community-oriented clinical trialists who will be trained through the program by 2027.

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

•Career Growth and Development: We offer a broad range of professional training and education for the career advancement and leadership development of our employees. These programs are designed to help our employees find their purpose, pursue their passions and achieve their aspirations and accelerate business performance through stimulating work assignments, structured learning opportunities, PBRG sponsored programs and diverse work experiences. Employees have access to our expansive library of resources covering a wide range of special interest topics in multiple languages through a variety of top learning and development resources. In 2021, over 7 million learning activities were completed by our employees, consultants and partners. We are committed to cultivating the growth of our managers and senior leaders through virtual and in-classroom learning for new and experienced managers and senior leaders. Tuition reimbursement is available globally to eligible employees who, through their own initiation and desire for development, participate in accredited educational programs. Employees are encouraged to take on stretch assignments that maximize their learning experience.

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

•Employee Health: We are committed to protecting our workforce, communities and patients, and ensuring the continued supply of life-saving medicines. Our focus is directed towards ensuring that all of our employees, as well as temporary contractors and visitors to our sites, can work safely. We have prioritized the health and safety of our employees during the COVID-19 pandemic, while continuing the supply of medicines to our patients and driving strong business performance. As a science-based company, we have a social responsibility to help reduce the spread of the pandemic. Vaccinations are required for generally all of our employees in the U.S. and Puerto Rico subject to any local regulation which limit or restrict vaccine mandates, and we are encouraged that as of January 5, 2022 approximately 99% of our employees in these regions are vaccinated against COVID-19. Although local regulations and conditions in other ex-U.S. jurisdictions may limit or restrict vaccine mandates, we are committed to implementing similar requirements in other markets wherever possible. Requests for medical or religious accommodations are also considered on an individual basis.

•Total Rewards: We provide highly competitive benefits, compensation and work life offerings that reflect a total rewards strategy to enable and empower the energy and talent of our workforce to deliver on our business strategy and transform patients' lives through science. Through our competitive pay and benefit program, we aim to attract, retain and incentivize diverse talented employees and executives capable of thriving and leading our business in a highly complex and competitive environment. Our benefits plans and programs (which necessarily vary by country) include in the U.S. choices for health coverage, including medical, pharmacy, dental, vision, pretax savings and spending accounts; financial protections through life insurance, supplemental health insurance and personal coverage and protections; and financial savings and well-being through a highly competitive 401(k) savings plan and financial well-being services. Similarly, our U.S. work life offerings encourage growth, well-being and recognition through tuition reimbursement, our Living Life Better well-being platform, our Bravo global recognition program (which encourages team, peer to peer and individual recognition aligned to our values), onsite fitness centers in select locations and employee assistance programs. We also provide support for welcoming and nurturing family members through paid parental leave to care for a new child, bridge back parent leave to ease transition of new parents back into work, adoption/surrogacy reimbursement, fertility/infertility benefits, support for traveling mothers and paid family care leave. We assist employees in managing life during the workday and beyond through child, elder and pet care resources, commuter accounts and paid sick time; and provide our employees with opportunities to recharge and give back to our communities through vacation, holidays and annual paid volunteer days, paid bereavement leave, paid military leave and paid military family care leave. In addition, we offer market, competitive-base salaries as part of our overall total rewards package - annual incentives that recognize and reward company performance as well as individual results and long-term equity incentives that spurs employees’ focus on long-term value creation. With respect to executives, a substantial proportion of their pay is variable, at-risk based on our financial and operational results and delivered in the form of equity, and this supports the alignment of our executive compensation plan with the creation of long-term value for our shareholders. We have also used targeted equity-based grants with vesting conditions to facilitate retention of critical personnel.

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

Bristol Myers Squibb Website

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

Information relating to corporate governance at Bristol Myers Squibb, including our Principles of Integrity, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the “Codes”), Corporate Governance Guidelines, and information concerning our Executive Committee, Board of Directors, including Board Committees and Committee charters, and transactions in Bristol Myers Squibb securities by directors and executive officers, is available on our website under the “About Us—Our Company,” “—Leadership” and “Investors” captions and in print to any stockholder upon request. Any waivers to the Codes by directors or executive officers and any material amendment to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our website. Information relating to stockholder services, including our Dividend Reinvestment Plan and direct deposit of dividends, is available on our website under the “Investors—Shareholder Services” caption. In addition, information about our sustainability programs is available on our website under the “About Us—Sustainability” caption. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this 2021 Form 10-K or filed with the SEC.

We incorporate by reference certain information from parts of our definitive proxy statement for our 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2022 Proxy Statement will be available on our website under the “Investors—SEC Filings” caption within 120 days after the end of our fiscal year.

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
Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which negatively impact our revenues and profit margins, including from (i) U.S. federal and state laws and regulations aimed at further regulating the pricing and reimbursement of pharmaceutical products (including potential penalties for increasing prices over the rate of inflation, new discounts to fund a redesign of the Medicare Part D benefit, and government negotiations/price controls that may establish a maximum allowed price/reimbursement rate), as well as other changes in laws and regulations for federal healthcare programs such as Medicare and Medicaid, such as modifying the federal Anti-Kickback statute discount safe harbor, accelerating generic drug approval processes and granting additional authority to governmental agencies to manage drug utilization and negotiate drug prices (including the implementation of the 2020 regulation issued by the U.S. federal government authorizing states and private parties to develop and implement programs to import certain prescription drugs from Canada and sell them in the U.S., and the American Rescue Plan Act of 2021, which eliminates the Medicaid Prescription Drug Rebate cap starting January 1, 2024), (ii) expanded utilization under the 340B Drug Pricing Program (“340B”); (iii) the competition related to placements on applicable commercial and Medicare Part D formularies; (iv) changes in U.S. income tax laws resulting in an increase to our income tax expense, including through increased taxation of our international operations; (v) changes in trade laws around the world, including drug importation laws; (vi) rules and practices of MCOs and institutional and governmental purchasers taking actions to control costs or shift the cost burden to manufacturers, including actions that could result in the exclusion of a product from, or the unfavorable placement of, a product on a MCO formulary; (vii) changes to U.S. federal pharmaceutical coverage and reimbursement policies and practices (including the potential impacts from the Infrastructure Investment and Jobs Act passed by the Senate in August 2021 that, among other things, requires certain manufacturers of drugs payable under Medicare Part B to provide a rebate to the government for any discarded portion of the drug, the December 21, 2020 final rule issued by the Centers for Medicare & Medicaid Services (“CMS”) on the calculation of average manufacturer price, best price, and Medicaid rebates that addresses copay assistance and product line extensions among other topics, and a previously issued rule addressing the inclusion of sales in U.S. Territories in the calculation of average manufacturer price and best price beginning on January 1, 2023); (viii) the increased scrutiny of drug manufacturers (including any additional review of BMS or Celgene by the House Oversight and Reform Committee); (ix) reimbursement delays; (x) government price erosion mechanisms across Europe and in other countries resulting in deflation for pharmaceutical product pricing; (xi) the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid and private sector beneficiaries; (xii) collection delays or failures to pay in government-funded public hospitals outside the U.S.; (xiii) developments in technology and/or industry practices that could impact the reimbursement policies and practices of third-party payers; and (xiv) inhibited market access due to real or perceived differences in value propositions for our products compared to competing products. We expect that these market access constraints, pharmaceutical pricing controls and discounting and other restrictions will become more acute and will continue to negatively affect our future revenues and profit margins.

Additionally, in early 2016, Health Resources and Services Administration (“HRSA”) finalized a regulation regarding the 340B pricing methodology and providing guidelines for when civil monetary penalties may be issued for “knowing and intentional” manufacturer overcharges of 340B covered entities. The effective date of this regulation was January 1, 2019. Following the effective date, manufacturers who are found to have knowingly and intentionally overcharged 340B covered entities could be subject to significant monetary penalties. Over the course of the past few years, Celgene had received inquiries from HRSA regarding the limited distribution networks for Revlimid, Pomalyst, and Thalomid and compliance with the 340B program. As part of our broader integration strategy and alignment of our distribution model (post our acquisition of Celgene Corporation) we recently announced that beginning March 1, 2022, we will recognize up to two designated 340B contract pharmacy locations per 340B hospital that lacks an entity-owned pharmacy. Although we believe that we have complied with, and continue to comply with, all applicable legal requirements, additional legal or legislative changes with respect to the 340B program may cause us to update our approach. Significant changes to our sales or pricing practices with regard to the distribution of drugs under the 340B program, or any material changes in our U.S. payer channel mix, could have an adverse effect on our revenues and profitability. In addition, if we are required to pay penalties under the applicable regulations, there would be an adverse effect on our revenues and profitability.

We may experience difficulties or delays in the development and commercialization of new products. Our ability to replace revenue from products that lose patent protection is directly dependent on our ability to successfully commercialize new products in a timely manner.
As is common in the pharmaceutical industry, BMS expects that sales of its key brand products like Revlimid, Pomalyst, Sprycel and Abraxane will decline after the loss of market exclusivity for such products. Consequently, our future success is highly dependent on our pipeline of new products. There is a high rate of failure inherent in the research and development process for new drugs. As a result, there is a high risk that funds we invest in research programs will not generate financial returns. Compounds or products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all. For example, in November 2021, the FDA extended its review of our NDA for mavacamten and announced a new PDUFA action date of April 28, 2022; the FDA had earlier set a PDUFA action date of January 28, 2022.

In addition, product extensions or additional indications may not be approved. Furthermore, products or indications approved under the U.S. FDA’s Accelerated Approval Program may be contingent upon verification and description of clinical benefit in confirmatory studies and such studies may not be successful. For example, in July 2021, we announced that we voluntarily withdrew from the U.S. market the indication for Opdivo (nivolumab) as a single agent for patients with hepatocellular carcinoma (HCC) who were previously treated with sorafenib. Opdivo was granted this indication in 2017 under the U.S. FDA's accelerated approval program. Our action to withdraw the indication was taken in consultation with the U.S. FDA in accordance with its standard procedures for evaluating accelerated approvals that have not met their post-marketing requirements and as part of a broader industry-wide evaluation.

Developing and commercializing new compounds and products involve inherent risks and uncertainties, including (i) efficacy and safety concerns or findings of superior safety or efficacy of competing products; (ii) delayed or denied regulatory approvals, including as a result of difficulties in enrolling patients and completing clinical trials in a timely manner; (iii) delays or challenges with producing products on a commercial scale or excessive costs to manufacture products; (iv) failure to enter into or implement optimal alliances for the development and/or commercialization of new products; (v) changes in regulatory approval processes which may cause delays or denials of new product approvals; (vi) preclusion from commercialization due to intellectual property issues or disputes with third parties; and (vii) failure in certain markets to obtain reimbursement commensurate with the level of innovation and clinical benefit presented by the product.

We are also unable to predict if and when any changes to laws or regulatory policies will occur and how they will affect our business and particularly our pipeline of new products. For example, in the U.S., a partial federal government shutdown halted the work of many federal agencies and their employees from late December 2018 through late January 2019. Any extended government shutdown could result in reductions or delays of U.S. FDA’s activities, including with respect to our ongoing clinical programs, our manufacturing of our products and product candidates and our product approvals.

Regulatory approval delays are especially common when a product is expected to have a REMS program, as required by the U.S. FDA to address significant risk/benefit issues, and we expect that certain of our future key products will be distributed in the U.S. primarily through a REMS program. The inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could negatively impact our revenues and earnings. In addition, if certain acquired pipeline programs are canceled or we believe their commercial prospects have been reduced, we may recognize material non-cash impairment charges for those programs. Finally, losing key molecules and intermediaries or our compound library through a natural or man-made disaster or act of sabotage could negatively impact the product development cycle.

We can provide no assurance when or whether any of our products under development will be approved or launched or whether any products, once launched, will be commercially successful. We must maintain a continuous flow of successful new products and successful new indications for existing products sufficient both to cover our substantial research and development costs and to replace sales that are lost as profitable products lose market exclusivity or are displaced by competing products or therapies. Failure to do so in the short term or long term can have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

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
We are focusing our efforts and resources in disease areas of high unmet need. With our more focused portfolio, investors are placing heightened scrutiny on some of our products or late-stage compounds. We have, however, experienced setbacks and may continue to do so as there are further developments in our clinical studies. For example, in October 2021, we announced that the Phase 2 LATTICE-UC study evaluating deucravacitinib, a first-in-class, oral, selective tyrosine kinase 2 (TYK2) inhibitor, compared to placebo in moderate to severe ulcerative colitis (UC) did not meet the primary efficacy endpoint of clinical remission at Week 12, nor secondary efficacy endpoints. Additionally, we obtained many late-stage compounds as well as prioritized brand portfolio in hematology and immunology through our acquisition of Celgene that may not meet expectations.

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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights, if any, varies from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain or maintain patent and other intellectual property rights, or limitations on the use or loss of such rights, could result in a rapid loss of sales for any affected products which could be material to us. In some countries, including certain EU member states, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those countries. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. Absent relevant patent protection for a product, once the data exclusivity period expires, generic or alternative versions can be approved and marketed.

Generic and biosimilar product manufacturers as well as other groups seeking financial gain are also increasingly seeking to challenge patents before they expire, and we could face earlier-than-expected competition for any products at any time. Patents covering our key products have been, and are likely to continue to be, subject to validity, enforceability and infringement challenges in patent litigations and post-grant review patent office proceedings. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to successfully challenge our rights and launch their generic versions of our drugs prior to the expiration of our intellectual property rights. In addition, in order to avoid the uncertainty and expense of litigation, among other reasons, we may decide to enter into settlements with generic manufacturers that permit generic market entry prior to the expiration of our intellectual property rights. For example, we expect that some generic drug companies may market generic versions of Revlimid in the major European markets before the expiration of our intellectual property rights. In particular, as a result of patent settlements, we expect generic entry for Revlimid in the United Kingdom beginning on January 18, 2022, and in various other European countries where our Supplemental Protection Certificate is in force beginning on February 18, 2022. Similarly, in the U.S., following patent settlements, certain companies have been granted volume-limited licenses to sell generic lenalidomide in the U.S. commencing in March 2022 or thereafter.

In some cases, manufacturers may seek regulatory approval by submitting their own clinical study data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of the applicable patent(s) and/or before the final resolution of related patent litigation. In addition, some countries are allowing manufacturers to manufacture and sell generic products, which negatively impacts the protections afforded the Company. Lower-priced generics or biosimilars for BMS biologic products or competing biologics could negatively impact our volumes and prices.

In addition, both the U.S. Congress and the U.S. FDA have taken steps to promote the development and approval of generic drugs and biosimilar biologics. For example, in December 2019, the U.S. Congress enacted legislation intended to facilitate generic companies’ access to drug samples. Section 610 of the Further Consolidated Appropriations Act, 2020, provides generic and biosimilar developers a private right of action to obtain sufficient quantities of drug samples from the reference product’s manufacturer in order to conduct testing necessary to obtain approval for generic or biosimilar products. This law has the potential to have an adverse impact on our business.

There is no assurance that a particular product will enjoy market exclusivity for the full time period that appears in the estimates disclosed in this 2021 Form 10-K or that we assume when we provide our financial guidance.

Certain novel approaches to the treatment of diseases, such as chimeric antigen receptor (“CAR”) T cell therapy, may present significant challenges and risks for us.
The development of novel approaches for the treatment of diseases, such as our acquisition in November 2019 of Celgene’s and Juno’s CAR T cell therapy programs, including Breyanzi (liso-cel) and Abecma (ide-cel), presents many new challenges and risks due to the unique nature of genetic modification of patient cells ex vivo using certain viruses to reengineer these cells to ultimately treat diseases, including obtaining regulatory approval from U.S. FDA and other regulatory agencies that have limited experience with the development of cellular therapies involving genetic modification of patient cells; developing and deploying consistent and reliable processes, while limiting contamination, for engineering a patient’s cells ex vivo and infusing genetically modified cells back into the patient; developing processes for the safe administration of cellular therapies, including long-term follow-up for patients receiving cellular therapies; and sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process our potential CAR T products. The use of reengineered cells as a potential cancer treatment is a recent development and may not be broadly accepted by the regulatory, patient or medical communities.

Further, we may not be able to satisfactorily establish the safety and efficacy or the reliability of these therapies through health authority approval, or demonstrate the potential advantages and side effects compared to existing and future therapies. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Furthermore, certain payment models could impact the financial feasibility of making CAR T cell therapies available in certain markets or by certain treatment sites, thereby limiting patient access. To date, only a few products that involve the genetic modification of patient cells have been approved for commercial sale. Moreover, the safety profiles of cellular therapies may adversely influence public perception and may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians and payers to subscribe to these novel treatment approaches. If we fail to overcome these and other challenges, or if significant adverse events are reported from similar therapies, our development of these novel treatment approaches may be hampered or delayed, which could adversely affect our future anticipated revenues and/or profitability related to these therapeutic programs. In addition, we could also face difficulties in manufacturing CAR T cell therapies, which could adversely affect our future anticipated revenues and/or profitability related to our CAR T cell therapies. See “—We could experience difficulties, delays and disruptions in the manufacturing, distribution and sale of our products.”

We face intense competition from other manufacturers and expect to see increasing market penetration of lower-priced generic products.
The future growth of BMS is dependent on the market access, uptake and expansion for marketed brands, new product introductions, new indications, product extensions and co-promotional activities with alliance partners. Competition is keen and as we lose exclusivity for some of our marketed brands lower-priced generic products will increasingly penetrate our markets. Generic challenges to our products can also arise at any time, and our patents may not prevent the emergence of generic competition for our products. For example, if we receive an adverse litigation decision in a country in the EU where our Eliquis composition of matter patents and related Supplementary Protection Certificates are being challenged (see “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies”), we may not be able to prevent generic apixaban products from being introduced in such country prior to our estimated minimum market exclusivity date. In some countries, patent protection is significantly weaker than in the United States or in the EU; political and social pressure has also pushed legislation and other measures that promote the use of generic and biosimilar products. In addition, we face competition from new products entering the market, particularly in IO. New products may have (i) lower prices, (ii) superior efficacy (benefit) or safety (risk) profiles (whether actual or perceived), (iii) technological advantages that may make such products more convenient to use, (iv) better insurance coverage or reimbursement levels, (v) more effective marketing programs and/or other differentiating factors that make it harder for our products to compete. We also face intense competition for external partnerships, joint ventures and acquisition targets that can help develop and bring new products to markets. Business combinations among our competitors and major third-party payers may increase competition for our products. If we are unable to compete successfully against our competitors’ products in the marketplace, this could have a material negative impact on our revenues and earnings.

We could experience difficulties, delays and disruptions in the manufacturing, distribution and sale of our products.
Our product supply and related patient access has been, and could in the future be, negatively impacted by difficulties, delays and disruptions in the manufacturing, distribution and sale of our products. Some of the difficulties, delays and disruptions include: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) our failure, or the failure of any of our vendors or suppliers, to comply with cGMP and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a supplier, including sole source or single source suppliers, to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe and with required quality; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; (vi) construction or regulatory approval delays for new facilities or the expansion of existing facilities, including those intended to support future demand for our biologics products, such as Opdivo; (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers to verify their authenticity in the supply chain; (viii) other manufacturing or distribution issues, including limits to manufacturing capacity and changes in the types of products produced, such as biologics, physical limitations or other business interruptions; and (ix) disruptions in supply chain continuity, including from market forces (such as the recent stress on global logistics), natural disasters (such as hurricanes), global disease outbreaks (such as COVID-19), acts of war or terrorism or other unforeseeable or unavoidable events that materially impact one or more of our facilities or a critical supplier.

In addition, manufacturing processes for novel cell-based therapies, such as CAR T cell therapies, are still evolving, and our processes may be more complicated or more expensive than the approaches taken by our current and future competitors. Our ability to source raw materials and supplies used to manufacture our CAR T cell therapies and to develop consistent and reliable manufacturing processes and distribution networks with an attractive cost of goods could impact future anticipated revenue and gross profit for our CAR T cell therapies. Furthermore, we may face challenges with sourcing raw materials and supplies for clinical and, if approved, commercial manufacturing. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates and marketed products to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material enters into and moves through the manufacturing process. As a result, even slight deviations at any point in the production process for our CAR T cell therapies or in material used in our CAR T cell therapies could result in loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to our CAR T cell therapies.

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
Current or future lawsuits, claims, proceedings and government investigations could preclude or delay the commercialization of our products or could adversely affect our operations, profitability, liquidity or financial condition, after any possible insurance recoveries where available. Such legal matters include (i) intellectual property disputes; (ii) adverse decisions in litigation, including product safety and liability, consumer protection and commercial cases; (iii) anti-bribery regulations, such as the U.S. Foreign Corrupt Practices Act or UK Bribery Act, including compliance with ongoing reporting obligations to the government resulting from any settlements; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) the alleged failure to fulfill obligations under supply contracts with the government and other customers or under other agreements relating to our business; (vi) product pricing and promotional matters; (vii) lawsuits and claims asserting, or investigations into, violations of securities, antitrust, Federal and state pricing, consumer protection, data privacy and other laws and regulations; (viii) environmental, health, safety and sustainability matters, including regulatory actions in response to climate change; and (ix) tax liabilities resulting from assessments from tax authorities.

We are subject to a variety of U.S. and international laws and regulations.
We are currently subject to a number of government laws and regulations and in the future, could become subject to new government laws and regulations. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect our business, our operating results and the financial condition of our Company. These laws and regulations control and regulate key aspects of our business including but not limited to (i) market access, pricing controls and discounting; (ii) tax liabilities, returns and payments;(iii) imports and other trade restrictions; (iv) intellectual property protection and enforcement; (v) good practice guidelines and regulations; (vi) accounting standards; (vii) data storage and privacy, particularly in the EU and the U.S.; (viii) requirements for reporting payments and other value transfers to healthcare professionals; and (ix) compliance with anti-bribery and anti-corruption practices of the U.S. and other countries.

In addition, the U.S. healthcare industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or governmental decisions. For example, the U.S. FDA has indicated it is undertaking an industry-wide review of indications that received accelerated approval and for which the confirmatory studies did not meet their primary endpoints. This is not specific to the Company, but in December 2020, we announced that we withdrew Opdivo (nivolumab) indication for the treatment of patients with SCLC whose disease has progressed after platinum-based chemotherapy and at least one other line of therapy, which had been granted as an accelerated approval in 2018. This action was taken in consultation with the U.S. FDA in accordance with its standard procedures for evaluating accelerated approvals that have not met their post-marketing requirements and as part of a broader industry-wide evaluation. Also, we anticipate continued U.S. congressional interest in modifying provisions of the Affordable Care Act, particularly given the ruling in Texas v. Azar to invalidate the law as unconstitutional. The revenues that we generate by the health insurance exchanges and Medicaid expansion under the Affordable Care Act are not material, so the impact of the change in law and similar recent administration actions is expected to be limited. Any future replacement, modification or repeal of the Affordable Care Act may adversely affect our business and financial results, particularly if the legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Changes to tax regulations could negatively impact our earnings.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax laws and regulations can and do occur. Most recently, the Tax Cuts and Jobs Act of 2017 reduced the U.S. tax rate to 21% and introduced broad and complex changes resulting in numerous new regulations and interpretations. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. We have faced, and may continue to face, audit challenges on how we apply a tax law or regulation. The ultimate resolution of any tax matters may result in payments greater or less than amounts accrued, which could have a negative impact on our provision for income taxes. In addition, our future earnings could be negatively impacted by further changes in tax legislation, including changes in tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, increase taxing of certain excess income from intellectual property, revising tax law interpretations in domestic or foreign jurisdictions, changes in rules for earnings repatriations and changes in other tax laws in the U.S. or other countries. Notably, in July and October 2021 OECD/G20 Inclusive Framework agreed on the general rules for redefined jurisdictional taxation rights and a global minimum tax. Further details regarding implementation of these rules are expected and if implemented could have a material impact on our tax provision and results of operations.

The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, alliance partners and other third parties to research, develop, manufacture, commercialize, co-promote and sell our products, manage certain marketing, human resource, finance, IT, data and other business unit and functional services and meet their contractual, regulatory and other obligations. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements, for example, in relation to the outsourcing of significant clinical development activities for innovative medicines to some contract research organizations; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) they may incur a significant cyberattack or business disruption; (vi) they may be subject to government orders or mandates that require them to give priority to the government and set aside pre-existing commercial orders; (vii) disputes may arise with respect to ownership of rights to technology developed with our partners; and (viii) disagreements could cause delays in, or termination of, the research, development or commercialization of the product or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risks, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risks given current legal and regulatory environments. The failure of any critical third party to meet its obligations, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors, could have a material adverse impact on our operations and results. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations, including the local pharmaceutical code, U.S. Foreign Corrupt Practice Act, UK Bribery Act, the EU’s General Data Protection Regulation, and other similar laws and regulations, during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit drug or a product diverted from its authorized market may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name or diverted products. The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce, which increased during the COVID-19 pandemic, greatly enhancing consumers’ ability to obtain prescriptions and other medical treatments via the internet in lieu of traditional brick and mortar pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams because of the anonymity it affords counterfeiters.

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
We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. As the COVID-19 pandemic continues to progress, we have observed an increase in cybersecurity incidents across the industry, predominantly ransomware and social engineering attacks. Further, government entities have also been the subject of cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of cyber-attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we maintain cyber insurance, this insurance may not, however, be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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
We derive a majority of our revenue and earnings from several key products. We expect that Revlimid, Eliquis, and Opdivo will represent a significant percentage of our revenue, earnings and cash flows during the next few years. A reduction in revenue from any of these products could adversely impact our earnings and cash flows. Also, if one of our major products were to become subject to issues such as loss of patent protection, significant changes in demand, formulary access changes, material product liability, unexpected side effects, regulatory proceedings, negative publicity, supply disruption from our manufacturing operations or third-party supplier or a significant advancement of competing products, we may incur an adverse impact on our business, financial condition, results of operations or trading price of our stock.

Third-party royalties represent a significant percentage of our pretax income and operating cash flow.
We have entered into several arrangements which entitle us to potential royalties from third parties for out-licensed intellectual property, commercialization rights and sales-based contingent proceeds related to the divestiture of businesses. In many of these arrangements we have minimal, if any, continuing involvement that contribute to the financial success of those activities. Royalties have continued to represent a significant percentage of our pretax income, including royalties related to the divestiture of our diabetes business (including the transfer of certain future royalty rights pertaining to Amylin, Onglyza* and Farxiga* product sales), out-licensed intellectual property and the Merck patent infringement settlement. Pretax income generated from royalties was approximately $1.9 billion in 2021. Our pretax income could be adversely affected if the royalty streams decline in future periods.

Failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio actions could adversely impact our future results. In addition, any businesses or assets that we acquire in the future may underperform, we may not be able to successfully integrate them into our existing business and the occurrence of a number of unexpected factors could prevent or substantially delay the consummation of an anticipated acquisition, divestiture or merger.
We have acquired, or in-licensed, a number of assets and we expect to continue to support our pipeline with compounds or products obtained through licensing and acquisitions. Future revenues, profits and cash flows of an acquired company’s products, technologies and pipeline candidates may not materialize due to low product uptake, delayed or missed pipeline opportunities, the inability to capture expected synergies resulting from cost savings and avoidance, increased competition, safety concerns, regulatory issues, supply chain problems or other factors beyond our control. Substantial difficulties, costs and delays could result from integrating our acquisitions, including for (i) R&D, manufacturing, distribution, sales, marketing, promotion and information technology activities; (ii) policies, procedures, processes, controls and compliance; and (iii) tax considerations. Where we acquire debt or equity securities as all or part of the consideration for business development activities, such as in connection with a joint venture or acquisition, the value of those securities will fluctuate and may depreciate in value. We may not control the company in which we acquire securities, such as in connection with a collaborative arrangement, and as a result, we will have limited ability to determine its management, operational decisions, internal controls and compliance and other policies, which can result in additional financial and reputational risks.

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

We might also incur asset impairment charges related to acquisitions or divestitures that reduce our earnings. The value allocated to certain of our assets could be substantially impaired due to a number of factors beyond our control. New or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results.

If the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact our financial condition, cash flows and results of operations. Moreover, due to the substantial amount of debt that we incurred to finance the cash portion of the Celgene and MyoKardia acquisitions, there can be no assurance of when we will be able to expand our business development capacity. Although we are committed to reducing our debt, pursuing strategic transaction opportunities in future may require us to obtain additional equity or debt financing, and could result in increased leverage and/or a downgrade of our credit ratings.

Failure to attract and retain highly qualified workforce could affect our ability to successfully develop and commercialize products.
Our success is largely dependent on our continued ability to (i) attract and retain highly qualified scientific, technical and management workforce, including people with expertise in clinical R&D, governmental regulation and commercialization, and (ii) in connection with our Celgene acquisition, integrate two unique corporate cultures and maintain employee morale. We are facing increasing competition for a limited pool of qualified individuals from numerous pharmaceutical and biotechnology companies, universities, government entities, research institutions, companies seeking to enter the healthcare space, and companies in other industries. We cannot be sure that we will be able to retain quality talent or that the costs of doing so will not materially increase.

Market, Liquidity and Credit Risks

Our significant additional indebtedness that we incurred in connection with the Celgene and MyoKardia acquisitions could have negative consequences.
Our acquisitions of Celgene and MyoKardia increased the amount of our debt resulting in additional interest expense. This could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends.

Adverse changes in U.S. and global economic and political conditions could adversely affect our profitability.
Global economic and political risks pose significant challenges to a company’s growth and profitability and are difficult to mitigate. We generated approximately 37% of our revenues outside of the U.S. in 2021. As such, our revenues, earnings and cash flow are exposed to risk from a strengthening U.S. dollar and inflation in the U.S. For instance, if inflation or other factors were to significantly increase our business costs, it could adversely affect our revenues and profitability. We also have exposure to customer credit risks in Europe, South America and other markets including from government-guaranteed hospital receivables in markets where payments are not received on time. We have significant operations in Europe, including for manufacturing and distribution. The results of our operations could be negatively impacted by any member country exiting the eurozone monetary union or EU. In particular, the exit of the UK from the EU, which occurred on January 31, 2020, has created uncertainties affecting our business operations in the UK and the EU and may have an impact on our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products and may require changes to our legal entity structure in the UK and the EU. In addition, there is currently uncertainty around the phase out of LIBOR. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. However, in March 2021, the ICE Benchmark Administration, in its capacity as administrator of USD-LIBOR, announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) until June 30, 2023. Notwithstanding this extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use USD-LIBOR as a reference rate as soon as practicable, but no later than December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate ("SOFR"). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR and whether one-month, three-month, six‑month, and twelve-month USD LIBOR rates will continue to be published until June 2023. We have issued variable rate debt based on LIBOR and have undertook interest rate swaps that contain a variable element based on LIBOR. We have also entered into certain agreements and have amended certain other agreements to rely on SOFR as an alternative interest rate method to LIBOR and we cannot predict what the impact of these agreements and amendments and SOFR could have on us. Although SOFR appears to be the preferred replacement rate for USD LIBOR at this time, if the financial market coalesces around an alternative benchmark rate method to LIBOR that is different than SOFR, we may need to renegotiate these agreements and may be negatively impacted by the renegotiated terms, which may adversely affect our interest rates and result in higher borrowing costs that we cannot predict. In addition, the phase out or replacement of LIBOR could cause disruptions in the credit markets that leads to a downgrade of our current credit rating, which could increase our future borrowing costs and our cost of capital, impair our ability to access capital and credit markets on terms commercially acceptable to us and adversely affect our liquidity and capital resources.

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

General Risks

The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.
The COVID-19 pandemic is affecting how we operate our business. In response to the COVID-19 pandemic, international, federal, state and local public health and governmental authorities have taken, and continue to take, a number of actions to limit the spread of COVID-19 and address related disruptions in the U.S. and global economy. Since the beginning of the COVID-19 pandemic, we have seen changes in demand for some of our products driven by lower patient starts and visits. However, while the COVID-19 pandemic continues to impact our revenues, our results of operations have thus far not been significantly impacted. If the negative impact from the COVID-19 pandemic extends beyond our assumed timelines, our results may be worse than expected. The full extent of the impact will depend on future developments such as the ultimate duration and the severity of the spread of COVID-19 and any variant strains in the U.S. and globally, the effectiveness and outreach of vaccines, the effectiveness of federal, state, local and international governments’ mitigation actions, the pandemic’s impact on the U.S. and global economies, changes in the behavior of patients and medical professionals, the timing for resumption to our normal operations, as well as developments affecting healthcare and the delivery of medicines to patients.

While we have not experienced any significant manufacturing or supply issues due to COVID-19, it is possible that we could experience these issues in the future, which could negatively impact our business and results of operations. For instance, we may experience scarcity of certain raw materials and components as a result of the influx of COVID-19 vaccine orders receiving priority treatment from vendors. Similarly, highly contagious variants of COVID-19 could create material staffing shortages at our manufacturing sites which could disrupt the supply of our products. It is also possible that we may experience supply chain interruptions as a result of quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline and cargo capacity and route reductions. In addition, if a natural disaster or other potentially disruptive event occurs on top of the current pandemic, it could deplete our safety stock levels and we could experience a manufacturing, supply or distribution issue.

We have restarted in-person interactions by our customer-facing (field) personnel in health care settings in the U.S. and a number of other markets. If we determine that it is no longer safe to engage in these in-person interactions, we will likely return to a remote model of engagement. This transition could have a negative impact on our business. It is also possible that there could be a longer-lasting shift in interactions between field personnel and health care professionals that we have not anticipated, which could have a negative impact on our business and results of operations.

In addition, while the impact of COVID-19 on enrollment in our clinical trials stabilized in 2021, we can continue to experience delays in the initiation and enrollment of patients in our clinical trials due to new variants of COVID-19. We may not be able to fully mitigate these delays, which could negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. In addition, we could experience additional delays or difficulties enrolling patients in clinical trials and/or delays or difficulties with our ongoing, fully enrolled clinical trials, which could further negatively impact the timing of our pipeline development programs and expected future revenues and/or cash flows. A prolonged clinical trial delay could potentially have a significant negative effect on our business, particularly if new competitive products enter the market or clinical trial results for our competitors’ products affect the value proposition for our product. Any such delays or difficulties in clinical development could also potentially lead to a material impairment of our intangible assets, including the approximately $42.5 billion of intangible assets as of December 31, 2021. In addition, although research and early development activities performed in laboratories have resumed, they were suspended for a period of time, which negatively impacted the advancement of early pipeline assets. We have plans to mitigate this impact, but if we are not be able to fully mitigate it, the breadth of our future pipeline opportunities could be adversely affected.

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

The COVID-19 pandemic also increased the volatility of the financial markets, foreign currency exchanges and interest rates. In addition, we are facing and could continue to face potential other negative consequences stemming from the COVID-19 pandemic, including but not limited to increased cyber threats to us and our partners such as phishing, social engineering and malware attacks, delays in planned integration milestones and ability to collect our receivables. It is possible that COVID-19 could exacerbate any of the other risks described in this 2021 Form 10-K as well.

At this time, we cannot predict the full extent of the negative impact that the COVID-19 pandemic will have on our business, financial condition, results of operations and/or cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
Our principal executive offices are located at 430 East 29th Street, 14th Floor, New York, NY. We own or lease manufacturing, R&D, administration, storage and distribution facilities at approximately 195 sites worldwide. We believe our manufacturing properties, in combination with our third-party manufacturers, are in good operating condition and provide adequate production capacity for our current and projected operations. We also believe that none of our properties is subject to any material encumbrance, easement or other restriction that would detract materially from its value or impair its use in the operation of the business. For further information about our manufacturing properties, refer to “Item 1. Business—Manufacturing and Quality Assurance.”

Our significant manufacturing and R&D locations by geographic area were as follows at December 31, 2021:

	Manufacturing	R&D
United States	6	10
Europe	2	1
Total	8	11

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART IA

Information about our Executive Officers

Listed below is information on our executive officers as of February 9, 2022. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next Annual Meeting of Shareholders, and thereafter, are elected for a one-year term or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Name and Current Position	Age	Employment History for the Past 5 Years
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer Member of the Leadership Team	57	2015 to 2017 – Chief Executive Officer and Director of the Company 2017 to present – Chairman of the Board and Chief Executive Officer
Christopher Boerner, Ph.D. Executive Vice President, Chief Commercialization Officer Member of the Leadership Team	51	2015 to 2017 – President and Head of U.S. Commercial 2017 to 2018 – President and Head, International Markets 2018 to present – Executive Vice President, Chief Commercialization Officer
David V. Elkins Executive Vice President and Chief Financial Officer Member of the Leadership Team	53	2014 to 2017 – Group Vice President and Chief Financial Officer, Consumer and Consumer Medicines, Johnson & Johnson
2017 to 2018 – Worldwide Vice President and Chief Financial Officer, Consumer Products, Medical Devices and Corporate Functions, Johnson & Johnson
2018 to 2019 – Chief Financial Officer, Celgene
		2019 to present – Executive Vice President and Chief Financial Officer
Samit Hirawat, M.D. Executive Vice President, Chief Medical Officer, Global Drug Development Member of the Leadership Team	53	2017 to 2019 – Executive Vice President, Head of Oncology Development, Novartis 2019 to present – Executive Vice President, Chief Medical Officer, Global Drug Development
Sandra Leung Executive Vice President, General Counsel Member of the Leadership Team	61	2015 to present – Executive Vice President, General Counsel
Greg Meyers Executive Vice President, Chief Digital and Technology Officer Member of the Leadership Team	49	2014 to 2018 – Corporate Vice President and Chief Information Officer, Motorola Solutions
2018 to 2022 – Group Chief Information and Digital Officer, Syngenta Group
		2022 to present – Executive Vice President, Chief Digital and Technology Officer
Elizabeth A. Mily Executive Vice President, Strategy & Business Development Member of the Leadership Team	54	2010 to 2020 – Managing Director, Barclays Investment Bank 2020 to present – Executive Vice President, Strategy & Business Development
Ann M. Powell Executive Vice President, Chief Human Resources Officer Member of the Leadership Team	56	2016 to 2019 – Senior Vice President, Chief Human Resources Officer 2019 to present – Executive Vice President, Chief Human Resources Officer
Karen Santiago Senior Vice President and Corporate Controller	51	2016 to 2018 – Lead, Enabling Functions and Finance Transformation 2018 to present – Senior Vice President and Corporate Controller
Louis S. Schmukler Executive Vice President and President, Global Product Development and Supply Member of the Leadership Team	66	2011 to 2017 – President, Global Product Development and Supply
2017 to 2019 – Senior Vice President and President, Global Product Development and Supply
		2019 to present – Executive Vice President and President, Global Product Development and Supply
Rupert Vessey, M.A., B.M., B.Ch., F.R.C.P., D.Phil. Executive Vice President, Research and Early Development Member of the Leadership Team	57	2015 to 2019 – President of Research and Early Development, Celgene 2019 to present – Executive Vice President, Research and Early Development
Paul von Autenried Executive Vice President, Chief Information Officer Member of the Leadership Team	60	2016 to 2019 – Senior Vice President, Chief Information Officer 2019 to present – Executive Vice President, Chief Information Officer
Michelle Weese Executive Vice President, Corporate Affairs Member of the Leadership Team	51	2009 to 2018 – Founder/Chief Executive Officer, Strat-igence, Inc. 2018 to 2021 – General Secretary, North America, Danone 2021 to present – Executive Vice President, Corporate Affairs

PART II

Item 3.	LEGAL PROCEEDINGS.
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 19. Legal Proceedings and Contingencies” and is incorporated by reference herein.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND OTHER STOCKHOLDER MATTERS.
Bristol Myers Squibb common stock is traded on the New York Stock Exchange (Symbol: BMY).

Holders of Common Stock

The number of record holders of our common stock at January 31, 2022 was 34,417.

The number of record holders is based upon the actual number of holders registered on our books at such date based on information provided by EQ Shareowner Services, our transfer agent, and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Equity Compensation Plan Information

Information required by this item will be contained in our 2022 Proxy Statement under the heading “Items to be Voted Upon—Item 2—Advisory Vote to Approve the Compensation of our Named Executive Officers-Equity Compensation Plan Information,” which information is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total stockholders’ returns of our common shares with the cumulative total stockholders’ returns of the companies listed in the Standard & Poor’s 500 Index ("S&P 500 Index") and a composite peer group of major pharmaceutical companies comprised of AbbVie, Amgen, AstraZeneca, Biogen, Gilead, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Pfizer, Roche and Sanofi. The graph assumes $100 investment on December 31, 2016 in each of our common shares, the S&P 500 Index and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2017, 2018, 2019, 2020 and 2021. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	2016	2017	2018	2019	2020	2021
Bristol Myers Squibb	$100.00	$107.71	$93.82	$119.84	$120.33	$123.80
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	115.24	126.80	148.69	151.70	186.71

Issuer Purchases of Equity Securities

The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
October 1 to 31, 2021	820,228	$58.48	—	$2,919
November 1 to 30, 2021	27,082,219	58.35	26,993,376	1,344
December 1 to 31, 2021	20,925,321	56.77	20,706,814	15,169
Three months ended December 31, 2021	48,827,768		47,700,190
(a)    Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive program.
(b)    In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. In October 2016, the Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock and in November 2019 further increased its authorization for the repurchase of our common stock by approximately $7.0 billion. In February 2020, the Board of Directors approved an increase of $5.0 billion to the total outstanding share repurchase authorization. In January and December 2021, the Board of Directors approved an increase of $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization. The remaining share repurchase capacity under the program was approximately $15.2 billion as of December 31, 2021. Refer to “Item 1. Financial Statements-Note 16. Equity” for information on the share repurchase program.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this 2021 Form 10-K to enhance the understanding of our results of operations, financial condition and cash flows.

The comparison of 2020 to 2019 results has been omitted from this Form 10-K and is incorporated by reference from our Form 10-K for the year ended December 31, 2020—“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed on February 10, 2021.

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Refer to the Summary of Abbreviated Terms at the end of this 2021 Form 10-K for terms used throughout the document.

In 2021, we obtained more than 20 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including regulatory approvals of Breyanzi and Abecma in hematology malignancies, the first approvals of our cell therapy portfolio. In support of our continued investment in our cell therapy portfolio, we are expanding our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts, and Leiden, Netherlands. We continue to see momentum in our immuno-oncology portfolio with additional approvals for both Opdivo and Opdivo+Yervoy in various indications (e.g. adjuvant bladder, gastric cancer, gastroesophageal junction cancer, esophageal adenocarcinoma and RCC) and the return to growth of Opdivo. Our portfolio in immunology has expanded with the FDA approval of Zeposia for the treatment of adults with moderately to severely active UC and we have an important opportunity for deucravacitinib, our TYK2 inhibitor, for the treatment of psoriasis and other immune-mediated diseases. We bolstered our leading cardiovascular franchise by adding mavacamten with the acquisition of MyoKardia in 2020. In 2021, the FDA accepted the NDA for mavacamten for patients with symptomatic obstructive HCM and assigned a revised PDUFA goal date of April 28, 2022.

In 2021, our revenues increased 9%, due to Eliquis, Opdivo/Yervoy, our recently launched new products, Revlimid and foreign exchange. The GAAP EPS of $3.12 in 2021 as compared to the GAAP loss per share of $3.99 in 2020 was primarily due to (i) IPRD and other charges resulting from the MyoKardia asset acquisition in 2020, (ii) other specified items including lower unwinding of inventory purchase price adjustments and other income related to equity investments and contingent value rights and (iii) internal transfers of certain intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition resulting in a tax benefit in 2021 and a tax charge in 2020. After adjusting for specified items, non-GAAP EPS increased $1.07 due to higher revenues, partially offset by higher expenses to support product launches and the overall portfolio.

Highlights

The following table summarizes our financial information:

	Year Ended December 31,
Dollars in Millions, except per share data	2021	2020
Total Revenues	$46,385	$42,518

Diluted Earnings/(Loss) Per Share
GAAP	$3.12	$(3.99)
Non-GAAP	7.51	6.44

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

Economic and Market Factors

COVID-19

In response to the COVID-19 pandemic, international, federal, state and local public health and governmental authorities have taken, and continue to take, a number of actions to limit the spread of COVID-19 and address related disruptions in the U.S. and global economy. While we continue to experience impacts on revenues from COVID-19 primarily due to lower new patient starts and patient visits, the pandemic has not significantly impacted our results of operations. The situation remains dynamic and it is difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The future financial and operational impact of the COVID-19 pandemic on BMS will depend on future developments such as the ultimate duration and the severity of the spread of COVID-19 and any variant strains in the U.S. and globally, the effectiveness and outreach of vaccines, the effectiveness of federal, state, local and international government's mitigation actions, the pandemic's impact on the U.S. and global economies, changes in the behavior of patients and medical professionals and the timing for resumption to our normal operations, as well as developments affecting healthcare and the delivery of medicines to patients. See “Part I—Item 1A. Risk Factors—General Risks—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us.”

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
•As a science-based company, we have a social responsibility to help reduce the spread of the virus. Vaccinations are required for generally all of our employees in the U.S. and Puerto Rico subject to any local regulations which limit or restrict vaccine mandates, and we are encouraged that as of January 5, 2022 approximately 99% of our employees in these regions are vaccinated against COVID-19. Requests for medical or religious accommodations are also considered on an individual basis. Although local regulations and conditions in other ex-U.S. jurisdictions may limit or restrict vaccine mandates, we are committed to implementing similar requirements in other markets wherever possible.
•As we return workers to the office, we will continue to assess the need to require weekly asymptomatic testing, mask wearing, and physical distancing of all colleagues onsite at our facilities in the U.S. and Puerto Rico. We also keep our workforce safe by conducting regular deep cleaning of our sites.
•Our manufacturing sites have remained open throughout the pandemic supported by on site personnel. We have taken a thoughtful and phased approach to bringing the rest of our workforce back to our 195 plus sites around the world, guided by the following principles:
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

Supply of Our Medicines and Support to Patients, Physicians and Advocacy Groups

•An important element of keeping our promise to patients, their families and our healthcare providers is to ensure that our supply chain is robust and carefully managed. Our clinical and commercial supply chain teams have proactively used mitigation plans to ensure our products reach our markets, clinical sites and patients over the past months. Thanks to these efforts, we have not seen any significant disruptions in our clinical or commercial supply chain due to the pandemic.
•We recognize this remains a challenging time for everyone, and we know patients may be facing additional hardships. Our existing patient support programs are available to help eligible patients in the U.S. who have been prescribed a Bristol Myers Squibb medicine and have lost employment and health insurance due to the COVID-19 pandemic. Under these programs, eligible patients are provided certain Bristol Myers Squibb medicines for free.
•All of our U.S. and Puerto Rico personnel are currently required to be vaccinated to interact with customers, vendors and people at our clinical trial sites. We are also continuing to employ remote interactions as appropriate to ensure continued support for healthcare professionals, patient care, and access to our medicines across our global markets.

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

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, Congress is currently considering a number of different proposals that would potentially: (i) allow the government to set or negotiate prices for prescription drugs, including benchmarking those prices to prices paid in other countries, (ii) penalize manufacturers for price increases beyond inflationary measures, (iii) redesign the Part D benefit with new out of pocket limits for patients and new mandated discounts for manufacturers, and (iv) change U.S. income tax laws resulting in an increase to our income tax expense, including through increased taxation of our international operations. The outcome of these Congressional actions remains highly uncertain. In addition, the OECD recently reached agreement on a global minimum tax pursuant to which countries are expected to implement changes to their tax laws and updates to international tax treaties. See risk factor on the Company’s risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” and “—Changes to tax regulations could negatively impact our earnings.”

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2021:

Product	Date	Approval

Orencia	December 2021
FDA approval of Orencia for the prevention, of aGvHD, in combination with a calcineurin inhibitor and methotrexate, in adults and pediatric patients two years of age and older undergoing hematopoietic stem cell transplantation from a matched or one allele-mismatched unrelated donor.

Opdivo	December 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for the treatment of cancer of unknown primary.

Opdivo	November 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for the first-line treatment of unresectable advanced or recurrent gastric cancer in combination with chemotherapy.

Opdivo	November 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for the adjuvant treatment of esophageal cancer.

Zeposia	November 2021	EC approval for Zeposia for the treatment of adults with moderately to severely active UC.

Opdivo	October 2021
EC approval of Opdivo in combination with fluoropyrimidine- and platinum-based combination chemotherapy for the first-line treatment of adult patients with HER2-negative advanced or metastatic gastric, gastroesophageal junction, or esophageal adenocarcinoma whose tumors express PD-L1 with a combined positive score ≥ 5.

Opdivo	September 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for first line gastric cancer and adjuvant esophageal cancer.

Opdivo	August 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo for the treatment of pediatric patients with recurrent or refractory classical Hodgkin lymphoma.

Opdivo	August 2021	Japan’s Ministry of Health, Labour and Welfare approval of the combination therapy Opdivo and CABOMETYX* for the treatment of unresectable or metastatic RCC.

Opdivo	August 2021
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

Opdivo+Yervoy	June 2021	EC approval of Opdivo plus Yervoy for the first-line treatment of adults with unresectable malignant pleural mesothelioma.

Zeposia	May 2021	FDA approval of Zeposia for the treatment of adults with moderately to severely active UC.

Opdivo+Yervoy	May 2021	Japan’s Ministry of Health, Labour and Welfare approval of Opdivo and Yervoy in combination therapy for the first-line treatment of unresectable advanced or recurrent malignant pleural mesothelioma.

Product	Date	Approval

Opdivo	May 2021
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

The following is a summary of the significant approvals received in 2022:
•In January 2022, Japan's Ministry of Health, Labour and Welfare approved Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma, who have received at least three prior therapies.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2021 and in early 2022.

Strategy

Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and neurology. Our priorities are to continue to renew and diversify our portfolio through launching our new product portfolio, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to reducing our debt and returning capital to shareholders.

We are developing new medicines in the following core therapeutic areas: (i) oncology with a priority in certain tumor types; (ii) hematology with opportunities to broaden our franchise and potentially sustain a leadership position in multiple myeloma; (iii) immunology with priorities in relapsing multiple sclerosis, psoriasis, psoriatic arthritis, lupus, RA and inflammatory bowel disease; (iv) cardiovascular disease and; (v) fibrotic disease with priorities in lung and liver. We continue to advance the next wave of innovative medicines by investing significantly in our pipeline both internally and through business development activities. We have expanded our oncology, hematology and immunology portfolios with several near-term assets and additional external partnerships. We have invested in our oncology portfolio by pursuing both monotherapy and combination approaches and advancing our next wave of early assets and to explore new collaboration opportunities across our therapeutic areas of focus. We remain focused and well-resourced in our cancer development programs and seek to broaden the use of Opdivo in earlier lines of therapy, expand into new tumors, accelerate next wave oncology mechanisms and develop treatment options for refractory oncology patients. We are further strengthening our IO portfolio with another opportunity of relatlimab in a fixed dose combination with nivolumab for the treatment of melanoma and expanded opportunities in adjuvant melanoma, lung, liver and CRC. For hematology, we have opportunities to launch several new medicines in the near-term with additional pipeline opportunities in the longer term. There is a broad effort to continue to address the unmet medical need in multiple myeloma and we are working across multiple modalities and mechanisms of action such as cereblon modulators (“CELMoDs”), T-cell Engagers and CAR T-cell therapies.

Beyond cancer, we continue to advance our early stage portfolio in immunology, cardiovascular and neuroscience diseases and strengthen our partnerships with a diverse group of companies and academic institutions in new and expanded research activities. We believe our differentiated internal and external focus contributes to the advancing of our pipeline of potentially transformational medicines. For immunology with deucravacitinib, our selective TYK2, there is opportunity to be a medicine that could treat multiple immune-mediated diseases. The FDA has accepted our NDA for deucravacitinib for the treatment of adults with moderate to severe plaque psoriasis and has set a PDUFA goal date of September 10, 2022. We are expanding our portfolio for cardiovascular disease with our alliance partnership with Janssen where we are advancing a next-generation antithrombotic medicine in milvexian. Additionally, through the acquisition of MyoKardia, we have added mavacamten, which has the potential to be a first-in-class medicine to treat the underlying cause of obstructive HCM. The FDA has accepted the NDA for mavacamten for this indication and assigned a revised PDUFA goal date of April 28, 2022.

Our commercial model has been successful with revenues from our key brands continuing to grow, which demonstrates strong execution of our strategy. We continue to drive adoption of Opdivo by expanding into additional indications and tumor types both as a monotherapy and in combination with Yervoy and other anti-cancer agents. Eliquis continues to grow, leveraging its best in class clinical profile and extensive real world data and is now the number one novel oral anticoagulant in total prescriptions globally. Revlimid and Pomalyst have not only transformed the treatment of multiple myeloma, but as we gained deeper understanding of the mechanism of action of Revlimid and Pomalyst, we have leveraged that knowledge to intentionally design novel CELMoD agents, iberdomide and CC-92480, to improve upon these earlier treatments. We are able to leverage our leading capabilities in hematological malignancies and our robust pipeline to provide opportunities for long-term growth to offset the impact of future patent expires for Revlimid and Pomalyst. We are building on the continued success of our other key brands and remain strongly committed to Orencia and Sprycel. We are also optimistic on the future growth and near-term opportunities of Reblozyl, Inrebic, Zeposia, Onureg, Breyanzi and Abecma. Through our operating model transformation, our commercial infrastructure is leveraged for potential growth.

We expect the growth in our in-line and new product portfolio will enable us to more than offset the expected decline in Revlimid, Abraxane and other products revenues due to their loss of market exclusivity through 2025.

Our operating model continues to evolve and we have been successful in focusing commercial, R&D and manufacturing resources on key brands and markets, strengthening our R&D capabilities in tumor biology, patient selection and new biomarkers, delivering leaner administrative functions and streamlining our manufacturing network to reflect the importance of biologics in our current and future portfolio. The evolution in our operating model, which focuses on maintaining a disciplined approach in marketing, selling and administrative expenses, will enable us to deliver the necessary strategic, financial and operational flexibility to invest in the highest priority opportunities within our portfolio. Through our Celgene acquisition restructuring activities, we expect to realize approximately $3.0 billion of synergies resulting from cost savings and avoidance through 2022 and our integration efforts across general and administrative, manufacturing, R&D, procurement and streamlining the Company's pricing and information technology infrastructure.

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

Acquisitions, Divestitures, Licensing and Other Arrangements

Significant acquisitions, divestitures, licensing and other arrangements during 2021 are summarized below. Refer to “Item 8. Financial Statements and Supplementary Data —Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

Agenus - We obtained a global exclusive license to Agenus’ proprietary bispecific antibody program, AGEN1777, that blocks TIGIT and an additional target. AGEN1777 is currently in a Phase I clinical trial.

Eisai - We commenced an exclusive global strategic collaboration with Eisai for the co-development and co-commercialization of MORAb-202, a selective folate receptor alpha antibody-drug conjugate being investigated in endometrial, ovarian, lung and breast cancers. MORAb-202 is currently in Phase I/II clinical trials for solid tumors.

Prothena - We exercised our option under the global neuroscience research and development collaboration for the exclusive U.S. rights to PRX005, an anti-tau antibody that specifically targets an area within the microtubule binding region for the potential treatment of Alzheimer’s disease. PRX005 is currently in a Phase I clinical trial.

Rockefeller University - We obtained a global exclusive license to develop, manufacture and commercialize Rockefeller University’s novel monoclonal antibody duo treatment that neutralizes the SARS-CoV-2 virus for treatment and potentially for prevention of COVID-19. Phase I clinical trials to assess dosing for IV and subcutaneous formulations and to assess safety have been completed by Rockefeller University. In May 2021, enrollment initiated in the Phase II study within the NIH ACTIV-2 protocol at a network of sites within the U.S. Phase II enrollment was completed in August 2021 and topline data is expected in the first quarter of 2022.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Year Ended December 31,		2021 vs. 2020
Dollars in Millions	2021	2020	% Change	Foreign Exchange(b)
United States	$29,214	$26,577	10%	—
Europe	10,687	9,853	8%	3%
Rest of the World	5,632	5,457	3%	1%
Other(a)	852	631	35%	—
Total	$46,385	$42,518	9%	1%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period revenues.

United States

•U.S. revenues in 2021 increased due to Eliquis, our recently launched new products, Revlimid and Opdivo/Yervoy. Average net selling prices increased by approximately 2% in 2021 compared to the same period a year ago.

Europe

•Europe revenues in 2021 increased due to Eliquis, Revlimid, Opdivo/Yervoy and foreign exchange, partially offset by lower demand for Mature and other brands. Average net selling prices were lower in 2021 compared to the same period a year ago.

Rest of the World

•Rest of the World revenues in 2021 increased due to Opdivo/Yervoy, Pomalyst/Imnovid and Eliquis, partially offset by lower revenues for Abraxane, due to manufacturing delays, and Mature and other brands. Average net selling prices were lower in 2021 compared to the same period a year ago.

No single country outside the U.S. contributed more than 10% of total revenues in 2021 and 2020. Our business is typically not seasonal.

GTN Adjustments

We recognize revenue net of GTN adjustments that are further described in “—Critical Accounting Policies.”

The activities and ending reserve balances for each significant category of GTN adjustments were as follows:

	Year Ended December 31, 2021
Dollars in Millions	Charge-Backs and Cash Discounts	Medicaid and Medicare Rebates	Other Rebates, Returns, Discounts and Adjustments	Total
Balance at January 1, 2021	$645	$2,595	$3,093	$6,333
Provision related to sales made in:
Current period	7,251	9,581	6,329	23,161
Prior period	2	(207)	(114)	(319)
Payments and returns	(7,158)	(8,763)	(5,963)	(21,884)
Foreign currency translation and other	(17)	—	(152)	(169)
Balance at December 31, 2021	$723	$3,206	$3,193	$7,122

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Year Ended December 31,		% Change
Dollars in Millions	2021	2020	2021 vs. 2020
Gross product sales	$67,897	$60,016	13%
GTN Adjustments
Charge-backs and cash discounts	(7,253)	(5,827)	24%
Medicaid and Medicare rebates	(9,374)	(7,595)	23%
Other rebates, returns, discounts and adjustments	(6,215)	(5,273)	18%
Total GTN Adjustments	(22,842)	(18,695)	22%
Net product sales	$45,055	$41,321	9%

GTN adjustments percentage	33%	31%	2%
U.S.	40%	37%	3%
Non-U.S.	17%	16%	1%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $319 million and $106 million for 2021 and 2020, respectively. The reductions to provisions in 2021 was primarily related to Eliquis coverage gap discounts. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Year Ended December 31,		% Change
Dollars in Millions	2021	2020	2021 vs. 2020

Revlimid	$12,821	$12,106	6%
U.S.	8,695	8,291	5%
Non-U.S.	4,126	3,815	8%

Eliquis	10,762	9,168	17%
U.S.	6,456	5,485	18%
Non-U.S.	4,306	3,683	17%

Opdivo	7,523	6,992	8%
U.S.	4,202	3,945	7%
Non-U.S.	3,321	3,047	9%

Pomalyst/Imnovid	3,332	3,070	9%
U.S.	2,249	2,136	5%
Non-U.S.	1,083	934	16%

Orencia	3,306	3,157	5%
U.S.	2,410	2,268	6%
Non-U.S.	896	889	1%

Sprycel	2,117	2,140	(1)%
U.S.	1,297	1,295	—
Non-U.S.	820	845	(3)%

Yervoy	2,026	1,682	20%
U.S.	1,265	1,124	13%
Non-U.S.	761	558	36%

Abraxane	1,181	1,247	(5)%
U.S.	898	873	3%
Non-U.S.	283	374	(24)%

Reblozyl	551	274	**
U.S.	485	259	87%
Non-U.S.	66	15	**

Empliciti	334	381	(12)%
U.S.	200	230	(13)%
Non-U.S.	134	151	(11)%

Abecma	164	—	N/A
U.S.	158	—	N/A
Non-U.S.	6	—	N/A

Zeposia	134	12	**
U.S.	99	10	**
Non-U.S.	35	2	**

Breyanzi	87	—	N/A
U.S.	84	—	N/A
Non-U.S.	3	—	N/A

	Year Ended December 31,		% Change
Dollars in Millions	2021	2020	2021 vs. 2020

Inrebic	74	55	35%
U.S.	67	55	22%
Non-U.S.	7	—	N/A

Onureg	73	17	**
U.S.	69	17	**
Non-U.S.	4	—	N/A

Mature and other brands	1,900	2,217	(14)%
U.S.	580	589	(2)%
Non-U.S.	1,320	1,628	(19)%

Total Revenues	46,385	42,518	9%
U.S.	29,214	26,577	10%
Non-U.S.	17,171	15,941	8%
** Change in excess of 100%.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues increased 5% in 2021 due to higher average net selling prices and higher demand.

•International revenues increased 8% in 2021 due to higher demand and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased by 5%.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. In the EU, licenses have been granted to third parties to market generic lenalidomide products prior to expiry of our patent and supplementary protection certificate rights beginning in the UK in January 2022 and in various other major market European countries (e.g. France, Germany, Italy and Spain) where our supplementary protection certificate is in force beginning in February 2022. In Japan, the estimated minimum market exclusivity date is based on a composition of matter patent, which expires in July 2022. Global revenues for Revlimid are expected to decline to approximately $9.5 billion to $10.0 billion in 2022.

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 18% in 2021 due to higher demand. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters which result in lower revenues during the second half of the year.

•International revenues increased 17% in 2021 due to higher demand and foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues increased by 14%.

•In September 2021, the Bristol Myers Squibb-Pfizer Alliance announced that the Court of Appeals for the Federal Circuit affirmed the U.S. District Court’s August 2020 decision finding the composition of matter patent and formulation patent covering Eliquis valid and infringed. Given the decision, the earliest that generic manufacturers are permitted to launch their apixaban products is April 1, 2028, subject to additional challenges.

Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers may seek to market generic versions of Eliquis in Europe prior to the expiration of our patents, which may lead to additional, infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 19. Legal Proceedings and Contingencies—Intellectual Property” for further information.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM and stomach. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

•U.S. revenues increased 7% in 2021 due to higher demand across multiple therapies including the Opdivo+Yervoy combinations in NSCLC, Opdivo+CABOMETYX* combination in kidney cancer and Opdivo in various gastric and esophageal cancers and higher average net selling prices, partially offset by declining second-line eligibility across tumor indications and increased competition.

•International revenues increased 9% in 2021 due to higher demand and foreign exchange impacts of 2%, partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 7%.

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

•U.S. revenues increased 5% in 2021 due to higher average net selling prices and higher demand.

•International revenues increased 16% in 2021 due to higher demand and foreign exchange impacts of 2% partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 14%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderately to severely active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 6% in 2021 due to higher demand.

•International revenues remained consistent in 2021 due to foreign exchange impacts of 2%, offset by lower demand. Excluding foreign exchange impacts, revenues decreased by 1%.

•In the U.S. and EU, estimated minimum market exclusivity dates were previously based on method of use patents that expired in 2021. Formulation and additional patents expire in 2026 and beyond. There are no Orencia biosimilars on the market in the U.S., EU or Japan.

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

•U.S. revenues remained consistent in 2021 due to higher demand offset by lower average net selling prices.

•International revenues decreased 3% in 2021 due to lower demand as a result of increased generic competition in certain indications and lower average net selling prices, partially offset by foreign exchange impacts of 1%. Excluding foreign exchange impacts, revenues decreased by 4%.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, and CRC.

•U.S. revenues increased 13% in 2021 due to higher demand primarily from the Opdivo+Yervoy combination for NSCLC and higher average net selling prices.

•International revenues increased 36% in 2021 due to higher demand and foreign exchange impacts of 2% partially offset by lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 34%.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues increased 3% in 2021 due to higher average net selling prices and higher demand.

•International revenues decreased 24% in 2021 due to manufacturing delays and lower demand resulting from generic competition, partially offset by foreign exchange impacts of 3%. Excluding foreign exchange impacts, revenues decreased by 27%.

•We expect that the manufacturing delays in the U.S. and International will continue into the first quarter 2022.

•In the U.S., based on settlements reached we anticipate generic entry beginning in March 2022. In the EU, generics have entered the market. In Japan, the estimated minimum market exclusivity date is 2023 based on a method of use patent. Global revenues for Abraxane are expected to decline by approximately 25% to 30% starting in 2022.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

•U.S. revenues increased 87% in 2021 due to higher demand primarily from the launch of Reblozyl in April 2020 for the treatment of adult patients with MDS previously treated with ESA.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Abecma (idecabtagene vicleucel) — is a B-cell maturation antigen-directed genetically modified autologous CAR T cell therapy indicated for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Abecma was launched in May 2021.

Zeposia (ozanimod) — an oral immunomodulatory drug used to treat relapsing forms of multiple sclerosis, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults and to treat moderately to severely active UC in adults. Zeposia was launched in June 2020.

Breyanzi (lisocabtagene maraleucel) — is a CD19-directed genetically modified autologous CAR T cell therapy indicated for the treatment of adult patients with certain types of relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy. Breyanzi was launched in April 2021.

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

Mature and other brands — includes all other brands, including those which have lost exclusivity in major markets, OTC brands and royalty revenue.

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

Abraxane had 1.4 months of inventory on hand internationally in the distribution channel at September 30, 2021 compared to 1.9 months of inventory on hand at June 30, 2021 due to on-going business transition from a distributor and to avert a forecasted back order in Latin America.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 76% of total gross sales of U.S. products for the year ended December 31, 2021. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Lenalidomide REMS and Pomalyst REMS programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the products’ safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the year ended December 31, 2021 is not available prior to the filing of this 2021 Form 10-K. We will disclose any product with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception, in the next quarterly report on Form 10-Q.

Expenses

	Year Ended December 31,		% Change
Dollar in Millions	2021	2020	2021 vs 2020
Cost of products sold(a)	$9,940	$11,773	(16)%
Marketing, selling and administrative	7,690	7,661	—
Research and development	11,354	11,143	2%
IPRD charge - MyoKardia acquisition	—	11,438	(100)%
Amortization of acquired intangible assets	10,023	9,688	3%
Other (income)/expense, net	(720)	(2,314)	(69)%
Total Expenses	$38,287	$49,389	(22)%
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

•Cost of products sold decreased by $1.8 billion in 2021 primarily due to lower unwinding of inventory purchase price adjustments ($2.4 billion), lower impairments of acquired marketed product rights ($260 million), partially offset by higher profit sharing and royalties due to Eliquis revenue growth and expiration of Sprycel co-promotion fee ($539 million) and higher product and manufacturing related costs.

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

•Marketing, selling and administrative expenses remained unchanged in 2021 primarily due to higher advertising and promotion expenses and costs to support new product launches, offset by a cash settlement of MyoKardia unvested stock awards ($241 million) in 2020 and acceleration of charitable giving ($280 million) in 2020.

Research and development

Research and development activities include research and early discovery, preclinical and clinical development, drug formulation and medical support of marketed products. Expenses include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies, up-front and contingent milestone payments for licensing and asset acquisitions of investigational compounds, IPRD impairment charges and proportionate allocations of enterprise-wide costs. The allocations include facilities, information technology, employee stock compensation costs and other appropriate costs. Certain expenses are shared with alliance partners based upon contractual agreements. Expenses typically vary between periods for a number of reasons, including the timing of license and asset acquisition charges and IPRD impairment charges.

•Research and development expense increased $211 million in 2021 primarily due to higher costs associated with the overall portfolio and the impact of significant charges summarized below.

Significant charges included in Research and development expense were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020
Eisai up-front collaboration fee	$650	$—
Agenus up-front license fee	200	—
Prothena opt-in license fee	80	—
Dragonfly up-front license fee and milestone	—	475
bluebird collaboration fee	—	200
Forbius asset acquisition	—	178
Cormorant milestone	—	100
Other milestones	50	50
License and asset acquisition charges	980	1,003

IPRD impairments	840	470
Inventory purchase price accounting adjustments	1	36
Employee compensation charges	1	282
Site exit and other costs	1	115
Research and development significant charges	$1,823	$1,906

License and acquisition charges are related to obtaining rights to investigational compounds that will be developed further by the company. These acquisition costs include the initial up-front payment and additional contingent payments if substantive development and regulatory milestones are achieved prior to regulatory approval. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information on these charges. IPRD impairment charges relate to orva-cel in 2020 and two other programs in 2021 being studied as potential treatments in hematologic and fibrotic diseases. Refer to Item 8. Financial Statements and Supplementary Data—Note 14. Goodwill and Other Intangible Assets” for further information on these charges. Employee compensation charges resulted from the cash settlement of MyoKardia unvested stock awards in 2020. Site exit costs resulted from Celgene integration activities in 2020.

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

Amortization of Acquired Intangible Assets

Amortization of intangible assets primarily relates to Revlimid, Pomalyst/Imnovid and other marketed product rights obtained in the Celgene acquisition.

•Amortization of acquired intangible assets increased by $335 million in 2021 due to additional product approvals.

Other (income)/expense, net

•Other (income)/expense, net changed by $1.6 billion in 2021, primarily due to contingent value rights, equity investments and other items discussed below.

Components of Other (income)/expense, net were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020
Interest expense	$1,334	$1,420
Royalties and licensing income	(1,733)	(1,527)
Equity investment gains	(745)	(1,228)
Integration expenses	564	717
Contingent consideration	(542)	(1,757)
Loss on debt redemption	281	—
Provision for restructuring	169	530
Litigation and other settlements	82	(194)
Transition and other service fees	(49)	(149)
Investment income	(39)	(121)
Divestiture gains	(9)	(55)
Intangible asset impairment	—	21
Reversion excise tax	—	76
Other	(33)	(47)
Other (income)/expense, net	$(720)	$(2,314)

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
•A loss on debt redemption resulted from the early redemption of $3.5 billion long-term debt obligations in 2021.
•Provision for restructuring includes exit and other costs primarily related to the Celgene acquisition plan. We have achieved approximately $2.6 billion of annualized pre-tax cost savings in 2020 related to the Celgene Acquisition Plan and are on track to achieve the annualized pre-tax cost savings of approximately $3.0 billion through 2022 as detailed in the restructuring activities. Refer to “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring” for further information.
•Litigation and other settlements includes BMS's share of a patent-infringement settlement related to Roche Group's PD-L1 antibody Tecentriq* in 2020.
•Investment income decreased in 2021 primarily due to lower interest rates.
•Reversion excise tax resulted from the transfer of the retiree medical plan assets back to the Company in 2020.

Income Taxes

	Year Ended December 31,
Dollars in Millions	2021	2020
Earnings/(Loss) Before Income Taxes	$8,098	$(6,871)
Provision for Income Taxes	1,084	2,124
Effective Tax Rate	13.4%	(30.9)%

Impact of Specified Items	2.5%	46.5%
Effective Tax Rate Excluding Specified Items	15.9%	15.6%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to the unwinding of inventory purchase price adjustments and intangible asset amortization, IPRD impairment charges, contingent value rights fair value adjustments that are not taxable or deductible and internal transfers of intangible assets. In 2021, a $1.0 billion income tax benefit was recognized due to a revaluation of the tax basis of certain intangible and other assets that were internally transferred to streamline our legal entity structure subsequent to the Celgene acquisition. In 2020, an $853 million deferred tax charge resulting from an internal transfer of certain intangible assets to the U.S. to streamline our legal entity structure subsequent to the Celgene acquisition and an additional $266 million GILTI tax charge upon finalization of the Otezla* divestiture tax consequences with tax authorities was recognized. The 0.3% increase in the effective tax rate excluding specified items during 2021 was due to favorable discrete tax adjustments of approximately $140 million in 2020 primarily resulting from finalization of prior year tax returns, partially offset by jurisdictional earnings mix. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of future operating results. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) R&D charges or other income resulting from up-front or contingent milestone payments in connection with the acquisition or licensing of third-party intellectual property rights, (vii) divestiture gains or losses, (viii) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (ix) pension, legal and other contractual settlement charges, (x) equity investment and contingent value rights fair value adjustments, including adjustments attributed to limited partnership equity method investments and (xi) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. Certain other significant tax items are also excluded such as the impact resulting from internal transfers of intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition and the GILTI tax charge upon finalization of the Otezla* divestiture in 2020. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on February 4, 2022 and are incorporated herein by reference.

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

Specified items were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020
Inventory purchase price accounting adjustments	$264	$2,688
Intangible asset impairment	315	575
Employee compensation charges	—	4
Site exit and other costs	24	33
Cost of products sold	603	3,300

Employee compensation charges	1	275
Site exit and other costs	2	4
Marketing, selling and administrative	3	279

License and asset acquisition charges	980	1,003
IPRD impairments	840	470
Inventory purchase price accounting adjustments	1	36
Employee compensation charges	1	282
Site exit and other costs	1	115
Research and development	1,823	1,906

IPRD charge - MyoKardia acquisition	—	11,438

Amortization of acquired intangible assets	10,023	9,688

Interest expense(a)	(120)	(159)
Contingent consideration	(542)	(1,757)
Royalties and licensing income	(72)	(168)
Equity investment gains	(758)	(1,156)
Integration expenses	564	717
Provision for restructuring	169	530
Litigation and other settlements	—	(239)
Reversion excise tax	—	76
Divestiture gains	(9)	(55)
Loss on debt redemption	281	—
Other (income)/expense, net	(487)	(2,211)

Increase to pretax income	11,965	24,400

Income taxes on items above	(1,122)	(1,733)
Income taxes attributed to Otezla* divestiture	—	266
Income taxes attributed to internal transfer of intangible assets	(983)	853
Income taxes	(2,105)	(614)

Increase to net earnings	$9,860	$23,786
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Year Ended December 31,
Dollars in Millions, except per share data	2021	2020
Net Earnings/(Loss) Attributable to BMS used for Diluted EPS Calculation — GAAP	$6,994	$(9,015)
Specified Items	9,860	23,786
Net Earnings Attributable to BMS used for Diluted EPS Calculation — Non-GAAP	$16,854	$14,771

Weighted-Average Common Shares Outstanding – Diluted – GAAP	2,245	2,258
Incremental Shares Attributable to Share-Based Compensation Plans	—	35
Weighted Average Common Shares Outstanding — Diluted – Non-GAAP	2,245	2,293

Diluted Earnings/(Loss) Per Share Attributable to BMS — GAAP	$3.12	$(3.99)
Diluted EPS Attributable to Specified Items	4.39	10.43
Diluted EPS Attributable to BMS — Non-GAAP	$7.51	$6.44

Financial Position, Liquidity and Capital Resources

Our net debt position was as follows:

	December 31,
Dollars in Millions	2021	2020
Cash and cash equivalents	$13,979	$14,546
Marketable debt securities — current	2,987	1,285
Marketable debt securities — non-current	—	433
Total cash, cash equivalents and marketable debt securities	16,966	16,264
Short-term debt obligations	(4,948)	(2,340)
Long-term debt	(39,605)	(48,336)
Net debt position	$(27,587)	$(34,412)

Liquidity and Capital Resources

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, restructuring initiatives, business development, repurchase of common stock, debt maturities of approximately $15.1 billion through 2025 as well as any debt repurchases through redemptions or tender offers.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authorization under the program was $4.4 billion as of December 31, 2020. Our Board of Directors approved an increase to the share repurchase authorization of our common stock of $2.0 billion in January 2021 and $15.0 billion in December 2021. We repurchased approximately 102 million shares of our common stock for $6.2 billion in 2021. The remaining share repurchase capacity under the share repurchase program was approximately $15.2 billion as of December 31, 2021. Refer to “Item 8. Financial Statements and Supplementary Data—Note 16. Equity” for additional information.

In February 2022, we executed accelerated share repurchase (“ASR”) agreements to repurchase an aggregate $5.0 billion of our common stock. These ASR agreements were funded with cash on-hand and are expected to settle during the second and third quarters of 2022. The total number of shares to be repurchased under the ASR agreements will be based on volume-weighted average prices of our common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements..

Dividend payments were $4.4 billion in 2021 and $4.1 billion in 2020. Dividends are authorized on a quarterly basis by our Board of Directors.

Under our commercial paper program, we may issue a maximum of $5 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of December 31, 2021.

In 2021, we purchased an aggregate principal amount of $3.5 billion of certain debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions and $2.0 billion of notes matured and were repaid.

At December 31, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively. No borrowings were outstanding under any revolving credit facility at December 31, 2021 or 2020.

In January 2022, we entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022.

Our investment portfolio includes marketable debt securities, which are subject to changes in fair value as a result of interest rate fluctuations and other market factors. Our investment policy establishes limits on the amount and time to maturity of investments with any institution. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” for further information.

Capital Expenditures

Annual capital expenditures were approximately $970 million in 2021, $750 million in 2020 and $800 million in 2019 and are expected to be approximately $1.2 billion in both 2022 and 2023. We continue to make capital expenditures in connection with the expansion of our cell therapy and other manufacturing capabilities, research and development and other facility-related activities.

Contractual Obligations and Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations relating to debt, income taxes and lease arrangements are provided in “Item 8. Financial Statements and Supplementary Data—Note 7. Income Taxes”, “—Note 9. Financial Instruments and Fair Value Measurements” and “—Note 13. Leases”, respectively.

We are committed to an aggregate $21.1 billion of potential contingent future research and development milestone payments to third parties for in-licensing, asset acquisitions and development programs including early-stage milestones of $7.4 billion (milestones achieved through Phase III clinical studies) and late-stage milestones of $13.7 billion (milestones achieved post Phase III clinical studies). Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $15.0 billion that we would be obligated to pay upon achievement of certain sales levels in addition to royalties. We also have certain manufacturing, development and commercialization obligations in connection with alliance arrangements. It is not practicable to estimate the amount of these obligations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Alliances” for further information regarding our alliances.

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

Cash Flows

The following is a discussion of cash flow activities:

	Year Ended December 31,
Dollars in Millions	2021	2020
Cash flow provided by/(used in):
Operating activities	$16,207	$14,052
Investing activities	(538)	(10,859)
Financing activities	(16,224)	(1,151)

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

The $2.2 billion change in cash flow from operating activities compared to 2020 was primarily due to higher cash collections and timing of payments in the ordinary course of business, lower Celgene restructuring and integration payments ($400 million) and cash settlement of MyoKardia unvested stock awards in 2020 ($500 million), partially offset by reversion of post-retirement plan assets ($300 million) in 2020.

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

The $10.3 billion change in cash flow from investing activities compared to 2020 was due to lower licensing and asset acquisition payments of $11.5 billion primarily resulting from the MyoKardia acquisition in 2020 and higher proceeds from sales of equity investments of approximately $2.4 billion in 2021, partially offset by changes in the amount of marketable debt securities held of $3.4 billion.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $15.1 billion change in cash flow from financing activities compared to 2020 was primarily due to debt issuances of approximately $7.0 billion to partially fund the MyoKardia acquisition in 2020, higher debt repayments of $3.3 billion, including a series of tender offer and “make whole” redemptions, and higher share repurchases of $4.7 billion in 2021.

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

We maintain DSAs with our U.S. pharmaceutical wholesalers, which account for nearly 100% of our gross U.S. revenues. Under the current terms of the DSAs, our wholesaler customers provide us with weekly information with respect to months on hand product-level inventories and the amount of out-movement of products. The three largest wholesalers currently account for approximately 76% of our gross U.S. revenues. The inventory information received from our wholesalers, together with our internal information, is used to estimate months on hand product level inventories at these wholesalers. We estimate months on hand product inventory levels for our U.S. business’s wholesaler customers other than the three largest wholesalers by extrapolating from the months on hand calculated for the three largest wholesalers. In contrast, our non-U.S. business has significantly more direct customers, limited information on direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information, where available, varies widely. Accordingly, we rely on a variety of methods to estimate months on hand product level inventories for these business units.

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

The following categories of GTN adjustments involve significant estimates, judgments and information obtained from external sources. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2. Revenue” for further discussion and analysis of each significant category of GTN sales adjustments.

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

Rebates and discounts are offered to managed healthcare organizations in the U.S. managing prescription drug programs and Medicare Advantage prescription drug plans covering the Medicare Part D drug benefit. We also pay a 70% point of service discount to the CMS when the Medicare Part D beneficiaries are in the coverage gap. The estimated amount of unpaid or unbilled rebates and discounts is presented as a liability.

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

Estimated returns for established products are determined after considering historical experience and other factors including levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, introductions of generic products, introductions of competitive new products and lower demand following the loss of market exclusivity. Estimated returns for new products are determined after considering historical sales return experience of similar products, such as those within the same product line, similar therapeutic area and/or similar distribution model and estimated levels of inventory in the distribution channel and projected demand. The estimated amount for product returns is presented as a liability.

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

Long-lived Assets

Intangible Assets Valuations

A significant amount of the purchase price for the Celgene acquisition was allocated to intangible assets, including acquired marketed product rights and IPRD assets. Our intangible assets were $42.5 billion as of December 31, 2021 and $53.2 billion as of December 31, 2020.

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

Impairment and Amortization of Long-lived Assets, including Intangible Assets

Long-lived assets include intangible assets and property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or at least annually for IPRD. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPRD. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include changes in competitive landscape, earlier than expected loss of market exclusivity, pricing reductions, adverse regulatory changes or clinical study results, delay or failure to obtain regulatory approval for initial or follow on indications and unanticipated development costs, inability to achieve expected synergies resulting from cost savings and avoidance, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. If the carrying value of long-lived assets exceeds its fair value, then the asset is written-down to its fair value. Expectations of future cash flows are subject to change based upon the near and long-term production volumes and margins generated by the asset as well as any potential alternative future use. The estimated useful lives of long-lived assets is subjective and requires significant judgment regarding patent lives, future plans and external market factors. Long-lived assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of depreciation or amortization. In 2021, an impairment charge of $315 million was recognized in Cost of products sold as the carrying value of Inrebic EU regulatory approval milestones exceeded the projected undiscounted cash flows of the assets. Additionally, impairment charges of $840 million were recorded in Research and development expense relating to two IPRD assets. Refer to “Item 8. Financial Statements and Supplementary Data—Note 14. Goodwill and Other Intangible Assets” for further discussion and analysis of these impairment charges.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of net assets acquired in a business combination. Goodwill was $20.5 billion as of December 31, 2021 and 2020.

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

Income Taxes

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including long-range forecasts of future taxable income and evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Our deferred tax assets were $2.7 billion at December 31, 2021 (net of valuation allowances of $1.1 billion) and $3.5 billion at December 31, 2020 (net of valuation allowances of $2.8 billion).

The U.S. federal net operating loss carryforwards were $585 million at December 31, 2021. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2021 (certain amounts have unlimited lives).

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

	Gastric and Esophageal Cancers	November 2021
Ono, our alliance partner for Opdivo in Japan, announced that the Japan's Ministry of Health, Labour and Welfare approved Opdivo for expanded use for the first-line treatment of unresectable advanced or recurrent gastric cancer in combination with chemotherapy, for a partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase III CheckMate-649 (ONO-4538-44) trial.

November 2021
Ono, our alliance partner for Opdivo in Japan, announced that the Japan's Ministry of Health, Labour and Welfare approved Opdivo for the adjuvant treatment of esophageal cancer, for a partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase III CheckMate-577 (ONO-4538-43) trial.

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

Product	Indication	Date	Developments

Opdivo	Hodgkin Lymphoma	September 2021
Ono, our alliance partner for Opdivo in Japan, announced that Japan's Ministry of Health, Labour and Welfare approved Opdivo for the treatment of pediatric patients with recurrent or refractory classical Hodgkin lymphoma, for a partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase I PENGUIN trial.

	NSCLC	November 2021
Announced the Phase III CheckMate-816 trial met the primary endpoint of improved event-free survival in patients with resectable stage IB to IIIA NSCLC. In a prespecified interim analysis, Opdivo plus chemotherapy showed a statistically significant and clinically meaningful improvement in event-free survival compared to chemotherapy alone when given before surgery.

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

Product	Indication	Date	Developments

Opdivo + Yervoy	RCC	September 2021
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

Orencia	aGvHD	December 2021
Announced FDA approval of Orencia for the prevention, of aGvHD, in combination with a calcineurin inhibitor and methotrexate, in adults and pediatric patients two years of age and older undergoing hematopoietic stem cell transplantation from a matched or one allele-mismatched unrelated donor. The approval is based on results from the Phase II ABA2 trial.

Reblozyl	Beta Thalassemia	December 2021
Announced that the FDA has accepted for priority review the sBLA for Reblozyl for the treatment of anemia in adults with non-transfusion dependent beta thalassemia. The FDA has set a PDUFA goal date of March 27, 2022. The sBLA is based on results from the Phase II BEYOND trial.

December 2021
Announced that the EMA validated its MAA for Reblozyl for the treatment of anemia in adults with non-transfusion dependent beta thalassemia. Validation of the application confirms that the submission is complete and begins the EMA’s centralized review process. The application is based on results from the pivotal Phase II BEYOND trial.

June 2021
Announced with Acceleron, that Phase II BEYOND study evaluating Reblozyl plus best supportive care in adult patients with non-transfusion dependent beta thalassemia demonstrated that 77.7% of patients treated with Reblozyl achieved a hemoglobin increase (≥1.0 gram/deciliter) compared to 0% of patients in the placebo arm.

Zeposia	UC	November 2021
Announced EC approval of Zeposia for the treatment of adults with moderately to severely active UC who have had an inadequate response, lost response, or were intolerant to either conventional therapy or a biologic agent. The approval is based on data from the pivotal Phase III True North trial.

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

Onureg	AML	June 2021	Announced EC approval of Onureg as a maintenance therapy in adult patients with AML who achieved complete remission or complete remission with incomplete blood count recovery following induction therapy with or without consolidation treatment and who are not candidates for, including those who choose not to proceed to, hematopoietic stem cell transplantation. The approval is based on data from the Phase III QUAZAR AML-001 study.

Product	Indication	Date	Developments

Breyanzi	Lymphoma	January 2022
Received a positive CHMP opinion of Breyanzi for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B after two or more lines of systemic therapy. The opinion is based on data from the TRANSCEND NHL 001 trial.

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

March 2021
Announced Japan’s Ministry of Health, Labour and Welfare approval of Breyanzi for the treatment of patients with relapsed or refractory large B-cell lymphoma1 and relapsed or refractory follicular lymphoma.

February 2021
Announced FDA approval of Breyanzi, for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma not otherwise specified (including DLBCL arising from indolent lymphoma), high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B.

Abecma	Multiple Myeloma	January 2022	Announced Japan's Ministry of Health, Labour and Welfare approval of Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma, who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody, and have either experienced disease progression on the last therapy or relapse after the last therapy. The approval is based on results from the Phase II BB2121-MM-001 and Phase I CRB-401 trials.
August 2021
Announced EC approval for Abecma for the treatment of adult patients with relapsed and refractory multiple myeloma, who have received at least three prior therapies, including an immunomodulatory agent, a proteasome inhibitor and an anti-CD38 antibody and have demonstrated disease progression on the last therapy. The approval is based on results from the pivotal KarMMa study.

March 2021
Announced with bluebird FDA approval of Abecma (idecabtagene vicleucel; ide-cel) for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. The approval is based on results from the pivotal Phase II KarMMA study.

deucravacitinib	UC	October 2021	Announced the Phase II LATTICE-UC study evaluating deucravacitinib compared to placebo in moderate to severe UC did not meet the primary efficacy endpoint of clinical remission at Week 12, nor secondary efficacy endpoints. The safety profile of deucravacitinib was consistent with previously reported studies in psoriasis and psoriatic arthritis, and no new safety signals were observed. The potential of deucravacitinib in UC continues to be evaluated in IM011-127, a second Phase II trial that also includes a higher dose.
	Plaque Psoriasis	November 2021
Announced that the FDA has accepted the NDA for deucravacitinib for the treatment of adults with moderate to severe plaque psoriasis. The FDA has set a PDUFA goal date of September 10, 2022. The NDA is based on results from the Phase III POETYK PSO-1 and POETYK PSO-2 trials.

November 2021
Announced that the EMA validated its MAA for deucravacitinib for the treatment of adults with moderate to severe plaque psoriasis. Validation of the application confirms that the submission is complete and begins the EMA’s centralized review process. The application is based on results from the Phase III POETYK PSO-1 and POETYK PSO-2 trials.

		November 2021	Announced Japan's Ministry of Health, Labour and Welfare has accepted the NDA for deucravacitinib for the treatment of adults with moderate to severe plaque psoriasis, pustular psoriasis and erythrodermic psoriasis. The application is based on results from the Phase III POETYK PSO-1 and POETYK PSO-2 trials.
		February 2021	Announced positive results from POETYK PSO-2, the second pivotal Phase III trial evaluating deucravacitinib (tyrosine kinase 2 inhibitor) for the treatment of patients with moderate to severe plaque psoriasis. POETYK PSO-2 met both co-primary endpoints versus placebo, with significantly more patients achieving Psoriasis Area and Severity Index (PASI 75), defined as at least a 75 percent improvement of baseline PASI, and a static Physician's Global Assessment (sPGA) score of clear or almost clear (sPGA 0/1) after 16 weeks of treatment.

Product	Indication	Date	Developments

mavacamten	Obstructive HCM	November 2021	Announced that the FDA has extended the review of the NDA for mavacamten for the treatment of patients with symptomatic obstructive hypertrophic cardiomyopathy to April 28, 2022 to allow sufficient time to review information pertaining to updates to the proposed REMS.
		October 2021	Announced that the EMA validated its MAA for mavacamten for the treatment of patients with obstructive HCM. Validation of the application confirm that the submission is complete and begins the EMA’s centralized review process. The application is based on results from the pivotal Phase III EXPLORER-HCM trial.
		May 2021	Announced a new analysis of data from the Phase III EXPLORER-HCM study evaluating mavacamten, an investigational, first-in-class cardiac myosin inhibitor, in patients with oHCM. At 30 weeks, the change in Kansas City Cardiomyopathy Questionnaire Overall Summary Score (KCCQ OSS) was greater in mavacamten patients than placebo, with similar benefits across all KCCQ subscales
		March 2021	Announced that the FDA accepted the NDA for mavacamten, an investigational, novel, oral, allosteric modulator of cardiac myosin, for patients with symptomatic obstructive hypertrophic cardiomyopathy. The FDA has assigned a PDUFA goal date of January 28, 2022.

relatlimab	Melanoma	October 2021	Announced that the EMA validated its MAA for relatlimab and nivolumab fixed-dose combination for first-line treatment of adult and pediatric patients with advanced (unresectable or metastatic) melanoma. Validation of the application confirm that the submission is complete and begins the EMA’s centralized review process. The application is based on results from the pivotal Phase II/III RELATIVITY-047 trial.
		September 2021	Announced that the FDA has accepted for priority review the BLA for the fixed dose combination of relatlimab and nivolumab for the treatment of adult and pediatric patients with unresectable or metastatic melanoma. The FDA assigned a PDUFA goal date of March 19, 2022. The BLA submission was based on the Phase II/III RELATIVITY-047 trial.
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

Special Note Regarding Forward-Looking Statements

This 2021 Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on our current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions of Celgene and MyoKardia, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug prices, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. We have included important factors in the cautionary statements included in this 2021 Form 10-K, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this 2021 Form 10-K not to occur. Except as otherwise required by federal securities law, we undertake no obligation to release publicly any updates or revisions to any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise after the date of this 2021 Form 10-K.

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

We estimate that a 10% appreciation in the underlying currencies being hedged from their levels against the U.S. dollar (with all other variables held constant) would decrease the fair value of foreign exchange forward contracts by $678 million and $742 million at December 31, 2021 and December 31, 2020, respectively, reducing earnings over the remaining life of the contracts.

We are also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings are used to hedge the foreign currency exposures of our net investment in certain international affiliates and are designated as hedges of net investments. The effective portion of foreign exchange gains or losses on these hedges is included in the foreign currency translation component of Accumulated other comprehensive loss. If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in income as changes occur. For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements.”

Interest Rate Risk

We use fixed-to-floating interest rate swap contracts designated as fair value hedges to provide an appropriate balance of fixed and floating rate debt. We use cross-currency interest rate swap contracts designated to hedge the Company's net investment in its Japan subsidiary. The fair values of these contracts as well as our marketable debt securities are analyzed at year-end to determine their sensitivity to interest rate changes. In this sensitivity analysis, if there were a 100 basis point increase in short-term or long-term interest rates as of December 31, 2021 and December 31, 2020, the expected adverse impact on our earnings would not be material.

We estimate that an increase of 100 basis points in long-term interest rates at December 31, 2021 and December 31, 2020 would decrease the fair value of long-term debt by $3.8 billion and $4.7 billion, respectively.

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

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data

	Year Ended December 31,
EARNINGS	2021	2020	2019
Net product sales	$45,055	$41,321	$25,174
Alliance and other revenues	1,330	1,197	971
Total Revenues	46,385	42,518	26,145

Cost of products sold(a)	9,940	11,773	8,078
Marketing, selling and administrative	7,690	7,661	4,871
Research and development	11,354	11,143	6,148
IPRD charge - MyoKardia acquisition	—	11,438	—
Amortization of acquired intangible assets	10,023	9,688	1,135
Other (income)/expense, net	(720)	(2,314)	938
Total Expenses	38,287	49,389	21,170

Earnings/(Loss) Before Income Taxes	8,098	(6,871)	4,975
Provision for Income Taxes	1,084	2,124	1,515
Net Earnings/(Loss)	7,014	(8,995)	3,460
Noncontrolling Interest	20	20	21
Net Earnings(Loss) Attributable to BMS	$6,994	$(9,015)	$3,439

Earnings/(Loss) per Common Share
Basic	$3.15	$(3.99)	$2.02
Diluted	3.12	(3.99)	2.01
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Dollars in Millions

	Year Ended December 31,
COMPREHENSIVE INCOME/(LOSS)	2021	2020	2019
Net Earnings/(Loss)	$7,014	$(8,995)	$3,460
Other Comprehensive Income/(Loss), net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	415	(256)	(32)
Pension and postretirement benefits	206	(75)	1,203
Marketable debt securities	(9)	5	36
Foreign currency translation	(41)	7	35
Total Other Comprehensive Income/(Loss)	571	(319)	1,242

Comprehensive Income/(Loss)	7,585	(9,314)	4,702
Comprehensive Income Attributable to Noncontrolling Interest	20	20	21
Comprehensive Income/(Loss) Attributable to BMS	$7,565	$(9,334)	$4,681
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions, Except Share and Per Share Data

	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$13,979	$14,546
Marketable debt securities	2,987	1,285
Receivables	9,369	8,501
Inventories	2,095	2,074
Other current assets	4,832	3,786
Total Current Assets	33,262	30,192
Property, plant and equipment	6,049	5,886
Goodwill	20,502	20,547
Other intangible assets	42,527	53,243
Deferred income taxes	1,439	1,161
Marketable debt securities	—	433
Other non-current assets	5,535	7,019
Total Assets	$109,314	$118,481

LIABILITIES
Current Liabilities:
Short-term debt obligations	$4,948	$2,340
Accounts payable	2,949	2,713
Other current liabilities	13,971	14,027
Total Current Liabilities	21,868	19,080
Deferred income taxes	4,501	5,407
Long-term debt	39,605	48,336
Other non-current liabilities	7,334	7,776
Total Liabilities	73,308	80,599

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock, $2 convertible series, par value $1 per share: Authorized 10 million shares; issued and outstanding 3,484 in 2021 and 3,484 in 2020, liquidation value of $50 per share	—	—
Common stock, par value of $0.10 per share: Authorized 4.5 billion shares; 2.9 billion issued in 2021 and 2020	292	292
Capital in excess of par value of stock	44,361	44,325
Accumulated other comprehensive loss	(1,268)	(1,839)
Retained earnings	23,820	21,281
Less cost of treasury stock — 747 million common shares in 2021 and 679 million common shares in 2020	(31,259)	(26,237)
Total Bristol-Myers Squibb Company Shareholders’ Equity	35,946	37,822
Noncontrolling interest	60	60
Total Equity	36,006	37,882
Total Liabilities and Equity	$109,314	$118,481
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net earnings/(loss)	$7,014	$(8,995)	$3,460
Adjustments to reconcile net earnings/(loss) to net cash provided by operating activities:
Depreciation and amortization, net	10,686	10,380	1,746
Deferred income taxes	(1,393)	983	(924)
Stock-based compensation	583	779	441
Impairment charges	1,207	1,203	199
Pension settlements and amortization	35	43	1,688
Divestiture gains and royalties	(684)	(699)	(1,855)
IPRD charge - MyoKardia acquisition	—	11,438	—
Asset acquisition charges	1,157	1,099	63
Equity investment gains, net	(745)	(1,228)	(275)
Contingent consideration fair value adjustments	(542)	(1,757)	523
Other adjustments	142	(177)	(26)
Changes in operating assets and liabilities:
Receivables	(1,054)	(646)	752
Inventories	13	2,672	463
Accounts payable	245	188	229
Rebates and discounts	863	1,189	591
Income taxes payable	(1,063)	(2,305)	907
Other	(257)	(115)	228
Net Cash Provided by Operating Activities	16,207	14,052	8,210
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	4,196	6,280	3,809
Purchase of marketable debt securities	(5,478)	(4,172)	(3,961)
Proceeds from sales of equity investment securities	2,579	129	167
Capital expenditures	(973)	(753)	(836)
Divestiture and other proceeds	748	741	15,685
Acquisition and other payments, net of cash acquired	(1,610)	(13,084)	(24,777)
Net Cash Used in Investing Activities	(538)	(10,859)	(9,913)
Cash Flows From Financing Activities:
Short-term debt obligations, net	(160)	(267)	131
Issuance of long-term debt	—	6,945	26,778
Repayment of long-term debt	(6,022)	(2,750)	(9,256)
Repurchase of common stock	(6,287)	(1,546)	(7,300)
Dividends	(4,396)	(4,075)	(2,679)
Other	641	542	(53)
Net Cash (Used in)/Provided by Financing Activities	(16,224)	(1,151)	7,621
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(102)	111	(9)
Increase in Cash, Cash Equivalents and Restricted Cash	(657)	2,153	5,909
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	14,973	12,820	6,911
Cash, Cash Equivalents and Restricted Cash at End of Year	$14,316	$14,973	$12,820
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

The consolidated financial statements are prepared in conformity with U.S. GAAP, including the accounts of Bristol-Myers Squibb Company and all of its controlled majority-owned subsidiaries and certain variable interest entities. All intercompany balances and transactions are eliminated. Material subsequent events are evaluated and disclosed through the report issuance date. Refer to the Summary of Abbreviated Terms at the end of this 2021 Form 10-K for terms used throughout the document.

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

Use of Estimates and Judgments

The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining accounting for acquisitions; impairments of goodwill and intangible assets; chargebacks, cash discounts, sales rebates, returns and other adjustments; legal contingencies; and income taxes. Actual results may differ from estimates.

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Proceeds received from the sale of equity investment securities previously presented in Divestiture and other proceeds in the consolidated statements of cash flows is now presented separately in Proceeds from sales of equity investment securities. Additionally, Rebates and discounts previously presented in Other changes in operating assets and liabilities in the consolidated statements of cash flows is now presented separately in Rebates and discounts.

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

Acquisitions

Businesses acquired are consolidated upon obtaining control. The fair value of assets acquired and liabilities assumed are recognized at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. Business acquisition costs are expensed when incurred. Contingent consideration from potential development, regulatory, approval and sales-based milestones and sales-based royalties are included in the purchase price for business combinations and excluded for asset acquisitions. Certain transactions are accounted for as asset acquisitions if determined not to be a business as that term is defined in ASC 805 primarily because no significant processes were acquired or substantially all of the relative fair value was allocated to a single asset. Amounts allocated to investigational compounds for asset acquisitions are expensed at the date of acquisition.

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

IPRD is tested for impairment at least annually or more frequently if events occur or circumstances change that would indicate a potential reduction in the fair values of the assets below their carrying value. Impairment charges are recognized to the extent the carrying value of IPRD is determined to exceed its fair value.

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

Research and Development

Research and development costs are expensed as incurred. Clinical study and certain research costs are recognized over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Research and development costs are presented net of reimbursements from alliance partners. Up-front and contingent development milestone payments in connection with the acquisition or licensing of third-party intellectual property rights are also included in research and development expense if there are no alternative future uses.

Advertising and Product Promotion Costs

Advertising and product promotion costs are expensed as incurred. Advertising and product promotion costs are included in Marketing, selling and administrative expenses and were $1.3 billion in 2021, $990 million in 2020 and $633 million in 2019.

Foreign Currency Translation

Foreign subsidiary earnings are translated into U.S. dollars using average exchange rates. The net assets of foreign subsidiaries are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in Other Comprehensive Income/(Loss).

Income Taxes

The provision for income taxes includes income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. The tax effects of global intangible low-taxed income from certain foreign subsidiaries is recognized in the income tax provision in the period the tax arises.

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

Income Taxes

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

Recently Issued Accounting Standards Not Yet Adopted

Business Combinations

In October 2021, the FASB issued amended guidance on accounting for contract assets and contract liabilities from contracts with customers in a business combination. The guidance is intended to address inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized. At the acquisition date, an entity should account for the related revenue contracts in accordance with existing revenue recognition guidance generally by assessing how the acquiree applied recognition and measurement in their financial statements. The amended guidance is effective January 1, 2023 on a prospective approach. Early adoption is permitted.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Net product sales	$45,055	$41,321	$25,174
Alliance revenues	716	615	597
Other revenues	614	582	374
Total Revenues	$46,385	$42,518	$26,145

Net product sales represent more than 95% of total revenues for all periods presented. Products are sold principally to wholesalers, distributors, specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of control of the product to the customer. The transfer occurs either upon shipment, upon receipt of the product after considering when the customer obtains legal title to the product, or upon infusion for cell therapies and when BMS obtains a right of payment. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Gross revenue to the three largest pharmaceutical wholesalers in the U.S. as a percentage of global gross revenues was as follows:

	Year Ended December 31,
	2021	2020	2019
McKesson Corporation	32%	31%	26%
AmerisourceBergen Corporation	25%	25%	20%
Cardinal Health, Inc.	20%	19%	17%

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

The following table summarizes GTN adjustments:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Gross product sales	$67,897	$60,016	$37,206
GTN adjustments(a)
Charge-backs and cash discounts	(7,253)	(5,827)	(3,675)
Medicaid and Medicare rebates	(9,374)	(7,595)	(4,941)
Other rebates, returns, discounts and adjustments	(6,215)	(5,273)	(3,416)
Total GTN adjustments	(22,842)	(18,695)	(12,032)
Net product sales	$45,055	$41,321	$25,174
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $319 million in 2021, $106 million in 2020 and $132 million in 2019.

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

The following table summarizes the disaggregation of revenue by product and region:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Revlimid	$12,821	$12,106	$1,299
Eliquis	10,762	9,168	7,929
Opdivo	7,523	6,992	7,204
Pomalyst/Imnovid	3,332	3,070	322
Orencia	3,306	3,157	2,977
Sprycel	2,117	2,140	2,110
Yervoy	2,026	1,682	1,489
Abraxane	1,181	1,247	166
Reblozyl	551	274	—
Empliciti	334	381	357
Abecma	164	—	—
Zeposia	134	12	—
Breyanzi	87	—	—
Inrebic	74	55	5
Onureg	73	17	—
Mature and other brands	1,900	2,217	2,287
Total Revenues	$46,385	$42,518	$26,145

United States	$29,214	$26,577	$15,342
Europe	10,687	9,853	6,266
Rest of World	5,632	5,457	4,013
Other(a)	852	631	524
Total Revenues	$46,385	$42,518	$26,145
(a)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Contract assets are primarily estimated future royalties and termination fees not eligible for the licensing exclusion and therefore recognized upon the adoption of ASC 606 and ASC 610. Contract assets are reduced and receivables are increased in the period the underlying sales occur. Cumulative catch-up adjustments to revenue affecting contract assets or contract liabilities were not material during the year ended December 31, 2021 and 2020. Revenue recognized from performance obligations satisfied in prior periods was $561 million in 2021 and $338 million in 2020, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements.

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
•Up-front and contingent development and regulatory approval milestones payable to BMS by alliance partners for investigational compounds and commercial products are deferred and amortized over the expected period of BMS's development and co-promotion obligation through the market exclusivity period or the periods in which the related compounds or products are expected to contribute to future cash flows. The amortization is presented consistent with the nature of the payment under the arrangement. For example, amounts received for investigational compounds are presented in Other (income)/expense, net as the activities being performed at that time are not related to the sale of commercial products included in BMS’s ongoing major or central operations; amounts received for commercial products are presented in alliance revenue as the sale of commercial products are considered part of BMS’s ongoing major or central operations.
•Up-front and contingent regulatory approval milestones payable by BMS to alliance partners for commercial products are capitalized and amortized over the shorter of the contractual term or the periods in which the related products are expected to contribute to future cash flows.
•Up-front and contingent milestones payable by BMS to alliance partners prior to regulatory approval are expensed as incurred and included in Research and development expense.
•Royalties and other contingent consideration payable to BMS by alliance partners related to the divestiture of such businesses are included in Other (income)/expense, net when earned.
•All payments between BMS and its alliance partners are presented in Cash Flows From Operating Activities except for up-front and milestone payments which are presented in Cash Flows From Investing Activities.

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

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Revenues from alliances:
Net product sales	$10,840	$9,364	$9,944
Alliance revenues	716	615	597
Total Revenues	$11,556	$9,979	$10,541

Payments to/(from) alliance partners:
Cost of products sold	$5,227	$4,485	$4,169
Marketing, selling and administrative	(183)	(128)	(127)
Research and development	772	349	42
Other (income)/expense, net	(62)	(74)	(60)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2021	2020
Receivables – from alliance partners	$320	$343
Accounts payable – to alliance partners	1,229	1,093
Deferred income from alliances(a)	330	366
(a)    Includes unamortized up-front and milestone payments.

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

Co-exclusive license rights were granted to Pfizer in exchange for an up-front payment and potential milestone payments. Both parties assumed certain obligations to actively participate in a joint executive committee and various other operating committees and have joint responsibilities for the research, development, distribution, sales and marketing activities of the alliance using resources in their own infrastructures. BMS and Pfizer manufacture the product in the alliance and BMS is the principal in the end customer product sales in the U.S., significant countries in Europe, as well as Canada, Australia, China, Japan and South Korea. In certain smaller countries, Pfizer has had full commercialization rights and BMS supplies the product to Pfizer at cost plus a percentage of the net sales price to end-customers, which is recorded in full upon transfer of control of the product to Pfizer.

BMS did not allocate consideration to the rights transferred to Pfizer as such rights were not sold separately by BMS or any other party, nor could Pfizer receive any benefit for the delivered rights without the fulfillment of other ongoing obligations by BMS under the alliance agreement. As such, the global alliance was treated as a single unit of accounting and up-front proceeds and any subsequent contingent milestone proceeds are amortized over the expected period of BMS’s co-promotion obligation through the market exclusivity period. BMS received $884 million in non-refundable up-front, milestone and other licensing payments which are amortized and included in Other (income)/expense, net as Eliquis was not a commercial product at the commencement of the alliance.

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Revenues from Pfizer alliance:
Net product sales	$10,431	$8,942	$7,711
Alliance revenues	331	226	218
Total Revenues	$10,762	$9,168	$7,929

Payments to/(from) Pfizer:
Cost of products sold – Profit sharing	$5,064	$4,331	$3,745
Other (income)/expense, net – Amortization of deferred income	(36)	(55)	(55)

Selected Alliance Balance Sheet Information:	December 31,
Dollars in Millions	2021	2020
Receivables	$235	$253
Accounts payable	1,195	1,024
Deferred income	264	300

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

Summarized financial information related to this alliance was as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Revenues from Ono alliances:
Net product sales	$251	$194	$194
Alliance revenues	385	382	305
Total Revenues	$636	$576	$499

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

BMS paid Nektar $1.85 billion for the rights discussed above and 8.3 million shares of Nektar common stock which represented a 4.8% ownership interest. BMS’s equity ownership is subject to certain lock-up, standstill and voting provisions for a five-year period. The amount of the up-front payment allocated to the equity investment was $800 million after considering Nektar’s stock price on the date of closing and current limitations on trading the securities. The remaining $1.05 billion of the up-front payment was allocated to the rights discussed above. BMS will also pay up to $1.8 billion upon the achievement of contingent development, regulatory and sales-based milestones over the life of the alliance period. Research and development cost reimbursements were $98 million in 2021, $132 million in 2020 and $108 million in 2019.

2seventy bio (formerly bluebird)

On November 4, 2021, bluebird completed the tax-free spin-off of its oncology programs and portfolio into 2seventy bio, Inc., an independent, publicly-traded company.

The parties jointly develop and commercialize novel disease-altering gene therapy product candidates targeting BCMA. The collaboration arrangement began in 2013 and included (i) a right for BMS to license any anti-BCMA products resulting from the collaboration, (ii) a right for 2seventy bio to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the U.S. in exchange for a reduction of milestone payments, and (iii) sales-based milestones and royalties payable to 2seventy bio upon the commercialization of any licensed products resulting from the collaboration if 2seventy bio declined to exercise their co-development and profit sharing rights. The options to license idecabtagene vicleucel (ide-cel, bb2121) and bb21217 were exercised in 2016 and 2017, respectively. In 2022, the parties elected to not pursue further development of bb21217.

All profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. are shared equally. BMS is exclusively responsible for the development and commercialization of ide-cel outside the U.S.

In 2020, terms of the collaboration were amended including certain manufacturing obligations. Both parties were also released from future exclusivity related to BCMA-directed T cell therapies. BMS paid $200 million to extinguish its obligation for future ex-U.S. milestones and royalties on ide-cel, which was included in Research and development expense in 2020.

In 2021, the FDA approved ide-cel (“Abecma”) for the treatment of relapsed or refractory multiple myeloma. Net product sales of Abecma within the Alliance territory were $158 million and related profit sharing costs were $42 million in 2021. Cost reimbursements were not material.

Eisai

In 2021, BMS and Eisai commenced an exclusive global strategic collaboration for the co-development and co-commercialization of MORAb-202, a selective folate receptor alpha antibody-drug conjugate being investigated in endometrial, ovarian, lung and breast cancers. MORAb-202 is currently in Phase I/II clinical trials for solid tumors.

The parties will jointly develop and commercialize MORAb-202 in the U.S., Canada, Europe, Russia, Japan, China and certain other countries in the Asia-Pacific region (the “collaboration territory”). Eisai will be responsible for the global manufacturing and supply. Profits, research and development and commercialization costs are shared in the collaboration territories. BMS will be responsible for development and commercialization outside of the collaboration territory and will pay a royalty on those sales.

A $650 million up-front collaboration fee was included in Research and development expense in 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones. Cost reimbursements were not material.

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

Effective January 1, 2020, Otsuka was no longer co-promoting Sprycel in the U.S. and as a result, this arrangement was no longer considered a collaboration under ASC 808. Revenues earned and fees paid to Otsuka in the Oncology Territory in 2021 and 2020 are not included in the selected financial information table above.

In 2019, revenues earned from the Otsuka alliance were $1.8 billion and payments to Otsuka of $302 million were recorded in Cost of product sold.

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

The aggregate cash paid in connection with the Celgene acquisition was $35.7 billion (or $24.6 billion net of cash acquired). BMS funded the acquisition through cash on-hand and debt proceeds.

The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The assessment of the fair value of assets acquired and liabilities assumed was finalized in 2020.

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

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective fair values summarized below:

Dollars in Millions	Purchase Price Allocation
Cash and cash equivalents	$11,179
Receivables	2,652
Inventories	4,511
Property, plant and equipment	1,065
Intangible assets(a)	63,927
Otezla* assets held-for-sale(b)	13,400
Other assets	3,451
Accounts payable	(363)
Income taxes payable	(2,756)
Deferred income tax liabilities	(5,003)
Debt	(21,782)
Other liabilities	(4,002)
Identifiable net assets acquired	66,279
Goodwill(c)	13,990
Total consideration transferred	$80,269
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

	Year Ended December 31,
Amounts in Million	2019	2018
Total Revenues	$39,759	$36,243
Net Earnings	3,369	(4,083)

Asset Acquisitions

MyoKardia

In 2020, BMS acquired MyoKardia a clinical-stage biopharmaceutical company pioneering a precision medicine approach to discover, develop and commercialize targeted therapies for the treatment of serious cardiovascular diseases. BMS, through a subsidiary, completed a tender offer to acquire all of the issued and outstanding shares of MyoKardia’s common stock and accepted all shares validly tendered and not withdrawn as of the expiration time of the tender offer for $225.00 per share, or $13.1 billion, including cash settlements of equity stock awards. The acquisition provided BMS with rights to MyoKardia’s lead asset, mavacamten, a potential first-in-class cardiovascular medicine for the treatment of obstructive hypertrophic cardiomyopathy.

BMS funded the transaction through a combination of cash on hand from its operations and net proceeds received in connection with the 2020 senior unsecured notes offering. The consideration transferred was allocated based on the relative fair value of gross assets acquired. The transaction was accounted for as an asset acquisition since mavacamten represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). As a result, an $11.4 billion IPRD charge was recognized in 2020.

In 2021, the FDA accepted the NDA for mavacamten for patients with symptomatic obstructive HCM and assigned a PDUFA goal date of January 28, 2022. The FDA subsequently extended its review of the NDA for mavacamten to April 28, 2022.

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

Forbius

In 2020, BMS acquired all of the outstanding shares of Forbius, a privately held, clinical-stage protein engineering company that designs and develops biotherapeutics for the treatment of cancer and fibrotic diseases. The acquisition provides BMS with full rights to Forbius’s TGF-beta program, including the program’s lead investigational asset, AVID200, which is in Phase I development. BMS accounted for the transaction as an asset acquisition since AVID200 represented substantially all of the fair value of the gross assets acquired. The transaction price included an up-front payment of $185 million and contingent development, regulatory and sales-based milestone payments up to $815 million. The up-front payment was included in Research and development expense except for $7 million that was allocated to deferred tax assets.

Other

Research and development expense also includes $100 million in 2020 resulting from the occurrence of certain development events attributed to the Cormorant asset acquisition completed in 2016.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Proceeds(a)			Divestiture (Gains)/Losses			Royalty Income
Dollars in Millions	2021	2020	2019	2021	2020	2019	2021	2020	2019
Diabetes Business	$612	$558	$661	$—	$—	$—	$(622)	$(567)	$(650)
Otezla*	—	—	13,400	—	—	—	—	—	—
UPSA Business	—	—	1,508	—	—	(1,157)	—	—	—
Mature Brands and Other	136	157	73	(9)	(55)	(11)	(44)	(77)	(36)
Total	$748	$715	$15,642	$(9)	$(55)	$(1,168)	$(666)	$(644)	$(686)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Diabetes Business

In February 2014, BMS and AstraZeneca terminated their diabetes business alliance agreements and BMS sold to AstraZeneca substantially all of the diabetes business comprising the alliance. Consideration for the transaction included tiered royalty payments ranging from 10% to 25% based on net sales through 2025. Royalties were $725 million in 2021, $673 million in 2020 and $533 million in 2019.

In September 2015, BMS transferred a percentage of its future royalty rights on Amylin net product sales in the U.S. to CPPIB. The transferred rights represent approximately 70% of potential future royalties BMS is entitled to in 2019 to 2025. In exchange for the transfer, BMS received an additional tiered-based royalty on Amylin net product sales in the U.S. from CPPIB in 2016 through 2018. In 2021, CPPIB transferred its future royalty rights on Amylin net product sales in the U.S. to OCM Healthcare. As a result of these transfers of rights, royalty income for Amylin net product sales in the U.S. were reduced by $28 million in 2021, $39 million in 2020 and $48 million in 2019.

In November 2017, BMS transferred a percentage of its future royalty rights on a portion of Onglyza* and Farxiga* net product sales to Royalty Pharma. The transferred rights represent approximately 20% to 25% of potential future royalties BMS is entitled to for those products in 2020 to 2025. As a result of these transfers of rights, royalty income for Onglyza* and Farxiga* net product sales were increased by $165 million in 2019, and reduced by $75 million in 2021 and $67 million in 2020.

Otezla*

In order to complete the Celgene acquisition, BMS was required by the FTC to divest certain products. In 2019, BMS completed the divestiture of Otezla* (apremilast) to Amgen for $13.4 billion of cash. The transaction was accounted for as an asset divestiture. Otezla* was acquired as part of the Celgene acquisition and was classified as held-for-sale at the time of the acquisition. The fair value of Otezla* net assets consisted of $13.0 billion of developed product rights and $381 million of inventory.

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

BMS transferred its co-commercialization rights in Japan to Merck KGaA in 2015 in exchange for sales-based royalties through 2032. As a result of the adoption of ASC 610 in 2018, estimated future royalties resulting from the transfer of rights to Merck KGaA were recorded as a cumulative effect adjustment in Retained earnings. Royalty income was increased by $32 million in 2021 and $23 million in 2019 as a result of changes in estimated future royalties.

Manufacturing Operations

In 2019, BMS sold its manufacturing and packaging facility in Anagni, Italy to Catalent Inc. The transaction was accounted for as the sale of a business. The assets were reduced to their relative fair value after considering the purchase price resulting in an impairment charge of $121 million that was included in Cost of products sold in 2019.

Other

In 2020, the product rights to a mature brand were sold resulting in proceeds of $50 million and divestiture gain of $49 million.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, up-front licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Keytruda* royalties	$(841)	$(681)	$(545)
Tecentriq* royalties	(90)	(19)	—
Up-front licensing fees	(34)	(30)	(29)
Contingent milestone income	(18)	(72)	(31)
Amortization of deferred income	(39)	(58)	(58)
Other royalties	(45)	(23)	(11)
Total	$(1,067)	$(883)	$(674)

Tecentriq* Patent License

In 2020, BMS and Ono entered a global patent license agreement with Roche Group related to Tecentriq* (atezolizumab), Roche’s anti-PD-L1 antibody. Under the agreement, Roche paid $324 million which included royalties for the nine months ended September 30, 2020, and will pay single-digit royalties on worldwide net sales of Tecentriq* through December 31, 2026. The up-front payment and royalties will be shared between BMS and Ono consistent with existing agreements. BMS recorded $239 million in Other (income)/expense, net for the settlement and $19 million and $90 million for royalties in 2020 and 2021, respectively.

In-license Arrangements

Immatics

In 2021, BMS entered into a global exclusive license to Immatics’ TCR bispecific IMA401 program. IMA401 is being studied in oncology and a Clinical Trial Application has been filed with the German federal regulatory authority and is planned to commence in the first half of 2022. BMS and Immatics will collaborate on development and BMS will be responsible for the commercialization of IMA401 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction includes an up-front payment of $150 million which will be included in Research and development expense and Immatics is eligible to receive contingent development, regulatory and sales-based milestones up to $770 million as well as royalties on global net sales. The agreement closed in the first quarter 2022.

Agenus

In 2021, BMS obtained a global exclusive license to Agenus’ proprietary AGEN1777 bispecific antibody program that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and a Phase I clinical trial was initiated in October 2021. BMS will be responsible for the development and any subsequent commercialization of AGEN1777 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction included an up-front payment of $200 million which was included in Research and development expense and Agenus is eligible to receive contingent development, regulatory and sales-based milestones up to $1.4 billion as well as royalties on global net sales.

Dragonfly

In 2020, BMS obtained a global exclusive license to Dragonfly’s interleukin-12 (IL-12) investigational immunotherapy program, including its extended half-life cytokine DF6002. BMS will be responsible for the development and any subsequent commercialization of DF6002 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Dragonfly will continue to be involved in the development of DF6002 in current and certain future Phase I/II clinical trials. BMS paid $475 million to Dragonfly for the rights in 2020 including $75 million following the commencement of a Phase I combination clinical study (included in Research and development expense). Dragonfly is eligible to receive additional contingent consideration comprised of development, regulatory and sales-based milestone payments up to $2.7 billion and royalties on global net sales.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Interest expense	$1,334	$1,420	$656
Royalties and licensing income	(1,733)	(1,527)	(1,360)
Equity investment gains	(745)	(1,228)	(275)
Integration expenses	564	717	415
Contingent consideration	(542)	(1,757)	523
Loss on debt redemption	281	—	—
Provision for restructuring	169	530	301
Litigation and other settlements	82	(194)	77
Transition and other service fees	(49)	(149)	(37)
Investment income	(39)	(121)	(464)
Pension and postretirement	(15)	(13)	1,599
Divestiture gains	(9)	(55)	(1,168)
Reversion excise tax	—	76	—
Intangible asset impairment	—	21	15
Acquisition expenses	—	—	657
Other	(18)	(34)	(1)
Other (income)/expense, net	$(720)	$(2,314)	$938

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition that are currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (5%), Marketing, selling and administrative expenses (65%) and Research and development expenses (30%). Charges of approximately $3.0 billion are expected to be incurred. The majority of the charges are expected to be incurred through 2022. Cumulative charges of approximately $2.6 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $2.7 billion. Employee workforce reductions were approximately 405 in 2021, 1,565 in 2020 and 125 in 2019.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $117 million have been recognized for these actions to date.

Company Transformation

In 2016, a restructuring plan was announced to evolve and streamline BMS’s operating model. Cumulative charges of approximately $1.5 billion were recognized for these actions since the announcement. Actions under the plan were completed as of December 31, 2020.

The following provides the charges related to restructuring initiatives by type of cost:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Celgene Acquisition Plan	$673	$1,244	$674
MyoKardia Acquisition Plan	78	39	—
Company Transformation	—	127	305
Total charges	$751	$1,410	$979

Employee termination costs	$159	$457	$273
Other termination costs	10	73	28
Provision for restructuring	169	530	301
Integration expenses	564	717	415
Accelerated depreciation	2	53	133
Asset impairments	24	103	130
Other shutdown costs, net	(8)	7	—
Total charges	$751	$1,410	$979

Cost of products sold	$24	$32	$180
Marketing, selling and administrative	3	10	1
Research and development	—	113	82
Other (income)/expense, net	724	1,255	716
Total charges	$751	$1,410	$979

The following summarizes the charges and spending related to restructuring plan activities:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Liability at December 31	$148	$100	$99
Cease-use liability reclassification	—	—	(3)
Liability at January 1	148	100	96
Provision for restructuring(a)	156	460	156
Foreign currency translation and other	(4)	6	(1)
Payments	(199)	(418)	(151)
Liability at December 31	$101	$148	$100
(a)    Includes reductions to the liability resulting from changes in estimates of $19 million in 2021, $10 million in 2020 and $4 million in 2019. Excludes $13 million in 2021, $70 million in 2020 and $145 million in 2019 of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Current:
U.S.	$1,879	$1,245	$1,002
Non-U.S.	598	(104)	1,437
Total Current	2,477	1,141	2,439
Deferred:
U.S.	(1,255)	229	(113)
Non-U.S.	(138)	754	(811)
Total Deferred	(1,393)	983	(924)
Total Provision	$1,084	$2,124	$1,515

Effective Tax Rate

The reconciliation of the effective tax rate to the U.S. statutory Federal income tax rate was as follows:

	% of Earnings Before Income Taxes
Dollars in Millions	2021		2020		2019
Earnings/(Loss) before income taxes:
U.S.	$1,593		$(10,106)		$542
Non-U.S.	6,505		3,235		4,433
Total	8,098		(6,871)		4,975
U.S. statutory rate	1,701	21.0%	(1,443)	21.0%	1,045	21.0%
Global intangible low taxed income (GILTI)	687	8.5%	729	(10.6)%	849	17.1%
Foreign tax effect of certain operations in Ireland, Puerto Rico and Switzerland	(143)	(1.8)%	(86)	1.3%	(68)	(1.4)%
Internal transfers of intangible assets	(983)	(12.1)%	853	(12.4)%	—	—
U.S. Federal, state and foreign contingent tax matters	154	1.9%	136	(2.0)%	(13)	(0.3)%
U.S. Federal research based credits	(165)	(2.0)%	(165)	2.4%	(138)	(2.8)%
Contingent value rights	(108)	(1.3)%	(363)	5.3%	110	2.2%
Non-deductible R&D charges	—	—	2,461	(35.8)%	5	0.1%
Puerto Rico excise tax	(152)	(1.9)%	(147)	2.1%	(163)	(3.3)%
State and local taxes (net of valuation allowance)	33	0.4%	103	(1.5)%	(16)	(0.3)%
Foreign and other	60	0.7%	46	(0.7)%	(96)	(1.8)%
Total	$1,084	13.4%	$2,124	(30.9)%	$1,515	30.5%

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

Internal transfers of certain intangible and other assets to streamline our legal entity structure subsequent to the Celgene acquisition resulted in a tax benefit in 2021 and in a tax charge in 2020 upon adjusting deferred taxes for the book and revalued tax basis differences of the related assets.

U.S. Federal, state and foreign contingent tax matters includes an $81 million tax benefit in 2019 with respect to lapse of statutes.

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

Deferred Taxes and Valuation Allowance

The components of current and non-current deferred income tax assets/(liabilities) were as follows:

	December 31,
Dollars in Millions	2021	2020
Deferred tax assets
Foreign net operating loss carryforwards	$945	$3,271
State net operating loss and credit carryforwards	304	325
U.S. Federal net operating loss and credit carryforwards	226	435
Milestone payments and license fees	887	643
Other foreign deferred tax assets	237	307
Share-based compensation	232	389
Other	921	981
Total deferred tax assets	3,752	6,351
Valuation allowance	(1,056)	(2,809)
Deferred tax assets net of valuation allowance	$2,696	$3,542

Deferred tax liabilities
Acquired intangible assets	$(4,867)	$(6,612)
Goodwill and other	(891)	(1,176)
Total deferred tax liabilities	$(5,758)	$(7,788)

Deferred tax liabilities, net	$(3,062)	$(4,246)

Recognized as:
Deferred income taxes assets – non-current	$1,439	$1,161
Deferred income taxes liabilities – non-current	(4,501)	(5,407)
Total	$(3,062)	$(4,246)

The U.S. Federal net operating loss carryforwards were $585 million at December 31, 2021. These carryforwards were acquired as a result of certain acquisitions and are subject to limitations under Section 382 of the Internal Revenue Code. The net operating loss carryforwards expire in varying amounts beginning in 2022. The foreign and state net operating loss carryforwards expire in varying amounts beginning in 2022 (certain amounts have unlimited lives).

At December 31, 2021, a valuation allowance of $1.1 billion exists for the following items: $583 million primarily for foreign net operating loss and tax credit carryforwards, $183 million for state deferred tax assets including net operating loss and tax credit carryforwards and $290 million for U.S. Federal deferred tax assets including equity fair value adjustments and U.S. Federal net operating loss carryforwards.

Changes in the valuation allowance were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Balance at beginning of year	$2,809	$2,844	$3,193
Provision	201	62	75
Utilization	(1,087)	(488)	(423)
Foreign currency translation	(157)	212	(132)
Acquisitions/(dispositions)/(liquidations), net	(720)	179	228
Non U.S. rate change	10	—	(97)
Balance at end of year	$1,056	$2,809	$2,844

In 2021, certain foreign net operating losses and related valuation allowances were utilized or eliminated as a result of internal legal entity restructurings.

Income tax payments were $3.5 billion in 2021, $3.4 billion in 2020 and $1.5 billion in 2019.

In connection with the enactment of the TCJA, we were required to pay a one-time transition tax and elected to pay over a period of eight years as permitted under the TCJA. The remaining amounts payable for each of the next five years are as follows: $339 million in 2022; $567 million in 2023; $799 million in 2024; $1.0 billion in 2025; $244 million in 2026.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (excluding interest and penalties):

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Balance at beginning of year	$2,003	$1,905	$995
Gross additions to tax positions related to current year	66	76	170
Gross additions to tax positions related to prior years	75	325	19
Gross additions to tax positions assumed in acquisitions	—	51	852
Gross reductions to tax positions related to prior years	(22)	(352)	(35)
Settlements	(70)	(7)	(23)
Reductions to tax positions related to lapse of statute	(5)	(5)	(72)
Cumulative translation adjustment	(5)	10	(1)
Balance at end of year	$2,042	$2,003	$1,905

Additional information regarding unrecognized tax benefits is as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Unrecognized tax benefits that if recognized would impact the effective tax rate	$1,957	$1,900	$1,809
Accrued interest	424	366	292
Accrued penalties	26	20	10

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

It is also reasonably possible that the total amount of unrecognized tax benefits at December 31, 2021 could decrease in the range of approximately $395 million to $445 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits. The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that will likely be audited:

U.S.	2008 to 2021
Canada	2012 to 2021
France	2020 to 2021
Germany	2015 to 2021
Italy	2016 to 2021
Japan	2016 to 2021
UK	2012 to 2021

Note 8. EARNINGS/(LOSS) PER SHARE

	Year Ended December 31,
Amounts in Millions, Except Per Share Data	2021	2020	2019
Net Earnings/(Loss) Attributable to BMS Used for Basic and Diluted EPS Calculation	$6,994	$(9,015)	$3,439

Weighted-Average Common Shares Outstanding - Basic	2,221	2,258	1,705
Incremental Shares Attributable to Share-Based Compensation Plans	24	—	7
Weighted-Average Common Shares Outstanding - Diluted	2,245	2,258	1,712

Earnings/(Loss) per Common Share
Basic	$3.15	$(3.99)	$2.02
Diluted	3.12	(3.99)	2.01

The total number of potential shares of common stock excluded from the diluted earnings/(loss) per share computation because of the antidilutive impact was 106 million in 2020 and was not material in 2021 and 2019.

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

There were no transfers between levels 1, 2 and 3 during the year ended December 31, 2021.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2021			December 31, 2020
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$12,225	$—	$—	$12,361	$—
Marketable debt securities:
Certificates of deposit	—	2,264	—	—	1,020	—
Commercial paper	—	320	—	—	—	—
Corporate debt securities	—	403	—	—	698	—
Derivative assets	—	206	12	—	42	27
Equity investments	1,910	109	—	3,314	138	—
Derivative liabilities	—	25	—	—	270	—
Contingent consideration liability:
Contingent value rights	8	—	—	530	—	—
Other acquisition related contingent consideration	—	—	35	—	—	78

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

Marketable Debt Securities

The following table summarizes marketable debt securities:

	December 31, 2021				December 31, 2020
Dollars in Millions	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Certificates of deposit	$2,264	$—	$—	$2,264	$1,020	$—	$—	$1,020
Commercial paper	320	—	—	320	—	—	—	—
Corporate debt securities	401	2	—	403	684	14	—	698
Total marketable debt securities(a)	$2,985	$2	$—	2,987	$1,704	$14	$—	1,718
(a)    All marketable debt securities mature within two years as of December 31, 2021 and 2020.

Equity Investments

The following summarizes the carrying amount of equity investments at December 31, 2021 and 2020:

Dollars in Millions	2021	2020
Equity investments with readily determinable fair values	$2,019	$3,452
Equity investments without readily determinable fair values	283	694
Limited partnerships and other equity method investments	666	549
Total equity investments	$2,968	$4,695

The following summarizes the activity related to equity investments. Equity investment (gains)/loss are included in Other (income)/expense, net.

Dollars in Millions	2021	2020	2019
Equity investments with readily determined fair values(a)
Net loss/(gain) recognized	$403	$(964)	$(170)
Net loss/(gain) recognized on investments sold	(357)	12	(14)
Net unrealized loss/(gain) recognized on investments still held	760	(976)	(156)

Equity investments without readily determinable fair values
Upward adjustments	(918)	(388)	(58)
Impairments and downward adjustments	1	204	27
Cumulative upward adjustments	(103)
Cumulative impairments and downward adjustments	78

Equity in net (income)/loss of affiliates(b)	(231)	(72)	85
(a) Certain prior year amounts have been reclassified to conform to the current year's presentation.
(b) A termination fee related to our Europe and Asia partnership with Sanofi of $80 million was included in 2019.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 12 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $3.5 billion and Japanese yen of $1.2 billion at December 31, 2021.

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

In 2020, Treasury lock hedge contracts were entered into with a total notional value of $2.1 billion to hedge future interest rate risk associated with the anticipated issuance of long-term debt to fund the MyoKardia acquisition. The Treasury lock contracts were terminated upon the issuance of the 2020 unsecured senior notes and the $51 million proceeds were included in Other Comprehensive Income/(Loss).

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at December 31, 2021 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $600 million at December 31, 2021 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Accumulated other comprehensive loss with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.10% as of December 31, 2021) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following summarizes the fair value of outstanding derivatives:

	December 31, 2021				December 31, 2020
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$255	$10	$—	$—	$255	$24	$—	$—
Cross-currency interest rate swap contracts	600	26	—	—	—	—	400	(10)
Foreign currency forward contracts	3,587	161	1,814	(20)	231	1	5,813	(259)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	883	9	568	(5)	1,104	17	336	(1)
Other	—	12	—	—	—	27	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Year Ended December 31,
	2021		2020		2019
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(31)	$—	$(29)	$—	$(24)
Cross-currency interest rate swap contracts	—	(11)	—	(10)	—	(9)
Foreign currency forward contracts	96	(21)	(18)	(23)	(103)	11
Forward starting interest rate swap option contracts	—	—	—	—	—	35
Deal contingent forward starting interest rate swap contracts	—	—	—	—	—	240
Foreign currency zero-cost collar contracts	—	—	—	—	—	2

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income/(Loss):

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)(a)	$364	$(267)	$65
Reclassified to Cost of products sold	96	(54)	(103)
Treasury lock hedge contracts gain:
Recognized in Other Comprehensive Income/(Loss)	—	51	—

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	38	(11)	6

Non-derivatives qualifying as net investment hedges
Non U.S. dollar borrowings gain/(loss):
Recognized in Other Comprehensive Income/(Loss)	83	(105)	29
(a)    The majority is expected to be reclassified into earnings in the next 12 months.

Debt Obligations

Short-term debt obligations include:

	December 31,
Dollars in Millions	2021	2020
Non-U.S. short-term borrowings	$105	$176
Current portion of long-term debt	4,764	2,000
Other	79	164
Total	$4,948	$2,340

Long-term debt and the current portion of long-term debt includes:

	December 31,
Dollars in Millions	2021	2020
Principal Value:
2.250% Notes due 2021	—	500
2.550% Notes due 2021	—	1,000
2.875% Notes due 2021	—	500
Floating Rate Notes due 2022	500	500
2.000% Notes due 2022	750	750
2.600% Notes due 2022	1,500	1,500
3.250% Notes due 2022	1,000	1,000
3.550% Notes due 2022	1,000	1,000
0.537% Notes due 2023	1,500	1,500
2.750% Notes due 2023	750	750
3.250% Notes due 2023	500	500
3.250% Notes due 2023	890	1,000
4.000% Notes due 2023	—	700
7.150% Notes due 2023	239	302
2.900% Notes due 2024	2,478	3,250
3.625% Notes due 2024	395	1,000
0.750% Notes due 2025	1,000	1,000
1.000% Euro Notes due 2025	651	701
3.875% Notes due 2025	1,925	2,500
3.200% Notes due 2026	2,250	2,250
6.800% Notes due 2026	256	256
1.125% Notes due 2027	1,000	1,000
3.250% Notes due 2027	750	750
3.450% Notes due 2027	1,000	1,000
3.900% Notes due 2028	1,500	1,500
3.400% Notes due 2029	4,000	4,000
1.450% Notes due 2030	1,250	1,250
1.750% Euro Notes due 2035	651	701
5.875% Notes due 2036	279	287
6.125% Notes due 2038	219	226
4.125% Notes due 2039	2,000	2,000
2.350% Notes due 2040	750	750
5.700% Notes due 2040	193	250
3.250% Notes due 2042	500	500
5.250% Notes due 2043	280	400
4.500% Notes due 2044	500	500
4.625% Notes due 2044	748	1,000
5.000% Notes due 2045	1,768	2,000
4.350% Notes due 2047	1,250	1,250
4.550% Notes due 2048	1,486	1,500
4.250% Notes due 2049	3,750	3,750
2.550% Notes due 2050	1,500	1,500
6.875% Notes due 2097	86	87
0.13% - 5.75% Other - maturing through 2024	51	51
Total	$43,095	$48,711

	December 31,
Dollars in Millions	2021	2020
Principal Value	$43,095	$48,711

Adjustments to Principal Value:
Fair value of interest rate swap contracts	10	24
Unamortized basis adjustment from swap terminations	119	149
Unamortized bond discounts and issuance costs	(263)	(303)
Unamortized purchase price adjustments of Celgene debt	1,408	1,755
Total	$44,369	$50,336

Current portion of long-term debt	4,764	2,000
Long-term debt	39,605	48,336
Total	$44,369	$50,336

The fair value of long-term debt was $49.1 billion and $58.5 billion at December 31, 2021 and 2020, respectively, valued using Level 2 inputs which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

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

In 2021, BMS purchased aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

Repayment of Notes at maturity aggregated $2.0 billion in 2021, $2.8 billion in 2020 and $1.3 billion in 2019. Interest payments were $1.5 billion in 2021, $1.6 billion in 2020 and $414 million in 2019.

The aggregate maturities of long-term debt and interest for each of the next five years are as follows: $6.1 billion in 2022; $5.1 billion in 2023; $4.1 billion in 2024; $4.7 billion in 2025; $3.5 billion in 2026.

At December 31, 2021, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively. No borrowings were outstanding under any revolving credit facility at December 31, 2021 or 2020.

In January 2022, BMS entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for BMS’s commercial paper borrowings. Concurrently with the entry into this facility, the commitments under BMS’s existing five-year $1.5 billion facilities were terminated.

Available financial guarantees provided in the form of bank overdraft facilities, stand-by letters of credit and performance bonds were approximately $1.2 billion at December 31, 2021. Stand-by letters of credit and guarantees are issued through financial institutions in support of various obligations, including sale of products to hospitals and foreign ministries of health, bonds for customs, and duties and value added tax.
Note 10. RECEIVABLES

	December 31,
Dollars in Millions	2021	2020
Trade receivables	$8,723	$7,882
Less charge-backs and cash discounts	(723)	(645)
Less allowance for expected credit loss	(21)	(18)
Net trade receivables	7,979	7,219
Alliance, Royalties, VAT and other	1,390	1,282
Receivables	$9,369	$8,501

Non-U.S. receivables sold on a nonrecourse basis were $1.5 billion in 2021, $1.2 billion in 2020 and $797 million in 2019. In the aggregate, receivables from three pharmaceutical wholesalers in the U.S. represented approximately 59% and 56% of total trade receivables at December 31, 2021 and 2020, respectively.

Changes to the allowances for expected credit loss, charge-backs and cash discounts were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Balance at beginning of year	$663	$412	$278
Celgene acquisition	—	—	116
Provision(a)	7,257	5,839	3,687
Utilization	(7,170)	(5,601)	(3,667)
Other	(6)	13	(2)
Balance at end of year	$744	$663	$412
(a)    Includes provision for expected credit loss of $4 million in 2021, $12 million in 2020 and $12 million in 2019.

Note 11. INVENTORIES

	December 31,
Dollars in Millions	2021	2020
Finished goods	$543	$932
Work in process	2,111	2,015
Raw and packaging materials	350	207
Total Inventories	$3,004	$3,154

Inventories	$2,095	$2,074
Other non-current assets	909	1,080

Total inventories include fair value adjustments resulting from the Celgene acquisition of approximately $508 million and $774 million at December 31, 2021 and 2020, respectively, which will be recognized in future periods. Other non-current assets include inventory expected to remain on hand beyond 12 months in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

	December 31,
Dollars in Millions	2021	2020
Land	$169	$189
Buildings	5,897	5,732
Machinery, equipment and fixtures	3,252	3,063
Construction in progress	764	487
Gross property, plant and equipment	10,082	9,471
Less accumulated depreciation	(4,033)	(3,585)
Property, plant and equipment	$6,049	$5,886

United States	$4,710	$4,501
Europe	1,176	1,243
Rest of the World	163	142
Total	$6,049	$5,886

Depreciation expense was $559 million in 2021, $586 million in 2020 and $554 million in 2019.

Note 13. LEASES

Leased facilities for office, research and development, and storage and distribution purposes, comprise approximately 90% of the total lease obligation. Lease terms vary based on the nature of operations and the market dynamics in each country; however, all leased facilities are classified as operating leases with remaining lease terms between one year and 15 years. Most leases contain specific renewal options for periods ranging between one year and 10 years where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Certain leases also contain termination options that provide the flexibility to terminate the lease ahead of its expiration with sufficient advance notice. Periods covered by an option to terminate the lease were included in the non-cancellable lease term when exercise of the option was determined not to be reasonably certain. Judgment is required in assessing whether renewal and termination options are reasonably certain to be exercised. Factors are considered such as contractual terms compared to current market rates, leasehold improvements expected to have significant value, costs to terminate a lease and the importance of the facility to operations. Costs determined to be variable and not based on an index or rate were not included in the measurement of real estate lease liabilities. These variable costs include real estate taxes, insurance, utilities, common area maintenance and other operating costs. As the implicit rate on most leases is not readily determinable, an incremental borrowing rate was applied on a portfolio approach to discount its real estate lease liabilities.

The remaining 10% of lease obligations are comprised of vehicles used primarily by salesforce and a research and development facility operated by a third party under management’s direction. Vehicle lease terms vary by country with terms generally between one year and four years.

The following table summarizes the components of lease expense:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Operating lease cost	$220	$194	$115
Variable lease cost	44	50	25
Short-term lease cost	17	19	20
Sublease income	(7)	(4)	(4)
Total operating lease expense	$274	$259	$156

Operating lease right-of-use assets and liabilities were as follows:

	December 31,
Dollars in Millions	2021	2020
Other non-current assets	$919	$859

Other current liabilities	169	164
Other non-current liabilities	874	833
Total liabilities	$1,043	$997

Future lease payments for non-cancellable operating leases as of December 31, 2021 were as follows:

Dollars in Millions
2022	$190
2023	176
2024	130
2025	105
2026	96
Thereafter	494
Total future lease payments	1,191

Less imputed interest	(148)
Total lease liability	$1,043

Right-of-use assets obtained in exchange for new operating lease obligations were $228 million in 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $189 million in 2021 and $164 million in 2020.

Undiscounted lease obligations for operating leases not yet commenced were approximately $793 million as of December 31, 2021. The obligation primarily relates to a research and development facility that is being constructed by the lessor and which is expected to be ready for use in 2022.

A right-of-use asset impairment charge of $31 million was incurred during 2020 due to a site vacancy and partial sublease. The fair value of the right-of-use asset was determined using an income approach incorporating potential future cash flows associated with the sublease of the building.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020
Weighted average remaining lease term	10 years	9 years
Weighted average discount rate	3%	3%

Note 14. GOODWILL AND OTHER INTANGIBLE ASSETS

	Estimated Useful Lives	December 31,
Dollars in Millions		2021	2020
Goodwill		$20,502	$20,547

Other intangible assets:
Licenses	5 – 15 years	307	328
Acquired marketed product rights	3 – 15 years	60,454	59,076
Capitalized software	3 – 10 years	1,499	1,325
IPRD		3,750	6,130
Gross other intangible assets		66,010	66,859
Less accumulated amortization		(23,483)	(13,616)
Other intangible assets		$42,527	$53,243

In 2021, $1.5 billion of IPRD was reclassified to acquired marketed product rights upon approval of Breyanzi and Abecma in the U.S. Amortization expense of other intangible assets was $10.2 billion in 2021, $9.9 billion in 2020 and $1.3 billion in 2019. Future annual amortization expense of other intangible assets is expected to be approximately $9.8 billion in 2022, $9.2 billion in 2023, $8.4 billion in 2024, $2.9 billion in 2025 and $1.3 billion in 2026.

Other intangible asset impairment charges were $1.2 billion in 2021, $1.1 billion in 2020 and $66 million in 2019.

In 2021, a $610 million IPRD impairment charge for an investigational compound was recorded in Research and development expense primarily resulting from changes in clinical timelines, expected launch dates and competitive landscape. The compound is being studied as a potential treatment for hematologic diseases and was acquired in the acquisition of Celgene. The charge represented a partial write-down of its carrying value based on the estimated fair value determined using discounted cash flow projections. Additionally, a $230 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was being studied as a potential treatment for fibrotic diseases and was acquired in the acquisition of Celgene. The charge represented a full write-down based on the estimated fair value determined using discounted cash flow projections.

In 2021, Inrebic EU regulatory approval milestones of $300 million were achieved resulting in a $385 million increase to the acquired marketed product rights intangible asset, after establishing the applicable deferred tax liability. An impairment charge of $315 million was recognized in Cost of products sold as the carrying value of this asset exceeded the projected undiscounted cash flows of the asset. The charge was equal to the excess of the asset's carrying value over its estimated fair value using discounted cash flow projections.

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

Note 15. SUPPLEMENTAL FINANCIAL INFORMATION

	December 31,
Dollars in Millions	2021	2020
Income taxes	$2,786	$1,799
Research and development	514	492
Contract assets	361	254
Equity investments	255	619
Restricted cash(a)	140	89
Other	776	533
Other current assets	$4,832	$3,786

	December 31,
Dollars in Millions	2021	2020
Equity investments	$2,713	$4,076
Inventories	909	1,080
Operating leases	919	859
Pension and postretirement	317	208
Research and development	248	206
Restricted cash(a)	197	338
Other	232	252
Other non-current assets	$5,535	$7,019
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted.

	December 31,
Dollars in Millions	2021	2020
Rebates and discounts	$6,399	$5,688
Income taxes	754	647
Employee compensation and benefits	1,375	1,412
Research and development	1,373	1,423
Dividends	1,186	1,129
Interest	378	434
Royalties	410	461
Operating leases	169	164
Contingent value rights	—	515
Other	1,927	2,154
Other current liabilities	$13,971	$14,027

	December 31,
Dollars in Millions	2021	2020
Income taxes payable	$4,835	$5,017
Pension and postretirement	654	899
Operating leases	874	833
Deferred income	326	357
Deferred compensation	427	344
Other	218	326
Other non-current liabilities	$7,334	$7,776

Note 16. EQUITY

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at January 1, 2019	2,208	$221	$2,081	$(2,762)	$34,065	576	$(19,574)	$96
Accounting change - cumulative effect(a)	—	—	—	—	5	—	—	—
Adjusted balance at January 1, 2019	2,208	221	2,081	(2,762)	34,070	576	(19,574)	96
Net earnings	—	—	—	—	3,439	—	—	21
Other Comprehensive Income/(Loss)	—	—	—	1,242	—	—	—	—
Celgene acquisition	715	71	42,721	—	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(3,035)	—	—	—
Share repurchase program	—	—	(1,400)	—	—	105	(5,900)	—
Stock compensation	—	—	307	—	—	(9)	117	—
Distributions	—	—	—	—	—	—	—	(17)
Balance at December 31, 2019	2,923	292	43,709	(1,520)	34,474	672	(25,357)	100
Net loss	—	—	—	—	(9,015)	—	—	20
Other Comprehensive Income/(Loss)	—	—	—	(319)	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(4,178)	—	—	—
Share repurchase program	—	—	1,400	—	—	43	(2,993)	—
Stock compensation	—	—	(784)	—	—	(36)	2,113	—
Distributions	—	—	—	—	—	—	—	(60)
Balance at December 31, 2020	2,923	292	44,325	(1,839)	21,281	679	(26,237)	60
Net earnings	—	—	—	—	6,994	—	—	20
Other Comprehensive Income/(Loss)	—	—	—	571	—	—	—	—
Cash dividends declared(b)	—	—	—	—	(4,455)	—	—	—
Share repurchase program	—	—	—	—	—	102	(6,240)	—
Stock compensation	—	—	36	—	—	(34)	1,218	—
Distributions	—	—	—	—	—	—	—	(20)
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
(a)    Cumulative effect resulting from adoption of ASU 2014-09 and ASU 2016-02.
(b)    Cash dividends declared per common share were $2.01 in 2021, $1.84 in 2020 and $1.68 in 2019.

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

In January and December 2021, the Board of Directors approved an increase of $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization for BMS’s common stock. BMS repurchased approximately 102 million shares of its common stock for $6.2 billion in 2021. The remaining share repurchase capacity under the share repurchase program was approximately $15.2 billion as of December 31, 2021.

In 2020, BMS repurchased approximately 27 million shares of its common stock for $1.6 billion. In 2020, the 2019 ASR was settled and approximately 16 million shares of common stock were received by BMS and transferred to treasury stock.

In 2019, BMS executed ASR agreements to repurchase an aggregate $7.0 billion of common stock. These ASR agreements were funded with cash on-hand. Approximately 99 million shares of common stock (80% of the $7.0 billion aggregate repurchase price) were received by BMS and included in treasury stock. In addition, approximately 6 million shares of common stock were repurchased for $300 million.

In February 2022, BMS executed ASR agreements to repurchase an aggregate $5.0 billion of its common stock. These ASR agreements were funded with cash on-hand and are expected to settle during the second and third quarters of 2022. The total number of shares to be repurchased under the ASR agreements will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements.

The components of Other Comprehensive Income/(Loss) were as follows:

	Year Ended December 31,
	2021			2020			2019
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$364	$(34)	$330	$(216)	$7	$(209)	$65	$(7)	$58
Reclassified to net earnings(a)	95	(10)	85	(54)	7	(47)	(103)	13	(90)
Derivatives qualifying as cash flow hedges	459	(44)	415	(270)	14	(256)	(38)	6	(32)

Pension and postretirement benefits:
Actuarial gains/(losses)	220	(40)	180	(134)	25	(109)	(143)	28	(115)
Amortization(b)	41	(10)	31	33	(6)	27	55	(11)	44
Settlements(b)	(6)	1	(5)	10	(3)	7	1,640	(366)	1,274
Pension and postretirement benefits	255	(49)	206	(91)	16	(75)	1,552	(349)	1,203

Marketable debt securities:
Unrealized (losses)gains	(11)	2	(9)	7	(1)	6	42	(9)	33
Realized (gains)/losses(b)	—	—	—	(1)	—	(1)	3	—	3
Marketable debt securities	(11)	2	(9)	6	(1)	5	45	(9)	36

Foreign currency translation	(14)	(27)	(41)	(19)	26	7	43	(8)	35

Other Comprehensive Income/(Loss)	$689	$(118)	$571	$(374)	$55	$(319)	$1,602	$(360)	$1,242
(a)    Included in Cost of products sold.
(b)    Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income/(Loss), net of taxes, were as follows:

	December 31,
Dollars in Millions	2021	2020
Derivatives qualifying as cash flow hedges	$178	$(237)
Pension and postretirement benefits	(768)	(974)
Marketable debt securities	2	11
Foreign currency translation	(680)	(639)
Accumulated other comprehensive loss	$(1,268)	$(1,839)

Note 17. RETIREMENT BENEFITS

BMS sponsors defined benefit pension plans, defined contribution plans and termination indemnity plans for regular full-time employees. The principal defined benefit pension plan was the Bristol Myers Squibb Retirement Income Plan (the “Plan”), which covered most U.S. employees. Future benefits related to service for the Plan were eliminated in 2009. BMS contributed at least the minimum amount required by ERISA. Plan benefits were based primarily on the participant’s years of credited service and final average compensation.

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

The net periodic benefit cost of defined benefit pension plans includes:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Service cost — benefits earned during the year	$51	$48	$26
Interest cost on projected benefit obligation	35	42	115
Expected return on plan assets	(99)	(98)	(200)
Amortization of prior service credits	(4)	(4)	(4)
Amortization of net actuarial loss	50	44	59
Settlements and Curtailments	(5)	10	1,640
Net periodic pension benefit cost	$28	$42	$1,636

Pension settlement charges were recognized after determining the annual lump sum payments will exceed the annual interest and service costs for certain pension plans, including the primary U.S. pension plan in 2019.

Changes in defined benefit pension plan obligations, assets, funded status and amounts recognized in the consolidated balance sheets were as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020
Benefit obligations at beginning of year	$3,242	$2,940
Service cost—benefits earned during the year	51	48
Interest cost	35	42
Settlements and Curtailments	(101)	(145)
Actuarial (gains)/losses	(153)	233
Benefits paid	(46)	(58)
Foreign currency and other	(93)	182
Benefit obligations at end of year	$2,935	$3,242

Fair value of plan assets at beginning of year	$2,807	$2,536
Actual return on plan assets	125	196
Employer contributions	87	96
Settlements	(83)	(126)
Benefits paid	(46)	(58)
Foreign currency and other	(75)	163
Fair value of plan assets at end of year	$2,815	$2,807

Funded status	$(120)	$(435)

Assets/(Liabilities) recognized:
Other non-current assets	$317	$208
Other current liabilities	(24)	(26)
Other non-current liabilities	(413)	(617)
Funded status	$(120)	$(435)

Recognized in Accumulated other comprehensive loss:
Net actuarial losses	$1,015	$1,255
Prior service credit	(29)	(22)
Total	$986	$1,233

The accumulated benefit obligation for defined benefit pension plans was $2.9 billion and $3.2 billion at December 31, 2021 and 2020, respectively.

Additional information related to pension plans was as follows:

	December 31,
Dollars in Millions	2021	2020
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,274	$1,805
Fair value of plan assets	836	1,162
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,245	1,579
Fair value of plan assets	832	952

Actuarial Assumptions

Weighted-average assumptions used to determine defined benefit pension plan obligations were as follows:

	December 31,
	2021	2020
Discount rate	1.6%	1.2%
Rate of compensation increase	1.0%	1.3%
Interest crediting rate	2.1%	2.2%

Weighted-average actuarial assumptions used to determine defined benefit pension plan net periodic benefit cost were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	1.2%	1.6%	3.2%
Expected long-term return on plan assets	3.6%	4.1%	4.5%
Rate of compensation increase	1.3%	1.3%	0.5%
Interest crediting rate	2.2%	2.2%	2.7%

The yield on high quality corporate bonds matching the duration of the benefit obligations is used in determining the discount rate. The FTSE Pension Discount Curve is used in developing the discount rate for the U.S. plans.

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
Actuarial gains and losses resulted from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates) and from differences between assumed and actual experience (such as differences between actual and expected return on plan assets). Actuarial gains and losses related to plan benefit obligations primarily resulted from changes in discount rates.

Postretirement Benefit Plans

Comprehensive medical and group life benefits are provided for substantially all BMS U.S. retirees electing to participate in comprehensive medical and group life plans and to a lesser extent certain benefits for non-U.S. employees. The medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The life insurance plan is noncontributory. Postretirement benefit plan obligations were $237 million and $267 million at December 31, 2021 and 2020, respectively. The weighted-average discount rate used to determine benefit obligations was 2.5% and 2.0% at December 31, 2021 and 2020, respectively. The net periodic benefit credits were not material.

As a result of the Bristol Myers Squibb Retirement Income Plan's termination in 2019, $381 million of assets held in a separate account within the Pension Trust used to fund retiree medical plan payments was reverted back to the Company in 2020, resulting in an excise tax of $76 million.

Plan Assets

The fair value of pension and postretirement plan assets by asset category at December 31, 2021 and 2020 was as follows:

	December 31, 2021				December 31, 2020
Dollars in Millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan Assets
Equity securities	$44	$—	$—	$44	$101	$—	$—	$101
Equity funds	—	625	—	625	—	601	—	601
Fixed income funds	—	815	—	815	—	783	—	783
Corporate debt securities	—	485	—	485	—	533	—	533
U.S. Treasury and agency securities	—	67	—	67	—	70	—	70
Insurance contracts	—	—	130	130	—	—	149	149
Cash and cash equivalents	47	—	—	47	96	—	—	96
Other	—	224	42	266	—	112	40	152
Plan assets subject to leveling	$91	$2,216	$172	$2,479	$197	$2,099	$189	$2,485

Plan assets measured at NAV as a practical expedient				336				322
Net plan assets				$2,815				$2,807

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

The investment strategy is to maximize return while maintaining an appropriate level of risk to provide sufficient liquidity for benefit obligations and plan expenses. Individual plan investment allocations are determined by local fiduciary committees and the composition of total assets for all pension plans at December 31, 2021 was broadly characterized as an allocation between equity securities (30%), debt securities (55%) and other investments (15%).

Contributions and Estimated Future Benefit Payments

Contributions to pension plans were $87 million in 2021, $96 million in 2020, and $63 million in 2019, and are not expected to be material in 2022. Estimated annual future benefit payments (including lump sum payments) will be approximately $137 million in 2022 and approximately $130 million in each of the next five years and in the subsequent five year period.

Savings Plans

The principal defined contribution plan is the Bristol-Myers Squibb Savings and Investment Program. The contributions are based on employee contributions and the level of Company match. The U.S. defined contribution plan expense was approximately $350 million in 2021, $290 million in 2020 and $200 million in 2019.

Note 18. EMPLOYEE STOCK BENEFIT PLANS

On May 4, 2021, the shareholders approved the 2021 Stock Award and Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Plan, under which the authorization to grant awards was set to expire in 2022. The 2021 Plan also replaced our 2014 Equity Incentive Plan (the “2014 Plan”) and 2017 Stock Incentive Plan (the “2017 Plan”), which originated as plans of Celgene Corporation that we assumed, amended and renamed when we acquired Celgene in 2019. The 2021 Plan authorizes awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, dividend equivalents, performance share units, market share units and other stock-based awards. As of December 31, 2021, the 2021 Plan was the only plan under which we were authorized to grant equity awards. The 2021 Plan provides for 85 million shares to be authorized for grants plus shares recaptured upon forfeitures or other terminations of awards under the 2012 Plan, 2014 Plan and 2017 Plan, subject to adjustments in accordance with the terms of the 2021 Plan. As of December 31, 2021, 89 million shares were available for award. Shares generally are issued from treasury stock to satisfy BMS’s obligations under the 2021 Plan and the prior Plans.

As part of the Celgene acquisition, BMS assumed the 2017 Plan and the 2014 Plan. These plans provided for the granting of options, restricted stock units (“RSUs”), performance share units (“PSUs”) and other share-based and performance-based awards to former Celgene employees, officers and non-employee directors. Additionally, the terms of these plans provided for accelerated vesting of awards upon a change in control followed by an involuntary termination without cause. Outstanding Celgene equity awards were assumed by BMS and converted into BMS equity awards at acquisition. The replacement BMS awards generally have the same terms and conditions (including vesting) as the former Celgene awards for which they were exchanged.

CVRs were also issued to the holders of vested and unexercised “in the money” Celgene options that were outstanding at the acquisition date. Celgene RSU holders and unvested “in the money” options that were outstanding at the acquisition date, with awards vesting prior to March 31, 2021 were also eligible to receive CVRs. Celgene RSU holders and unvested “in the money” options that were outstanding at the acquisition date with awards vesting after March 31, 2021 were eligible to receive a cash value of $9.00 per pre-converted Celgene RSU and “in the money” options if all CVR milestones were achieved. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.

Under the 2021 Plan, executive officers and other employees may be granted options to purchase common stock at no less than the market price on the date the option is granted. Options generally become exercisable ratably over four years and have a maximum term of 10 years. The Plans provide for the granting of stock appreciation rights whereby the grantee may surrender exercisable rights and receive common stock and/or cash measured by the excess of the market price of the common stock over the award's exercise price.

RSUs may be granted to executive officers and other employees, subject to restrictions as to continuous employment. Generally, vesting occurs ratably over a three- to four-year period from grant date. A stock unit is a right to receive stock at the end of the specified vesting and/or deferral period; stock units have no voting rights.

Market share units (“MSUs”) are granted to executives. Vesting is conditioned upon continuous employment until the vesting date and a payout factor of at least 60% of the grant-date share price on a given measurement date. Attainment of a higher payout factor which is the share price on measurement date divided by share price on award date results in a higher percentage payout of MSUs, up to a maximum of 200% of the target number of MSUs. The share price used in the payout factor is calculated using an average of the closing prices on the grant or measurement date, and the nine trading days immediately preceding the grant or measurement date. Vesting occurs ratably over four years.

PSUs are granted to executives, have a three-year performance cycle and are granted as a target number of units subject to adjustment. The number of shares issued when PSUs vest is determined based on the achievement of specified performance goals and based on BMS’s three-year total shareholder return relative to a peer group of companies. Vesting is conditioned upon continuous employment and occurs on the third anniversary of the grant date.

Stock-based compensation expense for awards ultimately expected to vest is recognized over the vesting period. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense was as follows:

	Year Ended December 31,
Dollars in Millions	2021	2020	2019
Cost of products sold	$57	$37	$19
Marketing, selling and administrative	241	332	162
Research and development	272	339	115
Other (income)/expense, net	13	71	145
Total stock-based compensation expense	$583	$779	$441

Income tax benefit(a)	$120	$158	$87
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $38 million in 2021, $35 million in 2020 and $4 million in 2019.

The total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 includes $192 million, $382 million and $66 million, respectively, related to Celgene post-combination service period and $13 million, $71 million and $145 million, respectively, of accelerated vesting of awards related to the Celgene acquisition. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for more information related to the Celgene acquisition.

The replacement stock options granted to Celgene option holders on acquisition were issued consistent with the vesting conditions of the replaced award. Replacement stock options have contractual terms of 10 years from the initial grant date (by Celgene). The majority of stock options outstanding vest in one-fourth increments over a four-year period, although certain awards cliff vest or have longer or shorter service periods. Celgene option holders may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period. BMS estimated the fair value of replacement options, using a Black-Scholes Option pricing model, with the following assumptions:

Year Ended December 31, 2019
Weighted average risk-free interest rate	1.59%
Expected volatility	25.7%
Weighted average expected term (years)	2.65
Expected dividend yield	2.89%

The risk-free interest rate is based on rates available for U.S. Federal Reserve treasury constant maturities with a remaining term equal to the options' expected life at the time of the replacement award. Expected volatility of replacement stock option awards was estimated based on a 50/50 blend of implied volatility and five year historical volatility of BMS’s publicly traded stocks. The expected term of an employee stock option is the period of time for which the option is expected to be outstanding and is based on historical and forecasted exercise behavior. Dividend yield is estimated based on BMS’ annual dividend rate at the time of award replacement.

The following table summarizes the stock compensation activity for the year ended December 31, 2021:

	Stock Options(a)		Restricted Stock Units		Market Share Units		Performance Share Units
Shares in Millions	Number of Options	Weighted-Average Exercise Price of Shares	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value	Number of Nonvested Awards	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2021	73.4	$50.25	27.7	$54.58	1.7	$56.01	3.1	$56.72
Granted	—	—	8.9	56.58	1.0	58.04	1.5	59.04
Released/Exercised	(23.1)	42.70	(13.8)	55.36	(0.6)	57.25	(0.9)	67.60
Adjustments for actual payout	—	—	—	—	—	—	0.1	67.60
Forfeited/Canceled	(3.3)	63.71	(3.7)	54.71	(0.3)	56.15	(0.4)	56.04
Balance at December 31, 2021	47.0	53.00	19.1	54.92	1.8	56.51	3.4	55.38

Expected to vest			17.0	54.91	1.6	56.51	3.2	54.85
(a)    At December 31, 2021 substantially all of the 2 million unvested stock options with a weighted-average exercise price of $48.22, are expected to vest.

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$7	$676	$46	$83
Expected weighted-average period in years of compensation cost to be recognized	0.6	2.6	2.8	1.7

Amounts in Millions, except per share data	2021	2020	2019
Weighted-average grant date fair value (per share):
Stock options - replacement awards	$—	$—	$15.00
Restricted stock units - replacement awards	—	—	56.37
Restricted stock units	56.58	53.65	47.16
Market share units	58.04	53.92	51.52
Performance share units	59.04	55.61	49.99

Fair value of awards that vested:
Restricted stock units - replacement awards	$519	$777	$233
Restricted stock units	246	122	105
Market share units	37	37	30
Performance share units	61	59	53

Total intrinsic value of stock options exercised	512	556	148

The fair value of RSUs approximates the closing trading price of BMS’s common stock on the grant date after adjusting for the units not eligible for accrued dividends. The fair value of MSUs is estimated as of the grant date using a Monte Carlo simulation. The fair value of PSUs is estimated using the Monte Carlo simulation for the portion related to the relative total shareholder return measure and considers the probability of satisfying the payout factor and adjusting for the units not eligible for accrued dividends relative to the remaining portion of the PSUs.

The fair value of the replacement RSUs approximates the closing trading price of BMS’s common stock on the date of acquisition after adjusting for the units not eligible for accrued dividends. The fair value on the acquisition date attributable to post-combination service, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the remaining vesting period.

The following table summarizes significant outstanding and exercisable options at December 31, 2021:

Range of Exercise Prices	Number of Options (in millions)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
$10 - $40	7.5	1.4	$29.54	$246
$40 - $55	15.3	3.9	48.79	208
$55 - $65	16.2	3.2	59.54	48
$65+	8.0	3.7	69.99	—
Outstanding	47.0	3.2	53.00	$502
Exercisable	44.9	3.1	53.22	$474

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing stock price of $62.35 on December 31, 2021.
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

INTELLECTUAL PROPERTY

Anti-PD-1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber is seeking to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in this case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In February 2019, BMS settled the lawsuit with Pfizer. A bench trial in the lawsuit with Dana-Farber took place in February 2019. In May 2019, the District Court issued an opinion ruling that the two scientists should be added as inventors to the patents which was affirmed on appeal. In May 2021, the U.S. Supreme Court declined to consider the case. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the District Court’s decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss the complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber’s claims for damages before May 17, 2019—the date of the District Court’s ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. No trial date has been scheduled.

CAR T
In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million up-front payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the ’190 Patent to be invalid. In October 2021, Juno and SKI filed a petition with the Federal Circuit for panel and en banc rehearing which the Federal Circuit denied on January 14, 2022. The Company intends to file a petition for a writ of certiorari with the U.S. Supreme Court.

Eliquis - U.S.
In 2017, BMS received Notice Letters from twenty-five generic companies notifying BMS that they had filed aNDAs containing paragraph IV certifications seeking approval of generic versions of Eliquis. As a result, two Eliquis patents listed in the FDA Orange Book are being challenged: the composition of matter patent claiming apixaban specifically and a formulation patent. In response, BMS, along with its partner Pfizer, initiated patent infringement actions under the Hatch-Waxman Act against all generic filers in the U.S. District Court for the District of Delaware in April 2017. In August 2017, the U.S. Patent and Trademark Office granted patent term restoration to the composition of matter patent to November 2026, thereby restoring the term of the Eliquis composition of matter patent, which is BMS’s basis for projected minimum market exclusivity dates. BMS settled with a number of aNDA filers. These settlements do not affect BMS’s projected minimum market exclusivity dates for Eliquis. A trial with the remaining aNDA filers took place in late 2019. In August 2020, the U.S. District Court issued a decision finding that the remaining aNDA filers’ products infringed the Eliquis composition of matter and formulation patents and that both Eliquis patents are not invalid. In September 2021, the Federal Circuit affirmed the lower court decision. The time by which the remaining aNDA filers could seek review of the Federal Circuit's decision has lapsed, and thus the decision is final.

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

There are similar lawsuits filed in France, Italy, the Netherlands, Portugal, the Republic of Ireland, and Sweden seeking revocation of a composition of matter patent relating to Eliquis.

Additional infringement and invalidity actions involving Eliquis patents may be filed in various countries in Europe in the coming months.

Onureg – U.S.
In November 2021, BMS received a Notice Letter from Accord notifying BMS that it had filed an aNDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the US and challenging the one FDA Orange Book-listed formulation patent expiring in 2030. In response, BMS filed a patent infringement action against Accord in the U.S. District Court for the District of Delaware. No trial date has been scheduled.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed the holding of validity of the clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate claims. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($324 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision and an appeal hearing concluded in February 2021.

Pomalyst - U.S.
Beginning in 2017, Celgene received Notice letters on behalf of, among others that settled in previous reporting periods, Mylan Pharmaceuticals Inc. (“Mylan”) notifying Celgene that it had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Pomalyst in the U.S. In response, Celgene filed a patent infringement action against Mylan in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. In February 2019, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against Mylan asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide. In March 2020, Celgene subsequently filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against Mylan asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide, and Mylan responded by moving to dismiss for improper venue and lack of jurisdiction. In November 2021, Celgene entered into a confidential settlement agreement with Mylan, settling all outstanding claims in the litigations with Mylan.

In June 2019, Celgene received a Notice Letter from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) notifying Celgene that they had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Pomalyst in the U.S. In response, Celgene initiated a patent infringement action against DRL in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. In March 2020, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting a newly-issued patent that is listed in the FDA Orange Book and that covers formulations comprising pomalidomide, which has been consolidated with the above DRL case. In February 2021, Celgene filed an additional patent infringement action in the U.S. District Court for the District of New Jersey against DRL asserting certain patents that are not listed in the FDA Orange Book and that cover polymorphic forms of pomalidomide. DRL has filed answers and counterclaims alleging that each of the asserted patents is invalid and/or not infringed. In January 2022, Celgene entered into a confidential settlement agreement with DRL, settling all outstanding claims in the litigations with DRL.

Revlimid - U.S.
Celgene has received Notice Letters on behalf of, among others that settled in previous reporting periods, Lupin Limited (“Lupin”); Hikma Pharmaceuticals USA, Inc. (“Hikma”); and Alembic Pharmaceuticals Limited, Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (“Alembic”) notifying Celgene that they had filed aNDAs containing paragraph IV certifications seeking approval to market generic versions of Revlimid in the U.S. In response, Celgene filed patent infringement actions against the companies in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents against certain defendants, who have filed answers and/or counterclaims alleging that the asserted patents are invalid and/or not infringed. No trial date has been scheduled in any of these actions. In December 2021 and January 2022, Celgene entered into confidential settlement agreements with Lupin and Hikma, respectively, settling all outstanding claims in the litigations with Lupin and Hikma.

Sprycel - U.S.
In August 2021, BMS received a Notice Letter from Alembic notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed a patent infringement action against Alembic in the U.S. District Court for the District of New Jersey. In October 2021, BMS received a Notice Letter from Eugia Pharma Specialties Ltd. (“Eugia “) notifying BMS that it had filed an aNDA containing paragraph IV certifications seeking approval of a generic version of Sprycel in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In response, BMS filed a patent infringement action against Eugia in the U.S. District Court for the District of New Jersey. In December 2021 and January 2022, BMS entered into a confidential settlement agreement with Alembic and Eugia, respectively, settling all outstanding claims in the litigations.

Zeposia - U.S.
On October 15, 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC (“Actelion”), filed a complaint for patent infringement in the United States District Court for the District of New Jersey against BMS and Celgene for alleged infringement of U.S. Patent No. 10,251,867 (the “’867 Patent”). The Complaint alleges that the sale of Zeposia infringes certain claims of the ’867 Patent and Actelion is seeking damages and injunctive relief. No trial date has been scheduled.

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

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., no cases remain in the MDL and less than 5 cases remain pending in state courts (New Jersey and Massachusetts). There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario). Both class actions have now been certified and will proceed separately, subject to a pending further appeal of the Ontario class certification decision.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. This litigation involved lawsuits on behalf of plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The orders will result in the dismissal of all claims alleging an injury of pancreatic cancer in the MDL and JCCP. Plaintiffs initially appealed the MDL order, but subsequently filed a motion to dismiss their appeal as to Amylin and Lilly. That motion to dismiss was granted on October 5, 2021 making the MDL decision final as to Amylin and Lilly. Plaintiffs may seek appeals in the JCCP. As of December 31, 2021, Plaintiffs’ counsel have submitted dismissals with prejudice in exchange for a waiver of costs on behalf of nearly 60% of the plaintiffs in the JCCP (including injury plaintiffs and spouse/beneficiary plaintiffs) alleging claims against Amylin and Lilly. Additional dismissals are anticipated. BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of June 2021, claims are pending in state and federal court on behalf of approximately 270 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco (“JCCP”). In August 2021, the MDL and JCCP courts jointly heard evidence regarding the parties’ motions to exclude general causation experts. On September 24, 2021, the JCCP court granted defendants’ motion to exclude plaintiffs’ only general causation expert and largely denied plaintiffs’ motions to exclude defendants’ general causation experts; on January 5, 2022, the MDL court likewise granted defendants’ motion to exclude plaintiffs’ expert and denied entirely plaintiffs’ motions. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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

Celgene Securities Litigations
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

In April 2020, certain Schwab management investment companies on behalf of certain Schwab funds filed an individual action in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action against the same remaining defendants in that action (the “Schwab Action”). In July 2020, the defendants filed a motion to dismiss the plaintiffs’ complaint in full. In March 2021, the Court granted in part and denied in part defendants’ motion to dismiss consistent with its decision in the Celgene Securities Class Action.

The California Public Employees’ Retirement System in April 2021 (the “CalPERS Action”); DFA Investment Dimensions Group Inc., on behalf of certain of its funds; and American Century Mutual Funds, Inc., on behalf of certain of its funds, in July 2021 (respectively the “DFA Action” and the “American Century Action”), and GIC Private Limited in September 2021 (the “GIC Action”), filed separate individual actions in the U.S. District Court for the District of New Jersey asserting largely the same allegations as the Celgene Securities Class Action and the Schwab individual action against the same remaining defendants in those actions. In October 2021, these actions were consolidated for pre-trial proceedings with the Schwab Action. The court also consolidated any future direct actions raising common questions of law and fact with the Schwab Action.

No trial dates have been scheduled in any of the above Celgene Securities Litigations.

Contingent Value Rights Litigations
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

In October 2021, alleged Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the joint proxy statement dated February 22, 2019, seeking stockholder approval for the proposed merger transaction between Celgene and BMS, was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel by a contractual milestone date, which was one of the conditions for payment to holders of CVRs that would be issued by BMS in connection with the Celgene transaction. The complaint asserts claims against BMS and the members of its board of directors at the time of the joint proxy statement.

A different alleged Celgene stockholder and purchaser of CVRs separately filed a complaint in December 2021 in the U.S. District Court for the Southern District of New York asserting claims on behalf of two separate putative classes, one of Celgene stockholders and one of purchasers of CVRs, for violations of sections 11 and 12(a)(2) of the Securities Act of 1933 and sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel by a contractual milestone date. The complaint further alleges that the joint proxy statement dated February 22, 2019, seeking stockholder approval for the proposed merger transaction between Celgene and BMS, as well as certain statements in BMS’s periodic SEC filings in 2020 and in certain press releases, earnings calls, and other presentations were materially false or misleading for substantially the same reason. The complaint asserts claims against BMS, the members of its board of directors at the time of the registration statement and the joint proxy statement, and certain BMS officers who either signed BMS’s periodic SEC filings or made statements in press releases, earnings calls, or other presentations. The action was consolidated with the action previously filed in October 2021.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. BMS removed the action to the U.S. District Court for the Southern District of New York. The plaintiff has filed a motion to remand the action to the state court.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene’s former chairman and chief executive officer. BMS removed the action to the U.S. District Court for the District of New Jersey and filed a motion to transfer the action to the U.S. District Court for the Southern District of New York. The plaintiff has filed a motion to remand the action to the state court.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

HIV Medication Antitrust Litigations
BMS and two other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz®, violate antitrust laws. The currently pending actions, asserted on behalf of indirect purchasers, were initiated in 2019 in the Northern District of California and in 2020 in the Southern District of Florida. The Florida matter was transferred to the Northern District of California. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. In September and October 2020, two purported class actions have also been filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the Court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. On September 22, 2021, two additional non-class action direct purchaser complaints were filed by a number of retail pharmacy and grocery store chains against BMS and two other manufacturers of HIV medications. These complaints make allegations similar to those raised in the other federal court cases and the New Mexico state court case described below. On October 13, 2021, BMS entered into a settlement agreement with the putative class of indirect purchasers. And on October 20, 2021, BMS reached an agreement in principle to settle claims filed by the putative class of direct purchasers. Both settlements are subject to court approval. In January 2022, BMS reached an agreement to settle the cases filed against it by the retail pharmacy and grocery store chains.

In February 2021, BMS and two other manufacturers of HIV medications were sued in State Court in New Mexico by the Attorney General of the State of New Mexico in a case alleging that the defendants’ agreements to develop and sell various fixed-dose combination products for the treatment of HIV, including Atripla*, and agreements to settle certain patent litigation violate the antitrust laws of the State of New Mexico. No trial date has been scheduled.

In December 2021, six additional non-class-action indirect purchaser cases were filed in the Northern District of California, and one additional non-class-action indirect purchaser case was filed in California state court naming BMS and two other manufacturers as defendants. These complaints make allegations similar to those in the other federal court cases. No trial date has been scheduled for these cases.

Nimbus
In August 2021, a complaint was filed by Nimbus Therapeutics, LLC and Nimbus Lakshmi, Inc. (collectively, “Nimbus”) in the U.S. District Court for the Southern District of New York against Celgene and BMS. The complaint relates to a warrant agreement for a tyrosine kinase 2 (“Tyk2”) product between Celgene and Nimbus Lakshmi, Inc. Nimbus’s complaint alleges breach of contract and violations of federal antitrust laws stemming from BMS’s acquisition of Celgene in 2019 as well as actions taken by Celgene to exercise or assign its rights under the agreement. In addition to damages, Nimbus seeks a declaratory judgment. On the same day it filed this complaint, Nimbus also sent Celgene and BMS a letter purporting to terminate the relevant warrant agreement under the same theories set forth in its complaint. BMS disputes Nimbus’s allegations and the validity of its attempts to terminate the warrant agreement. In September 2021, Celgene and BMS filed counterclaims against Nimbus, alleging breach of contract and tortious interference claims based on Nimbus’s efforts to prevent Celgene from acting on its rights under the warrant agreement and similarly seeking damages and a declaratory judgment. On October 14, 2021, the Court granted Celgene and BMS’s motion to preliminarily enjoin Nimbus from selling, transferring, encumbering, or otherwise disposing of, in part or in whole, the Tyk2 product until there is a final judgment on the merits. The parties finalized a settlement of the action and all claims were voluntarily dismissed with prejudice in January 2022.

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

In May 2018, Humana, Inc. (“Humana”) filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. A trial has been scheduled for January 17, 2023.

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

In May 2021, Molina sued Celgene and BMS in San Francisco Superior Court. Molina’s complaint makes largely the same claims and allegations as were made in the class action litigation. In July 2021, Celgene and BMS removed the action to the U.S. District Court for the Northern District of California, and in January 2022, that court granted Molina’s motion to remand to San Francisco Superior Court. No trial date has been scheduled.

In December 2021, a group of plaintiffs—MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, “MSP”)—sued Celgene and BMS in the U.S. District Court for the District of New Jersey. MSP’s complaint makes largely the same claims and allegations as were made in the class action litigation. MSP purports to pursue assignments from certain named and unnamed entities that allegedly purchased or otherwise provided reimbursement for Thalomid and/or Revlimid, and purports to bring direct and indirect purchaser claims. No trial date has been scheduled.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $89 million at December 31, 2021, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bristol-Myers Squibb Company (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income/(loss), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Gross-to-Net U.S. Rebate Accruals for U.S. Medicaid, Medicare Part D, and managed healthcare - Refer to “Note 2 - Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, the Company reduces gross product sales from list price at the time revenue is recognized for expected charge-backs, discounts, rebates sales allowances and product returns, which are referred to as gross-to-net (“GTN”) adjustments. These reductions are attributed to various commercial arrangements, managed healthcare organizations, and government programs that mandate various reductions from list price. Charge-backs and cash discounts are reflected as a reduction to receivables and settled through the issuance of credits to the customer. All other rebates, discounts and adjustments, are reflected as a liability and settled through cash payments.

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

Given the complexity involved in determining the significant assumptions used in calculating certain GTN U.S. rebate accruals, auditing these estimates involved especially subjective judgment.

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

Given the complexity associated with significant assumptions used and judgments made to calculate unrecognized tax benefit liabilities related to U.S. transfer pricing, auditing these estimates involved especially subjective judgment.

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
February 8, 2022

We have served as the Company’s auditor since 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this 2021 Form 10-K. Based on this evaluation, management has concluded that as of December 31, 2021, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2021 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2021 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bristol-Myers Squibb Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bristol-Myers Squibb Company (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 8, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 8, 2022

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)Reference is made to our 2022 Proxy Statement with respect to our Directors, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

(b)The information required by Item 10 with respect to our Executive Officers has been included in Part IA of this 2021 Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

Item 11.	EXECUTIVE COMPENSATION.
Reference is made to our 2022 Proxy Statement with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Reference is made to our 2022 Proxy Statement with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Reference is made to our 2022 Proxy Statement with respect to certain relationships and related transactions, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Reference is made to our 2022 Proxy Statement with respect to the aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)
		Page Number
1	Consolidated Financial Statements
	Consolidated Statements of Earnings and Comprehensive (Loss)/Income	73
	Consolidated Balance Sheets	74
	Consolidated Statements of Cash Flows	75
	Notes to Consolidated Financial Statements	76
	Report of Independent Registered Public Accounting Firm	124

2.	Financial Statement Schedules

All other schedules not included with this additional financial data are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2021 Form 10-K.

(b)	Exhibits Required to be filed by Item 601 of Regulation S-K	134
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this 2021 Form 10-K.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (Registrant)

By	/s/ GIOVANNI CAFORIO, M.D.
Giovanni Caforio, M.D.
Chairman of the Board and Chief Executive Officer

Date: February 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIOVANNI CAFORIO, M.D.	Chairman of the Board and Chief Executive Officer	February 9, 2022
(Giovanni Caforio, M.D.)	(Principal Executive Officer)

/s/ DAVID V. ELKINS	Chief Financial Officer	February 9, 2022
(David V. Elkins)	(Principal Financial Officer)

/s/ KAREN SANTIAGO	Senior Vice President and Corporate Controller	February 9, 2022
(Karen Santiago)	(Principal Accounting Officer)

/s/ PETER J. ARDUINI	Director	February 9, 2022
(Peter J. Arduini)

/s/ JULIA A. HALLER, M.D.	Director	February 9, 2022
(Julia A. Haller, M.D.)

/s/ MANUEL HIDALGO MEDINA, M.D., Ph.D.	Director	February 9, 2022
(Manuel Hidalgo Medina, M.D., Ph.D.)

/s/ PAULA A. PRICE	Director	February 9, 2022
(Paula A. Price)

/s/ DERICA W. RICE	Director	February 9, 2022
(Derica W. Rice)

/s/ THEODORE R. SAMUELS	Director	February 9, 2022
(Theodore R. Samuels)

/s/ GERALD L. STORCH	Director	February 9, 2022
(Gerald L. Storch)

/s/ KAREN H. VOUSDEN, PH.D.	Director	February 9, 2022
(Karen H. Vousden, Ph.D.)

/s/ PHYLLIS R. YALE	Director	February 9, 2022
(Phyllis R. Yale)

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this 2021 Form 10-K, unless the context otherwise indicates. Throughout this 2021 Form 10-K, we have used terms which are defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021	MCOs	Managed Care Organizations
AbbVie	AbbVie Inc.	MDL	multi-district litigation
Agenus	Agenus Inc.	MDS	myelodysplastic syndromes
ALL	acute lymphoblastic leukemia	Mead Johnson	Mead Johnson Nutrition Company
Amgen	Amgen Inc.	Merck	Merck & Co., Inc.
Amylin	Amylin Pharmaceuticals, Inc.	MF	myelofibrosis
aNDA	abbreviated New Drug Application	MPM	Malignant Pleural Mesothelioma
AstraZeneca	AstraZeneca PLC	MSI-H	high microsatellite instability
BCMA	B-cell maturation antigen	MyoKardia	MyoKardia, Inc.
Biogen	Biogen, Inc.	NASH	Non alcoholic steatohepatitis
BLA	Biologics License Application	NAV	net asset value
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	Nektar	Nektar Therapeutics
Celgene	Celgene Corporation	NDA	New Drug Application
cGMP	current Good Manufacturing Practices	NKT	natural killer T
CML	chronic myeloid leukemia	NLRP3	NACHT, LRR and PYD domains-containing protein 3
CPPIB	CPPIB Credit Europe S.A.R.L., a Luxembourg private limited liability company	Novartis	Novartis Pharmaceutical Corporation
CRC	colorectal cancer	NSCLC	non-small cell lung cancer
DSA	Distribution Services Agreement	NVAF	non-valvular atrial fibrillation
EC	European Commission	OECD	Organisation for Economic Co-operation and Development
EGFR	estimated glomerular filtration rate	OIG	Office of Inspector General of the U.S. Department of Health and Human Services
Eisai	Eisai Co., Ltd.	Ono	Ono Pharmaceutical Co., Ltd.
EMA	European Medicines Agency	OTC	Over-the-counter
EPO	European Patent Office	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EPS	earnings per share	PBMs	Pharmacy Benefit Managers
ERISA	Employee Retirement Income Security Act of 1974	PD-1	programmed death receptor-1
ESA	erythoropoiesis-stimulating agent	PDMA	Prescription Drug Marketing Act
ESCC	esophageal squamous cell carcinoma	PDUFA	Prescription Drug User Fee Act
EU	European Union	Pfizer	Pfizer, Inc.
FASB	Financial Accounting Standards Board	PhRMA Code	Pharmaceutical Research and Manufacturers of America’s Professional Practices Code
FCPA	Foreign Corrupt Practices Act	PRP	potentially responsible party
FDA	U.S. Food and Drug Administration	PsA	psoriatic arthritis
FL	follicular lymphoma	R&D	research and development
GAAP	U.S. generally accepted accounting principles	RA	rheumatoid arthritis
GBM	glioblastoma multiforme	RCC	renal cell carcinoma
Gilead	Gilead Sciences, Inc.	REMS	Risk Evaluation and Mitigation Strategy
GILTI	global intangible low taxed income	Roche	Roche Holding AG
GlaxoSmithKline	GlaxoSmithKline PLC	RRMM	relapsed/refractory multiple myeloma
GTN	gross-to-net	RS	ring sideroblast
Halozyme	Halozyme Therapeutics, Inc.	Sanofi	Sanofi S.A.
HCC	Hepatocellular carcinoma	sBLA	supplemental Biologics License Application
HIV	human immunodeficiency virus	SCCHN	squamous cell carcinoma of the head and neck
HR 3590	The Patient Protection and Affordable Care Act	SCLC	small cell lung cancer
ImClone	ImClone Systems Incorporated	SEC	U.S. Securities and Exchange Commission
Immatics	Immatics N.V.	STING	stimulator of interferon genes
IO	Immuno-Oncology	the 2012 Plan	The 2012 Stock Award and Incentive Plan
IPF	idiopathic pulmonary fibrosis	the Act	the Tax Cuts and Jobs Act of 2017
IPRD	in-process research and development	U.S.	United States
JIA	Juvenile Idiopathic Arthritis	UK	United Kingdom
LOE	loss of exclusivity	VAT	value added tax
MAA	Marketing Authorization Application	VTE	venous thromboembolic
LIBOR	London Interbank Offered Rate	WTO	World Trade Organization
Lilly	Eli Lilly and Company

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
‡

3f.	Bylaws of Bristol-Myers Squibb Company, as amended as of May 4, 2021 (incorporated herein by reference to Exhibit 3b to the Form 8-K dated and filed on May 4, 2021).	‡

4a.	Description of Bristol-Myers Squibb Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).	E-4-1

4b.	Letter of Agreement dated March 28, 1984 (incorporated herein by reference to Exhibit 4 to the Form 10-K for the fiscal year ended December 31, 1983).	‡

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

4kkk.
Assignment, Assumption, and Amendment Agreement , dated as of November 20, 2019, among Bristol-Myers Squibb Company, Celgene Corporation, American Stock Transfer & Trust Company, LLC and Equiniti Trust Company (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on November 20, 2019).
‡

10a.	SEC Consent Order (incorporated herein by reference to Exhibit 10s to the Form 10-Q for the quarterly period ended September 30, 2004).	‡

10b.
Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated April 26, 2007 as amended and restated as of August 23, 2007 (incorporated herein by reference to Exhibit 10c to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10c.
Second Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of March 15, 2012 (incorporated herein by reference to Exhibit 10d to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

10d.
Fourth Amendment to Amended and Restated Co-Development and Co-Promotion Agreement (Apixaban) by and between Bristol-Myers Squibb Company and Pfizer, Inc. dated as of May 18, 2015 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2016).†
‡

‡‡10e.	Bristol-Myers Squibb Company 2012 Stock Award and Incentive Plan, effective as of May 1, 2012 (incorporated herein by reference to Exhibit B to the 2012 Proxy Statement dated March 20, 2012).	‡

‡‡10f.
Form of 2019-2021 Performance Share Units Award Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated and filed on March 8, 2019).
‡

‡‡10g.
Form of 2020-2022 Performance Share Units Award Agreement under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10z to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10h.
Form of 2021-2023 Performance Share Units Award Agreement under the 2012 Equity Incentive Plan (incorporated herein by reference to Exhibit 10bb to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10i.	Form of 2022-2024 Performance Share Units Award Agreement under the 2021 Equity Incentive Plan (filed herewith).	E-10-1

‡‡10j.
Form of Restricted Stock Units Agreement with five year vesting under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10gg to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10k.
Form of Restricted Stock Units Agreement with four year vesting under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10hh to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10l.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10ii to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10m.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10jj to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10n.
Form of Restricted Stock Units Agreement with five year vesting under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10o.
Form of Restricted Stock Units Agreement with four year vesting under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10p.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10mm to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10q.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 10nn to the Form 10-K for the fiscal year ended December 31, 2019).
‡

‡‡10r.
Form of Restricted Stock Units Agreement with five year vesting under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10s.
Form of Restricted Stock Units Agreement with four year vesting under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10ll to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10t.
Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10mm to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10u.
Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2012 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10nn to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10v.	Form of Restricted Stock Units Agreement with five year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-2

‡‡10w.	Form of Restricted Stock Units Agreement with four year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-3

‡‡10x.	Form of Restricted Stock Units Agreement with three year vesting under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-4

‡‡10y.	Form of Restricted Stock Units Agreement with two-year cliff vesting with a one-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-5

‡‡10z.	Form of Restricted Stock Units Agreement with one-year cliff vesting with a two-year post-vest holding period under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-6

‡‡10aa.	Form of Market Share Units Agreement under the 2021 Stock Award and Incentive Plan (filed herewith).	E-10-7

‡‡10bb.	Bristol-Myers Squibb Company Performance Incentive Plan, as amended (as adopted, incorporated herein by reference to Exhibit 2 to the Form 10-K for the fiscal year ended December 31, 1978; as amended as of January 8, 1990, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1990; as amended on April 2, 1991, incorporated herein by reference to Exhibit 19b to the Form 10-K for the fiscal year ended December 31, 1991; as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1993; and as amended effective January 1, 1994, incorporated herein by reference to Exhibit 10d to the Form 10-K for the fiscal year ended December 31, 1994).	‡

‡‡10cc.	Bristol-Myers Squibb Company Executive Performance Incentive Plan effective January 1, 1997 (incorporated herein by reference to Exhibit 10b to the Form 10-K for the fiscal year ended December 31, 1996).	‡

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
‡

‡‡10ff.
Bristol-Myers Squibb Company Benefit Equalization Plan – Retirement Income Plan, effective as of January 1, 2012 and as amended and restated effective as of August 2, 2019 (incorporated herein by reference to Exhibit 10tt to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10gg.
Bristol-Myers Squibb Company Benefit Equalization Plan – Savings and Investment Program, effective as of January 1, 2012 and as amended and restated effective as of January 1, 2020 (incorporated herein by reference to Exhibit 10uu to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10hh.	Squibb Corporation Supplementary Pension Plan, as amended (as previously amended and restated, incorporated herein by reference to Exhibit 19g to the Form 10-K for the fiscal year ended December 31, 1991; as amended as of September 14, 1993, and incorporated herein by reference to Exhibit 10g to the Form 10-K for the fiscal year ended December 31, 1993).	‡

‡‡10ii.
Senior Executive Severance Plan, effective as of April 26, 2007 and as amended and restated effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10ww to the Form 10-K for the fiscal year ended December 31, 2020).
‡

‡‡10jj.
Form of Agreement entered into between the Registrant and each of the named executive officers and certain other executives effective January 1, 2016 (incorporated by reference to Exhibit 10kk to the Form 10-K for the fiscal year ended December 31, 2015).
‡

‡‡10kk.	Bristol-Myers Squibb Company Retirement Income Plan for Non-Employee Directors, as amended March 5, 1996 (incorporated herein by reference to Exhibit 10k to the Form 10-K for the fiscal year ended December 31, 1996).	‡

‡‡10ll.
Bristol-Myers Squibb Company 1987 Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 13, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for quarterly period ended September 30, 2019).
‡

‡‡10mm.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 1, 1990, incorporated herein by reference to Exhibit 28 to Registration Statement No. 33-38587 on Form S-8; as amended May 7, 1991, incorporated herein by reference to Exhibit 19c to the Form 10-K for the fiscal year ended December 31, 1991), as amended January 12, 1999 (incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1998).	‡

‡‡10nn.	Bristol-Myers Squibb Company Non-Employee Directors’ Stock Option Plan, as amended (as approved by the Stockholders on May 2, 2000, incorporated herein by reference to Exhibit A to the 2000 Proxy Statement dated March 20, 2000).	‡

‡‡10oo.	Squibb Corporation Deferral Plan for Fees of Outside Directors, as amended (as adopted, incorporated herein by reference to Exhibit 10e Squibb Corporation 1991 Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5514; as amended effective December 31, 1991 incorporated herein by reference to Exhibit 10m to the Form 10-K for the fiscal year ended December 31, 1992).	‡

‡‡10pp.	Bristol-Myers Squibb Company 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10qq.	Bristol-Myers Squibb Company 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 filed on November 25, 2019).	‡

‡‡10rr.	Bristol-Myers Squibb Company 2021 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit B to Bristol Myers-Squibb Company’s Definitive Proxy Statement filed on March 25, 2021)	‡

‡‡10ss.
Letter Agreement between Bristol-Myers Squibb Company and Dr. Thomas J. Lynch, Jr., dated as of June 4, 2019 (incorporated herein by reference to Exhibit 10e to the Form 10-Q for the quarterly period ended June 30, 2019).
‡

‡‡10tt.
Letter Agreement between Bristol-Myers Squibb Company and Mr. David Elkins, dated as of May 30, 2019 (incorporated herein by reference to Exhibit 10iii to the Form 10-K for the fiscal year ended December 31, 2019).
‡

21	Subsidiaries of the Registrant (filed herewith).	E-21-1

23	Consent of Deloitte & Touche LLP (filed herewith).	E-23-1

31a.	Section 302 Certification Letter (filed herewith).	E-31-1

31b.	Section 302 Certification Letter (filed herewith).	E-31-2

32a.	Section 906 Certification Letter (filed herewith).	E-32-1

32b.	Section 906 Certification Letter (filed herewith).	E-32-2

101	The following financial statements from the Bristol-Myers Squibb Company Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019, formatted in Inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive (loss)/income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

104.	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Commission.

*
Indicates, in this 2021 Form 10-K, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, LLC; Avapro/Avalide (known in the EU as Aprovel/Karvea) and Plavix are trademarks of Sanofi; Byetta is a trademark of Amylin Pharmaceuticals, LLC; CABOMETYX is a trademark of Exelixis, Inc.; Erbitux is a trademark of ImClone LLC; Farxiga and Onglyza are trademarks of AstraZeneca AB; Gleevec is a trademark of Novartis AG; Keytruda is a trademark of Merck Sharp & Dohme Corp.; Otezla is a trademark of Amgen Inc.; Tecentriq is a trademark of Genetech, Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.