Form 10-Q
period 2022-03-31
BRISTOL MYERS SQUIBB CO
filed 2022-04-29
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
At March 31, 2022, there were 2,129,064,271 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	49

Item 4.
Controls and Procedures	49

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	49

Item 1A.
Risk Factors	49

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.
Exhibits	51

Summary of Abbreviated Terms	52
Signatures	53
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended March 31,
EARNINGS	2022	2021
Net product sales	$11,308	$10,798
Alliance and other revenues	340	275
Total Revenues	11,648	11,073

Cost of products sold(a)	2,471	2,841
Marketing, selling and administrative	1,831	1,666
Research and development	2,260	2,219
Acquired IPRD	333	6
Amortization of acquired intangible assets	2,417	2,513
Other (income)/expense, net	649	(702)
Total Expenses	9,961	8,543

Earnings Before Income Taxes	1,687	2,530
Provision for Income Taxes	404	501
Net Earnings	1,283	2,029
Noncontrolling Interest	5	8
Net Earnings Attributable to BMS	$1,278	$2,021

Earnings per Common Share
Basic	$0.60	$0.90
Diluted	0.59	0.89
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
COMPREHENSIVE INCOME	2022	2021
Net Earnings	$1,283	$2,029
Other Comprehensive Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	31	280
Pension and postretirement benefits	21	23
Marketable debt securities	(1)	(2)
Foreign currency translation	(12)	(6)
Total Other Comprehensive Income	39	295

Comprehensive Income	1,322	2,324
Comprehensive Income Attributable to Noncontrolling Interest	5	8
Comprehensive Income Attributable to BMS	$1,317	$2,316
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	March 31, 2022	December 31, 2021
Current Assets:
Cash and cash equivalents	$12,369	$13,979
Marketable debt securities	2,599	2,987
Receivables	8,511	9,369
Inventories	2,104	2,095
Other current assets	4,538	4,832
Total Current Assets	30,121	33,262
Property, plant and equipment	6,047	6,049
Goodwill	20,500	20,502
Other intangible assets	40,103	42,527
Deferred income taxes	1,418	1,439
Other non-current assets	4,845	5,535
Total Assets	$103,034	$109,314

LIABILITIES
Current Liabilities:
Short-term debt obligations	$7,522	$4,948
Accounts payable	2,944	2,949
Other current liabilities	12,355	13,971
Total Current Liabilities	22,821	21,868
Deferred income taxes	3,809	4,501
Long-term debt	37,450	39,605
Other non-current liabilities	7,309	7,334
Total Liabilities	71,389	73,308

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	43,756	44,361
Accumulated other comprehensive loss	(1,229)	(1,268)
Retained earnings	23,948	23,820
Less cost of treasury stock	(35,187)	(31,259)
Total Bristol-Myers Squibb Company Shareholders’ Equity	31,580	35,946
Noncontrolling interest	65	60
Total Equity	31,645	36,006
Total Liabilities and Equity	$103,034	$109,314
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net earnings	$1,283	$2,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	2,584	2,668
Deferred income taxes	(687)	68
Stock-based compensation	107	151
Impairment charges	41	339
Pension settlements and amortization	7	11
Divestiture gains and royalties	(387)	(135)
Acquired IPRD	333	6
Equity investment losses/(gains)	644	(601)
Contingent consideration fair value adjustments	1	(510)
Other adjustments	248	233
Changes in operating assets and liabilities:
Receivables	786	67
Inventories	1	106
Accounts payable	23	303
Rebates and discounts	(930)	(221)
Income taxes payable	831	227
Other	(1,073)	(917)
Net Cash Provided by Operating Activities	3,812	3,824
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	2,100	782
Purchase of marketable debt securities	(1,714)	(1,302)
Proceeds from sales of equity investment securities	2	405
Capital expenditures	(253)	(173)
Divestiture and other proceeds	402	180
Acquisition and other payments, net of cash acquired	(442)	(35)
Net Cash Provided by/(Used in) Investing Activities	95	(143)
Cash Flows From Financing Activities:
Short-term debt obligations, net	42	(62)
Issuance of long-term debt	5,926	—
Repayment of long-term debt	(5,769)	(4,522)
Repurchase of common stock	(5,000)	(1,775)
Dividends	(1,185)	(1,108)
Other	333	172
Net Cash Used in Financing Activities	(5,653)	(7,295)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	9	(38)
Decrease in Cash, Cash Equivalents and Restricted Cash	(1,737)	(3,652)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14,316	14,973
Cash, Cash Equivalents and Restricted Cash at End of Period	$12,579	$11,321
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company (“BMS” or “the Company”) prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at March 31, 2022 and December 31, 2021 and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Up-front and contingent milestone charges in connection with asset acquisitions or licensing of third-party intellectual property rights previously presented in Research and development are now presented in Acquired IPRD in the consolidated statement of earnings. Proceeds received from the sale of equity investment securities previously presented in Divestiture and other proceeds in the consolidated statements of cash flows is now presented separately in Proceeds from sales of equity investment securities. Additionally, Rebates and discounts previously presented in Other changes in operating assets and liabilities in the consolidated statements of cash flows is now presented separately in Rebates and discounts.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Net product sales	$11,308	$10,798
Alliance revenues	188	142
Other revenues	152	133
Total Revenues	$11,648	$11,073

The following table summarizes GTN adjustments:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Gross product sales	$16,650	$15,559
GTN adjustments(a)
Charge-backs and cash discounts	(1,763)	(1,586)
Medicaid and Medicare rebates	(2,084)	(1,718)
Other rebates, returns, discounts and adjustments	(1,495)	(1,457)
Total GTN adjustments	(5,342)	(4,761)
Net product sales	$11,308	$10,798
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $74 million and $217 million for the three months ended March 31, 2022, and 2021, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
In-Line Products
Eliquis	$3,211	$2,886
Opdivo	1,923	1,720
Pomalyst/Imnovid	826	773
Orencia	792	758
Sprycel	483	470
Yervoy	515	456
Empliciti	75	85
Mature and other products	462	506
New Product Portfolio
Reblozyl	156	112
Abecma	67	—
Zeposia	36	18
Breyanzi	44	—
Inrebic	18	16
Onureg	23	15
Opdualag	6	—
Recent LOE Products(a)
Revlimid	2,797	2,944
Abraxane	214	314
Total Revenues	$11,648	$11,073

United States	$7,694	$7,010
Europe	2,413	2,553
Rest of the World	1,314	1,346
Other(b)	227	164
Total Revenues	$11,648	$11,073
(a)    Recent LOE Products includes products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $147 million and $284 million for the three months ended March 31, 2022 and 2021, respectively, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements.

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

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Revenues from alliances:
Net product sales	$3,239	$2,882
Alliance revenues	188	142
Total Revenues	$3,427	$3,024

Payments to/(from) alliance partners:
Cost of products sold	$1,556	$1,397
Marketing, selling and administrative	(54)	(49)
Research and development	22	7
Other (income)/expense, net	(12)	(5)

Dollars in Millions	March 31, 2022	December 31, 2021
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$304	$320
Accounts payable – to alliance partners	1,504	1,229
Deferred income from alliances(a)	326	330
(a)    Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2021 Form 10-K. Significant developments and updates related to alliances during the three months ended March 31, 2022 are set forth below.

Nektar

In April 2022, BMS and Nektar announced that the companies have jointly decided to end the global clinical development program for bempegaldesleukin in combination with Opdivo based on results from pre-planned analyses of two late-stage clinical studies in RCC and bladder cancer. These studies and all other ongoing studies in the program will be discontinued.

Note 4. DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended March 31,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2022	2021	2022	2021	2022	2021
Diabetes Business	$172	$164	$—	$—	$(170)	$(134)
Mature Products and Other	225	16	(211)	—	(1)	(1)
Total	$397	$180	$(211)	$—	$(171)	$(135)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Mature Products and Other

In the three months ended March 31, 2022, product rights to several mature products were sold to Cheplapharm resulting in cash proceeds of $221 million and divestiture gain of $211 million.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, up-front licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Keytruda* royalties	$(221)	$(192)
Tecentriq* royalties	(25)	(22)
Contingent milestone income	(41)	—
Amortization of deferred income	(12)	(15)
Other royalties	(7)	(3)
Total	$(306)	$(232)

In-license Arrangements

Immatics

In the three months ended March 31, 2022, BMS obtained a global exclusive license to Immatics’ TCR bispecific IMA401 program. IMA401 is being studied in oncology and a Clinical Trial Application has been approved by the German federal regulatory authority and the trial is planned to commence in the first half of 2022. BMS and Immatics will collaborate on the development and BMS will be responsible for the commercialization of IMA401 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an up-front payment of $150 million which was included in Acquired IPRD and Immatics is eligible to receive contingent development, regulatory and sales-based milestones of up to $770 million as well as royalties on global net sales.

Dragonfly

In the three months ended March 31, 2022, a Phase I development milestone for interlukin-12 (“IL-12”) was achieved resulting in a $175 million payment to Dragonfly and an Acquired IPRD charge. The parties also amended the terms of three future milestones by requiring the achievement of certain criteria by specified dates unless BMS notifies Dragonfly that it will discontinue development of IL-12. These milestones continue to be considered substantive and contingent because the decision to proceed will be based on an assessment of clinical data prior to the specified dates.

Other

MyoKardia

In April 2022, BMS amended the terms of a license arrangement and paid a third party $295 million to extinguish a future royalty obligation related to mavacamten prior to its FDA approval which will result in an Acquired IPRD charge.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Interest expense	$326	$353
Royalties and licensing income	(477)	(367)
Equity investment losses/(gains)	644	(601)
Integration expenses	105	141
Contingent consideration	1	(510)
Loss on debt redemption	275	281
Provision for restructuring	23	45
Litigation and other settlements	(37)	(8)
Transition and other service fees	(1)	(15)
Investment income	(10)	(9)
Divestiture gains	(211)	—
Other	11	(12)
Other (income)/expense, net	$649	$(702)

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition that are currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (5%), Marketing, selling and administrative expenses (65%) and Research and development expenses (30%). Charges of approximately $3.3 billion are expected to be incurred. The majority of the charges are expected to be incurred through 2022. Cumulative charges of approximately $2.7 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $3.0 billion. Employee workforce reductions were approximately 60 for the three months ended March 31, 2022 and 2021.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of approximately $120 million have been recognized for these actions to date.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Celgene Acquisition Plan	$127	$173
MyoKardia Acquisition Plan	3	37
Total charges	$130	$210

Employee termination costs	$22	$44
Other termination costs	1	1
Provision for restructuring	23	45
Integration expenses	105	141
Accelerated depreciation	2	—
Asset impairments	—	24
Total charges	$130	$210

Cost of products sold	$—	$24
Marketing, selling and administrative	2	—
Other (income)/expense, net	128	186
Total charges	$130	$210

The following summarizes the charges and spending related to restructuring plan activities:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Liability at December 31	$101	$148
Provision for restructuring(a)	23	39
Foreign currency translation and other	(1)	(2)
Payments	(21)	(59)
Liability at March 31	$102	$126
(a)    Includes a reduction of the liability resulting from changes in estimates of $9 million and $1 million for the three months ended March 31, 2022 and 2021, respectively. Excludes $6 million for the three months ended March 31, 2021 of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Earnings Before Income Taxes	$1,687	$2,530
Provision for Income Taxes	404	501
Effective Tax Rate	23.9%	19.8%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rates in 2022 and 2021 were impacted by low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization and contingent value rights fair value adjustments that were not taxable in 2021. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

It is reasonably possible that the amount of unrecognized tax benefits at March 31, 2022 could decrease in the range of approximately $450 million to $500 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

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

Note 8. EARNINGS PER SHARE

	Three Months Ended March 31,
Amounts in Millions, Except Per Share Data	2022	2021
Net Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$1,278	$2,021

Weighted-Average Common Shares Outstanding – Basic	2,146	2,236
Incremental Shares Attributable to Share-Based Compensation Plans	18	29
Weighted-Average Common Shares Outstanding – Diluted	2,164	2,265

Earnings per Common Share
Basic	$0.60	$0.90
Diluted	0.59	0.89

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was not material for the three months ended March 31, 2022 and 2021.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2022			December 31, 2021
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$9,467	$—	$—	$12,225	$—
Marketable debt securities:
Certificates of deposit	—	2,013	—	—	2,264	—
Commercial paper	—	325	—	—	320	—
Corporate debt securities	—	261	—	—	403	—
Derivative assets	—	288	10	—	206	12
Equity investments	1,410	44	—	1,910	109	—
Derivative liabilities	—	58	—	—	25	—
Contingent consideration liability:
Contingent value rights	6	—	—	8	—	—
Other acquisition related contingent consideration	—	—	34	—	—	35

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company’s 2021 Form 10-K, the Company’s fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs).

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

Marketable Debt Securities and Equity Investments

The following table summarizes marketable debt securities:

	March 31, 2022				December 31, 2021
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$2,013	$—	$—	$2,013	$2,264	$—	$—	$2,264
Commercial paper	325	—	—	325	320	—	—	320
Corporate debt securities	260	1	—	261	401	2	—	403
Total marketable debt securities(a)	$2,598	$1	$—	$2,599	$2,985	$2	$—	$2,987
(a)    All marketable debt securities mature within one year as of March 31, 2022 and December 31, 2021.

The following summarizes the carrying amount of equity investments:

Dollars in Millions	March 31, 2022	December 31, 2021
Equity investments with readily determinable fair values	$1,454	$2,019
Equity investments without readily determinable fair values	330	283
Equity method investments	629	666
Total equity investments	$2,413	$2,968

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Equity investments with readily determined fair values(a)
Net loss/(gain) recognized	$598	$(196)
Net loss recognized on investments sold	—	3
Net unrealized loss/(gain) recognized on investments still held	598	(199)

Equity investments without readily determinable fair values
Upward adjustments	(6)	(269)
Impairments and downward adjustments	2	1
Cumulative upward adjustments	(109)
Cumulative impairments and downward adjustments	52

Equity in net (income)/loss of affiliates	50	(137)
(a)    Certain prior year amounts have been reclassified to conform to the current year's presentation.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 24 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $5.3 billion and Japanese yen of $1.3 billion at March 31, 2022.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($1.1 billion) at March 31, 2022 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $600 million at March 31, 2022 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Accumulated other comprehensive loss with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (0.45% as of March 31, 2022) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

In February 2022, Treasury lock contracts were entered into with a total notional value of $3.0 billion to hedge interest rate risk associated with the anticipated issuance of long-term debt. The Treasury lock contracts were terminated upon the issuance of the aggregate $6.0 billion of unsecured senior notes. These contracts were not designated for hedge accounting. The settlement of these contracts were not material.

In March 2022, Treasury lock contracts were entered into with a total notional value of $2.3 billion to hedge cash payment for the anticipated redemption of long-term debt. The Treasury lock contracts were terminated upon pricing the debt redemption. These contracts were not designated for hedge accounting. The settlement of these contracts were not material.

The following table summarizes the fair value of outstanding derivatives:

	March 31, 2022				December 31, 2021
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$255	$(3)	$255	$10	$—	$—
Cross-currency interest rate swap contracts	450	37	150	(1)	600	26	—	—
Foreign currency forward contracts	5,409	230	2,492	(44)	3,587	161	1,814	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	744	21	629	(10)	883	9	568	(5)
Other	—	10	—	—	—	12	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(11)	$—	$(8)
Cross-currency interest rate swap contracts	—	(4)	—	(3)
Foreign currency forward contracts	(82)	(57)	67	(32)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income(a)	$120	$259
Reclassified to Cost of products sold	(82)	36
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	(3)	—

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive Income	13	26

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive Income	15	41
(a)    The majority is expected to be reclassified into earnings in the next 18 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	March 31, 2022	December 31, 2021
Non-U.S. short-term borrowings	$130	$105
Current portion of long-term debt	7,297	4,764
Other	95	79
Total	$7,522	$4,948

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	March 31, 2022	December 31, 2021
Principal Value	$43,925	$43,095

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(4)	10
Unamortized basis adjustment from swap terminations	113	119
Unamortized bond discounts and issuance costs	(303)	(263)
Unamortized purchase price adjustments of Celgene debt	1,016	1,408
Total	$44,747	$44,369

Current portion of long-term debt	$7,297	$4,764
Long-term debt	37,450	39,605
Total	$44,747	$44,369

The fair value of long-term debt was $45.8 billion at March 31, 2022 and $49.1 billion at December 31, 2021 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

In the three months ended March 31, 2022, BMS issued an aggregate principal amount of $6.0 billion of debt consisting of $1.75 billion of 2.950% Notes due 2032, $1.25 billion of 3.550% Notes due 2042, $2.0 billion of 3.700% Notes due 2052 and $1.0 billion of 3.900% Notes due 2062 with proceeds net of discount and deferred loan issuance costs of $5.9 billion. The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

Additionally, BMS purchased aggregate principal amount of $5.2 billion of certain of its debt securities for approximately $5.8 billion of cash in tender offers. In connection with these transactions, a $275 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

In April 2022, BMS purchased aggregate principal amount of $849 million of certain of its debt securities for approximately $880 million of cash pursuant to “make whole” redemptions.

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

Interest payments were $377 million and $435 million for the three months ended March 31, 2022 and 2021, respectively, net of amounts related to interest rate swap contracts.

At December 31, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively.

In January 2022, we entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022. No borrowings were outstanding under any revolving credit facility at March 31, 2022 or December 31, 2021.

Note 10. RECEIVABLES

Dollars in Millions	March 31, 2022	December 31, 2021
Trade receivables	$7,746	$8,723
Less charge-backs and cash discounts	(561)	(723)
Less allowance for expected credit loss	(29)	(21)
Net trade receivables	7,156	7,979
Alliance, Royalties, VAT and other	1,355	1,390
Receivables	$8,511	$9,369

Non-U.S. receivables sold on a nonrecourse basis were $423 million and $318 million for the three months ended March 31, 2022 and 2021, respectively. Receivables from the three largest customers in the U.S. represented approximately 60% and 59% of total trade receivables at March 31, 2022 and December 31, 2021, respectively.

Note 11. INVENTORIES

Dollars in Millions	March 31, 2022	December 31, 2021
Finished goods	$449	$543
Work in process	2,052	2,111
Raw and packaging materials	446	350
Total inventories	$2,947	$3,004

Inventories	$2,104	$2,095
Other non-current assets	843	909

Total inventories include fair value adjustments resulting from the Celgene acquisition of $368 million at March 31, 2022 and $508 million at December 31, 2021. Other non-current assets include inventory expected to remain on hand beyond 12 months in both periods.

An out of period adjustment was included in the three months ended March 31, 2022 to reduce the remaining amount of inventory fair value adjustments resulting from the Celgene acquisition by $114 million with a corresponding increase to Cost of products sold of $32 million and Research and development expense of $82 million. The adjustment was not material to previously reported balance sheets or results of operations.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	March 31, 2022	December 31, 2021
Land	$168	$169
Buildings	5,941	5,897
Machinery, equipment and fixtures	3,306	3,252
Construction in progress	800	764
Gross property, plant and equipment	10,215	10,082
Less accumulated depreciation	(4,168)	(4,033)
Property, plant and equipment	$6,047	$6,049

Depreciation expense was $145 million and $135 million for the three months ended March 31, 2022 and 2021, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	March 31, 2022	December 31, 2021
Goodwill		$20,500	$20,502

Other intangible assets:
Licenses	5 – 15 years	307	307
Acquired marketed product rights	3 – 15 years	60,477	60,454
Capitalized software	3 – 10 years	1,544	1,499
IPRD		3,710	3,750
Gross other intangible assets		66,038	66,010
Less accumulated amortization		(25,935)	(23,483)
Other intangible assets		$40,103	$42,527

Amortization expense of other intangible assets was $2.5 billion and $2.6 billion for the three months ended March 31, 2022 and 2021, respectively.

In the three months ended March 31, 2022, a $40 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was obtained in the acquisition of Celgene and was being studied as a potential treatment for autoimmune diseases. The charge represented a full write-down.

In the three months ended March 31, 2021, Inrebic EU regulatory approval milestones of $300 million were achieved resulting in a $385 million increase to the acquired marketed product rights intangible asset, after establishing the applicable deferred tax liability. An impairment charge of $315 million was recognized in Cost of products sold as the carrying value of this asset exceeded the projected undiscounted cash flows of the asset. The charge was equal to the excess of the asset's carrying value over its estimated fair value using discounted cash flow projections.

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	March 31, 2022	December 31, 2021
Income taxes	$2,182	$2,786
Research and development	604	514
Contract assets	410	361
Equity investments	228	255
Restricted cash(a)	155	140
Other	959	776
Other current assets	$4,538	$4,832

Dollars in Millions	March 31, 2022	December 31, 2021
Equity investments	$2,185	$2,713
Inventories	843	909
Operating leases	894	919
Pension and postretirement	321	317
Research and development	319	248
Restricted cash(a)	55	197
Other	228	232
Other non-current assets	$4,845	$5,535
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted.

Dollars in Millions	March 31, 2022	December 31, 2021
Rebates and discounts	$5,455	$6,399
Income taxes	930	754
Employee compensation and benefits	662	1,375
Research and development	1,321	1,373
Dividends	1,151	1,186
Interest	356	378
Royalties	354	410
Operating leases	171	169
Other	1,955	1,927
Other current liabilities	$12,355	$13,971

Dollars in Millions	March 31, 2022	December 31, 2021
Income taxes payable	$4,889	$4,835
Pension and postretirement	625	654
Operating leases	852	874
Deferred income	319	326
Deferred compensation	409	427
Other	215	218
Other non-current liabilities	$7,309	$7,334

Note 15. EQUITY

The following table summarizes changes in equity for the three months ended March 31, 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net Earnings	—	—	—	—	1,278	—	—	5
Other Comprehensive Income	—	—	—	39	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,150)	—	—	—
Share repurchase program	—	—	(750)	—	—	65	(4,250)	—
Stock compensation	—	—	145	—	—	(18)	322	—
Balance at March 31, 2022	2,923	$292	$43,756	$(1,229)	$23,948	794	$(35,187)	$65
(a)    Cash dividends declared per common share were $0.54 for the three months ended March 31, 2022.

The following table summarizes changes in equity for the three months ended March 31, 2021:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net Earnings	—	—	—	—	2,021	—	—	8
Other Comprehensive Income	—	—	—	295	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,098)	—	—	—
Share repurchase program	—	—	—	—	—	28	(1,768)	—
Stock compensation	—	—	(473)	—	—	(15)	806	—
Balance at March 31, 2021	2,923	$292	$43,852	$(1,544)	$22,204	692	$(27,199)	$68
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

The outstanding share repurchase authorization under the program was approximately $15.2 billion as of December 31, 2021. In the three months ended March, 31, 2022, BMS executed accelerated share repurchase ("ASR") agreements to repurchase an aggregate $5.0 billion of common stock. These ASR agreements were funded with cash on-hand and are expected to settle during the second and third quarters of 2022. Approximately 65 million shares of common stock (85% of the $5.0 billion aggregate repurchase price) were received by BMS and included in treasury stock. The total number of shares to be repurchased under the ASR agreements will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The remaining share repurchase capacity under the share repurchase program was approximately $10.2 billion as of March 31, 2022.

BMS repurchased 28 million shares of its common stock for $1.8 billion in the three months ended March 31, 2021.

The components of Other Comprehensive Income were as follows:

	2022			2021
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended March 31,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$120	$(16)	$104	$259	$(11)	$248
Reclassified to net earnings(a)	(85)	12	(73)	36	(4)	32
Derivatives qualifying as cash flow hedges	35	(4)	31	295	(15)	280

Pension and postretirement benefits:
Actuarial losses	20	(4)	16	21	(5)	16
Amortization(b)	6	(2)	4	9	(3)	6
Settlements(b)	1	—	1	1	—	1
Pension and postretirement benefits	27	(6)	21	31	(8)	23

Marketable debt securities:
Unrealized (losses)/gains	(2)	1	(1)	(3)	1	(2)

Foreign currency translation	(6)	(6)	(12)	9	(15)	(6)

Other Comprehensive Income	$54	$(15)	$39	$332	$(37)	$295
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income, net of taxes, were as follows:

Dollars in Millions	March 31, 2022	December 31, 2021
Derivatives qualifying as cash flow hedges	$209	$178
Pension and postretirement benefits	(747)	(768)
Marketable debt securities	1	2
Foreign currency translation	(692)	(680)
Accumulated other comprehensive loss	$(1,229)	$(1,268)

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Cost of products sold	$8	$15
Marketing, selling and administrative	48	60
Research and development	51	70
Other (income)/expense, net	—	6
Total stock-based compensation expense	$107	$151

Income tax benefit(a)	$22	$31
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $40 million and $17 million for the three months ended March 31, 2022 and 2021, respectively.

The number of units granted and the weighted-average fair value on the grant date for the three months ended March 31, 2022 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	7.2	$63.13
Market share units	1.0	60.72
Performance share units	1.4	66.73

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$3	$1,003	$90	$157
Expected weighted-average period in years of compensation cost to be recognized	0.4	3.1	3.4	2.2

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

While BMS does not believe that any of these matters, except as otherwise specifically noted below, will have a material adverse effect on its financial position or liquidity as BMS believes it has substantial defenses in the matters, the outcomes of BMS’s legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. There can be no assurance that there will not be an increase in the scope of one or more of these pending matters or any other or future lawsuits, claims, government investigations or other legal proceedings will not be material to BMS’s financial position, results of operations or cash flows for a particular period. Furthermore, failure to successfully enforce BMS’s patent rights would likely result in substantial decreases in the respective product revenues from generic competition.

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

INTELLECTUAL PROPERTY

Anti-PD-1 and Anti-PD-L1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber sought to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in the case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In May 2019, the District Court issued a decision ruling that the two scientists should be added as inventors to the patents which decision was affirmed on appeal. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss that complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber’s claims for damages before May 17, 2019—the date of the District Court’s ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. No trial date has been scheduled.

On March 17, 2022, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca UK Ltd ("AZ") alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes certain claims of U.S. Patent Nos. 9,580,505, 9,580,507, 10,138,299, 10,308,714, 10,266,594, 10,266,595, 10,266,596 and 10,323,092. No trial date has been scheduled.

CAR T
In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million up-front payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the ’190 Patent to be invalid. In October 2021, Juno and SKI filed a petition with the Federal Circuit for panel and en banc rehearing which the Federal Circuit denied on January 14, 2022. Juno and SKI intend to file a petition for a writ of certiorari with the U.S. Supreme Court.

Eliquis - Europe
In November 2020 and January 2021, Sandoz Limited (“Sandoz”) and Teva Pharmaceutical Industries Ltd. (“Teva Limited”), respectively, filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate (“SPC”). BMS subsequently filed counterclaims for infringement in both actions. A trial took place in February 2022 and in a judgement issued on April 7, 2022, the judge found the UK apixaban composition of matter patent and related SPC invalid. We disagree with the ruling and plan to appeal the decision.

There are similar lawsuits filed in France, Italy, the Netherlands, Portugal, the Republic of Ireland, and Sweden seeking revocation of a composition of matter patent relating to Eliquis.

In April 2022, Sandoz informed BMS that it intends to launch its generic apixaban product in the Netherlands as soon as possible. In response, we have requested that the Dutch court issue a preliminary injunction to prevent any infringement of the Dutch apixaban composition of matter patent and related SPC as long as the patent and SPC are in force.

Additional infringement and invalidity actions involving Eliquis patents may be filed in various countries in Europe in the coming months.

Onureg – U.S.
In November 2021, BMS received a Notice Letter from Accord notifying BMS that Accord had filed an aNDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging the one FDA Orange Book-listed formulation patent expiring in 2030. In response, BMS filed a patent infringement action against Accord in the U.S. District Court for the District of Delaware. No trial date has been scheduled.

Plavix* - Australia
Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($337 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision and an appeal hearing concluded in February 2021.

Pomalyst - U.S.
In February 2022, Celgene received a Notice Letter from MSN Laboratories Pvt. Ltd. (“MSN”) notifying Celgene that MSN had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Pomalyst in the U.S. In response, Celgene initiated a patent infringement action against MSN in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. No trial date has been scheduled.

Revlimid - U.S.
Celgene has received a Notice Letter from Alembic Pharmaceuticals Limited, Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (“Alembic”) notifying Celgene that Alembic had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, Celgene initiated a patent infringement action against Alembic in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. Alembic has filed answers and counterclaims alleging that the asserted patents are invalid and/or not infringed. No trial date has been scheduled.

Sprycel - U.S.
In January 2022, BMS received a Notice Letter from Xspray Pharma AB ("Xspray") notifying BMS that Xspray had filed a 505(b)(2) NDA application containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. No trial date has been scheduled.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter occurred in 2020. In February 2021, the Court issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS disagree with the decision and are appealing it. BMS remains confident in the merits of its case and its likelihood of success on appeal and BMS does not believe establishing a reserve is warranted for this matter. A trial in the New Mexico matter was previously scheduled for April 2022, but was adjourned due to statewide trial delays arising from the COVID-19 pandemic. Trial has been rescheduled for January 2023.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders. In the U.S., less than five cases remain pending in state or federal courts (New Jersey and Massachusetts). There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario). Both class actions have now been certified and will proceed separately, subject to a potential further appeal of the Ontario class certification decision.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. This litigation involved lawsuits on behalf of plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases are pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The orders will result in the dismissal of all claims alleging an injury of pancreatic cancer in the MDL and JCCP. Plaintiffs initially appealed the MDL order, but subsequently filed a motion to dismiss their appeal as to Amylin and Lilly. That motion to dismiss was granted on October 5, 2021 making the MDL decision final as to Amylin and Lilly. Plaintiffs may seek appeals in the JCCP. As of March 2022, Plaintiffs’ counsel have submitted dismissals with prejudice in exchange for a waiver of costs on behalf of approximately 75% of the plaintiffs in the JCCP (including injury plaintiffs and spouse/beneficiary plaintiffs) alleging claims against Amylin and Lilly. Additional dismissals are anticipated. BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of April 2022, claims are pending in federal and NY state court on behalf of approximately 252 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco (“JCCP”). In August 2021, the MDL and JCCP courts jointly heard evidence regarding the parties’ motions to exclude general causation experts. On September 24, 2021, the JCCP court granted defendants’ motion to exclude plaintiffs’ only general causation expert and largely denied plaintiffs’ motions to exclude defendants’ general causation experts; on January 5, 2022, the MDL court likewise granted defendants’ motion to exclude plaintiffs’ expert and denied entirely plaintiffs’ motions. On March 30, 2022, the JCCP court granted summary judgment to defendants, thus effectively dismissing the 18 claims previously pending in California state court. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California was voluntarily dismissed. The remaining complaint alleged violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. In September 2020, the Court granted BMS’s motion to dismiss the amended complaint with prejudice. The plaintiffs appealed the Court’s decision in October 2020. On March 11, 2022, the Second Circuit affirmed the dismissal with prejudice of the amended complaint.

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

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 relating to the joint proxy statement. That action later was consolidated with another action filed in the same court asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(2) of the Securities Exchange Act of 1934. In asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the merger and persons who purchased CVRs for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants have moved to dismiss the complaint.

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. BMS removed the action to the U.S. District Court for the Southern District of New York. The plaintiff has filed a motion to remand the action to the state court.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene’s former chairman and chief executive officer. BMS removed the action to the U.S. District Court for the District of New Jersey and filed a motion to transfer the action to the U.S. District Court for the Southern District of New York. The plaintiff has filed a motion to remand the action to the state court.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

HIV Medication Antitrust Litigations
BMS and two other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The lawsuits, filed on behalf of indirect purchasers, allege that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz®, violate antitrust laws. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. In September and October 2020, two purported class actions were also filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the Court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. On September 22, 2021, two additional non-class action direct purchaser complaints were filed by a number of retail pharmacy and grocery store chains against BMS and two other manufacturers of HIV medications. These complaints make allegations similar to those raised in the other federal court cases and the New Mexico state court case described below. In October 2021 and March 2022, BMS entered into settlement agreements with the putative class of indirect purchasers and the putative class of direct purchasers, respectively. Both settlements are subject to court approval. In January 2022, BMS reached an agreement to settle the cases filed against it by the retail pharmacy and grocery store chains.

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

In December 2021, five additional non-class-action indirect purchaser cases were filed in the Northern District of California, and one additional non-class-action indirect purchaser case was filed in California state court naming BMS and two other manufacturers as defendants. These complaints make allegations similar to those in the other federal court cases. In February 2022, BMS reached a settlement agreement with one of the non-class-action indirect purchaser plaintiffs and in April 2022, two additional indirect purchaser plaintiffs filed non-class suits against BMS and other defendants. In total, there are now seven non-class action indirect purchaser cases pending against BMS among others. No trial date has been scheduled for these remaining cases.

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

In May 2018, Humana, Inc. (“Humana”) filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. Humana subsequently dismissed its claims for breach of contract voluntarily. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. A trial has been scheduled for January 2023.

In March 2019, Humana filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint makes largely the same claims and allegations as were made in the Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In May 2019, Celgene filed a motion to dismiss Humana’s complaint, and the Court has stayed discovery pending adjudication of that motion. No trial date has been scheduled.

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

In December 2021, a group of plaintiffs—MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, “MSP”)—sued Celgene and BMS in the U.S. District Court for the District of New Jersey. MSP’s complaint makes largely the same claims and allegations as were made in the class action litigation. MSP purports to pursue assignments from certain named and unnamed entities that allegedly purchased or otherwise provided reimbursement for Thalomid and/or Revlimid, and purports to bring direct and indirect purchaser claims. In February 2022, MSP filed an amended complaint, adding claims arising from the Company's donations to charitable organizations, and adding those organizations as defendants. No trial date has been scheduled.

BeiGene Arbitration Matter
On July 5, 2017, Celgene Logistics Sàrl (“Celgene Logistics”) and BeiGene, Ltd. (together with its assignees, “BeiGene”), entered into a License and Supply Agreement (the “LSA”) pursuant to which BeiGene was granted, among other things, an exclusive license to distribute and commercialize Revlimid, Vidaza and Abraxane in China.

As has been disclosed publicly, BeiGene initiated an arbitration proceeding against Celgene Logistics and BMS at the International Chamber of Commerce in June 2020, asserting various claims, including breach of contract under the LSA. In October 2021, Celgene Logistics delivered notice to BeiGene terminating the LSA with respect to Abraxane.

MSK Contract Litigation
On April 1, 2022, Memorial Sloan Kettering Cancer Center and Eureka Therapeutics, Inc. (collectively, “Plaintiffs”) filed a complaint against BMS, Celgene and Juno (collectively, “Defendants”) alleging that Defendants breached a license agreement by allegedly failing to use commercially reasonable efforts to develop, manufacture, and commercialize a certain chimeric antigen receptor product and by failing to pay Plaintiffs a running royalty of at least 1.5% of worldwide sales of Abecma allegedly owed to Plaintiffs under the license agreement. Defendants disagree with plaintiffs’ claims. No trial date has been scheduled.

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

CERCLA Matters

With respect to CERCLA matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $89 million at March 31, 2022, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and neurology. Our priorities are to continue to renew and diversify our portfolio through launching our new product portfolio, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to reducing our debt and returning capital to shareholders. For further information on our strategy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Strategy” in our 2021 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In the first quarter of 2022, we received nine approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including advancement in oncology through regulatory approval of Opdualag, the first LAG-3 blocking antibody combination, for the treatment of unresectable or metastatic melanoma and of Opdivo in combination with chemotherapy for the treatment of NSCLC in the neoadjuvant setting. We continue to advance and invest in our cell therapy portfolio through the approval of Abecma in Japan for the treatment of multiple myeloma, the approval of Breyanzi in the EU for the third-line treatment of relapsed or refractory diffuse large B-cell lymphoma and the expansion of our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts and Leiden, Netherlands. We continue to expand our portfolio in immunology with an important opportunity for deucravacitinib, our TYK2 inhibitor, for the treatment of psoriasis and other diseases. In the cardiovascular space, we broadened our New Product Portfolio with the FDA approval of Camzyos (mavacamten) in April 2022 for patients with symptomatic obstructive HCM.

Our revenues increased by 5% for the three months ended March 31, 2022 due to In-Line Products (primarily Eliquis and Opdivo) and New Product Portfolio (primarily cell therapy products and Reblozyl), partially offset by Recent LOE Products (Revlimid and Abraxane) and foreign exchange impacts. The $0.30 decrease in GAAP EPS primarily resulted from specified items, including equity investment and contingent consideration fair value adjustments, partially offset by lower impairment charges and divestiture gains in 2022. After adjusting for specified items, non-GAAP EPS increased $0.22 as a result of higher revenues and lower weighted-average common shares outstanding, partially offset by Acquired IPRD.

	Three Months Ended March 31,
Dollars in Millions, except per share data	2022	2021
Total Revenues	$11,648	$11,073

Diluted Earnings Per Share
GAAP	$0.59	$0.89
Non-GAAP	1.96	1.74

Our non-GAAP financial measures, including non-GAAP earnings and related EPS information, are adjusted to exclude specified items that represent certain costs, expenses, gains and losses and other items impacting the comparability of financial results. For a detailed listing of all specified items and further information, reconciliations and changes to our non-GAAP financial measures refer to “—Non-GAAP Financial Measures.”

Economic and Market Factors

COVID-19

In response to the COVID-19 pandemic, international, federal, state and local public health and governmental authorities have taken, and continue to take, a number of actions to limit the spread of COVID-19 and address related disruptions in the U.S. and global economy. While we continue to experience impacts on revenues from COVID-19 primarily due to lower new patient starts and patient visits, the pandemic has not significantly impacted our results of operations. The situation remains dynamic and it is difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. The future financial and operational impact of the COVID-19 pandemic on BMS will depend on future developments such as the ultimate duration and the severity of the spread of COVID-19 and any variant strains in the U.S. and globally, the effectiveness and outreach of vaccines, the effectiveness of federal, state, local and international government's mitigation actions, the pandemic's impact on the U.S. and global economies, changes in the behavior of patients and medical professionals and the timing for resumption to our normal operations, as well as developments affecting healthcare and the delivery of medicines to patients. See “Part I—Item 1A. Risk Factors—General Risks—The COVID-19 pandemic is affecting our business and could have a material adverse effect on us” in our 2021 Form 10-K.

As the COVID-19 pandemic affected global healthcare systems as well as major economic and financial markets, we adopted several procedures focused on ensuring the continued supply of our medicines to our patients and protecting the health, wellbeing and safety of our workforce. Additional information on the procedures adopted are available at www.bms.com/about-us/responsibility/coronavirus-updates.

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, Congress is currently considering a number of different proposals that would potentially: (i) allow the government to set or negotiate prices for prescription drugs, including benchmarking those prices to prices paid in other countries, (ii) penalize manufacturers for price increases beyond inflationary measures, (iii) redesign the Part D benefit with new out of pocket limits for patients and new mandated discounts for manufacturers, and (iv) change U.S. income tax laws resulting in an increase to our income tax expense, including through increased taxation of our international operations. The outcome of these Congressional actions remains highly uncertain. In addition, the Organization for Economic Co-operation and Development recently reached agreement on a global minimum tax pursuant to which countries are expected to implement changes to their tax laws and updates to international tax treaties. See risk factor on the Company’s risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” and “—Changes to tax regulations could negatively impact our earnings” in our 2021 Form 10-K.

In February 2022, the Russian Federation invaded Ukraine. As a result, the U.S. and many other countries have implemented extensive sanctions on the Russian Federation, with which BMS intends to fully comply. The situation remains dynamic, and it is difficult to reasonably assess or predict the full extent of the negative impact that the Russian Federation-Ukraine conflict may have on our business, financial condition, results of operations and cash flows. Although the Russian Federation and Ukraine represent less than 1% of our total revenues, net assets and workforce, the evolving situation could result in significant negative impacts on our business. For example, while the Russia/Ukraine region represents approximately 1% of our overall clinical trial enrollment, as a result of growing operational challenges in the region, we have suspended new enrollment and new clinical trial activations in the region, which could impact our ability to timely complete trials and meet projected regulatory timelines. We also continue to assess our ability to continue operations in Russia, including our ability to provide medicines to patients in this region. For a more complete discussion on the risks we encounter in our business, please refer to “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received as of April 29, 2022:

Product	Date	Approval

Camzyos (mavacamten)	April 2022	FDA approval of Camzyos (mavacamten) for the treatment of adults with symptomatic obstructive HCM.

Breyanzi	April 2022
EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B after two or more lines of systemic therapy.

Opdivo+Yervoy	April 2022	EC approval of Opdivo plus Yervoy for the first-line treatment of adult patients with unresectable advanced, recurrent or metastatic ESCC with tumor cell PD-L1 expression > 1%.

Opdivo	April 2022
EC approval of Opdivo for the adjuvant treatment of adults with muscle-invasive urothelial carcinoma with tumor cell PD-LI expression > 1% who are at risk of recurrence after undergoing radical resection.

Opdivo	April 2022
EC approval of Opdivo in combination with fluoropyrimidine- and platinum-based chemotherapy for the first-line treatment of adult patients with unresectable advanced, recurrent, or metastatic ESCC with PD-L1 expression > 1%.

Opdualag	March 2022	FDA approval of Opdualag, a fixed-dose combination of nivolumab and relatlimab, for the treatment of adult and pediatric patients 12 years of age and older with unresectable or metastatic melanoma.

Opdivo	March 2022	FDA approval of Opdivo in combination with platinum-doublet chemotherapy for adult patients with resectable NSCLC in the neoadjuvant setting.

Opdivo	March 2022	Japan's Ministry of Health, Labour and Welfare approval of Opdivo for the adjuvant treatment of urothelial carcinoma.

Abecma	January 2022	Japan’s Ministry of Health, Labour and Welfare approval of Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma who have received at least three prior therapies.

Refer to “—Product and Pipeline Developments” for all of the developments in our marketed products and late-stage pipeline in 2022.

Divestitures, Licensing and Other Arrangements

Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Divestitures, Licensing and Other Arrangements” for information on significant divestitures, licensing and other arrangements during the first quarter of 2022.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended March 31,
Dollars in Millions	2022	2021	% Change	Foreign Exchange(b)
United States	$7,694	$7,010	10%	—
Europe	2,413	2,553	(5)%	(6)%
Rest of the World	1,314	1,346	(2)%	(4)%
Other(a)	227	164	38%	—
Total	$11,648	$11,073	5%	(2)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the first quarter of 2022 increased due to Eliquis, Opdivo, our New Product Portfolio and Revlimid partially offset by lower demand for Abraxane. Average U.S. net selling prices increased 2% compared to the same period a year ago.

Europe

•Europe revenues for the first quarter of 2022 decreased due to foreign exchange impacts and Revlimid, partially offset by Eliquis. Average net selling prices decreased compared to the same period a year ago.

Rest of the World

•Rest of the World revenues for the first quarter of 2022 decreased due to foreign exchange impacts and Revlimid partially offset by Opdivo. Average net selling prices decreased compared to the same period a year ago.

No single country outside the U.S. contributed more than 10% of total revenues during the first quarter of 2022 and 2021. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended March 31,
Dollars in Millions	2022	2021	% Change
Gross product sales	$16,650	$15,559	7%
GTN adjustments
Charge-backs and cash discounts	(1,763)	(1,586)	11%
Medicaid and Medicare rebates	(2,084)	(1,718)	21%
Other rebates, returns, discounts and adjustments	(1,495)	(1,457)	3%
Total GTN adjustments	(5,342)	(4,761)	12%
Net product sales	$11,308	$10,798	5%

GTN adjustments percentage	32%	30%	2%
U.S.	37%	36%	1%
Non-U.S.	16%	17%	(1)%

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $74 million and $217 million for the three months ended March 31, 2022 and 2021, respectively. The reductions to provisions was primarily related to Eliquis co-pay and coverage gap discounts. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Three Months Ended March 31,
Dollars in Millions	2022	2021	% Change
In-Line Products
Eliquis	$3,211	$2,886	11%
U.S.	2,147	1,923	12%
Non-U.S.	1,064	963	10%

Opdivo	1,923	1,720	12%
U.S.	1,099	944	16%
Non-U.S.	824	776	6%

Pomalyst/Imnovid	826	773	7%
U.S.	557	512	9%
Non-U.S.	269	261	3%

Orencia	792	758	4%
U.S.	592	536	10%
Non-U.S.	200	222	(10)%

Sprycel	483	470	3%
U.S.	305	275	11%
Non-U.S.	178	195	(9)%

Yervoy	515	456	13%
U.S.	311	294	6%
Non-U.S.	204	162	26%

Empliciti	75	85	(12)%
U.S.	47	51	(8)%
Non-U.S.	28	34	(18)%

	Three Months Ended March 31,
Dollars in Millions	2022	2021	% Change
Mature and other products	462	506	(9)%
U.S.	133	152	(13)%
Non-U.S.	329	354	(7)%

New Product Portfolio
Reblozyl	156	112	39%
U.S.	134	98	37%
Non-U.S.	22	14	57%

Abecma	67	—	N/A
U.S.	56	—	N/A
Non-U.S.	11	—	N/A

Zeposia	36	18	100%
U.S.	21	13	62%
Non-U.S.	15	5	**

Breyanzi	44	—	N/A
U.S.	41	—	N/A
Non-U.S.	3	—	N/A

Inrebic	18	16	13%
U.S.	15	15	—
Non-U.S.	3	1	**

Onureg	23	15	53%
U.S.	19	14	36%
Non-U.S.	4	1	**

Opdualag	6	—	NA
U.S.	6	—	NA
Non-U.S.	—	—	NA

Recent LOE Products(a)
Revlimid	2,797	2,944	(5)%
U.S.	2,038	1,958	4%
Non-U.S.	759	986	(23)%

Abraxane	214	314	(32)%
U.S.	173	225	(23)%
Non-U.S.	41	89	(54)%

Total Revenues	11,648	11,073	5%
U.S.	7,694	7,010	10%
Non-U.S.	3,954	4,063	(3)%
** Change in excess of 100%.
(a)    Recent LOE Products includes products with significant decline in revenue from a prior reporting period as a result of a loss of exclusivity.

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 12% in the first quarter of 2022 due to higher demand and higher average net selling prices.

•International revenues increased 10% in the first quarter of 2022 due to higher demand, partially offset by foreign exchange impacts of 7% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 17%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers may seek to market generic versions of Eliquis in Europe prior to the expiration of our patents, which may lead to additional, infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property” for further information.

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

•U.S. revenues increased 16% in the first quarter of 2022 due to higher demand across multiple indications including the Opdivo+Yervoy combinations for NSCLC, Opdivo+Cabometyx* combination for kidney cancer and various gastric and esophageal cancers, partially offset by declining second-line eligibility across tumor indications and increased competition.

•International revenues increased 6% in the first quarter of 2022 due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 7%. Excluding foreign exchange impacts, revenues increased 13%.

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

•U.S. revenues increased 9% in the first quarter of 2022 due to higher average net selling prices and higher demand.

•International revenues increased 3% in the first quarter of 2022 due to higher demand, partially offset by foreign exchange impacts of 6% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 9%.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 10% in the first quarter of 2022 due to higher demand.

•International revenues decreased 10% in the first quarter of 2022 due to foreign exchange impacts of 6% and lower demand. Excluding foreign exchange impacts, revenues decreased by 4%.

•In the U.S. and EU, estimated LOE dates are based on method of use patents that expired in 2021. Formulation and additional patents expire in 2026 and beyond. There are no Orencia biosimilars on the market in the U.S., EU or Japan.

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

•U.S. revenues increased 11% in the first quarter of 2022 due to higher average net selling prices and higher demand.
•International revenues decreased 9% in the first quarter of 2022 due to foreign exchange impacts of 7%. Excluding foreign exchange impacts, revenues decreased by 2%.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, and CRC.

•U.S. revenues increased 6% in the first quarter of 2022 due to higher average net selling prices and higher demand primarily from the Opdivo+Yervoy combination for NSCLC.

•International revenues increased 26% in the first quarter of 2022 due to higher demand as a result of additional indication launches and core indications, partially offset by lower average net selling prices and foreign exchange impacts of 8%. Excluding foreign exchange impacts, revenues increased by 34%.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products, royalty revenue and mature products.

•International revenues decreased 7% in the first quarter of 2022 primarily due to continued generic erosion and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues decreased by 5%.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

•U.S. revenues increased 37% in the first quarter of 2022 due to higher demand primarily from the launch of Reblozyl in April 2020 for the treatment of adult patients with MDS previously treated with ESA.

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

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a lymphocyte activation gene-3 (LAG-3) blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma. Opdualag was launched in March 2022.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues increased 4% in the first quarter of 2022 due to higher demand and higher average net selling prices. The impact of generic erosion was not material in the first quarter of 2022.

•International revenues decreased 23% in the first quarter of 2022 due to generic erosion across several EU countries and Canada, foreign exchange impacts of 4% and lower average net selling prices. Excluding foreign exchange impacts, revenues decreased by 19%.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. In the EU, licenses have been granted to third parties to market generic lenalidomide products prior to expiry of our patent and supplementary protection certificate rights beginning in the UK in January 2022 and in various other major market European countries (e.g. France, Germany, Italy and Spain) where our supplementary protection certificate is in force beginning in February 2022. In Japan, the estimated minimum market exclusivity date is based on a composition of matter patent, which expires in July 2022. Global revenues for Revlimid are expected to decline to approximately $9.0 billion to $9.5 billion in 2022.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab® technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 23% in the first quarter of 2022 due to lower demand due to manufacturing delays partially offset by higher average selling prices.

•International revenues decreased 54% in the first quarter of 2022 due to generic erosion, lower demand as a result of manufacturing delays and foreign exchange impacts of 2%. Excluding foreign exchange impacts, revenues decreased by 52%. During the first quarter of 2022, the manufacturing delays experienced in the U.S. and International were substantially resolved.

•In the U.S., based on settlements reached we anticipate generic entry in the second quarter of 2022. In the EU, generics have entered the market. In Japan, the estimated minimum market exclusivity date is 2023 based on a method of use patent. Global revenues for Abraxane are expected to decline by approximately 25% to 30% in 2022.

Estimated End-User Demand

Pursuant to the SEC Consent Order described in our 2021 Form 10-K, we monitor inventory levels on hand in the U.S. wholesaler distribution channel and outside of the U.S. in the direct customer distribution channel. We are obligated to disclose products with levels of inventory in excess of one month on hand or expected demand, subject to a de minimis exception. Estimated levels of inventory in the distribution channel in excess of one month on hand for the following products were not material to our results of operations as of the dates indicated.

Reblozyl had 1.1 months of inventory on hand internationally in the distribution channel at December 31, 2021 compared to 1.0 months of inventory on hand at September 30, 2021 primarily to support the product launch in Saudi Arabia and Israel.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which account for approximately 76% of total gross sales of U.S. products for the three months ended March 31, 2022. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended March 31, 2022 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended March 31,
Dollars in Millions	2022	2021	% Change
Cost of products sold(a)	$2,471	$2,841	(13)%
Marketing, selling and administrative	1,831	1,666	10%
Research and development	2,260	2,219	2%
Acquired IPRD	333	6	**
Amortization of acquired intangible assets	2,417	2,513	(4)%
Other (income)/expense, net	649	(702)	**
Total Expenses	$9,961	$8,543	17%
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

•Cost of products sold decreased by $370 million in the first quarter of 2022, primarily due to the impairment of Inrebic EU regulatory approval milestones ($315 million) in 2021 and foreign exchange, partially offset by higher profit sharing and royalties due to Eliquis revenue growth ($170 million).

Marketing, Selling and Administrative

•Marketing, selling and administrative expenses increased by $165 million in the first quarter of 2022, primarily due to higher charitable giving and expenses to support new product launches.

Research and Development

•Research and development expense increased $41 million in the first quarter of 2022, primarily due to an out of period adjustment relating to the unwinding of inventory purchase price adjustments ($82 million) and an IPRD impairment charge ($40 million), partially offset by timing of spend.

Acquired IPRD

•Acquired IPRD charges resulting from up-front or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Dragonfly milestone	$175	$—
Immatics up-front license fee	150	—
Other Acquired IPRD charges	8	6
Acquired IPRD charges	$333	$6
Amortization of Acquired Intangible Assets

•Amortization of acquired intangible assets decreased by $96 million in the first quarter of 2022, due to a longer than previously expected market exclusivity period for Pomalyst.

Other (Income)/Expense, Net

•Other (income)/expense, net changed by $1.4 billion in the first quarter of 2022, primarily due to equity investments, contingent value rights and other items discussed below.

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Interest expense	$326	$353
Royalties and licensing income	(477)	(367)
Equity investment losses/(gains)	644	(601)
Integration expenses	105	141
Contingent consideration	1	(510)
Loss on debt redemption	275	281
Provision for restructuring	23	45
Litigation and other settlements	(37)	(8)
Transition and other service fees	(1)	(15)
Investment income	(10)	(9)
Divestiture gains	(211)	—
Other	11	(12)
Other (income)/expense, net	$649	$(702)

•Royalties and licensing income includes diabetes business royalties, Keytruda* royalties, Tecentriq* royalties, up-front licensing fees and milestones for products that have not obtained commercial approval. Refer to “Item 1. Financial Statements—Note 4. Divestitures, Licensing and Other Arrangements” for further information.
•Equity investment losses/(gains) includes fair value adjustments for investments that have readily determinable fair value and observable price changes for investments without readily determinable fair values resulting primarily from initial public offerings or third-party acquisitions of entities which we held an ownership interest. Our share of income or loss from equity method investments is primarily due to fair value adjustments attributed to limited partnerships. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information.
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
•Losses on debt redemption resulted from the early redemption of long-term debt of $5.2 billion in 2022 and $3.5 billion in 2021.
•Provision for restructuring includes exit and other costs primarily related to the Celgene acquisition plan. We are on track to achieve the annualized pre-tax cost savings of approximately $3.0 billion through 2022 as detailed in the restructuring activities. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.
•Litigation and other settlements includes income of $40 million resulting from a settlement resolving all legal claims and business interests pertaining to Nimbus’ TYK2 inhibitor in the first quarter of 2022. The settlement also provides for contingent development, regulatory and sales-based milestones payable to BMS upon the occurrence of certain events.
•Divestiture gains resulted from the divestiture of product rights for several mature products in the first quarter of 2022

Income Taxes

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Earnings Before Income Taxes	$1,687	$2,530
Provision for Income Taxes	404	501
Effective Tax Rate	23.9%	19.8%

Impact of Specified Items	8.0%	3.0%
Effective Tax Rate Excluding Specified Items	15.9%	16.8%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization and contingent value rights fair value adjustments that were not taxable in 2021. The 0.9% decrease in the effective tax rate excluding specified items during 2022 was due to jurisdictional earnings mix. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.
Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments) and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on April 29, 2022 and are incorporated herein by reference.

Beginning with the first quarter of 2022, significant R&D charges or other income resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights are no longer excluded from our non-GAAP financial measures. We are making these changes to our presentation of non-GAAP financial measures following comments from and discussions with the SEC. For purposes of comparability, the non-GAAP financial measures for the three months ended March 31, 2021 have been updated to reflect this change.

Non-GAAP information is intended to portray the results of our baseline performance, supplement or enhance management, analysts and investors’ overall understanding of our underlying financial performance and facilitate comparisons among current, past and future periods. This information is not intended to be considered in isolation or as a substitute for the related financial measures prepared in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in method and in the items being adjusted. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Specified items were as follows:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Inventory purchase price accounting adjustments	$52	$79
Intangible asset impairment	—	315
Site exit and other costs	—	23
Cost of products sold	52	417

Site exit and other costs	2	(1)
Marketing, selling and administrative	2	(1)

IPRD impairments	40	—
Inventory purchase price accounting adjustments	87	—
Employee compensation charges	—	1
Research and development	127	1

Amortization of acquired intangible assets	2,417	2,513

Interest expense(a)	(27)	(34)
Equity investment losses/(gains)	643	(608)
Integration expenses	105	141
Contingent consideration	—	(510)
Loss on debt redemption	275	281
Provision for restructuring	23	45
Litigation and other settlements	(40)	—
Divestiture gains	(211)	—
Other (income)/expense, net	768	(685)

Increase to pretax income	3,366	2,245

Income taxes on items above	(398)	(303)

Increase to net earnings	$2,968	$1,942
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended March 31,
Dollars in Millions, except per share data	2022	2021
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$1,278	$2,021
Specified Items	2,968	1,942
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$4,246	$3,963

Weighted-Average Common Shares Outstanding – Diluted	2,164	2,265

Diluted Earnings Per Share Attributable to BMS – GAAP	$0.59	$0.89
Diluted EPS Attributable to Specified Items	1.37	0.85
Diluted EPS Attributable to BMS – Non-GAAP	$1.96	$1.74

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	March 31, 2022	December 31, 2021
Cash and cash equivalents	$12,369	$13,979
Marketable debt securities – current	2,599	2,987
Total cash, cash equivalents and marketable debt securities	14,968	16,966
Short-term debt obligations	(7,522)	(4,948)
Long-term debt	(37,450)	(39,605)
Net debt position	$(30,004)	$(27,587)

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. Under the Tax Cuts and Jobs Act of 2017, research and development costs are required to be capitalized and amortized for US tax purposes effective January 1, 2022. Absent a change in law, we estimate our US income tax payments will increase by nearly $2.0 billion as compared to 2021. We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, repurchase of common stock, debt maturities of approximately $16.3 billion through 2026 as well as any debt repurchases through redemptions or tender offers. The net debt position increased by $2.4 billion due to common stock repurchases and dividends of $6.2 billion, partially offset by cash from operating activities of $3.8 billion.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authorization under the program was $15.2 billion as of December 31, 2021. In the first quarter of 2022, we executed ASR agreements to repurchase an aggregate $5.0 billion of common stock. The remaining share repurchase capacity under the share repurchase program was approximately $10.2 billion as of March 31, 2022. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $1.2 billion in the first quarter of 2022. Dividends declared per common share were $0.54 in the first quarter of 2022. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $970 million in 2021 and are expected to be approximately $1.2 billion in 2022 and 2023. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

In the first quarter of 2022, we issued an aggregate principal amount of $6.0 billion of debt consisting of $1.75 billion of 2.950% Notes due 2032, $1.25 billion of 3.550% Notes due 2042, $2.0 billion of 3.700% Notes due 2052 and $1.0 billion of 3.900% Notes due 2062 with net proceeds of $5.9 billion.

In the first quarter of 2022, we purchased aggregate principal amount of $5.2 billion of certain of our debt securities for approximately $5.8 billion of cash in tender offers.

In April 2022, we purchased aggregate principal amount of $849 million of certain of our debt securities for approximately $880 million of cash pursuant to “make whole” redemptions.

At December 31, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively.

In January 2022, we entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022. No borrowings were outstanding under revolving credit facilities at March 31, 2022 or December 31, 2021.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of March 31, 2022.

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

Credit Ratings

Our current long-term and short-term credit ratings assigned by Moody’s Investors Service are A2 and Prime-1, respectively, with a stable long-term credit outlook, and our current long-term and short-term credit ratings assigned by Standard & Poor’s are A+ and A-1, respectively with a stable long-term credit outlook. The long-term ratings reflect the agencies’ opinion that we have a low default risk but are somewhat susceptible to adverse effects of changes in circumstances and economic conditions. The short-term ratings reflect the agencies’ opinion that we have good to extremely strong capacity for timely repayment. Any credit rating downgrade may affect the interest rate of any debt we may incur, the fair market value of existing debt and our ability to access the capital markets generally.

Cash Flows

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
Dollars in Millions	2022	2021
Cash flow provided by/(used in):
Operating activities	$3,812	$3,824
Investing activities	95	(143)
Financing activities	(5,653)	(7,295)

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

Cash flow from operating activities decreased by $12 million compared to 2021.

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

The $238 million change in cash flow from investing activities compared to 2021 was primarily attributable to changes in the amount of marketable debt securities held of $900 million and higher proceeds from divestitures, partially offset by lower proceeds from sales of equity investments of $400 million and higher Acquired IPRD payments of $330 million.

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $1.6 billion change in cash flow from financing activities compared to 2021 was primarily due to changes in the amount of debt securities of $4.7 billion resulting from debt issuances and repayments, partially offset by higher repurchases of common stock ($3.2 billion).

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

Product	Indication	Date	Developments

Opdivo	Bladder	April 2022
Announced EC approval of Opdivo for the adjuvant treatment of adults with muscle-invasive urothelial carcinoma with tumor cell PD-LI expression > 1% who are at risk of recurrence after undergoing radical resection. The approval is based on results from the Phase III CheckMate -274 trial.

March 2022
Ono, our alliance partner for Opdivo in Japan, announced that the Japan's Ministry of Health, Labour and Welfare approved Opdivo for the adjuvant treatment of urothelial carcinoma, for partial change in approved items of the manufacturing and marketing approval. The approval is based on results from the Phase III CheckMate-274 (ONO-4538-33) trial.

	Esophageal	April 2022
Announced EC approval of Opdivo in combination with fluoropyrimidine- and platinum-based chemotherapy for the first-line treatment of adult patients with unresectable advanced, recurrent, or metastatic ESCC with PD-L1 expression > 1%. The approval is based on results from the Phase III CheckMate -648 trial.

	Melanoma	March 2022
Announced that the Phase III PIVOT IO-001 trial did not meet the primary endpoints of progression-free survival (PFS) and objective response rate (ORR) in patients with previously untreated unresectable or metastatic melanoma who were treated with bempegaldesleukin in combination with Opdivo compared to Opdivo monotherapy. The DMC notified the companies that the third primary endpoint of overall survival (OS) did not meet statistical significance at the first interim analysis. The trial was conducted in collaboration with Nektar. The trial will be unblinded and no additional analyses for the OS endpoint will be performed.

Based on subsequent results from pre-planned analyses of two late-stage clinical studies in RCC and bladder cancer, coupled with the results of PIVOT IO-001 noted above, BMS and Nektar have jointly decided to end the global clinical development program for bempegaldesleukin in combination with Opdivo.

	NSCLC	April 2022
Announced results from the Phase III CheckMate-816 trial which showed that neoadjuvant treatment with Opdivo in combination with chemotherapy significantly improved event-free survival, a primary endpoint, compared to chemotherapy alone in patients with resectable NSCLC. Opdivo in combination with chemotherapy reduced the risk of disease recurrence, progression or death by 37%, and demonstrated favorable early overall survival trend.

March 2022
Announced that the EMA validated the Type II Variation application for Opdivo in combination with chemotherapy for the neoadjuvant treatment of patients with resectable stage IB to IIIA NSCLC. The application is based on results from the Phase III CheckMate-816 trial.

March 2022
Announced FDA approval of Opdivo in combination with platinum-doublet chemotherapy for the treatment of adult patients with resectable NSCLC in the neoadjuvant setting. The approval is based on the Phase III CheckMate-816 trial.

	RCC	April 2022
Announced, with our alliance partner Nektar, that based on results from pre-planned analysis of two late-stage clinical studies of bempegaldesleukin in combination with Opdivo in RCC and bladder cancer, to jointly end the global clinical development program for bempegaldesleukin in combination with Opdivo. These studies and all other ongoing studies in the program will be discontinued.

February 2022
Announced two-year follow-up results from analysis of the Phase III CheckMate-9ER trial, demonstrating sustained survival, response rate benefits, and health-related quality of life improvements, with the combination of Opdivo and CABOMETYX* versus sunitinib in the first-line treatment of advanced RCC.

Opdivo + Yervoy	Esophageal	April 2022
Announced EC approval of Opdivo plus Yervoy for the first-line treatment of adult patients with unresectable advanced, recurrent or metastatic ESCC with tumor cell PD-L1 expression > 1%. The approval is based on results from the Phase III CheckMate -648 trial.

Reblozyl	Beta Thalassemia	March 2022
Announced that the FDA has extended the review of the sBLA for Reblozyl for the treatment of anemia in adults with non-transfusion dependent beta thalassemia to June 27, 2022 to allow sufficient time to review a written response to an information request. The sBLA was based on results from the Phase II BEYOND trial.

Product	Indication	Date	Developments

Abecma	Multiple Myeloma	January 2022
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

Zeposia	UC	February 2022
Announced interim results from the Phase III True North open-label extension trial evaluating the long-term efficacy and safety profile of Zeposia in patients with moderately to severely active UC through Week 142. Findings show that the percentage of patients achieving clinical remission, clinical response, endoscopic improvement and corticosteroid-free remission was maintained.

Breyanzi	Lymphoma	April 2022
Announced EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B after two or more lines of systemic therapy. The approval is based on results from the TRANSCEND WORLD and TRANSCEND NHL 001 trials.

March 2022
Announced that Japan's Ministry of Health, Labour and Welfare has accepted the sNDA for Breyanzi for the second-line treatment of patients with relapsed or refractory large B-cell lymphoma. The acceptance is based on results from the Phase III TRANSFORM trial and other studies.

February 2022
Announced that the FDA has accepted for priority review the sBLA to expand its current indication to include earlier use of Breyanzi for the treatment of adults with relapsed or refractory large B-cell lymphoma after failure of first-line therapy. The FDA has assigned a PDUFA goal date of June 24, 2022. The sBLA is based on results from the Phase III TRANSFORM trial.

Opdualag (nivolumab and relatlimab-rmbw)	Melanoma	March 2022
Announced FDA approval of Opdualag (nivolumab and relatlimab-rmbw), a fixed-dose combination of nivolumab and relatlimab, a novel LAG-3 inhibitor, for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma. The approval is based on results from the Phase II/III RELATIVITY-047 trial.

Camzyos (mavacamten)	Obstructive HCM	April 2022
Announced FDA approval of Camzyos (mavacamten) for the treatment of adults with symptomatic New York Heart Association class II-III obstructive HCM to improve functional capacity and symptoms. The approval is based on results from the Phase III EXPLORER-HCM trial.

mavacamten	Obstructive HCM	April 2022
Announced that Phase 3 VALOR-HCM trial met its primary and secondary endpoints, significantly reducing the need for septal reduction therapy (SRT) in patients with severely symptomatic obstructive HCM who had been appropriate for SRT per the 2011 American College of Cardiology/American Heart Association Guidelines at baseline, after 16 weeks of treatment with mavacamten.

April 2022
Announced that interim results from the EXPLORER-LTE cohort of the MAVA-LTE trial in patients with symptomatic obstructive HCM showed sustained improvements in cardiovascular outcomes at 48 and 84-weeks, no new safety signals were observed.

		February 2022	Announced that VALOR-HCM, the Phase III randomized, double-blind, placebo-controlled trial evaluating mavacamten in adults with symptomatic obstructive HCM who are eligible for septal reduction therapy, met its primary endpoint at Week 16.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2022. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note.1 Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy and in relation to our ability to realize the projected benefits of our acquisitions of Celgene and MyoKardia, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug costs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2021 Form 10-K, particularly under the section “Item 1A. Risk Factors,” and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2021 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
January 1 to 31, 2022	840,489	$64.75	—	$15,169
February 1 to 28, 2022(c)	64,583,226		64,501,440	10,169
March 1 to 31, 2022	2,330,783	68.44	—	10,169
Three months ended March 31, 2022	67,754,498		64,501,440
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program. Shares surrendered for tax-withholding included 840,489 in January, 81,786 in February and 2,330,783 in March, with average prices of $64.75, $66.13 and $68.44, respectively.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. The Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock in October 2016 and further increased its authorization for the repurchase of our common stock by approximately $7.0 billion in November 2019 and $5.0 billion in February 2020. In January and December 2021, the Board of Directors approved an increase of $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization for our common stock. The remaining share repurchase capacity under the program is approximately $10.2 billion as of March 31, 2022. Refer to “Item 1. Financial Statements-Note 15. Equity” for information on the share repurchase program.
(c)On February 8, 2022, as part of our existing share repurchase program, BMS executed accelerated share repurchase (“ASR”) agreements to repurchase an aggregate $5.0 billion of common stock. Approximately 65 million shares of common stock (85% of the $5.0 billion aggregate purchase price calculated on the basis of a price of $65.89 per share, the closing share price of the Company's common stock on February 8, 2022) were received by BMS and included in treasury stock. The total number of shares to be repurchased under the ASR agreements, and the average price paid per share, will be determined at the settlement of the ASR agreements and will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements.

Item 6. EXHIBITS

Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description
4a.
Thirteenth Supplemental Indenture, dated as of March 2, 2022, by and between Bristol-Myers Squibb Company and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K dated and filed on March 2, 2022).

4b.	Form of $1,750,000,000 2.950% Notes due 2032 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K dated and filed on March 2, 2022).
4c.	Form of $1,250,000,000 3.550% Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Form 8-K dated and filed on March 2, 2022).
4d.	Form of $2,000,000,000 3.700% Notes due 2052 (incorporated herein by reference to Exhibit 4.4 to the Form 8-K dated and filed on March 2, 2022).
4e.	Form of $1,000,000,000 3.900% Notes due 2062 (incorporated herein by reference to Exhibit 4.5 to the Form 8-K dated and filed on March 2, 2022).
31a.	Section 302 Certification Letter.
31b.	Section 302 Certification Letter.
32a.	Section 906 Certification Letter.
32b.	Section 906 Certification Letter.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates, in this Quarterly Report on Form 10-Q, brand names of products, which are registered trademarks not solely owned by the Company or its subsidiaries. Abilify is a trademark of Otsuka Pharmaceutical Co., Ltd.; Atripla is a trademark of Gilead Sciences, LLC.; Byetta is a trademark of Amylin Pharmaceuticals, LLC; Cabometyx is a trademark of Exelixis, Inc.; Onglyza is a trademark of AstraZeneca AB; Keytruda is a trademark of Merck Sharp & Dohme Corp; Otezla is a trademark of Amgen Inc.; Tecentriq is a trademark of Genentech, Inc.; and Yescarta is a trademark of Kite Pharma, Inc. Brand names of products that are in all italicized letters, without an asterisk, are registered trademarks of BMS and/or one of its subsidiaries.

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021	LIBOR	London Interbank Offered Rate
Agenus	Agenus Inc.	Lilly	Eli Lilly and Company
AML	acute myeloid leukemia	LOE	loss of exclusivity
Amylin	Amylin Pharmaceuticals, Inc.	MAA	marketing authorization application
aNDA	abbreviated new drug application	MDL	multi-district litigation
AstraZeneca	AstraZeneca PLC	MDS	myelodysplastic syndromes
BLA	biologics license application	MPM	malignant pleural mesothelioma
bluebird	bluebird bio, Inc.	MyoKardia	MyoKardia, Inc.
CAR T	chimeric antigen receptor T-cell	NDA	new drug application
Celgene	Celgene Corporation	NKT	natural killer T cells
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NSCLC	non-small cell lung cancer
CHMP	Committee for Medicinal Products for Human Use	NVAF	non-valvular atrial fibrillation
CML	chronic myeloid leukemia	OTC	over-the-counter
CRC	Colorectal carcinoma	Otsuka	Otsuka Pharmaceutical Co., Ltd.
CVR	contingent value rights	PD-1	programmed cell death protein 1
EC	European Commission	PD-L1	programmed death-ligand 1
Eisai	Eisai Co., Ltd.	PDUFA	The Prescription Drug User Fee Act
EMA	European Medicines Agency	Pfizer	Pfizer, Inc.
EPS	earnings per share	PsA	psoriatic arthritis
ESCC	esophageal squamous cell carcinoma	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022
EU	European Union	R&D	research and development
FASB	Financial Accounting Standards Board	RA	rheumatoid arthritis
FDA	U.S. Food and Drug Administration	RBC	red blood cell
GAAP	U.S. generally accepted accounting principles	RCC	renal cell carcinoma
GILTI	Global intangible low-taxed income	REMS	risk evaluation and mitigation strategy
GTN	gross-to-net	Sanofi	Sanofi S.A.
HCC	hepatocellular carcinoma	sBLA	supplemental Biologics License Application
HCM	hypertrophic cardiomyopathy	SEC	Securities and Exchange Commission
HIV	human immunodeficiency viruses	sNDA	supplemental new drug application
IO	immuno-oncology	UC	ulcerative colitis
IPRD	in-process research and development	U.S.	United States
IRS	Internal Revenue Service	UK	United Kingdom
JIA	juvenile idiopathic arthritis	VAT	value added tax
Juno	Juno Therapeutics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	April 29, 2022	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	April 29, 2022	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer