Form 10-Q
period 2022-06-30
BRISTOL MYERS SQUIBB CO
filed 2022-07-27
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
At July 15, 2022, there were 2,135,255,158 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.
Financial Statements:
Consolidated Statements of Earnings and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	53

Item 4.
Controls and Procedures	53

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	53

Item 1A.
Risk Factors	53

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.
Exhibits	55

Summary of Abbreviated Terms	56
Signatures	57
*    Indicates brand names of products which are trademarks not owned by BMS. Specific trademark ownership information is included in the Exhibit Index at the end of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS	2022	2021	2022	2021
Net product sales	$11,485	$11,405	$22,793	$22,203
Alliance and other revenues	402	298	742	573
Total Revenues	11,887	11,703	23,535	22,776

Cost of products sold(a)	2,720	2,452	5,191	5,293
Marketing, selling and administrative	1,787	1,882	3,618	3,548
Research and development	2,321	2,478	4,581	4,697
Acquired IPRD	400	793	733	799
Amortization of acquired intangible assets	2,417	2,547	4,834	5,060
Other (income)/expense, net	284	(2)	933	(704)
Total Expenses	9,929	10,150	19,890	18,693

Earnings Before Income Taxes	1,958	1,553	3,645	4,083
Provision for Income Taxes	529	492	933	993
Net Earnings	1,429	1,061	2,712	3,090
Noncontrolling Interest	8	6	13	14
Net Earnings Attributable to BMS	$1,421	$1,055	$2,699	$3,076

Earnings per Common Share
Basic	$0.67	$0.47	$1.26	$1.38
Diluted	0.66	0.47	1.25	1.36
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
COMPREHENSIVE INCOME	2022	2021	2022	2021
Net Earnings	$1,429	$1,061	$2,712	$3,090
Other Comprehensive Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	301	6	332	286
Pension and postretirement benefits	25	15	46	38
Marketable debt securities	(1)	(2)	(2)	(4)
Foreign currency translation	(88)	7	(100)	1
Total Other Comprehensive Income	237	26	276	321

Comprehensive Income	1,666	1,087	2,988	3,411
Comprehensive Income Attributable to Noncontrolling Interest	8	6	13	14
Comprehensive Income Attributable to BMS	$1,658	$1,081	$2,975	$3,397
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	June 30, 2022	December 31, 2021
Current Assets:
Cash and cash equivalents	$10,750	$13,979
Marketable debt securities	2,478	2,987
Receivables	9,054	9,369
Inventories	2,142	2,095
Other current assets	5,762	4,832
Total Current Assets	30,186	33,262
Property, plant and equipment	5,970	6,049
Goodwill	20,446	20,502
Other intangible assets	37,690	42,527
Deferred income taxes	1,337	1,439
Other non-current assets	4,728	5,535
Total Assets	$100,357	$109,314

LIABILITIES
Current Liabilities:
Short-term debt obligations	$4,953	$4,948
Accounts payable	2,882	2,949
Other current liabilities	13,080	13,971
Total Current Liabilities	20,915	21,868
Deferred income taxes	3,034	4,501
Long-term debt	37,107	39,605
Other non-current liabilities	6,640	7,334
Total Liabilities	67,696	73,308

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,375	44,361
Accumulated other comprehensive loss	(992)	(1,268)
Retained earnings	24,217	23,820
Less cost of treasury stock	(35,292)	(31,259)
Total Bristol-Myers Squibb Company Shareholders’ Equity	32,600	35,946
Noncontrolling interest	61	60
Total Equity	32,661	36,006
Total Liabilities and Equity	$100,357	$109,314
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net earnings	$2,712	$3,090
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	5,167	5,380
Deferred income taxes	(1,469)	(95)
Stock-based compensation	223	308
Impairment charges	83	579
Divestiture gains and royalties	(612)	(302)
Acquired IPRD	733	799
Equity investment losses/(gains)	952	(749)
Contingent consideration fair value adjustments	1	(510)
Other adjustments	218	235
Changes in operating assets and liabilities:
Receivables	117	(626)
Inventories	(12)	111
Accounts payable	4	158
Rebates and discounts	(410)	(6)
Income taxes payable	(370)	(795)
Other	(1,264)	(693)
Net Cash Provided by Operating Activities	6,073	6,884
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	3,788	1,968
Purchase of marketable debt securities	(3,292)	(2,343)
Proceeds from sales of equity investment securities	150	814
Capital expenditures	(525)	(383)
Divestiture and other proceeds	594	382
Acquisition and other payments, net of cash acquired	(909)	(401)
Net Cash (Used in)/Provided by Investing Activities	(194)	37
Cash Flows From Financing Activities:
Short-term debt obligations, net	130	(185)
Issuance of long-term debt	5,926	—
Repayment of long-term debt	(8,646)	(5,522)
Repurchase of common stock	(5,000)	(3,011)
Dividends	(2,335)	(2,207)
Other	752	448
Net Cash Used in Financing Activities	(9,173)	(10,477)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(62)	(20)
Decrease in Cash, Cash Equivalents and Restricted Cash	(3,356)	(3,576)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14,316	14,973
Cash, Cash Equivalents and Restricted Cash at End of Period	$10,960	$11,397
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company (“BMS” or “the Company”) prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position at June 30, 2022 and December 31, 2021, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Use of Estimates and Judgments

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results. The preparation of financial statements requires the use of management estimates, judgments and assumptions. The most significant assumptions are estimates used in determining accounting for acquisitions; impairments of intangible assets; charge-backs, cash discounts, sales rebates, returns and other adjustments; legal contingencies; and income taxes. Actual results may differ from estimates.

Reclassifications

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Upfront and contingent milestone charges in connection with asset acquisitions or licensing of third-party intellectual property rights previously presented in Research and development are now presented in Acquired IPRD in the consolidated statements of earnings. Additionally, Rebates and discounts previously presented in Other changes in operating assets and liabilities in the consolidated statements of cash flows are now presented separately in Rebates and discounts.

Recently Issued Accounting Standards Not Yet Adopted

Business Combinations

In October 2021, the FASB issued amended guidance on accounting for contract assets and contract liabilities from contracts with customers in a business combination. The guidance is intended to address inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized. At the acquisition date, an entity should account for the related revenue contracts in accordance with existing revenue recognition guidance generally by assessing how the acquiree applied recognition and measurement in their financial statements. The amended guidance is effective January 1, 2023 on a prospective basis. Early adoption is permitted.

Fair Value Measurements

In June 2022, the FASB issued amended guidance on measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted.

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Net product sales	$11,485	$11,405	$22,793	$22,203
Alliance revenues	199	159	387	301
Other revenues	203	139	355	272
Total Revenues	$11,887	$11,703	$23,535	$22,776

The following table summarizes GTN adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Gross product sales	$17,299	$16,782	$33,949	$32,341
GTN adjustments(a)
Charge-backs and cash discounts	(1,750)	(1,720)	(3,513)	(3,306)
Medicaid and Medicare rebates	(2,624)	(2,139)	(4,708)	(3,857)
Other rebates, returns, discounts and adjustments	(1,440)	(1,518)	(2,935)	(2,975)
Total GTN adjustments	(5,814)	(5,377)	(11,156)	(10,138)
Net product sales	$11,485	$11,405	$22,793	$22,203
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $123 million and $197 million for the three and six months ended June 30, 2022, and $85 million and $302 million for the three and six months ended June 30, 2021, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
In-Line Products
Eliquis	$3,235	$2,792	6,446	5,678
Opdivo	2,063	1,910	3,986	3,630
Pomalyst/Imnovid	908	854	1,734	1,627
Orencia	876	814	1,668	1,572
Sprycel	544	541	1,027	1,011
Yervoy	525	510	1,040	966
Empliciti	77	86	152	171
Mature and other products	435	473	897	979
New Product Portfolio
Reblozyl	172	128	328	240
Abecma	89	24	156	24
Zeposia	66	28	102	46
Breyanzi	39	17	83	17
Inrebic	23	16	41	32
Onureg	32	12	55	27
Opdualag	58	—	64	—
Camzyos	3	—	3	—
Recent LOE Products(a)
Revlimid	2,501	3,202	$5,298	$6,146
Abraxane	241	296	455	610
Total Revenues	$11,887	$11,703	$23,535	$22,776

United States	$8,268	$7,388	$15,962	$14,398
International	3,427	4,124	7,154	8,023
Other(b)	192	191	419	355
Total Revenues	$11,887	$11,703	$23,535	$22,776
(a)    Recent LOE Products includes products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $184 million and $331 million for the three and six months ended June 30, 2022 and $146 million and $430 million for the three and six months ended June 30, 2021, respectively, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Revenues from alliances:
Net product sales	$3,273	$2,805	$6,512	$5,687
Alliance revenues	199	159	387	301
Total Revenues	$3,472	$2,964	$6,899	$5,988

Payments to/(from) alliance partners:
Cost of products sold	$1,572	$1,346	$3,128	$2,743
Marketing, selling and administrative	(53)	(48)	(107)	(97)
Research and development	12	6	34	7
Acquired IPRD	100	730	100	736
Other (income)/expense, net	(11)	(14)	(23)	(19)

Dollars in Millions	June 30, 2022	December 31, 2021
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$325	$320
Accounts payable – to alliance partners	1,509	1,229
Deferred income – from alliances(a)	321	330
(a)    Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2021 Form 10-K. Significant developments and updates related to alliances during the six months ended June 30, 2022, and 2021 are set forth below.

BridgeBio

In May 2022, BMS and BridgeBio commenced a collaboration to develop and commercialize BBP-398, a SHP2 inhibitor, in oncology. The transaction included an upfront payment of $90 million, which was expensed to Acquired IPRD during the three months ended June 30, 2022. BridgeBio is eligible to receive contingent development, regulatory and sales-based milestones up to $815 million, as well as royalties on global net sales, excluding certain markets. BridgeBio is responsible for funding and completing ongoing BBP-398 Phase I monotherapy and combination therapy trials. BMS will lead and fund all other development and commercial activities. BridgeBio has an option to co-develop BBP-398 and receive higher royalties in the U.S.

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

BMS and Eisai jointly develop and commercialize MORAb-202 in the U.S., Canada, Europe, Japan, China and certain other countries in the Asia-Pacific region (the “collaboration territory”). Eisai is responsible for the global manufacturing and supply. Profits, research and development and commercialization costs are shared in the collaboration territories. BMS is responsible for development and commercialization outside of the collaboration territory and will pay a royalty on those sales.

A $650 million up-front collaboration fee was expensed to Acquired IPRD in the second quarter of 2021 and paid in the third quarter of 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Turning Point

In June 2022, BMS entered into a definitive merger agreement to acquire Turning Point, a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the common mutations and alterations that drive cancer growth. The acquisition will provide BMS rights to Turning Point's lead asset, repotrectinib, and several other clinical and pre-clinical stage assets. Repotrectinib is in a registrational Phase II study in adults and a Phase I/II study in pediatric patients, and is a potential best-in-class tyrosine kinase inhibitor targeting the ROS1 and NTRK oncogenic drivers in NSCLC and other advanced solid tumors.

BMS commenced a tender offer in June 2022, which was extended through August 15, 2022, to acquire all of the issued and outstanding shares of Turning Point's common stock for $76.00 per share in an all-cash transaction for a total consideration of $4.1 billion, including cash settlements of equity stock awards. The transaction is subject to the satisfaction of the tender of a majority of the outstanding shares of Turning Point’s common stock, as well as other customary closing conditions and regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close during the third quarter of 2022.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended June 30,
	Net Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2022	2021	2022	2021	2022	2021
Diabetes Business	$185	$132	$—	$—	$(220)	$(152)
Mature Products and Other	3	70	—	(11)	(1)	—
Total	$188	$202	$—	$(11)	$(221)	$(152)

	Six Months Ended June 30, 2022
	Net Proceeds(a)		Divestiture Gains		Royalty Income
Dollars in Millions	2022	2021	2022	2021	2022	2021
Diabetes Business	$357	$296	$—	$—	$(390)	$(286)
Mature Products and Other	228	86	(211)	(11)	(2)	(1)
Total	$585	$382	$(211)	$(11)	$(392)	$(287)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Mature Products and Other

Manufacturing Operations

In May 2022, BMS agreed to sell its manufacturing facility in Syracuse, New York to LOTTE Corporation for approximately $170 million. The transaction is expected to close by the end of 2022, subject to certain regulatory approvals and other closing conditions and will be accounted for as a sale of a business. The business was accounted for as held-for-sale and its assets were reduced to the estimated relative fair value resulting in $43 million impairment charge recorded to Cost of products sold during the three months ended June 30, 2022. Assets and liabilities of $155 million and $6 million were reclassified to held-for-sale as of June 30, 2022, and included within Other current assets and Other current liabilities, respectively.

Other

During the first quarter of 2022, product rights to several mature products were sold to Cheplapharm, resulting in cash proceeds of $221 million and a divestiture gain of $211 million.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Keytruda* royalties	$(243)	$(204)	$(464)	$(396)
Tecentriq* royalties	(19)	(23)	(44)	(45)
Contingent milestone income	(5)	(2)	(46)	(2)
Amortization of deferred income	(11)	(15)	(23)	(30)
Other royalties	(9)	(9)	(16)	(12)
Total	$(287)	$(253)	$(593)	$(485)

In-license Arrangements

Immatics

During the first quarter of 2022, BMS obtained a global exclusive license to Immatics’ TCR bispecific IMA401 program. IMA401 is being studied in oncology and a Clinical Trial Application has been approved by the German federal regulatory authority. The trial commenced in May 2022. BMS and Immatics collaborate on the development and BMS will be responsible for the commercialization of IMA401 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an upfront payment of $150 million which was expensed to Acquired IPRD in the first quarter of 2022. Immatics is eligible to receive contingent development, regulatory and sales-based milestones of up to $770 million as well as royalties on global net sales.

Dragonfly

During the first quarter of 2022, a Phase I development milestone for interlukin-12 (“IL-12”) was achieved resulting in a $175 million payment to Dragonfly and an Acquired IPRD charge. The parties also amended the terms of three future milestones by requiring the achievement of certain criteria by specified dates unless BMS notifies Dragonfly that it will discontinue development of IL-12. These milestones continue to be considered substantive and contingent because the decision to proceed will be based on an assessment of clinical data prior to the specified dates.

Other

Royalty Extinguishment

In April 2022, BMS amended the terms of a license arrangement and paid a third party $295 million to extinguish a future royalty obligation related to mavacamten, prior to its FDA approval in April 2022, resulting in an Acquired IPRD charge during the three months ended June 30, 2022.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Interest expense	$313	$330	$639	$683
Royalties and licensing income	(508)	(405)	(985)	(772)
Equity investment losses/(gains)	308	(148)	952	(749)
Integration expenses	124	152	229	293
Contingent consideration	—	—	1	(510)
(Gain)/Loss on debt redemption	(9)	—	266	281
Provision for restructuring	20	78	43	123
Litigation and other settlements	25	44	(12)	36
Investment income	(27)	(12)	(37)	(21)
Divestiture gains	—	(11)	(211)	(11)
Other	38	(30)	48	(57)
Other (income)/expense, net	$284	$(2)	$933	$(704)

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition that are currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (5%), Marketing, selling and administrative expenses (65%) and Research and development expenses (30%). Charges of approximately $3.3 billion are expected to be incurred. The majority of the charges are expected to be incurred through 2022. Cumulative charges of approximately $2.9 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. Cash outlays in connection with these actions are expected to be approximately $3.0 billion. Employee workforce reductions were approximately 140 and 240 for the six months ended June 30, 2022 and 2021, respectively.

MyoKardia Acquisition Plan

In 2020, a restructuring and integration plan was initiated to realize expected cost synergies resulting from cost savings and avoidance from the MyoKardia acquisition. Charges of approximately $150 million are expected to be incurred through 2022, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of $122 million have been recognized for these actions to date.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Celgene Acquisition Plan	$146	$200	$273	$373
MyoKardia Acquisition Plan	2	19	5	56
Total charges	$148	$219	$278	$429

Employee termination costs	$19	$75	$41	$119
Other termination costs	1	3	2	4
Provision for restructuring	20	78	43	123
Integration expenses	124	152	229	293
Accelerated depreciation	4	—	6	—
Asset impairments	—	—	—	24
Other shutdown costs, net	—	(11)	—	(11)
Total charges	$148	$219	$278	$429

Cost of products sold	$—	$—	$—	$24
Marketing, selling and administrative	4	—	6	—
Other (income)/expense, net	144	219	272	405
Total charges	$148	$219	$278	$429

The following summarizes the charges and spending related to restructuring plan activities:

	Six Months Ended June 30,
Dollars in Millions	2022	2021
Liability at December 31	$101	$148
Provision for restructuring(a)	43	114
Foreign currency translation and other	(6)	(2)
Payments	(67)	(134)
Liability at June 30	$71	$126
(a)    Includes a reduction of the liability resulting from changes in estimates of $8 million for both the six months ended June 30, 2022 and 2021. Excludes $9 million for the six months ended June 30, 2021 of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Earnings Before Income Taxes	$1,958	$1,553	$3,645	$4,083
Provision for Income Taxes	529	492	933	993
Effective Tax Rate	27.0%	31.7%	25.6%	24.3%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rates in 2022 and 2021 were impacted by low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization, and contingent value rights fair value adjustments that were not taxable in the six months ended June 30, 2021. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

It is reasonably possible that the amount of unrecognized tax benefits at June 30, 2022 could decrease in the range of approximately $455 million to $505 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

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

Note 8. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in Millions, Except Per Share Data	2022	2021	2022	2021
Net Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$1,421	$1,055	$2,699	$3,076

Weighted-Average Common Shares Outstanding – Basic	2,133	2,227	2,140	2,232
Incremental Shares Attributable to Share-Based Compensation Plans	16	25	17	26
Weighted-Average Common Shares Outstanding – Diluted	2,149	2,252	2,157	2,258

Earnings per Common Share
Basic	$0.67	$0.47	$1.26	$1.38
Diluted	0.66	0.47	1.25	1.36

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was not material for the three and six months ended June 30, 2022 and 2021.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2022			December 31, 2021
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$7,708	$—	$—	$12,225	$—
Marketable debt securities:
Certificates of deposit	—	2,022	—	—	2,264	—
Commercial paper	—	316	—	—	320	—
Corporate debt securities	—	140	—	—	403	—
Derivative assets	—	609	8	—	206	12
Equity investments	497	556	—	1,910	109	—
Derivative liabilities	—	17	—	—	25	—
Contingent consideration liability:
Contingent value rights	6	—	—	8	—	—
Other acquisition related contingent consideration	—	—	33	—	—	35

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
The fair value of equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material at June 30, 2022 and December 31, 2021. The restrictions will expire by April 2023.

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

Marketable Debt Securities and Equity Investments

The following table summarizes marketable debt securities:

	June 30, 2022				December 31, 2021
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$2,022	$—	$—	$2,022	$2,264	$—	$—	$2,264
Commercial paper	316	—	—	316	320	—	—	320
Corporate debt securities	140	—	—	140	401	2	—	403
Total marketable debt securities(a)	$2,478	$—	$—	$2,478	$2,985	$2	$—	$2,987
(a)    All marketable debt securities mature within one year as of June 30, 2022 and December 31, 2021.

The following summarizes the carrying amount of equity investments:

Dollars in Millions	June 30, 2022	December 31, 2021
Equity investments with readily determinable fair values	$1,053	$2,019
Equity investments without readily determinable fair values	389	283
Equity method investments	569	666
Total equity investments	$2,011	$2,968

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Equity investments with readily determined fair values(a)
Net loss/(gain) recognized	$254	$81	$852	$(115)
Net (gain)/loss recognized on investments sold	(16)	(1)	(16)	2
Net unrealized loss/(gain) recognized on investments still held	270	82	868	(117)

Equity investments without readily determinable fair values
Upward adjustments	—	(192)	(6)	(461)
Impairments and downward adjustments	—	—	2	1
Cumulative upward adjustments			(109)
Cumulative impairments and downward adjustments			52

Equity in net (income)/loss of affiliates	54	(37)	104	(174)
(a)    Certain prior year amounts have been reclassified to conform to the current year's presentation.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold and Other (income)/expense, net) within the next 24 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $5.3 billion and Japanese yen of $1.3 billion at June 30, 2022.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €950 million ($992 million) at June 30, 2022 are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $686 million at June 30, 2022 are designated to hedge Japanese yen currency exposure of BMS’s net investment in its Japan subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Accumulated other comprehensive loss with a related offset in Other non-current assets or Other non-current liabilities.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (1.79% as of June 30, 2022) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

In the first quarter of 2022, treasury lock contracts were entered into with a total notional value of $3.0 billion and $2.3 billion to hedge interest rate risk and cash payment associated with long-term debt, respectively. The treasury lock contracts were terminated upon issuance and redemption of long-term debt. These contracts were not designated for hedge accounting and the contract settlements were not material.

The following table summarizes the fair value of outstanding derivatives:

	June 30, 2022				December 31, 2021
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$255	$(9)	$255	$10	$—	$—
Cross-currency interest rate swap contracts	686	77	—	—	600	26	—	—
Foreign currency forward contracts	7,625	524	540	(5)	3,587	161	1,814	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	623	8	522	(3)	883	9	568	(5)
Other	—	8	—	—	—	12	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(18)
Cross-currency interest rate swap contracts	—	(4)	—	(8)
Foreign currency forward contracts	(131)	(18)	(213)	(75)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(15)
Cross-currency interest rate swap contracts	—	(3)	—	(6)
Foreign currency forward contracts	59	16	126	(16)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income(a)	$481	$(38)	$601	$221
Reclassified to Cost of products sold	(131)	53	(213)	89
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	—	—	(3)	—

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive Income	51	—	64	26

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive Income	68	(16)	83	25
(a)    The majority is expected to be reclassified into earnings in the next 24 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	June 30, 2022	December 31, 2021
Non-U.S. short-term borrowings	$151	$105
Current portion of long-term debt	4,646	4,764
Other	156	79
Total	$4,953	$4,948

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	June 30, 2022	December 31, 2021
Principal Value	$40,993	$43,095

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(9)	10
Unamortized basis adjustment from swap terminations	107	119
Unamortized bond discounts and issuance costs	(296)	(263)
Unamortized purchase price adjustments of Celgene debt	958	1,408
Total	$41,753	$44,369

Current portion of long-term debt	$4,646	$4,764
Long-term debt	37,107	39,605
Total	$41,753	$44,369

The fair value of long-term debt was $39.7 billion at June 30, 2022 and $49.1 billion at December 31, 2021 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

During the six months ended June 30, 2022, BMS purchased an aggregate principal amount of $6.0 billion of certain of its debt securities for $6.6 billion of cash in tender offers and “make whole” redemptions. In connection with these transactions, a net of $266 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net. In addition, $1.5 billion 2.60% Notes and $500 million Floating Rate Notes matured and were repaid.

During the six months ended June 30, 2022, we issued an aggregate principal amount of $6.0 billion of debt with net proceeds of $5.9 billion. The table below summarizes the issuances:

Dollars in Millions
Principal Value:
2.950% Notes due 2032	1,750
3.550% Notes due 2042	1,250
3.700% Notes due 2052	2,000
3.900% Notes due 2062	1,000
Total	$6,000

The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

During the six months ended June 30, 2021, BMS purchased an aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net. In addition, the $500 million 2.875% Notes and $1.0 billion 2.550% Notes matured and were repaid.

Interest payments were $720 million and $807 million for the six months ended June 30, 2022 and 2021, respectively, net of amounts related to interest rate swap contracts.

At December 31, 2021, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively.

In January 2022, BMS entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022. No borrowings were outstanding under any revolving credit facility at June 30, 2022 or December 31, 2021.

Note 10. RECEIVABLES

Dollars in Millions	June 30, 2022	December 31, 2021
Trade receivables	$8,186	$8,723
Less charge-backs and cash discounts	(575)	(723)
Less allowance for expected credit loss	(25)	(21)
Net trade receivables	7,586	7,979
Alliance, Royalties, VAT and other	1,468	1,390
Receivables	$9,054	$9,369

Non-U.S. receivables sold on a nonrecourse basis were $674 million and $638 million for the six months ended June 30, 2022 and 2021, respectively. Receivables from the three largest customers in the U.S. represented approximately 64% and 59% of total trade receivables at June 30, 2022 and December 31, 2021, respectively.

Note 11. INVENTORIES

Dollars in Millions	June 30, 2022	December 31, 2021
Finished goods	$469	$543
Work in process	1,912	2,111
Raw and packaging materials	422	350
Total inventories	$2,803	$3,004

Inventories	$2,142	$2,095
Other non-current assets	661	909

The fair value adjustments related to the Celgene acquisition were $245 million at June 30, 2022 and $508 million at December 31, 2021. Other non-current assets include inventory expected to remain on hand beyond 12 months in both periods.

In the first quarter of 2022, BMS recorded an out of period adjustment to reduce the remaining amount of inventory fair value adjustments resulting from the Celgene acquisition by $114 million with a corresponding increase to Cost of products sold of $32 million and Research and development expense of $82 million. The adjustment was not material to previously reported balance sheets or results of operations.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	June 30, 2022	December 31, 2021
Land	$162	$169
Buildings	5,740	5,897
Machinery, equipment and fixtures	3,243	3,252
Construction in progress	850	764
Gross property, plant and equipment	9,995	10,082
Less accumulated depreciation	(4,025)	(4,033)
Property, plant and equipment	$5,970	$6,049
Depreciation expense was $141 million and $286 million for the three and six months ended June 30, 2022 and $143 million and $278 million for the three and six months ended June 30, 2021, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	June 30, 2022	December 31, 2021
Goodwill		$20,446	$20,502

Other intangible assets:
Licenses	5 – 15 years	307	307
Acquired marketed product rights	3 – 15 years	60,477	60,454
Capitalized software	3 – 10 years	1,581	1,499
IPRD		3,710	3,750
Gross other intangible assets		66,075	66,010
Less accumulated amortization		(28,385)	(23,483)
Other intangible assets		$37,690	$42,527

Amortization expense of other intangible assets was $2.4 billion and $4.9 billion for the three and six months ended June 30, 2022 and $2.5 billion and $5.1 billion for the three and six months ended June 30, 2021, respectively.

In the first quarter of 2022, a $40 million IPRD impairment charge was recorded in Research and development expense following a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was obtained in the acquisition of Celgene and was being studied as a potential treatment for autoimmune diseases. The charge represented a full write-down.

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

In the first of quarter of 2021, Inrebic EU regulatory approval milestones of $300 million were achieved resulting in a $385 million increase to the acquired marketed product rights intangible asset, after establishing the applicable deferred tax liability. An impairment charge of $315 million was recognized in Cost of products sold as the carrying value of this asset exceeded the projected undiscounted cash flows of the asset. The charge was equal to the excess of the asset's carrying value over its estimated fair value using discounted cash flow projections.

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	June 30, 2022	December 31, 2021
Income taxes	$3,067	$2,786
Research and development	664	514
Contract assets	419	361
Equity investments	38	255
Restricted cash(a)	153	140
Other	1,421	776
Other current assets	$5,762	$4,832

Dollars in Millions	June 30, 2022	December 31, 2021
Equity investments	$1,973	$2,713
Inventories	661	909
Operating leases	840	919
Pension and postretirement	315	317
Research and development	572	248
Restricted cash(a)	57	197
Other	310	232
Other non-current assets	$4,728	$5,535
(a)    Restricted cash consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted. Restricted cash of $373 million at June 30, 2021, was included in cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Dollars in Millions	June 30, 2022	December 31, 2021
Rebates and discounts	$5,842	$6,399
Income taxes	1,141	754
Employee compensation and benefits	797	1,375
Research and development	1,386	1,373
Dividends	1,154	1,186
Interest	352	378
Royalties	384	410
Operating leases	167	169
Other	1,857	1,927
Other current liabilities	$13,080	$13,971

Dollars in Millions	June 30, 2022	December 31, 2021
Income taxes	$4,366	$4,835
Pension and postretirement	589	654
Operating leases	815	874
Deferred income	307	326
Deferred compensation	354	427
Other	209	218
Other non-current liabilities	$6,640	$7,334

Note 15. EQUITY

The following table summarizes changes in equity for the six months ended June 30, 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net Earnings	—	—	—	—	1,278	—	—	5
Other Comprehensive Income	—	—	—	39	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,150)	—	—	—
Share repurchase program	—	—	(750)	—	—	65	(4,250)	—
Stock compensation	—	—	145	—	—	(18)	322	—
Balance at March 31, 2022	2,923	$292	$43,756	$(1,229)	$23,948	794	$(35,187)	$65
Net Earnings	—	—	—	—	1,421	—	—	8
Other Comprehensive Income	—	—	—	237	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,152)	—	—	—
Share repurchase program	—	—	300	—	—	2	(300)	—
Stock compensation	—	—	319	—	—	(8)	195	—
Distributions	—	—	—	—	—	—	—	(12)
Balance at June 30, 2022	2,923	292	44,375	(992)	24,217	788	(35,292)	61
(a)    Cash dividends declared per common share were $0.54 for the three months ended March 31, 2022 and June 30, 2022, respectively.

The following table summarizes changes in equity for the six months ended June 30, 2021:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net Earnings	—	—	—	—	2,021	—	—	8
Other Comprehensive Income	—	—	—	295	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,098)	—	—	—
Share repurchase program	—	—	—	—	—	28	(1,768)	—
Stock compensation	—	—	(473)	—	—	(15)	806	—
Balance at March 31, 2021	2,923	$292	$43,852	$(1,544)	$22,204	692	$(27,199)	$68
Net Loss	—	—	—	—	1,055	—	—	6
Other Comprehensive Loss	—	—	—	26	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,091)	—	—	—
Stock repurchase program	—	—	—	—	—	19	(1,235)	—
Stock compensation	—	—	212	—	—	(10)	236	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2021	2,923	292	44,064	(1,518)	22,168	701	(28,198)	66
(a)    Cash dividends declared per common share were $0.49 for the three months ended March 31, 2021 and June 30, 2021, respectively.

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

During the first quarter of 2022, BMS entered into accelerated share repurchase ("ASR") agreements to repurchase an aggregate $5.0 billion of common stock to be settled in two tranches during the second and third quarters of 2022. The ASR agreements were funded with cash on-hand. In the first quarter of 2022 approximately 65 million shares of common stock (85% of the $5.0 billion aggregate repurchase price) were received by BMS and included in treasury stock. During the three months ended June 30, 2022, the first tranche of the ASR was settled and approximately 2 million shares of common stock were received by BMS and transferred to treasury stock. The second tranche is expected to settle in the third quarter of 2022. The total number of shares to be repurchased under the ASR agreements will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The remaining share repurchase capacity under the share repurchase program was approximately $10.2 billion as of June 30, 2022.

BMS repurchased 47 million shares of its common stock for $3.0 billion in the six months ended June 30, 2021.

The components of Other Comprehensive Income were as follows:

	2022			2021
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$481	$(65)	$416	$(38)	$(3)	$(41)
Reclassified to net earnings(a)	(131)	16	(115)	53	(6)	47
Derivatives qualifying as cash flow hedges	350	(49)	301	15	(9)	6

Pension and postretirement benefits:
Actuarial gains/(losses)	20	(3)	17	1	2	3
Amortization(b)	6	(1)	5	10	(2)	8
Settlements(b)	4	(1)	3	5	(1)	4
Pension and postretirement benefits	30	(5)	25	16	(1)	15

Marketable debt securities:
Unrealized (losses)/gains	—	(1)	(1)	(3)	1	(2)

Foreign currency translation	(64)	(24)	(88)	3	4	7

Other Comprehensive Income	$316	$(79)	$237	$31	$(5)	$26

Six Months Ended June 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$601	$(81)	$520	$221	$(14)	$207
Reclassified to net earnings(a)	(216)	28	(188)	89	(10)	79
Derivatives qualifying as cash flow hedges	385	(53)	332	310	(24)	286

Pension and postretirement benefits:
Actuarial gains/(losses)	40	(7)	33	22	(3)	19
Amortization(b)	12	(3)	9	19	(5)	14
Settlements(b)	5	(1)	4	6	(1)	5
Pension and postretirement benefits	57	(11)	46	47	(9)	38

Marketable debt securities:
Unrealized gains	(2)	—	(2)	(6)	2	(4)

Foreign currency translation	(70)	(30)	(100)	12	(11)	1

Total Other Comprehensive Income	$370	$(94)	$276	$363	$(42)	$321
(a)Included in Cost of products sold.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income, net of taxes, were as follows:

Dollars in Millions	June 30, 2022	December 31, 2021
Derivatives qualifying as cash flow hedges	$510	$178
Pension and postretirement benefits	(722)	(768)
Marketable debt securities	—	2
Foreign currency translation	(780)	(680)
Accumulated other comprehensive loss	$(992)	$(1,268)

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Cost of products sold	$11	$15	$19	$30
Marketing, selling and administrative	48	65	96	125
Research and development	57	74	108	144
Other (income)/expense, net	—	3	—	9
Total stock-based compensation expense	$116	$157	$223	$308

Income tax benefit(a)	$22	$33	$44	$64
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $19 million and $59 million for the three and six months ended June 30, 2022 and $12 million and $29 million for the three and six months ended June 30, 2021, respectively.

The number of units granted and the weighted-average fair value on the grant date for the six months ended June 30, 2022 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	8.0	$63.81
Market share units	1.0	60.74
Performance share units	1.4	66.76

Dollars in Millions	Stock Options	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$1	$919	$76	$132
Expected weighted-average period in years of compensation cost to be recognized	0.3	3.1	3.2	2.0

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

INTELLECTUAL PROPERTY

Anti-PD-1 and Anti-PD-L1 Antibody Litigation
In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber sought to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in the case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In May 2019, the District Court issued a decision ruling that the two scientists should be added as inventors to the patents which decision was affirmed on appeal. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss that complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber’s claims for damages before May 17, 2019—the date of the District Court’s ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. A trial has been scheduled for May 2023.

On March 17, 2022, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca UK Ltd ("AZ") alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes certain claims of U.S. Patent Nos. 9,580,505, 9,580,507, 10,138,299, 10,308,714, 10,266,594, 10,266,595, 10,266,596 and 10,323,092. No trial date has been scheduled.

CAR T
In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the ’190 Patent to be invalid. In October 2021, Juno and SKI filed a petition with the Federal Circuit for panel and en banc rehearing which the Federal Circuit denied on January 14, 2022. On June 13, 2022, Juno and SKI filed a petition for a writ of certiorari with the U.S. Supreme Court.

Eliquis - Europe
In November 2020 and January 2021, Sandoz Limited (“Sandoz”) and Teva Pharmaceutical Industries Ltd. (“Teva Limited”), respectively, filed lawsuits in the United Kingdom seeking revocation of the UK apixaban composition of matter patent and related Supplementary Protection Certificate (“SPC”). BMS subsequently filed counterclaims for infringement in both actions. A trial took place in February 2022 and in a judgement issued on April 7, 2022, the judge found the UK apixaban composition of matter patent and related SPC invalid. The Company is seeking permission to appeal from the Court of Appeal.

Similar lawsuits have been filed in various other countries in Europe seeking revocation of our composition of matter patents and SPCs relating to Eliquis, and trials have been scheduled in certain of those cases. In May 2022, a Dutch court issued a decision denying a request by the Company for a preliminary injunction that would have prevented an at-risk generic launch in the Netherlands by Sandoz prior to a full trial on the merits.

Following the above decisions in the UK and the Netherlands, generic manufacturers have begun marketing generic versions of Eliquis in the UK and Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe in the coming months.

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

Pomalyst - U.S.
In February 2022, Celgene received a Notice Letter from MSN Laboratories Pvt. Ltd. (“MSN”) notifying Celgene that MSN had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Pomalyst in the U.S. In response, Celgene initiated a patent infringement action against MSN in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. In June 2022, Celgene entered into a confidential settlement agreement with MSN, settling all outstanding claims in the litigation with MSN.

Revlimid - U.S.
Celgene received a Notice Letter from Alembic Pharmaceuticals Limited, Alembic Global Holding SA, and Alembic Pharmaceuticals, Inc. (“Alembic”) notifying Celgene that Alembic had filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, Celgene initiated a patent infringement action against Alembic in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. Alembic filed answers and counterclaims alleging that the asserted patents are invalid and/or not infringed. The parties subsequently settled all disputes pertaining to the Alembic aNDA, and the case was dismissed.

In May 2022, Celgene received a Notice Letter from Oncogen Pharma (Malaysia) Sdn. Bhd. (“Oncogen”) notifying Celgene that Oncogen has filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, Celgene initiated a patent infringement action against Oncogen in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. The parties subsequently settled all disputes pertaining to the Oncogen aNDA, and the case was dismissed.

In May 2022, Celgene received a Notice Letter from Qilu Pharmaceutical Co. Ltd. (“Qilu”) notifying Celgene that Qilu has filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, Celgene initiated a patent infringement action against Qilu in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. Qilu has not yet responded to the complaint. No schedule has been entered by the Court.

Sprycel - U.S.
In January 2022, BMS received a Notice Letter from Xspray Pharma AB ("Xspray") notifying BMS that Xspray had filed a 505(b)(2) NDA application containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. Subsequently, the Company also received paragraph IV certification letters from Accord, Biocon, and Nanocopoeia challenging the same patents, and the Company filed patent infringement actions against all three companies. No trial dates have been scheduled in any of these actions.

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

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits
BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter occurred in 2020. In February 2021, the Court issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS disagree with the decision and are appealing it. BMS remains confident in the merits of its case and its likelihood of success on appeal and BMS does not believe establishing a reserve is warranted for this matter. A trial in the New Mexico matter has been scheduled for January 2023.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*
BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. There have been over 2,500 cases filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders and all remaining cases in the U.S. MDL litigation have since been resolved. Three inactive cases remain in New Jersey State court. There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario). Both class actions have now been certified and all appeals of the certification decision have now been exhausted.

Byetta*
Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. This litigation involved lawsuits on behalf of plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The MDL decision is final as to Amylin and Lilly and all MDL claims have been dismissed. As of June 2022, 80% of the plaintiffs in the JCCP (including injury plaintiffs and spouse/beneficiary plaintiffs) alleging claims against Amylin and Lilly have dismissed their claims with prejudice. Additional dismissals are anticipated. Remaining plaintiffs, if any, may seek to appeal the JCCP dismissal orders. BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*
BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. As of June 2022, claims are pending in federal and NY state court on behalf of approximately 251 individuals who allege they ingested the product and suffered an injury. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all federal cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco (“JCCP”). In August 2021, the MDL and JCCP courts jointly heard evidence regarding the parties’ motions to exclude general causation experts. On September 24, 2021, the JCCP court granted defendants’ motion to exclude plaintiffs’ only general causation expert and largely denied plaintiffs’ motions to exclude defendants’ general causation experts; on January 5, 2022, the MDL court likewise granted defendants’ motion to exclude plaintiffs’ expert and denied entirely plaintiffs’ motions. On March 30, 2022, the JCCP court granted summary judgment to defendants, thus effectively dismissing the 18 claims previously pending in California state court. Plaintiffs have filed an appeal. Defendants have filed a summary judgment motion in the MDL as well, which remains pending. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

SECURITIES LITIGATION

BMS Securities Class Action
Since February 2018, two separate putative class action complaints were filed in the U.S. District for the Northern District of California and in the U.S. District Court for the Southern District of New York against BMS, BMS’s Chief Executive Officer, Giovanni Caforio, BMS’s Chief Financial Officer at the time, Charles A. Bancroft and certain former and current executives of BMS. The case in California was voluntarily dismissed. The remaining complaint alleged violations of securities laws for BMS’s disclosures related to the CheckMate-026 clinical trial in lung cancer. In September 2019, the Court granted BMS’s motion to dismiss, but allowed the plaintiffs leave to file an amended complaint. In October 2019, the plaintiffs filed an amended complaint. In September 2020, the Court granted BMS’s motion to dismiss the amended complaint with prejudice. The plaintiffs appealed the Court’s decision in October 2020. On March 11, 2022, the Second Circuit affirmed the dismissal with prejudice of the amended complaint. The deadline to file further appeals has expired and the decision in favor of the Company and current and former executives is final.

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

Contingent Value Rights Litigations
In June 2021, an action was filed against BMS in the U.S. District Court for the Southern District of New York asserting claims of alleged breaches of a Contingent Value Rights Agreement (“CVR Agreement”) entered into in connection with the closing of BMS’s acquisition of Celgene Corporation in November 2019. The successor trustee under the CVR Agreement alleges that BMS breached the CVR Agreement by allegedly failing to use “diligent efforts” to obtain FDA approval of liso-cel (Breyanzi) before a contractual milestone date, thereby avoiding a $6.4 billion potential obligation to holders of the contingent value rights governed by the CVR Agreement and by allegedly failing to permit inspection of records in response to a request by the successor trustee. The successor trustee seeks damages in an amount to be determined at trial and other relief, including interest and attorneys’ fees. BMS disputes the successor trustee’s allegations and filed a motion to dismiss on July 23, 2021. On June 24, 2022, the court denied BMS’s motion to dismiss.

In October 2021, alleged former Celgene stockholders filed a complaint in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Celgene stockholders who received CVRs in the BMS merger with Celgene for violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 relating to the joint proxy statement. That action later was consolidated with another action filed in the same court, and a consolidated complaint thereafter was filed asserting claims on behalf of a class of CVR acquirers, whether in the BMS merger with Celgene or otherwise, for violations of sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(2) of the Securities Exchange Act of 1934. The complaint alleges that the February 22, 2019 joint proxy statement was materially false or misleading because it failed to disclose that BMS allegedly had no intention to obtain FDA approval for liso-cel (Breyanzi) by the applicable milestone date in the CVR Agreement and that certain statements made by BMS or certain BMS officers in periodic SEC filings, earnings calls, press releases, and investor presentations between December 2019 and November 2020 were materially false or misleading for the same reason. Defendants have moved to dismiss the complaint.

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

OTHER LITIGATION

HIV Medication Antitrust Litigations
BMS and three other manufacturers of HIV medications are defendants in related lawsuits pending in the Northern District of California. The initial lawsuits, filed on behalf of indirect purchasers, alleged that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz®, violate antitrust laws. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remain. In October 2021, BMS entered a settlement agreement with the indirect purchasers. On May 6, 2022, the Court granted final approval of that settlement.

In September and October 2020, two purported class actions were also filed asserting similar claims on behalf of direct purchasers. In March 2021, the Court dismissed one of the direct purchaser cases and limited the claims of the remaining direct purchaser case to those arising in 2016 or later. However, the Court gave plaintiffs leave to amend their complaints, and one plaintiff filed an amended complaint on March 16, 2021. In March 2022, BMS entered into a settlement agreement with the direct purchasers (excluding the retailers discussed below). In June 2022, the Court granted preliminary approval of that settlement.

On September 22, 2021, two additional non-class action direct purchaser complaints were filed by a number of retail pharmacy and grocery store chains against BMS and two other manufacturers of HIV medications. These complaints make allegations similar to those raised in the other federal court cases and the New Mexico state court case described below. In January 2022, BMS entered into an agreement to settle the cases filed against it by the retail pharmacy and grocery store chains, and those cases were dismissed.

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

In December 2021, five additional non-class-action indirect purchaser cases were filed in the Northern District of California, and one additional non-class-action indirect purchaser case was filed in California state court naming BMS and two other manufacturers as defendants. These complaints make allegations similar to those in the other federal court cases. In February 2022, BMS reached a settlement agreement with one of the non-class-action indirect purchaser plaintiffs and that case has been dismissed. In April 2022, two additional indirect purchaser plaintiffs filed non-class suits against BMS and other defendants. In July 2022, BMS entered into a settlement agreement resolving these seven remaining indirect purchaser cases.

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

In March 2019, Humana filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint makes largely the same claims and allegations as were made in the Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In May 2019, Celgene filed a motion to dismiss Humana’s complaint. In April 2022, the Court issued an order denying Celgene’s motion to dismiss. That order addressed only Celgene’s argument that certain of Humana’s claims were barred by the statute of limitations. The Court’s order did not address Celgene’s other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS intend to file a renewed motion to dismiss. No trial date has been scheduled.

United HealthCare Services, Inc. (“UHS”), Blue Cross Blue Shield Association (“BCBSA”), BCBSM Inc., Health Care Service Corporation (“HCSC”), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation (“Cigna”), and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, “MSP”)) filed lawsuits making largely the same claims and allegations as were made in the class action litigation. Certain of the matters have made additional claims related to copay assistance and off-label marketing of Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey and will proceed as described above with respect to the Humana opt-out antitrust action filed in March 2019. No trial dates have been scheduled.

In May 2021, Molina sued Celgene and BMS in San Francisco Superior Court. Molina’s complaint makes largely the same claims and allegations as were made in the class action litigation. In July 2021, Celgene and BMS removed the action to the U.S. District Court for the Northern District of California, and in January 2022, that court granted Molina’s motion to remand to San Francisco Superior Court. In June 2022, the San Francisco Superior Court dismissed 63 of Molina’s claims and stayed the remaining 4 claims. No activity is expected in this case until disposition of the New Jersey actions.

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

As has been disclosed publicly, BeiGene initiated an arbitration proceeding against Celgene Logistics and BMS at the International Chamber of Commerce in June 2020, asserting various claims, including breach of contract under the LSA. In October 2021, Celgene Logistics delivered notice to BeiGene terminating the LSA with respect to Abraxane. A final hearing on the merits was held in June 2022, and the parties are currently engaged in post-hearing briefing.

MSK Contract Litigation
On April 1, 2022, Memorial Sloan Kettering Cancer Center and Eureka Therapeutics, Inc. (collectively, “Plaintiffs”) filed a complaint against BMS, Celgene and Juno (collectively, “Defendants”). In June 2022, Plaintiffs filed an amended complaint. Plaintiffs allege that Defendants breached a license agreement by allegedly failing to use commercially reasonable efforts to develop, manufacture, and commercialize a certain chimeric antigen receptor product and by failing to pay Plaintiffs a running royalty of at least 1.5% of worldwide sales of Abecma allegedly owed to Plaintiffs under the license agreement. Defendants disagree with plaintiffs' claims and filed a motion to dismiss the amended complaint in July 2022. No trial date has been scheduled.

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

CERCLA Matters
With respect to CERCLA matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $88 million at June 30, 2022, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

In 2022, we received 14 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including advancement in oncology through FDA approval of Opdualag, the first PD-1 inhibitor and LAG-3 blocking antibody combination. Additionally, in the U.S., EU and Japan, two Opdivo based regimens as first line treatments for unresectable advanced or metastatic ESCC were approved. We continue to advance and invest in our cell therapy portfolio through the approval of Abecma in Japan for the treatment of multiple myeloma, and approvals of Breyanzi for the second line and third line treatments of relapsed or refractory diffuse large B-cell lymphoma in the U.S. and EU, respectively. We continue the expansion of our manufacturing capabilities through the construction of new state-of-the-art cell therapy manufacturing facilities in Devens, Massachusetts and Leiden, Netherlands. We continue to expand our portfolio in immunology with an important opportunity for deucravacitinib, our TYK2 inhibitor, for the treatment of psoriasis and other diseases. Within cardiovascular, we broadened our New Product Portfolio with the FDA approval of Camzyos (mavacamten) in April 2022 for patients with symptomatic obstructive HCM.

Our revenues increased by 3% for the six months ended June 30, 2022 due to In-Line Products (primarily Eliquis and Opdivo) and New Product Portfolio (primarily Abecma, Opdualag and Reblozyl), partially offset by Recent LOE Products (primarily Revlimid) and foreign exchange. The $0.11 decrease in GAAP EPS primarily resulted from specified items, including equity investment and contingent consideration fair value adjustments, partially offset by lower impairment charges and higher divestiture gains in 2022. After adjusting for specified items, non-GAAP EPS increased $0.51 as a result of higher revenues, royalties and licensing income and lower weighted-average common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2022	2021	2022	2021
Total Revenues	$11,887	$11,703	$23,535	$22,776

Diluted Earnings Per Share
GAAP	$0.66	$0.47	$1.25	$1.36
Non-GAAP	1.93	1.63	3.89	3.38

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

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, Congress is currently considering a number of different proposals that would potentially: (i) allow the government to set or negotiate prices for prescription drugs, (ii) penalize manufacturers for price increases beyond inflationary measures, (iii) redesign the Part D benefit with new out of pocket limits for patients and new mandated discounts for manufacturers. The outcome of these Congressional actions is uncertain. Congress is also considering potential changes to U.S. income tax laws which would result in an increase to our income tax expense, including through increased taxation of our international operations. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the Organization for Economic Co-operation and Development to establish a global minimum tax. See risk factor on the Company’s risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” and “—Changes to tax regulations could negatively impact our earnings” in our 2021 Form 10-K.

In February 2022, the Russian Federation invaded Ukraine. As a result, the U.S. and many other countries have implemented extensive sanctions on the Russian Federation, with which BMS intends to fully comply. In June 2022, we transferred our commercial operations in the Russian Federation to a third-party distributor and incurred $39 million of exit costs. Our remaining net assets in the Russian Federation are not material. The Russian Federation and Ukraine represent less than 1% of our total revenues, net assets, workforce and clinical trials, and while the situation continues to evolve, as of now, we do not anticipate any significant negative impacts on our business. For a more complete discussion on the risks we encounter in our business, please refer to “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2022 as of July 27, 2022:

Product	Date	Approval

Breyanzi	June 2022	FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after one line of therapy.

Opdivo+Yervoy	May 2022	Japan's Ministry of Health, Labour and Welfare approval of Opdivo plus Yervoy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status.

Opdivo	May 2022
Japan's Ministry of Health, Labour and Welfare approval of Opdivo in combination with fluoropyrimidine- and platinum-containing chemotherapy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status.

Opdivo+Yervoy	May 2022	FDA approval of Opdivo plus Yervoy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status.

Opdivo	May 2022
FDA approval of Opdivo in combination with fluoropyrimidine- and platinum-containing chemotherapy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status.

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
EC approval of Opdivo for the adjuvant treatment of adults with muscle-invasive urothelial carcinoma with tumor cell PD-L1 expression > 1% who are at risk of recurrence after undergoing radical resection.

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

Refer to “—Product and Pipeline Developments” for the developments in our marketed products and late-stage pipeline since the start of the second quarter of 2022.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for information on significant divestitures, licensing and other arrangements in 2022.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in Millions	2022	2021	% Change	Foreign Exchange(b)	2022	2021	% Change	Foreign Exchange(b)
United States	$8,268	$7,388	12%	—	$15,962	$14,398	11%	—
International	3,427	4,124	(17)%	(9)%	7,154	8,023	(11)%	(8)%
Other(a)	192	191	1%	—	419	355	18%	—
Total	$11,887	$11,703	2%	(3)%	$23,535	$22,776	3%	(3)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the second quarter of 2022 and year-to-date increased due to Eliquis, our New Product Portfolio and Opdivo. Average U.S. net selling prices increased 4% year-to-date compared to the same period a year ago.

International

•International revenues for the second quarter of 2022 and year-to-date decreased due to lower demand of Revlimid as a result of generic erosion and foreign exchange impacts, partially offset by Eliquis, Opdivo and our New Product Portfolio. Average net selling prices decreased compared to the same period a year ago.

No single country outside the U.S. contributed more than 10% of total revenues during the six months ended June 30, 2022 and 2021. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
Gross product sales	$17,299	$16,782	3%	$33,949	$32,341	5%
GTN adjustments
Charge-backs and cash discounts	(1,750)	(1,720)	2%	(3,513)	(3,306)	6%
Medicaid and Medicare rebates	(2,624)	(2,139)	23%	(4,708)	(3,857)	22%
Other rebates, returns, discounts and adjustments	(1,440)	(1,518)	(5)%	(2,935)	(2,975)	(1)%
Total GTN adjustments	(5,814)	(5,377)	8%	(11,156)	(10,138)	10%
Net product sales	$11,485	$11,405	1%	$22,793	$22,203	3%

GTN adjustments percentage	34%	32%	2%	33%	31%	2%
U.S.	38%	38%	—	38%	37%	1%
Non-U.S.	16%	15%	1%	16%	16%	—

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $123 million and $197 million for the three and six months ended June 30, 2022 and $85 million and $302 million for the three and six months ended June 30, 2021, respectively. The reductions to provisions primarily related to Non-U.S. revisions in clawback amounts primarily driven by the VAT recoverable estimates in 2022 and Eliquis coverage gap discounts in 2021. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
In-Line Products
Eliquis	$3,235	$2,792	16%	6,446	$5,678	14%
U.S.	2,192	1,722	27%	4,339	3,645	19%
Non-U.S.	1,043	1,070	(3)%	2,107	2,033	4%

Opdivo	2,063	1,910	8%	3,986	3,630	10%
U.S.	1,205	1,076	12%	2,304	2,020	14%
Non-U.S.	858	834	3%	1,682	1,610	4%

Pomalyst/Imnovid	908	854	6%	1,734	1,627	7%
U.S.	616	567	9%	1,173	1,079	9%
Non-U.S.	292	287	2%	561	548	2%

Orencia	876	814	8%	1,668	1,572	6%
U.S.	654	593	10%	1,246	1,129	10%
Non-U.S.	222	221	—	422	443	(5)%

Sprycel	544	541	1%	1,027	1,011	2%
U.S.	372	325	14%	677	600	13%
Non-U.S.	172	216	(20)%	350	411	(15)%

Yervoy	525	510	3%	1,040	966	8%
U.S.	326	328	(1)%	637	622	2%
Non-U.S.	199	182	9%	403	344	17%

Empliciti	77	86	(10)%	152	171	(11)%
U.S.	47	51	(8)%	94	102	(8)%
Non-U.S.	30	35	(14)%	58	69	(16)%

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
Mature and other products	435	473	(8)%	897	979	(8)%
U.S.	147	130	13%	280	282	(1)%
Non-U.S.	288	343	(16)%	617	697	(11)%

New Product Portfolio
Reblozyl	172	128	34%	328	240	37%
U.S.	144	110	31%	278	208	34%
Non-U.S.	28	18	56%	50	32	56%

Abecma	89	24	**	156	24	37%
U.S.	72	24	**	128	24	**
Non-U.S.	17	—	N/A	28	—	N/A

Zeposia	66	28	**	102	46	**
U.S.	48	20	**	69	33	**
Non-U.S.	18	8	**	33	13	**

Breyanzi	39	17	**	83	17	**
U.S.	33	17	94%	74	17	**
Non-U.S.	6	—	N/A	9	—	N/A

Inrebic	23	16	44%	41	32	28%
U.S.	20	15	33%	35	30	17%
Non-U.S.	3	1	**	6	2	**

Onureg	32	12	**	55	27	**
U.S.	25	12	**	44	26	69%
Non-U.S.	7	—	N/A	11	1	**

Opdualag	58	—	N/A	64	—	N/A
U.S.	58	—	N/A	64	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Camzyos	3	—	N/A	3	—	N/A
U.S.	3	—	N/A	3	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Recent LOE Products(a)
Revlimid	2,501	3,202	(22)%	5,298	6,146	(14)%
U.S.	2,130	2,164	(2)%	4,168	4,122	1%
Non-U.S.	371	1,038	(64)%	1,130	2,024	(44)%

Abraxane	241	296	(19)%	455	610	(25)%
U.S.	176	234	(25)%	349	459	(24)%
Non-U.S.	65	62	5%	106	151	(30)%

Total Revenues	11,887	11,703	2%	23,535	22,776	3%
U.S.	8,268	7,388	12%	15,962	14,398	11%
Non-U.S.	3,619	4,315	(16)%	7,573	8,378	(10)%
** Change in excess of 100%.
(a)    Recent LOE Products includes products with significant decline in revenue from a prior reporting period as a result of a loss of exclusivity.

Eliquis (apixaban) — an oral Factor Xa inhibitor, indicated for the reduction in risk of stroke/systemic embolism in NVAF and for the treatment of DVT/PE and reduction in risk of recurrence following initial therapy.

•U.S. revenues increased 27% in the second quarter of 2022 and 19% year-to-date due to higher average net selling prices, including favorable GTN adjustments, and higher demand. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters which is expected to result in lower revenues during the second half of the year.

•International revenues decreased 3% in the second quarter of 2022 due to foreign exchange impacts of 12%, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 9%.

International revenues increased 4% year-to-date due to higher demand, partially offset by foreign exchange impacts of 9% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 13%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, generic manufacturers have begun marketing generic versions of Eliquis in the UK and Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property” for further information.

Opdivo (nivolumab) — a fully human monoclonal antibody that binds to the PD-1 on T and NKT cells that has been approved for several anti-cancer indications including bladder, blood, CRC, head and neck, RCC, HCC, lung, melanoma, MPM, stomach and esophageal cancer. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and various gastric and esophageal cancers. There are several ongoing potentially registrational studies for Opdivo across other tumor types and disease areas, in monotherapy and in combination with Yervoy and various anti-cancer agents.

•U.S. revenues increased 12% in the second quarter of 2022 and 14% year-to-date due to higher demand across multiple indications including the Opdivo+Yervoy combinations for NSCLC, Opdivo+Cabometyx* combination for kidney cancer, bladder and various gastric and esophageal cancers, partially offset by declining second-line eligibility across tumor indications and increased competition.

•International revenues increased 3% in the second quarter of 2022 and 4% year-to-date due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 10% and 9%, respectively. Excluding foreign exchange impacts, revenues increased 13% in both periods.

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

•U.S. revenues increased 9% in both the second quarter of 2022 and year-to-date due to higher average net selling prices and higher demand.

•International revenues increased 2% in both the second quarter of 2022 and year-to-date due to higher demand, partially offset by foreign exchange impacts of 9% and 8%, respectively, and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 11% and 10%, respectively.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 10% in both the second quarter of 2022 and year-to-date due to higher demand.

•International revenues remained consistent in the second quarter of 2022 due to higher demand, offset by foreign exchange impacts of 12%. Excluding foreign exchange impacts, revenues increased by 12%.

International revenues decreased 5% year-to-date due to foreign exchange impacts of 9%, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 4%.

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

•U.S. revenues increased 14% in the second quarter of 2022 and 13% year-to-date due to higher average net selling prices and higher demand.
•International revenues decreased 20% in the second quarter of 2022 and 15% year-to-date due to foreign exchange impacts of 10% and 9%, respectively and lower demand as a result of generic erosion. Excluding foreign exchange impacts, revenues decreased by 10% and 6%, respectively.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

•U.S. revenues remained consistent in the second quarter of 2022 due to lower demand offset by higher average net selling prices.

U.S. revenues increased 2% year-to-date due to higher average net selling prices and higher demand primarily from the Opdivo+Yervoy combination for NSCLC.

•International revenues increased 9% in the second quarter of 2022 and 17% year-to-date due to higher demand as a result of additional indication launches and core indications, partially offset by lower average net selling prices and foreign exchange impacts of 12% and 10%, respectively. Excluding foreign exchange impacts, revenues increased by 21% and 27%, respectively.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products, royalty revenue and mature products.

•International revenues decreased 16% in the second quarter of 2022 and 11% year-to-date primarily due to continued generic erosion and foreign exchange impacts of 6% and 2%, respectively. Excluding foreign exchange impacts, revenues decreased by 10% and 9%, respectively.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

•U.S. revenues increased 31% in the second quarter of 2022 and 34% year-to-date due to higher demand.

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

Breyanzi (lisocabtagene maraleucel) — is a CD19-directed genetically modified autologous CAR T cell therapy indicated for the treatment of adult patients with certain types of relapsed or refractory large B-cell lymphoma after one or more lines of systemic therapy. Breyanzi was launched in April 2021.

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

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms. Camzyos was launched in April 2022.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues decreased 2% in the second quarter of 2022 and increased 1% year-to-date. The increase in revenues year-to-date was due to higher demand in the first quarter of 2022 and higher average net selling prices, partially offset by lower demand in the second quarter of 2022 due to generic erosion. As a result of the availability of generic lenalidomide beginning in March 2022, we expect a material decline in revenue during the second half of 2022.

•International revenues decreased 64% in the second quarter of 2022 and 44% year-to-date due to generic erosion across several European countries and Canada, lower average net selling prices and foreign exchange impacts of 3% and 4%, respectively. Excluding foreign exchange impacts, revenues decreased by 61% and 40%, respectively.

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

•U.S. revenues decreased 25% in the second quarter of 2022 and 24% year-to-date due to the entry of authorized generics and lower demand. Year-to-date was also impacted by manufacturing delays in the first quarter of 2022. Revenues in the second quarter of 2022 include product supply sales and profit sharing fees resulting from authorized generic arrangements.

•International revenues increased 5% in the second quarter of 2022 due to higher demand as the manufacturing delays experienced in the prior year were substantially resolved, partially offset by foreign exchange impacts of 8%. Excluding foreign exchange impacts, revenues increased by 13%.

•International revenues decreased 30% year-to-date due to generic erosion, lower demand as a result of manufacturing delays and foreign exchange impacts of 5%. Excluding foreign exchange impacts, revenues decreased by 25%. During the first quarter of 2022, the manufacturing delays experienced in the U.S. and International were substantially resolved.

•In the U.S. and EU, generics have entered the market. In Japan, the estimated minimum market exclusivity date is 2023 based on a method of use patent. Global revenues for Abraxane are expected to decline by approximately 25% to 30% in 2022.

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

Camzyos had 5.1 months of inventory on hand at June 30, 2022 in the U.S to support the product launch. The inventory is expected to be worked down as demand increases post launch.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 77% of total gross sales of U.S. products for the six months ended June 30, 2022. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

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

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended June 30, 2022 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
Cost of products sold(a)	$2,720	$2,452	11%	$5,191	$5,293	(2)%
Marketing, selling and administrative	1,787	1,882	(5)%	3,618	3,548	2%
Research and development	2,321	2,478	(6)%	4,581	4,697	(2)%
Acquired IPRD	400	793	(50)%	733	799	(8)%
Amortization of acquired intangible assets	2,417	2,547	(5)%	4,834	5,060	(4)%
Other (income)/expense, net	284	(2)	**	933	(704)	**
Total Expenses	$9,929	$10,150	(2)%	$19,890	$18,693	6%
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $268 million in the second quarter of 2022, primarily due to higher profit sharing due to Eliquis revenue growth ($228 million), and an impairment charge resulting from the divestiture of a manufacturing site ($43 million), partially offset by foreign exchange and related hedging settlements.

Cost of products sold decreased by $102 million year-to-date, primarily due to the impairment of Inrebic EU regulatory approval milestones ($315 million) in 2021, foreign exchange and related hedging settlements, partially offset by higher profit sharing due to Eliquis revenue growth ($378 million).

Marketing, Selling and Administrative

Marketing, selling and administrative expenses decreased $95 million in the second quarter of 2022 primarily due to foreign exchange.

Marketing, selling and administrative expenses increased $70 million year-to-date, primarily due to expenses to support new product launches, partially offset by foreign exchange.

Research and Development

Research and development expense decreased by $157 million in the second quarter of 2022 and $116 million year-to-date, primarily due to a $230 million IPRD impairment charge resulting from the decision to discontinue further development of an investigational compound in the second quarter 2021, partially offset by higher costs associated with the overall portfolio, and the unwinding of inventory purchase price adjustments for clinical use during the first six months of 2022 ($108 million).

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Mavacamten royalty extinguishment	$295	$—	$295	$—
Dragonfly milestone	—	—	175	—
Immatics upfront license fee	—	—	150	—
BridgeBio upfront license fee	90	—	90	—
Eisai upfront collaboration fee	—	650	—	650
Prothena opt-in license fee	—	80	—	80
Other	15	63	23	69
Acquired IPRD charges	$400	$793	$733	$799
Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $130 million in the second quarter of 2022 and $226 million year-to-date, due to a longer than previously expected market exclusivity period for Pomalyst.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $286 million in the second quarter of 2022 and $1.6 billion year-to-date, primarily due to equity investments, contingent value rights and other items discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Interest expense	$313	$330	$639	$683
Royalties and licensing income	(508)	(405)	(985)	(772)
Equity investment losses/(gains)	308	(148)	952	(749)
Integration expenses	124	152	229	293
Contingent consideration	—	—	1	(510)
(Gain)/Loss on debt redemption	(9)	—	266	281
Provision for restructuring	20	78	43	123
Litigation and other settlements	25	44	(12)	36
Investment income	(27)	(12)	(37)	(21)
Divestiture gains	—	(11)	(211)	(11)
Other	38	(30)	48	(57)
Other (income)/expense, net	$284	$(2)	$933	$(704)

•Royalties and licensing income includes diabetes business royalties, Keytruda* royalties, Tecentriq* royalties, upfront licensing fees and milestones for products that have not obtained commercial approval. Refer to “Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
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
•(Gain)/Loss on debt redemption resulted from the early redemption of long-term debt of $849 million in the second quarter of 2022, $5.2 billion in the first quarter of 2022 and $3.5 billion in the first quarter of 2021.
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
•Divestiture gains resulted from the divestiture of product rights for several mature products in the first quarter of 2022.
•Other includes exit costs of $39 million resulting from the transition of our commercial operations in the Russian Federation to a third-party distributor during the second quarter of 2022 and transition and other service fees in 2021.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Earnings Before Income Taxes	$1,958	$1,553	$3,645	$4,083
Provision for Income Taxes	529	492	933	993
Effective Tax Rate	27.0%	31.7%	25.6%	24.3%

Impact of Specified Items	10.0%	14.1%	9.2%	7.1%
Effective Tax Rate Excluding Specified Items	17.0%	17.6%	16.4%	17.2%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization and contingent value rights fair value adjustments that were not taxable in 2021. The 0.8% decrease in the year-to-date effective tax rate excluding specified items during 2022 was due to jurisdictional earnings mix including income taxes attributed to Acquired IPRD charges. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.

Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from accelerated vesting of Celgene awards and certain retention-related employee compensation charges related to the Celgene transaction, (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments) and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on July 27, 2022 and are incorporated herein by reference.

Beginning with the first quarter of 2022, significant R&D charges or other income resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights are no longer excluded from our non-GAAP financial measures. We are making these changes to our presentation of non-GAAP financial measures following comments from and discussions with the SEC. For purposes of comparability, the non-GAAP financial measures for the three and six months ended June 30, 2021 have been updated to reflect this change.

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

Specified items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions	2022	2021	2022	2021
Inventory purchase price accounting adjustments	$102	$88	$154	$167
Intangible asset impairment	—	—	—	315
Site exit and other costs	43	1	43	24
Cost of products sold	145	89	197	506

Employee compensation charges	—	1	—	1
Site exit and other costs	4	—	6	(1)
Marketing, selling and administrative	4	1	6	—

IPRD impairments	—	230	40	230
Inventory purchase price accounting adjustments	21	—	108	—
Employee compensation charges	—	—	—	1
Research and development	21	230	148	231

Amortization of acquired intangible assets	2,417	2,547	4,834	5,060

Interest expense(a)	(21)	(28)	(48)	(62)
Equity investment losses/(gains)	307	(154)	950	(762)
Integration expenses	124	152	229	293
Contingent consideration	—	—	—	(510)
(Gain)/Loss on debt redemption	(9)	—	266	281
Provision for restructuring	20	78	43	123
Litigation and other settlements	—	—	(40)	—
Divestiture gains	—	(11)	(211)	(11)
Other	42	—	42	—
Other (income)/expense, net	463	37	1,231	(648)

Increase to pretax income	3,050	2,904	6,416	5,149

Income taxes on items above	(321)	(292)	(719)	(595)

Increase to net earnings	$2,729	$2,612	$5,697	$4,554
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Millions, except per share data	2022	2021	2022	2021
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$1,421	$1,055	$2,699	$3,076
Specified Items	2,729	2,612	5,697	4,554
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$4,150	$3,667	$8,396	$7,630

Weighted-Average Common Shares Outstanding – Diluted	2,149	2,252	2,157	2,258

Diluted Earnings Per Share Attributable to BMS – GAAP	$0.66	$0.47	$1.25	$1.36
Diluted EPS Attributable to Specified Items	1.27	1.16	2.64	2.02
Diluted EPS Attributable to BMS – Non-GAAP	$1.93	$1.63	$3.89	$3.38

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,750	$13,979
Marketable debt securities – current	2,478	2,987
Total cash, cash equivalents and marketable debt securities	13,228	16,966
Short-term debt obligations	(4,953)	(4,948)
Long-term debt	(37,107)	(39,605)
Net debt position	$(28,832)	$(27,587)

We regularly assess our anticipated working capital needs, debt and leverage levels, debt maturities, capital expenditure requirements, dividend payouts, potential share repurchases and future investments or acquisitions in order to maximize shareholder return, efficiently finance our ongoing operations and maintain flexibility for future strategic transactions. We also regularly evaluate our capital structure to ensure financial risks, adequate liquidity access and lower cost of capital are efficiently managed, which may lead to the issuance of additional debt securities, the repurchase of debt securities prior to maturity or the issuance or repurchase of common stock. Under the Tax Cuts and Jobs Act of 2017, research and development costs are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. Absent a change in law, we estimate our U.S. income tax payments will increase by nearly $2.0 billion as compared to 2021.

We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities of approximately $13.4 billion through 2026, as well as any debt repurchases through redemptions or tender offers. During the six months ended June 30, 2022, our net debt position increased by $1.2 billion due to common stock repurchases and dividends of $7.3 billion, partially offset by cash from operating activities of $6.1 billion.

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authorization under the program was $15.2 billion as of December 31, 2021. During the first quarter of 2022, we executed ASR agreements to repurchase an aggregate $5.0 billion of common stock. The remaining share repurchase capacity under the share repurchase program was approximately $10.2 billion as of June 30, 2022. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $2.3 billion during the six months ended June 30, 2022. Dividend per common share of $0.54 was declared during each of the first and second quarters of 2022. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $970 million in 2021 and are expected to be approximately $1.2 billion in 2022 and 2023 in each year. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

During the six months ended June 30, 2022, we purchased an aggregate principal amount of $6.0 billion of certain of our debt securities for $6.6 billion of cash in tender offers and “make whole” redemptions. In connection with these transactions, a net $266 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

During the six months ended June 30, 2022, we issued an aggregate principal amount of $6.0 billion of debt with net proceeds of $5.9 billion. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further information.

At December 31, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively.

In January 2022, we entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022. No borrowings were outstanding under revolving credit facilities at June 30, 2022 or December 31, 2021.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of June 30, 2022.

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

In June 2022, we entered into a definitive merger agreement to acquire Turning Point, a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the most common mutations associated with oncogenesis. We commenced a tender offer in June 2022, which was extended through August 15, 2022, to acquire all of the issued and outstanding shares of Turning Point's common stock for $76.00 per share in an all-cash transaction for a total consideration of $4.1 billion, including cash settlements of equity stock awards. We expect to finance the acquisition with cash on hand. Refer to “Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.

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

Cash Flows

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
Dollars in Millions	2022	2021
Cash flow provided by/(used in):
Operating activities	$6,073	$6,884
Investing activities	(194)	37
Financing activities	(9,173)	(10,477)

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

The $811 million change in cash provided by operating activities compared to 2021 was driven by higher tax payments primarily related to research and development expenses that are capitalized and amortized for tax purposes ($900 million), partially offset by cash collections and timing of payments in the ordinary course of business.

Investing Activities

Cash requirements from investing activities include cash used for acquisitions, manufacturing and facility-related capital expenditures and purchases of marketable securities with original maturities greater than 90 days at the time of purchase, proceeds from business divestitures (including royalties), the sale and maturity of marketable securities, sale of equity investments, as well as upfront and contingent milestones from licensing arrangements.

The $231 million change in cash used in investing activities compared to 2021 was primarily due to lower proceeds from the sale of equity investments ($660 million) and higher Acquired IPRD payments ($410 million) in 2022, partially offset by changes in the amount of marketable debt securities held ($870 million).

Financing Activities

Cash requirements from financing activities include cash used to pay dividends, repurchase common stock and repay long-term debt and other borrowings reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

The $1.3 billion change in cash used in financing activities compared to 2021 was primarily due to changes in the amount of debt securities ($3.1 billion), partially offset by higher repurchases of common stock ($2.0 billion).

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the second quarter of 2022:

Product	Indication	Date	Developments

Opdivo	Bladder	April 2022
Announced EC approval of Opdivo for the adjuvant treatment of adults with muscle-invasive urothelial carcinoma with tumor cell PD-LI expression > 1% who are at risk of recurrence after undergoing radical resection. The approval is based on results from the Phase III CheckMate -274 trial.

	Esophageal	May 2022
Ono, our alliance partner for Opdivo in Japan, announced that Japan's Ministry of Health, Labour and Welfare approved Opdivo in combination with fluoropyrimidine- and platinum- containing chemotherapy for the first-line treatment for adult patients with previously untreated unresectable advanced or metastatic ESCC with PD-L1 expression > 1%, as well as in the all-randomized population percentage. The approval is based on the Phase III CheckMate -648 trial. (ONO-4538-50/CA209648).

May 2022
Announced FDA approval of Opdivo in combination with fluoropyrimidine- and platinum- containing chemotherapy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status. The approval is based on the Phase III CheckMate -648 trial.

April 2022
Announced EC approval of Opdivo in combination with fluoropyrimidine- and platinum-based chemotherapy for the first-line treatment of adult patients with unresectable advanced, recurrent, or metastatic ESCC with PD-L1 expression > 1%. The approval is based on results from the Phase III CheckMate -648 trial.

	NSCLC	April 2022
Ono, our alliance partner for Opdivo in Japan, announced that the companies have submitted the supplemental Japanese New Drug Application to Pharmaceuticals and Medical Devices Agency for Opdivo to expand its use as a neoadjuvant treatment of resectable NSCLC in combination with chemotherapy for a partial change in approved items of the manufacturing and marketing approval in Japan. The application is based on the Phase III CheckMate -816 study.

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

Product	Indication	Date	Developments

Opdivo + Yervoy	NSCLC	June 2022
Announced five-year follow up results from Part I of the Phase III CheckMate -227 trial demonstrating long-term, durable survival outcomes with Opdivo plus Yervoy in first-line treatment of patients with metastatic NSCLC regardless of PD-L1 expression levels. In the primary endpoint population, the combination nearly doubled overall survival rate compared to chemotherapy.

June 2022
Announced three-year follow up results from the Phase III CheckMate -9LA trial demonstrating long-term, durable survival benefits with Opdivo plus Yervoy with two cycles of chemotherapy compared to four cycles of chemotherapy in patients with previously untreated metastatic NSCLC regardless of PD-L1 expression and histology.

	Bladder	May 2022
Announced that results from Phase III CheckMate -901 trial, comparing Opdivo plus Yervoy to standard-of-care chemotherapy as a first-line treatment for patients with untreated unresectable or metastatic urothelial carcinoma, who are ineligible for cisplatin baseed chemotherapy, did not meet the primary endpoint of overall survival in patients whose tumor cells express PD-L1 > 1% at final analysis.

	Esophageal	May 2022
Ono, our alliance partner for Opdivo in Japan, announced that Japan's Ministry of Health, Labour and Welfare approved Opdivo in combination with fluoropyrimidine- and platinum- containing chemotherapy for the first-line treatment for adult patients with previously untreated unresectable advanced or metastatic ESCC with PD-L1 expression ≥1%, as well as in the all-randomized population. The approval is based on the Phase III CheckMate -648 trial.

May 2022
Announced FDA approval of Opdivo plus Yervoy as a first-line treatment for adult patients with unresectable advanced or metastatic ESCC regardless of PD-L1 status. The approval is based on the Phase III CheckMate -648 trial.

April 2022
Announced EC approval of Opdivo plus Yervoy for the first-line treatment of adult patients with unresectable advanced, recurrent or metastatic ESCC with tumor cell PD-L1 expression > 1%. The approval is based on results from the Phase III CheckMate -648 trial.

Opdualag	Melanoma	July 2022
Announced that CHMP recommended approval for LAG-3-blocking antibody combination Opdualag (nivolumab and relatlimab) for first-line treatment of advanced melanoma patients with tumor cell PD-L1 expression < 1%. The approval recommendation is based on data from the Phase II/III RELATIVITY-047 trial.

Orencia	COVID-19	June 2022
Announced that initial results from the Phase III Accelerating COVID-19 Therapeutic Interventions and Vaccines (ACTIV-1) immune modulators clinical trial sponsored by the National Institutes of Health showed a strong, but not statistically significant improvement in the primary endpoint of time to recovery as measured by day of hospital discharge. Analyses of the secondary endpoints, including mortality and clinical status, demonstrated Orencia reduced participants' risk of death and improved their clinical status at 28 days after entering the study when compared with placebo.

Reblozyl	Beta Thalassemia	June 2022
Announced the withdrawal of the sBLA for Reblozyl for the treatment of anemia in adults with non-transfusion dependent beta thalassemia. We could not appropriately address the FDA's questions about the benefit-risk profile of Reblozyl in this patient population based on the current dataset from the Phase II BEYOND trial.

Zeposia	MS	June 2022
Announced post-hoc analyses from the Zeposia Phase III DAYBREAK open-label extension and Phase III SUNBEAM trials, showing that the majority of patients receiving Zeposia for multiple sclerosis reported improved or preserved cognitive function, with the greatest improvement seen when used early in the disease when thalamic volume remains high.

	COVID-19	June 2022
Announced new data on COVID-19 vaccine responses in participants treated with Zeposia from the Phase III DAYBREAK open-label extension study in relapsing MS. For participants who showed no evidence of recent COVID-19 infection, results showed seroconversion occurred in 100% (80/80) and 62% (18/29) of fully vaccinated mRNA and non-mRNA vaccine recipients, respectively.

Product	Indication	Date	Developments

Breyanzi	Lymphoma	June 2022
Announced FDA approval of Breyanzi for the second-line treatment of adult patients with large B-cell lymphoma, including diffuse large B-cell lymphoma not otherwise specified high-grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B who have: refractory disease to first line chemoimmunotherapy or relapsed within 12 months of first-line chemoimmunotherapy; or refractory disease to first-line chemoimmunotherapy or relapse after first-line chemoimmunotherapy and are not eligible for hematopoietic stem cell transplant due to comorbidities or age. The approval is based on results from the Phase II PILOT and Phase III TRANSFORM trials.

June 2022
Announced that the EMA validated its Type II Variation application for extension of the indication for Breyanzi in second-line treatment of adult patients with diffuse large B-cell lymphoma, high grade B-cell lymphoma, primary mediastinal large B-cell lymphoma and follicular lymphoma grade 3B, who are refractory or have relapsed within 12 months of initial therapy and are candidates for haematopoietic stem cell transplant. The application is based on the Phase III TRANSFORM study.

May 2022
Announced results from the primary analysis of PILOT, a multicenter, Phase II study evaluating Breyanzi in adults with refractory or relapsed large B-cell lymphoma after first-line therapy who were not deemed candidates for high-dose chemotherapy and hematopoietic stem cell transplant. With a median follow-up of 12.3 months, the majority of patients treated with Breyanzi saw a reduction in disease, with 80% of patients responding to treatment and 54% of patients achieving a complete response.

April 2022
Announced EC approval of Breyanzi for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma, primary mediastinal large B-cell lymphoma, and follicular lymphoma grade 3B after two or more lines of systemic therapy. The approval is based on results from the TRANSCEND WORLD and TRANSCEND NHL 001 trials.

Camzyos (mavacamten)	Obstructive HCM	April 2022
Announced FDA approval of Camzyos (mavacamten) for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms. The approval is based on results from the Phase III EXPLORER-HCM trial.

April 2022
Announced that Phase III VALOR-HCM trial met its primary and secondary endpoints, significantly reducing the need for septal reduction therapy (SRT) in patients with severely symptomatic obstructive HCM who had been appropriate for SRT per the 2011 American College of Cardiology/American Heart Association Guidelines at baseline, after 16 weeks of treatment with mavacamten.

April 2022
Announced that interim results from the EXPLORER-LTE cohort of the MAVA-LTE trial in patients with symptomatic obstructive HCM showed sustained improvements in cardiovascular function and patient symptoms at 48 and 84-weeks, no new safety signals were observed.

deucravacitinib	SLE	June 2022
Announced results from the Phase II PAISLEY trial that showed statistically significant efficacy at the primary endpoint of SLE Responder Index-4 responses at week 32 among patients with moderate to severe SLE who were treated with deucravacitinib versus placebo. Secondary endpoints demonstrated clinically meaningful improvements at Week 48. The safety profile of deucravacitinib was consistent with previously reported studies in patients with psoriasis and psoriatic arthritis with no new safety signals observed. Data demonstrated favorable risk-benefit profile supportive of progressing into Phase III.

	Plaque Psoriasis	May 2022
Announced two-year results from the POETYK PSO long-term extension trial demonstrating durable efficacy and a consistent safety profile with deucravacitinib treatment in adult patients with moderate to severe plaque psoriasis. Clinical efficacy was maintained through up to two years of deucravacitinib treatment.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2022. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy, our ability to realize the projected benefits of our acquisitions of Celgene and MyoKardia, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug costs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2021 Form 10-K, particularly under the section “Item 1A. Risk Factors,” and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2021 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
April 1 to 30, 2022	68,474	$73.84	—	$10,169
May 1 to 31, 2022(c)	2,038,743		1,987,135	10,169
June 1 to 30, 2022	47,405	75.27	—	10,169
Three months ended June 30, 2022	2,154,622		1,987,135
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program. Shares surrendered for tax withholding included 68,474 in April, 51,608 in May and 47,405 in June with average prices of $73.84, $76.05 and $75.27, respectively.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. The Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock in October 2016 and further increased its authorization for the repurchase of our common stock by approximately $7.0 billion in November 2019 and $5.0 billion in February 2020. In January and December 2021, the Board of Directors approved an increase of $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization for our common stock. The remaining share repurchase capacity under the program is approximately $10.2 billion as of June 30, 2022. Refer to “Item 1. Financial Statements-Note 15. Equity” for information on the share repurchase program.
(c)During the first quarter of 2022, BMS entered into accelerated share repurchase (“ASR”) agreements to repurchase an aggregate $5.0 billion of common stock. Approximately 65 million shares of common stock (85% of the $5.0 billion aggregate purchase price calculated on the basis of a price of $65.89 per share, the closing share price of the Company's common stock on February 8, 2022) were received by BMS and included in treasury stock. During the three months ended June 30, 2022, the first tranche of the ASR was settled and approximately 2 million shares of common stock were received by BMS and transferred to treasury stock. The total number of shares to be repurchased under the ASR agreements, and the average price paid per share, will be determined at the settlement of the ASR agreements and will be based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021	Lilly	Eli Lilly and Company
AML	acute myeloid leukemia	LOE	loss of exclusivity
Amylin	Amylin Pharmaceuticals, Inc.	MAA	marketing authorization application
aNDA	abbreviated new drug application	MDL	multi-district litigation
AstraZeneca	AstraZeneca PLC	MDS	myelodysplastic syndromes
BLA	biologics license application	MPM	malignant pleural mesothelioma
BridgeBio	BridgeBio Pharma Inc.	MS	Multiple Sceloris
CAR T	chimeric antigen receptor T-cell	MyoKardia	MyoKardia, Inc.
Celgene	Celgene Corporation	NDA	new drug application
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NKT	natural killer T cells
CHMP	Committee for Medicinal Products for Human Use	NSCLC	non-small cell lung cancer
CML	chronic myeloid leukemia	NVAF	non-valvular atrial fibrillation
CRC	Colorectal carcinoma	OTC	over-the-counter
CVR	contingent value rights	Otsuka	Otsuka Pharmaceutical Co., Ltd.
EC	European Commission	PD-1	programmed cell death protein 1
Eisai	Eisai Co., Ltd.	PD-L1	programmed death-ligand 1
EMA	European Medicines Agency	Pfizer	Pfizer, Inc.
EPS	earnings per share	PsA	psoriatic arthritis
ESCC	esophageal squamous cell carcinoma	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
EU	European Union	R&D	research and development
FASB	Financial Accounting Standards Board	RA	rheumatoid arthritis
FDA	U.S. Food and Drug Administration	RBC	red blood cell
GAAP	U.S. generally accepted accounting principles	RCC	renal cell carcinoma
GTN	gross-to-net	REMS	risk evaluation and mitigation strategy
HCC	hepatocellular carcinoma	Sanofi	Sanofi S.A.
HCM	hypertrophic cardiomyopathy	sBLA	supplemental Biologics License Application
HIV	human immunodeficiency viruses	SEC	Securities and Exchange Commission
IO	immuno-oncology	SLE	Systemic Lupus Erythematosus
IPRD	in-process research and development	Turning Point	Turning Point Therapeutics, Inc.
IRS	Internal Revenue Service	UC	ulcerative colitis
JIA	juvenile idiopathic arthritis	U.S.	United States
Juno	Juno Therapeutics, Inc.	UK	United Kingdom
LIBOR	London Interbank Offered Rate	VAT	value added tax

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	July 27, 2022	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	July 27, 2022	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer