Form 10-Q
period 2022-09-30
BRISTOL MYERS SQUIBB CO
filed 2022-10-26
CIK 14272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
At October 14, 2022, there were 2,126,160,347 shares outstanding of the Registrant’s $0.10 par value common stock.

BRISTOL-MYERS SQUIBB COMPANY
INDEX TO FORM 10-Q
September 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
Dollars in Millions, Except Per Share Data
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS	2022	2021	2022	2021
Net product sales	$10,813	$11,243	$33,606	$33,446
Alliance and other revenues	405	381	1,147	954
Total Revenues	11,218	11,624	34,753	34,400

Cost of products sold(a)	2,353	2,291	7,544	7,584
Marketing, selling and administrative	1,930	1,788	5,548	5,336
Research and development	2,418	2,980	6,999	7,677
Acquired IPRD	30	271	763	1,070
Amortization of acquired intangible assets	2,418	2,546	7,252	7,606
Other (income)/expense, net	(140)	(409)	793	(1,113)
Total Expenses	9,009	9,467	28,899	28,160

Earnings Before Income Taxes	2,209	2,157	5,854	6,240
Provision for Income Taxes	601	605	1,534	1,598
Net Earnings	1,608	1,552	4,320	4,642
Noncontrolling Interest	2	6	15	20
Net Earnings Attributable to BMS	$1,606	$1,546	$4,305	$4,622

Earnings per Common Share:
Basic	$0.75	$0.70	$2.01	$2.08
Diluted	0.75	0.69	2.00	2.05
(a)    Excludes amortization of acquired intangible assets.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in Millions
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
COMPREHENSIVE INCOME	2022	2021	2022	2021
Net Earnings	$1,608	$1,552	$4,320	$4,642
Other Comprehensive Income, net of taxes and reclassifications to earnings:
Derivatives qualifying as cash flow hedges	286	113	618	399
Pension and postretirement benefits	18	7	64	45
Marketable debt securities	—	(3)	(2)	(7)
Foreign currency translation	(153)	(23)	(253)	(22)
Total Other Comprehensive Income	151	94	427	415

Comprehensive Income	1,759	1,646	4,747	5,057
Comprehensive Income Attributable to Noncontrolling Interest	2	6	15	20
Comprehensive Income Attributable to BMS	$1,757	$1,640	$4,732	$5,037
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(UNAUDITED)

ASSETS	September 30, 2022	December 31, 2021
Current Assets:
Cash and cash equivalents	$7,734	$13,979
Marketable debt securities	1,293	2,987
Receivables	9,613	9,369
Inventories	2,074	2,095
Other current assets	6,082	4,832
Total Current Assets	26,796	33,262
Property, plant and equipment	6,035	6,049
Goodwill	21,112	20,502
Other intangible assets	38,179	42,527
Deferred income taxes	1,329	1,439
Other non-current assets	4,745	5,535
Total Assets	$98,196	$109,314

LIABILITIES
Current Liabilities:
Short-term debt obligations	$2,132	$4,948
Accounts payable	2,595	2,949
Other current liabilities	14,203	13,971
Total Current Liabilities	18,930	21,868
Deferred income taxes	2,881	4,501
Long-term debt	36,966	39,605
Other non-current liabilities	6,685	7,334
Total Liabilities	65,462	73,308

Commitments and contingencies

EQUITY
Bristol-Myers Squibb Company Shareholders’ Equity:
Preferred stock	—	—
Common stock	292	292
Capital in excess of par value of stock	44,956	44,361
Accumulated other comprehensive loss	(841)	(1,268)
Retained earnings	24,675	23,820
Less cost of treasury stock	(36,411)	(31,259)
Total Bristol-Myers Squibb Company Shareholders’ Equity	32,671	35,946
Noncontrolling interest	63	60
Total Equity	32,734	36,006
Total Liabilities and Equity	$98,196	$109,314
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOL-MYERS SQUIBB COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net earnings	$4,320	$4,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, net	7,755	8,107
Deferred income taxes	(2,114)	(127)
Stock-based compensation	338	450
Impairment charges	144	1,192
Divestiture gains and royalties	(820)	(462)
Acquired IPRD	763	1,070
Equity investment losses/(income)	966	(1,214)
Contingent consideration fair value adjustments	1	(510)
Other adjustments	178	204
Changes in operating assets and liabilities:
Receivables	(557)	(886)
Inventories	(28)	141
Accounts payable	(296)	19
Rebates and discounts	730	902
Income taxes payable	(310)	(841)
Other	(1,310)	(537)
Net Cash Provided by Operating Activities	9,760	12,150
Cash Flows From Investing Activities:
Sale and maturities of marketable debt securities	5,205	2,952
Purchase of marketable debt securities	(3,566)	(3,408)
Proceeds from sales of equity investment securities	213	1,058
Capital expenditures	(772)	(653)
Divestiture and other proceeds	815	570
Acquisition and other payments, net of cash acquired	(4,170)	(1,458)
Net Cash Used in Investing Activities	(2,275)	(939)
Cash Flows From Financing Activities:
Short-term debt obligations, net	58	(46)
Issuance of long-term debt	5,926	—
Repayment of long-term debt	(11,431)	(6,022)
Repurchase of common stock	(5,585)	(3,536)
Dividends	(3,489)	(3,297)
Other	805	644
Net Cash Used in Financing Activities	(13,716)	(12,257)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(128)	(48)
Decrease in Cash, Cash Equivalents and Restricted Cash	(6,359)	(1,094)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14,316	14,973
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,957	$13,879
The accompanying notes are an integral part of these consolidated financial statements.

Note 1. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Consolidation

Bristol-Myers Squibb Company (“BMS”, "we" or “the Company”) prepared these unaudited consolidated financial statements following the requirements of the SEC and U.S. GAAP for interim reporting. Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the consolidated financial statements included in this Quarterly Report on Form 10-Q, which include all adjustments necessary for a fair presentation of the financial position as of September 30, 2022 and December 31, 2021, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. All intercompany balances and transactions have been eliminated. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

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

Note 2. REVENUE

The following table summarizes the disaggregation of revenue by nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Net product sales	$10,813	$11,243	$33,606	$33,446
Alliance revenues	173	194	560	495
Other revenues	232	187	587	459
Total Revenues	$11,218	$11,624	$34,753	$34,400

The following table summarizes GTN adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Gross product sales	$17,606	$17,335	$51,555	$49,676
GTN adjustments(a)
Charge-backs and cash discounts	(1,907)	(1,908)	(5,420)	(5,214)
Medicaid and Medicare rebates	(3,295)	(2,625)	(8,003)	(6,482)
Other rebates, returns, discounts and adjustments	(1,591)	(1,559)	(4,526)	(4,534)
Total GTN adjustments	(6,793)	(6,092)	(17,949)	(16,230)
Net product sales	$10,813	$11,243	$33,606	$33,446
(a)    Includes adjustments for provisions for product sales made in prior periods resulting from changes in estimates of $10 million and $207 million for the three and nine months ended September 30, 2022, and $10 million and $282 million for the three and nine months ended September 30, 2021, respectively.

The following table summarizes the disaggregation of revenue by product and region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
In-Line Products
Eliquis	$2,655	$2,413	9,101	8,091
Opdivo	2,047	1,905	6,033	5,535
Pomalyst/Imnovid	886	851	2,620	2,478
Orencia	883	870	2,551	2,442
Sprycel	560	551	1,587	1,562
Yervoy	523	515	1,563	1,481
Empliciti	73	82	225	253
Mature and other products	441	480	1,338	1,459
Total In-Line Products	8,068	7,667	25,018	23,301
New Product Portfolio
Reblozyl	190	160	518	400
Abecma	107	71	263	95
Zeposia	69	40	171	86
Breyanzi	44	30	127	47
Inrebic	21	22	62	54
Onureg	32	21	87	48
Opdualag	84	—	148	—
Camzyos	5	—	8	—
Sotyktu	1	—	1	—
Total New Product Portfolio	553	344	1,385	730
Total In-Line Products and New Product Portfolio	8,621	8,011	26,403	24,031
Recent LOE Products(a)
Revlimid	2,420	3,347	7,718	9,493
Abraxane	177	266	632	876
Total Recent LOE Products	2,597	3,613	8,350	10,369
Total Revenues	$11,218	$11,624	$34,753	$34,400

United States	$7,941	$7,296	$23,903	$21,694
International	3,062	4,052	10,216	12,075
Other(b)	215	276	634	631
Total Revenues	$11,218	$11,624	$34,753	$34,400
(a)    Recent LOE Products include products with significant decline in revenue from the prior reporting period as a result of a loss of exclusivity.
(b)    Other revenues include royalties and alliance-related revenues for products not sold by BMS’s regional commercial organizations.

Revenue recognized from performance obligations satisfied in prior periods was $119 million and $450 million for the three and nine months ended September 30, 2022 and $73 million and $463 million for the three and nine months ended September 30, 2021, respectively, consisting primarily of revised estimates for GTN adjustments related to prior period sales and royalties for out-licensing arrangements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Revenues from alliances:
Net product sales	$2,722	$2,452	$9,234	$8,139
Alliance revenues	173	194	560	495
Total Revenues	$2,895	$2,646	$9,794	$8,634

Payments to/(from) alliance partners:
Cost of products sold	$1,328	$1,181	$4,456	$3,924
Marketing, selling and administrative	(53)	(43)	(160)	(140)
Research and development	6	10	40	17
Acquired IPRD	—	—	100	736
Other (income)/expense, net	(18)	1	(41)	(18)

Dollars in Millions	September 30, 2022	December 31, 2021
Selected Alliance Balance Sheet information:
Receivables – from alliance partners	$281	$320
Accounts payable – to alliance partners	1,242	1,229
Deferred income – from alliances(a)	304	330
(a)    Includes unamortized upfront and milestone payments.

The nature, purpose, significant rights and obligations of the parties and specific accounting policy elections for each of the Company's significant alliances are discussed in the 2021 Form 10-K. Significant developments and updates related to alliances during the nine months ended September 30, 2022, and 2021 are set forth below.

BridgeBio

In May 2022, BMS and BridgeBio commenced an exclusive global collaboration to develop and commercialize BBP-398, a SHP2 inhibitor, in oncology. The transaction included an upfront payment of $90 million, which was expensed to Acquired IPRD during the second quarter of 2022. BridgeBio is eligible to receive contingent development, regulatory and sales-based milestones up to $815 million, as well as royalties on global net sales, excluding certain markets. BridgeBio is responsible for funding and completing ongoing BBP-398 Phase I monotherapy and combination therapy trials. BMS will lead and fund all other development and commercial activities. BridgeBio has an option to co-develop BBP-398 and receive higher royalties in the U.S.

Nektar

In April 2022, BMS and Nektar announced that the companies have jointly decided to end the global clinical development program for bempegaldesleukin in combination with Opdivo based on results from pre-planned analyses of two late-stage clinical studies in RCC and bladder cancer. These studies and all other ongoing studies in the program are being discontinued.

Eisai

In the second quarter of 2021, BMS and Eisai commenced an exclusive global strategic collaboration for the co-development and co-commercialization of MORAb-202, a selective folate receptor alpha antibody-drug conjugate being investigated in endometrial, ovarian, lung and breast cancers. MORAb-202 is currently in Phase I/II clinical trials for solid tumors.

BMS and Eisai will jointly develop and commercialize MORAb-202 in the U.S., Canada, Europe, Japan, China and certain other countries in the Asia-Pacific region (the “collaboration territory”). Eisai is responsible for the global manufacturing and supply. Profits, research and development and commercialization costs are shared in the collaboration territories. BMS is responsible for development and commercialization outside of the collaboration territory and will pay a royalty on those sales.

A $650 million up-front collaboration fee was expensed to Acquired IPRD during the second quarter of 2021. BMS is also obligated to pay up to $2.5 billion upon the achievement of contingent development, regulatory and sales-based milestones.

Note 4. ACQUISITIONS, DIVESTITURES, LICENSING AND OTHER ARRANGEMENTS

Acquisitions

Turning Point

On August 17, 2022, BMS acquired Turning Point for $4.1 billion of cash (or $3.3 billion net of cash acquired). Turning Point is a clinical-stage precision oncology company with a pipeline of investigational medicines designed to target the common mutations and alterations that drive cancer growth. The acquisition provides BMS rights to Turning Point's lead asset, repotrectinib, and other clinical and pre-clinical stage assets. The transaction was accounted for as a business combination requiring all assets acquired and liabilities assumed to be recognized at their fair value as of the acquisition date.

The total consideration for the acquisition consisted of the following:

Dollars in Millions	Total Consideration
Cash consideration for outstanding shares	$3,811
Cash consideration for equity awards	302
Consideration paid	4,113
Less: Unvested stock awards (a)	153
Total consideration to be allocated	$3,960
(a)    Includes unvested equity awards of $73 million expensed in Marketing, selling, and administrative and $80 million expensed in Research and development during the three months ended September 30, 2022.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the acquisition date based upon their respective fair values summarized below:

Dollars in Millions	Purchase Price Allocation
Cash and cash equivalents	$795
Other current assets	14
Intangible assets (a)	2,971
Deferred income tax assets	229
Other non-current assets	10
Deferred income tax liabilities	(643)
Other current liabilities	(111)
Identifiable net assets acquired	$3,265
Goodwill (b)	695
Total consideration allocated	$3,960
(a)    Intangible assets primarily consist of IPRD allocated to repotrectinib ($2.8 billion), a potential best-in-class tyrosine kinase inhibitor targeting the ROS1 and NTRK oncogenic drivers in NSCLC and other advanced solid tumors. Repotrectinib is currently in registrational Phase II study in adults and a Phase I/II study in pediatric patients. The estimated fair value of IPRD assets was determined using an income approach valuation method.
(b)    Goodwill resulted primarily from the recognition of deferred tax liabilities and is not deductible for tax purposes.

The results of Turning Point's operations were included in the consolidated financial statements commencing August 18, 2022, and were not material. Historical financial results of the acquired entity were not significant.

Divestitures

The following table summarizes the financial impact of divestitures including royalties, which are included in Other (income)/expense, net. Revenue and pretax earnings related to all divestitures were not material in all periods presented (excluding divestiture gains or losses).

	Three Months Ended September 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2022	2021	2022	2021	2022	2021
Diabetes Business	$205	$153	$—	$—	$(205)	$(159)
Mature Products and Other	1	35	—	2	—	(1)
Total	$206	$188	$—	$2	$(205)	$(160)

	Nine Months Ended September 30,
	Net Proceeds(a)		Divestiture (Gains)/Losses		Royalty Income
Dollars in Millions	2022	2021	2022	2021	2022	2021
Diabetes Business	$562	$449	$—	$—	$(595)	$(445)
Mature Products and Other	229	121	(211)	(9)	(2)	(2)
Total	$791	$570	$(211)	$(9)	$(597)	$(447)
(a)    Includes royalties received subsequent to the related sale of the asset or business.

Mature Products and Other

Manufacturing Operations

In May 2022, BMS agreed to sell its manufacturing facility in Syracuse, New York to LOTTE Corporation for approximately $170 million. The transaction is expected to close during the first quarter of 2023, subject to certain regulatory approvals and other closing conditions and will be accounted for as a sale of a business. The business was accounted for as held-for-sale and its assets were reduced to the estimated relative fair value resulting in a $43 million impairment charge recorded to Cost of products sold during the second quarter of 2022. Assets and liabilities reclassified to held-for-sale and included within Other current assets and Other current liabilities were $155 million and $6 million, respectively, as of September 30, 2022.

Other

During the first quarter of 2022, product rights to several mature products were sold to Cheplapharm, resulting in cash proceeds of $221 million and a divestiture gain of $211 million.

Licensing and Other Arrangements

The following table summarizes the financial impact of Keytruda* royalties, Tecentriq* royalties and milestones for products that have not obtained commercial approval, which are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Keytruda* royalties	$(268)	$(215)	$(732)	$(611)
Tecentriq* royalties	(24)	(22)	(68)	(67)
Contingent milestone income	—	(10)	(46)	(12)
Amortization of deferred income	(18)	3	(41)	(27)
Biohaven sublicense income	(55)	—	(55)	—
Other royalties and licensing income	(9)	(21)	(25)	(33)
Total	$(374)	$(265)	$(967)	$(750)

In-license Arrangements

Immatics

During the first quarter of 2022, BMS obtained a global exclusive license to Immatics’ TCR bispecific IMA401 program. IMA401 is being studied in oncology and a Clinical Trial Application has been approved by the German federal regulatory authority. The trial commenced in May 2022. BMS and Immatics collaborate on the development and BMS will be responsible for the commercialization of IMA401 worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. Immatics has the option to co-fund U.S. development in exchange for enhanced U.S. royalty payments and/or to co-promote IMA401 in the U.S. The transaction included an upfront payment of $150 million which was expensed to Acquired IPRD in the first quarter of 2022. Immatics is eligible to receive contingent development, regulatory and sales-based milestones of up to $770 million as well as royalties on global net sales.

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

Agenus

During the third quarter of 2021, BMS obtained a global exclusive license to Agenus’ proprietary AGEN1777 bispecific antibody program that blocks TIGIT and an additional target. AGEN1777 is being studied in oncology and a Phase I clinical trial was initiated in October 2021. BMS will be responsible for the development and any subsequent commercialization of AGEN1777 and its related products worldwide, including strategic decisions, regulatory responsibilities, funding and manufacturing. The transaction included an upfront payment of $200 million expensed to Acquired IPRD for the third quarter of 2021. Agenus is eligible to receive contingent development, regulatory and sales-based milestones up to $1.4 billion as well as royalties on global net sales.

Other

Royalty Extinguishment

In April 2022, BMS amended the terms of a license arrangement and paid a third party $295 million to extinguish a future royalty obligation related to mavacamten, prior to its FDA approval in April 2022, resulting in an Acquired IPRD charge during the second quarter of 2022.

Note 5. OTHER (INCOME)/EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Interest expense	$299	$328	$938	$1,011
Royalties and licensing income	(579)	(425)	(1,564)	(1,197)
Equity investment losses/(income)	14	(465)	966	(1,214)
Integration expenses	114	141	343	434
Contingent consideration	—	—	1	(510)
Loss on debt redemption	—	—	266	281
Provision for restructuring	17	27	60	150
Litigation and other settlements	44	13	32	49
Divestiture losses/(gains)	—	2	(211)	(9)
Other	(49)	(30)	(38)	(108)
Other (income)/expense, net	$(140)	$(409)	$793	$(1,113)

Note 6. RESTRUCTURING

Celgene Acquisition Plan

In 2019, a restructuring and integration plan was implemented as an initiative to realize sustainable run rate synergies resulting from cost savings and avoidance from the Celgene acquisition that are currently expected to be approximately $3.0 billion. The synergies are expected to be realized in Cost of products sold (5%), Marketing, selling and administrative expenses (65%) and Research and development expenses (30%). Charges of approximately $3.5 billion are expected to be incurred including cash outlays of approximately $3.1 billion. Cumulative charges of approximately $3.0 billion have been recognized to date including integration planning and execution expenses, employee termination benefit costs and accelerated stock-based compensation, contract termination costs and other shutdown costs associated with site exits. The remaining charges are primarily related to IT system integration which are expected to be incurred through 2024. Employee workforce reductions were approximately 150 and 320 for the nine months ended September 30, 2022 and 2021, respectively.

Other Restructuring

Restructuring and integration plans were initiated to realize expected cost synergies resulting from cost savings and avoidance from the Turning Point acquisition on August 17, 2022, and the MyoKardia acquisition in 2020. Charges of approximately $250 million are expected to be incurred through the end of 2023, and consist of integration planning and execution expenses, employee termination benefit costs and other costs. Cumulative charges of $151 million have been recognized for these actions to date.

The following provides the charges related to restructuring initiatives by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Celgene Acquisition Plan	$102	$153	$375	$526
Other Restructuring	29	18	34	74
Total charges	$131	$171	$409	$600

Employee termination costs	$16	$24	$57	$143
Other termination costs	1	3	3	7
Provision for restructuring	17	27	60	150
Integration expenses	114	141	343	434
Accelerated depreciation	—	—	6	—
Asset impairments	—	—	—	24
Other shutdown costs, net	—	3	—	(8)
Total charges	$131	$171	$409	$600

Cost of products sold	$—	$—	$—	$24
Marketing, selling and administrative	—	1	6	1
Other (income)/expense, net	131	170	403	575
Total charges	$131	$171	$409	$600

The following summarizes the charges and spending related to restructuring plan activities:

	Nine Months Ended September 30,
Dollars in Millions	2022	2021
Beginning balance	$101	$148
Provision for restructuring(a)	60	138
Foreign currency translation and other	(10)	(4)
Payments	(106)	(170)
Ending Balance	$45	$112
(a)    Includes a reduction of the liability resulting from changes in estimates of $6 million and $17 million for the nine months ended September 30, 2022 and 2021, respectively. Excludes $12 million for the nine months ended September 30, 2021 of accelerated stock-based compensation relating to the Celgene Acquisition Plan.

Note 7. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Earnings Before Income Taxes	$2,209	$2,157	$5,854	$6,240
Provision for Income Taxes	601	605	1,534	1,598
Effective Tax Rate	27.2%	28.0%	26.2%	25.6%

Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The effective tax rates in 2022 and 2021 were impacted by low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments, intangible asset amortization, and contingent value rights fair value adjustments that were not taxable in 2021. Additional changes to the effective tax rate may occur in future periods due to various reasons, including changes to the estimated pretax earnings mix and tax reserves and revised interpretations or changes to the relevant tax code.

It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2022 could decrease in the range of approximately $480 million to $530 million in the next twelve months as a result of the settlement of certain tax audits and other events. The expected change in unrecognized tax benefits may result in the payment of additional taxes, adjustment of certain deferred taxes and/or recognition of tax benefits.

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

Note 8. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, Except Per Share Data	2022	2021	2022	2021
Net Earnings Attributable to BMS Used for Basic and Diluted EPS Calculation	$1,606	$1,546	$4,305	$4,622

Weighted-Average Common Shares Outstanding – Basic	2,133	2,219	2,137	2,227
Incremental Shares Attributable to Share-Based Compensation Plans	15	24	17	26
Weighted-Average Common Shares Outstanding – Diluted	2,148	2,243	2,154	2,253

Earnings per Common Share
Basic	$0.75	$0.70	$2.01	$2.08
Diluted	0.75	0.69	2.00	2.05

The total number of potential shares of common stock excluded from the diluted earnings per common share computation because of the antidilutive impact was not material for the three and nine months ended September 30, 2022 and 2021.

Note 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2022			December 31, 2021
Dollars in Millions	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents - money market and other securities	$—	$4,667	$—	$—	$12,225	$—
Marketable debt securities:
Certificates of deposit	—	1,080	—	—	2,264	—
Commercial paper	—	168	—	—	320	—
Corporate debt securities	—	45	—	—	403	—
Derivative assets	—	1,058	8	—	206	12
Equity investments	426	493	—	1,910	109	—
Derivative liabilities	—	81	—	—	25	—
Contingent consideration liability:
Contingent value rights	6	—	—	8	—	—
Other acquisition related contingent consideration	—	—	32	—	—	35

As further described in “Item 8. Financial Statements and Supplementary Data—Note 9. Financial Instruments and Fair Value Measurements” in the Company’s 2021 Form 10-K, the Company’s fair value estimates use inputs that are either (1) quoted prices for identical assets or liabilities in active markets (Level 1 inputs); (2) observable prices for similar assets or liabilities in active markets or for identical or similar assets or liabilities in markets that are not active (Level 2 inputs); or (3) unobservable inputs (Level 3 inputs). The fair value of equity investments is adjusted for characteristics specific to the security and is not adjusted for contractual sale restrictions. Equity investments subject to contractual sale restrictions were not material as of September 30, 2022 and December 31, 2021. The restrictions will expire by April 2023.

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

Marketable Debt Securities and Equity Investments

The following table summarizes marketable debt securities:

	September 30, 2022				December 31, 2021
Dollars in Millions	Amortized Cost	Gross Unrealized			Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value		Gains	Losses	Fair Value
Certificates of deposit	$1,080	$—	$—	$1,080	$2,264	$—	$—	$2,264
Commercial paper	168	—	—	168	320	—	—	320
Corporate debt securities	45	—	—	45	401	2	—	403
Total marketable debt securities(a)	$1,293	$—	$—	$1,293	$2,985	$2	$—	$2,987
(a)    All marketable debt securities mature within one year as of September 30, 2022, and December 31, 2021.

The following summarizes the carrying amount of equity investments:

Dollars in Millions	September 30, 2022	December 31, 2021
Equity investments with readily determinable fair values	$919	$2,019
Equity investments without readily determinable fair values	505	283
Limited partnerships and other equity method investments	535	666
Total equity investments	$1,959	$2,968

The following summarizes the activity related to equity investments. Changes in fair value of equity investments are included in Other (income)/expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Equity investments with readily determined fair values(a)
Net loss/(gain) recognized	$75	$22	$927	$(93)
Net (gain)/loss recognized on investments sold	(1)	3	(17)	5
Net unrealized loss/(gain) recognized on investments still held	76	19	944	(98)

Equity investments without readily determinable fair values
Upward adjustments	(64)	(447)	(70)	(908)
Impairments and downward adjustments	—	—	2	1
Cumulative upward adjustments			(173)
Cumulative impairments and downward adjustments			52

Equity in net loss/(income) of affiliates	3	(40)	107	(214)
(a)    Certain prior year amounts have been reclassified to conform to the current year's presentation.

Qualifying Hedges and Non-Qualifying Derivatives

Cash Flow Hedges — Foreign currency forward contracts are used to hedge certain forecasted intercompany inventory purchases and sales transactions and certain foreign currency transactions. The fair value for contracts designated as cash flow hedges is temporarily reported in Accumulated other comprehensive loss and included in earnings when the hedged item affects earnings. The net gain or loss on foreign currency forward contracts is expected to be reclassified to net earnings (primarily included in Cost of products sold) within the next 24 months. The notional amount of outstanding foreign currency forward contracts was primarily attributed to the euro of $5.1 billion and Japanese yen of $1.4 billion as of September 30, 2022.

During the three months ended September 30, 2022, BMS entered into cross-currency interest rate swap contracts to hedge exposure to foreign currency exchange rate risk associated with its long-term debt denominated in euros. These contracts convert interest payments and principal repayment of the long-term debt to U.S. dollars from euros and are designated as cash flow hedges. The unrealized gains and losses on these contracts are reported in Accumulated other comprehensive loss and reclassified to Other (income)/expense, net, in the same periods during which the hedged debt affects earnings. The notional amount of cross-currency interest rate swap contracts was €575 million ($584 million) as of September 30, 2022.

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

Net Investment Hedges — Non-U.S. dollar borrowings of €375 million ($368 million) as of September 30, 2022, are designated as net investment hedges to hedge euro currency exposures of the net investment in certain foreign affiliates and are recognized in long-term debt. The effective portion of foreign exchange gain on the remeasurement of euro debt was included in the foreign currency translation component of Accumulated other comprehensive loss with the related offset in long-term debt.

Cross-currency interest rate swap contracts of $1.4 billion as of September 30, 2022, are designated to hedge certain currency exposures of BMS’s net investment in its foreign subsidiaries. Contract fair value changes are recorded in the foreign currency translation component of Accumulated other comprehensive loss with a related offset in Other current and Other non-current assets or Other current and Other non-current liabilities. The notional amount of outstanding cross-currency interest rate swaps was primarily attributed to the Japanese yen of $686 million and euro of $584 million as of September 30, 2022.

Fair Value Hedges — Fixed to floating interest rate swap contracts are designated as fair value hedges and used as an interest rate risk management strategy to create an appropriate balance of fixed and floating rate debt. The contracts and underlying debt for the hedged benchmark risk are recorded at fair value. The effective interest rate for the contracts is one-month LIBOR (3.14% as of September 30, 2022) plus an interest rate spread of 4.6%. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded in interest expense with an associated offset to the carrying value of debt. Since the specific terms and notional amount of the swap are intended to align with the debt being hedged, all changes in fair value of the swap are recorded in interest expense with an associated offset to the derivative asset or liability on the consolidated balance sheet. As a result, there was no net impact in earnings. If the underlying swap is terminated prior to maturity, then the fair value adjustment to the underlying debt is amortized as a reduction to interest expense over the remaining term of the debt.

The following table summarizes the fair value of outstanding derivatives:

	September 30, 2022				December 31, 2021
	Asset(a)		Liability(b)		Asset(a)		Liability(b)
Dollars in Millions	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap contracts	$—	$—	$255	$(19)	$255	$10	$—	$—
Cross-currency interest rate swap contracts	1,411	136	584	(43)	600	26	—	—
Foreign currency forward contracts	7,978	882	145	(8)	3,587	161	1,814	(20)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1,628	40	561	(11)	883	9	568	(5)
Other	—	8	—	—	—	12	—	—
(a)    Included in Other current assets and Other non-current assets.
(b)    Included in Other current liabilities and Other non-current liabilities.

The following table summarizes the financial statement classification and amount of (gain)/loss recognized on hedging instruments:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(5)	$—	$(23)
Cross-currency interest rate swap contracts	—	13	—	5
Foreign currency forward contracts	(195)	(61)	(408)	(136)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Dollars in Millions	Cost of products sold	Other (income)/expense, net	Cost of products sold	Other (income)/expense, net
Interest rate swap contracts	$—	$(7)	$—	$(22)
Cross-currency interest rate swap contracts	—	(2)	—	(8)
Foreign currency forward contracts	19	2	145	(14)

The following table summarizes the effect of derivative and non-derivative instruments designated as hedging instruments in Other Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Derivatives qualifying as cash flow hedges
Foreign currency forward contracts gain/(loss):
Recognized in Other Comprehensive Income(a)	$548	$93	$1,149	$314
Reclassified to Cost of products sold	(195)	37	(408)	126
Cross-currency interest rate swap contracts gain/(loss):
Recognized in Other Comprehensive Income	(43)	—	(43)	—
Reclassified to Other (income)/expense, net	20	—	20	—
Forward starting interest rate swap contract loss:
Reclassified to Other (income)/expense, net	—	—	(3)	—

Derivatives qualifying as net investment hedges
Cross-currency interest rate swap contracts gain:
Recognized in Other Comprehensive Income	71	—	135	26

Non-derivatives qualifying as net investment hedges
Non-U.S. dollar borrowings gain:
Recognized in Other Comprehensive Income	40	20	123	45
(a)    The majority is expected to be reclassified into earnings in the next 24 months.

Debt Obligations

Short-term debt obligations include:

Dollars in Millions	September 30, 2022	December 31, 2021
Non-U.S. short-term borrowings	$107	$105
Current portion of long-term debt	1,903	4,764
Other	122	79
Total	$2,132	$4,948

Long-term debt and the current portion of long-term debt include:

Dollars in Millions	September 30, 2022	December 31, 2021
Principal Value	$38,137	$43,095

Adjustments to Principal Value:
Fair value of interest rate swap contracts	(19)	10
Unamortized basis adjustment from swap terminations	101	119
Unamortized bond discounts and issuance costs	(290)	(263)
Unamortized purchase price adjustments of Celgene debt	940	1,408
Total	$38,869	$44,369

Current portion of long-term debt	$1,903	$4,764
Long-term debt	36,966	39,605
Total	$38,869	$44,369

The fair value of long-term debt was $34.3 billion as of September 30, 2022 and $49.1 billion at December 31, 2021 valued using Level 2 inputs, which are based upon the quoted market prices for the same or similar debt instruments. The fair value of short-term borrowings approximates the carrying value due to the short maturities of the debt instruments.

During the nine months ended September 30 2022, BMS purchased an aggregate principal amount of $6.0 billion of certain of its debt securities for $6.6 billion of cash in tender offers and “make whole” redemptions. In connection with these transactions, a $266 million net loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

During the nine months ended September 30, 2022, $4.75 billion of debt matured and was repaid including $1.5 billion 2.600% Notes, $500 million Floating Rate Notes, $750 million 2.000% Notes, $1.0 billion 3.250% Notes and $1.0 billion 3.550% Notes.

During the nine months ended September 30, 2022, we issued an aggregate principal amount of $6.0 billion of debt with net proceeds of $5.9 billion. The table below summarizes the issuances:

Dollars in Millions
Principal Value:
2.950% Notes due 2032	$1,750
3.550% Notes due 2042	1,250
3.700% Notes due 2052	2,000
3.900% Notes due 2062	1,000
Total	$6,000

The notes rank equally in right of payment with all of BMS's existing and future senior unsecured indebtedness and are redeemable at any time, in whole, or in part, at varying specified redemption prices plus accrued and unpaid interest.

During the nine months ended September 30, 2021, BMS purchased an aggregate principal amount of $3.5 billion of certain of its debt securities for approximately $4.0 billion of cash in a series of tender offers and “make whole” redemptions. In connection with these transactions, a $281 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

During the nine months ended September 30, 2021, $2.0 billion of debt matured and was repaid including $500 million 2.875% Notes, $1.0 billion 2.550% Notes and $500 million 2.250% Notes.

Interest payments were $1.1 billion and $1.2 billion for the nine months ended September 30, 2022 and 2021, respectively, net of amounts related to interest rate swap contracts.

Credit Facilities

As of December 31, 2021, BMS had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively.

In January 2022, BMS entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022. No borrowings were outstanding under any revolving credit facility as of September 30, 2022 or December 31, 2021.

Note 10. RECEIVABLES

Dollars in Millions	September 30, 2022	December 31, 2021
Trade receivables	$8,644	$8,723
Less: Charge-backs and cash discounts	(599)	(723)
Less: Allowance for expected credit loss	(24)	(21)
Net trade receivables	8,021	7,979
Alliance, Royalties, VAT and other	1,592	1,390
Receivables	$9,613	$9,369

Non-U.S. receivables sold on a nonrecourse basis were $809 million and $1.1 billion for the nine months ended September 30, 2022 and 2021, respectively. Receivables from the three largest customers in the U.S. represented approximately 67% and 59% of total trade receivables as of September 30, 2022 and December 31, 2021, respectively.

Note 11. INVENTORIES

Dollars in Millions	September 30, 2022	December 31, 2021
Finished goods	$357	$543
Work in process	1,870	2,111
Raw and packaging materials	446	350
Total inventories	$2,673	$3,004

Inventories	$2,074	$2,095
Other non-current assets	599	909

The fair value adjustments related to the Celgene acquisition were $137 million as of September 30, 2022 and $508 million at December 31, 2021. Other non-current assets include inventory expected to remain on hand beyond 12 months in both periods.

Note 12. PROPERTY, PLANT AND EQUIPMENT

Dollars in Millions	September 30, 2022	December 31, 2021
Land	$162	$169
Buildings	5,749	5,897
Machinery, equipment and fixtures	3,290	3,252
Construction in progress	973	764
Gross property, plant and equipment	10,174	10,082
Less accumulated depreciation	(4,139)	(4,033)
Property, plant and equipment	$6,035	$6,049
Depreciation expense was $148 million and $434 million for the three and nine months ended September 30, 2022 and $144 million and $422 million for the three and nine months ended September 30, 2021, respectively.

Note 13. GOODWILL AND OTHER INTANGIBLE ASSETS

Dollars in Millions	Estimated Useful Lives	September 30, 2022	December 31, 2021
Goodwill(a)		$21,112	$20,502

Other intangible assets(a):
Licenses	5 – 15 years	370	307
Acquired marketed product rights	3 – 15 years	60,477	60,454
Capitalized software	3 – 10 years	1,613	1,499
IPRD		6,560	3,750
Gross other intangible assets		69,020	66,010
Less accumulated amortization		(30,841)	(23,483)
Other intangible assets		$38,179	$42,527
(a)    Includes goodwill and other intangible assets recognized as part of the Turning Point acquisition in 2022. Refer to “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information related to the Turning Point acquisition.

Amortization expense of other intangible assets was $2.5 billion and $7.4 billion for the three and nine months ended September 30, 2022 and $2.6 billion and $7.7 billion for the three and nine months ended September 30, 2021, respectively.

In the third quarter of 2022, a $58 million IPRD impairment charge was recorded in Research and development expense resulting from a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was obtained in the acquisition of Turning Point and was being studied as a potential treatment of advanced or metastatic solid tumors in adults. The charge represented a full write-down.

In the first quarter of 2022, a $40 million IPRD impairment charge was recorded in Research and development expense resulting from a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was obtained in the acquisition of Celgene and was being studied as a potential treatment for autoimmune diseases. The charge represented a full write-down.

In the third quarter of 2021, a $610 million IPRD impairment charge for an investigational compound was recorded in Research and development expense primarily resulting from changes in clinical timelines, expected launch dates and competitive landscape. The compound was being studied as a potential treatment for hematologic diseases and was acquired in the acquisition of Celgene. The charge represented a partial write-down of its carrying value based on the estimated fair value determined using discounted cash flow projections.

In the second quarter of 2021, a $230 million IPRD impairment charge was recorded in Research and development expense resulting from a decision to discontinue development of an investigational compound in connection with the prioritization of current pipeline opportunities. The compound was being studied as a potential treatment for fibrotic diseases and was acquired in the acquisition of Celgene. The charge represented a full write-down based on the estimated fair value determined using discounted cash flow projections.

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

Note 14. SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions	September 30, 2022	December 31, 2021
Income taxes	$3,181	$2,786
Research and development	627	514
Contract assets	446	361
Equity investments	—	255
Restricted cash(a)	164	140
Other	1,664	776
Other current assets	$6,082	$4,832

Dollars in Millions	September 30, 2022	December 31, 2021
Equity investments	$1,959	$2,713
Inventories	599	909
Operating leases	883	919
Pension and postretirement	301	317
Research and development	547	248
Restricted cash(a)	59	197
Other	397	232
Other non-current assets	$4,745	$5,535
(a)    Restricted cash primarily consists of funds restricted for annual Company contributions to the defined contribution plan in the U.S. and escrow for litigation settlements. Cash is restricted when withdrawal or general use is contractually or legally restricted. Restricted cash of $339 million as of September 30, 2021, was included in cash, cash equivalents and restricted cash in the consolidated statements of cash flows.

Dollars in Millions	September 30, 2022	December 31, 2021
Rebates and discounts	$6,839	$6,399
Income taxes	1,287	754
Employee compensation and benefits	1,008	1,375
Research and development	1,296	1,373
Dividends	1,148	1,186
Interest	311	378
Royalties	385	410
Operating leases	167	169
Other	1,762	1,927
Other current liabilities	$14,203	$13,971

Dollars in Millions	September 30, 2022	December 31, 2021
Income taxes	$4,398	$4,835
Pension and postretirement	553	654
Operating leases	845	874
Deferred income	296	326
Deferred compensation	337	427
Other	256	218
Other non-current liabilities	$6,685	$7,334

Note 15. EQUITY

The following table summarizes changes in equity for the nine months ended September 30, 2022:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2021	2,923	$292	$44,361	$(1,268)	$23,820	747	$(31,259)	$60
Net Earnings	—	—	—	—	1,278	—	—	5
Other Comprehensive Income	—	—	—	39	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,150)	—	—	—
Share repurchase program	—	—	(750)	—	—	65	(4,250)	—
Stock compensation	—	—	145	—	—	(18)	322	—
Balance at March 31, 2022	2,923	$292	$43,756	$(1,229)	$23,948	794	$(35,187)	$65
Net Earnings	—	—	—	—	1,421	—	—	8
Other Comprehensive Income	—	—	—	237	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,152)	—	—	—
Share repurchase program	—	—	300	—	—	2	(300)	—
Stock compensation	—	—	319	—	—	(8)	195	—
Distributions	—	—	—	—	—	—	—	(12)
Balance at June 30, 2022	2,923	292	44,375	(992)	24,217	788	(35,292)	61
Net Earnings	—	—	—	—	1,606	—	—	2
Other Comprehensive Income	—	—	—	151	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,148)	—	—	—
Stock repurchase program	—	—	450	—	—	12	(1,151)	—
Stock compensation	—	—	131	—	—	(1)	32	—
Balance at September 30, 2022	2,923	$292	$44,956	$(841)	$24,675	799	$(36,411)	$63
(a)    Cash dividends declared per common share were $0.54 for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively.

The following table summarizes changes in equity for the nine months ended September 30, 2021:

	Common Stock		Capital in Excess of Par Value of Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Noncontrolling Interest
Dollars and Shares in Millions	Shares	Par Value				Shares	Cost
Balance at December 31, 2020	2,923	$292	$44,325	$(1,839)	$21,281	679	$(26,237)	$60
Net Earnings	—	—	—	—	2,021	—	—	8
Other Comprehensive Income	—	—	—	295	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,098)	—	—	—
Share repurchase program	—	—	—	—	—	28	(1,768)	—
Stock compensation	—	—	(473)	—	—	(15)	806	—
Balance at March 31, 2021	2,923	$292	$43,852	$(1,544)	$22,204	692	$(27,199)	$68
Net Earnings	—	—	—	—	1,055	—	—	6
Other Comprehensive Loss	—	—	—	26	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,091)	—	—	—
Stock repurchase program	—	—	—	—	—	19	(1,235)	—
Stock compensation	—	—	212	—	—	(10)	236	—
Distributions	—	—	—	—	—	—	—	(8)
Balance at June 30, 2021	2,923	292	44,064	(1,518)	22,168	701	(28,198)	66
Net Earnings	—	—	—	—	1,546	—	—	5
Other Comprehensive Loss	—	—	—	94	—	—	—	—
Cash dividends declared(a)	—	—	—	—	(1,089)	—	—	—
Stock repurchase program	—	—	—	—	—	7	(487)	—
Stock compensation	—	—	228	—	—	(5)	113	—
Balance at September 30, 2021	2,923	$292	$44,292	$(1,424)	$22,625	703	$(28,572)	$71
(a)    Cash dividends declared per common share were $0.49 for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively.

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

During the first quarter of 2022, BMS entered into accelerated share repurchase ("ASR") agreements to repurchase an aggregate amount of $5.0 billion of the Company's common stock. The ASR agreements were funded with cash on-hand. In the first quarter of 2022 approximately 65 million shares of common stock (85% of the $5.0 billion aggregate repurchase price) were received by BMS and included in treasury stock. The remaining amounts in the ASR agreements were settled in two tranches during the second and third quarters and 4 million shares of common stock were received by BMS and transferred to treasury stock. The total number of shares repurchased under the ASR agreements was based on volume-weighted average prices of BMS's common stock during the terms of the ASR transactions less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. In addition, as part of its share repurchase program, BMS repurchased approximately 10 million shares of its common stock for $701 million during the three months ended September 30, 2022. The outstanding share repurchase authorization under the program was approximately $9.5 billion as of September 30, 2022.

The components of Other Comprehensive Income were as follows:

	2022			2021
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Three Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized gains/(losses)	$505	$(66)	$439	$93	$(13)	$80
Reclassified to net earnings(a)	(175)	22	(153)	37	(4)	33
Derivatives qualifying as cash flow hedges	330	(44)	286	130	(17)	113

Pension and postretirement benefits:
Actuarial gains/(losses)	14	(4)	10	(4)	1	(3)
Amortization(b)	7	(1)	6	10	(2)	8
Settlements(b)	2	—	2	2	—	2
Pension and postretirement benefits	23	(5)	18	8	(1)	7

Marketable debt securities:
Unrealized (losses)/gains	—	—	—	(3)	—	(3)

Foreign currency translation	(131)	(22)	(153)	(18)	(5)	(23)

Other Comprehensive Income	$222	$(71)	$151	$117	$(23)	$94
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to “—Note 9.Financial Instruments and Fair Value Measurements“ for further information.
(b)Included in Other (income)/expense, net.

	2022			2021
Dollars in Millions	Pretax	Tax	After Tax	Pretax	Tax	After Tax
Nine Months Ended September 30,
Derivatives qualifying as cash flow hedges:
Unrealized (losses)/gains	$1,106	$(147)	$959	$314	$(27)	$287
Reclassified to net earnings(a)	(391)	50	(341)	126	(14)	112
Derivatives qualifying as cash flow hedges	715	(97)	618	440	(41)	399

Pension and postretirement benefits:
Actuarial gains/(losses)	54	(11)	43	18	(2)	16
Amortization(b)	19	(4)	15	29	(7)	22
Settlements(b)	7	(1)	6	8	(1)	7
Pension and postretirement benefits	80	(16)	64	55	(10)	45

Marketable debt securities:
Unrealized (losses)/gains	(2)	—	(2)	(9)	2	(7)

Foreign currency translation	(201)	(52)	(253)	(6)	(16)	(22)

Other Comprehensive Income	$592	$(165)	$427	$480	$(65)	$415
(a)Included in Cost of products sold and Other (income)/expense, net. Refer to “—Note 9.Financial Instruments and Fair Value Measurements“ for further information.
(b)Included in Other (income)/expense, net.

The accumulated balances related to each component of Other Comprehensive Income, net of taxes, were as follows:

Dollars in Millions	September 30, 2022	December 31, 2021
Derivatives qualifying as cash flow hedges	$796	$178
Pension and postretirement benefits	(704)	(768)
Marketable debt securities	—	2
Foreign currency translation	(933)	(680)
Accumulated other comprehensive loss	$(841)	$(1,268)

Note 16. EMPLOYEE STOCK BENEFIT PLANS

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Cost of products sold	$11	$14	$30	$44
Marketing, selling and administrative	48	59	144	184
Research and development	56	66	164	210
Other (income)/expense, net	—	3	—	12
Total stock-based compensation expense	$115	$142	$338	$450

Income tax benefit(a)	$23	$29	$67	$93
(a)    Income tax benefit excludes excess tax benefits from share-based compensation awards that were vested or exercised of $4 million and $63 million for the three and nine months ended September 30, 2022 and $7 million and $36 million for the three and nine months ended September 30, 2021, respectively.

The number of units granted and the weighted-average fair value on the grant date for the nine months ended September 30, 2022 were as follows:

Units in Millions	Units	Weighted-Average Fair Value
Restricted stock units	8.1	$63.86
Market share units	1.0	60.74
Performance share units	1.4	66.76

Dollars in Millions	Restricted Stock Units	Market Share Units	Performance Share Units
Unrecognized compensation cost	$810	$62	$111
Expected weighted-average period in years of compensation cost to be recognized	2.9	3.0	1.8

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

INTELLECTUAL PROPERTY

Anti-PD-1 and Anti-PD-L1 Antibody Litigation

In September 2015, Dana-Farber Cancer Institute (“Dana-Farber”) filed a complaint in the U.S. District Court for the District of Massachusetts seeking to correct the inventorship on up to six related U.S. patents directed to methods of treating cancer using PD-1 and PD-L1 antibodies. Specifically, Dana-Farber sought to add two scientists as inventors to these patents. In October 2017, Pfizer was allowed to intervene in the case alleging that one of the scientists identified by Dana-Farber was employed by a company eventually acquired by Pfizer during the relevant period. In May 2019, the District Court issued a decision ruling that the two scientists should be added as inventors to the patents, which decision was affirmed on appeal. In June 2019, Dana-Farber filed a new lawsuit in the District of Massachusetts against BMS seeking damages as a result of the decision adding the scientists as inventors. In February 2021, BMS filed a motion to dismiss that complaint. In August 2021, the Court denied the motion to dismiss, but ruled that Dana-Farber’s claims for damages before May 17, 2019—the date of the District Court’s ruling that Dana-Farber was a co-inventor of the patents—are preempted by federal patent law. A trial has been scheduled for May 2023.

On March 17, 2022, BMS filed a lawsuit in U.S. District Court for the District of Delaware against AstraZeneca Pharmaceuticals LP and AstraZeneca UK Ltd ("AZ") alleging that AZ's marketing of the PD-L1 antibody Imfinzi infringes certain claims of U.S. Patent Nos. 9,580,505, 9,580,507, 10,138,299, 10,308,714, 10,266,594, 10,266,595, 10,266,596 and 10,323,092. A trial has been scheduled to begin on April 22, 2024.

CAR T

In October 2017, Juno and Sloan Kettering Institute for Cancer Research (“SKI”) filed a complaint for patent infringement against Kite Pharma, Inc. (“Kite”) in the U.S. District Court for the Central District of California. The complaint alleged that Kite’s Yescarta* product infringes certain claims of U.S. Patent No. 7,446,190 (the “’190 Patent”) concerning CAR T cell technologies. Kite filed an answer and counterclaims asserting non-infringement and invalidity of the ’190 Patent. In December 2019, following an eight-day trial, the jury rejected Kite’s defenses, finding that Kite willfully infringed the ’190 Patent and awarding to Juno and SKI a reasonable royalty consisting of a $585 million upfront payment and a 27.6% running royalty on Kite’s sales of Yescarta* through the expiration of the ’190 Patent in August 2024. In January 2020, Kite renewed its previous motion for judgment as a matter of law and also moved for a new trial, and Juno filed a motion seeking enhanced damages, supplemental damages, ongoing royalties, and prejudgment interest. In March 2020, the Court denied both of Kite’s motions in their entirety. In April 2020, the Court granted in part Juno’s motion and entered a final judgment awarding to Juno and SKI approximately $1.2 billion in royalties, interest and enhanced damages and a 27.6% running royalty on Kite’s sales of Yescarta* from December 13, 2019 through the expiration of the ’190 Patent in August 2024. In April 2020, Kite appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the Court held an oral hearing on July 6, 2021. In August 2021, a Federal Circuit panel reversed the jury verdict and district court decision and found the ’190 Patent to be invalid. In October 2021, Juno and SKI filed a petition with the Federal Circuit for panel and en banc rehearing, which the Federal Circuit denied on January 14, 2022. On June 13, 2022, Juno and SKI filed a petition for a writ of certiorari with the U.S. Supreme Court.

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

Similar lawsuits have been filed in various other countries in Europe seeking revocation of our composition of matter patents and SPCs relating to Eliquis, and trials have been scheduled in certain of those cases. In May 2022, a Dutch court issued a decision denying a request by the Company for a preliminary injunction that would have prevented an at-risk generic launch in the Netherlands by Sandoz prior to a full trial on the validity of the Dutch composition of matter patent and SPC. In September 2022, a trial was held in Sweden regarding Teva’s challenge to the validity of the Swedish apixaban composition of matter patent and related SPC, and a decision is expected on November 2, 2022.

Following the above decisions in the UK and the Netherlands, generic manufacturers have begun marketing generic versions of Eliquis in the UK and the Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving Eliquis patents being filed in various countries in Europe.

Onureg – U.S.

In November 2021, BMS received a Notice Letter from Accord notifying BMS that Accord had filed an aNDA containing a paragraph IV certification seeking approval of a generic version of Onureg in the U.S. and challenging the one FDA Orange Book-listed formulation patent expiring in 2030. In response, BMS filed a patent infringement action against Accord in the U.S. District Court for the District of Delaware. A trial has been scheduled to begin on March 18, 2024.

Plavix* - Australia

Sanofi was notified that, in August 2007, GenRx Proprietary Limited (“GenRx”) obtained regulatory approval of an application for clopidogrel bisulfate 75mg tablets in Australia. GenRx, formerly a subsidiary of Apotex Inc., subsequently changed its name to Apotex (“GenRx-Apotex”). In August 2007, GenRx-Apotex filed an application in the Federal Court of Australia seeking revocation of Sanofi’s Australian Patent No. 597784 (Case No. NSD 1639 of 2007). Sanofi filed counterclaims of infringement and sought an injunction. On September 21, 2007, the Federal Court of Australia granted Sanofi’s injunction. A subsidiary of BMS was subsequently added as a party to the proceedings. In February 2008, a second company, Spirit Pharmaceuticals Pty. Ltd., also filed a revocation suit against the same patent. This case was consolidated with the GenRx-Apotex case. On August 12, 2008, the Federal Court of Australia held that claims of Patent No. 597784 covering clopidogrel bisulfate, hydrochloride, hydrobromide, and taurocholate salts were valid. The Federal Court also held that the process claims, pharmaceutical composition claims, and claim directed to clopidogrel and its pharmaceutically acceptable salts were invalid. BMS and Sanofi filed notices of appeal in the Full Court of the Federal Court of Australia (“Full Court”) appealing the holding of invalidity of the claim covering clopidogrel and its pharmaceutically acceptable salts, process claims, and pharmaceutical composition claims. GenRx-Apotex appealed. On September 29, 2009, the Full Court held all of the claims of Patent No. 597784 invalid. In March 2010, the High Court of Australia denied a request by BMS and Sanofi to hear an appeal of the Full Court decision. The case was remanded to the Federal Court for further proceedings related to damages sought by GenRx-Apotex. BMS and GenRx-Apotex settled, and the GenRx-Apotex case was dismissed. The Australian government intervened in this matter seeking maximum damages up to 449 million AUD ($292 million), plus interest, which would be split between BMS and Sanofi, for alleged losses experienced for paying a higher price for branded Plavix* during the period when the injunction was in place. BMS and Sanofi dispute that the Australian government is entitled to any damages. A trial was concluded in September 2017. In April 2020, the Federal Court issued a decision dismissing the Australian government’s claim for damages. In May 2020, the Australian government appealed the Federal Court’s decision and an appeal hearing concluded in February 2021.

Revlimid - U.S.

In May 2022, Celgene received a Notice Letter from Qilu Pharmaceutical Co. Ltd. (“Qilu”) notifying Celgene that Qilu has filed an aNDA containing paragraph IV certifications seeking approval to market a generic version of Revlimid in the U.S. In response, Celgene initiated a patent infringement action against Qilu in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents. In October 2022, Celgene entered into a confidential settlement agreement with Qilu, settling all outstanding claims in the litigation.

Sprycel - U.S.

In January 2022, BMS received a Notice Letter from Xspray Pharma AB ("Xspray") notifying BMS that Xspray had filed a 505(b)(2) NDA application containing paragraph IV certifications seeking approval of a dasatinib product in the U.S. and challenging two FDA Orange Book-listed monohydrate form patents expiring in 2025 and 2026. In February 2022, BMS filed a patent infringement action against Xspray in the U.S. District Court for the District of New Jersey. Subsequently, the Company also received paragraph IV certification letters from Accord, Biocon, and Nanocopoeia challenging the same patents, and the Company filed patent infringement actions against all three companies. In July and September 2022, BMS entered into settlement agreements with Accord and Biocon, respectively. No trial dates have been scheduled in the two remaining actions against Xspray and Nanocopoeia. Both Xspray and Nanocopoeia have filed motions for a judgment based on the pleadings.

Zeposia - U.S.

On October 15, 2021, Actelion Pharmaceuticals LTD and Actelion Pharmaceuticals US, INC (“Actelion”) filed a complaint for patent infringement in the United States District Court for the District of New Jersey against BMS and Celgene for alleged infringement of U.S. Patent No. 10,251,867 (the “’867 Patent”). The Complaint alleges that the sale of Zeposia infringes certain claims of the ’867 Patent and Actelion is seeking damages and injunctive relief. No trial date has been scheduled.

PRICING, SALES AND PROMOTIONAL PRACTICES LITIGATION

Plavix* State Attorneys General Lawsuits

BMS and certain Sanofi entities are defendants in consumer protection actions brought by the attorneys general of Hawaii and New Mexico relating to the labeling, sales and/or promotion of Plavix*. A trial in the Hawaii matter occurred in 2020. In February 2021, the Court issued a decision against Sanofi and BMS, imposing penalties in the total amount of $834 million, with $417 million attributed to BMS. Sanofi and BMS disagree with the decision and are appealing it. An oral argument before the Hawaii Supreme Court is scheduled to occur in December 2022. BMS remains confident in the merits of its case and its likelihood of success on appeal and BMS does not believe establishing a reserve is warranted for this matter. In September 2022, the parties settled the New Mexico matter.

PRODUCT LIABILITY LITIGATION

BMS is a party to various product liability lawsuits. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. As previously disclosed, in addition to lawsuits, BMS also faces unfiled claims involving its products.

Abilify*

BMS and Otsuka are co-defendants in product liability litigation related to Abilify*. Plaintiffs allege Abilify* caused them to engage in compulsive gambling and other impulse control disorders. Cases have been filed in state and federal courts and additional cases are pending in Canada. The Judicial Panel on Multidistrict Litigation consolidated the federal court cases for pretrial purposes in the U.S. District Court for the Northern District of Florida. In February 2019, BMS and Otsuka entered into a master settlement agreement establishing a proposed settlement program to resolve all Abilify* compulsivity claims filed as of January 28, 2019 in the MDL as well as various state courts, including California and New Jersey. To date, approximately 2,700 cases, comprising approximately 3,900 plaintiffs, have been dismissed based on participation in the settlement program or failure to comply with settlement related court orders and all remaining cases in the U.S. MDL litigation have since been resolved. Three inactive cases remain in New Jersey State court. There are eleven cases pending in Canada (four class actions, seven individual injury claims). Out of the eleven cases, only two are active (the class actions in Quebec and Ontario), both of which class actions have now been certified.

Byetta*

Amylin, a former subsidiary of BMS, and Lilly are co-defendants in product liability litigation related to Byetta*. This litigation involved lawsuits on behalf of plaintiffs, which include injury plaintiffs as well as claims by spouses and/or other beneficiaries, in various courts in the U.S. The majority of these cases have been brought by individuals who allege personal injury sustained after using Byetta*, primarily pancreatic cancer, and, in some cases, claiming alleged wrongful death. The majority of cases were pending in Federal Court in San Diego in an MDL or in a coordinated proceeding in California Superior Court in Los Angeles (“JCCP”). In April 2020 the defendants filed a motion for summary judgment based on federal preemption and a motion for summary judgment based on the absence of general causation evidence in the MDL and JCCP. Both motions were granted in March 2021 and April 2021, respectively. The MDL decision is final as to Amylin and Lilly and all MDL claims have been dismissed. As of September 2022, all of the plaintiffs in the JCCP (including injury plaintiffs and spouse/beneficiary plaintiffs) alleging claims against Amylin and Lilly have dismissed their claims with prejudice. In October 2022, all thyroid cancer claims that were pending in federal court were dismissed as well. BMS sold Byetta* to AstraZeneca in February 2014 as part of BMS’s global diabetes business divestiture and any additional liability to Amylin with respect to Byetta* is expected to be shared with AstraZeneca.

Onglyza*

BMS and AstraZeneca are co-defendants in product liability litigation related to Onglyza*. Plaintiffs assert claims, including claims for wrongful death, as a result of heart failure or other cardiovascular injuries they allege were caused by their use of Onglyza*. In February 2018, the Judicial Panel on Multidistrict Litigation ordered all the federal Onglyza* cases to be transferred to an MDL in the U.S. District Court for the Eastern District of Kentucky. A significant majority of the claims are pending in the MDL, with others pending in a coordinated proceeding in California Superior Court in San Francisco (“JCCP”). On September 24, 2021, the JCCP court granted defendants’ motion to exclude plaintiffs’ only general causation expert and on January 5, 2022, the MDL court likewise granted defendants’ motion to exclude plaintiffs’ expert. On March 30, 2022, the JCCP court granted summary judgment to defendants, thus effectively dismissing the 18 claims previously pending in California state court. Plaintiffs have filed an appeal. Defendants filed a summary judgment motion in the MDL as well, which the MDL court granted on August 2, 2022. Plaintiffs in the MDL have moved to alter or amend the MDL court’s order, and defendants have opposed. As part of BMS’s global diabetes business divestiture, BMS sold Onglyza* to AstraZeneca in February 2014 and any potential liability with respect to Onglyza* is expected to be shared with AstraZeneca.

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

In November 2021, an alleged purchaser of CVRs filed a complaint in the Supreme Court of the State of New York for New York County asserting claims on behalf of a putative class of CVR acquirers for violations of sections 11(a) and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, and certain BMS officers who signed the registration statement. BMS removed the action to the U.S. District Court for the Southern District of New York. The plaintiff filed a motion to remand the action to the state court, which the court granted on September 19, 2022.

In November 2021, an alleged Celgene stockholder filed a complaint in the Superior Court of New Jersey, Union County asserting claims on behalf of two separate putative classes, one of acquirers of CVRs and one of acquirers of BMS common stock, for violations of sections 11(a), 12(a)(2), and 15 of the Securities Act of 1933. The complaint alleges that the registration statement filed in connection with the proposed merger transaction between Celgene and BMS was materially false or misleading because it failed to disclose that allegedly BMS had no intention at the time to obtain FDA approval for liso-cel (Breyanzi) by the contractual milestone date. The complaint asserts claims against BMS, the members of its board of directors at the time of the joint proxy statement, certain BMS officers who signed the registration statement and Celgene’s former chairman and chief executive officer. BMS removed the action to the U.S. District Court for the District of New Jersey and filed a motion to transfer the action to the U.S. District Court for the Southern District of New York. The plaintiff filed a motion to remand the action to the state court, which the court granted on September 22, 2022.

No trial dates have been scheduled in any of the above CVR Litigations.

OTHER LITIGATION

HIV Medication Antitrust Litigations
BMS was sued with three other manufacturers of HIV medications in related lawsuits in the Northern District of California. The initial lawsuits, filed on behalf of indirect purchasers, alleged that the defendants’ agreements to develop and sell fixed-dose combination products for the treatment of HIV, including Atripla* and Evotaz, violate antitrust laws. In July 2020, the Court granted in part defendants’ motion to dismiss, including dismissing with prejudice plaintiffs’ claims as to an overarching conspiracy and plaintiffs’ theories based on the alleged payment of royalties after patent expiration. Other claims, however, remained. In October 2021, BMS entered a settlement agreement with the indirect purchasers. On May 6, 2022, the Court granted final approval of that settlement.

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

On September 22, 2021, two additional non-class action direct purchaser complaints were filed by a number of retail pharmacy and grocery store chains against BMS and two other manufacturers of HIV medications. Those complaints made allegations similar to those raised in the other federal court cases and the New Mexico state court case described below. In January 2022, BMS entered into an agreement to settle the cases filed against it by the retail pharmacy and grocery store chains, and those cases were dismissed.

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

In December 2021, five additional non-class-action indirect purchaser cases were filed in the Northern District of California, and one additional non-class-action indirect purchaser case was filed in California state court naming BMS and two other manufacturers as defendants. Those complaints made allegations similar to those in the other federal court cases. In February 2022, BMS reached a settlement agreement with one of the non-class-action indirect purchaser plaintiffs and that case was dismissed. In April 2022, two additional indirect purchaser plaintiffs filed non-class suits against BMS and other defendants. In July 2022, BMS entered into a settlement agreement resolving these seven remaining indirect purchaser cases.

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

In March 2019, Humana Inc. (“Humana”), which opted out of the above settlement, filed a lawsuit against Celgene in the U.S. District Court for the District of New Jersey. Humana’s complaint makes largely the same claims and allegations as were made in the Thalomid and Revlimid antitrust class action litigation. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. In May 2019, Celgene filed a motion to dismiss Humana’s complaint. In April 2022, the Court issued an order denying Celgene’s motion to dismiss. That order addressed only Celgene’s argument that certain of Humana’s claims were barred by the statute of limitations. The Court’s order did not address Celgene’s other grounds for dismissal and instead directed Celgene to present those arguments in a renewed motion to dismiss following the filing of amended complaints. In May 2022, Humana filed an amended complaint against Celgene and BMS asserting the same claims based on additional factual allegations. Celgene and BMS have served a renewed motion to dismiss. No trial date has been scheduled.

United HealthCare Services, Inc. (“UHS”), Blue Cross Blue Shield Association (“BCBSA”), BCBSM Inc., Health Care Service Corporation (“HCSC”), Blue Cross and Blue Shield of Florida Inc., Cigna Corporation (“Cigna”), Molina Healthcare, Inc. (“Molina”) and several MSP related entities (MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; MAO-MSO Recovery II, LLC, Series PMPI, a segregated series of MAO-MSO Recovery II, LLC; MSP Recovery Claims Series 44, LLC; MSP Recovery Claims PROV, Series LLC; and MSP Recovery Claims CAID, Series LLC (together, “MSP”)) filed lawsuits making largely the same claims and allegations as were made in the class action litigation and in the Humana opt-out action. Certain of the matters have made additional claims related to copay assistance for Thalomid and Revlimid. These cases are now pending in the U.S. District Court for the District of New Jersey and will proceed as described above with respect to the Humana opt-out action filed in March 2019. No trial dates have been scheduled.

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

In May 2018, Humana filed a lawsuit against Celgene in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges Celgene engaged in unlawful off-label marketing in connection with sales of Thalomid and Revlimid and asserts claims against Celgene for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. Humana subsequently dismissed its claims for breach of contract voluntarily. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. A trial has been scheduled for January 2023.

In May 2020, Celgene filed suit against Humana Pharmacy, Inc. (“HPI”), a Humana subsidiary, in Delaware Superior Court. Celgene’s complaint alleges that HPI breached its contractual obligations to Celgene by assigning claims to Humana that Humana is now asserting. The complaint seeks damages for HPI’s breach as well as a declaratory judgment. A trial has been scheduled for March 2023.

BeiGene Arbitration Matter
On July 5, 2017,Celgene Logistics Sàrl (“Celgene Logistics”) and BeiGene, Ltd. (together with its assignees, “BeiGene”), entered into a License and Supply Agreement (the “LSA”) pursuant to which BeiGene was granted, among other things, an exclusive license to distribute and commercialize Revlimid, Vidaza and Abraxane in China.

BeiGene initiated an arbitration proceeding against Celgene Logistics and BMS at the International Chamber of Commerce in June 2020, asserting various claims, including breach of contract under the LSA. In October 2021, Celgene Logistics delivered notice to BeiGene terminating the LSA with respect to Abraxane. A final hearing on the merits was held in June 2022, and the parties have completed post-hearing briefing.

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

CERCLA and Other Remediation Matters

With respect to CERCLA and other remediation matters for which BMS is responsible under various state, federal and international laws, BMS typically estimates potential costs based on information obtained from the U.S. Environmental Protection Agency, or counterpart state or foreign agency and/or studies prepared by independent consultants, including the total estimated costs for the site and the expected cost-sharing, if any, with other “potentially responsible parties,” and BMS accrues liabilities when they are probable and reasonably estimable. BMS estimated its share of future costs for these sites to be $87 million as of September 30, 2022, which represents the sum of best estimates or, where no best estimate can reasonably be made, estimates of the minimal probable amount among a range of such costs (without taking into account any potential recoveries from other parties). The amount includes the estimated costs for any additional probable loss associated with the previously disclosed North Brunswick Township High School Remediation Site.

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

EXECUTIVE SUMMARY

Bristol-Myers Squibb Company is a global biopharmaceutical company whose mission is to discover, develop and deliver innovative medicines that help patients prevail over serious diseases. Our principal strategy is to combine the resources, scale and capability of a pharmaceutical company with the speed and focus on innovation of the biotech industry. Our focus as a biopharmaceutical company is on discovering, developing and delivering transformational medicines for patients facing serious diseases in areas where we believe that we have an opportunity to make a meaningful difference: oncology (both solid tumors and hematology), immunology, cardiovascular and neurology. Our priorities are to continue to renew and diversify our portfolio through launching our new product portfolio, advancing our early, mid and late-stage pipeline, and executing disciplined business development. We remain committed to reducing our debt and returning capital to shareholders. For further information on our strategy, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Strategy” in our 2021 Form 10-K. Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for terms used throughout the document.

In 2022, we have received 17 approvals for new medicines and additional indications and formulations of currently marketed medicines in major markets (the U.S., EU and Japan), including advancement in oncology through FDA and EC approval of Opdualag, the first PD-1 inhibitor and LAG-3 blocking antibody combination. Additionally, in the U.S., EU and Japan, two Opdivo based regimens as first line treatments for unresectable advanced or metastatic ESCC were approved. We continue to advance and invest in our cell therapy portfolio through the approval of Abecma in Japan for the treatment of multiple myeloma, and approvals of Breyanzi for the second-line and third-line treatments of relapsed or refractory diffuse large B-cell lymphoma in the U.S. and EU, respectively. We continue the expansion of our cell therapy manufacturing capabilities at our existing facilities in Washington and New Jersey, as well as through the construction of new state-of-the-art manufacturing facilities in Massachusetts and in Leiden, Netherlands. In September 2022, we obtained approvals in the U.S. and Japan for Sotyktu (deucravacitinib), which expanded our portfolio in immunology for the treatment of plaque psoriasis. Within cardiovascular, we broadened our New Product Portfolio with the FDA approval of Camzyos (mavacamten) for patients with symptomatic obstructive HCM. In addition, in August 2022, we acquired Turning Point, a precision oncology company, with the goal of expanding our solid tumor portfolio with the addition of repotrectinib and other pipeline assets.
Our revenues increased by 1% for the nine months ended September 30, 2022 due to In-Line Products (primarily Eliquis and Opdivo) and New Product Portfolio (primarily Abecma, Opdualag and Reblozyl), partially offset by Recent LOE Products (primarily Revlimid) and the impact of foreign exchange. The $0.05 decrease in GAAP EPS primarily resulted from specified items, including equity investment and contingent consideration fair value adjustments, partially offset by lower impairment charges and higher divestiture gains in 2022. After adjusting for specified items, non-GAAP EPS increased $0.57 as a result of lower weighted-average common shares outstanding, higher royalties and licensing income and lower Acquired IPRD charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2022	2021	2022	2021
Total Revenues	$11,218	$11,624	$34,753	$34,400

Diluted Earnings Per Share
GAAP	$0.75	$0.69	$2.00	$2.05
Non-GAAP	1.99	1.93	5.88	5.31

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

Economic and Market Factors

Governmental Actions

Our products continue to be subject to increasing pressures across the portfolio from pharmaceutical market access and pricing controls and discounting, changes to tax and importation laws and other restrictions in the U.S., the EU and other regions around the world that result in lower prices, lower reimbursement rates and smaller populations for whom payers will reimburse, which can negatively impact our results of operations (including intangible asset impairment charges), operating cash flow, liquidity and financial flexibility. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") which provides for (i) the government to negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Part B drugs (beginning in 2028), (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Part D and 2023 for Part B, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of this legislation is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain. Additionally, in connection with the IRA the following changes have been made to U.S. tax laws, including (i) a 15% minimum tax that generally applies to U.S. corporations on adjusted financial statement income beginning in 2023 and (ii) a non-deductible 1% excise tax provision on net stock repurchases, to be applied to repurchases beginning in 2023. We continue to evaluate the impact of the IRA legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations. Furthermore, countries are expected to make changes to their tax laws and updates to international tax treaties to implement the agreement by the Organization for Economic Co-operation and Development to establish a global minimum tax. See risk factors on these items included under “Part I—Item 1A. Risk Factors—Product, Industry and Operational Risks—Increased pricing pressure and other restrictions in the U.S. and abroad continue to negatively affect our revenues and profit margins” and “—Changes to tax regulations could negatively impact our earnings” in our 2021 Form 10-K.

In February 2022, the Russian Federation invaded Ukraine. As a result, the U.S. and many other countries have implemented extensive sanctions on the Russian Federation, with which BMS continues to fully comply. In June 2022, we transferred our commercial operations in the Russian Federation to a third-party distributor and incurred $38 million of exit costs through September 30, 2022. Our remaining net assets in the Russian Federation are not material. The Russian Federation and Ukraine represent less than 1% of our total revenues, net assets, workforce and clinical trials, and while the situation continues to evolve, as of now, we do not anticipate any significant negative impacts on our business. For a more complete discussion of the risks we encounter in our business, please refer to “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K.

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

Significant Product and Pipeline Approvals

The following is a summary of the significant approvals received in 2022 as of October 26, 2022:

Product	Date	Approval

Sotyktu	September 2022
Japan's Ministry of Health, Labour and Welfare approval of Sotyktu for treatment of plaque psoriasis, generalized pustular psoriasis, or erythrodermic psoriasis, for patients who have had an inadequate response to conventional therapies.

Opdualag	September 2022	EC approval of Opdualag for the first-line treatment of advanced (unresectable or metastatic) melanoma in adults and adolescents 12 years of age and older with tumor cell PD-L1 expression < 1%.

Sotyktu	September 2022	FDA approval of Sotyktu for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

Breyanzi	June 2022
FDA approval of Breyanzi for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after one line of therapy who are not eligible for transplant or who relapsed within 12 months of first-line chemoimmunotherapy.

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

Camzyos	April 2022	FDA approval of Camzyos for the treatment of adults with symptomatic obstructive HCM.

Breyanzi	April 2022
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

Refer to “—Product and Pipeline Developments” for the developments in our marketed products and late-stage pipeline since the start of the third quarter of 2022.

Acquisitions, Divestitures, Licensing and Other Arrangements

Refer to “Item 1. Financial Statements—Note 3. Alliances” and “—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for information on significant acquisitions, divestitures, licensing and other arrangements.

RESULTS OF OPERATIONS

Regional Revenues

The composition of the changes in revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in Millions	2022	2021	% Change	Foreign Exchange(b)	2022	2021	% Change	Foreign Exchange(b)
United States	$7,941	$7,296	9%	—	$23,903	$21,694	10%	—
International	3,062	4,052	(24)%	(10)%	10,216	12,075	(15)%	(9)%
Other(a)	215	276	(22)%	—	634	631	—	—
Total	$11,218	$11,624	(3)%	(3)%	$34,753	$34,400	1%	(3)%
(a)    Other revenues include royalties and alliance-related revenues for products not sold by our regional commercial organizations.
(b)    Foreign exchange impacts were derived by applying the prior period average currency rates to the current period sales.

United States

•U.S. revenues for the third quarter of 2022 and year-to-date increased primarily due to Eliquis, Opdivo and our New Product Portfolio, partially offset by our Recent LOE Products. Average U.S. net selling prices increased 4% year-to-date compared to the same period a year ago.

International

•International revenues for the third quarter of 2022 and year-to-date decreased primarily due to lower demand for Revlimid as a result of generic erosion and foreign exchange impacts. Average net selling prices decreased compared to the same period a year ago.

No single country outside the U.S. contributed more than 10% of total revenues during the nine months ended September 30, 2022 and 2021. Our business is typically not seasonal.

GTN Adjustments

The reconciliation of gross product sales to net product sales by each significant category of GTN adjustments was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
Gross product sales	$17,606	$17,335	2%	$51,555	$49,676	4%
GTN adjustments
Charge-backs and cash discounts	(1,907)	(1,908)	—	(5,420)	(5,214)	4%
Medicaid and Medicare rebates	(3,295)	(2,625)	26%	(8,003)	(6,482)	23%
Other rebates, returns, discounts and adjustments	(1,591)	(1,559)	2%	(4,526)	(4,534)	—
Total GTN adjustments	(6,793)	(6,092)	12%	(17,949)	(16,230)	11%
Net product sales	$10,813	$11,243	(4)%	$33,606	$33,446	—

GTN adjustments percentage	38%	35%	3%	35%	32%	3%
U.S.	43%	42%	1%	40%	39%	1%
Non-U.S.	18%	17%	1%	17%	17%	—

Reductions to provisions for product sales made in prior periods resulting from changes in estimates were $10 million and $207 million for the three and nine months ended September 30, 2022 and $10 million and $282 million for the three and nine months ended September 30, 2021, respectively. The reductions to provisions primarily related to Non-U.S. revisions in clawback amounts primarily driven by the VAT recoverable estimates in 2022 and Eliquis coverage gap discounts in 2021. GTN adjustments are primarily a function of product sales volume, regional and payer channel mix, contractual or legislative discounts and rebates. U.S. GTN adjustments percentage increased primarily due to higher government channel mix, which has higher GTN adjustment percentages.

Product Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
In-Line Products
Eliquis	$2,655	$2,413	10%	$9,101	$8,091	12%
U.S.	1,729	1,315	31%	6,068	4,960	22%
Non-U.S.	926	1,098	(16)%	3,033	3,131	(3)%

Opdivo	2,047	1,905	7%	6,033	5,535	9%
U.S.	1,243	1,062	17%	3,547	3,082	15%
Non-U.S.	804	843	(5)%	2,486	2,453	1%

Pomalyst/Imnovid	886	851	4%	2,620	2,478	6%
U.S.	640	586	9%	1,813	1,665	9%
Non-U.S.	246	265	(7)%	807	813	(1)%

Orencia	883	870	1%	2,551	2,442	4%
U.S.	682	644	6%	1,928	1,773	9%
Non-U.S.	201	226	(11)%	623	669	(7)%

Sprycel	560	551	2%	1,587	1,562	2%
U.S.	402	346	16%	1,079	946	14%
Non-U.S.	158	205	(23)%	508	616	(18)%

Yervoy	523	515	2%	1,563	1,481	6%
U.S.	322	313	3%	959	935	3%
Non-U.S.	201	202	—	604	546	11%

Empliciti	73	82	(11)%	225	253	(11)%
U.S.	47	48	(2)%	141	150	(6)%
Non-U.S.	26	34	(24)%	84	103	(18)%

Mature and other products	441	480	(8)%	1,338	1,459	(8)%
U.S.	144	152	(5)%	424	434	(2)%
Non-U.S.	297	328	(9)%	914	1,025	(11)%

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
New Product Portfolio
Reblozyl	190	160	19%	518	400	30%
U.S.	156	147	6%	434	355	22%
Non-U.S.	34	13	**	84	45	87%

Abecma	107	71	51%	263	95	**
U.S.	75	67	12%	203	91	**
Non-U.S.	32	4	**	60	4	**

Zeposia	69	40	73%	171	86	99%
U.S.	50	32	56%	119	65	83%
Non-U.S.	19	8	**	52	21	**

Breyanzi	44	30	47%	127	47	**
U.S.	35	29	21%	109	46	**
Non-U.S.	9	1	**	18	1	**

Inrebic	21	22	(5)%	62	54	15%
U.S.	17	20	(15)%	52	50	4%
Non-U.S.	4	2	100%	10	4	**

Onureg	32	21	52%	87	48	81%
U.S.	24	21	14%	68	47	45%
Non-U.S.	8	—	N/A	19	1	**

Opdualag	84	—	N/A	148	—	N/A
U.S.	84	—	N/A	148	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Camzyos	5	—	N/A	8	—	N/A
U.S.	5	—	N/A	8	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A

Sotyktu	1	—	N/A	1	—	N/A
U.S.	1	—	N/A	1	—	N/A
Non-U.S.	—	—	N/A	—	—	N/A
Recent LOE Products(a)
Revlimid	2,420	3,347	(28)%	7,718	9,493	(19)%
U.S.	2,170	2,303	(6)%	6,338	6,425	(1)%
Non-U.S.	250	1,044	(76)%	1,380	3,068	(55)%

Abraxane	177	266	(33)%	632	876	(28)%
U.S.	115	211	(45)%	464	670	(31)%
Non-U.S.	62	55	13%	168	206	(18)%

Total Revenues	11,218	11,624	(3)%	34,753	34,400	1%
U.S.	7,941	7,296	9%	23,903	21,694	10%
Non-U.S.	3,277	4,328	(24)%	10,850	12,706	(15)%
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

•U.S. revenues increased 31% in the third quarter of 2022 and 22% year-to-date due to higher demand and higher average net selling prices, including favorable GTN adjustments. A majority of Eliquis patients enter the coverage gap during the third and fourth quarters which results in lower revenues during the second half of the year.

•International revenues decreased 16% in the third quarter of 2022 primarily due to foreign exchange impacts of 14% and lower average net selling prices. Excluding foreign exchange impacts, revenues decreased by 2%.

International revenues decreased 3% year-to-date due to foreign exchange impacts of 11% and lower average net selling prices, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 8%.

•Following the May 2021 expiration of regulatory exclusivity for Eliquis in Europe, and court decisions in (i) the United Kingdom finding the UK apixaban composition of matter patent and related SPC invalid and (ii) the Netherlands denying a BMS request for a preliminary injunction that would have prevented an at-risk generic launch, generic manufacturers have begun marketing generic versions of Eliquis in the UK and the Netherlands, and may seek to market generic versions of Eliquis in additional countries in Europe, prior to the expiration of our patents, which may lead to additional infringement and invalidity actions involving our Eliquis patents being filed in various countries in Europe. We believe in the innovative science behind Eliquis and the strength of our intellectual property, which we will defend against infringement. Refer to “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies—Intellectual Property” for further information.

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

•U.S. revenues increased 17% in the third quarter of 2022 and 15% year-to-date due to higher demand across multiple indications including the Opdivo+Yervoy combinations for NSCLC, Opdivo+Cabometyx* combination for kidney cancer, bladder and various gastric and esophageal cancers, partially offset by declining second-line eligibility across tumor indications and increased competition.

•International revenues decreased 5% in the third quarter of 2022 due to foreign exchange impacts of 13%, partially offset by higher demand as a result of additional indication launches and core indications. Excluding foreign exchange impacts, revenues increased 8%.

•International revenues increased 1% year-to-date due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 10%. Excluding foreign exchange impacts, revenues increased 11%.

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

•U.S. revenues increased 9% in both the third quarter of 2022 and year-to-date due to higher average net selling prices and higher demand.

•International revenues decreased 7% in the third quarter of 2022 and 1% year-to-date primarily due to foreign exchange impacts of 13% and 10%, respectively, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 6% and 9%, respectively.

Orencia (abatacept) — a fusion protein indicated for adult patients with moderate to severe active RA and PsA and is also indicated for reducing signs and symptoms in certain pediatric patients with moderately to severely active polyarticular JIA.

•U.S. revenues increased 6% in the third quarter of 2022 and 9% year-to-date due to higher demand and higher average selling net selling prices.

•International revenues decreased 11% in the third quarter of 2022 and 7% year-to-date due to foreign exchange impacts of 13% and 10%, respectively, partially offset by higher demand. Excluding foreign exchange impacts, revenues increased by 2% and 3%, respectively.

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

•U.S. revenues increased 16% in the third quarter of 2022 and 14% year-to-date due to higher average net selling prices and higher demand.
•International revenues decreased 23% in the third quarter of 2022 and 18% year-to-date due to foreign exchange impacts of 13% and 11%, respectively and lower demand as a result of generic erosion. Excluding foreign exchange impacts, revenues decreased by 10% and 7%, respectively.

Yervoy (ipilimumab) — a monoclonal antibody for the treatment of patients with unresectable or metastatic melanoma. The Opdivo+Yervoy regimen also is approved in multiple markets for the treatment of NSCLC, melanoma, MPM, RCC, CRC and esophageal cancer.

•U.S. revenues increased 3% in both the third quarter of 2022 and year-to-date due to higher average net selling prices, partially offset by lower demand.

•International revenues remained constant in the third quarter of 2022 primarily due to higher demand as a result of additional indication launches and core indications, offset by foreign exchange impacts of 14%. Excluding foreign exchange impacts, revenues increased by 14%.

•International revenues increased 11% year-to-date due to higher demand as a result of additional indication launches and core indications, partially offset by foreign exchange impacts of 12% and lower average net selling prices. Excluding foreign exchange impacts, revenues increased by 23%.

Empliciti (elotuzumab) — a humanized monoclonal antibody for the treatment of multiple myeloma.

Mature and other products — includes all other products, including those which have lost exclusivity in major markets, OTC products, royalty revenue and mature products.

•International revenues decreased 9% in the third quarter of 2022 and 11% year-to-date primarily due to foreign exchange impacts of 5% and 4% and continued generic erosion. Excluding foreign exchange impacts, revenues decreased by 4% and 7%, respectively.

Reblozyl (luspatercept-aamt) — an erythroid maturation agent indicated for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell transfusions and for the treatment of anemia failing an ESA in adult patients with very low- to intermediate-risk MDS who have ring sideroblasts and require RBC transfusions.

•U.S. revenues increased 6% in the third quarter of 2022 and 22% year-to-date primarily due to higher demand.

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

Opdualag (nivolumab and relatlimab-rmbw) — a combination of nivolumab, a PD-1 blocking antibody, and relatlimab, a LAG-3 blocking antibody, indicated for the treatment of adult and pediatric patients 12 years of age or older with unresectable or metastatic melanoma. Opdualag was launched in March 2022.

Camzyos (mavacamten) — a cardiac myosin inhibitor indicated for the treatment of adults with symptomatic obstructive HCM to improve functional capacity and symptoms. Camzyos was launched in April 2022.

Sotyktu (deucravacitinib) — an oral, selective, allosteric tyrosine kinase 2 inhibitor indicated for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Sotyktu was launched in September 2022.

Revlimid (lenalidomide) — an oral immunomodulatory drug that in combination with dexamethasone is indicated for the treatment of patients with multiple myeloma. Revlimid as a single agent is also indicated as a maintenance therapy in patients with multiple myeloma following autologous hematopoietic stem cell transplant.

•U.S. revenues decreased 6% in the third quarter of 2022 and 1% year-to-date due to lower demand from generic erosion, partially offset by higher average net selling prices.

•International revenues decreased 76% in the third quarter of 2022 and 55% year-to-date due to generic erosion across several European countries and Canada, lower average net selling prices and foreign exchange impacts of 3% and 4%, respectively. Excluding foreign exchange impacts, revenues decreased by 73% and 51%, respectively.

•In the U.S., certain third parties have been granted volume-limited licenses to sell generic lenalidomide beginning in March 2022 or thereafter. Pursuant to these licenses, several generics have entered or are expected to enter the U.S. market with volume-limited quantities of generic lenalidomide. In the EU, generic lenalidomide products have entered the market. In Japan, the composition of matter patent expired in July 2022, however BMS is not aware of any generic approvals. Global revenues for Revlimid are expected to decline to approximately $9.0 billion to $9.5 billion in 2022.

Abraxane (paclitaxel albumin-bound particles for injectable suspension) — a solvent-free protein-bound chemotherapy product that combines paclitaxel with albumin using our proprietary Nab technology platform, and is used to treat breast cancer, NSCLC and pancreatic cancer, among others.

•U.S. revenues decreased 45% in the third quarter of 2022 and 31% year-to-date due to entry of authorized generics and lower demand. Year-to-date was also impacted by manufacturing delays in the first quarter of 2022. Revenues in the second and third quarter of 2022 include product supply sales and profit sharing fees resulting from authorized generic arrangements.

•International revenues increased 13% in the third quarter of 2022 due to higher demand as the manufacturing delays experienced in the prior year were substantially resolved, partially offset by foreign exchange impacts of 7%. Excluding foreign exchange impacts, revenues increased by 20%.

•International revenues decreased 18% year-to-date due to lower demand as a result of generic erosion and foreign exchange impacts of 4%. Excluding foreign exchange impacts, revenues decreased by 14%. During the first quarter of 2022, the manufacturing delays experienced in the U.S. and International were substantially resolved.

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

Sotyktu had 2.3 months of inventory on hand as of September 30, 2022 in the U.S to support the product launch. The inventory is expected to be worked down as demand increases post launch.

Reblozyl had 1.1 months of inventory on hand internationally in the distribution channel as of June 30, 2022 compared to 0.9 months of inventory on hand as of March 31, 2022 primarily to support the product launch in China and minimum stocking requirements in Greece.

In the U.S., we generally determine our months on hand estimates using inventory levels of product on hand and the amount of out-movement provided by our three largest wholesalers, which accounted for approximately 79% of total gross sales of U.S. products for the nine months ended September 30, 2022. Factors that may influence our estimates include generic competition, seasonality of products, wholesaler purchases in light of increases in wholesaler list prices, new product launches, new warehouse openings by wholesalers and new customer stockings by wholesalers. In addition, these estimates are calculated using third-party data, which may be impacted by their recordkeeping processes.

Revlimid and Pomalyst are distributed in the U.S. primarily through contracted pharmacies under the Lenalidomide REMS (Revlimid) and Pomalyst REMS programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of Revlimid and Pomalyst. Internationally, Revlimid and Imnovid are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the products’ safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

Camzyos is only available through a restricted program called the Camzyos REMS Program. Product distribution is limited to REMS certified pharmacies, and enrolled pharmacies must only dispense to patients who are authorized to receive Camzyos.

Our non-U.S. businesses have significantly more direct customers. Information on available direct customer product level inventory and corresponding out-movement information and the reliability of third-party demand information varies widely. We limit our direct customer sales channel inventory reporting to where we can influence demand. When this information does not exist or is otherwise not available, we have developed a variety of methodologies to estimate such data, including using historical sales made to direct customers and third-party market research data related to prescription trends and end-user demand. Given the difficulties inherent in estimating third-party demand information, we evaluate our methodologies to estimate direct customer product level inventory and to calculate months on hand on an ongoing basis and make changes as necessary. Factors that may affect our estimates include generic competition, seasonality of products, price increases, new product launches, new warehouse openings by direct customers, new customer stockings by direct customers and expected direct customer purchases for governmental bidding situations. As such, all of the information required to estimate months on hand in the direct customer distribution channel for non-U.S. business for the quarter ended September 30, 2022 is not available prior to the filing of this Quarterly Report on Form 10-Q. We will disclose any product with levels of inventory in excess of one month on hand or expected demand for the current quarter, subject to a de minimis exception, in our next quarterly report on Form 10-Q.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Dollars in Millions	2022	2021	% Change	2022	2021	% Change
Cost of products sold(a)	$2,353	$2,291	3%	$7,544	$7,584	(1)%
Marketing, selling and administrative	1,930	1,788	8%	5,548	5,336	4%
Research and development	2,418	2,980	(19)%	6,999	7,677	(9)%
Acquired IPRD	30	271	(89)%	763	1,070	(29)%
Amortization of acquired intangible assets	2,418	2,546	(5)%	7,252	7,606	(5)%
Other (income)/expense, net	(140)	(409)	(66)%	793	(1,113)	**
Total Expenses	$9,009	$9,467	(5)%	$28,899	$28,160	3%
**    In excess of +/- 100%.
(a)    Excludes amortization of acquired intangible assets.

Cost of Products Sold

Cost of products sold increased by $62 million in the third quarter of 2022, primarily due to higher profit sharing due to Eliquis revenue growth ($151 million) and higher costs resulting from expanding our cell therapy capabilities, partially offset by foreign exchange impacts and related hedging settlements ($214 million).

Cost of products sold decreased by $40 million year-to-date, primarily due to the impairment charges related to Inrebic EU regulatory approval milestones in 2021 ($315 million) and foreign exchange impacts and related hedging settlements ($553 million), partially offset by higher profit sharing due to Eliquis revenue growth ($529 million) and higher costs resulting from expanding our cell therapy capabilities.

Marketing, Selling and Administrative

Marketing, selling and administrative expenses increased $142 million in the third quarter of 2022 and $212 million year-to-date primarily due to higher costs to support new product launches and the cash settlement of Turning Point unvested stock awards ($73 million), partially offset by foreign exchange impacts.

Research and Development

Research and development expense decreased by $562 million in the third quarter of 2022, and $678 million year-to-date, primarily due to IPRD impairment charges in 2021 ($610 million in the third quarter and $840 million year-to-date), lower clinical development costs and foreign exchange impacts, partially offset by the cash settlement of Turning Point unvested stock awards ($80 million) and the unwinding of inventory purchase price adjustments for clinical use during 2022 ($22 million in the third quarter and $130 million year-to-date).

Acquired IPRD

Acquired IPRD charges resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Eisai upfront collaboration fee	$—	$—	$—	$650
Agenus upfront license fee	—	200	—	200
Mavacamten royalty extinguishment	—	—	295	—
Dragonfly milestone	—	5	175	5
Immatics upfront license fee	—	—	150	—
BridgeBio upfront license fee	—	—	90	—
Prothena opt-in license fee	—	—	—	80
GentiBio upfront license fee	30	—	30	—
Other	—	66	23	135
Acquired IPRD charges	$30	$271	$763	$1,070

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets decreased by $128 million in the third quarter of 2022 and $354 million year-to-date, due to a change in the expected expiration of the market exclusivity period for Pomalyst to the first quarter of 2026.

Other (Income)/Expense, Net

Other (income)/expense, net changed by $269 million in the third quarter of 2022 and $1.9 billion year-to-date, primarily due to equity investments, contingent value rights and other items discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Interest expense	$299	$328	$938	$1,011
Royalties and licensing income	(579)	(425)	(1,564)	(1,197)
Equity investment losses/(income)	14	(465)	966	(1,214)
Integration expenses	114	141	343	434
Contingent consideration	—	—	1	(510)
Loss on debt redemption	—	—	266	281
Provision for restructuring	17	27	60	150
Litigation and other settlements	44	13	32	49
Divestiture losses/(gains)	—	2	(211)	(9)
Other	(49)	(30)	(38)	(108)
Other (income)/expense, net	$(140)	$(409)	$793	$(1,113)

•Royalties and licensing income includes diabetes business royalties, Keytruda* royalties, Tecentriq* royalties and milestones for products that have not obtained commercial approval. Refer to “Item 1. Financial Statements—Note 4. Acquisitions, Divestitures, Licensing and Other Arrangements” for further information.
•Equity investment losses/(income) includes fair value adjustments for investments that have readily determinable fair value and observable price changes for investments without readily determinable fair values resulting primarily from initial public offerings or third-party acquisitions of entities which we held an ownership interest. Our share of income or loss from equity method investments is primarily due to fair value adjustments attributed to limited partnerships. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for more information.
•Integration expenses primarily includes consulting fees to implement Celgene and other acquisition integration initiatives related to processes and systems.
•Contingent consideration primarily includes fair value adjustments resulting from the change in the traded price of contingent value rights issued with the Celgene acquisition. The contractual obligation to pay the contingent value rights terminated in January 2021 because the FDA did not approve liso-cel (JCAR017) by December 31, 2020.
•Loss on debt redemption resulted from the early redemption of long-term debt of $6.0 billion in 2022 and $3.5 billion in 2021.
•Provision for restructuring includes exit and other costs primarily related to the Celgene acquisition plan. We achieved the annualized pre-tax cost savings of at least $3.0 billion. Refer to “Item 1. Financial Statements—Note 6. Restructuring” for further information.
•Litigation and other settlements includes expenses for intellectual property and promotional practice matters, as further described in Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies”. In addition, year-to-date 2022 includes income of $40 million resulting from a settlement resolving all legal claims and business interests pertaining to Nimbus’ TYK2 inhibitor. The settlement also provides for contingent development, regulatory and sales-based milestones payable to BMS upon the occurrence of certain events.
•Divestiture gains resulted from the divestiture of product rights for several mature products in 2022.
•Other includes foreign exchange, interest income, transition service fees, as well as exit costs of $38 million resulting from the transition of our commercial operations in the Russian Federation to a third-party distributor and acquisition costs of $32 million related to the Turning Point acquisition in 2022.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Earnings Before Income Taxes	$2,209	$2,157	$5,854	$6,240
Provision for Income Taxes	601	605	1,534	1,598
Effective Tax Rate	27.2%	28.0%	26.2%	25.6%

Impact of Specified Items	(10.3)%	(13.4)%	(9.6)%	(9.3)%
Effective Tax Rate Excluding Specified Items	16.9%	14.6%	16.6%	16.3%

The tax impact attributed to specified items was primarily due to low jurisdictional tax rates attributed to the unwinding of inventory fair value adjustments and intangible asset amortization and contingent value rights fair value adjustments that were not taxable in 2021. The 2.3% increase in the effective tax rate excluding specified items was due to changes in previously estimated annual effective tax rates resulting from jurisdictional earnings mix in the third quarter of both periods. Refer to “Item 1. Financial Statements—Note 7. Income Taxes” for additional information.
Non-GAAP Financial Measures

Our non-GAAP financial measures, such as non-GAAP earnings and related EPS information, are adjusted to exclude certain costs, expenses, gains and losses and other specified items that are evaluated on an individual basis. These items are adjusted after considering their quantitative and qualitative aspects and typically have one or more of the following characteristics, such as being highly variable, difficult to project, unusual in nature, significant to the results of a particular period or not indicative of past or future operating results. These items are excluded from non-GAAP earnings and related EPS information because the Company believes they neither relate to the ordinary course of the Company's business nor reflect the Company's underlying business performance. Similar charges or gains were recognized in prior periods and will likely reoccur in future periods including (i) amortization of acquired intangible assets, including product rights that generate a significant portion of our ongoing revenue and will recur until the intangible assets are fully amortized, (ii) unwind of inventory purchase price adjustments, (iii) acquisition and integration expenses, (iv) restructuring costs, (v) accelerated depreciation and impairment of property, plant and equipment and intangible assets, (vi) divestiture gains or losses, (vii) stock compensation resulting from acquisition-related equity awards (viii) pension, legal and other contractual settlement charges, (ix) equity investment and contingent value rights fair value adjustments (including fair value adjustments attributed to limited partnership equity method investments) and (x) amortization of fair value adjustments of debt acquired from Celgene in our 2019 exchange offer, among other items. Deferred and current income taxes attributed to these items are also adjusted for considering their individual impact to the overall tax expense, deductibility and jurisdictional tax rates. We also provide international revenues for our priority products excluding the impact of foreign exchange. We calculate foreign exchange impacts by converting our current-period local currency financial results using the prior period average currency rates and comparing these adjusted amounts to our current-period results. Reconciliations of these non-GAAP measures to the most comparable GAAP measures are included in Exhibit 99.2 to our Form 8-K filed on October 26, 2022 and are incorporated herein by reference.

Beginning with the first quarter of 2022, significant R&D charges or other income resulting from upfront or contingent milestone payments in connection with asset acquisitions or licensing of third-party intellectual property rights are no longer excluded from our non-GAAP financial measures. We made these changes to our presentation of non-GAAP financial measures following comments from and discussions with the SEC. For purposes of comparability, the non-GAAP financial measures for the three and nine months ended September 30, 2021 have been updated to reflect this change.

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

Specified items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions	2022	2021	2022	2021
Inventory purchase price accounting adjustments	$86	$97	$240	$264
Intangible asset impairment	—	—	—	315
Site exit and other costs	—	—	43	24
Cost of products sold	86	97	283	603

Employee compensation charges	73	—	73	1
Site exit and other costs	—	1	6	—
Marketing, selling and administrative	73	1	79	1

IPRD impairments	58	610	98	840
Inventory purchase price accounting adjustments	22	1	130	1
Employee compensation charges	80	—	80	1
Site exit and other costs	—	1	—	1
Research and development	160	612	308	843

Amortization of acquired intangible assets	2,418	2,546	7,252	7,606

Interest expense(a)	(18)	(29)	(66)	(91)
Equity investment losses/(income)	12	(465)	962	(1,227)
Integration expenses	114	141	343	434
Contingent consideration	—	—	—	(510)
Loss on debt redemption	—	—	266	281
Provision for restructuring	17	27	60	150
Litigation and other settlements	36	—	(4)	—
Divestiture losses/(gains)	—	2	(211)	(9)
Other	28	—	70	—
Other (income)/expense, net	189	(324)	1,420	(972)

Increase to pretax income	2,926	2,932	9,342	8,081

Income taxes on items above	(268)	(137)	(987)	(732)

Increase to net earnings	$2,658	$2,795	$8,355	$7,349
(a)    Includes amortization of purchase price adjustments to Celgene debt.

The reconciliations from GAAP to Non-GAAP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Millions, except per share data	2022	2021	2022	2021
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – GAAP	$1,606	$1,546	$4,305	$4,622
Specified Items	2,658	2,795	8,355	7,349
Net Earnings Attributable to BMS Used for Diluted EPS Calculation – Non-GAAP	$4,264	$4,341	$12,660	$11,971

Weighted-Average Common Shares Outstanding – Diluted	2,148	2,243	2,154	2,253

Diluted Earnings Per Share Attributable to BMS – GAAP	$0.75	$0.69	$2.00	$2.05
Diluted EPS Attributable to Specified Items	1.24	1.24	3.88	3.26
Diluted EPS Attributable to BMS – Non-GAAP	$1.99	$1.93	$5.88	$5.31

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our net debt position was as follows:

Dollars in Millions	September 30, 2022	December 31, 2021
Cash and cash equivalents	$7,734	$13,979
Marketable debt securities – current	1,293	2,987
Total cash, cash equivalents and marketable debt securities	9,027	16,966
Short-term debt obligations	(2,132)	(4,948)
Long-term debt	(36,966)	(39,605)
Net debt position	$(30,071)	$(27,587)

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

We believe that our existing cash, cash equivalents and marketable debt securities together with cash generated from operations and, if required, from the issuance of commercial paper will be sufficient to satisfy our anticipated cash needs for at least the next few years, including dividends, capital expenditures, milestone payments, working capital, income taxes, restructuring initiatives, business development, business combinations, asset acquisitions, repurchase of common stock, debt maturities of approximately $10.6 billion through 2026, as well as any debt repurchases through redemptions or tender offers. As of September 30, 2022, our net debt position increased by $2.5 billion primarily due to common stock repurchases and dividends ($9.1 billion), and the Turning Point acquisition ($3.3 billion), partially offset by cash from operating activities ($9.8 billion).

We have a share repurchase program authorized by our Board of Directors allowing for repurchases of our shares. The specific timing and number of shares repurchased will be determined by our management at its discretion and will vary based on market conditions, securities law limitations and other factors. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. The repurchases may be effected through a combination of one or more open market repurchases, privately negotiated transactions, transactions structured through investment banking institutions and other derivative transactions, relying on Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The outstanding share repurchase authorization under the program was $15.2 billion as of December 31, 2021. During the first quarter of 2022, we executed ASR agreements to repurchase an aggregate $5.0 billion of common stock. In addition, as part of our share repurchase program, we repurchased 10 million shares of common stock for $701 million during the third quarter of 2022. The remaining share repurchase capacity under the share repurchase program was approximately $9.5 billion as of September 30, 2022. Refer to “Item 1. Financial Statements—Note 15. Equity” for additional information.

Dividend payments were $3.5 billion during the nine months ended September 30, 2022. Dividend per common share of $0.54 was declared during each of the first, second, and third quarters of 2022. Dividend decisions are made on a quarterly basis by our Board of Directors.

Annual capital expenditures were approximately $970 million in 2021 and are expected to be approximately $1.1 billion in 2022 and $1.2 billion in 2023. We continue to make capital expenditures in connection with the expansion of our manufacturing capabilities, research and development and other facility-related activities.

In 2022, we purchased an aggregate principal amount of $6.0 billion of certain of our debt securities for $6.6 billion of cash in tender offers and “make whole” redemptions. In connection with these transactions, a net $266 million loss on debt redemption was recognized based on the carrying value of the debt and included in Other (income)/expense, net.

In 2022, we issued an aggregate principal amount of $6.0 billion of debt with net proceeds of $5.9 billion. Refer to “Item 1. Financial Statements—Note 9. Financial Instruments and Fair Value Measurements” for further information.

At December 31, 2021, we had four separate revolving credit facilities totaling $6.0 billion, which consisted of a 364-day $2.0 billion facility which expired in January 2022, a three-year $1.0 billion facility which expired in January 2022 and two five-year $1.5 billion facilities that were extended to September 2025 and July 2026, respectively.

In January 2022, we entered into a five-year $5.0 billion facility expiring in January 2027, which is extendable annually by one year with the consent of the lenders. This facility provides for customary terms and conditions with no financial covenants and may be used to provide backup liquidity for our commercial paper borrowings. Concurrently with the entry into this facility, the commitments under our existing five-year $1.5 billion facilities were terminated and the three-year $1.0 billion facility and 364-day $2.0 billion facility expired in accordance with their terms in January 2022. No borrowings were outstanding under revolving credit facilities as of September 30, 2022 or December 31, 2021.

Under our commercial paper program, we may issue a maximum of $5.0 billion unsecured notes that have maturities of not more than 366 days from the date of issuance. There were no commercial paper borrowings outstanding as of September 30, 2022.

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

Cash Flows

The following is a discussion of cash flow activities:

	Nine Months Ended September 30,
Dollars in Millions	2022	2021
Cash flow provided by/(used in):
Operating activities	$9,760	$12,150
Investing activities	(2,275)	(939)
Financing activities	(13,716)	(12,257)

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

The $2.4 billion change in cash used in operating activities compared to 2021 was driven by higher tax payments ($1.4 billion) primarily resulting from research and development expenses that are capitalized and amortized for tax purposes, Turning Point related acquisition payments ($300 million) and cash collections and timing of payments in the ordinary course of business.

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

The $1.3 billion change in cash used in investing activities compared to 2021 was primarily due to the acquisition of Turning Point ($3.2 billion, net of cash acquired), lower proceeds from the sale of equity investments ($845 million) partially offset by lower Acquired IPRD payments ($594 million) and the changes in the amount of marketable debt securities held ($2.1 billion).

Financing Activities

Cash requirements from financing activities include cash used to repay long-term debt, repurchase common stock, pay dividends and other borrowings offset by proceeds from issuance of long-term debt, other borrowings and exercise of stock options.

The $1.5 billion change in cash used in financing activities compared to 2021 was primarily due to higher repurchases of common stock ($2.0 billion), partially offset by changes in the amount of net debt borrowings ($621 million).

Product and Pipeline Developments

Our R&D programs are managed on a portfolio basis from early discovery through late-stage development and include a balance of early-stage and late-stage programs to support future growth. Our late stage R&D programs in Phase III development include both investigational compounds for initial indications and additional indications or formulations for marketed products. The following are the developments in our marketed products and our late-stage pipeline since the start of the third quarter of 2022:

Product	Indication	Date	Developments

Opdivo	Melanoma	October 2022
Announced that results from the Phase III CheckMate -76K trial evaluating Opdivo in the adjuvant setting in patients with completely resected stage IIB or IIC melanoma demonstrated a statistically significant and clinically meaningful benefit in recurrence-free survival and the risk of recurrence or death was reduced by 58% versus placebo. No new safety signals were observed.

Opdivo + Yervoy	RCC	July 2022
Announced that Part A of the Phase III CheckMate -914 trial, evaluating Opdivo plus Yervoy as an adjuvant treatment for patients with localized RCC who have undergone full or partial removal of the kidney and who are at moderate or high risk of relapse, did not meet the primary endpoint of disease-free survival. The safety profile was consistent with previously reported studies of the Opdivo plus Yervoy combination in solid tumors.

Abecma	Multiple Myeloma	August 2022
Announced with our alliance partner, 2seventy bio, Inc., positive topline results from the Phase III KarMMa-3 trial evaluating Abecma compared to standard combination regimens in adults with multiple myeloma that is relapsed and refractory after two to four prior lines of therapy and refractory to the last regimen showing Abecma significantly improves progression-free survival. Treatment with Abecma also showed an improvement in the key secondary endpoint of overall response rate compared to standard regimens.

Zeposia	MS	October 2022
Announced retrospective analysis from the Phase III DAYBREAK open-label extension trial of Zeposia in MS showed that more than 92% of participants mounted a serologic response to COVID-19 exposure and vaccination, with only 10% of participants reporting COVID-19 adverse events – all were nonserious. Additional data from the Phase III DAYBREAK and RADIANCE trials demonstrated the effect of early Zeposia treatment on long-term cognitive function in patients with relapsing MS.

	UC	October 2022
Announced post hoc analyses from the Phase III True North study evaluating the duration of response following continuous Zeposia treatment for up to one year and following treatment interruption in patients with moderately to severely active UC. After achieving a clinical response at the end of the induction period, 86.1% of patients who remained on Zeposia showed no disease relapse at Week 52. Disease control was maintained for up to eight weeks in patients who switched to placebo after initial response.

Opdualag	Melanoma	September 2022
Announced EC approval of the fixed-dose combination of Opdualag for the first-line treatment of advanced (unresectable or metastatic) melanoma in adults and adolescents 12 years of age and older with tumor cell PD-L1 expression < 1%. The approval is based on results from the Phase II/III RELATIVITY -047 trial.

Camzyos	Obstructive HCM	October 2022
Announced that the FDA accepted the supplemental NDA for Camzyos for an expanded indication to reduce the need for septal reduction therapy. The FDA has set a target action date of June 16, 2023. The supplemental NDA is based on results from the Phase III VALOR-HCM trial.

Sotyktu	Plaque Psoriasis	September 2022
Announced Japan’s Ministry of Health, Labour and Welfare approval of Sotyktu for treatment of plaque psoriasis, generalized pustular psoriasis, or erythrodermic psoriasis, for patients who have had an inadequate response to conventional therapies. The approval is based on the results from the Phase III POETYK PSO-1 trial.

September 2022
Announced FDA approval of Sotyktu for the treatment of adults with moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. The approval is based on results from the Phase III POETYK PSO-1 and POETYK PSO-2 clinical trials.

September 2022
Announced two-year results from the POETYK PSO long-term extension trial demonstrating that clinical efficacy was maintained with continuous Sotyktu treatment in adult patients with moderate-to-severe plaque psoriasis.

Critical Accounting Policies

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022. For information regarding the impact of recently adopted accounting standards, refer to “Item 1. Financial Statements—Note 1. Basis of Presentation and Recently Issued Accounting Standards.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these forward-looking statements by the fact they use words such as “should,” “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and projections about our future financial results, goals, plans and objectives and involve inherent risks, assumptions and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years, and could cause our future financial results, goals, plans and objectives to differ materially from those expressed in, or implied by, the statements. These statements are likely to relate to, among other things, our goals, plans and objectives regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products, our business development strategy, our ability to realize the projected benefits of our acquisitions of Celgene, MyoKardia, and Turning Point, the impact of the COVID-19 pandemic on our operations and the development and commercialization of our products, potential laws and regulations to lower drug costs, market actions taken by private and government payers to manage drug utilization and contain costs, the expiration of patents or data protection on certain products, including assumptions about our ability to retain marketing exclusivity of certain products, and the outcome of contingencies such as legal proceedings and financial results. No forward-looking statement can be guaranteed. This Quarterly Report on Form 10-Q, our 2021 Form 10-K, particularly under the section “Item 1A. Risk Factors,” and our other filings with the SEC, include additional information on the factors that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 4. CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, such disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s 2021 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(b)
Dollars in Millions, Except Per Share Data
July 1 to 31, 2022(c)	1,200,739	$—	1,162,314	$10,169
August 1 to 31, 2022(c)	1,137,659	—	1,117,367	10,169
September 1 to 30, 2022	9,995,013	70.85	9,898,334	9,468
Three months ended September 30, 2022	12,333,411		12,178,015
(a)Includes shares repurchased as part of publicly announced programs and shares of common stock surrendered to the Company to satisfy tax-withholding obligations in connection with the vesting of awards under our long-term incentive program. Shares surrendered for tax withholding included 38,425 in July, 20,292 in August and 96,679 in September with average prices of $76.57, $73.50 and $70.36, respectively.
(b)In May 2010, the Board of Directors authorized the repurchase of up to $3.0 billion of our common stock and in June 2012 increased its authorization for the repurchase of our common stock by an additional $3.0 billion. The Board of Directors approved a new share repurchase program authorizing the repurchase of an additional $3.0 billion of our common stock in October 2016 and further increased its authorization for the repurchase of our common stock by approximately $7.0 billion in November 2019 and $5.0 billion in February 2020. In January and December 2021, the Board of Directors approved an increase of $2.0 billion and $15.0 billion, respectively, to the share repurchase authorization for our common stock. The remaining share repurchase capacity under the program is approximately $9.5 billion as of September 30, 2022. Refer to “Item 1. Financial Statements-Note 15. Equity” for information on the share repurchase program.
(c)During the first quarter of 2022, BMS entered into accelerated share repurchase (“ASR”) agreements to repurchase an aggregate $5.0 billion of common stock. Approximately 65 million shares of common stock (85% of the $5.0 billion aggregate purchase price calculated on the basis of a price of $65.89 per share, the closing share price of the Company's common stock on February 8, 2022) were received by BMS and included in treasury stock. During the second quarter of 2022, the first tranche of the ASR was settled and approximately 2 million shares of common stock were received by BMS and transferred to treasury stock. During the third quarter of 2022, the final tranche of the ASR was settled and approximately 2 million shares of common stock were received by BMS and transferred to treasury stock. The completed ASR had an average repurchase price of $72.71 per share.

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

SUMMARY OF ABBREVIATED TERMS

Bristol-Myers Squibb Company and its consolidated subsidiaries may be referred to as Bristol Myers Squibb, BMS, the Company, we, our or us in this Quarterly Report on Form 10-Q, unless the context otherwise indicates. Throughout this Quarterly Report on Form 10-Q we have used terms which are defined below:

2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021	LIBOR	London Interbank Offered Rate
Agenus	Agenus Inc.	Lilly	Eli Lilly and Company
AML	acute myeloid leukemia	LOE	loss of exclusivity
Amylin	Amylin Pharmaceuticals, Inc.	MAA	marketing authorization application
aNDA	abbreviated new drug application	MDL	multi-district litigation
AstraZeneca	AstraZeneca PLC	MDS	myelodysplastic syndromes
BLA	biologics license application	MPM	malignant pleural mesothelioma
BridgeBio	BridgeBio Pharma Inc.	MS	Multiple Sclerosis
CAR T	chimeric antigen receptor T-cell	MyoKardia	MyoKardia, Inc.
Celgene	Celgene Corporation	NDA	new drug application
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act	NKT	natural killer T cells
Cheplapharm	Cheplapharm Arzneimittel GmbH	NSCLC	non-small cell lung cancer
CHMP	Committee for Medicinal Products for Human Use	NVAF	non-valvular atrial fibrillation
CML	chronic myeloid leukemia	OTC	over-the-counter
CRC	colorectal carcinoma	Otsuka	Otsuka Pharmaceutical Co., Ltd.
Dragonfly	Dragonfly Therapeutics, Inc.	PD-1	programmed cell death protein 1
EC	European Commission	PD-L1	programmed death-ligand 1
Eisai	Eisai Co., Ltd.	Pfizer	Pfizer, Inc.
EMA	European Medicines Agency	PsA	psoriatic arthritis
EPS	earnings per share	Prothena	Prothena Corporation
ESCC	esophageal squamous cell carcinoma	Quarterly Report on Form 10-Q	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
EU	European Union	R&D	research and development
FASB	Financial Accounting Standards Board	RA	rheumatoid arthritis
FDA	U.S. Food and Drug Administration	RBC	red blood cell
GAAP	U.S. generally accepted accounting principles	RCC	renal cell carcinoma
GTN	gross-to-net	REMS	risk evaluation and mitigation strategy
HCC	hepatocellular carcinoma	Sanofi	Sanofi S.A.
HCM	hypertrophic cardiomyopathy	sBLA	supplemental Biologics License Application
HIV	human immunodeficiency viruses	SEC	Securities and Exchange Commission
Immatics	Immatics Biotechnologies GmbH.	Turning Point	Turning Point Therapeutics, Inc.
IO	immuno-oncology	UC	ulcerative colitis
IPRD	in-process research and development	U.S.	United States
IRS	Internal Revenue Service	UK	United Kingdom
Juno	Juno Therapeutics, Inc.	VAT	value added tax
LAG-3	lymphocyte activation gene-3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL-MYERS SQUIBB COMPANY (REGISTRANT)

Date:	October 26, 2022	By:	/s/ Giovanni Caforio, M.D.
Giovanni Caforio, M.D. Chairman of the Board and Chief Executive Officer

Date:	October 26, 2022	By:	/s/ David V. Elkins
David V. Elkins Chief Financial Officer